Form 10-Q
period 1996-06-30
NATHANS FAMOUS INC
filed 1996-08-13
CIK 69733

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[ x ] Quarterly report pursuant Section to 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended JUNE 30, 1996.

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ____________ to ______________.


                          Commission File Number 1-3189

                              NATHAN'S FAMOUS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            11-3166443
(State or other jurisdiction of                              (IRS employer
 incorporation or organization)                          identification number)

               1400 OLD COUNTRY ROAD, WESTBURY, NEW YORK 11590
         (Address of principal executive offices including zip code)

                                (516) 338-8500
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

At June 30, 1996, an aggregate of 4,722,216 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page
                                                                   Number
                                                                   ------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

   Consolidated Balance Sheets - June 30, 1996 and
   March 31, 1996                                                    3

   Consolidated Statements of Earnings - Thirteen Weeks
   Ended June 30, 1996 and June 25, 1995                             4

   Consolidated Statements of Stockholders' Equity -
   Thirteen Weeks Ended June 30, 1996                                5

   Consolidated Statements of Cash Flows - Thirteen Weeks
   Ended June 30, 1996 and June 25, 1995                             6

   Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                          11



SIGNATURES                                                           12

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                          June            March
                                                                        30, 1996        31, 1996
                                                                        --------        --------
                                                                      (Unaudited)
Current assets:
       Cash and cash equivalents including restricted cash of
         $280 and $280, respectively                                   $    682         $    801
       Marketable investment securities                                   6,040            6,128
       Franchise and other receivables, net                               1,166            1,108
       Inventory                                                            228              226
       Prepaid income taxes                                                 834              746
       Prepaid expenses and other current assets                             47              331
       Deferred income taxes                                                571              571
                                                                       --------         --------
                  Total current assets                                    9,568            9,911

Property and equipment, net                                               5,782            5,615
Intangible assets, net                                                   11,929           12,025
Other assets, net                                                           234              214
                                                                       --------         --------
                                                                       $ 27,513         $ 27,765
                                                                       ========         ========
Current liabilities:
       Current installments of obligations under capital leases        $     21         $     23
       Accounts payable                                                     366            1,003
       Accrued expenses and other current liabilities                     4,707            4,671
       Deferred franchise fees                                              314              277
                                                                       --------         --------
                  Total current liabilities                               5,408            5,974

Obligations under capital leases, net of current installments                29               35
Deferred area development fees                                              131              200
Other liabilities                                                           397              414
                                                                       --------         --------
                  Total liabilities                                       5,965            6,623
                                                                       --------         --------

Stockholders' equity:
       Common stock, $.01 par value - 20,000,000 shares
         authorized, 4,722,216 issued and outstanding                        47               47
       Additional paid-in-capital                                        32,272           32,261
       Accumulated deficit                                              (10,771)         (11,166)
                                                                       --------         --------
                  Total stockholders' equity                             21,548           21,142
                                                                       --------         --------
                                                                       $ 27,513         $ 27,765
                                                                       ========         ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              THIRTEEN WEEKS ENDED JUNE 30, 1996 AND JUNE 25, 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   1996          1995
                                                  ------        ------

Sales                                             $5,773        $5,375
Franchise fees and royalties                         813           805
License royalties                                    254           358
Investment and other income                          132           285
                                                  ------        ------

                  Total revenues                   6,972         6,823
                                                  ------        ------

Costs and expenses:
       Cost of restaurant sales                    3,313         3,066
       Restaurant operating expenses               1,665         1,544
       Depreciation and amortization                 261           421
       Amortization of intangible assets              96           141
       General and administrative                    976         1,206
       Interest expense                                2             5
                                                  ------        ------
                  Total costs and expenses         6,313         6,383
                                                  ------        ------

Earnings before income taxes                         659           440
Provision for income taxes                           264           207
                                                  ------        ------

Net earnings                                      $  395        $  233
                                                  ======        ======

Net earnings per common share                     $ 0.08        $ 0.05
                                                  ======        ======

Weighted average number of common and
  common equivalent shares outstanding             4,722         4,722
                                                  ======        ======


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THIRTEEN WEEKS ENDED JUNE 30, 1996
                      (In thousands, except share amounts)
                                   (Unaudited)




                                                                                         Total
                                                 Additional    Deferred     Accum-       Stock-
                      Common        Common        Paid in-      Compen-     ulated       holders'
                      Shares         Stock        Capital        sation     Deficit       Equity
                     ---------    -----------    ---------      --------    --------     --------
Balance, March
 31, 1996            4,722,216    $        47    $  32,388      $   (127)   $(11,166)    $ 21,142

Amortization
 of deferred
 compensation
 relating to
 restricted stock                                                     11                       11

Net earnings                                                                     395          395
                     ---------    -----------    ---------      --------    --------     --------

Balance, June
 30, 1996            4,722,216    $        47    $  32,388      $   (116)   $(10,771)    $ 21,548
                     =========    ===========    =========      ========    ========     ========


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THIRTEEN WEEKS ENDED JUNE 30, 1996 AND JUNE 25, 1995
                                 (In thousands)
                                   (Unaudited)

                                                                        1996             1995
                                                                       -------         --------
Cash flows from operating activities:
       Net earnings                                                    $   395         $   233
       Adjustments to reconcile net earnings to
         net cash provided by / (used in) operating activities:
             Depreciation                                                  261             410
             Amortization of intangible assets                              96             152
             Provision for doubtful accounts                                15              38
             Other                                                          11              12
       Changes in assets and liabilities:
             Marketable investment securities                               88          (2,459)
             Franchise and other receivables                               (73)           (586)
             Inventory                                                      (2)            (95)
             Prepaid income taxes                                          (88)            385
             Prepaid and other current assets                              284             165
             Deferred income taxes                                           _              51
             Accounts payable and accrued expenses                        (601)           (274)
             Deferred franchise fees                                        37              85
             Other assets                                                  (20)             36
             Deferred area development fees                                (69)            (52)
             Other non current liabilities                                 (16)            (21)
                                                                       -------         -------
Net cash provided by / (used in) operating activities                      318          (1,920)
                                                                       -------         -------

Cash flows from investing activities:
       Purchase of property and equipment                                 (429)           (715)
       Purchase of franchise restaurant                                     --            (150)
                                                                       -------         -------
               Net cash used in investing activities                      (429)           (865)
                                                                       -------         -------
Cash flows from financing activities:
       Principal repayment of obligations under capital leases              (8)          ( 5 )
                                                                       -------         -------
         Net cash used in financing activities                              (8)             (5)
                                                                       -------         -------

Net decrease in cash and cash equivalents                                 (119)         (2,790)
Cash and cash equivalents, beginning of period                             801           4,086
                                                                       -------         -------
Cash and cash equivalents, end of period                               $   682         $ 1,296
                                                                       =======         =======

Cash paid during the period for:
       Interest                                                        $     2         $     6
       Income taxes                                                         31              31


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (the "Company") for the thirteen week periods ended June 30, 1996 and June 25, 1995 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.




NOTE B - RECLASSIFICATIONS

Certain reclassifications of prior period balances have been made to conform to the June 30, 1996 presentation.



NOTE C - EARNINGS PER SHARE

Weighted average common shares outstanding for the thirteen weeks ended June 30, 1996 and June 25, 1995 were 4,722,216. There were no common stock equivalents for the thirteen weeks ended June 30, 1996 and June 25, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Thirteen weeks ended June 30, 1996 compared to June 25, 1995

Revenues

Company-owned restaurant sales increased 7.4% or $398,000 to $5,773,000 for the thirteen weeks ended June 30, 1996 ("first quarter fiscal 1997") from $5,375,000 for the thirteen weeks ended June 25, 1995 ("first quarter fiscal 1996"). Sales from non comparable units were $444,000 higher during the first quarter fiscal 1997 than the first quarter fiscal 1996 due primarily to the units opened subsequent to the first quarter fiscal 1996. Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year), declined by $46,000 or 1.0% in the first quarter fiscal 1997 versus the first quarter fiscal 1996. The Company has recently renovated two of it's larger restaurants and has experienced satisfactory sales increases thus far. Plans are currently being developed to renovate and modernize the appearance and design of certain other units. The Company has also implemented a more aggressive local store marketing campaign and value pricing strategy in order to address the sales softness. At June 30, 1996 and June 25, 1995, there were 25 and 27 Company-owned units, respectively.

Franchise fees and royalties increased by $8,000 or 1.0% to $813,000 in the first quarter fiscal 1997 compared to $805,000 in the first quarter fiscal 1996. Franchise royalties decreased by $39,000 or 5.8% to $623,000 in the first quarter fiscal 1997 as compared to $662,000 in the first quarter fiscal 1996. Franchise restaurant sales, upon which royalties are based, decreased to $15,853,000 in the first quarter fiscal 1997 as compared to $16,937,000 in the first quarter fiscal 1996 due primarily to lower comparable store sales. At June 30, 1996 there were 175 franchise restaurants as compared to 163 at June 25, 1995. Franchise fee income increased to $190,000 in the first quarter fiscal 1997 as compared to $143,000 in the first quarter fiscal 1996. During the first quarter fiscal 1997, franchisees opened 7 new units versus the first quarter fiscal 1996 in which 9 new units were opened. Higher franchise fees were earned during the first quarter fiscal 1997 than during the first quarter fiscal 1996 due primarily to the higher recognition of fees associated with expired development agreements.

License royalties decreased by $104,000 or 29.1% to $254,000 in the first quarter fiscal 1997 as compared to $358,000 in the first quarter fiscal 1996. The majority of this decrease results from the Company no longer amortizing the deferred fee received from SMG, Inc., in connection with their license agreement for the sale of Nathan's frankfurters in supermarkets. The amortization period concluded in February 1996.

Investment and other income decreased to $132,000 in the first quarter fiscal 1997 from $285,000 in the first quarter fiscal 1996 due primarily to decreased earnings on the Company's marketable investment securities as a result of the change in performance of the financial markets.

Costs and Expenses

Cost of restaurant sales increased by $247,000 from $3,066,000 in the first quarter fiscal 1996 to $3,313,000 in the first quarter fiscal 1997. As a percentage of restaurant sales, cost of restaurant sales increased to 57.4% in the first quarter fiscal 1997 as compared to 57.0% in the first quarter fiscal 1996. This increase is due primarily to the impact on food costs as a result of the expanded value pricing strategies employed during the first quarter fiscal 1997. The Company continues to take steps to offset this margin erosion which has become necessary to remain competitive in the current marketplace.

Restaurant operating expenses increased by $121,000 from $1,544,000 in the first quarter fiscal 1996 to $1,665,000 in the first quarter fiscal 1997.This increase can be attributable to the number of operating weeks and type of Company-owned units operating during the first quarter fiscal 1997 as compared to the first quarter fiscal 1996. As a percentage of restaurant sales, restaurant operating expenses were 28.7% in the first quarter fiscal 1996 as compared to 28.8% in the first quarter fiscal 1997. In June 1996, the Company closed two unprofitable restaurants.

Depreciation and amortization decreased by $160,000 or 38.0% from $421,000 in the first quarter fiscal 1996 to $261,000 in the first quarter fiscal 1997. Amortization of intangibles, debt issuance and pre-opening costs decreased by $45,000 or 31.9% from $141,000 in the first quarter fiscal 1996 to $96,000 in the first quarter fiscal 1997. These decreases are primarily attributable to the reduced depreciation and amortization expense resulting from the implementation of Financial Accounting Standards Board Statement No. 121 during the fourth quarter of fiscal 1996.

General and administrative expenses decreased by $230,000 or 19.1% to $976,000 in the first quarter fiscal 1997 as compared to $1,206,000 in the first quarter fiscal 1996. This decrease partially results from corporate staff reductions made during fiscal 1996 and the first quarter fiscal 1997. Additionally, certain one-time benefits and timing differences further lowered general and administrative expenses for the first quarter fiscal 1997. As a percentage of total revenues, general & administrative costs for the first quarter fiscal 1997 was 14.0% as compared to 17.7% in the first quarter fiscal 1996.

Income Tax Provision

In the first quarter fiscal 1997, the income tax provision was $264,000 or 40.1% of income before income taxes. In the first quarter fiscal 1996, the income tax provision was $207,000 or 47.0% of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 1996 aggregated $682,000, decreasing by $119,000 during the fiscal 1997 period. At June 30, 1996, marketable investment securities totalled $6,040,000 and net working capital increased slightly to $4,160,000 from March 31, 1996.

Cash provided by operations of $318,000 in the fiscal 1997 period is primarily attributable to net income of $395,000, non-cash charges of $383,000, including depreciation and amortization of $357,000, decrease in prepaid and other current assets of $284,000, decrease in accounts payable and accrued expenses of $601,000, increase in franchise and other receivables of $73,000 and decrease in deferred area development fees of $69,000.

Cash used in investing activities of $429,000 represents property and equipment purchases relating to the construction of a new Company-owned unit which opened in July 1996, and other fixed asset additions.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital for its planned operations and expansion program through fiscal 1997. The Company also maintains a $5,000,000 uncommitted bank line of credit. The Company has not borrowed any funds to date under this line of credit.

                           PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                       None.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATHAN'S FAMOUS, INC.



Date: August 12, 1996         By:   /s/  Wayne Norbitz
                                    --------------------
                                    Wayne Norbitz
                                    President and Chief Operating Officer
                                    (Principal Executive Officer)


Date: August 12, 1996         By:   /s/  Ronald G. DeVos
                                    ----------------------
                                    Ronald G. DeVos
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)