Form 10-Q
period 1996-09-29
NATHANS FAMOUS INC
filed 1996-11-08
CIK 69733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 290549

Mark One

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended September 29, 1996.

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Act of 1934 for the transition period from        to        .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes x    No

     At September 29, 1996, an aggregate of 4,722,216 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                             Page
                                                            Number

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

   Consolidated Balance Sheets - September 29, 1996 and
   March 31, 1996                                             3

   Consolidated Statements of Earnings - Thirteen Weeks
   Ended September 29, 1996 and September 24, 1995            4

   Consolidated Statements of Earnings - Twenty-six Weeks
   Ended September 29, 1996 and September 24, 1995            5

   Consolidated Statements of Stockholders' Equity -
   Twenty-six Weeks Ended September 29, 1996                  6

   Consolidated Statements of Cash Flows - Twenty-six Weeks
   Ended September 29, 1996 and September 24, 1995            7

   Notes to Consolidated Financial Statements                 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                   13

SIGNATURES                                                   14

                          PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                           September         March
                                                           29, 1996        31, 1996
                                                          (Unaudited)
                 Assets
Current assets:
   Cash and cash equivalents including restricted cash
     of $280 and $280, respectively                         $2,050           $  801
   Marketable investment securities                          5,843            6,128
   Franchise and other receivables                           1,004            1,108
   Inventory                                                   275              226
   Prepaid income taxes                                        893              746
   Prepaid expenses and other current assets                   210              331
   Deferred income taxes                                       571              571
          Total current assets                              10,846            9,911

Property and equipment, net                                  5,707            5,615
Intangible assets, net                                      11,833           12,025
Other assets, net                                              193              214
                                                           $28,579          $27,765

Current liabilities:
   Current maturities of long-term debt                        $17              $23
   Accounts payable                                            700            1,003
   Accrued expenses and other current liabilities            5,117            4,671
   Deferred franchise fees                                     252              277
          Total current liabilities                          6,086            5,974

Long-term debt, net of current maturities                       27               35
Deferred area development fees                                  98              200
Deferred income taxes                                          ---              ---
Other Liabilities                                              327              414
          Total liabilities                                  6,538            6,623

Stockholders' equity:
   Common stock, $.01 par value - 20,000,000
     shares authorized, 4,722,216 issued
     and outstanding                                            47              47
   Additional paid-in-capital                               32,285          32,261
   Accumulated deficit                                     (10,291)        (11,166)
   Total stockholders' equity                               22,041          21,142
                                                           $28,579         $27,765

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996 AND SEPTEMBER 24, 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   1996               1995

Sales                                            $5,957              $5,911
Franchise fees and royalties                        881                 895
License royalties                                   304                 363
Other income                                        220                 172

          Total revenues                          7,362               7,341

Costs and expenses:
   Cost of restaurant sales                       3,427               3,367
   Restaurant operating expenses                  1,780               1,840
   Depreciation and amortization                    260                 444
   Amortization of intangible assets, debt
     issuance and pre-opening costs                 103                 154
   General and administrative                       947               1,107
   Interest expense                                  12                   6
          Total costs and expenses                6,529               6,918

Earnings before income taxes                        833                 423

Provision for income taxes                          353                 187

Net earnings                                    $   480             $   236

Net earnings per common share                   $  0.10             $  0.05

Weighted average number of common and
  common equivalent shares outstanding            4,722               4,722


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
        TWENTY-SIX WEEKS ENDED SEPTEMBER 29, 1996 AND SEPTEMBER 24, 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  1996                1995

Sales                                           $11,730             $11,286
Franchise fees and royalties                      1,694               1,700
License royalties                                   558                 721
Other income                                        352                 457

          Total revenues                         14,334              14,164

Costs and expenses:
   Cost of restaurant sales                       6,740               6,433
   Restaurant operating expenses                  3,445               3,384
   Depreciation and amortization                    521                 865
   Amortization of intangible assets, debt
     issuance and pre-opening costs                 199                 295
   General and administrative                     1,923               2,313
   Interest expense                                  14                  11

          Total costs and expenses               12,842              13,301

Earnings before income taxes                      1,492                 863

Provision for income taxes                          617                 394

Net earnings                                   $    875             $   469

Net earnings per common share                  $   0.19             $  0.10

Weighted average number of common and
  common equivalent shares outstanding            4,722               4,722

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    TWENTY-SIX WEEKS ENDED SEPTEMBER 29, 1996
                      (In thousands, except share amounts)
                                   (Unaudited)




                                                                            Total
                                        Additional   Deferred    Accum-     Stock-
                   Common     Common     Paid in-    Compen-     ulated    holders'
                   Shares      Stock     Capital     sation      Deficit    Equity

Balance, March
 31, 1996        4,722,216    $  47      $ 32,388    $(127)     $(11,166)   $21,142

Amortization
 of deferred
 compensation
 relating to
 restricted stock                                       24                       24

Net earnings                                                         875        875
                 ---------    -----      --------    ------     --------    -------

Balance, Sept.
 29, 1996        4,722,216    $  47      $ 32,388    $(103)     $(10,291)   $22,041
                 ---------    -----      --------    ------     --------    -------




          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      TWENTY-SIX WEEKS ENDED SEPTEMBER 29, 1996 AND SEPTEMBER 24, 1995
                                 (In thousands)
                                   (Unaudited)

                                                       1996          1995
Cash flows from operating activities:
   Net earnings                                      $  875           469
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
      Depreciation                                      521           865
      Amortization of intangible assets                 199           295
      Provision for doubtful accounts                    30           104
      Other                                              24            23
   Changes in assets and liabilities:
      Marketable investment securities                  285        (3,674)
      Franchise and other receivables                    74          (515)
      Inventory                                         (49)         (347)
      Prepaids and other current assets                 (30)          138
      Deferred income taxes                               -           105
      Accounts payable and accrued expenses             143           210
      Deferred franchise fees                           (25)            -
      Other assets                                       21            10
      Deferred area development fees                   (102)          (77)
      Other non current liabilities                     (87)           34
     Net cash (used in) provided by
     operating activities                             1,879        (2,360)

Cash flows from investing activities:
   Purchase of property and equipment                  (616)       (1,140)
   Purchase of franchise restaurants                     -           (150)
     Net cash used in investing activities             (616)       (1,290)

Cash flows from financing activities:
   Principal repayment of borrowings                    (14)          (30)
     Net cash used in financing activities              (14)          (30)

Net increase (decrease) in cash and
cash equivalents                                      1,249        (3,680)

Cash and cash equivalents, beginning of period          801         4,086
Cash and cash equivalents, end of period            $ 2,050       $   406
Cash paid during the period for:
   Interest                                         $     3       $    11
   Income taxes                                          90           458

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and Subsidiaries (the "Company") for the thirteen and twenty-six week periods ended September 29, 1996 and September 24, 1995 have been prepared in accordance with generally accepted accounting principles. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or the full year.

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


NOTE B - RECLASSIFICATIONS

Certain reclassifications of prior period balances have been made to conform to the September 29, 1996 presentation.


NOTE C - EARNINGS PER SHARE

Weighted average common shares outstanding for the thirteen and twenty-six weeks ended September 29, 1996 and September 24, 1995 were 4,722,216. There were no common stock equivalents for the thirteen and twenty-six weeks ended September 29, 1996 and September 24, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Results of Operations

Thirteen weeks ended September 29, 1996 compared to September 24, 1995

Revenues

Company-owned restaurant sales increased 0.8% or $46,000 to $5,957,000 for the thirteen weeks ended September 29, 1996 ("second quarter fiscal 1997") from $5,911,000 for the thirteen weeks ended September 24, 1995 ("second quarter fiscal 1996"). The Company opened one new unit during fiscal 1997 which generated sales of $148,000 during the quarter. Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year) declined $132,000 or 2.5% during the quarter. The Company has implemented a more aggressive local store marketing campaign and value pricing strategy in order to address the sales softness. In March 1996 the Company completed the renovation of two of it's larger restaurants and has experienced sales increases at such stores thus far. Plans are currently being developed to renovate and modernize the appearance of certain other units. At September 29, 1996 and September 24, 1995, there were 26 and 27 Company-owned units, respectively.

Franchise fees and royalties decreased by $14,000 or 1.6% to $881,000 in the second quarter fiscal 1997 compared to $895,000 in the second quarter fiscal 1996. Franchise royalties decreased by $3,000 or 0.5% to $692,000 in the second quarter fiscal 1997 as compared to $695,000 in the second quarter fiscal 1996. Franchisee sales upon which royalties are based decreased to $17,312,000 in the second quarter fiscal 1997 as compared to $17,689,000 in the second quarter fiscal 1996 due primarily to lower comparable sales which were partially offset by sales from the new units. At September 29, 1996 there were 180 franchise units as compared to 168 at September 24, 1995. Franchise fee income was $189,000 in the second quarter fiscal 1997 as compared to $200,000 in the second quarter fiscal 1996. During the second quarter fiscal 1997 franchisees and licensees opened 15 new units as compared to 11 new units opened during the second quarter fiscal 1996. Lower franchise fees were earned during the second quarter fiscal 1997 due mostly to the type of units opened which are smaller, offer a limited menu and provide lower initial fees but ongoing royalties based on a higher percentage of sales.

License royalties decreased by $59,000 or 16.3% to $304,000 in the second quarter 1996 as compared to $363,000 in the second quarter fiscal 1996. This decrease results from the Company no longer amortizing the deferred fee received from SMG, Inc., in connection with their license agreement for the sale of Nathan's frankfurters in supermarkets. The amortization period concluded in February 1996.

Other income increased to $220,000 in the second quarter fiscal 1997 from $172,000 in the second quarter fiscal 1996 primarily due to reversing an accrual for expected costs in connection with the closing of a restaurant.

Costs and Expenses

Cost of restaurant sales increased by $60,000 from $3,367,000 in the second quarter fiscal 1996 to $3,427,000 in the second quarter fiscal 1997. As a percentage of restaurant sales, cost of restaurant sales increased to 57.5% in the second quarter fiscal 1997 as compared to 57.0% in the second quarter fiscal 1996 due principally to the net impact of higher percentage food costs resulting from the Company's pricing strategies which were mostly offset by reduced labor costs.

Restaurant operating expenses decreased as a percentage of restaurant sales from 31.1% in the second quarter fiscal 1996 to 29.9% in the second quarter fiscal 1997. This decrease primarily resulted from the benefit derived from closing two unprofitable restaurants in the first quarter of fiscal 1997.

Depreciation and amortization decreased by $184,000 or 41.4% from $444,000 in the second quarter fiscal 1996 to $260,000 in the second quarter fiscal 1997. Amortization of intangibles, debt issuance and pre-opening costs decreased by $51,000 or 33.1% from $154,000 in the second quarter fiscal 1996 to $103,000 in the second quarter fiscal 1997. These decreases are primarily attributable to the reduced depreciation and amortization expense resulting from the implementation of Financial Accounting Standards Board Statement No. 121 during the fourth quarter of fiscal 1996.

General and administrative expenses decreased by $160,000 or 14.5% to $947,000 in the second quarter fiscal 1997 as compared to $1,107,000 in the second quarter fiscal 1996. This decrease partially results from corporate staff reductions made during fiscal 1997. Additionally, certain one-time benefits and timing differences further lowered general and administrative expenses for the second quarter fiscal 1997. As a percentage of total revenues, general & administrative costs for the second quarter fiscal 1997 were 12.9% as compared to 15.1% for the second quarter fiscal 1996.

Income Tax Provision

In the second quarter fiscal 1997, the income tax provision was $353,000 or 42.4% of income before income taxes. In the second quarter fiscal 1996, the income tax provision was $187,000 or 44.2% of income before income taxes. The fiscal 1997 tax rate has been reduced to reflect the Company's estimated effective state tax rate.

Twenty-six weeks ended September 29, 1996 compared to September 24, 1995

Revenues

Restaurant sales increased 3.9% or $444,000 to $11,730,000 for the twenty-six weeks ended September 29, 1996 ("fiscal 1997") from $11,286,000 for the twenty-six weeks ended September 24, 1995 ("fiscal 1996"). The Company opened one new unit during fiscal 1997 which generated sales of $148,000. Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year) declined $178,000 or 1.8% during the period. Sales continue to be adversely affected by the discount strategies of the Company's principal competitors, increased competition and certain external factors affecting specific restaurants. The Company has implemented a more aggressive local store marketing campaign and value pricing strategy in order to address the sales softness. In March 1996 the Company completed the renovation of two of it's larger restaurants and has experienced sales increases at such stores thus far. Plans are currently being developed to renovate and modernize the appearance of certain other units.

Franchise fees and royalties decreased by $6,000 or 0.4% to $1,694,000 in fiscal 1997 compared to $1,700,000 in fiscal 1996. Franchise royalties declined to $1,316,000 in fiscal 1997 as compared to $1,357,000 in fiscal 1996, representing a decrease of 3.0% or $41,000. Franchise restaurant sales upon which royalties are based decreased to $33,165,000 in fiscal 1997 as compared to $34,626,000 in fiscal 1996 primarily due to lower comparable sales which were partially offset by sales from the new units. Franchise fee income increased to $378,000 in fiscal 1997 as compared to $343,000 in fiscal 1996. During fiscal 1997, franchisees and licensees opened 22 new units versus fiscal 1996 in which 20 new units were opened. Higher franchise fees were earned during fiscal 1997 as compared to fiscal 1996 due primarily to the higher recognition of fees associated with expired development agreements.

License royalties decreased by $163,000 or 22.6% to $558,000 in fiscal 1997 as compared to $721,000 in fiscal 1996. The majority of this decrease results from the Company no longer amortizing the deferred fee received from SMG, Inc., in connection with their license agreement for the sale of Nathan's frankfurters in supermarkets. The amortization period concluded in February 1996.

Other income decreased to $352,000 in fiscal 1997 from $457,000 in fiscal 1996 primarily due to reduced investment income.

Costs and Expenses

Cost of restaurant sales increased by $307,000 from $6,433,000 in fiscal 1996 to $6,740,000 in fiscal 1997. This increase primarily results from costs associated with operating different units during fiscal 1997. As a percentage of restaurant sales, the cost of restaurant sales increased to 57.5% in fiscal 1997 as compared to 57.0% in fiscal 1996 due principally to the net impact of higher percentage food costs resulting from the Company's pricing strategies which were mostly offset by reduced labor costs.

Restaurant operating expenses decreased as a percentage of restaurant sales from 30.0% in the fiscal 1996 period to 29.4% in the fiscal 1997. This decrease primarily resulted from the benefit derived from closing two unprofitable restaurants in the first quarter of fiscal 1997.

Depreciation and amortization decreased by $344,000 or 39.8% from $865,000 in fiscal 1996 to $521,000 in fiscal 1997. Amortization of intangibles, debt issuance and pre-opening costs decreased by $96,000 or 32.5% from $295,000 in fiscal 1996 to $199,000 in fiscal 1997. These decreases are primarily attributable to the reduced depreciation and amortization expense resulting from the implementation of Financial Accounting Standards Board Statement No. 121 during the fourth quarter of fiscal 1996.

General and administrative expenses decreased by $390,000 or 16.9% to $1,923,000 in fiscal 1997 as compared to $2,313,000 in fiscal 1996. This decrease partially results from corporate staff reductions made during fiscal 1996 and the first quarter fiscal 1997. Additionally, certain one-time benefits and timing differences further lowered general and administrative expenses for fiscal 1997. As a percentage of total revenues, general & administrative costs for fiscal 1997 was 13.4% as compared to 16.3% in fiscal 1996.

Income Tax Provision

In fiscal 1997 the income tax provision was $617,000 or 41.4% of income before income taxes. In fiscal 1996 the income tax provision was $394,000 or 45.7% of income before income taxes. The fiscal 1997 tax rate has been reduced to reflect the Company's estimated effective state tax rate.

   Liquidity and Capital Resources

Cash and cash equivalents at September 29, 1996 aggregated $2,050,000, increasing by $1,249,000 during the fiscal 1997 period. At September 29, 1996, marketable investment securities totalled $5,843,000 and net working capital increased to $4,760,000 from $3,937,000 at March 31, 1996.

Cash provided by operations of $1,879,000 in fiscal 1997 to date is primarily attributable to net income of $875,000, non-cash charges of $774,000, including depreciation and amortization of $720,000, a decrease in marketable investment securities of $285,000, an increase in accounts payable and accrued expenses of $143,000, a decrease in franchise and other receivables of $74,000 and decreases in deferred area development fees and other non current liabilities of $102,000 and $87,000, respectively.

Cash used in investing activities of $616,000 represents property and equipment purchases relating to the construction of a new Company-owned unit which opened in July 1996, and other fixed asset additions.

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

                           PART II. OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27 - Financial Data Schedule

   (b) No reports on Form 8-K were filed during the quarter ended September 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATHAN'S FAMOUS, INC.



Date: November 4, 1996             By:   /s/  Wayne Norbitz
                                        Wayne Norbitz
                                        President and Chief Operating Officer
                                        (Principal Executive Officer)


Date: November 4, 1996             By:   /s/  Ronald DeVos
                                        Ronald DeVos
                                        Vice President - Finance
                                        and Chief Financial Officer