Form 10-Q
period 1996-12-29
NATHANS FAMOUS INC
filed 1997-02-05
CIK 69733

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 290549

Mark One

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended December 29, 1996.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     At January 31, 1997, an aggregate of 4,722,216 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                             Page
                                                            Number
                                                            -------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

   Consolidated Balance Sheets - December 29, 1996 and
   March 31, 1996                                             3

   Consolidated Statements of Earnings - Thirteen Weeks
   Ended December 29, 1996 and December 24, 1995              4

   Consolidated Statements of Earnings - Thirty-nine Weeks
   Ended December 29, 1996 and December 24, 1995              5

   Consolidated Statements of Stockholders' Equity -
   Thirty-nine Weeks Ended December 29, 1996                  6

   Consolidated Statements of Cash Flows - Thirty-nine Weeks
   Ended December 29, 1996 and December 24, 1995              7

   Notes to Consolidated Financial Statements                 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  13

Item 6.   Exhibits and Reports on Form 8-K                   13

SIGNATURES                                                   14

                          PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                   December           March
                                                   29, 1996        31, 1996
                                                   ---------       ----------
                                                  (Unaudited)
                          Assets

Current assets:
   Cash and cash equivalents including restricted
    cash of $280 and $280, respectively             $1,899           $  801
   Marketable investment securities                  6,483            6,128
   Franchise and other receivables                   1,342            1,108
   Inventory                                           223              226
   Prepaid income taxes                                319              746
   Prepaid expenses and other current assets           293              331
   Deferred income taxes                               571              571
                                                   -------          -------
          Total current assets                      11,130            9,911

Property and equipment, net                          5,511            5,615
Intangible assets, net                              11,737           12,025
Other assets, net                                      196              214
                                                   -------          -------
                                                   $28,574          $27,765
                                                   =======          =======
Current liabilities:
   Current maturities of long-term debt                $18              $23
   Accounts payable                                    731            1,003
   Accrued expenses and other current liabilities    4,927            4,671
   Deferred franchise fees                             198              277
                                                   -------          -------
          Total current liabilities                  5,874            5,974

Long-term debt, net of current maturities               23               35
Deferred area development fees                          44              200
Deferred income taxes                                  ---              ---
Other Liabilities                                      395              414
                                                   -------          -------
          Total liabilities                          6,336            6,623

Stockholders' equity:
   Common stock, $.01 par value - 20,000,000
     shares authorized, 4,722,216 issued and
     outstanding                                        47               47
   Additional paid-in-capital                       32,296           32,261
   Accumulated deficit                            (10,105)         (11,166)
                                                   -------          -------
   Total stockholders' equity                       22,238           21,142
                                                   -------          -------
                                                   $28,574          $27,765
                                                   =======          =======
          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
          THIRTEEN WEEKS ENDED DECEMBER 29, 1996 AND DECEMBER 24, 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                  1996                1995
                                                  ----                ----

Sales                                            $5,304              $5,104
Franchise fees and royalties                        862                 870
License royalties                                   299                 365
Other income                                        134                 190
                                                -------             -------
          Total revenues                          6,599               6,529
                                                -------             -------
Costs and expenses:
   Cost of restaurant sales                       3,262               3,205
   Restaurant operating expenses                  1,623               1,706
   Depreciation and amortization                    253                 395
   Amortization of intangible assets, debt
     issuance and pre-opening costs                 107                 156
   General and administrative                     1,030               1,052
   Interest expense                                   1                   5
                                                -------             -------
          Total costs and expenses                6,276               6,519
                                                -------             -------
Earnings before income taxes                        323                  10

Provision for income taxes                          137                   4
                                                -------             -------
Net earnings                                    $   186             $     6
                                                =======             =======
Net earnings per common share                   $  0.04             $  0.00
                                                =======             =======
Weighted average number of common and
  common equivalent shares outstanding            4,722               4,722
                                                =======             =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
 THIRTY-NINE WEEKS ENDED DECEMBER 29, 1996 AND DECEMBER 24, 1995 (In thousands, except per share amounts)
                                   (Unaudited)


                                                 1996                1995
                                                 ----                ----

Sales                                           $17,034             $16,389
Franchise fees and royalties                      2,556               2,570
License royalties                                   857               1,086
Other income                                        486                 648
                                                -------             -------


          Total revenues                         20,933              20,693
                                                -------             -------
Costs and expenses:
   Cost of restaurant sales                      10,002               9,638
   Restaurant operating expenses                  5,068               5,090
   Depreciation and amortization                    774               1,260
   Amortization of intangible assets, debt
     issuance and pre-opening costs                 306                 450
   General and administrative                     2,953               3,365
   Interest expense                                  15                  17
                                                -------             -------

          Total costs and expenses               19,118              19,820
                                                -------             -------
Earnings before income taxes                      1,815                 873

Provision for income taxes                          754                 399
                                                -------             -------
Net earnings                                    $ 1,061             $   474
                                                =======             =======

Net earnings per common share                   $  0.22             $  0.10
                                                =======             =======
Weighted average number of common and
  common equivalent shares outstanding            4,722               4,722
                                                =======             =======
          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THIRTY-NINE WEEKS ENDED DECEMBER 29, 1996
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                          Total
                                        Additional   Deferred   Accum-    Stock-
                    Common    Common    Paid in-     Compen-    ulated    holders'
                    Shares     Stock    Capital      sation     Deficit   Equity
                    -------   ------    -----------  ---------  --------  --------

Balance, March
 31, 1996          4,722,216  $    47    $ 32,388    $  (127)   $(11,166)   $21,142

Amortization
 of deferred
 compensation
 relating to
 restricted stock                                         35                    35

                                                                   1,061      1,061
Net earnings       ---------  --------   ---------  ---------  ---------  ---------

Balance, Dec.
 29, 1996         4,722,216   $    47     $ 32,388    $  (92)   $(10,105)   $22,238
                  =========   ========   =========  =========   ========= =========



          See accompanying notes to consolidated financial statements.


                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         THIRTY-NINE WEEKS ENDED DECEMBER 29, 1996 AND DECEMBER 24, 1995
                                 (In thousands)
                                   (Unaudited)

                                                 1996        1995
                                                 ----        ----

Cash flows from operating activities:
   Net earnings                                 $ 1,061       474
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
      Depreciation                                  774     1,260
      Amortization of intangible assets             306       450
      Provision for doubtful accounts                45        83
      Other                                          35        35
   Changes in assets and liabilities:
      Marketable investment securities            (355)    (2,683)
      Franchise and other receivables             (279)      (679)
      Inventory                                       3      (273)
      Prepaids and other current assets             465        52
      Deferred income taxes                          -        (41)
      Accounts payable and accrued expenses        (16)       (77)
      Deferred franchise fees                      (79)         2
      Other assets                                  18        (33)
      Deferred area development fees              (156)       (82)
      Other non current liabilities                (19)       (59)
                                                -------    -------
     Net cash (used in) provided by
       operating activities                      1,803     (1,571)
                                                -------    -------
Cash flows from investing activities:
   Purchase of property and equipment             (688)    (1,889)
   Purchase of franchise restaurants               -         (150)
                                                -------    -------
     Net cash used in investing activities        (688)    (2,039)
                                                -------    -------


Cash flows from financing activities:
   Principal repayment of borrowings               (17)       (46)
     Net cash used in financing activities         (17)       (46)
                                                -------    -------
Net increase (decrease) in cash and cash
   equivalents                                   1,098     (3,656)

Cash and cash equivalents, beginning of period     801      4,086
                                                -------    -------
Cash and cash equivalents, end of period        $1,899     $  430
                                                =======    =======
Cash paid / (refunded) during the period for:
   Interest                                     $    16    $   17
   Income taxes                                    (181)      631

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 29, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and Subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended December 29, 1996 and December 24, 1995 have been prepared in accordance with generally accepted accounting principles. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or the full year.

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


NOTE B - RECLASSIFICATIONS

Certain reclassifications of prior period balances have been made to conform to the December 29, 1996 presentation.


NOTE C - EARNINGS PER SHARE

Weighted average common shares outstanding for the thirteen and thirty-nine weeks ended December 29, 1996 and December 24, 1995 were 4,722,216. There were no common stock equivalents for the thirteen and thirty-nine weeks ended December 29, 1996 and December 24, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Results of Operations

Thirteen weeks ended December 29, 1996 compared to December 24, 1995

Revenues

Company-owned restaurant sales increased 3.9% or $200,000 to $5,304,000 for the thirteen weeks ended December 29, 1996 ("third quarter fiscal 1997") from $5,104,000 for the thirteen weeks ended December 24, 1995 ("third quarter fiscal 1996"). The Company opened one new unit during the current fiscal year which generated sales of $122,000 during the third quarter fiscal 1997. Comparable unit sales (units operating for 18 months or longer as of the beginning of the current fiscal year) increased $118,000 or 2.8% during the quarter. Throughout the third quarter fiscal 1997, the Company continued to focus on its aggressive local store marketing campaigns and value pricing strategy in order to address the competitive environment. In March 1996, the Company completed the renovation of two of its larger restaurants and since that time has experienced sales increases at such stores. Plans are currently being developed to renovate and modernize the appearance of certain other Company-owned units. At December 29, 1996 and December 24, 1995, there were 26 and 27 Company-owned units, respectively.

Franchise fees and royalties decreased by $8,000 or 0.9% to $862,000 in the third quarter fiscal 1997 compared to $870,000 in the third quarter fiscal 1996. Franchise royalties decreased by $4,000 or 0.6% to $689,000 in the third quarter fiscal 1997 as compared to $693,000 in the third quarter fiscal 1996. Franchisee sales upon which royalties are based decreased to $17,128,000 in the third quarter fiscal 1997 as compared to $17,587,000 in the third quarter fiscal 1996 due primarily to lower comparable sales which were partially offset by sales from the new units opened during the current fiscal year. At December 29, 1996 there were 180 franchise units as compared to 176 at December 24, 1995. Franchise fee income was $173,000 in the third quarter fiscal 1997 as compared to $177,000 in the third quarter fiscal 1996. During the third quarter fiscal 1997 franchisees and licensees opened 7 new units as compared to 10 new units opened during the third quarter fiscal 1996. Franchise fees earned during fiscal 1996 also included revenue earned from a non refundable deposit associated with the sale of certain exclusive rights for development within Russia.

License royalties decreased by $66,000 or 18.1% to $299,000 in the third quarter 1997 as compared to $365,000 in the third quarter fiscal 1996. This decrease primarily results from the Company no longer amortizing the deferred fee received from SMG, Inc., in connection with their license agreement for the sale of Nathan's frankfurters in supermarkets. The amortization period concluded in February 1996.

Other income decreased to $134,000 in the third quarter fiscal 1997 from $190,000 in the third quarter fiscal 1996 primarily due to reduced investment income.

Costs and Expenses

Cost of restaurant sales increased by $57,000 from $3,205,000 in the third quarter fiscal 1996 to $3,262,000 in the third quarter fiscal 1997. As a percentage of restaurant sales, cost of restaurant sales decreased to 61.5% in the third quarter fiscal 1997 as compared to 62.8% in the third quarter fiscal 1996 due principally to the net impact of higher percentage costs of food and paper resulting from the Company's marketing strategies which were offset by reduced labor and benefit costs as a percentage of restaurant sales.

Restaurant operating expenses decreased as a percentage of restaurant sales from 33.4% in the third quarter fiscal 1996 to 30.6% in the third quarter fiscal 1997. This decrease primarily resulted from the benefit derived from closing two unprofitable restaurants in the first quarter of fiscal 1997.

Depreciation and amortization decreased by $142,000 or 35.9% from $395,000 in the third quarter fiscal 1996 to $253,000 in the third quarter fiscal 1997. Amortization of intangibles, debt issuance and pre-opening costs decreased by $49,000 or 31.4% from $156,000 in the third quarter fiscal 1996 to $107,000 in the third quarter fiscal 1997. These decreases are primarily attributable to the reduced depreciation and amortization expense resulting from the implementation of Financial Accounting Standards Board Statement No. 121 during the fourth quarter of fiscal 1996.

General and administrative expenses decreased by $22,000 or 2.1% to $1,030,000 in the third quarter fiscal 1997 as compared to $1,052,000 in the third quarter fiscal 1996. This decrease partially results from corporate staff reductions made during fiscal 1997. As a percentage of total revenues, general & administrative costs for the third quarter fiscal 1997 were 15.6% as compared to 16.1% for the third quarter fiscal 1996.

Income Tax Provision

In the third quarter fiscal 1997, the income tax provision was $137,000 or 42.4% of income before income taxes. In the third quarter fiscal 1996, the income tax provision was $4,000 or 40.0% of income before income taxes.


Thirty-nine weeks ended December 29, 1996 compared to December 24, 1995

Revenues

Restaurant sales increased 3.9% or $645,000 to $17,034,000 for the thirty-nine weeks ended December 29, 1996 ("fiscal 1997") from $16,389,000 for the thirty-nine weeks ended December 24, 1995 ("fiscal 1996"). The Company opened one new unit during fiscal 1997 which generated sales of $270,000. Comparable unit sales (units operating for 18 months or longer as of the beginning of the current fiscal year) declined $61,000 or 0.4% during the period. Sales continue to be challenged by the discount strategies of the Company's principal competitors, increased competition and certain external factors affecting specific restaurants. During fiscal 1997, the Company has implemented a more aggressive local store marketing campaign and value pricing strategy in order to address the sales softness. In March 1996, the Company completed the renovation of two of its larger restaurants and has experienced sales increases at such stores thus far. Plans are currently being developed to renovate and modernize the appearance of certain other Company-owned units.

Franchise fees and royalties decreased by $14,000 or 0.5% to $2,556,000 in fiscal 1997 compared to $2,570,000 in fiscal 1996. Franchise royalties declined to $2,005,000 in fiscal 1997 as compared to $2,050,000 in fiscal 1996, representing a decrease of 2.2% or $45,000. Franchise restaurant sales upon which royalties are based decreased to $50,293,000 in fiscal 1997 as compared to $52,213,000 in fiscal 1996 primarily due to lower comparable sales which were partially offset by sales from the new units opened during the current fiscal year. Franchise fee income increased to $551,000 in fiscal 1997 as compared to $520,000 in fiscal 1996. During fiscal 1997, franchisees and licensees opened 29 new units versus fiscal 1996 in which 30 new units were opened. Higher franchise fees were earned during fiscal 1997 as compared to fiscal 1996 due primarily to the higher recognition of fees associated with expired development agreements. Franchise fees earned during fiscal 1996 also included revenue earned from a non refundable deposit associated with the sale of certain exclusive rights for development within Russia.

License royalties decreased by $229,000 or 21.1% to $857,000 in fiscal 1997 as compared to $1,086,000 in fiscal 1996. The majority of this decrease results from the Company no longer amortizing the deferred fee received from SMG, Inc., in connection with their license agreement for the sale of Nathan's frankfurters in supermarkets. The amortization period concluded in February 1996.

Other income decreased to $486,000 in fiscal 1997 from $648,000 in fiscal 1996 primarily due to reduced investment income.

Costs and Expenses

Cost of restaurant sales increased by $364,000 from $9,638,000 in fiscal 1996 to $10,002,000 in fiscal 1997. This increase primarily results from costs associated with operating different units during fiscal 1997. As a percentage of restaurant sales, the cost of restaurant sales decreased to 58.7% in fiscal 1997 as compared to 58.8% in fiscal 1996 due principally to the net impact of higher percentage costs of food and paper resulting from the Company's marketing strategies which were offset by lower labor and benefit costs as a percentage of sales.

Restaurant operating expenses decreased as a percentage of restaurant sales from 31.1% in fiscal 1996 to 29.8% in the fiscal 1997. This decrease primarily resulted from the benefit derived from closing two unprofitable restaurants in the first quarter of fiscal 1997.

Depreciation and amortization decreased by $486,000 or 38.6% from $1,260,000 in fiscal 1996 to $774,000 in fiscal 1997. Amortization of intangibles, debt issuance and pre-opening costs decreased by $144,000 or 32.0% from $450,000 in fiscal 1996 to $306,000 in fiscal 1997. These decreases are primarily attributable to the reduced depreciation and amortization expense resulting from the implementation of Financial Accounting Standards Board Statement No. 121 during the fourth quarter of fiscal 1996.

General and administrative expenses decreased by $412,000 or 12.2% to $2,953,000 in fiscal 1997 as compared to $3,365,000 in fiscal 1996. This decrease partially results from corporate staff reductions made during fiscal 1996 and the first quarter fiscal 1997. Additionally, certain one-time benefits and timing differences further lowered general and administrative expenses for fiscal 1997. As a percentage of total revenues, general and administrative costs for fiscal 1997 were 14.1% as compared to 16.3% in fiscal 1996.

Income Tax Provision

In fiscal 1997 the income tax provision was $754,000 or 41.5% of income before income taxes. In fiscal 1996 the income tax provision was $399,000 or 45.7% of income before income taxes. The fiscal 1997 tax rate has been reduced to reflect the Company's estimated effective state tax rate.

   Liquidity and Capital Resources

Cash and cash equivalents at December 29, 1996 aggregated $1,899,000, increasing by $1,098,000 during fiscal 1997. At December 29, 1996, marketable investment securities totalled $6,483,000 and net working capital increased to $5,256,000 from $3,937,000 at March 31, 1996.

Cash provided by operations of $1,791,000 in fiscal 1997 is primarily attributable to net income of $1,061,000, non-cash charges of $1,160,000, including depreciation and amortization of $1,080,000, a decrease in prepaids and other current assets of $465,000, increases in marketable investment securities of $355,000, and franchise and other receivables of $279,000 and decreases in deferred area development fees and deferred franchise fees of $156,000 and $79,000, respectively.

Cash used in investing activities of $688,000 represents property and equipment purchases relating to the construction of a new Company-owned unit which opened in July 1996, and other fixed asset additions.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital for its planned operations and expansion program through fiscal 1997. The Company also maintains a $5,000,000 uncommitted bank line of credit. The Company has not borrowed any funds to date under this line of credit.

                           PART II. OTHER INFORMATION


Item 1: Legal Proceedings

CSX Transportation v. Nathan's et al.

     The Company has been named as one of several "generator defendants" in an action brought by CSX Transportation, Inc. ("CSX") and Staten Island - Arlington, Inc. ("Arlington") in the Supreme Court of the State of New York, County of New York.

     According to the complaint, CSX, through its wholly owned subsidiary, Arlington, owned certain property in Staten Island (the "Arlington Yard") which, according to the complaint, during the period May 15, 1988 through September 14, 1988 was the site of illegal solid waste dumping activity allegedly orchestrated by certain defendants convicted of such activity in United States v. Paccione, et al. (the "Paccione Defendants").


     Pursuant to an Order on Consent into which CSX alleges it entered with the NYS Dept. of Environmental Conservation ("DEC"), CSX undertook to remediate the site and to reimburse the DEC for amounts expended in connection with a preliminary investigation of the site. CSX is now suing several "transporter defendants" (ie., those who allegedly had wastes generated by them transported to Arlington Yard), for damages and injunctive relief based upon various theories of law, including private and public nuisance, restitution, equitable indemnity and trespass.

     The Company has filed an answer in which it denied generally involvement with the site and perforce, any liability to the plaintiffs under the theories advanced, asserted affirmatively several legal and equitable defenses to liability in these circumstances, and alternatively, interposed cross claims for contribution against other defendants.

Item 6: Exhibits and Reports on Form 8-K

   (a)   Exhibits

         10.1 Modification Agreement to the Employment Agreement between the Company and Wayne Norbitz dated December 28, 1992.

         10.2 Amendment to License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc., including waivers and amendments thereto.

   (b) No reports on Form 8-K were filed during the quarter ended December 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NATHAN'S FAMOUS, INC.



Date: February 4, 1997                 By:   /s/  Wayne Norbitz
                                         Wayne Norbitz
                                         President and Chief Operating Officer
                                         (Principal Executive Officer)


Date: February 4, 1997                 By:   /s/  Ronald DeVos
                                         Ronald DeVos
                                         Vice President - Finance
                                         and Chief Financial Officer