Form 10-K/A
period 1996-03-31
NATHANS FAMOUS INC
filed 1997-03-25
CIK 69733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No.1)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1996
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                           Commission File No. 1-3189

                              NATHAN'S FAMOUS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 11-3166443
-----------------------------------      ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

1400 Old Country Road, Westbury, New York              11590
-----------------------------------------            ----------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code: (516) 338-8500
                                                    ---------------

           Securities registered pursuant to Section 12(b) of the Act:

  Title of Class                   Name of Each Exchange on which Registered
  --------------                   -----------------------------------------
     None                                           None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock - par value $.01
                          ------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 19, 1996 was approximately $15,347,202.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 19, 1996, there were 4,722,216 shares of Common Stock, par value $.01 per share outstanding.

     Documents incorporated by reference: None.

Item 3.  Legal Proceedings

     The Company is from time to time involved in ordinary and routine litigation. The Company is also involved in the following litigation.

     The Company has been named as one of several "generator defendants" in an action brought by CSX Transportation, Inc. ("CSX") and Staten Island - Arlington, Inc. ("Arlington") in the Supreme Court of the State of New York, County of New York.

     According to the complaint, CSX, through its wholly owned subsidiary, Arlington, owned certain property in Staten Island (the "Arlington Yard") which, during the period from May 15, 1988 through September 14, 1988 was the site of illegal solid waste dumping activity allegedly orchestrated by certain persons convicted of such activity in a prior criminal proceeding.

     Pursuant to an Order on Consent into which CSX alleges it entered with the New York State Department of Environmental Conservation ("DEC"), CSX undertook to remediate the site and to reimburse the DEC for amounts expended in connection with a preliminary investigation of the site. CSX is now suing several "transporter defendants" (i.e., those defendants who transported solid waste to Arlington Yard) and "generator defendants" (ie., those who allegedly had wastes generated by them transported to Arlington Yard), for damages and injunctive relief based upon various theories of law, including private and public nuisance, restitution, equitable indemnity and trespass.

     The Company has filed an answer in which it has denied generally any involvement with the site and, perforce, any liability to the plaintiffs or any of the other defendants. Additionally, the Company has asserted affirmatively several legal and equitable defenses to liability in these circumstances, and, alternatively, interposed cross claims for contribution against the other defendants. A Special Master has been appointed to oversee discovery.

     In or about December, 1996, Nathan's Famous Systems, Inc. ("Systems") instituted an action in the Supreme Court of New York, Nassau County, against Phylli Foods, Inc., ("Foods") a franchisee, and Calvin Danzig as a guarantor of Foods' payment and performance obligations, to recover royalty fees and advertising contributions due to Systems in the aggregate amount of $35,567.20 under a Franchise Agreement between Systems and Foods dated June 1, 1994.

     In their answer, the defendants essentially have denied the material allegations of the complaint and interposed counterclaims against Systems in which they allege essentially that Systems fraudulently induced the defendants to purchase the franchise from Systems or did so by means of negligent misrepresentations. Defendants are also alleging that reason of Systems' allegedly fraudulent and deceitful conduct, Systems violated the General Business Law of New York. As a consequence of the foregoing, the defendants are seeking damages in excess of five million dollars, as well as statutory relief under the General Business Law.

     In or about December, 1996, the Company instituted an action in the Civil Court of the City of New York, Bronx County, against Bay Plaza Famous, Inc. ("Bay Plaza"), as franchisee, and Daniel Rapoport ("Rapoport") and Theodore Wenacur as a guarantors of Bay Plaza's payment and performance obligations, to recover royalty fees and advertising contributions due to the Company in the aggregate amount of $24,672.09 under a Franchise Agreement between Bay Plaza and the Company dated November 20, 1989.

     In their answer, Bay Plaza and Rapoport essentially have denied the material allegations of the complaint and interposed counterclaims against the Company in which they allege essentially that the Company fraudulently induced the defendants to purchase the franchise from the Company or did so by means of negligent misrepresentations. Bay Plaza and Rapoport are also alleging that by reason of the Company's allegedly fraudulent and deceitful conduct, the Company violated the General Business Law of New York. As a consequence of the foregoing, the defendants are seeking damages in excess of 5.5 million dollars, as well as statutory relief under the General Business Law.

     On April 7, 1995, an action entitled Erwin Protter, et al. v. Nathan's Famous Systems, Inc., et al. was instituted in the United States District Court for the Eastern District of New York against a wholly owned subsidiary of the Company and several of the Company's current or former executive officers. The complaint relating to this action alleges that this subsidiary and such persons made misstatements in connection with the acquisition by the plaintiffs of three
(3) franchised restaurants. This complaint seeks approximately $13,000,000 in damages, plus punitive and treble damages, to the extent appropriate. On October 21, 1995, the original complaint was dismissed as inadequately pleaded and the plaintiffs were granted leave to file an amended complaint. Plaintiffs did so, and defendants again moved to dismiss it on several grounds. On May 10, 1996, the Court granted the motion to dismiss, finding that plaintiff had failed to plead violations of the RICO statute, which was the predicate for federal court jurisdiction. The Court accordingly dismissed the complaint in its entirety, refusing to assume jurisdiction over the remaining state court claims. On May 31, 1996, plaintiffs commenced an action in the Supreme Court of the State of New York, Nassau County, alleging violations of the common law and state franchise laws. The Company's time to respond to the complaint has not yet expired. However, the Company denies any wrongdoing and intends to deny the material allegations of the complaint, assert several defenses and defend this action vigorously.

     On February 28, 1995, an action entitled Textron Financial Corporation v. 1045 Rush Street Associates, Stephen Anfang, and Nathan's Famous, Inc. was instituted in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The complaint alleges that the Company conspired to perpetrate a fraud upon the plaintiff and alleges that the Company breached its lease with 1045 Rush Street Associates and the estoppel agreement delivered to the plaintiff in connection therewith by subleasing these premises and thereafter assigning the lease with respect thereto to a third party franchisee, and further by failing to pay rent under this lease on and after July 1990. This complaint seeks damages in the amount of at least $1,500,000. The Company has filed its answer to this complaint denying the material allegations of the complaint and asserting several affirmative defenses to liability including, but not limited to, the absence initially or subsequent failure of consideration for the estoppel agreement, equitable estoppel, release, failure to mitigate and other equitable and legal defenses. The Company intends to defend this action vigorously.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (3) Exhibits

     Certain of the following exhibits (as indicated in the footnotes to the list), were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1993 or under the Securities Exchange Act of 1934 and are herein incorporated by reference.

Exhibit
  No.                             Exhibit
-------                           -------
  3.1 Certificate of Incorporation of the Company.(Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-56976.)
  3.2 Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)
  3.3 By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 No. 33-56976.)
  3.4 Amendment to By-Laws of the Company (Incorporated by reference to Exhibit 3.4 to the Annual Report on form 10-K for the year ended
        March 26, 1995.)
  4.1 Specimen Stock Certificate.(Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)
  4.2   Form of Warrant issued to Ladenburg, Thalmann & Co., Inc.
        (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 No. 33-56976.)
  4.3 Form of Warrant issued to Howard M. Lorber. (Incorporated by reference to Exhibit 4.3 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)
  4.4   Amendment to Warrant issued to Howard M. Lorber
  4.5 Specimen Rights Certificate (Incorporated by reference to Exhibit 4 to the Current Report on form 8-K dated July 14, 1995.)
 10.1 Employment Agreement between the Company and Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 33-56976.)
 10.2   Leases for premises at Coney Island, New York, as  follows:
        (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
        a) Lease, dated November 22, 1967, between Nathan's Realty Associates and the Company.
        b) Lease, dated November 22, 1967, between Ida's Realty Associates and the Company.
        c) Lease, dated November 17, 1967, between Ida's Realty Associates and the Company.

 10.3   Leases for the premises at Yonkers, New York, as  follows:
        (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 No. 33-56976.)
        a) Lease Modification of Land and Building Lease between the Yonkers Corp. and the Company, dated November 19, 1980;
        b) Lease Modification of Land and Building Lease between 787 Central Park Avenue, Inc., and the Company dated May 1, 1980.
 10.4 Lease between the Company and NWCM Corp. for premises at Oceanside, New York, dated March 14, 1975. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
 10.5 1992 Stock Option Plan of the Company, as amended. (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-8 No. 33-93396.)
 10.6 Area Development Agreement between the Company and Marriott Corporation, dated February 19, 1993. (Incorporated by reference to Exhibit 10.9(a)
       to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993.)
 10.7 Area Development Agreement between the Company and Premiere Foods, dated September 11, 1990. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 No. 33-56976.)
 10.8 Area Development Agreement between the Company and Caldor, Inc. dated March 31, 1992. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 No. 33-56976.)
 10.9  Form of Standard Franchise Agreement. (Incorporated by reference to
       Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)
 10.10 The Company's 401K Plan and Trust. (Incorporated by reference to Exhibit
       10.5 to Registration Statement on Form S-1 No. 33-56976.)
 10.11 Settlement Agreement between the Company and Blackwell Estates, Inc. and Ellen Investors Corp. relating to the 42nd Street urban development condemnation award. (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 No. 33-56976.)
 10.12 Restricted Stock Grant letter to Mr. Norbitz. (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 No. 33-56976.)
 10.13 Agreement dated January 11, 1993, between the Company and Nathan's Famous Associates. (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 No. 33-56976.)
 10.14 Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, between the Company and Wayne Norbitz. (Incorporated by reference to Exhibit 10.19 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)
 10.15 Employment Agreement between the Company and Howard M. Lorber dated November 8, 1993. (Incorporated by reference to Exhibit 10.20 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)
 10.16 Amendment dated January 26, 1996, to the Employment Agreement, dated November 8, 1993, between the Company and Howard M. Lorber.
 10.17 License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc., including amendments and waivers thereto. (Incorporated by reference to Exhibit 10.21 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)
 10.18 Form of Grid Note from Nathan's Famous Operating  Corp. to Chemical Bank.
 10.19 Outside Director Stock Option Plan. (Incorporated by reference to
       Exhibit 10.22 to Registration Statement on Form S-8 No. 33-89442.)
 10.20 Home Depot Food Service Lease Agreement. (Incorporated by reference to
       Exhibit 10.24 to the Annual Report filed on form 10-K for the fiscal year ended March 26, 1995.)
 10.21 Form of Rights Agreement dated July 14, 1995 between the Company and American Stock Transfer & Trust Company. (Incorporated by reference to
       Exhibit 4 to the Current Report filed on form 8-K dated July 14, 1995.)
 21    List of Subsidiaries of the Registrant. (1)
 24.1  Consent of KPMG Peat Marwick LLP. (1)
 24.2  Consent of Arthur Andersen LLP. (2)
---------------------------------

(1) Filed with the Annual Report on form 10-K for the fiscal year ended March 31, 1996.
(2) Filed with this amendment to the Annual Report on form 10-K for the fiscal year ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 21st day of March, 1997.

Nathan's Famous, Inc.

/s/ WAYNE NORBITZ
Wayne Norbitz, President and
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 21st day of March, 1997.



/s/ HOWARD M. LORBER
Howard M. Lorber                 Chairman of the Board and Chief Executive
                                 Officer (Principal Executive Officer)

/s/ WAYNE NORBITZ                President, Chief Operating Officer and
Wayne Norbitz                    Director

/s/ RONALD G. DEVOS              Vice President - Finance  and Chief Financial
Ronald G. DeVos                  Officer   (Principal Financial and  Accounting
                                 Officer)

/s/ ROBERT J. EIDE
Robert J. Eide                   Director

___________________________
Barry Leistner                   Director

/s/ JEFFREY A. LICHTENBERG
Jeffrey A. Lichtenberg           Director

___________________________
Atillio F. Petrocelli            Director