Form 10-K/A
period 1996-03-31
NATHANS FAMOUS INC
filed 1997-03-26
CIK 69733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No.2)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1996
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                           Commission File No. 1-3189

                              NATHAN'S FAMOUS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                11-3166443
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
of incorporation or organization)

1400 Old Country Road, Westbury, New York          11590
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:  (516) 338-8500

           Securities registered pursuant to Section 12(b) of the Act:

   Title of Class                Name of Each Exchange on which Registered
   --------------                -----------------------------------------
      None                                        None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock - par value $.01
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ].

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 19, 1996 was approximately $15,347,202

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



/s/ HOWARD M. LORBER
--------------------------
Howard M. Lorber               Chairman of the Board and Chief Executive
                               Officer  (Principal Executive  Officer)

/s/ WAYNE NORBITZ              President, Chief Operating Officer and Director
--------------------------
Wayne Norbitz

/s/ RONALD G. DEVOS            Vice President - Finance  and Chief Financial
--------------------------     Officer   (Principal Financial and  Accounting
Ronald G. DeVos                Officer)

/s/ ROBERT J. EIDE
--------------------------
Robert J. Eide                 Director

--------------------------
Barry Leistner                 Director


/s/ ATILLIO F. PETROCELLI
--------------------------
Atillio F. Petrocelli          Director

--------------------------
Jeffrey A. Lichtenberg         Director