Form 10-K
period 1997-03-30
NATHANS FAMOUS INC
filed 1997-06-26
CIK 69733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 1997
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                   to

                           Commission File No. 1-3189

                              NATHAN'S FAMOUS, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                           11-3166443
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


1400 Old Country Road, Westbury, New York                    11590
  (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:      (516) 338-8500


           Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
       None                                         None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock - par value $.01
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes  X      No
                                                           ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 4, 1997 was approximately $15,789,910.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 4, 1997, there were 4,722,216 shares of Common Stock, par value $.01 per share outstanding.

     Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14-A of the Securities Exchange Act of 1934.

                                     PART I

ITEM 1.  BUSINESS

The Company operates and franchises or licenses fast food units featuring its famous all beef frankfurters, fresh crinkle-cut french fried potatoes, and a variety of other menu offerings. Company-owned and franchised units operate under the name "Nathan's Famous," the name first used at the Company's original Coney Island restaurant opened in 1916. During fiscal 1997, the Company has launched it's Branded Product Program which enables approved retailers to sell certain Nathan's products outside of the realm of a traditional franchise relationship.

Franchise and license operations have expanded since March 25, 1990, increasing from 35 to 147 units at March 30, 1997, including 27 carts, kiosks, and counter units operating in 19 states, and the District of Columbia. Since establishing the Branded Product Program in 1996, the Company has opened 57 branded outlets. At March 30, 1997, the Company operated 26 Company-owned units, including one cart, concentrated in the New York metropolitan area.

The Company plans to concentrate opening new Company-owned and franchised or licensed outlets in non-traditional captive markets utilizing its smaller restaurant prototypes, carts, kiosks and modular merchandising units. The Company also plans to expand its newly created Branded Product Program.

RESTAURANT OPERATIONS

CONCEPT AND MENUS. The Nathan's concept offers a wide range of facility designs and sizes, suitable to a vast variety of locations and features a core menu, consisting of the "Nathan's Famous" all-beef frankfurters, fresh crinkle-cut french fries and beverages. Nathan's menu is designed to be tailored to take advantage of site-specific market opportunities by adding complementary food items to the core menu. The Nathan's concept is suitable to stand alone or be bundled with other nationally recognized brands.

Nathan's hot dogs are 100% all-beef and are free from all fillers and starches. Hot dogs are flavored with the original secret blend of spices, created by Ida Handwerker in 1916, which historically have distinguished Nathan's hot dogs. Hot dogs are prepared and served in accordance with procedures which have not varied in more than 80 years. Fresh crinkle-cut french fried potatoes are prepared daily at each Nathan's restaurant. Nathan's french fried potatoes are never frozen, and are cooked to order in 100% cholesterol-free corn oil. The Company estimates that approximately 65% to 70% of sales in its Company- owned units consist of its famous hot dogs, fresh crinkle-cut french fried potatoes and beverages.

Individual Nathan's restaurants supplement their core menu of hot dogs, french fries and beverages with a variety of other quality menu choices: a chargrilled hamburger menu, a chargrilled chicken sandwich menu, a seafood menu, a fried chicken menu, a specialty sandwich menu, a breakfast menu and dessert, salad and snack menus. While the number of supplemental menus carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Foods such as a chargrilled chicken breast, fresh-squeezed lemonade and an assortment of salads, fresh fruits and yogurt have been added to appeal to customers interested in lighter cuisine. Each of these supplemental menus consist of a number of individual items; for example, the hamburger menu may include chargrilled hamburgers, cheeseburgers, chiliburgers, superburgers, "BLT" burgers and southwestern burgers. The Company maintains the same quality standard with each supplemental menu as it does with its core hot dog and french fried potato menus. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. The Company also has a "Kids Meal" program in which various menu alternatives are combined with "frankster" toys to appeal to the children's market.

The Company's prototype restaurant units are available in a range of sizes as follows: Type A--300 to 1,200 sq. ft., Type B--approximately 2,200 sq. ft. and Type C--approximately 4,000 sq. ft. The Company has also developed prototype carts, kiosks, and modular merchandising units, all designated as Type D. Type A units may not have customer seating areas, although they may often share seating areas with other fast food outlets in food court settings. Type B and Type C units generally provide seating for 45 to 50 and 75 to 125 customers, respectively. Type A and D units generally carry only the core menu. This menu is supplemented by a number of other menu selections in Type B units and even greater menu selection in Type C units. The standardization of the Company's prototype unit designs and menus has enabled the Company to minimize the cost of constructing conforming restaurant units and the operating costs of these units.

The Company believes its carts, kiosks and modular units are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry food service, within larger retail operations and other captive markets. All prototypes utilize a uniform, contemporary design.

FRANCHISE PROGRAM. The Company franchise operations have expanded since March 25, 1990, increasing from 35 to 147 units at March 30, 1997, operating in 19 states, and the District of Columbia. Such growth has been achieved through the development and redefinition of its marketing and sales concepts. The Company has developed restaurant designs, equipment configurations and specifications for its Type A, B, C and D prototype units.

The Company continues to focus its marketing efforts on larger, experienced and successful operators with the financial and business capability to develop multiple franchise units.

The Company counts among it's 60 franchisees such well known companies as Host Marriott Corporation ("Marriott"), ARAMARK, Service America, Ogden Foods, Sodexho and Kentucky Fried Chicken Corp.

As of June 1997, franchised outlets include 16 units at airports and 16 within highway travel plazas operated by Marriott.

Franchisees who desire to open multiple units in a specific territory generally enter into a standard area development agreement pursuant to which the Company receives an advance fee based upon the number of proposed units which the franchisee is authorized to open. This advance is credited against the franchise fee payable to the Company as provided in its standard franchise agreement. In certain circumstances, the Company may grant exclusive territorial rights, including foreign countries, for the development of Nathan's units based upon compliance to a predetermined development schedule. The Company may require that an exclusivity fee be conveyed for these rights.

Franchisees are required to execute a standard franchise agreement or license agreement prior to opening each "Nathan's Famous" unit. The Company's current standard franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 4.5% of restaurant sales and the expenditure of 2.5% of sales on advertising. In certain specific situations, the Company may offer alternatives to the standard one-time fee. Marriott and National Restaurant Management, Inc., are among those who are not subject to the requirement to spend a percentage of sales on advertising. The initial term of the typical franchise agreement is 20 years, with a 15-year renewal option by the franchisee, subject to certain conditions.

The standard license agreement provides for, among other things, a monthly royalty payment based on 10% of restaurant sales up to $250,000, 8% of restaurant sales between $250,000 and $500,000 and 6% of restaurant sales in excess of $500,000 per annum. There is no one-time license fee upon execution of the agreement or requirement to spend a percentage of restaurant sales on advertising.

Franchisees are approved on the basis of their business background, net worth, capital available for investment in relation to the proposed scope of the development agreement and evidence of restaurant management experience. The Company does not offer any financing arrangements to its franchisees.

The Company provides numerous support services to its franchisees. The Company assists in and approves all site selections. Thereafter, the Company provides architectural prototype plans suitable for restaurants of varying sizes and configurations, for use in food-court, in-line and free-standing locations. The Company also assists in establishing building design specifications, reviewing construction compliance, equipping the restaurant and providing appropriate menus to coordinate with the prototype restaurant design and location selected by the franchisee. The Company typically does not sell food, equipment or supplies to its franchisees.


The Company offers various management training courses for management personnel of Company-owned and franchised restaurants. At least one restaurant manager from each restaurant must successfully complete the Company's mandated management training program. The Company also offers additional operations and general management training courses for all restaurant managers and other managers with supervisory responsibilities. The Company provides standard manuals to each franchisee regarding training and operations, products and equipment and local marketing programs. The Company provides ongoing advice and assistance to franchisees.

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by the Company and applied on a system-wide basis. The Company continuously monitors franchisee operations and inspects restaurants. Franchisees are required to furnish the Company with detailed monthly sales or operating reports which assist the Company in monitoring the franchisee's compliance with its franchise or license agreement. The Company makes both announced and unannounced inspections of restaurants to ensure that Company practices and procedures are being followed. The Company has the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. The Company also has the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise or license agreement. During Fiscal 1997, the Company terminated 4 franchise agreements.

COMPANY-OWNED OPERATIONS. The Company currently operates 26 Company-owned units, after closing it's Albany, NY location on April 2, 1997, including: 25 restaurants in New York, New Jersey, Connecticut and Pennsylvania and one cart. Certain of the Company's restaurants are older and significantly larger units which do not conform to current prototype designs. These units carry a broader selection of menu items than current franchise prototype units. The items offered at Company-owned restaurants, other than the core menu, tend to have lower margins than the core menu. The older units required significantly higher levels of initial investment than current franchise prototypes and tend to operate at a lower sales/investment ratio. For this reason, the Company does not intend to replicate these units in its planned expansion of Company-owned units.

The Company has entered into a food service lease agreement with Home Depot U.S.A., Inc. pursuant to which the Company leases space within certain Home Depot Improvement Centers to operate its restaurants. During fiscal 1997, the Company opened one restaurant and one cart in Home Depot locations, increasing the total number of units operating within Home Depots to eight. The Company anticipates opening a new unit in August 1997 and has additional units presently under various stages of consideration.

Since the Company's Initial Public Offering in February 1993, the Company has acquired seven Company-owned restaurants from franchisees, opened fourteen new Company-owned units, commenced operating two carts, and has closed five units. The Company may close other units in the future.

Company-owned units currently range in size from approximately 200 square feet to 10,000 square feet and are located principally in retail shopping environments or are free-standing buildings. Certain restaurant designs do not include seating and others include seating for 100 to 300 customers. The restaurants are designed to appeal to all ages and generally are open seven days a week. The Company has established high standards with respect to food quality, cleanliness and service at its restaurants and regularly monitors the operations of its restaurants to ensure adherence to these standards. Restaurant service areas, seating, signage and general decor are contemporary. The average check at the comparable Company-owned restaurants was approximately $5.34 for fiscal 1997.

BRANDED PRODUCT PROGRAM. During fiscal 1997, the Company launched its new Branded Product Program in which approved foodservice operators may offer Nathan's hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathan's trademark with respect to the sale of hot dogs and certain other items. The Company sells the products directly to various distributors who are permitted to sell these proprietary products to retailers only upon approval from the Company. Since the inception of the program, 57 branded outlets have been opened.


The following table shows the number of outlets in operation at March 30, 1997 and their geographical distribution:

                                                                                        Branded
     Location                             Company                  Franchise            Outlets               Total
     --------                             --------                 ---------            -------               -----
     Alabama                                 -                         -                   2                     2
     Arizona                                 -                         2                   1                     3
     California                              -                         2                   1                     3
     Connecticut                             1                         4                   -                     5
     District of Columbia                    -                         1                   -                     1
     Florida                                 -                        13                   3                    16

     Georgia                                 -                         -                   2                     2
     Indiana                                 -                         1                   -                     1
     Maryland                                -                         1                   -                     1
     Massachusetts                           -                         3                   1                     4
     Minnesota                               -                         2                   -                     2
     Nevada                                  -                         5                   -                     5
     New Hampshire                           -                         1                   -                     1
     New Jersey                              4                        46                   9                    59
     New York                               19                        57                  34                   110
     North Carolina                          -                         2                   2                     4
     Ohio                                    -                         1                   -                     1
     Pennsylvania                            2                         5                   -                     7
     Rhode Island                            -                         1                   -                     1
     Virginia                                -                         -                   2                     2
                                           ---                       ---                 ---                   ---
     Total                                  26                       147                  57                   230
                                           ===                       ===                 ===                   ===


EXPANSION PROGRAM. The Company's expansion plans focus on opening Company-owned and franchised units in non-traditional captive markets primarily utilizing smaller facility types with limited menus. The Company has recently executed co-branding agreements with TCBY, Pizza Hut, KFC Corporation and Blimpies whereby Nathan's menu items will be sold together with their menu offerings. New Company-owned units are expected to be opened primarily in the Northeastern United States concentrated within the New York metropolitan area. The Company-owned units are principally located in the New York metropolitan area and the Company has extensive experience in operating restaurants in this market. The Company intends to continue to focus on opportunities for locating units in non-traditional or other special captive market settings. The Company believes that a significant opportunity exists to convert existing sales of nonbranded hot dogs into "Nathan's" hot dogs throughout the foodservice industry, by franchisees, licensees or perhaps with branded retailers by utilizing modular merchandising units, carts or kiosks in addition to restaurants.

During fiscal 1997, new unit openings consisted of 2 Company-owned units, 38 franchised units and 57 branded outlets.

The Company expects that its franchisees and licensees will open approximately 30-40 new units and continued growth of new branded outlets in fiscal 1998. The Company plans to continue opening Company-owned units within Home Depot Improvement Centers.

The Company believes that opportunities may exist for franchising "Nathan's Famous" restaurants in various foreign countries. To that end, the Company has registered certain of its service marks and trademarks in more than 20 foreign jurisdictions. In fiscal 1996, the Company executed a letter of intent to enter into a Master License Agreement, contingent upon the ability of the counterpart to secure financing, for the exclusive development of Nathan's in Russia.

LICENSING PROGRAM. The Company licenses SMG, Inc. ("SMG"), to produce packaged hot dogs and other meat products according to Nathan's proprietary recipes and spice formulations, and to use "Nathan's Famous" and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, groceries and other outlets, thereby providing foods for off-premises consumption. The SMG agreement expires in 2014 and provides for royalties of approximately 3% to 5% of sales. The percentage varies based on sales volume, with escalating minimum royalties. Earned royalties of $1,096,000 in fiscal 1997 exceeded the contractual minimum established under the agreement. The Company believes that the overall exposure of the brand and opportunity for consumers to enjoy the "Nathan's Famous" hot dog in their homes helps promote "Nathan's Famous" restaurant patronage. Hot dog sales are concentrated in the New York metropolitan area, New England, Florida and California. Royalties from SMG provided substantially all of the Company's retail license revenues. SMG has continued to expand the products sold under the Nathan's trademark. In addition to the basic hot dog products, SMG began selling certain Nathan's Deli products and frozen Nathan's hamburgers in selected supermarkets two years ago. SMG has also added four new meats to their product line and expanded the hot dog line to now include foot long hot dogs and a new "jumbo" package containing 4 1/2 pounds of hot dogs.

The Company has also entered into licensing agreements with Gold Pure Food Product's Co, Inc. and United Pickle Packers, Inc. licensing the "Nathan's Famous" name for the manufacture and sale of various condiments including Mustard, Salsa, Sauerkraut and Pickles. These products have just begun to be distributed on a limited basis. Fees and royalties earned during fiscal 1997 have not been significant.

PROVISIONS AND SUPPLIES. The Company's proprietary hot dogs are produced by SMG and one other supplier in accordance with the Company's recipes, quality standards and proprietary spice formulations. John Morrell & Company, the Company's licensee prior to SMG, has retained the right to produce the Company's proprietary spice formulations. All other Company provisions are purchased and obtained from multiple sources to prevent disruption in supply and to obtain competitive prices. The Company negotiates directly with its suppliers for all primary food ingredients and beverage products sold at its restaurants to ensure adequate supply and to obtain competitive prices. Franchised operators are free to obtain frankfurters and other proprietary products from any approved supplier and can obtain non-proprietary products from any source whose products meet the Company's specifications.

MARKETING, PROMOTION AND ADVERTISING. The Company maintains advertising funds ("Funds") for local, regional and national advertising pursuant to the Nathan's Famous Systems, Inc. Franchise Agreement. Franchisees are generally required to spend or contribute to the Funds up to 2.5% of restaurant sales for advertising and promotion. Marriott and National Restaurant Management, Inc. are among the current franchisees who are not subject to this requirement. If a cooperative advertising program exists in the franchised area, the applicable percentage can be contributed to that program. Where no cooperative advertising program is available, up to 1% of the franchisees' advertising budget must be contributed to the Funds for national marketing support. The balance must be expended on programs approved by the Company as to form, content and method of dissemination. During Fiscal 1997, the Company spent approximately 2.6% of its own restaurant sales for marketing activities.

During fiscal 1997, the Company's primary marketing emphasis was concentrated on local store marketing campaigns featuring a value oriented strategy coupled with promotional "Limited Time Offers." The Company anticipates that near term marketing efforts will continue to emphasize local store marketing activities. As the concentration of "Nathan's Famous" restaurants in particular geographic areas increases, the Company believes the opportunity for effective regional media advertising may exist.

In addition, SMG promotes and advertises the "Nathan's Famous" packaged retail brand, particularly in the New York metropolitan area, California, the greater Boston area and Florida. SMG has advised the Company that it may introduce and advertise packaged hot dogs in additional areas as the concentration of Company-owned and franchised restaurants increase therein. The Company believes that the advertising by SMG increases brand recognition and thereby indirectly benefits Company-owned and franchised restaurants in the areas in which SMG conducts its campaigns. The Company also participates with SMG in certain joint promotional activities.

GOVERNMENT REGULATION. The Company is subject to Federal Trade Commission ("FTC") regulation and several state laws which regulate the offer and sale of franchises. The Company is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship.

The FTC's "Trade Regulation Rule Concerning Disclosure Requirements and Prohibitions concerning Franchising and Business Opportunity Ventures" (commonly referred to as the "FTC Rule") requires the Company to provide disclosure of specified information to prospective franchisees. Fifteen states, including New York, also require similar disclosure. While the FTC Rule does not require registration or filing of the disclosure document, fourteen states require franchisors to register the disclosure document (or obtain exemptions from that requirement) before offering or selling a franchise. The laws of seventeen other states require some form of registration under "business opportunity" laws, which sometimes apply to franchisors such as the Company.

Laws which regulate one or another aspect of the franchisor-franchisee relationship presently exist in twenty-one states and the District of Columbia. Such laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees in charges, royalties or fees. These laws have not precluded the Company from seeking franchisees in any given area. Although such laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on the Company's operations.

The Company is not aware of any pending franchise legislation which in its view is likely to significantly affect the operations of the Company. The Company believes that its operations comply substantially with the FTC Rule and state franchise laws.

Each Company-owned and franchised restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.

The Company is subject to federal and state environmental regulations, which have not had a material effect on the Company's operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

Each of the companies which manufactures, supplies or sells the Company's products is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety and other departments. Difficulties or failures by such companies in obtaining the required licenses or approvals could adversely effect the revenues of the Company which are generated from such companies.

The Company believes that it operates in substantial compliance with applicable laws and regulations governing its operations.

EMPLOYEES. The Company regularly employed an average of 608 persons during fiscal 1997, of whom 30 were corporate management and administrative employees, 92 were restaurant managers or assistant managers and 486 were hourly food-service employees (both full time and part time). The number of hourly food-service employees ranged from a low of 467 to a high of 629. Food-service employees at 6 locations are represented by 1115 Culinary Employees Union, a division of 1115 Joint Board, under various agreements expiring between September 1997 and March 1999. The Company considers its employee relations to be good and has not suffered any strike or work stoppage for more than 22 years.

The Company provides a training program for managers and assistant managers of its new Company-owned and franchised restaurants. Hourly food workers are trained, on site, by managers and assistant managers following Company practices and procedures outlined in its operating manuals.

TRADEMARKS. The Company holds trademark and service mark registrations for NATHAN'S FAMOUS, NATHAN'S and Design, NATHAN'S FAMOUS SINCE 1916, SINCE 1916 NATHAN'S FAMOUS within the United States with some of these marks holding corresponding foreign trademark and service mark registrations in more than 20 jurisdictions. The Company also holds various related marks for restaurant services and certain food items. The Company believes that its trademarks and service marks provide significant value to the Company and are an important factor in the marketing of its products and services. The Company believes that it does not infringe on the trademarks or other intellectual property rights of any third parties.

COMPETITION. The restaurant business is highly competitive and "Nathan's Famous" restaurants compete with numerous restaurants and drive-in units operating on both a national and local basis, including major national chains with greater financial and other resources than the Company. The Company also competes with local restaurants and diners on the basis of food quality, price, size, site location and name recognition. There is also active competition for management personnel as well as suitable commercial sites for restaurants.

The Company believes that its emphasis on its proprietary 100% all beef frankfurters and fresh crinkle-cut french fried potatoes and the reputation of these products for taste and quality set it apart from its major competitors. Additionally, the Company believes that it and its franchisees compete effectively with other restaurants for patronage on the basis of the reputation achieved by "Nathan's Famous" restaurants. As fast food companies have experienced flattening growth rates and declining average sales per restaurant, certain of such companies have adopted "value pricing" and or deep discount strategies. Such strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors' price reductions. The Company has introduced its own form of "value pricing," selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions. Continued price discounting in the fast food industry could have an adverse effect on the Company.

The Company also competes with numerous companies in the sale and distribution of its licensed hot dogs and other packaged foods, primarily on the basis of reputation, flavor, quality and price.

EXECUTIVE OFFICERS OF THE COMPANY The executive officers of the Company are as follows:

NAME                                                          AGE               POSITION WITH THE COMPANY
----                                                          ---               -------------------------
Howard M. Lorber......................................        48                Chairman and Chief Executive Officer

Wayne Norbitz.........................................        49                President and Chief Operating Officer

Richard E. Boudreaux..................................        44                Executive Vice President

Carl Paley............................................        60                Senior Vice President - Franchise
                                                                                and Real Estate Development

Ronald G. DeVos.......................................        42                Vice President - Finance, Chief
                                                                                Financial Officer and Secretary

Donald P. Schedler....................................        44                Vice President - Architecture and Construction

Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

HOWARD M. LORBER has been Chairman of the Company since 1990, Chief Executive Officer since 1993 and a Director since 1987. He is also the Chairman and Chief Executive Officer of Hallman & Lorber Associates, Inc., an employee benefit and pension consulting firm. Mr Lorber has served as President and Chief Operating Officer of New Valley Corp. (formerly Western Union Corp.) since November 1994 and has served as a director since 1991. He also serves as a Director of United Capital Corp., a manufacturer of antennas and a real estate owner, Alpine Lace Brands, Inc., a manufacturer and distributor of cheese products and Prime Hospitality Corporation, an owner and operator of hotel properties. He is also a trustee of Long Island University.

WAYNE NORBITZ has been employed by the Company since 1975, he was elected President of the Company and Director in October 1989. He previously held the positions of Director of Operations, Vice President of Operations, Senior Vice President of Operations and Executive Vice President. Prior to joining Nathan's, Mr. Norbitz held the position of Director of Operations of Wetson's Corporation. Mr. Norbitz also serves as a member of the Advisory Board of the Penton Foodservice Branding Institute and is a member of the Board of Directors of the Long Island Philharmonic Orchestra.

RICHARD E. BOUDREAUX joined the Company as Executive Vice President in December 1995. Prior thereto he was an executive at PepsiCo, Inc. where he served as Vice President of Operations for Pizza Hut International Inc., from November 1992 to November 1995, and Vice President of PFS Corporation, the purchasing and logistics division of PepsiCo, Inc., from August 1988 to November 1992. Prior to his positions at PepsiCo, Inc., Mr. Boudreaux worked in the chemical industry in various domestic and international positions in Operations, Marketing and Strategic Planning. Mr. Boudreaux holds an M.B.A. degree from Harvard and a B.S. from Texas A&M University.

CARL PALEY joined the Company as Director of Franchise Development in May 1989 and was promoted to Vice President Franchise Development in September 1989 and Senior Vice President in April 1993. From November 1985 to May 1989 he provided consulting services to franchise companies through Carl Paley Enterprises. Mr. Paley served as Vice President of Franchising of The Haagen-Dazs Shoppe Co., Inc. from June 1978 to November 1985. Prior thereto, Mr. Paley was a Vice President of Carvel Corporation and was responsible for marketing, public relations, advertising, promotions and training.

RONALD G. DEVOS joined the Company as Vice President - Finance and Chief Financial Officer in January 1995 and became Secretary in April 1995. Prior thereto, he was Controller of a large Wendy's franchisee, from June 1993 to December 1994. Mr. DeVos was Vice President - Controller of Paragon Steakhouse Restaurants, Inc., a wholly owned subsidiary of Kyotaru Company Ltd., from May 1989 to October 1992, and Controller of Paragon Restaurant Group, Inc. and its predecessors, from October 1984 to May 1989. Mr. DeVos holds an M.B.A. from St. John's University and a B.A. from Queens College.

DONALD P. SCHEDLER joined Nathan's in March 1989 as Director of Architecture and Construction and was made Vice President - Architecture and Construction in February 1991. Prior thereto he was a Director of Construction for The Riese Organization, restauranteurs, from January 1988 to February 1989 and an Associate and Project Architect with Frank Guillot Architects, Ltd. from June 1985 to January 1988. Mr. Schedler is a registered architect in the states of Vermont and New York, and holds a B.A. degree in economics from Susquehanna University and a M.A. degree in architecture from Syracuse University.

ITEM 2.  PROPERTIES

The Company's principal executive offices consist of approximately 10,000 sq. ft. of leased space in a modern, high-rise office building in Westbury, New York. One Company-owned, 2,650 sq. ft. restaurant, at 86th Street in Brooklyn, New York, is located on a 25,000 sq. ft. lot owned by the Company. Other Company-owned restaurants currently operating are located in leased space with terms expiring as shown in the following table:

                                                                           LEASE                      APPROXIMATE
                       LOCATION                                       EXPIRATION DATE                SQUARE FOOTAGE
                       --------                                       ---------------                --------------
Coney Island                        Brooklyn, NY                       December 2008                      10,000
Coney Island Boardwalk              Brooklyn, NY                       October 2006                          440
Kings Plaza Shopping Center         Brooklyn, NY                       January 1998                        5,500
Broadway Mall                       Hicksville, NY                     Month to Month                      6,500
Long Beach Road                     Oceanside, NY                      May 2001                            7,300
Central Park Avenue                 Yonkers, NY                        April 2000                         10,000
Livingston Mall                     Livingston, NJ                     December 2000                       2,650
Paramus Park Shopping Center        Paramus, NJ                        August 1997                         1,300
Jericho Turnpike                    Commack, NY                        March 2003                          3,200
Hempstead Turnpike                  Levittown, NY                      September 2004                      4,100
Connecticut Post Mall               Milford, CT                        March 2002                          1,000
Broadhollow Road                    Farmingdale, NY                    April 2003                          2,200
Woodbridge Center                   Woodbridge, NJ                     May 2000                            3,000
Galleria Mall                       White Plains, NY                   March 1999                          1,000
Forest Avenue                       Staten Island, NY                  April 2013                          3,000
Fifth Avenue                        New York, NY                       January 2009                        4,000
Jericho Home Depot                  Jericho, NY                        September 2004                      1,500
S. Plainfield Home Depot            S. Plainfield, NJ                  October 2004                        1,500
Copaigue Home Depot                 Copaigue, NY                       April 2005                          1,200
Flushing Home Depot                 Flushing, NY                       June 2005                           1,500
Larchmont                           Larchmont, NY                      Month to Month                      5,400
Elmont Home Depot                   Elmont, NY                         October 2005                        1,500
Philadelphia Home Depot             Philadelphia, PA                   November 2005                       1,530
Upper Darby Home Depot              Upper Darby PA                     July 2006                           1,560
Valley Stream Home Depot            Valley Stream NY                   February 2007                         200


The Company's leases typically provide for a base rental plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants revenues. Aggregate rental expense under the Company's current leases amounted to $2,371,000 in fiscal 1997.

The Company is currently developing one Company-owned restaurant within The Home Depot Improvement Center in Staten Island, New York. The restaurant will be approximately 1500 square feet and it is expected that the lease thereon will have terms of ten years commencing with the restaurant opening.

ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time involved in ordinary and routine litigation. The Company is also involved in the following litigation.

On April 7, 1995, an action entitled Erwin Protter, et al. v. Nathan's Famous Systems, Inc., et al. was instituted in the United States District Court for the Eastern Division of New York against a wholly owned subsidiary of the Company and several of the Company's current or former executive officers. The complaint relating to this action alleges that this subsidiary and such persons made misstatements in connection with the acquisition by the plaintiffs of three (3) franchised restaurants. This complaint seeks approximately $13,000,000 in damages, plus punitive and treble damages, to the extent appropriate. On October 21, 1995, the original complaint was dismissed as inadequately pleaded and the plaintiffs were granted leave to file an amended complaint. Plaintiffs did so, and defendants again moved to dismiss it on several grounds. On May 10, 1996, the Court granted the motion to dismiss, finding that plaintiff had failed to plead violations of the RICO statute, which was the predicate for federal court jurisdiction. The Court accordingly dismissed the complaint in its entirety, refusing to assume jurisdiction over the remaining state court claims. On May 31, 1996, plaintiffs commenced an action in the Supreme Court of the State of New York, Nassau County, alleging violations of the common law and state franchise laws. The Company's motion to dismiss the complaint was granted with regard to the common law fraud cause of action but denied as to the cause of action for violation of the state franchise law. The Company has filed an answer asserting counterclaims against the plaintiffs for unpaid advertising costs and franchise fees and otherwise has filed a notice of appeal from so much of the order which denied its motion to dismiss the cause of action for violation of the State Franchise Law.

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

The Company has been named as one of several "generator defendants"in an action brought by CSX Transportation, Inc. ("CSX") and Staten Island - Arlington, Inc. ("Arlington") in the Supreme Court of the State of New York, County of New York. According to the complaint, CSX, through its wholly owned subsidiary, Arlington, owned certain property in Staten Island (the "Arlington Yard") which, according to the complaint, during the period May 15, 1988 through September 14, 1988 was the site of illegal solid waste dumping activity allegedly orchestrated by certain defendants convicted of such activity in United States v. Paccione, et al. (the "Paccione Defendants"). Pursuant to an Order on Consent into which CSX alleges it entered with the NYS Dept. of Environmental Conservation ("DEC"), CSX undertook to remediate the site and to reimburse the DEC for amounts expended in connection with a preliminary investigation of the site. CSX is now suing several "transporter defendants" (ie., those who allegedly had wastes generated by them transported to Arlington Yard), for damages and injunctive relief based upon various theories of law, including private and public nuisance, restitution, equitable indemnity and trespass. The Company has filed an answer in which it denied any involvement with the site and perforce, any liability to the plaintiffs under the Common law theories advanced, asserted affirmatively several legal and equitable defenses to liability in these circumstances, and alternatively, interposed cross claims for contribution against other defendants.

In or about December, 1996, Nathan's Famous Systems, Inc. ("Systems") instituted an action in the Supreme Court of New York, Nassau County, against Phylli Foods, Inc. ("Foods") a franchisee, and Calvin Danzig as a guarantor of Foods' payment and performance obligations, to recover royalty fees and advertising contributions due to Systems in the aggregate amount of $35,567.20 under a Franchise Agreement between Systems and Foods dated June 1, 1994. In their answer, the defendants essentially denied the material allegations of the complaint and interposed counterclaims against Systems in which they alleged essentially that Systems fraudulently induced the defendants to purchase the franchise from Systems or did so by means of negligent misrepresentations. Defendants also alleged that reason of Systems' allegedly fraudulent and deceitful conduct, Systems violated the General Business Law of New York. As a consequence of the foregoing, the defendants are seeking damages in excess of five million dollars, as well as statutory relief under the General Business Law. Systems has moved to dismiss the counterclaims on the grounds that they are insufficiently pleaded and otherwise fail to state a sustainable claim against Systems upon which relief may be granted.

In or about December, 1996, the Company instituted an action in the Civil Court of the City of New York, Bronx County, against Bay Plaza Famous, Inc. ("Bay Plaza"), as franchisee, and Daniel Rapoport ("Rapoport") and Theodore Wenacur as guarantors of Bay Plaza's payment and performance obligations, to recover royalty fees and advertising contributions due to the Company in the aggregate amount of $24,672.09 under a Franchise Agreement between Bay Plaza and the Company dated November 20, 1989. In their answer, Bay Plaza and Rapoport essentially denied the material allegations of the complaint and interposed counterclaims against the Company in which they alleged essentially that the Company fraudulently induced the defendants to purchase the franchise from the Company or did so by means of negligent misrepresentations. Bay Plaza and Rapoport also alleged that by reason of the Company's allegedly fraudulent and deceitful conduct, the Company violated the General Business Law of New York. As a consequence of the foregoing, the defendants are seeking damages in excess of
5.5 million dollars, as well as statutory relief under the General Business Law. The Company has moved to dismiss the counterclaims on the grounds that they are insufficiently pleaded and otherwise fail to state a sustainable claim against the Company upon which relief may be granted.

        The Company was named as one of three defendants in an action recently commenced in the Supreme Court of New York, Queens County. According to the complaint, the plaintiff, a dentist, is seeking injunctive relief and damages in an amount exceeding $5 million against the landlord, one of the company's franchisees and the Company claiming that the operation of a restaurant in a building in Long Island City created noxious and offensive fumes and odors that allegedly were injurious to the health of the plaintiff and his employees and patients, and interfered with, and irreparably damaged his practice. Plaintiff also claims that the landlord fraudulently induced him to enter into a lease extension by representing that the first floor of the building would be occupied by a non-food establishment.

        The Company believes that there is no merit to the plaintiff's claims against it inasmuch as it never was a party to the lease, and the restaurant, which closed in or about August 1995, was operated by a franchisee exclusively. Accordingly, the Company intends to move to dismiss the complaint and otherwise intends to defend the action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES
The Company's common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on the National Market System under the symbol "NATH." The following table sets forth the high and low closing share prices per share for the periods indicated:

                                                                                  High                      Low
-------------------------------------------------------------------------------------------------------------------
Fiscal year ended March 31, 1996
         First quarter                                                          $  4  3/4                $   3  3/4
         Second quarter                                                            4  7/8                    3  1/2
         Third quarter                                                             4  7/16                   3
         Fourth quarter                                                            6                         3  1/4

Fiscal year ended March 30, 1997
         First quarter                                                          $  4  1/8                $   3
         Second quarter                                                            3  1/2                    2  3/4
         Third quarter                                                             4                         2  15/16
         Fourth quarter                                                            4  7/16                   3  1/2

At June 4, 1997 the closing price per share for the Company's common stock, as reported by NASDAQ was $3 11/32.

DIVIDEND POLICY

The Company has not declared or paid a cash dividend on its common stock since its initial public offering. It is the policy of the Board of Directors of the Company to retain all available funds to finance the development and growth of the Company's business. The payment of cash dividends in the future will be dependent upon the earnings and financial requirements of the Company.

SHAREHOLDERS

As of June 4, 1997 the Company had 361 shareholders of record, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                FISCAL YEARS ENDED
                                                        MARCH 30,     MARCH 31,      MARCH 26,     MARCH 27,    MARCH 28,
                                                          1997         1996 (1)         1995         1994          1993
                                                        -----------------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
Revenues:
   Sales                                                     $21,718       $21,167       $20,927     $20,214     $16,521
   Franchise fees and royalties                                3,238         3,249         3,448       3,591       4,408
   License royalties and other income                          1,619         2,025         1,826       1,297         800
                                                        ----------------------------------------------------------------
      Total revenues                                          26,575        26,441        26,201      25,102      21,729
                                                        ----------------------------------------------------------------
Costs and Expenses:
   Cost of restaurant sales                                   13,031        12,833        12,270      11,260       8,953
   Restaurant operating expenses                               6,602         6,730         6,396       5,616       4,280
   Depreciation and amortization                               1,013         1,724         1,588       1,422       1,026
   Amortization of intangibles                                   406           665           581         527         993
   General and administrative expenses                         4,097         5,457         5,859       4,596       3,816
   Interest expense                                               16            28            16          22         560
   Impairment of long-lived assets                              ----         3,907          ----        ----        ----
   Other (income) and expense                                   ----         1,570           500       (706)        ----
                                                        ----------------------------------------------------------------
     Total costs and expenses                                 25,165        32,914        27,210      22,737      19,628
                                                        ----------------------------------------------------------------
Income  (loss) before income taxes and
  extraordinary item                                           1,410       (6,473)       (1,009)       2,365       2,101
Income tax provision (benefit)                                   622          (94)         (492)         900       1,017
                                                        ----------------------------------------------------------------
Earnings (loss) before extraordinary item                        788       (6,379)         (517)       1,465       1,084
Extraordinary tax benefit from the utilization of
  net operating loss carryforwards                              ----          ----           ---        ----         692
                                                        ----------------------------------------------------------------
Net earnings (loss)                                             $788      $(6,379)        $(517)      $1,465      $1,776
                                                        ----------------------------------------------------------------

Per Share Data:
   Net earnings (loss) per share before extraordinary          $0.17       $(1.35)       $(0.11)       $0.31       $0.34
     item
   Extraordinary item                                           ----          ----          ----        ----       $0.22
   Net earnings (loss) per share                               $0.17       $(1.35)       $(0.11)       $0.31       $0.56
   Dividends per share                                          ----          ----          ----        ----        ----
   Weighted average number of common shares
          outstanding  Note   (2)                              4,729         4,722         4,728       4,762       3,169
                                                        ----------------------------------------------------------------

Balance Sheet Data at End of Fiscal Year:
   Working capital                                            $4,802        $3,937        $7,133      $8,044      $5,714
   Total assets                                               27,794        27,765        32,430      33,002      29,507
   Long term debt, net of current maturities                      21            35            63           2         158
   Stockholders' equity                                      $21,976       $21,142       $27,474     $27,958     $24,507
                                                        ----------------------------------------------------------------

Selected Restaurant Operating Data:
   Systemwide Restaurant Sales:
     Company-owned                                           $21,718       $21,167       $20,927     $20,214     $16,521
     Franchised                                               63,564        68,009        73,465      68,454      59,158
                                                        ================================================================
       Total                                                 $85,282       $89,176       $94,392     $88,668     $75,679
                                                        ================================================================

Number of Units Open at End of Fiscal Year:
     Company-owned                                                26            27            24          16          11
     Franchised                                                  147           178           159         163         123
     Branded outlets                                              57             0             0           0           0
                                                        ================================================================
       Total                                                     230           205           183         179         134
                                                        ================================================================


Notes to Selected Financial Data

(1) The Company's fiscal year ends on the last Sunday in March which results in a 52 or 53 week year. Fiscal 1996 was a 53 week year.

(2) Restated to give effect to the .61458 to one reverse stock split effective December 15, 1992, stock options granted under the 1992 Stock Option Plan on December 15, 1992 and restricted stock grants awarded on December 21, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 30, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

REVENUES

Company-owned restaurant sales increased 2.6% or $551,000 to $21,718,000 for the fiscal year ended March 30, 1997 ("fiscal 1997") from $21,167,000 for the fiscal year ended March 31, 1996 ("fiscal 1996 "). Fiscal 1997 was a 52 week reporting period while fiscal 1996 was a 53 week reporting period. Comparable restaurant sales (units operating for 18 months or longer as of the beginning of the current fiscal year) increased approximately 1.0% or $177,000 from $17,677,000 in fiscal 1996 to $17,854,000 in fiscal 1997 on a comparable 52 week basis. One Company-owned unit was opened during fiscal 1997 generating $394,000 in restaurant sales. The full year effect of the Company-owned units which operated part of fiscal 1996 increased restaurant sales by $1,062,000. The increases were partially offset by the sales decline from restaurant closures of $700,000 and approximately $382,000 in restaurant sales which were generated during the additional week of operations in fiscal 1996. Sales continue to be challenged by the discount strategies of the Company's principal competitors, increased competition and certain external factors that effect specific restaurants. During fiscal 1997, the Company implemented a more aggressive local store marketing campaign, value pricing strategies and introduced new products in order to address the sales environment. In March 1996, the Company completed the renovation of two of its larger restaurants and has experienced sales increases at such stores over the prior fiscal year. The Company expects to complete the renovation of another restaurant in June 1997. Plans have been developed to renovate and modernize the appearance of certain other Company-owned units.

Franchise fees and royalties decreased by $11,000 or 0.3% to $3,238,000 in fiscal 1997 compared to $3,249,000 in fiscal 1996. Franchise royalties was $2,560,000 in fiscal 1997 as compared to $2,687,000 in fiscal 1996, representing a decrease of 4.7% or $127,000. Franchise restaurant sales upon which royalties are based were approximately $63,564,000 in fiscal 1997 as compared to $68,009,000 in fiscal 1996. During fiscal 1997, Caldor, Inc. (who filed for Bankruptcy protection in September 1995) closed all franchised food service operations which included 53 Nathan's franchised units, which contributed approximately $6,075,000 of systemwide sales and royalties of approximately $243,000 in fiscal 1997. Franchise fee income increased to $678,000 in fiscal 1997 as compared to $562,000 in fiscal 1996. During fiscal 1997, the Company opened 20 new franchised restaurants in which a franchise fee was earned and 18 new licensed units in which no initial fee was earned as compared to 19 and 15, respectively, in the fiscal 1996 period. During fiscal 1997, the Company earned $244,000 of fees associated with expired development agreements as compared to $60,000 in fiscal 1996. Franchise fees during fiscal 1996 also included $150,000 earned from a non-refundable exclusivity fee associated with the sale of certain exclusive rights for development within Russia. At the end of fiscal 1997 there were 147 franchised or licensed units as compared to 178 at the end of fiscal 1996.

License royalties decreased by $95,000 or approximately 7.5% to $1,177,000 in fiscal 1997 as compared to $1,272,000 in fiscal 1996. The majority of this decrease results from the Company no longer amortizing the deferred fee received from SMG, Inc. in connection with their license agreement for the sale of Nathan's frankfurters in supermarkets. The amortization period concluded in February 1996.

Other income decreased by $311,000 or 41.3% to $442,000 in fiscal 1997 from $753,000 in fiscal 1996 primarily due to reduced investment income derived from the Company's investment in marketable securities.

COST AND EXPENSES

Cost of restaurant sales increased by $198,000 from $12,833,000 in fiscal 1996 to $13,031,000 in fiscal 1997. This increase primarily results from the fiscal 1997 change in restaurants operated as discussed along with the analysis of Company-owned restaurant sales above. As a percentage of restaurant sales, the cost of restaurant sales decreased to 60.0% in fiscal 1997 as compared to 60.6% in fiscal 1996. The initial success of the Company's marketing activities yielded the expected increases in food and paper costs as a percentage of sales which were more than offset by lower labor and benefit costs as a percentage of sales.

Restaurant operating expenses decreased as a percentage of restaurant sales from 31.8% in fiscal 1996 to 30.4% in the fiscal 1997. This decrease resulted primarily from the benefit derived from closing two unprofitable restaurants in the first quarter of fiscal 1997. Additionally, the Company renegotiated occupancy costs in a third unprofitable restaurant and benefited from lower property taxes in certain restaurants due to successful certiorri proceedings.

Depreciation and amortization decreased by $711,000 or 41.2% from $1,724,000 in fiscal 1996 to $1,013,000 in fiscal 1997. Amortization of intangibles, debt issuance and pre-opening costs decreased by $259,000 or 38.9% from $665,000 in fiscal 1996 to $406,000 in fiscal 1997. These decreases are primarily attributable to the reduced depreciation and amortization expense resulting from the implementation of Financial Accounting Standards Board Statement No. 121 during the fourth quarter of fiscal 1996 which resulted in an impairment charge of $3,907,000.

General and administrative expenses decreased by $1,360,000 or 24.9% to $4,097,000 in fiscal 1997 as compared to $5,457,000 in fiscal 1996. This decrease partially results from corporate staff reductions made during fiscal 1996 and the first quarter fiscal 1997. Additionally, certain one-time benefits and timing differences further lowered general and administrative expenses for fiscal 1997. As a percentage of total revenues, general and administrative costs for fiscal 1997 were 15.4% as compared to 20.6% in fiscal 1996.

INCOME TAXES

In fiscal 1997, the income tax provision was $622,000 or 44.1% of income before income taxes. Income tax expense of $622,000 included $487,000 of Federal tax expense, $89,000 of current state and local income tax expense and an adjustment of $46,000 to the beginning of the year deferred taxes. In fiscal 1996 the income tax benefit was $94,000 or 1.5% of loss before income taxes.

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 26, 1995

REVENUES

Company-owned restaurant sales increased 1.1% or $240,000 to $21,167,000 for the fiscal year ended March 31, 1996 ("fiscal 1996") from $20,927,000 for the fiscal year ended March 26, 1995 ("fiscal 1995 "). Fiscal 1996 was a 53 week reporting period while fiscal 1995 was a 52 week reporting period. Approximately $382,000 in revenue was generated during the additional week of operations. The opening of 6 Company-owned units during fiscal 1996 contributed $2,309,000 in restaurant sales. The increases were partially offset by the decline in comparable store sales by approximately $1,997,000, or 10.8%, which was caused by increased competition, the expansion of discounting strategies, and certain other external factors affecting specific restaurants which are generally older and significantly larger than the current restaurant designs and operate in mature markets.

Franchise fees and royalties decreased by $199,000 or 5.8% to $3,249,000 in fiscal 1996 compared to $3,448,000 in fiscal 1995. Franchise royalties decreased to $2,687,000 in fiscal 1996 as compared to $2,890,000 in fiscal 1995, representing a decrease of

7.0% or $203,000. Franchise restaurant sales upon which royalties are based were approximately $68,009,000 in fiscal 1996 as compared to $73,465,000 in fiscal 1995. In February, 1995, Caldor, Inc. decided to close all food service operations in stores whose merchandise sales did not exceed a certain threshold, which included 22 Nathan's franchised units, the effect of which lowered systemwide sales by approximately $2,316,000 and royalties by approximately $92,600 in fiscal 1996 as compared to fiscal 1995. Franchise fee income increased to $562,000 in fiscal 1996 as compared to $558,000 in fiscal 1995. During fiscal 1996, the company opened 19 new franchised restaurants in which a franchise fee was earned and 15 new licensed units in which no initial fee was earned as compared to 28 and 4, respectively, in the fiscal 1995 period. Additionally, during fiscal 1996, the Company earned $150,000 in exclusivity fees associated with the future development of Nathan's in Russia. At the end of fiscal 1996 there were 178 franchise units as compared to 159 at the end of fiscal 1995.

License royalties increased by $65,000 or 5.4% to $1,272,000 in fiscal 1996 as compared to $1,207,000 in fiscal 1995. The majority of the increase relates to increased royalties earned from SMG due to the increased sales of Nathan's packaged frankfurters in supermarkets under its licensing arrangement.

Other income increased by $134,000 or 21.6% to $753,000 in fiscal 1996 from $619,000 in fiscal 1995, primarily due to increased investment income derived from the Company's investment in marketable securities.

COST AND EXPENSES

Cost of restaurant sales increased by $563,000 or 4.6% from $12,270,000 in fiscal 1995 to $12,833,000 in fiscal 1996. This increase primarily resulted from costs associated with the additional Company-owned restaurants operated in fiscal 1996. As a percentage of restaurant sales, cost of restaurant sales increased to 60.6% in fiscal 1996 as compared to 58.6% in fiscal 1995. This increase is primarily due to increased labor and associated benefit costs resulting from the impact of sales declines in the comparable stores on the fixed labor cost components.

Restaurant operating expenses increased as a percentage of restaurant sales from 30.6% in fiscal 1995 to 31.8% in fiscal 1996 primarily due to higher energy and occupancy costs as a percentage of sales. Much of the of this percentage increase is attributable to the relatively fixed nature of certain costs, while comparable store sales declined.

Depreciation and amortization increased by $136,000 or 8.6% from $1,588,000 in fiscal 1995 to $1,724,000 in fiscal 1996. This increase is primarily attributable to the depreciation on the additional Company-owned units.

Amortization of intangibles and debt issuance costs increased by $84,000 or 14.5% from $581,000 in fiscal 1995 to $665,000 in fiscal 1996. This increase is primarily attributable to the additional amortization of pre-opening costs associated with new restaurants.

General and administrative expenses decreased by $402,000 or 6.9% to $5,457,000 in fiscal 1996 as compared to $5,859,000 in fiscal 1995. This decrease is primarily the result of corporate staff reductions implemented in the beginning of the fiscal year.

In the fourth quarter of fiscal 1996, the Company has adopted SFAS 121. The initial non-cash charge upon adoption of this new accounting standard was $3,907,000, which included $609,000 associated with restaurants that were decided to be closed. As a result of the reduced carrying value for the affected long-lived assets that will continue to be used in the business, the Company expects future annual depreciation expense to be reduced by approximately $563,000. As the initial charge was based upon estimated cash flow forecasts requiring significant judgement by management, actual results could differ significantly from the estimates used.

In fiscal 1996, the Company provided $690,000 associated with certain store closure costs, $500,000 relating to costs associated with outstanding litigation and $380,000 relating to the default by a subtenant under the terms of a sublease agreement which have been recorded as other income and (expense) in the accompanying 1996 statement of operations.

INCOME TAXES

In fiscal 1996, the income tax benefit was $94,000 or 1.5% of loss before income taxes. Income tax benefit of $94,000 included $571,000 of Federal tax benefits offset by $60,000 of current state and local income tax expense and an adjustment of $417,000 to the beginning of of the year deferred taxes. The income tax benefit relating to the fiscal 1996 loss before income taxes, before the valuation allowance, was $2,460,000 or 38.0% of loss before income taxes. In fiscal 1995, the income tax benefit was $492,000 or 48.8% of loss before income taxes.

FOURTH QUARTER ADJUSTMENTS

The fourth quarter of fiscal 1996 included adjustments of (i) $3,907,000 relating to the Company's decision to early adopt the provisions of SFAS No. 121; (ii) $690,000 for certain other store closure costs; (iii) $500,000 of additional reserve relating to outstanding litigation against the Company; (iv) $380,000 of accrued rental expenses resulting from the default of a sub-lessee for space which is not expected to be utilized by the Company; and $324,000 of severance and related costs with respect to limited staff reductions at the corporate level.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 30, 1997 aggregated $647,000. At March 30, 1997, marketable investment securities totalled $7,640,000 and net working capital increased to $4,802,000 from $3,937,000 at March 31, 1996. Shareholder's equity was $21,976,000.

Cash provided by operations of $762,000 in fiscal 1997 is primarily attributable to net income of $788,000, non-cash charges of $1,651,000, including depreciation and amortization of $1,419,000, decreases in prepaid income taxes of $746,000, decreases in accounts payable and accrued expenses of $306,000, increase in marketable investment securities of $1,512,000, increases in prepaids and other current assets of $178,000 and decreases in deferred area development fees and other non-current liabilities of $200,000 and $271,000, respectively.

Cash used in investing activities of $896,000 represents property and equipment purchases relating to the construction of a new Company-owned unit which opened in July 1996, and other fixed asset additions.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital for its planned operations and expansion program through fiscal 1997. The Company also maintains a $5,000,000 uncommitted bank line of credit. The Company has not borrowed any funds to date under this line of credit.

SEASONALITY

The Company's business is affected by seasonal fluctuations. Historically, sales and earnings have been highest during the first two fiscal quarters with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in the Company's marketplace for its Company-owned stores, which is principally the New York metropolitan area.

IMPACT OF INFLATION

During the past several years the Company's commodity costs have remained relatively stable. As such, management believes that inflation has not materially impacted earnings. Substantial increases in labor, food and other operating expenses could adversely affect the operations of the Company and the restaurant industry. In 1996, legislation was enacted which increased the Federal minimum wage, from $4.25 per hour to $4.75 beginning October 1, 1996 with another increase to $5.15 per hour to take effect on September 1, 1997. The Company expects to experience higher labor costs on a relatively small proportion of its workforce. Management believes that there may be some ability to adjust prices and implement cost controls to avoid reducing operating margins.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective March 30, 1997, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensations plans. The provisions of SFAS No. 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and net income per share in the notes to the financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 128), "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

Effective March 31, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments." To meet the reporting requirements of SFAS No. 107, the Company calculated the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate the fair value. When quoted prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of future cash flows. At March 30, 1997, the carrying value of all financial instruments approximated fair value.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data is submitted as a separate section of this report beginning on Page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 8, 1995, the Board of Directors determined to replace KPMG Peat Marwick LLP, the Company's independent auditors for the fiscal year ended March 26, 1995, with Arthur Andersen LLP, the Company's auditors for the fiscal years ended March 31, 1996 and March 30, 1997. The decision to change independent accountants was recommended to the Board of Directors by the Audit Committee of the Board of Directors.

         In connection with the audit for the Company's fiscal year ended March 26, 1995 and for the period from March 27, 1995 through the date of change in auditors, there were no disagreements with KPMG Peat Marwick LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

         The report of KPMG Peat Marwick LLP for the year ended March 26, 1995 does not contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles, except that the Company changed its method of accounting for investments to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at March 27, 1994 and its method of accounting for income taxes in 1994 to adopt the provisions of SFAS No. 109, "Accounting for Income Taxes."

         The Company has not had any discussions nor received any written reports or oral advice from Arthur Andersen LLP during the two most recent fiscal years and any subsequent interim period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or as to the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Report. Information with respect to the Directors of the Company is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to the Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 11.    EXECUTIVE COMPENSATION

         The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) CONSOLIDATED FINANCIAL STATEMENTS
         The consolidated financial statements listed in the accompanying index to consolidated financial statements and schedule on Page F-1 are filed as part of this report.

         (2) FINANCIAL STATEMENT SCHEDULE
         The consolidated financial statement schedule listed in the accompanying index to consolidated financial statements and schedule on Page F-1 is filed as part of this report.

         (3) EXHIBITS
         Certain of the following exhibits (as indicated in the footnotes to the list), were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1993 or under the Securities Exchange Act of 1934 and are herein incorporated by reference.

Exhibit
  No.                               Exhibit
  ---                               -------

 3.1 Certificate of Incorporation of the Company.(Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-56976.)

 3.2 Amendment to the Certificate of Incorporation, filed December 15, 1992.(Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

 3.3 By-Laws of the Company.(Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 No. 33-56976.)

 3.4 Amendment to By-Laws of the Company (Incorporated by reference to Exhibit 3.4 to the Annual Report on form 10-K for the year ended March 26, 1995.)

 4.1 Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

 4.2 Form of Warrant issued to Ladenburg, Thalmann & Co., Inc. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 No. 33-56976.)

 4.3 Form of Warrant issued to Howard M. Lorber. (Incorporated by reference to Exhibit 4.3 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)

 4.4 Amendment to Warrant issued to Howard M. Lorber (Incorporated by reference to Exhibit 4.4 to the Annual Report filed on form 10-K for the fiscal year ended March 31, 1996.)

 4.5 Specimen Rights Certificate (Incorporated by reference to Exhibit 4 to the Current Report on form 8-K dated July 14, 1995.)

 10.1 Employment Agreement between the Company and Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 33-56976.)

 10.2    Leases for premises at Coney Island, New York, as follows:
         (Incorporated by reference Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)

       a) Lease, dated November 22, 1967, between Nathan's Realty Associates and the Company.

       b) Lease, dated November 22, 1967, between Id"s Realty Associates and the Company.

       c) Lease, dated November 17, 1967, between Id"s Realty Associates and the Company.

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

 10.16 Amendment dated January 26, 1996, to the Employment Agreement, dated November 8, 1993, between the Company and Howard M. Lorber. (Incorporated by reference to Exhibit 10.16 to the Annual Report filed on form 10-K for the fiscal year ended March 31, 1996.)

 10.17 License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc., including amendments and waivers thereto. (Incorporated by reference to Exhibit 10.21 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)

 10.18 Form of Grid Note from Nathan's Famous Operating Corp. to Chemical Bank. (Incorporated by reference to Exhibit 10.18 to the Annual Report filed on form 10-K for the fiscal year ended March 31, 1996.)

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

 10.22 Modification Agreement to the Employment Agreement between the Company and Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)

 10.23 Amendment to License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)

 10.24 Warrant Agreement dated November 24, 1996 between the Company and Jerry Krevans.

 21      List of Subsidiaries of the Registrant.

 24.1    Consent of KPMG Peat Marwick LLP

 24.2    Consent of Arthur Andersen LLP.


  (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the last quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 18 day of June, 1997.

Nathan's Famous, Inc.

/s/ WAYNE NORBITZ
------------------------------
Wayne Norbitz, President and
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 18th day of June, 1997.



/s/ HOWARD M. LORBER             Chairman of the Board and Chief Executive
------------------------------   Officer (Principal Executive Officer)
Howard M. Lorber

/s/ WAYNE NORBITZ                President, Chief Operating Officer and Director
------------------------------
Wayne Norbitz

/s/ RONALD G. DEVOS              Vice President - Finance and Chief Financial
------------------------------   Officer (Principal Financial and Accounting
Ronald G. DeVos                  Officer)

/s/ ROBERT J. EIDE               Director
------------------------------
Robert J. Eide

/s/ BARRY LEISTNER               Director
------------------------------
Barry Leistner

/s/ JEFFREY A. LICHTENBERG       Director
------------------------------
Jeffrey A. Lichtenberg

/s/ ATTILIO F. PETROCELLI        Director
------------------------------
Attilio F. Petrocelli

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


The following consolidated financial statement of Nathan's Famous, Inc. and subsidiaries are included in item 8:

                                                                                   Page
                                                                                   ----

Report of Independent Public Accountant Arthur Andersen LLP                        F-2
Report of Independent Public Accountant KPMG Peat Marwick LLP                      F-3
Consolidated Balance Sheets at March 30, 1997 and March 31, 1996                   F-4
Consolidated Statements of Operations for the Fiscal Years ended
     March 30, 1997, March 31, 1996 and March 26, 1995                             F-5
Consolidated Statements of Stockholder Equity for the Fiscal Years
     ended March 30, 1997, March 31, 1996 and March 26, 1995                       F-6
Consolidated Statements of Cash Flows for the Fiscal Years ended
     March 30, 1997, March 31, 1996 and March 26, 1995                             F-7
Notes to the Consolidated Financial Statements                                     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Nathan's Famous, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Nathan's Famous, Inc., a Delaware Corporation, and subsidiaries as of March 30, 1997 and March 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan's Famous, Inc. and subsidiaries as of March 30, 1997 and March 31, 1996, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in fiscal 1996, the Company changed its method of accounting for long-lived assets to conform with SFAS No. 121, and in connection therewith, recorded an impairment loss of approximately $3,900,000.


Arthur Andersen LLP

Roseland, New Jersey
May 22, 1997

                          Independent Auditors' Report



The Board of Directors and Stockholders
Nathan's Famous, Inc. and Subsidiaries:


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Nathan's Famous, Inc. and subsidiaries for the year ended March 26, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nathan's Famous, Inc. and subsidiaries for the year ended March 26, 1995 in conformity with generally accepted accounting principles.




                                               KPMG PEAT MARWICK LLP


Jericho, New York
May 16, 1995

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                   ASSETS                                             March 30,       March 31,
                                                                                        1997             1996
                                                                                        ----             ----
CURRENT ASSETS:
   Cash and cash equivalents                                                          $    647        $    801
   Marketable investment securities                                                      7,640           6,128
   Franchise and other receivables, net                                                  1,039           1,108
   Inventories                                                                             213             226
   Prepaid income taxes                                                                     --             746
   Prepaid expenses and other current assets                                               502             331
   Deferred income taxes                                                                   415             571
                                                                                      --------        --------
                  Total current assets                                                  10,456           9,911


   Property and equipment, net                                                           5,480           5,615
   Intangible assets, net                                                               11,640          12,025
   Other assets, net                                                                       218             214
                                                                                      --------        --------
                                                                                      $ 27,794        $ 27,765
                                                                                      ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of obligations under capital leases                           $     17        $     23
   Accounts payable                                                                        754           1,003
   Accrued expenses and other current liabilities                                        4,614           4,671
   Deferred franchise fees                                                                 269             277
                                                                                      --------        --------
                  Total current liabilities                                              5,654           5,974



   Obligations under capital leases, net of current installments                            21              35
   Deferred area development fees                                                           --             200
   Other liabilities                                                                       143             414
                                                                                      --------        --------
                  Total liabilities                                                      5,818           6,623
                                                                                      --------        --------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 20,000,000 shares authorized, 4,722,216 issued and outstanding at March 30, 1997 and March 31, 1996,
     respectively                                                                           47              47
   Additional paid-in capital                                                           32,307          32,261
   Accumulated deficit                                                                 (10,378)        (11,166)
                                                                                      --------        --------
                  Total stockholders' equity                                            21,976          21,142
                                                                                      --------        --------
                                                                                      $ 27,794        $ 27,765
                                                                                      ========        ========

      The accompanying notes are an integral part of these balance sheets.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                      For the Fiscal Year Ended
                                                               ---------------------------------------
                                                                March 30,      March 31,      March 26,
                                                                  1997           1996           1995
                                                                  ----           ----           ----
REVENUES:
   Sales                                                        $21,718       $ 21,167        $ 20,927
   Franchise fees and royalties                                   3,238          3,249           3,448
   License royalties                                              1,177          1,272           1,207
   Investment and other income                                      442            753             619
                                                                -------       --------        --------

                  Total revenues                                 26,575         26,441          26,201
                                                                -------       --------        --------

COSTS AND EXPENSES:
   Cost of restaurant sales                                      13,031         12,833          12,270
   Restaurant operating expenses                                  6,602          6,730           6,396
   Depreciation and amortization                                  1,013          1,724           1,588
   Amortization of intangible assets                                406            665             581
   General and administrative expenses                            4,097          5,457           5,859
   Interest expense                                                  16             28              16
   Impairment of long-lived assets                                   --          3,907              --
   Other expense                                                     --          1,570             500

                                                                -------       --------        --------
                  Total costs and expenses                       25,165         32,914          27,210
                                                                -------       --------        --------

Income (loss) before provision (benefit) for income taxes         1,410         (6,473)         (1,009)

Provision (benefit) for income taxes                                622            (94)           (492)
                                                                -------       --------        --------
                  Net income (loss)                             $   788       $ (6,379)       $   (517)
                                                                =======       ========        ========

Net income (loss) per common share                              $   .17       $  (1.35)       $   (.11)
                                                                =======       ========        ========

Weighted average number of common and common
  equivalent shares outstanding                                   4,729          4,722           4,728
                                                                =======       ========        ========


 The accompanying notes are an integral part of these consolidated statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (in thousands, except share amounts)

                                                                            Additional                                     Total
                                                           Common   Common   Paid-in      Deferred      Accumulated    Stockholders'
                                                           Shares    Stock   Capital    Compensation      Deficit         Equity
                                                           ------    -----   -------    ------------      -------         ------

BALANCE, March 27, 1994                                  4,732,232    $47   $ 32,457      $(276)        $ (4,270)         $ 27,958

   Amortization of deferred compensation relating to
     restricted stock                                           --     --         --         54               --                54
   Forfeiture of deferred compensation                     (10,016)    --        (69)        48               --               (21)
   Net loss                                                     --     --         --         --             (517)             (517)
                                                         ---------    ---   --------      -----         --------          --------

BALANCE, March 26, 1995                                  4,722,216     47     32,388       (174)          (4,787)           27,474

   Amortization of deferred compensation relating to
     restricted stock                                           --     --         --         47               --                47
   Net loss                                                     --     --         --         --           (6,379)           (6,379)
                                                         ---------    ---   --------      -----         --------          --------

BALANCE, March 31, 1996                                  4,722,216     47     32,388       (127)         (11,166)           21,142
                                                         =========    ===   ========      =====         ========          ========

   Amortization of deferred compensation relating to
     restricted stock                                           --     --         --        46               --                 46
   Net income                                                   --     --         --        --              788                788
                                                         ---------    ---   --------      -----         --------          --------
BALANCE, March 30, 1997                                  4,722,216    $47    $32,388      $(81)        $(10,378)           $21,976
                                                         =========    ===   ========      =====         ========          ========





  The accompanying notes are an integral part of these consolidated statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                         For the Fiscal Year Ended
                                                                                    -----------------------------------
                                                                                    March 30,    March 31,    March 26,
                                                                                      1997         1996         1995
                                                                                    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $   788      $(6,379)     $  (517)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                    1,013        1,724        1,588
     Impairment of long-lived assets                                                     --        3,907           --
     Amortization of intangible assets                                                  406          665          581
     Provision for doubtful accounts                                                     30          339          252
     Amortization of deferred compensation                                               46           47           33
     Deferred income taxes                                                              156         (154)        (473)
   Changes in operating assets and liabilities:
     Marketable investment securities                                                (1,512)      (2,032)       3,848
     Franchise and other receivables                                                     39         (160)        (383)
     Inventories                                                                         13           15           16
     Prepaid and other assets                                                          (178)         (55)        (434)
     Prepaid income taxes                                                               746         (122)        (308)
     Accounts payable and accrued expenses                                             (306)       1,546          227
     Deferred franchise fees                                                             (8)          77         (120)
     Deferred area development fees                                                    (200)         (85)          50
     Other non-current liabilities                                                     (271)         256          (49)
                                                                                    -------      -------      -------
              Net cash provided by (used in) operating activities                       762         (411)       4,311
                                                                                    -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (896)      (2,984)      (2,108)
   Disposals of property and equipment                                                   --          125           --
                                                                                    -------      -------      -------
              Net cash used in investing activities                                    (896)      (2,859)      (2,108)
                                                                                    -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal repayments of obligations under capital leases                             (20)         (15)         (26)
                                                                                    -------      -------      -------
              Net cash used in financing activities                                     (20)         (15)         (26)
                                                                                    -------      -------      -------

Net change in cash and cash equivalents                                                (154)      (3,285)       2,177

CASH AND CASH EQUIVALENTS, beginning of year                                            801        4,086        1,909
                                                                                    -------      -------      -------

CASH AND CASH EQUIVALENTS, end of year                                              $   647      $   801      $ 4,086
                                                                                    -------      -------      -------

CASH PAID DURING THE YEAR FOR:
   Interest                                                                         $    16      $    26      $    15
                                                                                    =======      =======      =======
   Income taxes                                                                     $   182      $   685      $   769
                                                                                    =======      =======      =======




 The accompanying notes are an integral part of these consolidated statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (in thousands, except share amounts)



1.   DESCRIPTION AND ORGANIZATION OF BUSINESS:

Description of Business

Nathan's Famous, Inc. and Subsidiaries (collectively the "Company") develops and operates a chain of retail fast food style restaurants which prepare and serve quality food products to the general public. Nathan's Famous Restaurants feature a specialized menu which includes, among other things, hot dogs, manufactured with a proprietary spice formula, hamburgers, crinkle-cut french fries, assorted sandwiches and platters. The Company primarily operates in the eastern region of the United States, with 26 Company-owned stores and 147 franchised units as of March 30, 1997.

Organization of Business

In July 1987, all of the outstanding shares, options and warrants of Nathan's Famous, Inc. (the "Predecessor Company"), a then publicly held New York corporation, were acquired through a cash transaction, accounted for by the purchase method of accounting (the "Acquisition"). In connection with the Acquisition, a privately-held New York corporation (the "Acquiring Corporation") was merged into the Predecessor Company. The purchase price exceeded the fair value of the acquired assets of the Predecessor Company by $15,374, and such amount is recorded net of accumulated amortization in the accompanying consolidated balance sheets. In November 1989, the surviving corporation was merged with Nathan's Newco, Inc., a Delaware corporation which, upon the effectiveness of the merger, changed its name to Nathan's Famous, Inc. ("NFI").

In August 1992, as part of a bank refinancing, two new Delaware corporations were formed, Nathan's Famous Holding Corp. ("NFH") and Krinkle Kut, Inc. ("KK"). Pursuant to a merger agreement, KK was merged into NFI and NFI became a wholly-owned subsidiary of NFH. As a result of this merger, the former holders of the outstanding common stock of NFI owned the outstanding shares of NFH in the same proportion in which they formerly held the stock of NFI. On December 15, 1992, NFI and NFH amended their charter to change their respective names to Nathan's Famous Operating Corp. ("NFOC") and Nathan's Famous, Inc.

On February 26, 1993, the Company completed an initial public offering in which it sold 1,500,000 shares of common stock at an offering price of $9.00 per share. The net proceeds from the offering, after deducting underwriters' commissions and offering costs of approximately $1,850, was $11,654. The Company used $5,917 of the net proceeds from the public offering to retire a term loan with a bank. In April 1993, the underwriter exercised its overallotment option to purchase an additional 225,000 shares of common stock at the offering price, resulting in additional proceeds to the Company of $1,863, net of underwriters' commissions.

In fiscal 1994, NFOC formed two new corporations, Nathan's Famous Systems, Inc. and Nathan's Famous Services, Inc., for the purpose of establishing separate franchise and restaurant management support organizations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year ends on the last Sunday in March, which results in a 52 or 53 week reporting period. The results of operations for fiscal 1996 are presented on the basis of a 53 week reporting period, and fiscal 1997 and 1995 are presented on the basis of 52 week reporting periods.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash restricted for untendered shares associated with the Acquisition amounted to $280 at March 30, 1997 and March 31, 1996, and is included in cash and cash equivalents.

Inventories

Inventories consist primarily of restaurant food items and supplies and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Marketable Investment Securities

The Company classifies its investments in marketable investment securities as "trading" in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities". Such securities are reported at fair value, with unrealized gains and losses included in earnings. Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated primarily on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The estimated useful lives are as follows:

     Building and improvements                             5 - 25 years
     Machinery, equipment, furniture and fixtures          5 - 15 years
     Leasehold improvements                                5 - 20 years

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of the assets acquired relating to the Acquisition and is being amortized over a period of 40 years. Accumulated amortization at March 30, 1997 and March 31, 1996, was $3,734 and $3,349, respectively. Amortization expense was $414, $665 and $542 for fiscal years ended March 30, 1997, March 31, 1996, and March 26, 1995, respectively.

The Company assesses the recoverability of the excess of cost over the fair value of assets acquired by determining whether the amortization of the balance over its estimated remaining life can be recovered through, among other things, undiscounted future operating cash flows of the acquired operations, franchise fees earned from franchising operations and license fees earned from the licensing of Company products. The amount of impairment, if any, is measured based on projected undiscounted future operating cash flows.

Recently Issued Accounting Standards

Effective March 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments". To meet the reporting requirements of SFAS No. 107, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate the fair value. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At March 31, 1996, the carrying value of all financial instruments approximated fair value (Note 5).

Effective March 30, 1997, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS No. 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and net income per share in the notes to the financial statements (Note 10).

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

Franchise and Area Development Fee Revenue Recognition

Franchisees are required to execute a separate franchise or license agreement for each restaurant. Under an area development agreement, the number of restaurants and the area designated for development are established and the franchisee is required to construct and open such restaurants within a defined timetable. For each restaurant under an area development agreement, a separate franchise or license agreement is executed.

Franchisees under a franchise agreement are generally required to pay an initial franchise fee and a monthly royalty of 4% - 4.5% of restaurant sales. Franchisees under a license agreement do not pay an initial fee and remit monthly royalty payments based on 10% of restaurant sales up to $250, 8% of restaurant sales between $250 and $500 and 6% of restaurant sales in excess of $500 per annum. Franchise fees are recognized as revenue when the Company performs substantially all initial services required by the franchise agreement, which is generally upon restaurant opening. Revenue under area development agreements is recognized ratably over the number of restaurants opened, as provided for in the respective agreements. Franchise royalties are accrued as earned. Franchise and area development fees received prior to completion of the revenue recognition process are recorded as deferred revenue. At March 30, 1997 and March 31, 1996, $269 and $477, respectively, of deferred franchise and area development fees are included in the accompanying consolidated balance sheets.

Concentrations of Credit Risk

The Company's trade receivables consist principally of receivables from franchisees for royalties and advertising contributions. At March 30, 1997 and March 31, 1996, two and three franchisees, respectively, represented an aggregate of approximately 40% and 39%, respectively, of franchise royalties receivable. At March 26, 1995, no one franchise receivable exceeded 5% of franchise royalties receivable.

Advertising

The Company maintains advertising funds for local, regional and national advertising, in accordance with Section 10 of the Nathan's Famous Systems, Inc. Franchise Agreement. Under this arrangement, the Company collects and disburses fees paid by franchisees and Company-owned stores for the national and regional advertising, promotional and public relations programs for the Nathan's Famous concept. Contributions are based on specified percentages of net sales, generally ranging between 0%-3%. Advertising contributions from Company-owned stores are included in restaurant operating expenses in the accompanying consolidated statements of operations. Total Company-owned store advertising expense was $570, $625 and $1,009 for the fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995, respectively. Total advertising contributions realized from franchisees was $308, $377 and $517 for the fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995, respectively, and is recorded as an offset to advertising expense in general and administrative expenses. The Company charges all production costs of advertising to expense when the advertisements are run.

The Company funds, on an annual basis, the excess of any expenditures over revenues, if any, and records such amount in general and administrative expenses in the accompanying consolidated statements of operations. For the fiscal year ended March 26, 1995, excess expenditures over revenues aggregated $439. There were no excess expenditures for the years ended March 30, 1997 and March 31, 1996.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Earnings Per Share

Weighted average common and common equivalent shares outstanding for the fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995 were 4,728,883, 4,722,216 and 4,727,732, respectively, and included common stock equivalents of 26,668, 0 and 0, respectively.

Reclassifications

Certain reclassifications of prior period balances have been made to conform with the current year presentation.

3.   IMPAIRMENT OF LONG-LIVED ASSETS:

The Company early adopted SFAS No. 121 in fiscal 1996 for purposes of determining and measuring impairment of certain long-lived assets to be held and used in the business as well as assets to be disposed of. The Company considers a history of store operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company has identified the appropriate grouping of assets to be individual restaurants, and such assets are deemed to be impaired if a forecast of undiscounted future operating cash flows, including disposal value, if any, is less than its carrying amount. The loss is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and, accordingly, actual results could vary significantly from such estimates.

The impairment loss recorded upon adoption of SFAS No. 121 was $3,907 in fiscal 1996, which includes $609 related to three restaurants for which closure decisions were made upon adoption of SFAS No. 121. In addition, approximately $690 was recorded relating to associated store closure costs. As a result of the reduced carrying amount of the impaired assets, depreciation and amortization expense for fiscal 1997 was reduced by approximately $563 for stores that continue in operation.

The results of operations for stores to be closed were as follows for the years ended March 30, 1997, March 31, 1996 and March 26, 1995:


                                               1997          1996          1995
                                               ----          ----          ----
Revenues                                      $ 331        $ 1,089        $ 541
Operating expenses                              399          1,453          594
Depreciation                                     --            108           67
Losses from stores to be closed                 (68)          (472)        (120)

4.   FRANCHISE AND OTHER RECEIVABLES:

Franchise and other receivables consists of the following:

                                                              1997         1996
                                                             ------       ------
        Franchise royalties                                  $1,116       $1,304
        License royalties                                       136           42
        Other                                                   368          341
                                                             ------       ------
                                                              1,620        1,687
        Less:  allowance for doubtful accounts                  581          579
                                                             ------       ------
                                                             $1,039       $1,108
                                                             ======       ======

5.   MARKETABLE INVESTMENT SECURITIES:

Marketable investment securities at March 30, 1997 and March 31, 1996 consisted of trading securities with aggregate fair values of $7,640 and $6,128, respectively. Fair values of corporate and municipal bonds are based upon quoted market prices. The investment in trading limited partnerships are based upon the proportionate share of the underlying net assets of the partnerships.

The gross unrealized holding gains and fair values of trading securities by major security type at March 30, 1997, March 31, 1996 and March 26, 1995 were as follows:

                                    1997                        1996                      1995
                          -------------------------   -----------------------   -----------------------
                             Gross                       Gross                     Gross
                          Unrealized       Fair       Unrealized     Fair       Unrealized     Fair
                           Holding       Value of      Holding     Value of      Holding     Value of
                             Gain       Investments      Gain     Investments      Gain     Investments
                             ----       -----------      ----     -----------      ----     -----------
Commercial paper           $    --        $2,275       $   --       $   --       $   --       $   --
Corporate bonds                 (2)        2,451           15          514            6          506
Municipal bonds                 54         2,111           88        4,274           41        2,447
Investment in trading
  limited partnerships         303           803          340        1,340          143        1,143
                           -------        ------       ------       ------       ------       ------
                           $   355        $7,640       $  443       $6,128       $  190       $4,096
                           =======        ======       ======       ======       ======       ======

6.   PROPERTY AND EQUIPMENT, net:

Property and equipment, net consists of the following:

                                                              1997         1996
                                                            -------      -------
Construction in progress                                    $   184      $    40
Land                                                            896          896
Building and improvements                                     1,036        1,032
Machinery, equipment, furniture and fixtures                  4,231        4,015
Leasehold improvements                                        5,699        5,140
                                                            -------      -------
                                                             12,046       11,123
Less:  accumulated depreciation and amortization              6,566        5,508
                                                            -------      -------
                                                            $ 5,480      $ 5,615
                                                            =======      =======

Related depreciation and amortization expense totalled $1,013, $1,724 and $1,588 for the fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995, respectively.

7.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:


                                                          1997             1996
                                                         ------           ------
Accrued professional fees                                $  526           $  497
Accrued litigation                                        1,000            1,000
Accrued vacation                                            358              391
Accrued severance                                            --              324
Accrued store closure costs                                  30              545
Accrued insurance                                           563              209
Accrual for untendered shares                               280              280
Sales and payroll taxes payable                             279              334
Deferred revenue                                            366               46
Other                                                     1,212            1,045
                                                         ------           ------
                                                         $4,614           $4,671
                                                         ======           ======


8.   FINANCING ARRANGEMENTS:

The Company has a $5,000 line of credit with a certain financial institution. Borrowings under the line of credit are intended to be used to meet the normal short-term working capital needs of the Company. The line of credit is not a commitment and, therefore, credit availability is subject to ongoing approval. The line of credit expires on September 30, 1997, and bears interest at a rate of prime plus 1 percent. There were no borrowings outstanding under this line of credit at March 30, 1997 and March 31, 1996.

9.   INCOME TAXES:

Income tax expense (benefit) consists of the following for the years ended March 30, 1997, March 31, 1996 and March 26, 1995:


                                                     1997       1996       1995
                                                    -----      -----      -----
Federal:
  Current                                           $ 533      $ (68)     $ (78)
  Deferred                                             --       (503)      (377)
                                                    -----      -----      -----
                                                      533       (571)      (455)
                                                    -----      -----      -----
State and local:
  Current                                              89         60         59
  Deferred                                             --         --        (96)
                                                    -----      -----      -----
                                                       89         60        (37)
                                                    -----      -----      -----

Adjustment to valuation allowance relating to
opening net deferred tax asset                         --        417         --
                                                    -----      -----      -----
                                                    $ 622      $ (94)     $(492)
                                                    =====      =====      =====

Total income tax expense (benefit) for fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income (loss) before income taxes as a result of the following:


                                                         1997        1996        1995
                                                        -----      -------      -----
Computed "expected" tax expense (benefit)               $ 482      $(2,201)     $(343)
Nondeductible amortization                                144          131        131
State and local income taxes, net of Federal income
  tax benefit                                              49           40        (24)
Tax-exempt investment earnings                            (50)         (49)       (65)
Change in the valuation allowance for net deferred
  tax assets                                               --        1,949         --
Reversal of prior year over accruals                       --           --       (200)
Other                                                      (3)          36          9
                                                        -----      -------      -----
                                                        $ 622      $   (94)     $(492)
                                                        =====      =======      =====


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                            1997          1996
                                                          -------       -------
Deferred tax assets:
  Accrued vacation pay                                    $   204       $   146
  Allowance for doubtful accounts                             217           226
  Deferred revenue                                            143            --
  Depreciation expense                                        618           678
  Expenses not deductible until paid                          712           623
  Impairment of long-lived assets                           1,404         1,524
  Insurance                                                   149            --
  Accrual for store closing and severance costs                73           339
  Net operating loss carryforward                              47            68
  Other                                                        24            10
                                                          -------       -------
     Total gross deferred tax assets                        3,591         3,614
                                                          -------       -------

Deferred tax liabilities:
  Involuntary conversion                                      504           504
  Unrealized gain on marketable investment                    221           173
securities
  Other                                                        85            --
                                                          -------       -------
     Total gross deferred tax liabilities                     810           677
                                                          -------       -------
     Net deferred tax asset                                 2,781         2,937

Less:  Valuation allowance                                 (2,366)       (2,366)
                                                          -------       -------
                                                          $   415       $   571
                                                          =======       =======


The Company anticipates utilizing a net operating loss for income tax purposes of approximately $139,000 for the tax year ending March 30, 1997. At both March 30, 1997 and March 31, 1996, a valuation allowance of $2,366 has been provided against that portion of net deferred tax assets for which it is more likely than not that the deferred tax assets will not be realized.

10.      STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS:

Stock Option Plans

On December 15, 1992, the Company adopted the 1992 Stock Option Plan (the "Plan") which provides for the issuance of incentive stock options (ISO's) to officers and key employees and non-qualified stock options to directors, officers and key employees. Up to 525,000 shares of common stock have been reserved for issuance under the Plan. The terms of the options are generally ten years, except for ISO's granted to any employee, who prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the option term will be five years. The exercise price for non-qualified stock options outstanding under the Plan can be no less than the fair market value, as defined, of the Company common stock at the date of grant. For ISO's, the exercise price can generally be no less than the fair market value of the Company's common stock at the date of grant, with the exception of any employee who prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the exercise price can be no less than 110% of fair market value of the Company's common stock at the date of grant.

On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for the issuance of non-qualified stock options to non-employee directors, as defined, of the Company. Up to 200,000 shares of common stock have been reserved for issuance under the Directors' Plan. The Directors' Plan provides that each non-employee director would be granted an option to purchase 25,000 shares of common stock at a price of $6.25 per share effective June 1, 1994, and for each subsequent year through June 1, 1996, each non-employee director would be granted options to purchase 12,500 shares of common stock at 100% of the fair market value of the common stock on the date of grant. Options awarded to each non-employee director shall vest over a period of two years, subject to forfeiture under certain conditions and shall be exercisable upon vesting. There were 50,000 options granted under the provisions of the Directors Plan during the year ended March 30, 1997 and March 31, 1996, respectively.

The Plan and the Directors' Plan expire on December 2, 2002 and December 31, 2004, respectively, unless terminated earlier by the Board of Directors under conditions specified in the Plan.

A summary of the status of the Company's two stock option plans at March 30, 1997, March 31, 1996 and March 26, 1995 and changes during the years then ended is presented in the table and narrative below:


                                            1997                         1996                        1995
                                   ----------------------       ----------------------       ----------------------
                                               Weighted -                   Weighted -                   Weighted -
                                                Average                      Average                      Average
                                                Exercise                     Exercise                     Exercise
                                    Shares       Price           Shares       Price           Shares       Price
                                    ------       -----           ------       -----           ------       -----
Options outstanding-
  beginning of year                511,167      $  5.99         376,167      $  6.80         190,667      $   7.54
  Granted                          110,000         3.75         175,000         4.27         200,000          6.14
  Exercised                             --           --              --           --              --            --
  Canceled                         (20,000)        7.40         (40,000)        6.00         (14,500)         7.28
                                   -------                      -------                      -------
Options outstanding-
  end of year                      601,167         5.54         511,167         5.99         376,167          6.80
                                   -------                      -------                      -------
Options exercisable-
  end of year                      398,371                      268,270                      154,032
                                   =======                      =======                      =======
Weighted average fair
  value of options granted                      $  1.99                      $  2.06
                                                =======                      =======

295,000 of the 601,167 options outstanding at March 30, 1997 have exercise prices between $3.38 and $5.07, with a weighted average exercise price of $4.09 and a weighted average remaining contractual life of 8.75 years. 117,204 of these options are exercisable; their weighted average exercise price is $4.18. 247,167 of the options outstanding at March 30, 1997 have exercise prices between $5.07 and $7.61, with a weighted average exercise price of $6.55 and a weighted average remaining contractual life of 6.70 years. 227,167 of these options are exercisable; their weighted average exercise price is $6.58. The remaining 59,000 options have exercise prices between $7.61 and $9.25 with a weighted average exercise price of $8.53 and a weighted average remaining contractual life of 6.08 years. 54,000 of these options are exercisable; their weighted average exercise price is $8.46.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                            1997           1996
                                                            ----           ----
Expected life (years)                                       7.5            6.8
Interest rate                                               6.76%          5.96%
Volatility                                                 33.75%         33.75%
  Dividend yield                                               0%             0%


The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below:

                                               (in thousands, except per share amounts)
                                                     1997                1996
                                                     ----                ----
Net income (loss):               As reported         $798              $ (6,379)
                                 Pro forma            768                (6,465)

Earnings (loss) per share        As reported         $.17              $  (1.35)
                                 Pro forma            .16                 (1.37)


Because the SFAS No. 123 method of accounting is not applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Common Stock Purchase Rights

On June 20, 1995, the Board of Directors declared a dividend distribution of one common stock purchase right (the "Rights") for each outstanding share of Common Stock of the Company. The distribution was paid on June 20, 1995 to the shareholders of record on June 20, 1995. Each Right, as amended, entitles the registered holder thereof to purchase from the Company one-half share of the Common Stock at a price of $2.50 per one-half of a share (the "Purchase Price"), subject to adjustment for anti-dilution. New Common Stock certificates issued after June 20, 1995 upon transfer or new issuance of the Common Stock will contain a notation incorporating the Rights Agreement by reference.

The Rights are not exercisable until the Distribution Date. The Distribution Date is the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") acquired, or obtained the right to acquire, beneficial ownership of 30% or more of the outstanding shares of the Common Stock or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement, or announcement of an intention to make a tender offer or exchange offer by a person (other than the Company, any wholly-owned subsidiary of the Company or certain employee benefit plans) which, if consummated, would result in such person becoming an Acquiring Person. The Rights will expire on June 19, 2005, unless earlier redeemed by the Company.

At any time prior to the time at which a person or group or affiliated or associated persons has acquired beneficial ownership of 30% or more of the outstanding shares of the Common Stock of the Company, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right. In addition, the Rights Agreement permits the Board of Directors, following the acquisition by a person or group of beneficial ownership of 30% or more of the Common Stock (but before an acquisition of 50% or more the Common Stock), to exchange the Rights (other than Rights owned by such 30% person or group), in whole or in part, for Common Stock, at an exchange ratio of one-half of one share of Common Stock per Right.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. On June 20, 1995, 2,893,808 shares of Common Stock were reserved for issuance upon exercise of the Rights.

Warrant

In November 1993, the Company granted to its Chairman and Chief Executive Officer a warrant to purchase 150,000 shares of its common stock at an exercise price of $9.71 per share, representing 105% of the market price of the Company's common stock on the date of grant. Commencing in November 1994, 37,500 shares vest annually and the warrant expires in 2003. Effective January 26, 1996, the warrant was amended to reduce the exercise price to $4.50 per share.

In November 1996, the Company granted to a non-employee consultant a warrant to purchase 50,000 shares of its common stock at an exercise price of $3.94 per share, which represented the market price of the Company's common stock on the date of grant. Upon the date of grant, one-third of the shares vest immediately, one-third on the first anniversary thereof, and the remaining one-third on the second anniversary thereof. The warrant expires on November 24, 2001.

Restricted Stock Grants

On December 21, 1992, the Company awarded an aggregate of 50,016 shares of common stock to two executive officers. Pursuant to the terms of the agreement, the shares are subject to certain restrictions which expire on December 21, 1998. The restrictions shall lapse with respect to one-third of the shares on every other December 21 beginning on December 21, 1994, and, with respect to all shares, in the event of termination of employment for any reason other than for "cause", voluntary termination for "good reason" and death or disability, as defined. If any time prior to December 21, 1998, employment of either executive officer is terminated for "cause" or any other reason not provided for under the agreement, any such shares still subject to restrictions as previously described shall be transferred to the Company without monetary consideration. In November 1994, 10,016 shares of common stock awarded as a restricted stock grant was forfeited by one of the executive officers upon termination of employment.

Compensation expense, based upon the fair market value of the stock on the date of grant, was determined by the Company to be $7 per share. Aggregate compensation expense of $280 will be recognized ratably over the six year period in which the restrictions lapse and has been included as deferred compensation as a component of stockholders' equity in the accompanying consolidated statement of stockholders' equity. Compensation expense was approximately $46, $47 and $33 for the fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995, respectively.

Employment Agreements

The Company and its Chairman and Chief Executive Officer entered into an employment agreement in November 1993 for a period commencing on November 1, 1993 and ending on October 31, 1997. This agreement provides for annual incentive compensation equal to 5% of the consolidated pre-tax earnings of the Company, as defined, and specified benefits. Pursuant to an amendment on January 26, 1996, the agreement also provides that upon a change in control, as defined, the officer shall have the right to terminate the agreement and receive a payment equal to approximately three times the average compensation received by him from the Company over the previous five years, and in no event shall such average compensation be deemed to be less than $200.

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement was extended through December 31, 1997, based on the original terms. The agreement provides for annual compensation of $250 plus certain other benefits. In November 1993, the Company amended this agreement to include a provision under which the officer shall have the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company upon 30 days prior written notice by the Company in the event of disability or "cause", as defined in each agreement.

401 (k) Plan

In March 1992, the Company adopted a defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code covering all non-union employees over age 21 who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax deferred basis, up to 15% of their total annual salary. Company contributions are discretionary. Beginning with the plan year ending February 28, 1994, the Company elected to match contributions at a rate of $.25 per dollar contributed by the employee up to a maximum of 3% of the employee's total annual salary. Employer contributions for the fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995 were $5, $12 and $12, respectively.

Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

11.      COMMITMENTS AND CONTINGENCIES:

Commitments

The Company's operations are principally conducted in leased premises. Remaining lease terms range from 1 to 18 years. Certain leases contain contingent rental provisions based upon a percentage of gross sales and/or provide rent deferral during the initial term of the lease. As of March 30, 1997, the Company has non-cancellable operating lease commitments, net of certain sublease rental income at the store level as follows:


                                Lease            Sublease       Net lease
                             Commitments          Income       Commitments
                             -----------          ------       -----------
         1998                  $2,224              $114          $2,110
         1999                   2,226               114           2,112
         2000                   2,109               114           1,995
         2001                   1,467                37           1,430
         2002                   1,378                30           1,348
         Thereafter             5,971                 3           5,968


Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense was approximately $163, $97 and $45 for the fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995, respectively.

Rent expense including contingent rental payments, net of sublease income, was $2,186, $2,365 and $2,300 for the fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995, respectively.

Contingencies

On February 28, 1995, an action entitled Textron Financial Corporation v. 1045 Rush Street Associates, Stephen Anfang, and Nathan's Famous, Inc. was instituted in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The complaint alleges that the Company conspired to perpetrate a fraud upon the plaintiff and alleges that the Company breached its lease with 1045 Rush Street Associates and the estoppel agreement delivered to the plaintiff in connection therewith by subleasing these premises and thereafter assigning the lease with respect thereto to a third party franchisee, and further by failing to pay rent under this lease on and after July 1990. This complaint seeks damages in the amount of at least $1,500. The Company has filed its answer to this complaint denying the material allegations of the complaint and asserting several affirmative defenses to liability including, but not limited to, the absence initially or subsequent failure of consideration for the estoppel agreement, equitable estoppel, release, failure to mitigate and other equitable and legal defenses. The Company intends to defend the action vigorously.

On April 7, 1995, an action entitled Erwin Protter, et al. v. Nathan's Famous Systems, Inc., et al. was instituted in the United States District Court for the Eastern Division of New York against a wholly owned subsidiary of the Company and several of the Company's current or former executive officers. The complaint relating to this action alleges that this subsidiary and such persons made misstatements in connection with the acquisition by the plaintiffs of three (3) franchised restaurants. This complaint seeks approximately $13,000 in damages, plus punitive and treble damages, to the extent appropriate. On October 21, 1995, the original complaint was dismissed as inadequately pleaded and the plaintiffs were granted leave to file an amended complaint. Plaintiffs did so, and defendants again moved to dismiss it on several grounds. On May 10, 1996, the Court granted the motion to dismiss, finding that plaintiff had failed to plead violations of the RICO statute, which was the predicate for federal court violation. The Court accordingly dismissed the complaint in its entirety, refusing to assume jurisdiction over the remaining state court claims. On May 31, 1996, plaintiffs commenced an action in the Supreme Court of the State of New York, Nassau County alleging violations of the common law and state franchise laws. On February 5, 1997, the Court dismissed the common law fraud cause of action but denied the cause of action for violation of state franchise laws. The Company has filed an answer asserting various counterclaims against the plaintiffs and otherwise has filed a notice of appeal from so much of the order which denied its motion to dismiss the cause of action for violation of state franchise law.

The Company has been named as one of several "generator defendants" in an action brought by CSX Transportation, Inc. ("CSX") and Staten Island - Arlington, Inc. ("Arlington") in the Supreme Court of the State of New York, County of New York. According to the complaint, CSX, through its wholly owned subsidiary, Arlington, owned certain property in Staten Island (the "Arlington Yard") which, according to the complaint, during the period May 15, 1988 through September 14, 1988 was the site of illegal solid waste dumping activity allegedly orchestrated by certain defendants convicted of such activity in United States v. Paccione, et al (the "Paccione Defendants"). Pursuant to an Order on Consent into which CSX alleges it entered with the NYS Dept. of Environmental Conservation ("DEC"), CSX undertook to remediate the site and to reimburse the DEC for amounts expended in connection with a preliminary investigation of the site. CSX is now suing several "transporter defendants" (i.e., those who allegedly had wastes generated by them transported to Arlington Yard), for damages and injunctive relief based upon various theories of law, including private and public nuisance, restitution, equitable indemnity and trespass. The Company has filed an answer in which it denied any involvement with the site and perforce any liability to the plaintiffs under the Common law theories advanced, asserted affirmatively several legal and equitable defenses to liability in these circumstances, and alternatively, interposed cross claims for contribution against other defendants.

In or about December, 1996, Nathan's Famous Systems, Inc. ("Systems") instituted an action in the Supreme Court of New York, Nassau County, against Phylli Foods, Inc. ("Foods") a franchisee, and Calvin Danzig as a guarantor of Foods' payment and performance obligations, to recover royalty fees and advertising contributions due to Systems in the aggregate amount of $35 under a franchise agreement between Systems and Foods dated June 1, 1994. In their answer, the defendants essentially denied the material allegations of the complaint and interposed counterclaims against Systems in which they alleged essentially that Systems fraudulently induced the defendants to purchase the franchise from Systems or did so by means of negligent misrepresentations. Defendants also alleged that reason of Systems' allegedly fraudulent and deceitful conduct, Systems violated the General Business Law of New York. As a consequence of the foregoing, the defendants are seeking damages in excess of $5,000, as well as statutory relief under the General Business Law. Systems has moved to dismiss the counterclaims on the grounds that they are insufficiently pleaded and otherwise fail to state a sustainable claim against Systems upon which relief may be granted.

In or about December, 1996, the Company instituted an action in the Civil Court of the City of New York, Bronx County, against Bay Plaza Famous, Inc. ("Bay Plaza"), as franchisee, and Daniel Rapoport ("Rapoport") and Theodore Wenacur as guarantors of Bay Plaza's payment and performance obligations, to recover royalty fees and advertising contributions due to the Company in the aggregate amount of $24 under a franchise agreement between Bay Plaza and the Company dated November 20, 1989. In their answer, Bay Plaza and Rapoport essentially denied the material allegations of the complaint and interposed counterclaims against the Company in which they alleged essentially that the Company fraudulently induced the defendants to purchase the franchise from the Company or did so by means of negligent misrepresentations. Bay Plaza and Rapoport also alleged that by reason of the Company's allegedly fraudulent and deceitful conduct, the Company violated the General Business Law of New York. As a consequence of the foregoing, the defendants are seeking damages in excess of

$5,500, as well as statutory relief under the General Business Law. The Company has moved to dismiss the counterclaims on the grounds that they are insufficiently pleaded and otherwise fail to state a sustainable claim against the Company upon which relief may be granted.

The Company was named as one of three defendants in an action recently commenced in the Supreme Court of New York, Queens County. According to the complaint, the plaintiff, a dentist, is seeking injunctive relief and damages in an amount exceeding $5 million against the landlord, one of the company's franchisees and the Company claiming that the operation of a restaurant in a building in Long Island City created noxious and offensive fumes and odors that allegedly were injurious to the health of the plaintiff and his employees and patients, and interfered with, and irreparably damaged his practice. Plaintiff also claims that the landlord fraudulently induced him to enter into a lease extension by representing that the first floor of the building would be occupied by a non-food establishment.

The Company believes that there is no merit to the plaintiff's claims against it inasmuch as it never was a party to the lease, and the restaurant, which closed in or about August 1995, was operated by a franchisee exclusively. Accordingly, the Company intends to move to dismiss the complaint and otherwise intends to defend the action vigorously.

The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

12.      FOURTH QUARTER ADJUSTMENTS:

The fourth quarter of fiscal 1996 included adjustments of (i) $3,907 relating to the Company's decision to early adopt SFAS No. 121; (ii) $690 for certain other store closure costs; (iii) $500 of additional reserve relating to outstanding litigation against the Company; (iv) $380 of accrued rental expenses resulting from the default of a sub-lessee for space which is not expected to be utilized by the Company; and (v) $324 of severance and related costs.

The fourth quarter of fiscal 1995 included adjustments of (i) approximately $400 relating to an increased contribution by the Company to its advertising fund;
(ii) approximately $300 of professional fees associated with the completion of the audit by the IRS of the Company's income tax returns; (iii) approximately $200 addition bad debt expense; (iv) $500 of charges relating to costs associated with outstanding litigation against the Company, which have been recorded as other expense in the 1995 consolidated statement of operations and;
(v) an income tax benefit of $200 relating to the reversal of prior year's over accruals.

                                 EXHIBIT INDEX



10.24     Warrant Agreement

21        Subsidiaries of the Registrant

24.1      Consent of KPMG Peat Marwick


24.2      Consent of Arthur Anderson LLP


27        Financial Data Schedule