Form 10-Q
period 1997-06-29
NATHANS FAMOUS INC
filed 1997-08-11
CIK 69733

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended June 29, 1997.

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

     At June 29, 1997, an aggregate of 4,722,216 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page
                                                                    Number

PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

       Consolidated Balance Sheets - June 29, 1997 and
       March 30, 1997                                                 3

       Consolidated Statements of Earnings - Thirteen Weeks
       Ended June 29, 1997 and June 30, 1996                          4

       Consolidated Statements of Stockholders' Equity -
       Thirteen Weeks Ended June 29, 1997                             5

       Consolidated Statements of Cash Flows - Thirteen Weeks
       Ended June 29, 1997 and June 30, 1996                          6

       Notes to Consolidated Financial Statements                     7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 8


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                  11


SIGNATURES                                                          12


                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                               June           March
                                                                            29, 1997         30, 1997
                                                                           (Unaudited)
Current assets:
       Cash and cash equivalents including restricted cash of
         $280 and $280, respectively                                         $    241        $    647
       Marketable investment securities                                         7,850           7,640
       Franchise and other receivables, net                                     1,351           1,039
       Inventory                                                                  217             213
       Prepaid income taxes                                                       ---             ---
       Prepaid expenses and other current assets                                  258             502
       Deferred income taxes                                                      415             415
                                                                                -----           -----
                  Total current assets                                         10,332          10,456

Property and equipment, net                                                     5,916           5,480
Intangible assets, net                                                         11,555          11,640
Other assets, net                                                                 192             218
                                                                                -----           -----
                                                                              $27,995         $27,794
                                                                              =======         =======
Current liabilities:
       Current installments of obligations under capital leases               $    17         $    17
       Accounts payable                                                           568             754
       Accrued expenses and other current liabilities                           4,503           4,614
       Deferred franchise fees                                                    283             269
                                                                                -----           -----
                  Total current liabilities                                     5,371           5,654

Obligations under capital leases, net of current installments                      18              21
Deferred area development fees                                                    ---             ---
Other liabilities                                                                 144             143
                                                                                -----           -----
                  Total liabilities                                             5,533           5,818
                                                                                -----           -----

Stockholders' equity:
       Common stock, $.01 par value - 20,000,000 shares
         authorized, 4,722,216 issued and outstanding                              47              47
       Additional paid-in-capital                                              32,319          32,307
       Accumulated deficit                                                     (9,904)        (10,378)
                                                                               -------        -------
                  Total stockholders' equity                                   22,462          21,976
                                                                               -------        -------
                                                                              $27,995         $27,794
                                                                              ========        =======
          See accompanying notes to consolidated financial statements.



                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              THIRTEEN WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                           1997             1996
                                                                           ----             ----

Sales                                                                      $5,907           $5,773
Franchise fees and royalties                                                  671              813
License royalties                                                             405              254
Investment and other income                                                   379              132
                                                                           ------            -----
                  Total revenues                                            7,362            6,972
                                                                           ------            -----
Costs and expenses:
       Cost of sales                                                        3,503            3,313
       Restaurant operating expenses                                        1,613            1,665
       Depreciation and amortization                                          252              261
       Amortization of intangible assets                                       96               96
       General and administrative                                           1,103              976
       Interest expense                                                         1                2
                                                                            -----            -----
                  Total costs and expenses                                  6,568            6,313
                                                                            -----            -----
Earnings before income taxes                                                  794              659
Provision for income taxes                                                    320              264
                                                                            -----            -----
Net earnings                                                               $  474           $  395
                                                                           ======           ======
Net earnings per common share                                              $ 0.10           $ 0.08
                                                                           ======           ======
Weighted average number of common and
  common equivalent shares outstanding                                      4,766            4,722
                                                                           ======           ======

          See accompanying notes to consolidated financial statements.


                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THIRTEEN WEEKS ENDED JUNE 29, 1997
                      (In thousands, except share amounts)
                                   (Unaudited)




                                                                                                              Total
                                                                 Additional     Deferred        Accum-         Stock-
                            Common             Common            Paid in-       Compen-         ulated         holders'
                            Shares             Stock             Capital        sation          Deficit        Equity
                            --------------------------------------------------------------------------------------------
Balance, March
 30, 1997                    4,722,216          $     47         $ 32,388        $  (  81)      $(10,378)      $21,976

Amortization
 of deferred
 compensation
 relating to
 restricted
 stock                                                                                  12                          12

Net earnings                                                                                          474          474
                            ----------          --------         ---------       ---------      ---------      -------

Balance, June
 29, 1997                   4,722,216          $       47        $ 32,388        $  (  69)       $( 9,904)     $22,462
                            =========          ==========        =========       =========       =========     ========













          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THIRTEEN WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                 (In thousands)
                                   (Unaudited)

                                                                            1997              1996
                                                                          --------           --------
Cash flows from operating activities:
       Net earnings                                                       $  474           $  395
       Adjustments to reconcile net earnings to
         net cash provided by / (used in) operating activities:
             Depreciation                                                    252              261
             Amortization of intangible assets                                96               96
             Provision for doubtful accounts                                  15               15
             Other                                                            12               11
       Changes in assets and liabilities:
             Marketable investment securities                               (210)              88
             Franchise and other receivables                                (327)            ( 73)
             Inventory                                                      (  4)            (  2)
             Prepaid income taxes                                             ---            ( 88)
             Prepaid and other current assets                                 244             284
             Deferred income taxes                                            ---             ---
             Accounts payable and accrued expenses                          (297)            (601)
             Deferred franchise fees                                          14               37
             Other assets                                                     26              (20)
             Deferred area development fees                                   ---             (69)
             Other non current liabilities                                     1              (16)
                                                                           ------           ------
Net cash provided by / (used in) operating activities                         296             318
                                                                           ------           ------
Cash flows from investing activities:
       Purchase of property and equipment                                   (699)           ( 429)
       Purchase of franchise restaurant                                      ---              ---
                                                                           ------           ------
               Net cash used in investing activities                        (699)           ( 429)
                                                                           ------           ------

Cash flows from financing activities:
       Principal repayment of obligations under capital leases                (3)             ( 8)
                                                                           ------           ------
         Net cash used in financing activities                                (3)             ( 8)
                                                                           ------           ------
Net decrease in cash and cash equivalents                                   (406)           ( 119)
Cash and cash equivalents, beginning of period                               647              801
                                                                          -------          -------
Cash and cash equivalents, end of period                                $    241         $    682
                                                                        =========        =========
Cash paid during the period for:
       Interest                                                         $      1         $      2
       Income taxes                                                          260               31


          See accompanying notes to consolidated financial statements.


                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 1997


NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (the "Company")for the thirteen week periods ended June 29, 1997 and June 30, 1996 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1997.




NOTE B - RECLASSIFICATIONS

     Certain reclassifications of prior period balances have been made to conform to the June 29, 1997 presentation.



NOTE C - EARNINGS PER SHARE

     Weighted average common shares outstanding for the thirteen weeks ended June 29, 1997 and June 30, 1996 were 4,765,552 and 4,722,216, respectively.
Common stock equivalents for the thirteen weeks ended June 29, 1997 and June 30, 1996 were 43,336 and 0 , respectively.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen weeks ended June 29, 1997 compared to June 30, 1996

Revenues

     Total sales increased 2.3% or $134,000 to $5,907,000 for the thirteen weeks ended June 29, 1997 ("first quarter fiscal 1998") from $5,773,000 for the thirteen weeks ended June 30, 1996 ("first quarter fiscal 1997"). Company-owned restaurant sales increased 0.9% or $51,000 to $5,824,000 from $5,773,000. Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year), increased by $44,000 or 0.9% in the first quarter fiscal 1998 versus the first quarter fiscal 1997. The Company continues to emphasize the aggressive local store marketing activities and value pricing strategies that were implemented last year. Additionally, the Company has recently completed the renovation of its Yonkers, NY restaurant which is now operated as a co- branded Nathan's / Pizza Hut / TCBY. Plans are currently being developed to renovate and modernize the appearance and design of certain other units. At June 29, 1997 and June 30, 1996, there were 24 and 25 Company-owned units, respectively. Sales from the newly implemented Branded Product Program were $83,000 for the first quarter fiscal 1998.

     Franchise fees and royalties decreased by $142,000 or 17.5% to $671,000 in the first quarter fiscal 1998 compared to $813,000 in the first quarter fiscal 1997. Franchise royalties decreased by $55,000 or 8.8% to $568,000 in the first quarter fiscal 1998 as compared to $623,000 in the first quarter fiscal 1997. Franchise restaurant sales, upon which royalties are based, decreased by $1,892,000, to $13,961,000 in the first quarter fiscal 1998 as compared to $15,853,000 in the first quarter fiscal 1997. At June 29, 1997 there were 150 franchised or licensed restaurants as compared to 175 at June 30, 1996. During the first quarter fiscal 1997, the 53 Caldor units which were subsequently closed generated sales and royalties of approximately $2,133,000 and $85,000, respectively. Franchise fee income decreased to $103,000 in the first quarter fiscal 1998 as compared to $190,000 in the first quarter fiscal 1997. During the first quarter fiscal 1998, franchisees and licensees opened 9 new units versus the first quarter fiscal 1997 in which 6 new units were opened. Higher franchise fees were earned during the first quarter fiscal 1997 than during the first quarter fiscal 1998 due primarily to the higher recognition of fees associated with expired development agreements.

     License royalties increased by $151,000 or 59.4% to $405,000 in the first quarter fiscal 1998 as compared to $254,000 in the first quarter fiscal 1997. The majority of this increase is a result of the Company's license arrangement with SMG, Inc., for the sale of Nathan's frankfurters in supermarkets. Of the total $151,000 increase, approximately $81,000 represents royalties earned from higher sales to supermarkets and $60,000 represents amortization of the deferred fee received from SMG, Inc. in conjunction with the renegotiation of their contract commencing January 1, 1997.

     Investment and other income increased to $379,000 in the first quarter fiscal 1998 from $132,000 in the first quarter fiscal 1997. Approximately $128,000 of the increase is due primarily to increased earnings on the Company's marketable investment securities as a result of the change in performance of the financial markets. Additionally, the Company recognized a gain of approximately $130,000 from the sale of an underperforming restaurant.


Costs and Expenses

     Cost of sales increased by $190,000 from $3,313,000 in the first quarter fiscal 1997 to $3,503,000 in the first quarter fiscal 1998. As a percentage of restaurant sales, cost of restaurant sales increased to 58.9% in the first quarter fiscal 1998 as compared to 57.4% in the first quarter fiscal 1997. This increase is due primarily to higher labor and associated fringe benefit costs. The Company continues to take steps to offset this margin erosion which has become necessary to remain competitive in the current marketplace.

     Restaurant operating expenses decreased by $52,000 from $1,665,000 in the first quarter fiscal 1997 to $1,613,000 in the first quarter fiscal 1998. This decrease can be attributed to the closure of two unprofitable restaurants in June 1996. As a percentage of restaurant sales, restaurant operating expenses were 28.8% in the first quarter fiscal 1997 as compared to 27.7% in the first quarter fiscal 1998.

     Depreciation and amortization decreased by $9,000 or 3.4% from $261,000 in the first quarter fiscal 1997 to $252,000 in the first quarter fiscal 1998. Amortization of intangibles of $96,000 remained constant in both fiscal years.

     General and administrative expenses increased by $127,000 or 13.0% to $1,103,000 in the first quarter fiscal 1998 as compared to $976,000 in the first quarter fiscal 1997. Approximately $75,000 of the increase relates to the effect of certain one-time benefits recognized in the first quarter fiscal 1997.

Income Tax Provision

     In the first quarter fiscal 1998, the income tax provision was $320,000 or 40.3% of income before income taxes. In the first quarter fiscal 1997, the income tax provision was $264,000 or 40.1% of income before income taxes.

Liquidity and Capital Resources

     Cash and cash equivalents at June 29, 1997 aggregated $241,000, decreasing by $406,000 during the fiscal 1998 period. At June 29, 1997, marketable investment securities totalled $7,850,000 and net working capital increased slightly to $4,961,000 from March 30, 1997.

     Cash provided by operations of $296,000 in the fiscal 1998 period is primarily attributable to net income of $474,000, non-cash charges of $375,000, including depreciation and amortization of $348,000, a decrease in prepaid and other current assets of $244,000, a decrease in accounts payable and accrued expenses of $297,000, an increase in marketable investment securities of $210,000 and an increase in franchise and other receivables of $327,000.

     Cash used in investing activities of $699,000 represents capital acquisitions relating to the renovation of the Company-owned restaurant in Yonkers, NY, construction of a new Company-owned unit which is expected to open in August 1997 and other fixed asset additions.

     Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital for its planned operations and expansion program through fiscal 1998. The Company also maintains a $5,000,000 uncommitted bank line of credit. The Company has not borrowed any funds to date under this line of credit.

                           PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

         (a)   Exhibits

                          None.

         (b) No reports on Form 8-K were filed during the quarter ended June 29, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATHAN'S FAMOUS, INC.



Date: August 7, 1997      By:   /s/  Wayne Norbitz
                                Wayne Norbitz
                                President and Chief Operating Officer
                                (Principal Executive Officer)


Date: August 7, 1997      By:   /s/  Ronald G. DeVos
                                Ronald G. DeVos
                                Vice President - Finance
                                and Chief Financial Officer
                                (Principal Financial and Accounting Officer)