Form 10-Q
period 1997-09-28
NATHANS FAMOUS INC
filed 1997-11-10
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 290549

Mark One

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended SEPTEMBER 28, 1997.

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

At September 28, 1997, an aggregate of 4,722,216 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

       Consolidated Balance Sheets - September 28, 1997 and
       March 30, 1997                                                                        3

       Consolidated Statements of Earnings - Thirteen Weeks
       Ended September 28, 1997 and September 29, 1996                                       4

       Consolidated Statements of Earnings - Twenty-six Weeks
       Ended September 28, 1997 and September 29, 1996                                       5

       Consolidated Statements of Stockholders' Equity -
       Twenty-six Weeks Ended September 28, 1997                                             6

       Consolidated Statements of Cash Flows - Twenty-six Weeks
       Ended September 28, 1997 and September 29, 1996                                       7

       Notes to Consolidated Financial Statements                                            8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        9

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                         13

Item 6.           Exhibits and Reports on Form 8-K                                          13

SIGNATURES                                                                                  14

EXHIBIT INDEX                                                                               15

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                 September     March
                                                                 28, 1997     30, 1997
                                                                 ---------    --------
                                                                (Unaudited)
Current assets:
       Cash and cash equivalents including restricted cash of
         $273 and $280, respectively                             $    577     $    647
       Marketable investment securities                             8,099        7,640
       Franchise and other receivables                              1,306        1,039
       Inventory                                                      223          213
       Prepaid expenses and other current assets                      258          502
       Deferred income taxes                                          415          415
                                                                 --------     --------
                  Total current assets                             10,878       10,456

Property and equipment, net                                         6,132        5,480
Intangible assets, net                                             11,458       11,640
Other assets, net                                                     191          218
                                                                 --------     --------
                                                                 $ 28,659     $ 27,794
                                                                 ========     ========

Current liabilities:
       Current maturities of long-term debt                      $     12     $     17
       Accounts payable                                               702          754
       Accrued expenses and other current liabilities               4,521        4,614
       Deferred franchise fees                                        170          269
                                                                 --------     --------
                  Total current liabilities                         5,405        5,654

Long-term debt, net of current maturities                              21           21
Other Liabilities                                                     150          143
                                                                 --------     --------
                  Total liabilities                                 5,576        5,818
                                                                 --------     --------

Stockholders' equity:
       Common stock, $.01 par value - 20,000,000
         shares authorized, 4,722,216 issued and outstanding           47           47
       Additional paid-in-capital                                  32,331       32,307
       Accumulated deficit                                         (9,295)     (10,378)
                                                                 --------     --------
                  Total stockholders' equity                       23,083       21,976
                                                                 --------     --------
                                                                 $ 28,659     $ 27,794
                                                                 ========     ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                             1997          1996
                                                            ------        ------
Sales                                                       $6,592        $5,957
Franchise fees and royalties                                   803           881
License royalties                                              537           304
Investment and other income                                    166           220
                                                            ------        ------

                  Total revenues                             8,098         7,362
                                                            ------        ------

Costs and expenses:
       Cost of sales                                         3,893         3,427
       Restaurant operating expenses                         1,680         1,780
       Depreciation and amortization                           260           260
       Amortization of intangible assets                       103           103
       General and administrative                            1,150           947
       Interest expense                                          3            12
                                                            ------        ------
                  Total costs and expenses                   7,089         6,529
                                                            ------        ------

Earnings before income taxes                                 1,009           833

Provision for income taxes                                     400           353
                                                            ------        ------

Net earnings                                                $  609        $  480
                                                            ======        ======

Net earnings per common share                               $ 0.13        $ 0.10
                                                            ======        ======

Weighted average number of common and
  common equivalent shares outstanding                       4,782         4,722
                                                            ======        ======


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
        TWENTY-SIX WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                            1997          1996
                                                           -------       -------
Sales                                                      $12,499       $11,730
Franchise fees and royalties                                 1,474         1,694
License royalties                                              942           558
Investment and other income                                    545           352
                                                           -------       -------

                  Total revenues                            15,460        14,334
                                                           -------       -------

Costs and expenses:
       Cost of sales                                         7,396         6,740
       Restaurant operating expenses                         3,293         3,445
       Depreciation and amortization                           512           521
       Amortization of intangible assets                       199           199
       General and administrative                            2,253         1,923
       Interest expense                                          4            14
                                                           -------       -------

                  Total costs and expenses                  13,657        12,842
                                                           -------       -------

Earnings before income taxes                                 1,803         1,492

Provision for income taxes                                     720           617
                                                           -------       -------

Net earnings                                               $ 1,083       $   875
                                                           =======       =======

Net earnings per common share                              $  0.23       $  0.19
                                                           =======       =======

Weighted average number of common and
  common equivalent shares outstanding                       4,774         4,722
                                                           =======       =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    TWENTY-SIX WEEKS ENDED SEPTEMBER 28, 1997
                      (In thousands, except share amounts)
                                   (Unaudited)




                                                                                                            Total
                                                            Additional       Deferred         Accum-        Stock-
                           Common             Common         Paid-in          Compen-         ulated       holders'
                           Shares             Stock          Capital          sation          Deficit       Equity
                           ------             -----          -------          ------          -------       ------
Balance, March
 30, 1997                 4,722,216          $     47        $ 32,388         $  (81)        $(10,378)      $21,976

Amortization
 of deferred
 compensation
 relating to
 restricted stock                                                                 24                             24

Net earnings                                                                                    1,083         1,083
                          ---------          --------        --------         ------         --------       -------

Balance, Sept.
 28, 1997                 4,722,216          $     47        $ 32,388         $  (57)        $ (9,295)      $23,083
                          =========          ========        ========         ======         ========       =======




          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        TWENTY-SIX WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                 (In thousands)
                                   (Unaudited)

                                                              1997        1996
                                                            -------     -------
Cash flows from operating activities:
       Net earnings                                         $ 1,083     $   875
       Adjustments to reconcile net earnings to
          net cash provided by operating activities:
             Depreciation and amortization                      512         521
             Amortization of intangible assets                  199         199
             Provision for doubtful accounts                     30          30
             Other                                               24          24
       Changes in assets and liabilities:
             Marketable investment securities                  (459)        285
             Franchise and other receivables                   (297)         74
             Inventory                                          (10)        (49)
             Prepaids and other current assets                  244         (30)
             Accounts payable and accrued expenses             (145)        143
             Deferred franchise fees                            (99)        (25)
             Other assets                                        27          21
             Deferred area development fees                      --        (102)
             Other liabilities                                    7         (87)
                                                            -------     -------
         Net cash provided by  operating activities           1,116       1,879
                                                            -------     -------

Cash flows from investing activities:
       Purchase of property and equipment                    (1,181)       (616)
                                                            -------     -------
         Net cash used in investing activities               (1,181)       (616)
                                                            -------     -------

Cash flows from financing activities:
       Principal repayment of borrowings                         (5)        (14)
                                                            -------     -------
         Net cash used in financing activities                   (5)        (14)
                                                            -------     -------

Net (decrease) increase  in cash and cash equivalents           (70)      1,249

Cash and cash equivalents, beginning of period                  647         801
                                                            -------     -------
Cash and cash equivalents, end of period                    $   577     $ 2,050
                                                            =======     =======
Cash paid during the period for:
       Interest                                             $     4     $     3
       Income taxes                                             359          90

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and Subsidiaries (the "Company") for the thirteen and twenty-six week periods ended September 28, 1997 and September 29, 1996 have been prepared in accordance with generally accepted accounting principles. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

In February, 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 replaces the standard for computing earnings per share. SFAS No. 128 is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods, and earlier adoption is permitted. The Company does not expect the adoption of this statement to have a material impact to its reported results.

NOTE B - RECLASSIFICATIONS

Certain reclassifications of prior period balances have been made to conform to the September 28, 1997 presentation.


NOTE C - EARNINGS PER SHARE

Weighted average common shares outstanding for the thirteen weeks ended September 28, 1997 and September 29, 1996 were 4,782,219 and 4,722,216, respectively, including common stock equivalents of 60,003 and 0, respectively. Weighted average common shares outstanding for the twenty-six weeks ended September 28, 1997 and September 29, 1996 were 4,773,886 and 4,722,216, respectively including common stock equivalents of 51,670 and 0, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997 COMPARED TO SEPTEMBER 29, 1996

Revenues

Total sales increased 10.7% or $635,000 to $6,592,000 for the thirteen weeks ended September 28, 1997 ("second quarter fiscal 1998") from $5,957,000 for the thirteen weeks ended September 29, 1996 ("second quarter fiscal 1997"). Company-owned restaurant sales increased 2.6% or $152,000 to $6,109,000 from $5,957,000. Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year), increased by $233,000 or 4.4% in the second quarter fiscal 1998 versus the second quarter fiscal 1997. The Company continues to expand its local store marketing activities and value pricing strategies that were implemented last year. In August 1997, the Company opened its eighth Company-owned Home Depot restaurant in Staten Island, NY. At September 28, 1997 and September 29, 1996, there were 25 and 26 Company-owned units, respectively. Sales from the Branded Product Program that was implemented in April 1997 were $483,000 for the second quarter fiscal 1998.

Franchise fees and royalties decreased by $78,000 or 8.9% to $803,000 in the second quarter fiscal 1998 compared to $881,000 in the second quarter fiscal 1997. Franchise royalties decreased by $71,000 or 10.3% to $621,000 in the second quarter fiscal 1998 as compared to $692,000 in the second quarter fiscal 1997. Franchise restaurant sales, upon which royalties are based, were $15,015,000 in the second quarter fiscal 1998 as compared to $17,312,000 in the second quarter fiscal 1997. During the second quarter fiscal 1997, the 53 Caldor units which were closed between November 1996 and February 1997 generated sales and royalties of approximately $1,736,000 and $70,000, respectively. During the second quarter fiscal 1998, franchisees and licensees opened 7 new units. At September 28, 1997 there were 154 franchised or licensed restaurants as compared to 180 at September 29, 1996. Franchise fee income was $182,000 in the second quarter fiscal 1998 as compared to $189,000 in the second quarter fiscal 1997.

License royalties increased by $233,000 or 76.6% to $537,000 in the second quarter fiscal 1998 as compared to $304,000 in the second quarter fiscal 1997. The majority of this increase is a result of the Company's license arrangement with SMG, Inc., for the sale of Nathan's frankfurters in supermarkets. Of the total $233,000 increase, $60,000 represents amortization of the deferred fee received from SMG, Inc. in conjunction with the renegotiation of their contract which took effect January 1, 1997. The remainder of the increase is primarily attributed to royalties earned from higher sales to supermarkets by the licensee.

Investment and other income was $166,000 in the second quarter fiscal 1998 as compared to $220,000 in the second quarter fiscal 1997. The Company's investment income in the second quarter fiscal 1998 was higher than the second quarter fiscal 1997 by $82,000 due in part to the increased amount of marketable investment securities and the diverse performance of the financial markets. Other income in the second quarter fiscal 1998 was approximately $136,000 lower than the second quarter fiscal 1997. This is due primarily to lower sources of miscellaneous revenue in the second quarter fiscal 1998 and the impact of reversing an accrual for expected restaurant closing costs in the second quarter fiscal 1997.

Costs and Expenses

Cost of sales increased by $466,000 from $3,427,000 in the second quarter fiscal 1997 to $3,893,000 in the second quarter fiscal 1998. The majority of this increase is attributable to cost of product associated with the new Branded Product Program. As a percentage of restaurant sales, cost of restaurant sales were 57.5% in each of the second quarter fiscal 1998 and second quarter fiscal 1997. The Company continues to take steps to improve the margin pressures which have become essential to remain competitive in the current value conscious marketplace and to also offset the impact of the recent minimum wage increase.

Restaurant operating expenses decreased by $100,000 from $1,780,000 in the second quarter fiscal 1997 to $1,680,000 in the second quarter fiscal 1998. This decrease can be attributed to the closure of two unprofitable restaurants earlier in this fiscal year. As a percentage of restaurant sales, restaurant operating expenses were 27.5% in the second quarter fiscal 1998 as compared to 29.9% in the second quarter fiscal 1997.

Depreciation and amortization was $260,000 in the second quarter fiscal 1997 and in the second quarter fiscal 1998. Amortization of intangibles of $103,000 also remained constant in both fiscal periods.

General and administrative expenses were $1,150,000 in the second quarter fiscal 1998 as compared to $947,000 in the second quarter fiscal 1997. Approximately $70,000 of the increase relates to the effect of certain one-time benefits recognized in the second quarter fiscal 1997.

Income Tax Provision

In the second quarter fiscal 1998, the income tax provision was $400,000 or 39.6% of income before income taxes. In the second quarter fiscal 1997, the income tax provision was $353,000 or 42.4% of income before income taxes.

TWENTY-SIX WEEKS ENDED SEPTEMBER 28, 1997 COMPARED TO SEPTEMBER 29, 1996

Revenues

Total sales increased 6.6% or $769,000 to $12,499,000 for the twenty-six weeks ended September 28, 1997 ("fiscal 1998") from $11,730,000 for the twenty-six weeks ended September 29, 1996 ("fiscal 1997"). Company-owned restaurant sales increased 1.7% or $203,000 to $11,933,000 from $11,730,000. Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year), increased by $277,000 or 2.7% in fiscal 1998 versus fiscal 1997. The Company has continued to expand its local store marketing activities and value pricing strategies that were implemented last year. In August 1997, the Company opened its eighth Company-owned Home Depot restaurant in Staten Island, NY. Additionally, in June 1997, the Company completed the renovation of its Yonkers, NY restaurant which is now operated as a co-branded Nathan's / Pizza Hut / TCBY. Plans are currently being developed to renovate and modernize the appearance and design of certain other units. Sales from the Branded Product Program that was implemented in April 1997 were $566,000 for fiscal 1998.

Franchise fees and royalties decreased by $220,000 or 13.0% to $1,474,000 in fiscal 1998 compared to $1,694,000 in fiscal 1997. Franchise royalties decreased by $126,000 or 9.6% to $1,190,000 in fiscal 1998 as compared to $1,316,000 in fiscal 1997. Franchise restaurant sales, upon which royalties are based, were $28,976,000 in fiscal 1998 as compared to $33,165,000 in fiscal 1997. The reductions in systemwide sales and franchise royalties are primarily attributed to the 53 Caldor units that were closed between November 1996 and February
1997. In fiscal 1997, these units generated sales and royalties of approximately $3,869,000 and $155,000, respectively. During fiscal 1998, franchisees and licensees opened 16 new units. At September 28, 1997, there were 154 franchised or licensed restaurants as compared to 180 at September 29, 1996. Franchise fee income was $284,000 in fiscal 1998 as compared to $378,000 in fiscal 1997. The majority of this difference is due to higher franchise fees being earned in fiscal 1997 associated with expired development agreements.

License royalties increased by $384,000 or 68.8% to $942,000 in fiscal 1998 as compared to $558,000 in fiscal 1997. The majority of this increase is a result of the Company's license arrangement with SMG, Inc., for the sale of Nathan's frankfurters in supermarkets. Of the total $384,000 increase, $120,000 represents amortization of the deferred fee received from SMG, Inc. in conjunction with the renegotiation of their contract which took effect January 1, 1997. The remainder of the difference is primarily attributed to royalties earned from higher sales to supermarkets by the licensee.

Investment and other income was $545,000 in fiscal 1998 as compared to $352,000 in fiscal 1997. The Company's investment income in fiscal 1998 was higher than in fiscal 1997 by $210,000 due in part to the increased amount of marketable investment securities and the diverse performance of the financial markets. The Company recognized a gain of approximately $130,000 from the sale of an underperforming restaurant in fiscal 1998 and the reversal of an accrual for expected restaurant closing costs in fiscal 1997.

Costs and Expenses

Cost of sales increased by $656,000 from $6,740,000 in fiscal 1997 to $7,396,000 in fiscal 1998. The majority of this increase is attributable to cost of product associated with the new Branded Product Program. As a percentage of restaurant sales, cost of restaurant sales were 58.2% in fiscal 1998 as compared to 57.5% in fiscal 1997. The Company continues to take steps to improve the margin erosion which has become necessary to remain competitive in the current value conscious marketplace and to offset the impact of the recent minimum wage increase.

Restaurant operating expenses decreased by $152,000 from $3,445,000 in fiscal 1997 to $3,293,000 in fiscal 1998. This decrease can be attributed to the closure of two unprofitable restaurants in fiscal 1998. As a percentage of restaurant sales, restaurant operating expenses were 27.6% in fiscal 1998 as compared to 29.4% in fiscal 1997.

Depreciation and amortization was $512,000 in fiscal 1998 as compared to $521,000 in fiscal 1997. Amortization of intangibles of $199,000 remained constant in both fiscal years.

General and administrative expenses were $2,253,000 in fiscal 1998 as compared to $1,923,000 in fiscal 1997. Approximately $145,000 of the increase relates to the effect of certain one-time benefits recognized in fiscal 1997.

Income Tax Provision

In fiscal 1998, the income tax provision was $720,000 or 39.9% of income before income taxes. In fiscal 1997, the income tax provision was $617,000 or 41.4% of income before income taxes.

         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 28, 1997 aggregated $577,000, decreasing by $70,000 during the fiscal 1998 period. At September 28, 1997, marketable investment securities totalled $8,099,000 and net working capital increased to $5,473,000 from $4,802,000 at March 30, 1997.

Cash provided by operations of $1,116,000 in fiscal 1998 to date is primarily attributable to net income of $1,083,000, non-cash charges of $765,000, including depreciation and amortization of $711,000, an increase in marketable investment securities of $459,000, an increase in franchise and other receivables of $297,000, a decrease in accounts payable and accrued expenses of $145,000, a decrease in deferred franchise fees of $99,000 which was offset by a decrease in prepaid expenses and other current assets of $244,000.

Cash used in investing activities of $1,181,000 represents property and equipment purchases relating to the construction of a new Company-owned unit which opened in August 1997, the renovation of the Yonkers, NY restaurant and other fixed asset additions.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital for its planned operations and expansion program through fiscal 1998. The Company also maintains a $5,000,000 uncommitted bank line of credit, which has been extended to September 30, 1998. The Company has not borrowed any funds to date under this line of credit.

                           PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

         In the summer of 1997, the action brought by the Company against Bay Plaza Famous, Inc. ("Bay Plaza"), Daniel Rappaport and Theodore Wenacur in the Civil Court of the City of New York, Bronx County and the counterclaims brought against the Company by Bay Plaza and Rappaport were settled for nominal consideration.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
                No.        Description
                27.        Financial Data Schedule

         (b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the period for which this report is filed.

                        1.   Form 8-K dated September 9, 1997 relating to item
                                5, Extension Agreement to the employment agreement with the Chairman of the Board.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATHAN'S FAMOUS, INC.



Date: November 10, 1997       By: /s/ Wayne Norbitz
                                  -----------------------------------------
                                      Wayne Norbitz
                                      President and Chief Operating Officer
                                      (Principal Executive Officer)


Date: November 10, 1997       By: /s/ Ronald DeVos
                                  -----------------------------------------
                                      Ronald DeVos
                                      Vice President - Finance
                                      and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
   No.                             Exhibit
-------                            -------
27                        Financial Data Schedule