Form 10-Q
period 1997-12-28
NATHANS FAMOUS INC
filed 1998-02-06
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 290549

Mark One

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended DECEMBER 28, 1997.

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

                                 (516) 338-8500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                 Yes   x      No
                                                      -----       -----

At December 28, 1997, an aggregate of 4,722,216 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

       Consolidated Balance Sheets - December 28, 1997 and
       March 30, 1997                                                        3

       Consolidated Statements of Earnings - Thirteen Weeks
       Ended December 28, 1997 and December 29, 1996                         4

       Consolidated Statements of Earnings - Thirty-nine Weeks
       Ended December 28, 1997 and December 29, 1996                         5

       Consolidated Statements of Stockholders' Equity -
       Thirty-nine Weeks Ended December 28, 1997                             6

       Consolidated Statements of Cash Flows - Thirty-nine Weeks
       Ended December 28, 1997 and December 29, 1996                         7

       Notes to Consolidated Financial Statements                            8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        9

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                                  15

EXHIBIT INDEX                                                               16

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                    December         March
                                                                    28, 1997        30, 1997
                                                                    --------        --------
                                                                   (Unaudited)
Current assets:
       Cash and cash equivalents including restricted cash of
         $273 and $280, respectively                                $    744        $    647
       Marketable investment securities                                8,460           7,640
       Franchise and other receivables                                 1,306           1,039
       Inventory                                                         285             213
       Prepaid expenses and other current assets                         370             502
       Deferred income taxes                                             415             415
                                                                    --------        --------
                  Total current assets                                11,580          10,456

Property and equipment, net                                            6,048           5,480
Intangible assets, net                                                11,362          11,640
Other assets, net                                                        193             218
                                                                    --------        --------
                                                                    $ 29,183        $ 27,794
                                                                    ========        ========

Current liabilities:
       Current maturities of long-term debt                         $     12        $     17
       Accounts payable                                                  668             754
       Accrued expenses and other current liabilities                  4,699           4,614
       Deferred franchise fees                                           155             269
                                                                    --------        --------
                  Total current liabilities                            5,534           5,654

Long-term debt, net of current maturities                                 18              21
Other Liabilities                                                        294             143
                                                                    --------        --------
                  Total liabilities                                    5,846           5,818
                                                                    --------        --------

Stockholders' equity:
       Common stock, $.01 par value - 20,000,000
         shares authorized, 4,722,216 issued and outstanding              47              47
       Additional paid-in-capital                                     32,343          32,307
       Accumulated deficit                                            (9,053)        (10,378)
                                                                    --------        --------
                  Total stockholders' equity                          23,337          21,976
                                                                    --------        --------
                                                                    $ 29,183        $ 27,794
                                                                    ========        ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
          THIRTEEN WEEKS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                               1997        1996
                                                              ------      ------
Sales                                                         $5,638      $5,304
Franchise fees and royalties                                     863         862
License royalties                                                252         299
Investment and other income                                       72         134
                                                              ------      ------

                  Total revenues                               6,825       6,599
                                                              ------      ------

Costs and expenses:
       Cost of sales                                           3,515       3,262
       Restaurant operating expenses                           1,434       1,623
       Depreciation and amortization                             246         253
       Amortization of intangible assets                         112         107
       General and administrative                              1,106       1,030
       Interest expense                                            0           1
                                                              ------      ------
                  Total costs and expenses                     6,413       6,276
                                                              ------      ------

Earnings before income taxes                                     412         323

Provision for income taxes                                       170         137
                                                              ------      ------

Net earnings                                                  $  242      $  186
                                                              ======      ======

Basic earnings per common share                               $ 0.05      $ 0.04
                                                              ======      ======

Diluted earnings per common share                             $ 0.05      $ 0.04
                                                              ======      ======

Shares used to compute basic earnings per share                4,722       4,722
                                                              ======      ======

Shares used to compute diluted earnings per share              4,771       4,722
                                                              ======      ======


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         THIRTY-NINE WEEKS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                               1997        1996
                                                             -------     -------
Sales                                                        $18,137     $17,034
Franchise fees and royalties                                   2,337       2,556
License royalties                                              1,194         857
Investment and other income                                      617         486
                                                             -------     -------

                  Total revenues                              22,285      20,933
                                                             -------     -------

Costs and expenses:
       Cost of sales                                          10,911      10,002
       Restaurant operating expenses                           4,727       5,068
       Depreciation and amortization                             758         774
       Amortization of intangible assets                         311         306
       General and administrative                              3,359       2,953
       Interest expense                                            4          15
                                                             -------     -------

                  Total costs and expenses                    20,070      19,118
                                                             -------     -------

Earnings before income taxes                                   2,215       1,815

Provision for income taxes                                       890         754
                                                             -------     -------

Net earnings                                                 $ 1,325     $ 1,061
                                                             =======     =======

Basic earnings per common share                              $  0.28     $  0.22
                                                             =======     =======

Diluted earnings per common share                            $  0.28     $  0.22
                                                             =======     =======

Shares used to compute basic earnings per share                4,722       4,722
                                                             =======     =======

Shares used to compute diluted earnings per share              4,773       4,722
                                                             =======     =======



          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THIRTY-NINE WEEKS ENDED DECEMBER 28, 1997
                      (In thousands, except share amounts)
                                   (Unaudited)




                                                                                                                 Total
                                                           Additional        Deferred          Accum-            Stock-
                          Common            Common          Paid-in           Compen-          ulated           holders'
                          Shares            Stock           Capital           sation           Deficit           Equity
                          ------            -----           -------           ------           -------           ------
Balance, March
 30, 1997                4,722,216        $      47        $  32,388        $     (81)        $ (10,378)        $  21,976

Amortization
 of deferred
 compensation
 relating to
 restricted stock                                                                  36                                  36

Net earnings                                                                                      1,325             1,325
                         ---------        ---------        ---------        ---------         ---------         ---------

Balance, Dec
 28, 1997                4,722,216        $      47        $  32,388        $     (45)        $  (9,053)        $  23,337
                         =========        =========        =========        =========         =========         =========




          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         THIRTY-NINE WEEKS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996
                                 (In thousands)
                                   (Unaudited)

                                                              1997        1996
                                                            -------     -------
Cash flows from operating activities:
       Net earnings                                         $ 1,325     $ 1,061
       Adjustments to reconcile net earnings to
          net cash provided by operating activities:
             Depreciation and amortization                      758         774
             Amortization of intangible assets                  311         306
             Provision for doubtful accounts                     45          45
             Other                                               36          35
       Changes in assets and liabilities:
             Marketable investment securities                  (820)       (355)
             Franchise and other receivables                   (312)       (279)
             Inventory                                          (72)          3
             Prepaids and other current assets                  132         465
             Accounts payable and accrued expenses               (1)        (16)
             Deferred franchise fees                           (114)        (79)
             Other assets                                        25          18
             Deferred area development fees                      --        (156)
             Other liabilities                                  151         (19)
                                                            -------     -------
         Net cash provided by  operating activities           1,464       1,803
                                                            -------     -------

Cash flows from investing activities:
       Purchase of property and equipment                    (1,359)       (688)
                                                            -------     -------
         Net cash used in investing activities               (1,359)       (688)
                                                            -------     -------

Cash flows from financing activities:
       Principal repayment of borrowings                         (8)        (17)
                                                            -------     -------
         Net cash used in financing activities                   (8)        (17)
                                                            -------     -------

Net increase  in cash and cash equivalents                       97       1,098

Cash and cash equivalents, beginning of period                  647         801
                                                            -------     -------
Cash and cash equivalents, end of period                    $   744     $ 1,899
                                                            =======     =======
Cash paid during the period for:
       Interest                                             $     1     $    16
       Income taxes                                         $   416     $  (181)

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and Subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended December 28, 1997 and December 29, 1996 have been prepared in accordance with generally accepted accounting principles. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

NOTE B - EARNINGS PER SHARE

In March 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of earnings. SFAS No. 128 is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods.

The following charts provide the reconciliations of information used in calculating the per share amounts:

                                          FOR THE QUARTER ENDED               FOR THE THIRTY-NINE WEEKS ENDED
                                            DECEMBER 28, 1997                         DECEMBER 28, 1997
                                            -----------------                         -----------------
                                                              PER-SHARE                                 PER-SHARE
                                   INCOME         SHARES       AMOUNT        INCOME         SHARES       AMOUNT
                                   ------         ------       ------        ------         ------       ------
Net Income                       $  242,000                                $1,325,000
BASIC EPS
Income available to
common stockholders              $  242,000     4,722,216    $     0.05    $1,325,000     4,722,216    $     0.28

EFFECT OF DILUTIVE SECURITIES
Options                                            48,336                                    50,558
                                                ---------                                 ---------

DILUTED EPS
Income available to
common stockholders              $  242,000     4,770,552    $     0.05    $1,325,000     4,772,774    $     0.28
                                 ==========     =========    ==========    ==========     =========    ==========

                                          FOR THE QUARTER ENDED               FOR THE THIRTY-NINE WEEKS ENDED
                                            DECEMBER 29, 1996                         DECEMBER 29, 1996
                                            -----------------                         -----------------
                                                              PER-SHARE                                 PER-SHARE
                                   INCOME         SHARES       AMOUNT        INCOME         SHARES       AMOUNT
                                   ------         ------       ------        ------         ------       ------
Net Income                       $  186,000                                $1,061,000

BASIC EPS
Income available to
common stockholders              $  186,000     4,722,216    $     0.04    $1,061,000     4,722,216    $     0.22

EFFECT OF DILUTIVE SECURITIES
Options                                                -0-                                       -0-
                                                ---------                                 ---------

DILUTED EPS
Income available to
common stockholders              $  186,000     4,772,216    $     0.04    $1,061,000     4,722,216    $     0.22
                                 ==========     =========    ==========    ==========     =========    ==========

Options to purchase 552,831 shares of common stock at prices ranging between $4.00 and $8.00 per share were outstanding as of December 28, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. The options typically have a ten year life and expire at dates ranging between December 2002 and March 2007.

Warrants to purchase 350,000 shares of common stock at prices ranging between $3.25 and $4.50 per share were outstanding as of December 28, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares. The warrants have a life of five or ten years and expire at dates ranging between November 2001 and July 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 28, 1997 COMPARED TO DECEMBER 29, 1996

Revenues

Total sales increased 6.3% or $334,000 to $5,638,000 for the thirteen weeks ended December 28, 1997 ("third quarter fiscal 1998") from $5,304,000 for the thirteen weeks ended December 29, 1996 ("third quarter fiscal 1997"). Company-owned restaurant sales increased 0.7% or $38,000 to $5,342,000 from $5,304,000. Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year), increased by $166,000 or 3.6% in the third quarter fiscal 1998 versus the third quarter fiscal 1997. The Company continues to expand its local store marketing activities and value pricing strategies that were implemented last year. At December 28, 1997 and December 29, 1996, there were 25 and 26 Company-owned units, respectively. Sales from the Branded Product Program that was implemented in April 1997 were $296,000 for the third quarter fiscal 1998.

Franchise fees and royalties increased by $1,000 or 0.1% to $863,000 in the third quarter fiscal 1998 compared to $862,000 in the third quarter fiscal 1997. Franchise royalties increased by $6,000 or 0.9% to $695,000 in the third quarter fiscal 1998 as compared to $689,000 in the third quarter fiscal 1997. In the third quarter fiscal 1998, the Company recorded additional royalty income of approximately $40,000 from a reconciliation of prior royalties. Franchise restaurant sales, upon which royalties are based, were $15,505,000 in the third quarter fiscal 1998 as compared to $16,935,000 in the third quarter fiscal 1997. During the third quarter fiscal 1997, the 53 Caldor units which were closed between November 1996 and February 1997 generated sales and royalties of approximately $2,174,000 and $87,000, respectively. During the third quarter fiscal 1998, franchisees and licensees opened 4 new units. At December 28, 1997, there were 154 franchised or licensed restaurants as compared to 180 at December 29, 1996. Franchise fee income was $168,000 in the third quarter fiscal 1998 as compared to $173,000 in the third quarter fiscal 1997.

License royalties decreased by $47,000 or 15.7% to $252,000 in the third quarter fiscal 1998 as compared to $299,000 in the third quarter fiscal 1997. This decrease is primarily attributed to lower royalties earned from sales to supermarkets by the Company's licensee, SMG, Inc., which was partially offset by $60,000 from the amortization of the deferred fee received from SMG, Inc. in conjunction with the renegotiation of their contract which took effect January 1, 1997. In the third quarter fiscal 1998 the Company earned license fees of $10,000 as compared to $30,000 in the third quarter fiscal 1997.

Investment and other income was $72,000 in the third quarter fiscal 1998 as compared to $134,000 in the third quarter fiscal 1997. The Company's investment income in the third quarter fiscal 1998 was lower than the third quarter fiscal 1997 by $67,000 due primarily to the disparity in the performance of the financial markets.


Costs and Expenses

Cost of sales increased by $253,000 from $3,262,000 in the third quarter fiscal 1997 to $3,515,000 in the third quarter fiscal 1998. The majority of this increase is attributable to cost of product associated with the new Branded Product Program. As a percentage of restaurant sales, cost of restaurant sales were 61.4% in the third quarter fiscal 1998 and 61.5% in the third quarter fiscal 1997. The Company continues to take steps to reverse the margin pressures which have become essential in order to remain competitive in the current value conscious marketplace and to also offset the impact of the recent minimum wage increase.

Restaurant operating expenses decreased by $189,000 from $1,623,000 in the third quarter fiscal 1997 to $1,434,000 in the third quarter fiscal 1998. This decrease can be primarily attributed to the closure of two unprofitable restaurants earlier in this fiscal year. As a percentage of restaurant sales, restaurant operating expenses were 26.8% in the third quarter fiscal 1998 as compared to 30.6% in the third quarter fiscal 1997.

Depreciation and amortization was $246,000 in the third quarter fiscal 1998 and $253,000 in the third quarter fiscal 1997. Amortization of intangibles of $112,000 in the third quarter fiscal 1998 and $107,000 in the third quarter fiscal 1997.

General and administrative expenses were $1,106,000 in the third quarter fiscal 1998 as compared to $1,030,000 in the third quarter fiscal 1997.

Income Tax Provision

In the third quarter fiscal 1998, the income tax provision was $170,000 or 41.3% of income before income taxes. In the third quarter fiscal 1997, the income tax provision was $137,000 or 42.4% of income before income taxes.

THIRTY-NINE WEEKS ENDED DECEMBER 28, 1997 COMPARED TO DECEMBER 29, 1996

Revenues

Total sales increased 6.5% or $1,103,000 to $18,137,000 for the thirty-nine weeks ended December 28, 1997 ("fiscal 1998") from $17,034,000 for the thirty-nine weeks ended December 29, 1996 ("fiscal 1997"). Company-owned restaurant sales increased 1.4% or $241,000 to $17,275,000 from $17,034,000.
Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year), increased by $443,000 or 2.9% in fiscal 1998 versus fiscal 1997. The Company has continued to expand its local store marketing activities and value pricing strategies that were implemented last year. In August 1997, the Company opened its eighth Company-owned Home Depot restaurant in Staten Island, NY. Additionally, in June 1997, the Company completed the renovation of its Yonkers, NY restaurant which is now operated as a co-branded Nathan's / Pizza Hut / TCBY. Construction is currently underway for three new units within Home Depot Improvement Centers. Additionally, plans are currently being developed to renovate and modernize the appearance and design of certain other units. Sales from the Branded Product Program that was implemented in April 1997 were $862,000 for fiscal 1998.

Franchise fees and royalties decreased by $219,000 or 8.6% to $2,337,000 in fiscal 1998 compared to $2,556,000 in fiscal 1997. Franchise royalties decreased by $120,000 or 6.0% to $1,885,000 in fiscal 1998 as compared to $2,005,000 in fiscal 1997. Franchise restaurant sales, upon which royalties are based, were $44,482,000 in fiscal 1998 as compared to $50,100,000 in fiscal 1997. The reductions in systemwide sales and franchise royalties are primarily attributed to the 53 Caldor units that were closed between November 1996 and February 1997. In fiscal 1997, these units generated sales and royalties of approximately $6,042,000 and $242,000, respectively. During fiscal 1998, franchisees and licensees opened 20 new units. At December 28, 1997, there were 154 franchised or licensed restaurants as compared to 180 at December 29, 1996. Franchise fee income was $452,000 in fiscal 1998 as compared to $551,000 in fiscal 1997. The majority of this difference is due to higher franchise fees being earned in fiscal 1997 associated with expired development agreements.

License royalties increased by $337,000 or 39.3% to $1,194,000 in fiscal 1998 as compared to $857,000 in fiscal 1997. The majority of this increase is a result of the Company's license arrangement with SMG, Inc., for the sale of Nathan's frankfurters in supermarkets. Of the total $337,000 increase, $180,000 represents amortization of the deferred fee received from SMG, Inc. in conjunction with the renegotiation of their contract which took effect January 1, 1997. The remainder of the difference is primarily attributed to royalties earned from higher sales to supermarkets by the licensee.

Investment and other income was $617,000 in fiscal 1998 as compared to $486,000 in fiscal 1997. The Company's investment income in fiscal 1998 was higher than in fiscal 1997 by $143,000 due in part to the increased amount of marketable investment securities and the disparity in the performance of the financial markets. The Company recognized a gain of approximately $130,000 from the sale of an underperforming restaurant in fiscal 1998 and the reversal of an accrual for expected restaurant closing costs in fiscal 1997.

Costs and Expenses

Cost of sales increased by $909,000 from $10,002,000 in fiscal 1997 to $10,911,000 in fiscal 1998. The majority of this increase is attributable to cost of product associated with the new Branded Product Program. As a percentage of restaurant sales, cost of restaurant sales were 59.2% in fiscal 1998 as compared to 58.7% in fiscal 1997. The Company continues to take steps to reverse the margin erosion which has become necessary to remain competitive in the current value conscious marketplace and to offset the impact of the recent minimum wage increase.

Restaurant operating expenses decreased by $341,000 from $5,068,000 in fiscal 1997 to $4,727,000 in fiscal 1998. This decrease can be attributed to the closure of two unprofitable restaurants in fiscal 1998. As a percentage of restaurant sales, restaurant operating expenses were 27.4% in fiscal 1998 as compared to 29.8% in fiscal 1997.

Depreciation and amortization was $758,000 in fiscal 1998 as compared to $774,000 in fiscal 1997. Amortization of intangibles was $311,000 in fiscal 1998 as compared to $306,000 in fiscal 1997.

General and administrative expenses were $3,359,000 in fiscal 1998 as compared to $2,953,000 in fiscal 1997. Approximately $145,000 of the increase relates to the effect of certain one-time benefits recognized in fiscal 1997.

Income Tax Provision

In fiscal 1998, the income tax provision was $890,000 or 40.2% of income before income taxes. In fiscal 1997, the income tax provision was $754,000 or 41.5% of income before income taxes.




         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 28, 1997 aggregated $744,000, increasing by $97,000 during the fiscal 1998 period. At December 28, 1997, marketable investment securities totalled $8,460,000 and net working capital increased to $6,046,000 from $4,802,000 at March 30, 1997.

Cash provided by operations of $1,464,000 in fiscal 1998 to date is primarily attributable to net income of $1,325,000, total non-cash charges of $1,150,000, including depreciation and amortization of $1,069,000, an increase in other noncurrent liabilities of $151,000 and a decrease in prepaid expenses and other current assets of $132,000 which were offset by increases in marketable investment securities of $820,000 and franchise and other receivables of $312,000 and a decrease in deferred franchise fees of $114,000.

Cash used in investing activities of $1,359,000 represents property and equipment purchases relating to the construction of a new Company-owned unit which opened in August 1997, the renovation of the Yonkers, NY restaurant and other fixed asset additions.

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

         (b) No reports on Form 8-K were filed during the quarter ended December 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATHAN'S FAMOUS, INC.



Date: February 2, 1998        By:  /s/  Wayne Norbitz
                                   ------------------------------------------
                                        Wayne Norbitz
                                        President and Chief Operating Officer
                                         (Principal Executive Officer)


Date: February 2, 1998        By:  /s/  Ronald DeVos
                                   ------------------------------------------
                                        Ronald DeVos
                                        Vice President - Finance
                                         and Chief Financial Officer

EXHIBIT INDEX

Exhibit
  No.                             Exhibit
-------                           -------
27                        Financial Data Schedule