Form 10-K
period 1998-03-29
NATHANS FAMOUS INC
filed 1998-06-19
CIK 69733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 29, 1998
                                       or
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                           Commission File No. 1-3189

                              NATHAN'S FAMOUS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      11-3166443
-----------------------------------------   ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1400 Old Country Road, Westbury, New York                  11590
-----------------------------------------   ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number,
 including area code:                                  (516) 338-8500
                                            ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

        Title of Class                 Name of Each Exchange on which Registered
        --------------                 -----------------------------------------
            None                                        None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock - par value $.01

                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    Yes |X|    No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 5, 1998 was approximately $18,298,587.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 5, 1998, there were 4,722,216 shares of Common Stock, par value $.01 per share outstanding.

      Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14-A of the Securities Exchange Act of 1934.

                                     PART I

Item 1. Business

The Company operates and franchises or licenses 183 fast food units featuring its famous all beef frankfurters, fresh crinkle-cut french fried potatoes, and a variety of other menu offerings. Company-owned and franchised units operate under the name "Nathan's Famous," the name first used at the Company's original Coney Island restaurant opened in 1916. Since fiscal 1997, the Company supplemented its franchise program with its Branded Product Program which enables approved foodservice retailers to sell certain Nathan's proprietary products outside of the realm of a traditional franchise relationship.

At March 29, 1998, the Nathan's Famous system included 27 Company-owned units concentrated in the New York metropolitan area, New Jersey, Pennsylvania and Connecticut, 156 franchised or licensed units, including 24 carts, kiosks, and counter units and 308 branded outlets under the Branded Product Program, operating in 27 states, the District of Columbia and the islands of Jamaica and Aruba.

The Company plans to further expand its market penetration through the growth of the Branded Product Program, opening of new Company-owned, franchised or licensed outlets emphasizing non-traditional captive markets and the development of an international presence through the use of master franchising arrangements.

Restaurant Operations

Concept and Menus. The Nathan's concept offers a wide range of facility designs and sizes, suitable to a vast variety of locations and features a core menu, consisting of the "Nathan's Famous" all-beef frankfurters, fresh crinkle-cut french fries and beverages. Nathan's menu is designed to be tailored to take advantage of site-specific market opportunities by adding complementary food items to the core menu. The Nathan's concept is suitable to stand alone or be co-branded with other nationally recognized brands.

Nathan's hot dogs are all-beef and are free from all fillers and starches. Hot dogs are flavored with the original secret blend of spices created by Ida Handwerker in 1916, which historically have distinguished Nathan's hot dogs. Hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 80 years. Fresh crinkle-cut french fried potatoes are prepared daily at each Nathan's restaurant. Nathan's french fried potatoes are cooked to order in 100% cholesterol-free corn oil. The Company estimates that approximately 65% to 70% of sales in its Company-owned units consist of its famous hot dogs, fresh crinkle-cut french fried potatoes and beverages.

Individual Nathan's restaurants supplement their core menu of hot dogs, french fries and beverages with a variety of other quality menu choices: a chargrilled hamburger menu, a chargrilled chicken sandwich menu, a seafood menu, a fried chicken menu, a specialty sandwich menu, a breakfast menu and dessert, salad and snack menus. While the number of supplemental menus carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Foods such as a chargrilled chicken breast, fresh-squeezed lemonade and an assortment of salads, fresh fruits and frozen yogurts have been added to appeal to customers interested in lighter cuisine. Each of these supplemental menus consist of a number of individual items; for example, the hamburger menu may include chargrilled hamburgers, cheeseburgers, chiliburgers, superburgers and "BLT" burgers. The Company maintains the same quality standard with each supplemental menu as it does with its core hot dog and french fried potato menu. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. The Company also has a "Kids Meal" program in which various menu alternatives are combined with toys to appeal to the children's market.

The Company's prototype restaurant units are available in a range of sizes as follows: Type A--300 to 1,200 sq. ft., Type B--approximately 2,200 sq. ft. and Type C--approximately 4,000 sq. ft. The Company has also developed prototype carts, kiosks, and modular merchandising units, all designated as Type D. Type A units may not have customer seating areas, although they may often share seating areas with other fast food outlets in food court settings. Type B and Type C units generally provide seating for 45 to 50 and 75 to 125 customers, respectively. Type A and D units generally carry only the core menu. This menu is supplemented by a number of other menu selections in Type B units and even greater menu selection in Type C units. The standardization of the Company's prototype unit designs and menus has enabled the Company to reduce the cost of constructing conforming restaurant units and the operating costs of these units.

The Company believes its carts, kiosks and modular units are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry food service, within larger retail operations and other captive markets. All prototypes utilize a uniform, contemporary design.

Franchise Program. The Company's franchise operations have grown to 156 units at March 29, 1998, operating in 17 states and Aruba. On April 27, 1998, the first Nathan's franchised restaurant in Israel was opened. Such growth has been achieved through the development and redefinition of its marketing and sales concepts. The Company has developed restaurant designs, equipment configurations and specifications for its Type A, B, C and D prototype units.

The Company continues to seek to market the franchising program to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units.

Today, the Company counts among its 71 franchisees and licensees such well known companies as Marriott Corporation ("Marriott"), ARAMARK Leisure Services, Inc., Service America Corp., Ogden Services Corp. and Sodexho USA.

As of June 1998, franchised outlets include 16 units at airports and 16 within highway travel plazas operated by Marriott.

Franchisees who desire to open multiple units in a specific territory generally enter into a standard area development agreement pursuant to which the Company receives an advance fee based upon the number of proposed units which the franchisee is authorized to open. This advance is credited against the franchise fee payable to the Company as provided in its standard franchise agreement. In certain circumstances, the Company may grant exclusive territorial rights, including foreign countries, for the development of Nathan's units based upon compliance to a predetermined development schedule. The Company may require that an exclusivity fee be conveyed for these rights. Additionally, under certain circumstances, the Company may pay fees associated with the development of certain geographic areas.

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

Franchisees are approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the proposed scope of the development agreement. The Company does not offer any financing arrangements to its franchisees.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by the Company and applied on a system-wide basis. The Company continuously monitors franchisee operations and inspects restaurants. Franchisees are required to furnish the Company with detailed monthly sales or operating reports which assist the Company in monitoring the franchisee's compliance with its franchise or license agreement. The Company makes both announced and unannounced inspections of restaurants to ensure that Company practices and procedures are being followed. The Company has the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. The Company also has the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise or license agreement. During the fiscal year ended March 29, 1998, the Company terminated 2 franchise agreements.

Company-owned Operations. The Company currently operates 27 Company-owned units, including two kiosks, in New York, New Jersey, Connecticut and Pennsylvania. Certain of the Company's restaurants are older and significantly larger units which do not conform to current prototype designs. These units carry a broader selection of menu items than current franchise prototype units. The items offered at Company-owned restaurants, other than the core menu, tend to have lower margins than the core menu. The older units required significantly higher levels of initial investment than current franchise prototypes and tend to operate at a lower sales/investment ratio. For this reason, the Company does not intend to replicate these units in its planned expansion of Company-owned units.

The Company has entered into a food service lease agreement with Home Depot U.S.A., Inc. pursuant to which the Company leases space within certain Home Depot Improvement Centers to operate its restaurants. During fiscal 1998, the Company opened two restaurants and two kiosks in Home Depot locations, for a total of 11 units within Home Depot Improvement Centers as of March 29, 1998.

Since the Company's Initial Public Offering in February 1993, the Company has acquired seven Company-owned restaurants from franchisees, opened (18) new Company-owned units, commenced operating two carts, sold one unit and closed seven units. Recently, the Company was notified that it would soon lose its lease for a restaurant property that has been operating on a month-to-month basis since December 1995. The Company may close other units in the future.

Company-owned units currently range in size from approximately 440 square feet to 10,000 square feet and are located principally in retail shopping environments or are free-standing buildings. Certain restaurant designs do not include seating and others include seating for 100 to 300 customers. The restaurants are designed to appeal to all ages and generally are open seven days a week. The Company has established high standards with respect to food quality, cleanliness and service at its restaurants and regularly monitors the operations of its restaurants to ensure adherence to these standards. Restaurant service areas, seating, signage and general decor are contemporary. The average check at the comparable Company-owned restaurants was approximately $5.42 for fiscal 1998.

Branded Product Program. During fiscal 1998, the Company launched its new Branded Product Program in which approved foodservice operators may offer Nathan's hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathan's trademark with respect to the sale of hot dogs and certain other items. The Company sells the products directly to various distributors who are permitted to sell these proprietary products to retailers only upon approval from the Company. At March 29, 1998, 308 branded outlets were operating under this program.

The following table shows the number of outlets in operation at March 29, 1998 and their geographical distribution:

                                                           Branded
                                                           Product
     Location                 Company       Franchise      Outlets         Total
     --------                 --------      ---------      -------         -----
     Alabama                     --            --             2               2
     Arizona                     --             3            16              19
     California                  --             1            10              11
     Connecticut                  1             5             6              12
     Delaware                    --            --             3               3
     District of Columbia        --            --             2               2
     Florida                     --            15            11              26
     Georgia                     --            --             4               4
     Indiana                     --             1            --               1
     Maine                       --            --             2               2
     Maryland                    --             2             2               4
     Massachusetts               --             2           104             106
     Minnesota                   --             2             1               3
     Mississippi                 --             1            --               1
     Nevada                      --             6            --               6
     New Hampshire               --             1             1               2
     New Jersey                   6            47            54             107
     New York                    18            59            53             130
     North Carolina              --             3             2               5
     Ohio                        --             1             6               7
     Oklahoma                    --            --             3               3
     Pennsylvania                 2             5             9              16
     Rhode Island                --             1            --               1
     South Carolina              --            --             2               2
     Tennessee                   --            --             2               2
     Texas                       --            --             3               3
     Utah                        --            --             1               1
     Vermont                     --            --             2               2
     Virginia                    --            --             4               4
                                ---           ---           ---             ---
     Domestic Subtotal           27           155           305             487
                                ---           ---           ---             ---

     International Locations
     Jamaica, West Indies        --            --             3               3
     Aruba                       --             1            --               1
                                ---           ---           ---             ---
     International Subtotal      --             1             3               4

Grand Total                      27            156          308             491
                                ===            ===          ===             ===

Expansion Program. The Company's expansion plans focus on opening Company-owned and franchised units primarily in non-traditional captive markets by utilizing smaller facility types with limited menus and increase the market penetration of its Branded Product Program. The Company has executed co-branding agreements with TCBY, Pizza Hut, KFC Corporation and Blimpies whereby Nathan's menu items will be sold together with their menu offerings. New Company-owned units are expected to be opened primarily in the Northeastern United States, concentrated within the New York metropolitan area. Existing Company-owned units are principally located in the New York metropolitan area and the Company has extensive experience in operating restaurants in this market. The Company intends to continue to focus on opportunities for locating units in non-traditional or other special captive market settings. The Company believes that a significant opportunity exists to convert existing sales of nonbranded hot dogs into "Nathan's" hot dogs throughout the foodservice industry, by franchisees, licensees or perhaps with retailers by utilizing branded modular merchandising units, carts or kiosks in addition to restaurants.

During fiscal 1998, new unit openings consisted of 4 Company-owned units, 28 franchised units and the addition of 251 branded product outlets.

The Company expects that its franchisees and licensees will open approximately 25-30 new units and continued growth of the Branded Product Program in fiscal 1999. The Company plans to continue opening Company-owned units within Home Depot Improvement Centers as new opportunities arise.

The Company believes that opportunities may exist for franchising "Nathan's Famous" restaurants in various foreign countries. To that end, the Company has registered certain of its service marks and trademarks in more than 20 foreign jurisdictions. During the last year, the Company opened its first international units in Aruba and Jamaica, West Indies in addition to signing a development agreement for Israel. The first restaurant in Israel opened on April 27, 1998. In fiscal 1996, the Company executed a letter of intent to enter into a Master License Agreement, contingent upon the ability of the counterpart to secure financing, for the exclusive development of Nathan's in Russia. The counterpart has represented that a financing commitment has been obtained and the Company is currently in contract negotiations. The Company has rencently entered into two non-binding letters of intent for development within Egypt and Poland.

Licensing Program. The Company licenses SMG, Inc. ("SMG") to produce packaged hot dogs and other meat products according to Nathan's proprietary recipes and spice formulations, and to use "Nathan's Famous" and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, groceries and other outlets, thereby providing foods for off-premises consumption. The SMG agreement expires in 2014 and provides for royalties ranging between 3% to 5% of sales. The percentage varies based on sales volume, with escalating minimum royalties. Earned royalties of $1,217,000 in fiscal 1998 exceeded the contractual minimum established under the agreement. The Company believes that the overall exposure of the brand and opportunity for consumers to enjoy the "Nathan's Famous" hot dog in their homes helps promote "Nathan's Famous" restaurant patronage. Hot dog sales are concentrated in the New York metropolitan area, New England, Florida and California. Royalties from SMG provided substantially all of the Company's retail license revenues.

The Company has also entered into licensing agreements with Gold Pure Food Product's Co, Inc. and United Pickle Packers, Inc. licensing the "Nathan's Famous" name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned during fiscal 1998 have not been significant.

In November 1997, the Company executed a license agreement with J.J. Mathews & Co, Inc. to produce and market packaged Home Meal Replacement menu items for sale within supermarkets. The agreement calls for the Company to receive royalties based upon sales, subject to certain minimum annual royalties. During fiscal 1998, there were no royalties earned, consistent with the Company's expectations.

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

Marketing, Promotion and Advertising. The Company maintains advertising funds ("Funds") for local, regional and national advertising pursuant to the Nathan's Famous Systems, Inc. Franchise Agreement. Franchisees are generally required to spend or contribute to the Funds up to 2.5% of restaurant sales for advertising and promotion. Marriott and National Restaurant Management, Inc. are among the current franchisees who are not subject to this requirement. If a cooperative advertising program exists in the franchised area, the applicable percentage can be contributed to that program. Where no cooperative advertising program is available, up to 1% of the franchisees' advertising budget must be contributed to the Funds for national marketing support. The balance must be expended on programs approved by the Company as to form, content and method of dissemination. During fiscal 1998, the Company's gross spending for marketing activities was approximately 2.5% of its own restaurant sales.

During fiscal 1998, the Company continued its primary marketing emphasis on local store marketing campaigns featuring a value oriented strategy complimented with promotional "Limited Time Offers." The Company anticipates that near term marketing efforts will continue to emphasize local store marketing activities. The Company also anticipates supplementing its marketing efforts with a radio advertising campaign during the summer of 1998. As the concentration of "Nathan's Famous" restaurants in particular geographic areas increases, the Company believes the opportunity for effective regional media advertising may exist.

In addition, SMG promotes and advertises the "Nathan's Famous" packaged retail brand, particularly in the New York metropolitan area, California, the greater Boston area, Phoenix, Arizona and throughout Florida. The Company believes that the advertising by SMG increases brand recognition and thereby indirectly benefits Company-owned and franchised restaurants in the areas in which SMG conducts its campaigns. From time to time, the Company also participates with SMG in certain joint promotional activities.

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

Employees. The Company regularly employed an average of 690 persons during fiscal 1998, of whom 34 were corporate management and administrative employees, 104 were restaurant managers or assistant managers and 552 were hourly food-service employees (both full-time and part-time). The number of hourly food-service employees ranged from a low of 514 to a high of 552. Food-service employees at 6 locations are represented by 1115 Culinary Employees Union, a division of 1115 Joint Board, under various agreements expiring between September 1997 and March 1999. The Company considers its employee relations to be good and has not suffered any strike or work stoppage for more than 23 years.

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

The Company believes that its emphasis on its proprietary all beef frankfurters and fresh crinkle-cut french fried potatoes and the reputation of these products for taste and quality set it apart from its major competitors. Additionally, the Company believes that it and its franchisees compete effectively with other restaurants for patronage on the basis of the reputation achieved by "Nathan's Famous" restaurants. As fast food companies have experienced flattening growth rates and declining average sales per restaurant, certain of such companies have adopted "value pricing" and or deep discount strategies. Such strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors' price reductions. The Company has introduced its own form of "value pricing," selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions. Extensive price discounting in the fast food industry could have an adverse effect on the Company.

The Company also competes with numerous companies in the sale and distribution of its licensed hot dogs and other packaged foods, primarily on the basis of reputation, flavor, quality and price.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name                               Age     Position with the Company
----                               ---     -------------------------
Howard M. Lorber...............    49      Chairman and Chief Executive Officer

Wayne Norbitz..................    50      President and Chief Operating Officer

Richard E. Boudreaux...........    45      Executive Vice President

Carl Paley.....................    61      Senior Vice President - Franchise
                                           and Real Estate Development

Ronald G. DeVos................    43      Vice President - Finance, Chief
                                           Financial Officer and Secretary

Donald P. Schedler.............    45     Vice President -
                                          Architecture/Construction

Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

Howard M. Lorber has been Chairman of the Company since 1990, Chief Executive Officer since 1993 and a Director since 1987. He is also the Chairman and Chief Executive Officer of Hallman & Lorber Associates, Inc., an employee benefit and pension consulting firm. Mr. Lorber has served as President and Chief Operating Officer of New Valley Corp. (formerly Western Union Corp.) since November 1994 and has served as a director since 1991. He also serves as a Director of United Capital Corp., a manufacturing and real estate company and Prime Hospitality Corporation, an owner and operator of hotel properties. He is also a trustee of Long Island University.

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

Richard E. Boudreaux joined the Company as Executive Vice President in December 1995. Prior thereto he was an executive at PepsiCo, Inc. where he served as Vice President of Operations for Pizza Hut International Inc., from November 1992 to November 1995, and Vice President of PFS, the purchasing and logistics division of PepsiCo, Inc., from August 1988 to November 1992. Prior to his positions at PepsiCo, Inc., Mr. Boudreaux worked in the chemical industry in various domestic and international positions in Operations, Marketing and Strategic Planning. Mr. Boudreaux holds an M.B.A. degree from Harvard and a B.S. from Texas A&M University.

Carl Paley joined the Company as Director of Franchise Development in May 1989 and was promoted to Vice President - Franchise Development in September 1989 and Senior Vice President in April 1993. From November 1985 to May 1989 he provided consulting services to franchise companies through Carl Paley Enterprises. Mr. Paley served as Vice President of Franchising of The Haagen-Dazs Shoppe Co., Inc. from June 1978 to November 1985. Prior thereto, Mr. Paley was a Vice President of Carvel Corporation and was responsible for marketing, public relations, advertising, promotions and training.

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

Item 2.  Properties

The Company's principal executive offices consist of approximately 12,000 sq. ft. of leased space in a modern, high-rise office building in Westbury, New York. One Company-owned, 2,650 sq. ft. restaurant, at 86th Street in Brooklyn, New York, is located on a 25,000 sq. ft. lot owned by the Company. Other Company-owned restaurants currently operating are located in leased space with terms expiring as shown in the following table:

                                                                    Lease               Approximate
                                      Location                 Expiration Date         Square Footage
                                      --------                 ---------------         --------------
Coney Island                        Brooklyn, NY                December 2008               10,000
Coney Island Boardwalk              Brooklyn, NY                October 2006                   440

Kings Plaza Shopping Center         Brooklyn, NY                September 2010               4,200
Broadway Mall                       Hicksville, NY              July 1998                    6,500
Long Beach Road                     Oceanside, NY               May 2001                     7,300
Central Park Avenue                 Yonkers, NY                 April 2000                  10,000
Livingston Mall                     Livingston, NJ              December 2000                2,650
Paramus Park Shopping Center        Paramus, NJ                 August 1998                  1,300
Jericho Turnpike                    Commack, NY                 March 2003                   3,200
Hempstead Turnpike                  Levittown, NY               September 2004               4,100
Connecticut Post Mall               Milford, CT                 March 2002                   1,000
Broadhollow Road                    Farmingdale, NY             April 2003                   2,200
Woodbridge Center                   Woodbridge, NJ              May 2000                     3,000
Galleria Mall                       White Plains, NY            March 1999                   1,000
Jericho Home Depot                  Jericho, NY                 September 2004               1,500
S. Plainfield Home Depot            S. Plainfield, NJ           October 2004                 1,500
Copaigue Home Depot                 Copaigue, NY                April 2005                   1,200
Flushing Home Depot                 Flushing, NY                June 2005                    1,500
Larchmont                           Larchmont, NY               Month to Month               5,400
Elmont Home Depot                   Elmont, NY                  October 2005                 1,500
Philadelphia Home Depot             Philadelphia, PA            November 2005                1,530
Upper Darby Home Depot              Upper Darby, PA             July 2006                    1,560
Union Home Depot                    Union, NJ                   January 2008                   960
Jersey City Home Depot              Jersey City, NJ             January 2008                   830
Staten Island Home Depot            Staten Island, NY           July 2007                    1,680
Brooklyn Home Depot                 Brooklyn, NY                March 2008                     950

The Company's leases typically provide for a base rental plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants revenues. Aggregate rental expense, net of sublease income, under the Company's current leases amounted to $2,151,000 in fiscal 1998.

Item 3. Legal Proceedings

The Company is from time to time involved in ordinary and routine litigation. The Company is also involved in the following litigation.

On April 7, 1995, an action entitled Erwin Protter, et al. v. Nathan's Famous Systems, Inc., et al. was instituted in the United States District Court for the Eastern Division of New York against a wholly owned subsidiary of the Company and several of the Company's current or former executive officers. The complaint relating to this action alleges that this subsidiary and such persons made misstatements in connection with the acquisition by the plaintiffs of three (3) franchised restaurants. This complaint seeks approximately $13,000,000 in damages, plus punitive and treble damages, to the extent appropriate. On October 21, 1995, the original complaint was dismissed as inadequately pleaded and the plaintiffs were granted leave to file an amended complaint. Plaintiffs did so, and defendants again moved to dismiss it on several grounds. On May 10, 1996, the Court granted the motion to dismiss, finding that plaintiff had failed to plead violations of the RICO statute, which was the predicate for federal court jurisdiction. The Court accordingly dismissed the complaint in its entirety, refusing to assume jurisdiction over the remaining state court claims. On May 31, 1996, plaintiffs commenced an action in the Supreme Court of the State of New York, Nassau County, alleging violations of the common law and state franchise laws. On July 19, 1996, defendants filed a motion to dismiss the state court claims for failure to state a claim and as barred by the applicable statute of limitations. By decision dated February 5, 1997, the Supreme Court dismissed all of the causes of action in the plaintiffs' complaint except for the cause of action asserting a violation of the New York State Franchise Act. Defendant appealed the Supreme Court's order and on January 20, 1998, the Appellate Division, Second Department, reversed and dismissed for untimeliness the New York State Franchise Act cause of action. On May 14, 1998, the plaintiffs' motion for leave to appeal to the Court of Appeals was denied, and the action was dismissed.

On February 28, 1995, an action entitled Textron Financial Corporation v. 1045 Rush Street Associates, Stephen Anfang, and Nathan's Famous, Inc. was instituted in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The complaint alleges that the Company conspired to perpetrate a fraud upon the plaintiff and alleges that the Company breached its lease with 1045 Rush Street Associates and the estoppel agreement delivered to the plaintiff in connection therewith by subleasing these premises and thereafter assigning the lease with respect thereto to a third party franchisee, and further by failing to pay rent under this lease on and after July 1990. This complaint seeks damages in the amount of at least $1,500,000. The Company has filed its answer to this complaint denying the material allegations of the complaint and asserting several affirmative defenses to liability including, but not limited to, the absence initially or subsequent failure of consideration for the estoppel agreement, equitable estoppel, release, failure to mitigate and other equitable and legal defenses. The plaintiff has added as additional parties defendant, the attorney who represented the landlord in the financing transaction in connection with which the Estoppel Agreement was required. The Company intends to defend this action vigorously.

In or about December, 1996, Nathan's Famous Systems, Inc. ("Systems") instituted an action in the Supreme Court of New York, Nassau County, against Phylli Foods, Inc. ("Foods") a franchisee, and Calvin Danzig as a guarantor of Foods' payment and performance obligations, to recover royalty fees and advertising contributions due to Systems in the aggregate amount of $35,567.20 under a Franchise Agreement between Systems and Foods dated June 1, 1994. In their answer, the defendants essentially denied the material allegations of the complaint and interposed counterclaims against Systems in which they alleged essentially that Systems fraudulently induced the defendants to purchase the franchise from Systems or did so by means of negligent misrepresentations. Defendants also alleged that by reason of Systems' allegedly fraudulent and deceitful conduct, Systems violated the General Business Law of New York. As a consequence of the foregoing, the defendants are seeking damages in excess of five million dollars, as well as statutory relief under the General Business Law. Systems has moved to dismiss the counterclaims on the grounds that they are insufficiently pleaded and otherwise fail to state a sustainable claim against Systems upon which relief may be granted. During fiscal 1998, Systems motion was granted except for the claim seeking statutory relief under the General Business Law.

The Company was named as one of three defendants in an action commenced in June 1997, in the Supreme Court of New York, Queens County. According to the complaint, the plaintiff, a dentist, is seeking injunctive relief and damages in an amount exceeding $5 million against the landlord, one of the company's franchisees and the Company claiming that the operation of a restaurant in a building in Long Island City created noxious and offensive fumes and odors that allegedly were injurious to the health of the plaintiff and his employees and patients, and interfered with, and irreparably damaged his practice. Plaintiff also claims that the landlord fraudulently induced him to enter a lease extension by representing that the first floor of the building would be occupied by a non-food establishment. The Company believes that there is no merit to the plaintiff's claims against it inasmuch as it never was a party to the lease, and the restaurant, which closed in or about August 1995, was operated by a franchisee exclusively. The Company intends to defend the action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

           None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Common Stock Prices

The Company's common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq on the National Market System ("Nasdaq") under the symbol "NATH." The following table sets forth the high and low closing share prices per share for the periods indicated:

                                                      High               Low
--------------------------------------------------------------------------------
Fiscal year ended March 30, 1997
         First quarter                           $   4 1/8           $  3
         Second quarter                              3 1/2              2 3/4
         Third quarter                               4                  2 15/16
         Fourth quarter                              4 7/16             3 1/2

Fiscal year ended March 29, 1998
         First quarter                           $   3 7/8           $  2 31/32
         Second quarter                              4 1/4              3 3/16
         Third quarter                               4 7/8              3 9/16
         Fourth quarter                              4 3/4              3 1/2

At June 5, 1998 the closing price per share for the Company's common stock, as reported by Nasdaq was $3.875.

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

Shareholders

As of June 5, 1998 the Company had 329 shareholders of record, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Item 6.  Selected Consolidated Financial Data

                                                                                Fiscal years ended
                                                       March 29,     March 30,     March 31,   March 26,   March 27,
                                                          1998           1997       1996(1)      1995        1994
                                                   -----------------------------------------------------------------
                                                                       (In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
   Sales                                                 $23,530       $21,818       $21,167     $20,927     $20,214
   Franchise fees and royalties                            3,062         3,238         3,249       3,448       3,591
   License royalties and other income                      2,285         1,619         2,025       1,826       1,297
                                                   -----------------------------------------------------------------
      Total revenues                                      28,877        26,575        26,441      26,201      25,102
                                                   -----------------------------------------------------------------
Costs and Expenses:
   Cost of sales                                          14,468        13,031        12,833      12,270      11,260
   Restaurant operating expenses                           6,411         6,602         6,730       6,396       5,616
   Depreciation and amortization                           1,035         1,013         1,724       1,588       1,422
   Amortization of intangibles                               384           406           665         581         527
   General and administrative expenses                     4,755         4,097         5,457       5,859       4,596
   Interest expense                                            6            16            28          16          22
   Impairment of long-lived assets                            --            --         3,907          --          --
   Other (income) and expense                                 --            --         1,570         500        (706)
                                                   -----------------------------------------------------------------
     Total costs and expenses                             27,059        25,165        32,914      27,210      22,737
                                                   -----------------------------------------------------------------
Income (loss) before provision (benefit)
  for income taxes                                         1,818         1,410        (6,473)     (1,009)      2,365
Income tax provision (benefit)                               290           622           (49)       (492)        900
                                                   -----------------------------------------------------------------
Net earnings (loss)                                      $ 1,528       $   788       $(6,379)    $  (517)    $ 1,465
                                                   =================================================================

Per Share Data:
Net earnings (loss)
      Basic                                              $  0.32       $  0.17       $(1.35)     $ (0.11)    $  0.31
      Diluted                                            $  0.32       $  0.17       $(1.35)     $ (0.11)    $  0.31

Dividends                                                     --            --            --          --          --

Number of common shares used in computing
net income (loss) per share
Basic                                                      4,722         4,722         4,722       4,728       4,732
Diluted                                                    4,749         4,729         4,722       4,728       4,762

Balance Sheet Data at End of Fiscal Year:
   Working capital                                       $ 6,105       $ 4,802       $ 3,937     $ 7,133     $ 8,044
   Total assets                                           29,539        27,794        27,765      32,430      33,002
   Long term debt, net of current maturities                   9            21            35          63           2
   Stockholders' equity                                  $23,586       $21,976       $21,142     $27,474     $27,958
                                                   =================================================================
Selected Restaurant Operating Data:
   Systemwide Restaurant Sales:
     Company-owned                                       $22,332       $21,718       $21,167     $20,927     $20,214
     Franchised                                           58,802        63,564        68,009      73,465      68,454
                                                   -----------------------------------------------------------------
       Total                                             $81,134       $85,282       $89,176     $94,392     $88,668
                                                   =================================================================

Number of Units Open at End of Fiscal Year:
     Company-owned                                            27            26            27          24          16
     Franchised                                              156           147           178         159         163
     Branded outlets                                         308            57             0           0           0
                                                   -----------------------------------------------------------------
       Total                                                 491           230           205         183         179
                                                   =================================================================

Notes to Selected Financial Data
(1) The Company's fiscal year ends on the last Sunday in March which results in a 52 or 53 week year. Fiscal 1996 was a 53 week year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ended March 29, 1998 Compared to Fiscal Year Ended March 30, 1997

REVENUES

Total sales increased 8.3% or $1,812,000 to $23,530,000 for the fiscal year ended March 29, 1998 ("fiscal 1998") from $21,718,000 for the fiscal year ended March 30, 1997 ("fiscal 1997"). Company-owned restaurant sales increased 2.8% or

 $614,000 to $22,332,000 from $21,718,000. Comparable Company-owned unit sales (units operating for 18 months or longer as of the beginning of the fiscal year), increased by 3.8% in fiscal 1998 versus fiscal 1997. The Company has continued to expand its local store marketing activities and value pricing strategies that were implemented last year. During the year, the Company opened four Company-owned units within Home Depot Improvement Centers in Staten Island, NY, Brooklyn, NY, Union, NJ and Jersey City, NJ. Additionally, in June 1997, the Company completed the renovation of its Yonkers, NY restaurant which is now operated as a co-branded Nathan's / Pizza Hut / TCBY. Construction is currently underway for the renovation of our 86th Street location in Brooklyn, NY and our restaurant in the Kings Plaza Shopping Center. Additionally, plans are being considered to renovate and modernize the appearance and design of other units. Sales from the Branded Product Program that was implemented in April 1997 were $1,198,000 for fiscal 1998.

Franchise fees and royalties decreased by $176,000 or 5.4% to $3,062,000 in fiscal 1998 compared to $3,238,000 in fiscal 1997. Franchise royalties decreased by $71,000 or 2.8% to $2,489,000 in fiscal 1998 as compared to $2,560,000 in fiscal 1997. Franchise restaurant sales, upon which royalties are based, were $58,802,000 in fiscal 1998 as compared to $63,564,000 in fiscal 1997. The reductions in systemwide sales and franchise royalties are primarily attributed to the 53 Caldor units that were closed between November 1996 and February 1997. In fiscal 1997, these units generated sales and royalties of approximately $6,075,000 and $243,000, respectively. During fiscal 1998, franchisees and licensees opened 28 new units. At March 29, 1998, there were 156 franchised or licensed restaurants as compared to 147 at March 30, 1997. Franchise fee income was $573,000 in fiscal 1998 as compared to $678,000 in fiscal 1997. The majority of this difference is due to higher franchise fees being earned in fiscal 1997 associated with expired development agreements.

License royalties increased by $318,000 or 27.0% to $1,495,000 in fiscal 1998 as compared to $1,177,000 in fiscal 1997. The majority of this increase is a result of the Company's license arrangement with SMG, Inc., for the sale of Nathan's frankfurters in supermarkets. Of the total $318,000 increase, $180,000 represents higher amortization of the deferred fee received from SMG, Inc. in conjunction with the renegotiation of their contract which took effect January 1, 1997. As of March 29, 1998, this fee was fully amortized. The remainder of the difference is primarily attributed to royalties earned from higher sales to supermarkets by the licensee.

Investment and other income was $790,000 in fiscal 1998 as compared to $442,000 in fiscal 1997. The Company's investment income in fiscal 1998 was higher than in fiscal 1997 by $238,000 due in part to the increased amount of marketable investment securities and the disparity in the performance of the financial markets. In fiscal 1998, the Company also recognized net gains of approximately $170,000 from the disposal of three underperforming restaurants and other real estate transactions.

Costs and Expenses

Cost of sales increased by $1,437,000 from $13,031,000 in fiscal 1997 to $14,468,000 in fiscal 1998. The majority of this increase is attributable to the cost of product associated with the new Branded Product Program. As a percentage of restaurant sales, cost of restaurant sales were 60.5% in fiscal 1998 as compared to 60.0% in fiscal 1997. The Company continues to take steps to reverse the margin erosion which has become essential to remain competitive in the current value conscious marketplace and to offset the impact of the recent minimum wage increase.

Restaurant operating expenses decreased by $191,000 from $6,602,000 in fiscal 1997 to $6,411,000 in fiscal 1998. This decrease can be attributed to the closure of two of the three underperforming restaurants which were unprofitable, partially offset by $66,000 of pre-opening costs, expensed as incurred, in accordance with the adoption of a new accounting standard. As a percentage of restaurant sales, restaurant operating expenses were 28.8% in fiscal 1998 as compared to 30.4% in fiscal 1997.

Depreciation and amortization was $1,035,000 in fiscal 1998 as compared to $1,013,000 in fiscal 1997. Amortization of intangibles was $384,000 in fiscal 1998 as compared to $406,000 in fiscal 1997.

General and administrative expenses were $4,755,000 in fiscal 1998 as compared to $4,097,000 in fiscal 1997. Approximately $183,000 of the increase relates to costs associated with Company-owned and franchised restaurant supervision and marketing efforts for the Branded Product Program. Legal and other professional fees and international development expenses represent approximately $172,000 of the increase. The Company also increased its provision for doubtful accounts by $50,000 more than in fiscal 1997. Finally, approximately $145,000 of the increase relates to the effect of certain one-time benefits recognized in fiscal 1997.

Income Tax Provision

In fiscal 1998, the income tax provision was $290,000 or 16.0% of income before taxes. Management of the Company determined that, it was more likely than not that, a portion of its deferred tax assets would be realized and, accordingly, reduced its valuation allowance by $523,000. The fiscal 1998 provision before adjustment for the valuation allowance was $814,000 or 44.8% of income before taxes. Management will continue to monitor the likelihood of continued realizability of its deferred tax asset and may, if deemed appropriate under the facts and circumstances at that time, recognize further adjustments to its deferred tax valuation allowance in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". In fiscal 1997, the income tax provision was $622,000 or 44.1% of income before income taxes.

Fiscal Year Ended March 30, 1997 Compared to Fiscal Year Ended March 31, 1996

REVENUES

Company-owned restaurant sales increased 2.6% or $551,000 to $21,718,000 for the fiscal year ended March 30, 1997 ("fiscal 1997") from $21,167,000 for the fiscal year ended March 31, 1996 ("fiscal 1996"). Fiscal 1997 was a 52 week reporting period while fiscal 1996 was a 53 week reporting period. Comparable restaurant sales (units operating for 18 months or longer as of the beginning of the current fiscal year) increased approximately 1.0% or $177,000 from $17,677,000 in fiscal 1996 to $17,854,000 in fiscal 1997 on a comparable 52 week basis. One Company-owned unit was opened during fiscal 1997 generating $394,000 in restaurant sales. The full year effect of the Company-owned units which operated part of fiscal 1996 increased restaurant sales by $1,062,000. The increases were partially offset by the sales decline from restaurant closures of $700,000 and approximately $382,000 in restaurant sales which were generated during the additional week of operations in fiscal 1996. Sales continue to be challenged by the discount strategies of the Company's principal competitors, increased competition and certain external factors that effect specific restaurants. During fiscal 1997, the Company implemented a more aggressive local store marketing campaign, value pricing strategies and introduced new products in order to address the sales environment. In March 1996, the Company completed the renovation of two of its larger restaurants and has experienced sales increases at such stores over the prior fiscal year. The Company expects to complete the renovation of another restaurant in June 1997. Plans have been developed to renovate and modernize the appearance of certain other Company-owned units.

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

Restaurant operating expenses decreased as a percentage of restaurant sales from 31.8% in fiscal 1996 to 30.4% in the fiscal 1997. This decrease resulted primarily from the benefit derived from closing two unprofitable restaurants in the first quarter of fiscal 1997. Additionally, the Company renegotiated occupancy costs in a third unprofitable restaurant and benefited from lower property taxes in certain restaurants due to successful certiorari proceedings.

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

FOURTH QUARTER ADJUSTMENTS

The fourth quarter of fiscal 1996 included adjustments of (i) $3,907,000 relating to the Company's decision to early adopt the provisions of SFAS No. 121; (ii) $690,000 for certain other store closure costs; (iii) $500,000 of additional reserve relating to outstanding litigation against the Company; (iv) $380,000 of accrued rental expenses resulting from the default of a sublessee for space which is not expected to be utilized by the Company; and $324,000 of severance and related costs with respect to limited staff reductions at the corporate level.

Liquidity and Capital Resources

Cash and cash equivalents at March 29, 1998, aggregated $1,306,000, increasing by $659,000 during the fiscal 1998 period. At March 29, 1998, marketable investment securities totalled $8,514,000 and net working capital increased to $6,105,000 from $4,802,000 at March 30, 1997.

Cash provided by operations of $2,286,000 in fiscal 1998 is primarily attributable to net income of $1,528,000, total non-cash charges of $1,581,000, including depreciation and amortization of $1,419,000, an increase in accounts payable and accrued expenses of $296,000 and a decrease in prepaid expenses and other current assets of $252,000 which were offset by increases in marketable investment securities of $874,000 and inventories of $143,000 as well as a decrease in deferred franchise fees of $144,000.

Net cash used in investing activities of $1,610,000 represents capital expenditures of $1,740,000 for property and equipment relating to the construction of four new Company-owned units, which opened during fiscal 1998, the renovation of the Yonkers, NY restaurant and other fixed asset additions. Proceeds received from the sale of property of $130,000 relates to the sale of an underperforming restaurant.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital for its planned operations and expansion program through fiscal 1999. The Company also maintains a $5,000,000 uncommitted bank line of credit, which has been extended to September 30, 1998. The Company has not borrowed any funds to date under this line of credit.

SEASONALITY

The Company's business is affected by seasonal fluctuations, the effects of weather and economic conditions. Historically, sales and earnings have been highest during the first two fiscal quarters with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in the Company's marketplace for its Company-owned stores, which is principally the New York metropolitan area.

IMPACT OF INFLATION

During the past several years the Company's commodity costs have remained relatively stable. As such, management believes that inflation has not materially impacted earnings. Substantial increases in labor, food and other operating expenses could adversely affect the operations of the Company and the restaurant industry. In 1996, legislation was enacted which increased the Federal minimum wage, from $4.25 per hour to $4.75 on October 1, 1996 with another increase to $5.15 on September 1, 1997. The Company has experienced higher labor costs on a relatively small proportion of its workforce. Currently, Congress is contemplating additional increases to the minimum wage requirements. At this time, no legislative action has been taken. Management believes that in the event the minimum wage is increased, the Company may have to reconsider its pricing strategy as a means to offset any legislated increase to avoid reducing operating margins.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the Financial Accounting Standards Board issued Statement of Position (SOP 98-5) "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. The Company early adopted SOP 98-5 and the impact was not material to operations.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 128), "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS No. 128, and the impact was not material to previously reported EPS amounts.

YEAR 2000

In July, 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000", which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred.

The Company has undergone an internal evaluation of its computer systems and has determined that its existing computer systems would require a significant amount of effort and cost in order to make them Year 2000 compliant. Accordingly, in order to meet the growing business requirements and assure Year 2000 compliance, the Company has decided to replace its existing accounting systems and undertaken an evaluation of alternatives. The Company believes that the implementation can be accomplished in a timely manner and that the costs of such conversion will not have a material effect on the results of operations or financial position although there can be no assurance to this effect. Additionally, the Company has addressed the Year 2000 issue with its Point of Sale provider and has been assured that their systems will be Year 2000 compliant. The Company cannot predict the effect of the Year 2000 problem on the vendors and others with which the Company transacts business and there can be no assurance that the effect of the Year 2000 problem on such entities will not have a material adverse effect on the Company's business, operating results and financial position.

FORWARD LOOKING STATEMENT

Certain statements contained in this report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results and performance to differ materially from those described or implied in the forward looking statements. These risks and uncertainties, many of which are not within the Company's control, including, but not limited to economic, weather, legislative and business conditions; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; ability to continue to attract franchisees; the ability to purchase our primary food and paper products at reasonable prices; no material increases in the minimum wage; and the Company's ability to attract competent restaurant, and managerial personnel.

Item 8. Financial Statements and Supplementary Data

      The consolidated financial statements and supplementary data is submitted as a separate section of this report beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

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

 Exhibit
   No.                                   Exhibit
 -------                                 -------
  3.1 Certificate of Incorporation of the Company.(Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-56976.)
  3.2 Amendment to the Certificate of Incorporation, filed December 15, 1992.(Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)
  3.3 By-Laws of the Company.(Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 No. 33-56976.)
  3.4 Amendment to By-Laws of the Company (Incorporated by reference to Exhibit 3.4 to the Annual Report on form 10-K for the year ended March 26, 1995.)
  4.1 Specimen Stock Certificate.(Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)
  4.2 Form of Warrant issued to Ladenburg, Thalmann & Co., Inc. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 No. 33-56976.)
  4.3 Form of Warrant issued to Howard M. Lorber. ( Incorporated by reference to Exhibit 4.3 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)
  4.4 Amendment to Warrant issued to Howard M. Lorber (Incorporated by reference to Exhibit 4.4 to the Annual Report filed on form 10-K for the fiscal year ended March 31, 1996.)
  4.5 Specimen Rights Certificate (Incorporated by reference to Exhibit 4 to the Current Report on form 8-K dated July 14, 1995.)
 10.1 Employment Agreement between the Company and Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 33-56976.)
 10.2       Leases for premises at Coney Island, New York, as follows:
            (Incorporated by reference Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
            a) Lease, dated November 22, 1967, between Nathan's Realty
               Associates and the Company.
            b) Lease, dated November 22, 1967, between Ida's Realty Associates and the Company.
            c) Lease, dated November 17, 1967, between Ida's Realty Associates and the Company.
10.3        Leases for the premises at Yonkers, New York, as follows:
            (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 No. 33-56976.)
            a) Lease Modification of Land and Building Lease  between the
               Yonkers Corp. and the Company, dated November 19, 1980;

            b) Lease Modification of Land and Building Lease between 787
               Central Park Avenue, Inc., and the Company dated May 1, 1980.
10.4 Lease between the Company and NWCM Corp. for premises at Oceanside, New York, dated March 14, 1975. (Incorporated by reference to
            Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.5 1992 Stock Option Plan of the Company, as amended. (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-8 No. 33-93396.)
10.6 Area Development Agreement between the Company and Marriott Corporation, dated February 19, 1993. (Incorporated by reference to
            Exhibit 10.9(a) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993.)
10.7 Area Development Agreement between the Company and Premiere Foods, dated September 11, 1990. (Incorporated by reference to Exhibit
            10.10 to Registration Statement on Form S-1 No. 33-56976.)
10.8        Area Development Agreement between the Company and Caldor, Inc.
            dated March 31, 1992. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 No. 33-56976.)
10.9        Form of Standard Franchise Agreement. (Incorporated by reference to
            Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)
10.10       The Company's 401K Plan and Trust. (Incorporated by reference to
            Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.11 Settlement Agreement between the Company and Blackwell Estates, Inc. and Ellen Investors Corp. relating to the 42nd Street urban development condemnation award. (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 No. 33-56976.)
10.12 Restricted Stock Grant letter to Mr. Norbitz. (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 No. 33-56976.)
10.13 Agreement dated January 11, 1993, between the Company and Nathan's Famous Associates. (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 No. 33-56976.)
10.14 Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, between the Company and Wayne Norbitz. (Incorporated by reference to Exhibit 10.19 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)
10.15 Employment Agreement between the Company and Howard M. Lorber dated November 8, 1993. (Incorporated by reference to Exhibit 10.20 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)
10.16 Amendment dated January 26, 1996, to the Employment Agreement, dated November 8, 1993, between the Company and Howard M. Lorber. (Incorporated by reference to Exhibit 10.16 to the Annual Report filed on form 10-K for the fiscal year ended March 31, 1996.)
10.17 License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc., including amendments and waivers thereto. ( Incorporated by reference to Exhibit 10.21 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)
10.18 Form of Grid Note from Nathan's Famous Operating Corp. to Chemical Bank. (Incorporated by reference to Exhibit 10.18 to the Annual Report filed on form 10-K for the fiscal year ended March 31, 1996.)
10.19       Outside Director Stock Option Plan. (Incorporated by reference to
            Exhibit 10.22 to Registration Statement on Form S-8 No. 33-89442.)
10.20 Home Depot Food Service Lease Agreement. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on form 10-K for the fiscal year ended March 26, 1995.)
10.21 Form of Rights Agreement dated July 14, 1995 between the Company and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4 to the Current Report filed on form 8-K dated July 14, 1995.)
10.22 Modification Agreement to the Employment Agreement between the Company and Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)
10.23 Amendment to License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)
10.24 Warrant Agreement dated November 24, 1996 between the Company and Jerry Krevans. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the fiscal year ended March 30, 1997.)
10.25 Second Amended and Restated Rights Agreement dated as of April 6, 1998 between the Company and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Form 8-A/A dated April 6, 1998.)
10.26       1998 Stock Option Plan.

21          List of Subsidiaries of the Registrant.
23.1        Consent of Arthur Andersen LLP.

      (b) Reports on Form 8-K

            No reports on Form 8-K have been filed during the last quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 16 day of June, 1998.

Nathan's Famous, Inc.


/s/ WAYNE NORBITZ
----------------------------
Wayne Norbitz, President and
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 16th day of June, 1998.


/s/ HOWARD M. LORBER
----------------------------
Howard M. Lorber                       Chairman of the Board and Chief Executive
                                       Officer (Principal Executive Officer)


/s/ WAYNE NORBITZ                      President, Chief Operating Officer and
----------------------------           Director
Wayne Norbitz


/s/ RONALD G. DEVOS                    Vice President - Finance and Chief
----------------------------           Financial Officer  (Principal Financial
Ronald G. DeVos                        and Accounting Officer)



/s/ ROBERT J. EIDE
----------------------------
Robert J. Eide                         Director


/s/ BARRY LEISTNER
----------------------------
Barry Leistner                         Director


/s/ JEFFREY A. LICHTENBERG
----------------------------
Jeffrey A. Lichtenberg                 Director


/s/ ATTILIO F. PETROCELLI
----------------------------
Attilio F. Petrocelli                  Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statement of Nathan's Famous, Inc. and subsidiaries are included in item 8:

                                                                           Page
                                                                           ----
Report of Independent Public Accountant Arthur Andersen LLP                F-2
Consolidated Balance Sheets at March 29, 1998 and
  March 30, 1997                                                           F-3
Consolidated Statements of Operations for the Fiscal Years
  ended March 29, 1998, March 30, 1997 and March 31, 1996                  F-4
Consolidated Statements of Stockholder Equity for the Fiscal
  Years ended March 29, 1998, March 30, 1997 and
  March 31, 1996                                                           F-5
Consolidated Statements of Cash Flows for the Fiscal Years
  ended March 29, 1998, March 30, 1997 and March 31, 1996                  F-6
Notes to the Consolidated Financial Statements                             F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Nathan's Famous, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Nathan's Famous, Inc., (a Delaware Corporation) and subsidiaries as of March 29, 1998 and March 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan's Famous, Inc. and subsidiaries as of March 29, 1998 and March 30, 1997, and the results of their operations and their cash flows for each of the three years in the period then ended in conformity with generally accepted accounting principles.

Roseland, New Jersey
June 16, 1998

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                                                  March 29,    March 30,
                                           ASSETS                                   1998         1997
                                                                                    ----         ----
CURRENT ASSETS:

   Cash and cash equivalents                                                      $  1,306    $    647
   Marketable investment securities                                                  8,514       7,640
   Franchise and other receivables, net                                                976       1,039
   Inventories                                                                         356         213
   Prepaid expenses and other current assets                                           276         502
   Deferred income taxes                                                               478         415
                                                                                  --------    --------

                  Total current assets                                              11,906      10,456

   Property and equipment, net                                                       6,171       5,480
   Intangible assets, net                                                           11,270      11,640
   Other assets, net                                                                   192         218
                                                                                  --------    --------
                                                                                  $ 29,539    $ 27,794
                                                                                  ========    ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $    956    $    754
   Accrued expenses and other current liabilities                                    4,708       4,614
   Deferred franchise fees                                                             125         269

   Current installments of obligations under capital leases                             12          17
                                                                                  --------    --------

                  Total current liabilities                                          5,801       5,654

   Obligations under capital leases, net of current installments                         9          21
   Other liabilities                                                                   143         143
                                                                                  --------    --------
                  Total liabilities                                                  5,953       5,818
                                                                                  --------    --------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 20,000,000 shares authorized,
     4,722,216 issued and outstanding at March 29, 1998 and
     March 30, 1997                                                                     47          47
   Additional paid-in capital                                                       32,389      32,307
   Accumulated deficit                                                              (8,850)    (10,378)
                                                                                  --------    --------
                  Total stockholders' equity                                        23,586      21,976
                                                                                  --------    --------
                                                                                  $ 29,539    $ 27,794
                                                                                  ========    ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                               For the Fiscal Year Ended
                                                            --------------------------------
                                                            March 29,   March 30,  March 31,
                                                              1998        1997       1996
                                                              ----        ----       ----
REVENUES:
   Sales                                                    $ 23,530   $ 21,718   $ 21,167
   Franchise fees and royalties                                3,062      3,238      3,249
   License royalties                                           1,495      1,177      1,272
   Investment and other income                                   790        442        753
                                                            --------   --------   --------

                  Total revenues                              28,877     26,575     26,441
                                                            --------   --------   --------

COSTS AND EXPENSES:
   Cost of sales                                              14,468     13,031     12,833
   Restaurant operating expenses                               6,411      6,602      6,730
   Depreciation and amortization                               1,035      1,013      1,724
   Amortization of intangible assets                             384        406        665
   General and administrative expenses                         4,755      4,097      5,457
   Interest expense                                                6         16         28
   Impairment of long-lived assets                                --         --      3,907
   Other expense                                                  --         --      1,570
                                                            --------   --------   --------

                  Total costs and expenses                    27,059     25,165     32,914
                                                            --------   --------   --------

Income (loss) before provision (benefit) for income taxes      1,818      1,410     (6,473)

Provision (benefit) for income taxes (Note 10)                   290        622        (94)
                                                            --------   --------   --------

                  Net income (loss)                         $  1,528   $    788   $ (6,379)
                                                            ========   ========   ========

PER SHARE INFORMATION (Note 3):
   Net income (loss) per share:
     Basic                                                  $    .32   $    .17   $  (1.35)
                                                            ========   ========   ========
     Diluted                                                $    .32   $    .17   $  (1.35)
                                                            ========   ========   ========

   Shares used in computing net income (loss):

     Basic                                                     4,722      4,722      4,722
                                                            ========   ========   ========

     Diluted                                                   4,749      4,729      4,722
                                                            ========   ========   ========

              The accompanying notes are an integral part of these
                            consolidated statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (in thousands, except share amounts)

                                                                            Additional                              Total
                                                      Common      Common     Paid-in    Deferred    Accumulated  Stockholders'
                                                      Shares      Stock      Capital   Compensation   Deficit       Equity
                                                      ------      -----      -------   ------------   -------       ------
BALANCE, March 26, 1995                             4,722,216   $      47   $  32,388   $    (174)   $  (4,787)   $  27,474

   Amortization of deferred compensation relating
     to restricted stock                                   --          --          --          47           --           47
   Net loss                                                --          --          --          --       (6,379)      (6,379)
                                                    ---------   ---------   ---------   ----------   ----------   ----------
BALANCE, March 31, 1996                             4,722,216          47      32,388        (127)     (11,166)      21,142

   Amortization of deferred compensation relating
     to restricted stock                                   --          --          --          46           --           46
   Net income                                              --          --          --          --          788          788
                                                    ---------   ---------   ---------   ----------   ----------   ----------
BALANCE, March 30, 1997                             4,722,216          47      32,388         (81)     (10,378)      21,976

   Amortization of deferred compensation relating
     to restricted stock                                   --          --          --          47           --           47

   Fair value of stock warrants granted to
     non-employees                                         --          --          35          --           --           35
   Net income                                              --          --          --          --        1,528        1,528
                                                    ---------   ---------   ---------   ----------   ----------   ----------

BALANCE, March 29, 1998                             4,722,216   $      47   $  32,423   $     (34)   $  (8,850)   $  23,586
                                                    =========   =========   =========   ==========   ==========   ==========

                          The accompanying notes are an
                integral part of these consolidated statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        For the Fiscal Year Ended
                                                                    --------------------------------
                                                                    March 29,  March 30,   March 31,
                                                                       1998      1997       1996
                                                                       ----      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $ 1,528    $   788    $(6,379)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in)
     operating activities:
     Depreciation and amortization                                    1,035      1,013      1,724
     Impairment of long-lived assets                                     --         --      3,907
     Amortization of intangible assets                                  384        406        665
     Issuance of stock warrants for services received                    35         --         --
     Provision for doubtful accounts                                     80         30        339
     Amortization of deferred compensation                               47         46         47
     Gain on sale of restaurant                                        (130)        --         --
     Deferred income taxes                                              (63)       156       (154)
   Changes in operating assets and liabilities:
     Marketable investment securities                                  (874)    (1,512)    (2,032)
     Franchise and other receivables                                    (17)        39       (160)
     Inventories                                                       (143)        13         15
     Prepaid expenses and other assets                                  252       (178)       (55)
     Prepaid income taxes                                                --        746       (122)
     Accounts payable and accrued expenses                              296       (306)     1,546
     Deferred franchise fees                                           (144)        (8)        77
     Deferred area development fees                                      --       (200)       (85)
     Other non-current liabilities                                       --       (271)       256
                                                                    -------    --------   -------
              Net cash provided by (used in) operating activities     2,286        762       (411)
                                                                    -------    --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (1,740)      (896)    (2,984)
   Proceeds from sale of property and equipment                         130         --        125
                                                                    -------    --------   -------
              Net cash used in investing activities                  (1,610)      (896)    (2,859)
                                                                    -------    --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal repayments of obligations under capital leases             (17)       (20)       (15)
                                                                    -------    --------   -------
              Net cash used in financing activities                     (17)       (20)       (15)
                                                                    -------    --------   -------

Net change in cash and cash equivalents                                 659       (154)    (3,285)

CASH AND CASH EQUIVALENTS, beginning of year                            647        801      4,086
                                                                    -------    --------   -------

CASH AND CASH EQUIVALENTS, end of year                              $ 1,306    $   647    $   801
                                                                    =======    ========   =======

CASH PAID DURING THE YEAR FOR:
   Interest                                                         $     6    $    16    $    26
                                                                    =======    ========   =======
   Income taxes                                                     $   421    $   182    $   685
                                                                    =======    ========   =======

NONCASH FINANCING ACTIVITIES:

   Issuance of stock warrants for services received                 $    35    $    --    $    --
                                                                    =======    ========   =======

              The accompanying notes are an integral part of these
                            consolidated statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (in thousands, except share amounts)

1. DESCRIPTION AND ORGANIZATION OF BUSINESS:

Description of Business

Nathan's Famous, Inc. and Subsidiaries (collectively the "Company") develops and operates a chain of retail fast food style restaurants which prepare and serve quality food products to the public. Nathan's Famous Restaurants feature a specialized menu which includes, among other things, hot dogs, manufactured with a proprietary spice formula, hamburgers, crinkle-cut french fries, assorted sandwiches and platters. The Company primarily operates in the eastern region of the United States, with 27 Company-owned stores and 156 franchised units operating as of March 29, 1998.

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

On February 26, 1993, the Company completed an initial public offering in which it sold 1,500,000 shares of common stock at an offering price of $9.00 per share. The net proceeds from the offering, after deducting underwriters' commissions and offering costs of approximately $1,850, were $11,654. The Company used $5,917 of the net proceeds from the public offering to retire a term loan with a bank. In April 1993, the underwriter exercised its overallotment option to purchase an additional 225,000 shares of common stock at the offering price, resulting in additional proceeds to the Company of $1,863, net of underwriters' commissions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year ends on the last Sunday in March, which results in a 52 or 53 week reporting period. The results of operations for fiscal 1998 and 1997 are presented on the basis of a 52-week reporting period, and fiscal 1996 is presented on the basis of 53-week reporting period.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash restricted for untendered shares associated with the Acquisition amounted to $273 and $280 at March 29, 1998 and March 30, 1997, respectively, and is included in cash and cash equivalents.

Inventories

Inventories consist primarily of restaurant food items and supplies and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Marketable Investment Securities

The Company classifies its investments in marketable investment securities as "trading" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Such securities are reported at fair value, with unrealized gains and losses included in earnings. Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

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

     Building and improvements                             5 - 25 years
     Machinery, equipment, furniture and fixtures          5 - 15 years
     Leasehold improvements                                5 - 20 years

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of the assets acquired relating to the Acquisition and are being amortized over a period of 40 years. Accumulated amortization at March 29, 1998 and March 30, 1997, was $4,118 and $3,734, respectively. Amortization expense for goodwill was $384 for each of the three years in the period ended March 29, 1998. Amortization expense for store pre-opening costs and other intangibles was $0, $22 and $281 for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996, respectively.

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

Fair Value of Financial Instruments

The Company accounts for the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The carrying value of all financial instruments reflected in the accompanying balance sheets approximated fair value at March 29, 1998 and March 30, 1997, respectively.

Stock-Based Compensation

Effective March 30, 1997, the Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS No. 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and net income per share in the notes to the financial statements (Note 11).

Recently Issued Accounting Standards

In April 1998, the Financial Accounting Standards Board issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. The Company early adopted this SOP during fiscal 1998 and the impact was not material to the results of operations.

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

Franchisees under a franchise agreement are generally required to pay an initial franchise fee and a monthly royalty of 4% - 4.5% of restaurant sales. Franchisees under a license agreement do not pay an initial fee and remit monthly royalty payments based on 10% of restaurant sales up to $250, 8% of restaurant sales between $250 and $500 and 6% of restaurant sales in excess of $500 per annum. Franchise fees are recognized as revenue when the Company performs substantially all initial services required by the franchise agreement, which is generally upon restaurant opening. Revenue under area development agreements is recognized ratably over the number of restaurants opened, as provided for in the respective agreements. Franchise royalties are accrued as earned. Franchise and area development fees received prior to completion of the revenue recognition process are recorded as deferred revenue. At March 29, 1998 and March 30, 1997, $125 and $269, respectively, of deferred franchise and area development fees are included in the accompanying consolidated balance sheets.

Concentrations of Credit Risk

The Company's receivables consist principally of receivables from franchisees for royalties and advertising contributions. At March 29, 1998 and March 30, 1997, one and two franchisees, respectively, represented an aggregate of approximately 19% and 23%, respectively, of franchise royalties receivable.

Advertising

The Company administers the Nathan's Famous Systems, Inc. Advertising Fund, a separate legal entity, to coordinate the marketing efforts for the Nathan's Famous System. Under this arrangement, the Company collects and disburses fees paid by franchisees and Company-owned stores for the national and regional advertising, promotional and public relations programs. Contributions are based on specified percentages of net sales, generally ranging between 0%-3%. Advertising contributions from Company-owned stores are included in restaurant operating expenses in the accompanying consolidated statements of operations. Net Company-owned store advertising expense was $424, $570 and $625 for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Reclassifications

Certain reclassifications of prior period balances have been made to conform with the current year presentation.

3. NET INCOME (LOSS) PER SHARE

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This statement changes the standards for computing and presenting earnings per share ("EPS"), replacing the presentation of primary EPS as previously required by Accounting Principles Board Opinion No. 15, with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the fully diluted EPS calculation previously required by APB No. 15.

The following chart provides a reconciliation of information used in calculating the per share amounts for the periods ended March 29, 1998 and March 30, 1997, respectively. No information is presented for the period ended March 31, 1996 as the calculation would present anti-dilutive results:

                                                                                              Net Income
                                                           Net Income           Shares        Per Share
                                                           ----------           ------        ---------
                                                          1998     1997      1998   1997      1998   1997
                                                          ----     ----      ----   ----      ----   ----
Basic EPS

Basic calculation                                        $ 1,528   $ 788     4,722  4,722    $ .32  $ .17

Effect of dilutive employee stock options and
   warrants                                                   --       --       27      7       --     --
                                                         -------   ------    -----  -----    -----  -----

  Diluted calculation                                    $ 1,528   $ 788     4,749  4,729    $ .32  $ .17
                                                         =======   =====     =====  =====    =====  =====

4.IMPAIRMENT OF LONG-LIVED ASSETS:

The Company early adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in fiscal 1996 for purposes of determining and measuring impairment of certain long-lived assets to be held and used in the business as well as assets to be disposed of. The Company considers a history of store operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company has identified the appropriate grouping of assets to be individual restaurants, and such assets are deemed to be impaired if a forecast of undiscounted future operating cash flows, including disposal value, if any, is less than its carrying amount. The loss is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and, accordingly, actual results could vary significantly from such estimates.

The impairment loss recorded upon adoption of SFAS No. 121 was $3,907 in fiscal 1996. As a result of the reduced carrying amount of the impaired assets, depreciation and amortization expense for fiscal 1998 and 1997 was reduced by approximately $563 for stores that continued in operation.

As of March 29, 1998, the Company has closed 5 stores which relate to the impairment charge. The results of operations for stores to be closed were as follows for the years ended March 29, 1998, March 30, 1997 and March 31, 1996:

                                     1998       1997       1996
                                     ----       ----       ----
Revenues                          $   504    $   331    $ 1,089
Operating expenses                   (588)      (399)    (1,453)
Depreciation                           --         --       (108)
                                  -------    -------    -------
Losses from stores to be closed       (84)       (68)      (472)

5.   FRANCHISE AND OTHER RECEIVABLES, net:

Franchise and other receivables, net, consists of the following:

                                           1998     1997
                                           ----     ----
Franchise royalties                      $1,166   $1,116
License royalties                            --      136
Other                                       353      368
                                         ------   ------
                                          1,519    1,620
Less:  allowance for doubtful accounts      543      581
                                         ------   ------
                                         $  976   $1,039
                                         ======   ======

6.   MARKETABLE INVESTMENT SECURITIES:

Marketable investment securities at March 29, 1998 and March 30, 1997 consisted of trading securities with aggregate fair values of $8,514 and $7,640, respectively. Fair values of corporate and municipal bonds are based upon quoted market prices. The investment in trading limited partnerships is based upon the proportionate share of the underlying net assets of the partnerships.

The gross unrealized holding gains and fair values of trading securities by major security type at March 29, 1998, March 30, 1997 and March 31, 1996 were as follows:

                                     1998                         1997                          1996
                                     ----                         ----                          ----
                              Gross                        Gross                         Gross
                           Unrealized       Fair        Unrealized         Fair       Unrealized      Fair
                             Holding      Value of        Holding        Value of      Holding      Value of
                              Gain      Investments     Gain/(Loss)     Investment       Gain      Investments
                              ----      -----------     -----------     ----------       ----      -----------
Commercial paper           $    --         $    --       $    --          $ 2,275      $    --        $    --
Corporate bonds                  6             563            (2)           2,451           15            514
Municipal bonds                 29           6,936            54            2,111           88          4,274
Investment in trading
  limited partnerships *       212           1,015           303              803          340          1,340
                           -------         -------       -------          -------      -------        -------
                           $   247         $ 8,514       $   355          $ 7,640      $   443        $ 6,128
                           =======         =======       =======          =======      =======        =======

* The Company can sell its investment in the trading limited partnerships without penalty at any time.

7. PROPERTY AND EQUIPMENT, net:

Property and equipment, net, consists of the following:

                                                     1998      1997
                                                     ----      ----
Construction in progress                           $   526   $   184
Land                                                   896       896
Building and improvements                            1,647     1,036
Machinery, equipment, furniture and fixtures         4,566     4,231
Leasehold improvements                               6,146     5,699
                                                   -------   -------
                                                    13,781    12,046
Less:  accumulated depreciation and amortization     7,610     6,566
                                                   -------   -------
                                                   $ 6,171   $ 5,480
                                                   =======   =======

Related depreciation and amortization expense totalled $1,035, $1,013 and $1,724 for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

                                                        1998              1997
                                                        ----              ----
Accrued professional fees                            $    495          $    526
Accrued litigation                                      1,027             1,000
Accrued vacation                                          362               358
Accrued store closure costs                                90                30
Accrued insurance                                         675               563
Accrual for untendered shares                             273               280
Sales and payroll taxes payable                           272               279
Deferred revenue                                          409               366
Other                                                   1,105             1,212
                                                     --------          --------
                                                     $  4,708          $  4,614
                                                     ========          ========

9.   FINANCING ARRANGEMENTS:

The Company has a $5,000 line of credit with a certain financial institution. Borrowings under the line of credit are intended to be used to meet the normal short-term working capital needs of the Company. The line of credit is not a commitment and, therefore, credit availability is subject to ongoing approval. The line of credit expires on September 30, 1998, and bears interest at the prime rate. There were no borrowings outstanding under this line of credit at March 29, 1998 and March 30, 1997, respectively.

10.  INCOME TAXES:

Income tax expense (benefit) consists of the following for the years ended March 29, 1998, March 30, 1997 and March 31, 1996:

                                                             1998     1997     1996
                                                             ----     ----     ----
Federal:
  Current                                                   $ 255    $ 399    $ (68)
  Deferred                                                    331      134     (503)
                                                            -----    -----    -----
                                                              586      533     (571)
                                                            -----    -----    -----
State and local:
  Current                                                      98       67       60
  Deferred                                                    129       22       --
                                                            -----    -----    -----
                                                              227       89       60
                                                            -----    -----    -----
Adjustment to valuation allowance relating
  to opening net deferred tax asset                          (523)      --      417
                                                            -----    -----    -----
                                                            $ 290    $ 622    $ (94)
                                                            =====    =====    =====

Total income tax expense (benefit) for fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                                    1998       1997       1996
                                                                    ----       ----       ----
Computed "expected" tax expense (benefit)                         $   618    $   482    $(2,201)
Nondeductible amortization                                            131        144        131
State and local income taxes, net of Federal income tax benefit       149         49         40
Tax-exempt investment earnings                                        (55)       (50)       (49)
Change in the valuation allowance for net deferred tax assets        (523)        --      1,949
Other                                                                 (30)        (3)        36
                                                                  -------    -------    -------
                                                                  $   290    $   622    $   (94)
                                                                  =======    =======    =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                          1998       1997
                                                          ----       ----
Deferred tax assets:
  Accrued expenses                                      $   564    $   426
  Allowance for doubtful accounts                           209        217
  Deferred revenue                                          118        143

  Depreciation expense                                      431        618
  Expenses not deductible until paid                        639        712
  Impairment of long-lived assets                         1,101      1,404
  Net operating loss carryforward                            --         47
  Other                                                      --         24
                                                        -------    -------
         Total gross deferred tax assets                  3,062      3,591
                                                        -------    -------

Deferred tax liabilities:
  Involuntary conversion                                    504        504
  Unrealized gain on marketable investment securities       211        221
  Other                                                      26         85
                                                        -------    -------
         Total gross deferred tax liabilities               741        810
                                                        -------    -------
         Net deferred tax asset                           2,321      2,781

Less:  Valuation allowance                               (1,843)    (2,366)
                                                        -------    -------
                                                        $   478    $   415
                                                        =======    =======

In fiscal 1998, management of the Company determined that, more likely than not, a portion of its previously-reserved deferred tax assets would be realized and, accordingly, reduced the related valuation allowance. The reduction in the valuation allowance is included in the income tax provision (benefit) in the accompanying consolidated statement of operations for fiscal 1998. The determination that the net deferred tax asset of $478 at March 29, 1998 is realizable is based on the Company's profitability during fiscal 1998, and the continued positive impact of the sales performance of its products.

11. STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS:

Stock Option Plans

On December 15, 1992, the Company adopted the 1992 Stock Option Plan (the "Plan") which provides for the issuance of incentive stock options (ISO's) to officers and key employees and non-qualified stock options to directors, officers and key employees. Up to 525,000 shares of common stock have been reserved for issuance under the Plan. The terms of the options are generally ten years, except for ISO's granted to any employee, whom prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the option term will be five years. The exercise price for non-qualified stock options outstanding under the Plan can be no less than the fair market value, as defined, of the Company's common stock at the date of grant. For ISO's, the exercise price can generally be no less than the fair market value of the Company's common stock at the date of grant, with the exception of any employee who prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the exercise price can be no less than 110% of fair market value of the Company's common stock at the date of grant.

On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for the issuance of non-qualified stock options to non-employee directors, as defined, of the Company. Up to 200,000 shares of common stock have been reserved for issuance under the Directors' Plan. The Directors' Plan provides that each non-employee director would be granted an option to purchase 25,000 shares of common stock at a price of $6.25 per share effective June 1, 1994, and for each subsequent year through June 1, 1996, each non-employee director would be granted options to purchase 12,500 shares of common stock at 100% of the fair market value of the common stock on the date of grant. Options awarded to each non-employee director shall vest over a period of two years, subject to forfeiture under certain conditions and shall be exercisable upon vesting. There were 0, 50,000 and 50,000 options granted under the provisions of the Directors Plan during the years ended March 29, 1998, March 30, 1997 and March 31, 1996, respectively.

Subsequent to March 29, 1998, the Company adopted the Nathan's Famous Inc. 1998 Stock Option Plan (the "New Plan"), which provides for the issuance of non-qualified stock options to directors, officers and key employees. Up to 500,000 shares of common stock have been reserved for issuance under the New Plan. In April 1998, the Company granted the remaining 120,000 ISO's under the 1992 Stock Option Plan and the Company also issued 30,000 stock options under the New Plan.

The Plan, the New Plan and the Directors' Plan expire on December 2, 2002, April 5, 2008 and December 31, 2004, respectively, unless terminated earlier by the Board of Directors under conditions specified in the Plan.

Warrants

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

On July 17, 1997, the Company also granted an additional warrant to purchase 150,000 shares of its common stock at an exercise price of $3.25 per share, the actual market price of the Company's common stock on the date of grant, to its Chairman and Chief Executive Officer. Commencing on July 17, 1998, 37,500 shares vest annually and the warrant expires in July 2007.

In November 1996, the Company granted to a non-employee consultant a warrant to purchase 50,000 shares of its common stock at an exercise price of $3.94 per share, which represented the market price of the Company's common stock on the date of grant. Upon the date of grant, one-third of the shares vested immediately, one-third on the first anniversary thereof, and the remaining one-third on the second anniversary thereof. The warrant expires on November 24, 2001.

A summary of the status of the Company's stock option plans and warrants at March 29, 1998, March 30, 1997 and March 31, 1996 and changes during the years then ended is presented in the table and narrative below:

                                                        1998                             1997                            1996
                                            ----------------------------      --------------------------     -----------------------
                                                              Weighted -                  Weighted -                      Weighted -
                                                              Average                      Average                         Average
                                                              Exercise                    Exercise                        Exercise
                                                Shares         Price          Shares       Price              Shares       Price
                                                ------         -----          ------       -----              ------       -----
Options and warrants outstanding-
  beginning of year                            601,167        $  5.54        511,167     $  5.99             376,167      $  6.80

  Granted                                      150,000           3.25        110,000        3.75             175,000         4.27

  Exercised                                         --             --             --          --                  --           --

  Canceled                                      (1,000)            --        (20,000)       7.40             (40,000)        6.00
                                               -------                       -------                         -------

Options and warrants outstanding-
  end of year                                  750,167           5.03        601,167        5.54             511,167         5.99
                                               =======                       =======                         =======

Options and warrants exercisable-
  end of year                                  485,503                       398,371                         268,270
                                               =======                       =======                         =======

Weighted average fair value of
  options and warrants granted                                $  1.56                    $  1.99                          $  2.06
                                                              =======                    =======                          =======

The following table summarizes information about stock options and warrants outstanding at March 29, 1998:

                                                                                                       Options and Warrants
                                                 Options and Warrants Outstanding                           Exercisable
                                      -------------------------------------------------------      ----------------------------

                                           Number               Weighted             Weighted          Number          Weighted
                                        Outstanding             Average              Average         Exercisable       Average
                                             at                Remaining             Exercise            at            Exercise
      Range of Exercise Prices            3/29/98           Contractual Life          Price            3/29/98          Price
      ------------------------            -------           ----------------          -----            -------          -----
          $  3.25  to $4.88                445,000                8.75                $ 4.09           190,336         $ 4.18

             4.89  to  7.34                246,167                6.70                  6.55           236,167           6.58

             7.35  to  9.25                 59,000                6.08                  8.53            59,000           8.46
                                           -------                ----                ------           -------         ------
          $  3.25  to $9.25                750,167                7.87                $ 5.03           485,503         $ 5.87
                                           =======                ====                ======           =======         ======

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                           1998                 1997
                                           ----                 ----
Expected life (years)                       6.7                  7.5
Interest rate                              6.20%                6.76%

Volatility                                 33.99%              33.75%
Dividend yield                                 0%                  0%

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

                                   (in thousands, except per share amounts)
                                                 1998                 1997
                                                 ----                 ----
Net income:            As reported             $ 1,528                $798

                       Pro forma                 1,286                 601

Net income per share:  Basic

                       As reported             $   .32          $      .17

                       Pro forma                   .27                 .13

                       Diluted

                       As reported             $   .32          $      .17

                       Pro forma                   .27                 .13

Because the SFAS No. 123 method of accounting is not applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Common Stock Purchase Rights

On June 20, 1995, the Board of Directors declared a dividend distribution of one common stock purchase right (the "Rights") for each outstanding share of Common Stock of the Company. The distribution was paid on June 20, 1995 to the shareholders of record on June 20, 1995. The terms of the Rights were amended on April 6, 1998. Each Right, as amended, entitles the registered holder thereof to purchase from the Company one share of the Common Stock at a price of $4.00 per share (the "Purchase Price"), subject to adjustment for anti-dilution. New Common Stock certificates issued after June 20, 1995 upon transfer or new issuance of the Common Stock will contain a notation incorporating the Rights Agreement by reference.

The Rights are not exercisable until the Distribution Date. The Distribution Date is the earlier to occur of (I) ten days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of the Common Stock, as amended, or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement, or announcement of an intention to make a tender offer or exchange offer by a person (other than the Company, any wholly-owned subsidiary of the Company or certain employee benefit plans) which, if consummated, would result in such person becoming an Acquiring Person. The Rights will expire on June 19, 2005, unless earlier redeemed by the Company.

At any time prior to the time at which a person or group or affiliated or associated persons has acquired beneficial ownership of 20% or more of the outstanding shares of the Common Stock of the Company, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right. In addition, the Rights Agreement, as amended, permits the Board of Directors, following the acquisition by a person or group of beneficial ownership of 20% or more of the Common Stock (but before an acquisition of 50% or more the Common Stock), to exchange the Rights (other than Rights owned by such 20% person or group), in whole or in part, for Common Stock, at an exchange ratio of one share of Common Stock per Right.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company has reserved, 6,047,216 shares of Common Stock for issuance upon exercise of the Rights.

Restricted Stock Grants

On December 21, 1992, the Company awarded an aggregate of 50,016 shares of common stock to two executive officers. Pursuant to the terms of the agreement, the shares are subject to certain restrictions which expire on December 21, 1998. The restrictions shall lapse with respect to one-third of the shares on every other December 21 beginning on December 21, 1994, and, with respect to all shares, in the event of termination of employment for any reason other than for "cause", voluntary termination for "good reason" and death or disability, as defined. If at any time prior to December 21, 1998, employment of either executive officer is terminated for "cause" or any other reason not provided for under the agreement, any such shares still subject to restrictions as previously described shall be transferred to the Company without monetary consideration. In November 1994, 10,016 shares of common stock awarded as a restricted stock grant was forfeited by one of the executive officers upon termination of employment.

Compensation expense, based upon the fair market value of the stock on the date of grant, was determined by the Company to be $7 per share. Aggregate compensation expense of $280 is being recognized ratably over the six year period in which the restrictions lapse and has been included as deferred compensation as a component of stockholders' equity in the accompanying consolidated statement of stockholders' equity. Compensation expense was approximately $47, $46 and $47 for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996, respectively.

Employment Agreements

The Company and its Chairman and Chief Executive Officer entered into an employment agreement in November 1993 for a period commencing on November 1, 1993 and ending on October 31, 1997. In July 1997 the employment agreement was extended through July 17, 2000 based on the original terms. This agreement provides for annual incentive compensation equal to 5% of the consolidated pre-tax earnings of the Company, as defined, and specified benefits. Pursuant to an amendment on January 26, 1996, the agreement also provides that upon a change in control, as defined, the officer shall have the right to terminate the agreement and receive a payment equal to approximately three times the average compensation received by him from the Company over the previous five years, and in no event shall such average compensation be deemed to be less than $200.

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement has been extended annually through December 31, 1998, based on the original terms. The agreement provides for annual compensation of $250 plus certain other benefits. In November 1993, the Company amended this agreement to include a provision under which the officer shall have the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company upon 30 days prior written notice by the Company in the event of disability or "cause", as defined in each agreement.

401 (k) Plan

In March 1992, the Company adopted a defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code covering all non-union employees over age 21 who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 15% of their total annual salary. Company contributions are discretionary. Beginning with the plan year ending February 28, 1994, the Company elected to match contributions at a rate of $.25 per dollar contributed by the employee up to a maximum of 3% of the employee's total annual salary. Employer contributions for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996 were $12, $5 and $12, respectively.

Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

12. COMMITMENTS AND CONTINGENCIES:

Commitments

The Company's operations are principally conducted in leased premises. Remaining lease terms range from 1 to 18 years. Certain leases contain contingent rental provisions based upon a percentage of gross sales and/or provide rent deferral during the initial term of the lease. As of March 29, 1998, the Company has non-cancellable operating lease commitments, net of certain sublease rental income at the store level, as follows:

                                      Lease            Sublease            Net lease
                                   Commitments          Income            Commitments
                                   -----------          ------            -----------
           1999                       2,130               139               1,991

           2000                       2,050               139               1,911

           2001                       1,863               134               1,729

           2002                       1,782                68               1,714
           2003                       1,716                28               1,688
           Thereafter                 7,064               150               6,914

Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense was approximately $124, $163 and $97 for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996, respectively.

Rent expense, including contingent rental payments, net of sublease income, was $2,151, $2,186 and $2,365 for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996, respectively.

Contingencies

On February 28, 1995, an action entitled Textron Financial Corporation v. 1045 Rush Street Associates, Stephen Anfang, and Nathan's Famous, Inc. was instituted in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The complaint alleges that the Company conspired to perpetrate a fraud upon the plaintiff and alleges that the Company breached its lease with 1045 Rush Street Associates and the estoppel agreement delivered to the plaintiff in connection therewith by subleasing these premises and thereafter assigning the lease with respect thereto to a third party franchisee, and further by failing to pay rent under this lease on and after July 1990. This complaint seeks damages in the amount of at least $1,500. The Company has filed its answer to this complaint denying the material allegations of the complaint and asserting several affirmative defenses to liability including, but not limited to, the absence initially or subsequent failure of consideration for the estoppel agreement, equitable estoppel, release, failure to mitigate and other equitable and legal defenses. The Plaintiff has added as additional parties defendant, the attorney who represented the landlord in the financing transaction in connection with which the Estoppel Agreement was required. The Company intends to defend the action vigorously.

On April 7, 1995, an action entitled Erwin Protter, et al. v. Nathan's Famous Systems, Inc., et al. was instituted in the United States District Court for the Eastern Division of New York against a wholly owned subsidiary of the Company and several of the Company's current or former executive officers. The complaint relating to this action alleges that this subsidiary and such persons made misstatements in connection with the acquisition by the plaintiffs of three (3) franchised restaurants. This complaint seeks approximately $13,000 in damages, plus punitive and treble damages, to the extent appropriate. On October 21, 1995, the original complaint was dismissed as inadequately pleaded and the plaintiffs were granted leave to file an amended complaint. Plaintiffs did so, and defendants again moved to dismiss it on several grounds. On May 10, 1996, the Court granted the motion to dismiss, finding that plaintiff had failed to plead violations of the RICO statute, which was the predicate for federal court jurisdiction. The Court accordingly dismissed the complaint in its entirety, refusing to assume jurisdiction over the remaining state court claims. On May 31, 1996, plaintiffs commenced an action in the Supreme Court of the State of New York, Nassau County, alleging violations of the common law and state franchise laws. On July 19, 1996, defendants filed a motion to dismiss the state court claims for failure to state a claim and as barred by the applicable statute of limitations. By decision dated February 5, 1997, the Supreme Court dismissed all of the causes of action in the plaintiffs complaint except for the cause of action asserting a violation of the New York State Franchise Act. Defendant appealed the Supreme Court's order and on January 20, 1998, the Appellate Division reversed and dismissed for untimeliness the New York State Franchise Act cause of action. On May 14, 1998, the plaintiffs' motion for leave to appeal to the Court of Appeals was denied, and the action was dismissed.

In or about December, 1996, Nathan's Famous Systems, Inc. ("Systems") instituted an action in the Supreme Court of New York, Nassau County, against Phylli Foods, Inc. ("Foods") a franchisee, and Calvin Danzig as a guarantor of Foods' payment and performance obligations, to recover royalty fees and advertising contributions due to Systems in the aggregate amount of $35 under a franchise agreement between Systems and Foods dated June 1, 1994. In their answer, the defendants essentially denied the material allegations of the complaint and interposed counterclaims against Systems in which they alleged essentially that Systems fraudulently induced the defendants to purchase the franchise from Systems or did so by means of negligent misrepresentations. Defendants also alleged that by reason of Systems' allegedly fraudulent and deceitful conduct, Systems violated the General Business Law of New York. As a consequence of the foregoing, the defendants are seeking damages in excess of $5,000, as well as statutory relief under the General Business Law. Systems has moved to dismiss the counterclaims on the grounds that they are insufficiently pleaded and otherwise fail to state a sustainable claim against Systems upon which relief may be granted. During fiscal 1998, Systems motion was granted except for the claim seeking statutory relief under the General Business Law.

The Company was named as one of three defendants in an action commenced in June 1997, in the Supreme Court of New York, Queens County. According to the complaint, the plaintiff, a dentist, is seeking injunctive relief and damages in an amount exceeding $5,000 against the landlord, one of the Company's franchisees and the Company claiming that the operation of a restaurant in a building in Long Island City created noxious and offensive fumes and odors that allegedly were injurious to the health of the plaintiff and his employees and patients, and interfered with, and irreparably damaged his practice. Plaintiff also claims that the landlord fraudulently induced him to enter into a lease extension by representing that the first floor of the building would be occupied by a non-food establishment. The Company believes that there is no merit to the plaintiff's claims against it inasmuch as it never was a party to the lease, and the restaurant, which closed in or about August 1995, was operated by a franchisee exclusively. The Company intends to defend the action vigorously.

The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

13. FOURTH QUARTER ADJUSTMENTS:

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