Form 10-Q
period 1998-06-28
NATHANS FAMOUS INC
filed 1998-08-11
CIK 69733

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended JUNE 28, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ___________ to ____________.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

At June 28, 1998, an aggregate of 4,722,216 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page
                                                                        Number

PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

       Consolidated Balance Sheets - June 28, 1998 and
       March 29, 1998                                                        3

       Consolidated Statements of Earnings - Thirteen Weeks
       Ended June 28, 1998 and June 29, 1997                                 4

       Consolidated Statements of Stockholders' Equity -
       Thirteen Weeks Ended June 28, 1998                                    5

       Consolidated Statements of Cash Flows - Thirteen Weeks
       Ended June 28, 1998 and June 29, 1997                                 6

       Notes to Consolidated Financial Statements                            7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                          11



SIGNATURES                                                                  12

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                      NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share amounts)

                                                                       June           March
                                                                    28, 1998         29, 1998
                                                                    --------         --------
                                                                   (Unaudited)
Current assets:
       Cash and cash equivalents including restricted cash of
         $272 and $273, respectively                                  $  1,105        $  1,306
       Marketable investment securities                                  8,228           8,514
       Franchise and other receivables, net                              1,627             976
       Inventory                                                           352             356
       Prepaid expenses and other current assets                            44             276
       Deferred income taxes                                               522             478
                                                                      --------        --------
                  Total current assets                                  11,878          11,906

Property and equipment, net                                              6,252           6,171
Intangible assets, net                                                  11,173          11,270
Other assets, net                                                          194             192
                                                                      --------        --------
                                                                      $ 29,497        $ 29,539
                                                                      ========        ========
Current liabilities:
       Accounts payable                                               $    661        $    956
       Accrued expenses and other current liabilities                    4,289           4,708
       Deferred franchise fees                                             185             125
       Current installments of obligations under capital leases             12              12
                                                                      --------        --------
                  Total current liabilities                              5,147           5,801

Obligations under capital leases, net of current installments                6               9
Other liabilities                                                          173             143
                                                                      --------        --------
                  Total liabilities                                      5,326           5,953
                                                                      --------        --------

Stockholders' equity:
       Common stock, $.01 par value - 20,000,000 shares
         authorized, 4,722,216 issued and outstanding                       47              47
       Additional paid-in-capital                                       32,400          32,389
       Accumulated deficit                                              (8,276)         (8,850)
                                                                      --------        --------
                  Total stockholders' equity                            24,171          23,586
                                                                      --------        --------
                                                                      $ 29,497        $ 29,539
                                                                      ========        ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              THIRTEEN WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  1998         1997
                                                 ------       ------
Sales                                            $6,568       $5,907
Franchise fees and royalties                        738          671
License royalties                                   381          405
Investment and other income                         134          379
                                                 ------       ------

                  Total revenues                  7,821        7,362
                                                 ------       ------

Costs and expenses:
       Cost of sales                              4,008        3,503
       Restaurant operating expenses              1,451        1,613
       Depreciation and amortization                254          252
       Amortization of intangible assets             96           96
       General and administrative                 1,248        1,103
       Interest expense                               1            1
                                                 ------       ------
                  Total costs and expenses        7,058        6,568
                                                 ------       ------

Earnings before income taxes                        763          794
Provision for income taxes                          189          320
                                                 ------       ------

Net earnings                                     $  574       $  474
                                                 ======       ======

PER SHARE INFORMATION
Net earnings per share
       Basic                                     $ 0.12       $ 0.10
                                                 ======       ======
       Diluted                                   $ 0.12       $ 0.10
                                                 ======       ======

Shares used in computing net income
       Basic                                      4,722        4,722
                                                 ======       ======
       Diluted                                    4,762        4,766
                                                 ======       ======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THIRTEEN WEEKS ENDED JUNE 28, 1998
                      (In thousands, except share amounts)
                                   (Unaudited)




                                                                                                           Total
                                                        Additional       Deferred        Accum-            Stock-
                         Common           Common         Paid in-         Compen-        ulated            holders'
                         Shares           Stock          Capital          sation         Deficit           Equity
Balance, March
 29, 1998               4,722,216       $      47       $  32,423       $     (34)       $  (8,850)       $  23,586

Amortization
 of deferred
 compensation
 relating to
 restricted stock                                                              11                                11

Net earnings                                                                                   574              574
                        ---------       ---------       ---------       ---------        ---------        ---------

Balance, June
 28, 1998               4,722,216       $      47       $  32,423       $     (23)       $  (8,276)       $  24,171
                        =========       =========       =========       =========        =========        =========



          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THIRTEEN WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997
                                 (In thousands)
                                   (Unaudited)

                                                                       1998           1997
                                                                      -------        -------
Cash flows from operating activities:
       Net earnings                                                   $   574        $   474
       Adjustments to reconcile net earnings to
         net cash provided by / (used in) operating activities:
             Depreciation                                                 254            252
             Amortization of intangible assets                             96             96
             Provision for doubtful accounts                               15             15
             Amortization of deferred compensation                         12             12
             Gain on the sale of restaurant                                --           (130)
             Deferred income taxes                                        (44)            --
       Changes in assets and liabilities:
             Marketable investment securities                             286           (210)
             Franchise and other receivables                             (666)          (327)
             Inventory                                                      4             (4)
             Prepaid and other current assets                             232            244
             Accounts payable and accrued expenses                       (714)          (297)
             Deferred franchise fees                                       60             14
             Other assets                                                  (2)            26
             Other non current liabilities                                 30              1
                                                                      -------        -------
Net cash provided by operating activities                                 137            166
                                                                      -------        -------

Cash flows from investing activities:
       Purchase of property and equipment                                (336)          (699)
       Proceeds from the sale of property and equipment                    --            130
                                                                      -------        -------
               Net cash used in investing activities                     (336)          (569)
                                                                      -------        -------

Cash flows from financing activities:
       Principal repayment of obligations under capital leases             (2)            (3)
                                                                      -------        -------
         Net cash used in financing activities                             (2)            (3)
                                                                      -------        -------
Net decrease in cash and cash equivalents                                (201)          (406)

Cash and cash equivalents, beginning of period                          1,306            647
                                                                      -------        -------

Cash and cash equivalents, end of period                              $ 1,105        $   241
                                                                      =======        =======

Cash paid during the period for:
       Interest                                                       $     1        $     1
       Income taxes                                                       263            260


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 28, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (the "Company") for the thirteen week periods ended June 28, 1998 and June 29, 1997 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

NOTE B - RECLASSIFICATIONS

Certain reclassifications of prior period balances have been made to conform to the June 28, 1998 presentation.

NOTE C - EARNINGS PER SHARE

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen week periods ended June 28, 1998 and June 29, 1997, respectively.

                                                                                                 Net Income
                                             Net Income             Number of Shares             Per Share
                                             ----------            ----------------              ---------
                                           1998        1997        1998        1997          1998           1997
                                           -----       -----       -----       -----       --------       --------
Basic EPS
   Basic calculation                       $ 574       $ 474       4,722       4,722       $    .12       $    .10
   Effect of dilutive employee stock
      Options and warrants                    --          --          40          44             --             --
                                           -----       -----       -----       -----       --------       --------

Diluted EPS
   Diluted calculation                     $ 574       $ 474       4,762       4,766       $    .12       $    .10

NOTE D - COMPREHENSIVE INCOME

In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all nonowner changes in equity (or other comprehensive income) such as unrealized gains / losses on securities available-for-sale, foreign currency translation adjustment and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For fiscal 1998 and for the quarters ended June 28, 1998 and June 29, 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Thirteen weeks ended June 28, 1998 compared to June 29, 1997

Revenues

Total sales increased 11.2% or $661,000 to $6,568,000 for the thirteen weeks ended June 28, 1998 ("first quarter fiscal 1999") from $5,907,000 for the thirteen weeks ended June 29, 1997 ("first quarter fiscal 1998"). Company-owned restaurant sales increased 2.9% or $168,000 to $5,992,000 from $5,824,000.
Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year), were flat in the first quarter fiscal 1999 versus the first quarter fiscal 1998. The Company continues to emphasize local store marketing activities and value pricing strategies and will be complimenting these activities with a radio and billboard campaign during the summer 1998. The Company has recently completed the renovation of its 86th Street restaurant in Brooklyn, NY, including a drive-thru operation, and is currently renovating its restaurant in the Kings Plaza Shopping Center. Plans are currently being considered to renovate and modernize the appearance and design of certain other Company-owned units. At June 28, 1998 and June 29, 1997, there were 27 and 24 Company-owned units, respectively. Sales from the Branded Product Program which was introduced in the first quarter fiscal 1998 were $576,000 for the first quarter fiscal 1999 as compared to sales of $ 83,000 in the first quarter fiscal 1998.

Franchise fees and royalties increased by $67,000 or 10.0% to $738,000 in the first quarter fiscal 1999 compared to $671,000 in the first quarter fiscal 1998. Franchise royalties increased by $70,000 or 12.3% to $638,000 in the first quarter fiscal 1999 as compared to $568,000 in the first quarter fiscal 1998. Franchise restaurant sales, upon which royalties are based, increased by $1,637,000, to $15,598,000 in the first quarter fiscal 1999 as compared to $13,961,000 in the first quarter fiscal 1998. The majority of the sales increase can be attributed to the new franchised and licensed units operating during the first quarter fiscal 1999. At June 28, 1998 there were

158 franchised or licensed restaurants as compared to 150 at June 29, 1997. Franchise fee income was $100,000 in the first quarter fiscal 1999 as compared to $103,000 in the first quarter fiscal 1998. During the first quarter fiscal 1999, 3 new franchised or licensed units opened.

License royalties decreased by $24,000 or 5.9% to $381,000 in the first quarter fiscal 1999 as compared to $405,000 in the first quarter fiscal 1998. This decrease is partially attributable to lower sales by the Company's licensee, SMG, Inc., for the sale of Nathan's frankfurters in supermarkets. In the first quarter fiscal 1999, the Company earned royalties of approximately $50,000 in connection with a new license agreement for the sale of Nathan's home meal replacements in supermarkets. During the first quarter fiscal 1998 the Company recognized income of $60,000 from the amortization of the deferred fee received from SMG, Inc. which was fully amortized in March 1998.

Investment and other income was $134,000 in the first quarter fiscal 1999 versus $379,000 in the first quarter fiscal 1998. Approximately $120,000 of the decrease is the result of lower earnings on the Company's marketable investment securities as a result of the change in performance of the financial markets. During fiscal 1998, the Company also recognized a gain of approximately $130,000 from the sale of an underperforming restaurant.

Costs and Expenses

Cost of sales increased by $505,000 from $3,503,000 in the first quarter fiscal 1998 to $4,008,000 in the first quarter fiscal 1999. Higher costs were incurred in conjunction with the growth of the Branded Product Program and the three additional restaurants operating during the first quarter fiscal 1999. The cost of restaurant sales was 59.6% of restaurant sales in the first quarter fiscal 1999 as compared to 58.9% of restaurant sales in the first quarter fiscal 1998. This increase is due primarily to higher food and labor costs associated with the Company's ongoing promotional activities and the impact of the minimum wage increase which took effect in September 1997. The Company continues to seek to operate more efficiently as a means to minimize the margin pressures which have become an integral part of competing in the current value conscious marketplace.

Restaurant operating expenses decreased by $162,000 from $1,613,000 in the first quarter fiscal 1998 to $1,451,000 in the first quarter fiscal 1999. This decrease can be partly attributed to reduced costs resulting from the closure of two unprofitable restaurants in June 1997 and April 1998. As a percentage of restaurant sales, restaurant operating expenses were 24.2% in the first quarter fiscal 1999 as compared to 27.7% in the first quarter fiscal 1998.

Depreciation and amortization increased by $2,000 or 0.8% from $252,000 in the first quarter fiscal 1998 to $254,000 in the first quarter fiscal 1999. Amortization of intangibles was $96,000 in both fiscal years.

General and administrative expenses increased by $145,000 or 13.1% to $1,248,000 in the first quarter fiscal 1999 as compared to $1,103,000 in the first quarter fiscal 1998. Approximately $71,000 of the increase relates to salaries primarily to support the Company's new growth initiatives, $29,000 relates to international development efforts and $24,000 is associated with management incentive plans based upon the achievement of predetermined financial targets.


Income Tax Provision

In the first quarter fiscal 1999, the income tax provision was $189,000 or 24.8% of earnings before income taxes. In fiscal 1998, management of the Company determined that, more likely than not, a portion of its previously-reserved deferred tax assets would be realized and, accordingly, reduced the related valuation allowance. Management continues to monitor the likelihood of the realizability of its deferred tax asset and has recognized, based upon the current facts and circumstances, further adjustment to its deferred tax valuation allowance in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". In the first quarter fiscal 1999 the Company reduced its valuation allowance by $136,000. The first quarter fiscal 1999 provision before adjustment for the valuation allowance was $325,000 or 42.5% of income before taxes. In the first quarter fiscal 1998, the income tax provision was $320,000 or 40.3% of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 28, 1998 aggregated $1,105,000, decreasing by $201,000 during the fiscal 1999 period. At June 28, 1998, marketable investment securities totalled $8,228,000 and net working capital increased to $6,731,000 from $6,105,000 at March 29, 1998.

Cash provided by operations of $137,000 in the fiscal 1999 period is primarily attributable to net income of $574,000, non-cash charges of $377,000, including depreciation and amortization of $350,000, decreases in marketable investment securities of $286,000 and prepaid and other current assets of $232,000, a decrease in accounts payable and accrued expenses of $714,000, and an increase in franchise and other receivables of $666,000.

Cash used in investing activities of $336,000 represents capital acquisitions relating to the renovations of a Company-owned restaurant and other fixed asset additions.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital for its planned operations and expansion program through fiscal 1999. The Company also maintains a $5,000,000 uncommitted bank line of credit. The Company has not borrowed any funds to date under this line of credit.

YEAR 2000

The Company has undergone an internal evaluation of its computer systems and has determined that its existing computer systems would require a significant amount of effort and cost in order to make them Year 2000 compliant. Accordingly, in order to meet the growing business requirements and assure Year 2000 compliance, the Company has decided to replace its existing accounting systems. In July 1998, the Company entered into a contract to license Lawson Accounting software which has been assured to be Year 2000 compliant. A consultant is currently implementing the Lawson software and will assist in the conversion of the Company's old accounting information. The Company believes that the implementation can be accomplished in a timely manner. The Company estimates the capital cost associated with this effort to be approximately $350,000, however, there can be no assurance to this effect. Additionally, the Company has addressed the Year 2000 issue with its Point of Sale provider and has been assured that their systems will be Year 2000 compliant. The Company cannot predict the effect of the Year 2000 problem on the vendors and others with which the Company transacts business and there can be no assurance that the effect of the Year 2000 problem on such entities will not have a material adverse effect on the Company's business, operating results and financial position.

FORWARD LOOKING STATEMENT

Certain statements contained in this report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results and performance to differ materially from those described or implied in the forward looking statements. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to economic, weather, legislative and business conditions; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; ability to continue to attract franchisees; the ability to purchase our primary food and paper products at reasonable prices; no material increases in the minimum wage; and the Company's ability to attract competent restaurant, and managerial personnel.



                           PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                          None.

         (b) No reports on Form 8-K were filed during the quarter ended June 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NATHAN'S FAMOUS, INC.



Date: August 7, 1998       By:   /s/  Wayne Norbitz
                               --------------------
                                  Wayne Norbitz
                                  President and Chief Operating Officer
                                  (Principal Executive Officer)


Date: August 7, 1998       By:   /s/  Ronald G. DeVos
                               ----------------------
                                  Ronald G. DeVos
                                  Vice President - Finance
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)