Form 10-Q
period 1998-09-27
NATHANS FAMOUS INC
filed 1998-11-09
CIK 69733

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended SEPTEMBER 27, 1998.

[  ]        Transition report pursuant to Section 13 or 15(d) of the
            Securities Act of 1934 for the transition period from ______________ to ___________ .

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

At September 27, 1998, an aggregate of 4,722,216 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page
                                                                    Number
                                                                    ------

PART I.                 FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements (Unaudited)

     Consolidated Balance Sheets - September 27, 1998 and
     March 29, 1998                                                    3

     Consolidated Statements of Earnings - Thirteen Weeks
     Ended September 27, 1998 and September 28, 1997                   4

     Consolidated Statements of Earnings - Twenty-six Weeks
     Ended September 27, 1998 and September 28, 1997                   5

     Consolidated Statements of Stockholders' Equity -
     Twenty-six Weeks Ended September 27, 1998                         6

     Consolidated Statements of Cash Flows - Twenty-six Weeks
     Ended September 27, 1998 and September 28, 1997                   7

     Notes to Consolidated Financial Statements                        8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      10


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                         15



SIGNATURES                                                            16

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                        Sept.         March
                                                                      27, 1998      29, 1998
                                                                      --------      --------
                                                                    (Unaudited)
Current assets:
         Cash and cash equivalents including restricted cash of
           $84 and $273, respectively                                 $    490      $  1,306
         Marketable investment securities                                9,261         8,514
         Franchise and other receivables, net                            1,798           976
         Inventory                                                         328           356
         Prepaid expenses and other current assets                         226           276
         Deferred income taxes                                             566           478
                                                                      --------      --------
                        Total current assets                            12,669        11,906

Property and equipment, net                                              6,562         6,171
Intangible assets, net                                                  11,076        11,270
Other assets, net                                                          194           192
                                                                      --------      --------
                                                                      $ 30,501      $ 29,539
                                                                      ========      ========
Current liabilities:
         Accounts payable                                             $    887      $    956
         Accrued expenses and other current liabilities                  4,168         4,708
         Deferred franchise fees                                           315           125
         Current installments of obligations under capital leases           13            12
                                                                      --------      --------
                        Total current liabilities                        5,383         5,801

Obligations under capital leases, net of current installments                3             9
Other liabilities                                                          181           143
                                                                      --------      --------

                        Total liabilities                                5,567         5,953
                                                                      --------      --------

Stockholders' equity:
         Common stock, $.01 par value - 20,000,000 shares
           authorized, 4,722,216 issued and outstanding                     47            47
         Additional paid-in-capital                                     32,412        32,389
         Accumulated deficit                                            (7,525)       (8,850)
                                                                      --------      --------
                        Total stockholders' equity                      24,934        23,586
                                                                      --------      --------
                                                                      $ 30,501      $ 29,539
                                                                      ========      ========


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                      1998          1997
                                                     -------      -------
Sales                                                $ 6,789      $ 6,592
Franchise fees and royalties                             936          803
License royalties                                        456          537
Investment and other income  (loss)                      (15)         166
                                                     -------      -------

                        Total revenues                 8,166        8,098
                                                     -------      -------

Costs and expenses:
         Cost of sales                                 4,139        3,893
         Restaurant operating expenses                 1,457        1,680
         Depreciation and amortization                   268          260
         Amortization of intangible assets                96          103
         General and administrative                    1,218        1,150
         Interest expense                                 --            3
                                                     -------      -------
                        Total costs and expenses       7,178        7,089
                                                     -------      -------

Earnings before income taxes                             988        1,009
Provision for income taxes                               237          400
                                                     -------      -------

Net earnings                                         $   751      $   609
                                                     =======      =======

PER SHARE INFORMATION
Net earnings per share
         Basic                                       $  0.16      $  0.13
                                                     =======      =======
         Diluted                                     $  0.16      $  0.13
                                                     =======      =======

Shares used in computing net income
         Basic                                         4,722        4,722
                                                     =======      =======
         Diluted                                       4,754        4,782
                                                     =======      =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
        TWENTY-SIX WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                       1998        1997
                                                     -------     -------
Sales                                                $13,357     $12,499
Franchise fees and royalties                           1,674       1,474
License royalties                                        837         942
Investment and other income                              119         545
                                                     -------     -------

                        Total revenues                15,987      15,460
                                                     -------     -------

Costs and expenses:
         Cost of sales                                 8,147       7,396
         Restaurant operating expenses                 2,908       3,293
         Depreciation and amortization                   522         512
         Amortization of intangible assets               192         199
         General and administrative                    2,466       2,253
         Interest expense                                  1           4
                                                     -------     -------
                        Total costs and expenses      14,236      13,657
                                                     -------     -------

Earnings before income taxes                           1,751       1,803
Provision for income taxes                               426         720
                                                     -------     -------

Net earnings                                         $ 1,325     $ 1,083
                                                     =======     =======

PER SHARE INFORMATION
Net earnings per share
         Basic                                       $  0.28     $  0.23
                                                     =======     =======
         Diluted                                     $  0.28     $  0.23
                                                     =======     =======

Shares used in computing net income
         Basic                                         4,722       4,722
                                                     =======     =======
         Diluted                                       4,756       4,774
                                                     =======     =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    TWENTY-SIX WEEKS ENDED SEPTEMBER 27, 1998
                      (In thousands, except share amounts)
                                   (Unaudited)




                                                                                           Total
                                                   Additional   Deferred     Accum-        Stock-
                        Common        Common        Paid in-    Compen-      ulated       holders'
                        Shares        Stock         Capital     sation       Deficit       Equity
                      ----------    ----------     ----------   -------      -------      -------
Balance, March
 29, 1998              4,722,216    $       47     $   32,423   $   (34)     $(8,850)     $23,586

Amortization
 of deferred
 compensation
 relating to
 restricted stock                                                    23                        23

Net earnings                                                                   1,325        1,325
                      ----------    ----------     ----------   -------      -------      -------

Balance, Sept
 27, 1998              4,722,216    $       47     $   32,423   $   (11)     $(7,525)     $24,934
                      ==========    ==========     ==========   =======      =======      =======



          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        TWENTY-SIX WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                                 (In thousands)
                                   (Unaudited)

                                                                      1998         1997
                                                                     -------      -------
Cash flows from operating activities:
         Net earnings                                                $ 1,325      $ 1,083
         Adjustments to reconcile net earnings to
           net cash provided by operating activities:
                 Depreciation                                            522          512
                 Amortization of intangible assets                       192          199
                 Provision for doubtful accounts                          30           30
                 Amortization of deferred compensation                    23           24
                 Gain on the sale of restaurant                           --         (130)
                 Deferred income taxes                                   (88)          --
         Changes in assets and liabilities:
                 Marketable investment securities                       (747)        (459)
                 Franchise and other receivables                        (852)        (297)
                 Inventory                                                28          (10)
                 Prepaid and other current assets                         50          244
                 Accounts payable and accrued expenses                  (609)        (145)
                 Deferred franchise fees                                 190          (99)
                 Other assets                                             --           27
                 Other non current liabilities                            38            7
                                                                     -------      -------
                   Net cash provided by operating activities             102          986
                                                                     -------      -------

Cash flows from investing activities:
         Purchase of property and equipment                             (913)      (1,181)
         Proceeds from the sale of property and equipment                 --          130
                                                                     -------      -------
                   Net cash used in investing activities                (913)      (1,051)
                                                                     -------      -------

Cash flows from financing activities:
         Principal repayment of obligations under capital leases          (5)          (5)
                                                                     -------      -------
           Net cash used in financing activities                          (5)          (5)
                                                                     -------      -------

Net decrease in cash and cash equivalents                               (816)         (70)

Cash and cash equivalents, beginning of period                         1,306          647
                                                                     -------      -------

Cash and cash equivalents, end of period                             $   490      $   577
                                                                     =======      =======

Cash paid during the period for:
         Interest                                                    $     1      $     4
         Income taxes                                                    426          359


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 27, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (the "Company") for the thirteen and twenty-six week periods ended September 27, 1998 and September 28, 1997 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

NOTE B - RECLASSIFICATIONS

Certain reclassifications of prior period items have been made to conform to the September 27, 1998 presentation.

NOTE C - EARNINGS PER SHARE

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and twenty-six week periods ended September 27, 1998 and September 28, 1997, respectively.

Thirteen weeks                                                                     Net Income
--------------                                                                     ----------
                                           Net Income       Number of Shares       Per Share
                                           ----------       ----------------       ---------
                                         1998      1997      1998      1997      1998     1997
                                         -----     -----     -----     -----     ----     ----
Basic EPS
   Basic calculation                     $ 751     $ 609     4,722     4,722     $.16     $.13
   Effect of dilutive employee stock
      Options and warrants                  --        --        32        60       --       --
                                         -----     -----     -----     -----     ----     ----

Diluted EPS
   Diluted calculation                   $ 751     $ 609     4,754     4,782     $.16     $.13

Twenty-six weeks                                                                        Net Income
----------------                                                                        ----------
                                            Net Income          Number of Shares        Per Share
                                            ----------          ----------------        ---------
                                          1998       1997       1998       1997       1998     1997
                                         ------     ------     ------     ------     ------   ------
Basic EPS
   Basic calculation                     $1,325     $1,083      4,722      4,722     $  .28   $  .23
   Effect of dilutive employee stock
      Options and warrants                   --         --         34         52         --       --
                                         ------     ------     ------     ------     ------   ------

Diluted EPS
   Diluted calculation                   $1,325     $1,083      4,756      4,774     $  .28   $   23


NOTE D - INCOME TAXES

In the fourth quarter fiscal 1998, management of the Company determined that, more likely than not, a portion of its previously-reserved deferred tax assets would be realized and, accordingly, reduced the related valuation allowance. Management continues to monitor the likelihood of the realizability of its deferred tax asset and based upon the current facts and circumstances, has recognized during fiscal 1999, further adjustment to its deferred tax valuation allowance in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes".

NOTE E - COMPREHENSIVE INCOME

In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all nonowner changes in equity (or other comprehensive income) such as unrealized gains / losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the fiscal periods ended September 27, 1998 and September 28, 1997 and for the quarters ended September 27, 1998 and September 28, 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998 COMPARED TO SEPTEMBER 28, 1997

Revenues

Total sales increased 3.0% or $197,000 to $6,789,000 for the thirteen weeks ended September 27, 1998 ("second quarter fiscal 1999") from $6,592,000 for the thirteen weeks ended September 28, 1997 ("second quarter fiscal 1998"). Company-owned restaurant sales were $6,105,000 in the second quarter fiscal 1999 compared to $6,109,000 in the second quarter fiscal 1998. Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year) increased by approximately 2.7% in the second quarter fiscal 1999 versus the second quarter fiscal 1998. The Company continues to emphasize local store marketing activities and value pricing strategies. The Company supplemented these efforts with a radio and billboard campaign during the summer of 1998. In September 1998, the Company completed the renovation of its restaurant in the Kings Plaza Shopping Center in Brooklyn, NY. Plans are currently being considered to renovate and modernize the appearance and design of certain other Company-owned units. On August 31, 1998, the Company lost its lease for its restaurant located in Hicksville, New York. The Company is presently looking for a replacement site within the same geographic area. At September 27, 1998 and September 28, 1997, there were 26 and 25 Company-owned units, respectively. Sales from the Branded Product Program were $684,000 for the second quarter fiscal 1999, compared to sales of $483,000 in the second quarter fiscal 1998.

Franchise fees and royalties increased by $133,000 or 16.6% to $936,000 in the second quarter fiscal 1999 compared to $803,000 in the second quarter fiscal 1998. Franchise royalties increased by $84,000 or 13.5% to $705,000 in the second quarter fiscal 1999 compared to $621,000 in the second quarter fiscal 1998. Franchise restaurant sales, upon which royalties are based, increased by $1,980,000, to $16,995,000 in the second quarter fiscal 1999 as compared to $15,015,000 in the second quarter fiscal 1998. The majority of the sales increase can be attributed to the new franchised and licensed units operating during the second quarter fiscal 1999. Franchise fee income was $231,000 in the second quarter fiscal 1999 compared to $182,000 in the second quarter fiscal 1998. During the second quarter fiscal 1999, 8 new franchised or licensed units opened and the Company executed an agreement for international development within Egypt.

License royalties decreased by $81,000 or 15.1% to $456,000 in the second quarter fiscal 1999, as compared to $537,000 in the second quarter fiscal 1998. This decrease is partially attributable to lower sales by the Company's licensee, SMG, Inc., for the sale of Nathan's frankfurters in supermarkets which was in part offset by royalties of approximately $25,000 earned under a new license agreement for the sale of Nathan's home meal replacements in supermarkets. Additionally, during the second quarter fiscal 1998, the Company recognized income of $60,000 from the amortization of the deferred fee received from SMG, Inc. which was fully amortized in March 1998.

Investment and other income was $166,000 in the second quarter fiscal 1998 versus a loss of $15,000 in the second quarter fiscal 1999. As a result of the overall decline in the performance of the United States financial markets since August 1998, the Company experienced a $119,000 decline in the value of its investment portfolio for the second quarter fiscal 1999, compared to an increase of $105,000 during the second quarter fiscal 1998.

Costs and Expenses

Cost of sales increased by $246,000 from $3,893,000 in the second quarter fiscal 1998 to $4,139,000 in the second quarter fiscal 1999. Higher costs were incurred in conjunction with the growth of the Branded Product Program, the additional restaurant operating during the second quarter fiscal 1999 and higher costs of restaurant sales. The cost of restaurant sales was 58.7% of restaurant sales in the second quarter fiscal 1999 as compared to 57.5% of restaurant sales in the second quarter fiscal 1998. This increase is due primarily to higher food and labor costs associated with the Company's ongoing promotional activities and the impact of the minimum wage increase which took effect in September 1997. The Company continues to seek to operate more efficiently and expects to make selective price adjustments wherever available to minimize the margin pressures which have become an integral part of competing in the current value conscious marketplace.

Restaurant operating expenses decreased by $223,000 from $1,680,000 in the second quarter fiscal 1998 to $1,457,000 in the second quarter fiscal 1999. This decrease can be primarily attributed to a cost hiatus during the renovation of the Kings Plaza restaurant, reduced costs of property taxes arising from successful tax certiorari proceedings, overall lower costs of insurance and utilities and the change in restaurants operated between the two periods. As a percentage of restaurant sales, restaurant operating expenses were 23.9% in the second quarter fiscal 1999, compared to 27.5% in the second quarter fiscal 1998.

Depreciation and amortization increased by $8,000 or 3.1% from $260,000 in the second quarter fiscal 1998 to $268,000 in the second quarter fiscal 1999. Amortization of intangibles was $96,000 in the second quarter fiscal 1999, compared to $103,000 in the second quarter fiscal 1998.

General and administrative expenses increased by $68,000 or 5.9% to $1,218,000 in the second quarter fiscal 1999, as compared to $1,150,000 in the second quarter fiscal 1998. Approximately $28,000 of the increase relates to salaries of additional personnel hired primarily to support the Company's new growth initiatives, $31,000 relates to international development efforts and $19,000 is associated with management incentive plans based upon the achievement of predetermined financial targets.

Income Tax Provision

In the second quarter fiscal 1999, the income tax provision was $237,000 or 24.0% of earnings before income taxes. In the second quarter fiscal 1999, the Company reduced its valuation allowance by $185,000. The second quarter fiscal 1999 provision before adjustment for the valuation allowance was $422,000 or 42.7% of income before income taxes. In the second quarter fiscal 1998, the income tax provision was $400,000 or 39.6% of income before income taxes.

TWENTY-SIX WEEKS ENDED SEPTEMBER 27, 1998 COMPARED TO SEPTEMBER 28, 1997

Revenues

Total sales increased 6.9% or $858,000 to $13,357,000 for the twenty-six weeks ended September 27, 1998 ("fiscal 1999") from $12,499,000 for the twenty-six weeks ended September 28, 1997 ("fiscal 1998"). Company-owned restaurant sales increased 1.4% or $164,000 to $12,097,000 from $11,933,000. Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year), increased by approximately 1.5% in fiscal 1999 versus fiscal 1998. The Company continues to emphasize local store marketing activities and value pricing strategies. The Company supplemented these activities with a radio and billboard campaign during the summer 1998. In fiscal 1999, the Company completed the renovation of the 86th Street restaurant in Brooklyn, NY, which included a drive thru operation and its restaurant in the Kings Plaza Shopping Center. Plans are currently being considered to renovate and modernize the appearance and design of certain other Company-owned units. At September 27, 1998 and September 28, 1997, there were 26 and 25 Company-owned units, respectively. Sales from the Branded Product Program were $1,260,000 for fiscal 1999 as compared to sales of $566,000 in fiscal 1998.

Franchise fees and royalties increased by $200,000 or 13.6% to $1,674,000 in fiscal 1999 compared to $1,474,000 in fiscal 1998. Franchise royalties increased by $153,000 or 12.9% to $1,343,000 in fiscal 1999 as compared to $1,190,000 in fiscal 1998. Franchise restaurant sales, upon which royalties are based, increased by 12.5% or $3,620,000, to $32,593,000 in fiscal 1999, compared to $28,973,000 in fiscal 1998. The majority of the sales increase can be attributed to the new franchised and licensed units operating during fiscal 1999.
Franchise fee income was $331,000 in fiscal 1999, compared to $284,000 in fiscal 1998. During fiscal 1999, 11 new franchised or licensed units opened and the Company executed an agreement for international development within Egypt.
At September 27, 1998, there were 164 franchised or licensed restaurants as compared to 154 at September 28, 1997.

License royalties decreased by $105,000 or 11.1% to $837,000 in fiscal 1999, compared to $942,000 in fiscal 1998. This decrease is partially attributable to lower sales by the Company's licensee, SMG, Inc., for the sale of Nathan's frankfurters in supermarkets which was in part offset by royalties of approximately $75,000 earned under a new license agreement for the sale of Nathan's home meal replacements in supermarkets. Additionally, during fiscal 1998 the Company recognized income of $120,000 from the amortization of the deferred fee received from SMG, Inc., which was fully amortized in March 1998.

Investment and other income was $119,000 in fiscal 1999 versus $545,000 in fiscal 1998. Approximately $347,000 of the decrease is the result of lower earnings on the Company's marketable investment securities as a result of the decline since August 1998 in the performance of the United States financial markets. During fiscal 1998, the Company also recognized a gain of approximately $130,000 from the sale of an underperforming restaurant.

Costs and Expenses

Cost of sales increased by $751,000 from $7,396,000 in fiscal 1998 to $8,147,000 in fiscal 1999. Higher costs were incurred in conjunction with the growth of the Branded Product Program, the additional restaurants operating during fiscal 1999 and the higher costs of restaurant sales. The cost of restaurant sales was 59.1% of restaurant sales in fiscal 1999 as compared to 58.2% of restaurant sales in fiscal 1998. This increase is due primarily to higher food and labor costs associated with the Company's ongoing promotional activities and the impact of the minimum wage increase which took effect in September 1997. The Company continues to seek to operate more efficiently and expects to seek selective price adjustments wherever available to minimize the margin pressures which have become an integral part of competing in the current value conscious marketplace.

Restaurant operating expenses decreased by $385,000 from $3,293,000 in fiscal 1998 to $2,908,000 in fiscal 1999. This decrease can be primarily attributed to a four month cost hiatus during the renovation of the Kings Plaza restaurant, reduced costs of property taxes arising from successful tax certiorari proceedings, overall lower costs of insurance and utilities and the change in restaurants operated between the two periods. As a percentage of restaurant sales, restaurant operating expenses were 24.0% in fiscal 1999 as compared to 27.6% in fiscal 1998.

Depreciation and amortization increased by $10,000 or 2.0% from $512,000 in fiscal 1998 to $522,000 in fiscal 1999. Amortization of intangibles was $192,000 in fiscal 1999 as compared to $199,000 in fiscal 1998.

General and administrative expenses increased by $213,000 or 9.5% to $2,466,000 in fiscal 1999, compared to $2,253,000 in fiscal 1998. Approximately $99,000 of the increase relates to salaries of additional personnel primarily to support the Company's new growth initiatives, $60,000 relates to international development efforts and $43,000 is associated with management incentive plans based upon the achievement of predetermined financial targets.

Income Tax Provision

In fiscal 1999, the income tax provision was $426,000 or 24.3% of earnings before income taxes. In fiscal 1999 the Company reduced its valuation allowance by $311,000. The fiscal 1999 provision before adjustment for the valuation allowance was $737,000 or 42.1% of income before taxes. In fiscal 1998, the income tax provision was $720,000 or 39.9% of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 27, 1998 aggregated $490,000, decreasing by $816,000 during the fiscal 1999 period. At September 27, 1998, marketable investment securities totalled $9,261,000 and net working capital increased to $7,286,000 from $6,105,000 at March 29, 1998.

Cash provided by operations of $102,000 in the fiscal 1999 period is primarily attributable to net income of $1,325,000, non-cash charges of $767,000, including depreciation and amortization of $714,000, increases in marketable investment securities of $747,000 and franchise and other receivables of $852,000, a decrease in accounts payable and accrued expenses of $609,000, and an increase in deferred franchise fees of $190,000.

Cash used in investing activities of $913,000 represents capital acquisitions relating to the renovations of two Company-owned restaurants and other fixed asset additions.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital for its planned operations and expansion program through fiscal 1999. The Company maintains a $5,000,000 uncommitted bank line of credit. The Company has not borrowed any funds to date under its line of credit.

YEAR 2000

The Company has undergone an internal evaluation of its computer systems and has determined that its existing computer systems would require a significant amount of effort and cost in order to make them Year 2000 compliant. Accordingly, in order to meet its growing business requirements and assure Year 2000 compliance, the Company decided to replace its existing accounting systems. In July 1998, the Company entered into a contract to license Lawson Accounting software which has been certified to be Year 2000 compliant. A consultant is currently implementing the Lawson software and will assist in the conversion of the Company's old accounting information. The Company believes that the implementation can be accomplished in a timely manner. The Company estimates the capital cost associated with this effort to be approximately $350,000, however, there can be no assurance to this effect. Additionally, the Company has addressed the Year 2000 issue with its Point of Sale provider and has been assured that their systems will be Year 2000 compliant. The Company cannot predict the effect of the Year 2000 problem on the vendors and others with which the Company transacts business and there can be no assurance that the effect of the Year 2000 problem on such entities will not have a material adverse effect on the Company's business, operating results and financial position.

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

                           PART II. OTHER INFORMATION



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

                       None.

        (b) No reports on Form 8-K were filed during the quarter ended September 27, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NATHAN'S FAMOUS, INC.



Date: November 6, 1998         By:  /s/  Wayne Norbitz
                                    --------------------------------------------
                                    Wayne Norbitz
                                    President and Chief Operating Officer
                                    (Principal Executive Officer)


Date: November 6, 1998         By:  /s/  Ronald G. DeVos
                                    --------------------------------------------
                                    Ronald G. DeVos
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)