Form 10-Q
period 1998-12-27
NATHANS FAMOUS INC
filed 1999-02-09
CIK 69733

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended DECEMBER 27, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ____________to____________ .


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

At December 27, 1998, an aggregate of 4,722,216 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

       Consolidated Balance Sheets - December 27, 1998 and
       March 29, 1998                                                         3

       Consolidated Statements of Earnings - Thirteen Weeks
       Ended December 27, 1998 and December 28, 1997                          4

       Consolidated Statements of Earnings - Thirty-nine Weeks
       Ended December 27, 1998 and December 28, 1997                          5

       Consolidated Statements of Stockholders' Equity -
       Thirty-nine Weeks Ended December 27, 1998                              6

       Consolidated Statements of Cash Flows - Thirty-nine Weeks
       Ended December 27, 1998 and December 28, 1997                          7

       Notes to Consolidated Financial Statements                             8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                          16

Item 5.           Other Information                                          16

Item 6.           Exhibits and Reports on Form 8-K                           16



SIGNATURES                                                                   18

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                       Dec.           March
                                                                     27, 1998        29, 1998
                                                                     --------        --------
                                                                    (Unaudited)
Current assets:
       Cash and cash equivalents including restricted cash of
         $83 and $273, respectively                                   $  2,011        $  1,306
       Marketable investment securities                                  4,101           8,514
       Franchise and other receivables, net                              1,549             976
       Inventory                                                           402             356
       Prepaid expenses and other current assets                           217             276
       Deferred income taxes                                               610             478
                                                                      --------        --------
                  Total current assets                                   8,890          11,906

Property and equipment, net                                              6,735           6,171
Intangible assets, net                                                  10,979          11,270
Investment in unconsolidated affiliate                                   4,286            --
Other assets, net                                                          188             192
                                                                      --------        --------
                                                                      $ 31,078        $ 29,539
                                                                      ========        ========
Current liabilities:
       Accounts payable                                               $    987        $    956
       Accrued expenses and other current liabilities                    4,336           4,708
       Deferred franchise fees                                             195             125
       Current installments of obligations under capital leases              5              12
                                                                      --------        --------
                  Total current liabilities                              5,523           5,801

Obligations under capital leases, net of current installments                9               9
Other liabilities                                                          189             143
                                                                      --------        --------
                  Total liabilities                                      5,721           5,953
                                                                      --------        --------

Stockholders' equity:
       Common stock, $.01 par value - 20,000,000 shares
         authorized, 4,722,216 issued and outstanding                       47              47
       Additional paid-in-capital                                       32,423          32,389
       Accumulated deficit                                              (7,113)         (8,850)
                                                                      --------        --------
                  Total stockholders' equity                            25,357          23,586
                                                                      --------        --------
                                                                      $ 31,078        $ 29,539
                                                                      ========        ========

See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
          THIRTEEN WEEKS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  1998         1997
                                                 ------       ------
Sales                                            $5,833       $5,638
Franchise fees and royalties                        859          863
License royalties                                   286          252
Investment and other income                         237           72
                                                 ------       ------

                  Total revenues                  7,215        6,825
                                                 ------       ------

Costs and expenses:
       Cost of sales                              3,652        3,515
       Restaurant operating expenses              1,523        1,434
       Depreciation and amortization                264          246
       Amortization of intangible assets             96          112
       General and administrative                 1,132        1,106
                                                 ------       ------
                  Total costs and expenses        6,667        6,413
                                                 ------       ------

Earnings before income taxes                        548          412
Provision for income taxes                          136          170
                                                 ------       ------

Net earnings                                     $  412       $  242
                                                 ======       ======

PER SHARE INFORMATION
Net earnings per share
       Basic                                     $ 0.09       $ 0.05
                                                 ======       ======
       Diluted                                   $ 0.09       $ 0.05
                                                 ======       ======

Shares used in computing net income
       Basic                                      4,722        4,722
                                                 ======       ======
       Diluted                                    4,750        4,771
                                                 ======       ======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         THIRTY-NINEWEEKS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  1998          1997
                                                 -------       -------
Sales                                            $19,190       $18,137
Franchise fees and royalties                       2,533         2,337
License royalties                                  1,123         1,194
Investment and other income                          356           617
                                                 -------       -------

                  Total revenues                  23,202        22,285
                                                 -------       -------

Costs and expenses:
       Cost of sales                              11,799        10,911
       Restaurant operating expenses               4,431         4,727
       Depreciation and amortization                 786           758
       Amortization of intangible assets             288           311
       General and administrative                  3,598         3,359
       Interest expense                                1             4
                                                 -------       -------
                  Total costs and expenses        20,903        20,070
                                                 -------       -------

Earnings before income taxes                       2,299         2,215
Provision for income taxes                           562           890
                                                 -------       -------

Net earnings                                     $ 1,737       $ 1,325
                                                 =======       =======

PER SHARE INFORMATION
Net earnings per share
       Basic                                     $  0.37       $  0.28
                                                 =======       =======
       Diluted                                   $  0.37       $  0.28
                                                 =======       =======

Shares used in computing net income
       Basic                                       4,722         4,722
                                                 =======       =======
       Diluted                                     4,754         4,773
                                                 =======       =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THIRTY-NINE WEEKS ENDED DECEMBER 27, 1998
                      (In thousands, except share amounts)
                                   (Unaudited)




                                                                                                           Total
                                                        Additional        Deferred          Accum-         Stock-
                         Common           Common         Paid in-          Compen-          ulated         holders'
                         Shares            Stock          Capital          sation           Deficit        Equity
                        --------         --------       ----------       ----------        --------       ---------
Balance, March
 29, 1998               4,722,216       $      47       $  32,423       $        (34)      $  (8,850)       $  23,586

Amortization
 of deferred
 compensation
 relating to
 restricted stock                                                                 34                               34

Net earnings                                                                                   1,737            1,737
                        ---------       ---------       ---------       ------------       ---------        ---------

Balance, Dec.
 27, 1998               4,722,216       $      47       $  32,423       $       -0-        $  (7,113)       $  25,357
                        =========       =========       =========       ===========       =========         =========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         THIRTY-NINE WEEKS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997
                                 (In thousands)
                                   (Unaudited)

                                                                       1998           1997
                                                                     -------        -------
Cash flows from operating activities:
       Net earnings                                                  $ 1,737        $ 1,325
       Adjustments to reconcile net earnings to
         net cash provided by operating activities:
             Depreciation                                                786            758
             Amortization of intangible assets                           288            311
             Provision for doubtful accounts                              45             45
             Amortization of deferred compensation                        34             36
             Gain on the sale of restaurant                             --             (130)
             Deferred income taxes                                      (132)          --
       Changes in assets and liabilities:
             Marketable investment securities                          4,413           (820)
             Franchise and other receivables                            (618)          (312)
             Inventory                                                   (46)           (72)
             Prepaid and other current assets                             59            132
             Accounts payable and accrued expenses                      (341)            (1)
             Deferred franchise fees                                      70           (114)
             Other assets                                                  4             25
             Other non current liabilities                                46            151
                                                                     -------        -------
               Net cash provided by operating activities               6,345          1.334
                                                                     -------        -------

Cash flows from investing activities:
       Purchase of property and equipment                             (1,347)        (1,359)
       Purchase of equity interest in Miami Subs Corp.                (4,286)          --
       Proceeds from the sale of property and equipment                 --              130
                                                                     -------        -------
               Net cash used in investing activities                  (5,633)        (1,229)
                                                                     -------        -------

Cash flows from financing activities:
       Principal repayment of obligations under capital leases            (7)            (8)
                                                                     -------        -------
         Net cash used in financing activities                            (7)            (8)
                                                                     -------        -------

Net increase in cash and cash equivalents                                705             97

Cash and cash equivalents, beginning of period                         1,306            647
                                                                     -------        -------
Cash and cash equivalents, end of period                             $ 2,011        $   744
                                                                     =======        =======

Cash paid during the period for:
       Interest                                                      $     1        $     1
       Income taxes                                                      470            416

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries ("Nathan's" or the "Company") for the thirteen and thirty-nine week periods ended December 27, 1998 and December 28, 1997 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

NOTE B - RECLASSIFICATIONS

Certain reclassifications of prior period items have been made to conform to the December 27, 1998 presentation.

NOTE C - EARNINGS PER SHARE

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and thirty-nine week periods ended December 27, 1998 and December 28, 1997, respectively.

Thirteen weeks                                                                               Net Income
--------------                                  Net Income       Number of Shares            Per Share
                                                ----------       ----------------            ---------
                                             1998       1997     1998        1997          1998        1997
                                           --------   --------   -----       -----       --------    --------
Basic EPS
---------
   Basic calculation                       $    412   $    242   4,722       4,722       $    .09    $    .05
   Effect of dilutive employee stock
      Options and warrants                     --         --        28          49           --          --
                                           --------   --------   -----       -----       --------    --------

Diluted EPS
-----------

   Diluted calculation    $412               $242              4,750            4,771           $ .09          $ .05
                          ====               ====              =====            =====           =====          =====


Thirty-nine weeks                                                                                       Net Income
-----------------                              Net Income             Number of Shares                  Per Share
                                               ----------             ----------------                  ---------
                                            1998         1997         1998         1997          1998           1997
                                           ------       ------       ------       ------       --------       --------
Basic EPS
   Basic calculation                       $1,737       $1,325        4,722        4,722       $    .37       $    .28
   Effect of dilutive employee stock
      Options and warrants                   --           --             32           51           --             --
                                           ------       ------       ------       ------       --------       --------

Diluted EPS
-----------
   Diluted calculation                     $1,737       $1,325        4,754        4,773       $    .37       $     28
                                           ======       ======       ======       ======       ========       ========


NOTE D - INCOME TAXES

In the fourth quarter fiscal 1998, management of the Company determined that, more likely than not, a portion of its previously-reserved deferred tax assets would be realized and, accordingly, reduced the related valuation allowance. Management continues to monitor the likelihood of the realizability of its deferred tax asset and based upon the current facts and circumstances, has recognized during fiscal 1999, further adjustment to its deferred tax valuation allowance in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". On January 22, 1999, Nathan's filed amended New York State tax returns for the fiscal years end March 1995, 1996 and 1997, and anticipated a refund of approximately $600,000.

NOTE E - COMPREHENSIVE INCOME

In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all nonowner changes in equity (or other comprehensive income) such as unrealized gains / losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the fiscal periods ended December 27, 1998 and December 28, 1997 and for the quarters ended December 27, 1998 and December 28, 1997, Nathan's operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, Nathan's comprehensive income is the same as its net income for all periods presented.

NOTE F - INVESTMENT IN MIAMI SUBS CORPORATION

On November 25, 1998 the Company acquired 8,121,000 shares (2,030,250 shares after the effect of a 1-for-4 reverse stock split) or 29.9% of the outstanding common stock of Miami Subs Corporation (NASDAQ:SUSCD) for $4,200,000, excluding transaction costs, and entered into a letter of intent to acquire the remaining outstanding shares of Miami Subs Corporation in an exchange for Nathan's stock and warrants. This transaction will be accounted for under the equity method of accounting for investments.


NOTE G - SUBSEQUENT EVENTS

On January 15, 1999 Nathan's Famous, Inc. and Miami Subs Corporation entered into a definitive merger agreement pursuant to which Nathan's is expected to acquire the remaining outstanding shares of Miami Subs Corporations in exchange for approximately 2,375,000 shares of Nathan's Common Stock and warrants to acquire approximately 593,000 shares of Nathan's Common Stock at a price of $6.00 per share. The merger is subject to certain conditions, including completion of due diligence, receipt of fairness opinions and approval by a majority of the stockholders of both companies.


On January 12, 1999, the Official Committee of Franchisees (the "Franchisee Committee") of Roasters Corp. and Roasters Franchise Corp. submitted its disclosure statement describing its plan of reorganization for Roasters Corp. and Roasters Franchise Corp. (the "Debtors"). Under the Franchisee Committee plan, Nathan's would become the franchisor for Kenny Rogers Roasters and assume the contract and other intellectual property rights necessary to enable it to act as franchisor in exchange for the payment by Nathan's of $1,250,000. At the time that the Franchisee Committee's plan was submitted to the bankruptcy court, Nathan's deposited $100,000 of such payment in an escrow account , which would be refunded in the event that the Franchisee Committee's plan is not approved. Approval of the Franchisee Committee plan is subject to an affirmative vote of the Debtors' creditors and the confirmation of the bankruptcy court. The Debtors have also submitted their own plan for approval by creditors. Consequently, there can be no assurance that the Franchisee Committee's plan will be approved and that Nathan's will become the franchisor of Kenny Rogers Roasters.


The Company and certain other of the named defendants in the action entitled Textron Financial Corporation v. Nathan's Famous, Inc. et al, entered into a settlement with Textron whereby all of the plaintiff's claims against the Company and such other defendants were resolved pursuant to a Settlement Agreement and Mutual Release that provided for payments to be made jointly by all of said defendants on or before December 30, 1998 and January 15, 1999. Amounts due under the settlement have been previously accrued for in accordance with SFAS No 5, "Accounting for Contingencies."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 27, 1998 COMPARED TO DECEMBER 28, 1997

Revenues

Total sales increased 3.5% or $195,000 to $5,833,000 for the thirteen weeks ended December 27, 1998 ("third quarter fiscal 1999") from $5,638,000 for the thirteen weeks ended December 28, 1997 ("third quarter fiscal 1998"). Company-owned restaurant sales were $5,309,000 in the third quarter fiscal 1999 compared to $5,342,000 in the third quarter fiscal 1998. Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year) increased by approximately 3.6% in the third quarter fiscal 1999 versus the third quarter fiscal 1998. The Company continues to emphasize local store marketing activities, new product introductions and value pricing strategies. At December 27, 1998 and December 28, 1997, there were 26 and 25 Company-owned units, respectively. Sales from the Branded Product Program were $524,000 for the third quarter fiscal 1999, compared to sales of $296,000 in the third quarter fiscal 1998.

Franchise fees and royalties were $859,000 in the third quarter fiscal 1999 compared to $863,000 in the third quarter fiscal 1998. Franchise royalties increased by $12,000 or 1.7% to $707,000 in the third quarter fiscal 1999 compared to $695,000 in the third quarter fiscal 1998. Franchise restaurant sales, upon which royalties are based, increased by $1,009,000, to $16,518,000 in the third quarter fiscal 1999 as compared to $15,509,000 in the third quarter fiscal 1998. Fiscal 1998 results included a one-time reconciliation of approximately $40,000. The majority of the sales increase can be attributed to the new franchised and licensed units operating during the third quarter fiscal 1999. Franchise fee income was $152,000 in the third quarter fiscal 1999 compared to $168,000 in the third quarter fiscal 1998. During the third quarter fiscal 1999, 9 new franchised or licensed units opened, including the second restaurant in Israel and the first Kosher Nathan's restaurant in Brooklyn, New York.

License royalties increased by $34,000 or 13.5% to $286,000 in the third quarter fiscal 1999, as compared to $252,000 in the third quarter fiscal 1998. This increase is primarily attributable to higher royalties recognized by the Company from its licensee, SMG, Inc., from the sale of Nathan's frankfurters in supermarkets and royalties earned under a new license agreement of approximately $25,000 for the sale of Nathan's home meal replacements in supermarkets. During the third quarter fiscal 1998, the Company recognized income of $60,000 from the amortization of the deferred fee received from SMG, Inc. which was fully amortized in March 1998.

Investment and other income was $237,000 in the third quarter fiscal 1999 versus $72,000 in the third quarter fiscal 1998. The Company experienced a $156,000 increase in the value of its investment portfolio for the third quarter fiscal 1999, compared to a decrease of $72,000 during the third quarter fiscal 1998 resulting from the difference between the performance of the financial markets during those periods.

Costs and Expenses

Cost of sales increased by $137,000 from $3,515,000 in the third quarter fiscal 1998 to $3,652,000 in the third quarter fiscal 1999. Higher costs were incurred in conjunction with the growth of the Branded Product Program, the additional restaurant operating during the third quarter fiscal 1999 and higher costs of restaurant sales. The cost of restaurant sales was 61.9% of restaurant sales in the third quarter fiscal 1999 as compared to 61.4% of restaurant sales in the third quarter fiscal 1998. This increase is due primarily to higher food and labor costs associated with Nathan's ongoing promotional activities which Nathan's believes is an integral part of competing in the current value conscious marketplace.

Restaurant operating expenses increased by $89,000 from $1,434,000 in the third quarter fiscal 1998 to $1,523,000 in the third quarter fiscal 1999. This increase can be partially attributed to the cost of operating an additional restaurant during the third quarter fiscal 1999, as well as the costs associated with the Company's marketing efforts. As a percentage of restaurant sales, restaurant operating expenses were 28.7% in the third quarter fiscal 1999, compared to 26.8% in the third quarter fiscal 1998.

Depreciation and amortization increased by $18,000 or 7.3% from $246,000 in the third quarter fiscal 1998 to $264,000 in the third quarter fiscal 1999. Amortization of intangibles was $96,000 in the third quarter fiscal 1999, compared to $112,000 in the third quarter fiscal 1998.

General and administrative expenses increased by $26,000 or 2.4% to $1,132,000 in the third quarter fiscal 1999, as compared to $1,106,000 in the third quarter fiscal 1998. Approximately $32,000 of the increase relates to salaries of additional personnel hired primarily to support Nathan's new growth initiatives and $40,000 is associated with management incentive plans based upon the achievement of predetermined financial targets which were partially offset by other G&A savings.

Income Tax Provision

In the third quarter fiscal 1999, the income tax provision was $136,000 or 24.7% of earnings before income taxes. In the third quarter fiscal 1999, the Company reduced its valuation allowance by $115,000. The third quarter fiscal 1999 provision before adjustment for the valuation allowance was $251,000 or 45.8% of income before income taxes. In the third quarter fiscal 1998, the income tax provision was $170,000 or 41.3% of income before income taxes.

THIRTY-NINE WEEKS ENDED DECEMBER 27, 1998 COMPARED TO DECEMBER 28, 1997

Revenues

Total sales increased 5.8% or $1,053,000 to $19,190,000 for the thirty-nine weeks ended December 27, 1998 ("fiscal 1999") from $18,137,000 for the thirty-nine weeks ended December 28, 1997 ("fiscal 1998"). Company-owned restaurant sales increased 0.8% or $131,000 to $17,406,000 from $17,275,000.
Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year), increased by approximately 2.1% in fiscal 1999 versus fiscal 1998. The Company continues to emphasize local store marketing activities, new product introductions and value pricing strategies. These activities were supplemented with a radio and billboard campaign during the summer 1998. During fiscal 1999, the Company completed the renovation of the 86th Street restaurant in Brooklyn, NY, which included a drive thru operation, and its restaurant in the Kings Plaza Shopping Center. Plans are currently being considered to renovate and modernize the appearance and design of certain other Company-owned units. At December 27, 1998 and December 28, 1997, there were 26 and 25 Company-owned units, respectively. Sales from the Branded Product Program were $1,784,000 for fiscal 1999 as compared to $862,000 for fiscal 1998.

Franchise fees and royalties increased by $196,000 or 8.4% to $2,533,000 in fiscal 1999 compared to $2,337,000 in fiscal 1998. Franchise royalties increased by $166,000 or 8.8% to $2,051,000 in fiscal 1999 as compared to $1,885,000 in fiscal 1998. Franchise restaurant sales, upon which royalties are based, increased by 10.4% or $4,629,000, to $49,111,000 in fiscal 1999, compared to $44,482,000 in fiscal 1998. The majority of the sales increase can be attributed to the new franchised and licensed units operating during fiscal 1999. Franchise fee income was $482,000 in fiscal 1999, compared to $452,000 in fiscal 1998. During fiscal 1999, 19 new franchised or licensed units opened, including the second restaurant in Israel, and the first Kosher Nathan's restaurant in Brooklyn, New York. The Company also executed an agreement for international development within Egypt. At December 27, 1998, there were 168 franchised or licensed restaurants as compared to 154 at December 28, 1997.

License royalties decreased by $71,000 or 5.9% to $1,123,000 in fiscal 1999, compared to $1,194,000 in fiscal 1998. During fiscal 1999 the Company earned royalties of approximately $100,000 under a new license agreement for the sale of Nathan's home meal replacements in supermarkets. Fiscal 1998 results included $180,000 of income recognized from the amortization of the deferred fee received from SMG, Inc., which was fully amortized in March 1998.

Investment and other income was $356,000 in fiscal 1999 versus $617,000 in fiscal 1998. Approximately $176,000 of the decrease is the result of lower earnings on Nathan's marketable investment securities resulting from the difference in the performance of the financial markets between the two years. During fiscal 1998, the Company also recognized a gain of approximately $130,000 from the sale of an underperforming restaurant.

Costs and Expenses

Cost of sales increased by $888,000 from $10,911,000 in fiscal 1998 to $11,799,000 in fiscal 1999. Higher costs were incurred in conjunction with the growth of the Branded Product Program, the additional restaurants operating during fiscal 1999 and the higher costs of restaurant sales. The cost of restaurant sales was 60.0% of restaurant sales in fiscal 1999 as compared to 59.2% of restaurant sales in fiscal 1998. This increase is due primarily to higher food and labor costs associated with Nathan's ongoing promotional activities and the impact of the minimum wage increase which took effect in September 1997. The Company continues to seek to operate more efficiently and expects to seek selective price adjustments wherever available to minimize the margin pressures which have become an integral part of competing in the current value conscious marketplace.

Restaurant operating expenses decreased by $296,000 from $4,727,000 in fiscal 1998 to $4,431,000 in fiscal 1999. This decrease can be primarily attributed to a four month cost hiatus during the renovation of the Kings Plaza restaurant, reduced costs of property taxes arising from successful tax certiorari proceedings, overall lower costs of insurance and utilities and the change in restaurants operated between the two periods. As a percentage of restaurant sales, restaurant operating expenses were 25.5% in fiscal 1999 as compared to 27.4% in fiscal 1998.

Depreciation and amortization increased by $28,000 or 3.7% from $758,000 in fiscal 1998 to $786,000 in fiscal 1999. Amortization of intangibles was $288,000 in fiscal 1999 as compared to $311,000 in fiscal 1998.

General and administrative expenses increased by $239,000 or 7.1% to $3,598,000 in fiscal 1999, compared to $3,359,000 in fiscal 1998. Approximately $133,000 of the increase relates to salaries of additional personnel primarily to support Nathan's new growth initiatives, $35,000 relates to international development efforts and $83,000 is associated with management incentive plans based upon the achievement of predetermined financial targets.

Income Tax Provision

In fiscal 1999, the income tax provision was $562,000 or 24.4% of earnings before income taxes. In fiscal 1999 the Company reduced its valuation allowance by $426,000. The fiscal 1999 provision before adjustment for the valuation allowance was $988,000 or 43.0% of income before taxes. In fiscal 1998, the income tax provision was $890,000 or 40.2% of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 27, 1998 aggregated $2,011,000, increasing by $705,000 during the fiscal 1999 period. At December 27, 1998, marketable investment securities totalled $4,101,000 and net working capital decreased to $3,367,000 from $6,105,000 at March 29, 1998.

Cash provided by operations of $6,345,000 in the fiscal 1999 period is primarily attributable to net income of $1,737,000, non-cash charges of $1,153,000, including depreciation and amortization of $1,074,000, a decrease in marketable investment securities of $4,413,000 and an increase in deferred franchise fees of $70,000, an increase in franchise and other receivables of $618,000, and a decrease in accounts payable and accrued expenses of $341,000.

Cash used in investing activities of $5,633,000 represents $1,347,000 for capital acquisitions relating primarily to the renovation of two Company-owned restaurants and other fixed asset additions. Additionally, on November 25, 1998 the Company acquired 8,121,000 shares or approximately 29.9% of the outstanding common stock of Miami Subs Corporation (NASDAQ:SUSCD) for $4,200,000, excluding transaction costs, and entered into a letter of intent to acquire the remaining outstanding shares of Miami Subs Corporation in an exchange for Nathan's stock and warrants. On January 15, 1999 Nathan's Famous, Inc. and Miami Subs Corporation entered into a definitive merger agreement pursuant to which Nathan's is expected to acquire the remaining outstanding shares of Miami Subs Corporation in exchange for approximately 2,375,000 shares of Nathan's Common Stock and warrants to acquire approximately 593,000 shares of Nathan's Famous, Inc Common Stock at a price of $6.00 per share. The merger is subject to certain conditions, including completion of due diligence, receipt of fairness opinions and approval by a majority of the stockholders of Nathan's and Miami Subs Corporation.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital for its planned operations and expansion program through fiscal 1999. The Company maintains a $5,000,000 uncommitted bank line of credit. The Company has not borrowed any funds to date under its line of credit.

YEAR 2000

The Company has undergone an internal evaluation of its computer systems and has determined that its existing computer systems would require a significant amount of effort and cost in order to make them Year 2000 compliant. Accordingly, in order to meet its growing business requirements and assure Year 2000 compliance, the Company decided to replace its existing accounting systems. In July 1998, the Company entered into a contract to license Lawson Accounting software which has been certified to be Year 2000 compliant. The Company has successfully completed the conversion of its financial systems and believes that the remaining aspects of the complete Lawson implementation can be accomplished in a timely manner. The Company estimates the total capital cost associated with this effort to be approximately $350,000, however, there can be no assurance to this effect. Additionally, the Company has addressed the Year 2000 issue with its Point of Sale provider and has been assured that their systems will be Year 2000 compliant. The Company cannot predict the effect of the Year 2000 problem on the vendors and others with which the Company transacts business and there can be no assurance that the effect of the Year 2000 problem on such entities will not have a material adverse effect on Nathan's business, operating results and financial position.

FORWARD LOOKING STATEMENT

Certain statements contained in this report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause Nathan's actual results and performance to differ materially from those described or implied in the forward looking statements. These risks and uncertainties, many of which are not within Nathan's control, include, but are not limited to economic, weather, legislative and business conditions; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; ability to continue to attract franchisees; the ability to purchase our primary food and paper products at reasonable prices; no material increases in the minimum wage; and Nathan's ability to attract competent restaurant, and managerial personnel.


                           PART II. OTHER INFORMATION



ITEM 1: LEGAL PROCEEDINGS

Textron Financial Corporation v. Nathan's Famous, Inc. et al

The Company and certain other of the named defendants entered into a Settlement with Textron whereby all of the plaintiff's claims against the Company and such other defendants were resolved pursuant to a Settlement Agreement and Mutual Release that provided for payments to be made jointly by all of said defendants on or before December 30, 1998 and January 15, 1999.

ITEM 5: OTHER INFORMATION

On January 12, 1999, the Official Committee of Franchisees (the "Franchisee Committee") of Roasters Corp. and Roasters Franchise Corp. submitted its disclosure statement describing its plan of reorganization for Roasters Corp. and Roasters Franchise Corp. (the "Debtors"). Under the Franchisee Committee plan, Nathan's would become the franchisor for Kenny Rogers Roasters and assume the contract and other intellectual property rights necessary to enable it to act as franchisor in exchange for the payment by Nathan's of $1,250,000. At the time that the Franchisee Committee's plan was submitted to the bankruptcy court, Nathan's deposited $100,000 of such payment, which would be refunded in the event that the Franchisee Committee's plan is not approved. Approval of the Franchisee Committee plan is subject to an affirmative vote of the Debtors' creditors and the confirmation of the bankruptcy court. The Debtors have also submitted their own plan for approval by creditors. Consequently, there can be no assurance that the Franchisee Committee's plan will be approved and that Nathan's will become the franchisor of Kenny Rogers Roasters.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                          None.

         (b)   Reports on Form 8-K

On January 5, 1999 the Company reported on Form 8-K that it acquired 8,121,000 shares of Miami Subs Corporation for $4,200,000 in a private transaction, and that Nathan's entered into a letter of intent with Miami

Subs Corporation to acquire the remaining outstanding common stock in exchange for Nathan's common stock plus warrants.

On February 1, 1999 the Company reported on Form 8-K that it executed a merger agreement with Miami Subs Corporation in which Nathan's proposes to acquire the remaining outstanding common stock of Miami Subs Corporation in exchange for Nathan's common stock plus warrants.

On February 5, 1999 the Company filed on Form 8-K/A which included the required financial statement information that was permitted to be filed within 60 days of the underlying event that required the Form 8-K which was filed on January 5, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NATHAN'S FAMOUS, INC.



Date: February 8, 1999     By:   /s/  Wayne Norbitz
                               -------------------------------------------------
                                  Wayne Norbitz
                                   President and Chief Operating Officer
                                    (Principal Executive Officer)


Date: February 8, 1999     By:   /s/  Ronald G. DeVos
                               -------------------------------------------------
                                  Ronald G. DeVos
                                  Vice President - Finance
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)