Form 10-K
period 1999-03-28
NATHANS FAMOUS INC
filed 1999-06-25
CIK 69733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 28, 1999
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from           to

                           Commission File No. 1-3189

                              NATHAN'S FAMOUS, INC.

             (Exact name of registrant as specified in its charter)

                        Delaware                                                  11-3166443
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

1400 Old Country Road, Westbury, New York                                            11590
  (Address of Principal Executive Offices)                                        (Zip Code)

Registrant's telephone number, including area code:                              (516) 338-8500


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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 4, 1999 was approximately $17,413,172.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 4, 1999, there were 4,722,216 shares of Common Stock, par value $.01 per share outstanding.

        Documents incorporated by reference: None

                                     PART I

ITEM 1.  BUSINESS

        Nathan's Famous, Inc. ("Nathan's" or the "Company") currently operates and franchises or licenses 188 fast food units featuring its famous all beef frankfurters, fresh crinkle-cut french fried potatoes, and a variety of other menu offerings. Company-owned and franchised units operate under the name "Nathan's Famous," the name first used at Nathans' original Coney Island restaurant opened in 1916. Since fiscal 1997, Nathan's supplemented its franchise program with its Branded Product Program which enables foodservice retailers to sell some of Nathan's proprietary products outside of the realm of a traditional franchise relationship.

        Over the past five years, Nathan's has been focused on developing its restaurant system by operating Company-owned restaurants and opening franchised or licensed restaurants while developing complimentary lines of business, such as expanding its supermarket licensing program, implementing its Branded Product Program and developing an international master franchising program.

        At March 28, 1999, the Nathan's Famous system included 25 Company-owned units concentrated in the New York metropolitan area, New Jersey, Pennsylvania and Connecticut, 163 franchised or licensed units, including 28 carts, kiosks, and counter units and over 700 branded product outlets under its Branded Product Program, operating in 37 states, the District of Columbia, Israel and the islands of Jamaica and Aruba.

        Nathan's plans to further expand its market penetration by growing its Branded Product Program, opening new Company-owned, franchised or licensed outlets emphasizing continued introduction into non-traditional captive markets such as airports, highway travel plazas, universities, convenience stores and certain other retailers and other high traffic areas. These types of locations allow Nathans' to maximize its return on investment by minimizing its capital investment and reducing its advertising costs while simplifying the unit's operation. Nathan's also plans to develop an international presence through the use of master franchising agreements.

        Nathan's was incorporated in Delaware on July 10, 1992 under the name "Nathan's Famous Holding Corporation" to act as the parent of a Delaware corporation then-known as Nathan's Famous, Inc. On December 15, 1992, Nathan's changed its name to Nathan's Famous, Inc. and its Delaware subsidiary changed its name to Nathan's Famous Operating Corporation. The Delaware subsidiary was organized in October 1989 in connection with its reincorporation in Delaware from that of a New York corporation named "Nathan's Famous, Inc." The New York Nathan's was incorporated on July 10, 1925 as a successor to the sole proprietorship that opened the first Nathan's restaurant in Coney Island in 1916. On July 23, 1987, Equicor Group, Ltd. was merged with and into the New York Nathan's in a "going private" transaction. The New York Nathan's, the Delaware subsidiary and Equicor may all be deemed to be predecessors of Nathan's.


RECENT DEVELOPMENTS

        On February 19, 1999, the U. S. Bankruptcy Court for the Middle District of North Carolina, Durham Division, confirmed the Joint Plan of Reorganization of the Official Committee of Franchisees of Roasters Corp. and Roasters Franchise Corp., operators of Kenny Rogers Roasters Restaurants. Under the joint plan of reorganization, on April 1, 1999, Nathan's acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. for $1,250,000 in cash plus related expenses, which was paid out of Nathan's' working capital. Nathan's anticipates that this acquisition will enable it to further the market penetration it has achieved to date, although there is no assurance in this regard.

On November 25, 1998, Nathan's acquired 8,121,000 shares, or approximately 29.9% of the outstanding common stock, of Miami Subs Corporation for $4,200,000, excluding transaction costs, and entered into a non-binding letter of intent which contemplated the acquisition of the remaining outstanding shares of Miami Subs. After giving effect to Miami Subs one-for-four reverse stock split in January 1999, Nathan's now owns 2,030,250 shares of Miami Subs common stock. On January 15, 1999, Nathan's and Miami Subs entered into a definitive merger agreement under which Nathan's is expected to acquire the remaining outstanding shares of Miami Subs in exchange for approximately 2,319,000 shares of Nathan's common stock and warrants to acquire approximately 580,000 shares of Nathan's common stock at a price of $6.00 per share. The merger is subject to certain conditions, including completion of due diligence, receipt of fairness opinions and approval by a majority of the stockholders of Nathan's and Miami Subs.

RESTAURANT OPERATIONS

Concept and Menus

        The Nathan's concept offers a wide range of facility designs and sizes, suitable to a vast variety of locations and features a core menu, consisting of the "Nathans Famous" all-beef frankfurters, fresh crinkle-cut french fries and beverages. Nathan's menu is designed to be tailored to take advantage of site-specific market opportunities by adding complementary food items to the core menu. The Nathan's concept is suitable to stand alone or be co-branded with other nationally recognized brands.

        Nathans' hot dogs are all-beef and are free from all fillers and starches. Hot dogs are flavored with the original secret blend of spices created by Ida Handwerker in 1916, which historically have distinguished Nathans' hot dogs. Hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 80 years. Fresh crinkle-cut french fried potatoes are prepared daily at each Nathan's restaurant. Nathan's french fried potatoes are cooked to order in 100% cholesterol-free corn oil. Nathan's estimates that approximately 65% to 70% of sales in its company-owned units consist of its famous hot dogs, fresh crinkle-cut french fried potatoes and beverages.

        Individual Nathan's restaurants supplement their core menu of hot dogs, french fries and beverages with a variety of other quality menu choices: chargrilled hamburgers, chargrilled chicken sandwiches, Philly Cheesesteaks, selected seafood and fried chicken items, a breakfast menu and assorted desserts and snacks. While the number of supplemental menus carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Foods such as a chargrilled chicken breast, fresh-squeezed lemonade and an assortment of salads, fresh fruits and frozen yogurts have been added to appeal to customers interested in lighter cuisine. Each of these supplemental menu options consists of a number of individual items; for example, the hamburger menu may include chargrilled bacon cheeseburgers, cheeseburgers, superburgers and "BLT" burgers. Nathan's maintains the same quality standard with each supplemental menu as it does with its core hot dog and french fried potato menu. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. Nathan's also has a "Kids Meal" program in which various menu alternatives are combined with toys to appeal to the children's market.

        Nathans' prototype restaurant units are available in a range of sizes as follows: Type A--300 to 1,200 sq. ft., Type B--approximately 2,200 sq. ft. and Type C--approximately 4,000 sq. ft. Nathan's has also developed prototype carts, kiosks, and modular merchandising units, all designated as Type D. Type A units may not have customer seating areas, although they may often share seating areas with other fast food outlets in food court settings. Type B and Type C units generally provide seating for 45 to 50 and 75 to 125 customers, respectively. Type D units generally carry only the core menu. This menu is supplemented by a number of other menu selections in Type A & B units and even greater menu selection in Type C units. The standardization of Nathans' prototype unit designs and menus has enabled Nathan's to reduce the cost of constructing conforming restaurant units and the operating costs of these units.

        Nathan's believes its carts, kiosks and modular units are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry food service, within larger retail operations and other captive markets. Many of these smaller units have been designed specifically to support Nathan's expanding Branded Product Program. All prototypes utilize a uniform, contemporary design.

Franchise Program

        Nathans' franchise operations included 163 units at March 28, 1999, operating in 18 states, the Island of Aruba and the State of Israel. During the current fiscal year, Nathans' franchising program has expanded internationally having executed Master Development Agreements for the State of Israel and Egypt. Two restaurants are currently operating in Israel and 3 units are under various stages of development in Egypt. Another Nathan's franchisee has executed a master development agreement for the development of Nathan's Kosher restaurants within the United States. The first Kosher Nathan's restaurant opened in December 1998.

        Today, Nathan's counts among its 82 franchisees and licensees such well known companies as Host Marriott Services USA, Inc., ARAMARK Leisure Services, Inc., CA1 Services, Inc., Service America Corp., Ogden Services Corp. and Sodexho USA. Nathan's continues to seek to market the franchising program to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units.

        As of March 28, 1999, Host Marriott operated 29 franchised outlets including 14 units at airports and 15 within highway travel plazas.

        Franchisees who desire to open multiple units in a specific territory generally enter into a standard area development agreement under which Nathan's receives an advance fee based upon the number of proposed units which the franchisee is authorized to open. This advance is credited against the franchise fee payable to Nathan's as provided in its standard franchise agreement. In some circumstances, Nathan's may grant exclusive territorial rights, including foreign countries, for the development of Nathan's units based upon compliance with a predetermined development schedule. Nathan's may require that an exclusivity fee be conveyed for these rights. Additionally, under some circumstances, Nathan's may pay fees associated with the development of some geographic areas.

        Franchisees are required to execute a standard franchise agreement or license agreement prior to opening each "Nathan's Famous" unit. Nathans' current standard franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 4.5% of restaurant sales and the expenditure of 2.5% of sales on advertising. Nathan's also offers a modified franchise agreement tailored to meet the needs of franchisees who desire to operate a Nathan's of a smaller size offering a reduced menu. The modified franchise agreement provides for the initial franchise fee of $15,000 which is payable upon execution of the agreement, monthly royalties of 4.5% and the expenditure of 2.5% of sales on advertising. In some specific situations, Nathan's may offer alternatives to the standard franchise agreement. Marriott and National Restaurant Management, Inc., are among those who are not subject to the requirement to spend a percentage of sales on advertising. The initial term of the typical franchise agreement is 20 years, with a 15-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

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

        Franchisees are approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the proposed scope of the development agreement. Nathan's does not offer any financing arrangements to its franchisees.

        Nathan's provides numerous support services to its franchisees. Nathan's assists in and approves all site selections. Thereafter, Nathan's provides architectural prototype plans suitable for restaurants of varying sizes and configurations, for use in food-court, in-line and free-standing locations. Nathan's also assists in establishing building design specifications, reviewing construction compliance, equipping the restaurant and providing appropriate menus to coordinate with the prototype restaurant design and location selected by the franchisee. Nathan's typically does not sell food, equipment or supplies to its franchisees.

        Nathan's offers various management training courses for management personnel of Company-owned and franchised restaurants. At least one restaurant manager from each restaurant must successfully complete Nathans' mandated management training program. Nathan's also offers additional operations and general management training courses for all restaurant managers and other managers with supervisory responsibilities. Nathan's provides standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs. Nathan's also provides ongoing advice and assistance to franchisees.

        Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by Nathan's and applied on a system-wide basis. Nathan's continuously monitors franchisee operations and inspects restaurants. Franchisees are required to furnish Nathan's with detailed monthly sales or operating reports which assist Nathan's in monitoring the franchisee's compliance with its franchise or license agreement. Nathan's makes both announced and unannounced inspections of restaurants to ensure that company practices and procedures are being followed. Nathan's has the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. Nathan's also has the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise or license agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 28, 1999, Nathan's terminated 2 franchise agreements.

Company-owned Operations

        As of March 28, 1999, Nathan's operated 25 Company-owned units, including two kiosks, in New York, New Jersey, Connecticut and Pennsylvania. Some of Nathans' restaurants are older and significantly larger units which do not conform to current prototype designs. These units carry a broader selection of menu items than current franchise prototype units. The items offered at Company-owned restaurants, other than the core menu, tend to have lower margins than the core menu. The older units required significantly higher levels of initial investment than current franchise prototypes and tend to operate at a lower sales/investment ratio. For this reason, Nathan's does not intend to replicate these units in its planned expansion of Company-owned units.

        Nathan's has entered into a food service lease agreement with Home Depot U.S.A., Inc. under which Nathan's leases space within certain Home Depot Improvement Centers to operate its restaurants. The term of each Home Depot agreement is five years from the date on which the restaurant opens, with two five year renewal options. Nathan's currently operates 11 units within Home Depot Improvement Centers, including 2 kiosks. Nathan's is currently developing a new prototype unit which is expected to open in the winter of 2000. Nathan's believes that this new unit may provide further development opportunities with The Home Depot.

        Since Nathans' initial public offering in February 1993, Nathan's has acquired seven Company-owned restaurants from franchisees, opened 18 new Company-owned units, commenced operating two carts, sold one unit and closed nine units. Nathan's may close other units in the future.

        Company-owned units currently range in size from approximately 440 square feet to 10,000 square feet and are located principally in retail shopping environments or are free-standing buildings. Some restaurant designs do not include seating and others include seating for 100 to 300 customers. The restaurants are designed to appeal to all ages and generally are open seven days a week. Nathan's has established high standards with respect to food quality, cleanliness and service at its restaurants and regularly monitors the operations of its restaurants to ensure adherence to these standards. Restaurant service areas, seating, signage and general decor are contemporary. The average check at the comparable Company-owned restaurants was approximately $5.28 for fiscal 1999.

               The following table shows the number of Company-owned and franchised or licensed units in operation at March 28, 1999 and their geographical distribution:

                                                      Franchise
Location                              Company         or License        Total
--------                              -------         ----------        -----
Arizona                                  --               3               3
California                               --               1               1
Colorado                                 --               1               1
Connecticut                               1               4               5
Florida                                  --              17              17
Indiana                                  --               1               1
Maine                                    --               1               1
Maryland                                 --               2               2

Massachusetts                            --               3               3
Minnesota                                --               1               1
Mississippi                              --               1               1
Nevada                                   --               6               6
New Hampshire                            --               1               1
New Jersey                                6              44              50
New York                                 16              64              80
North Carolina                           --               3               3
Pennsylvania                              2               6               8
Rhode Island                             --               1               1
                                        ---             ---             ---
Domestic Subtotal                        25             160             185
                                        ---             ---             ---

International Locations
Aruba                                    --               1               1
Israel                                   --               2               2
                                        ---             ---             ---
International Subtotal                   --               3               3
                                        ---             ---             ---
Grand Total                              25             163             188
                                        ---             ---             ---

Branded Product Program

        During fiscal 1998, Nathan's launched its new "Branded Product Program" in which qualified foodservice operators may offer Nathans' hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods. Nathan's sells the products directly to various distributors who resell these proprietary products to retailers. Currently, there are over 700 branded outlets operating under this program. The flexibility of this program has allowed Nathan's to execute exclusive distribution agreements with The Compass Group and Pierre Foods for the sale of pre-packaged Nathan's branded hot dogs through vending machines, convenience stores and club stores. Nathan's has also executed an exclusive agreement with Best Express Foods, Inc. for the sale of Nathan's branded hot dogs to school systems nationwide.

Expansion Program

        Nathans' expansion plans focus on opening Company-owned and franchised units primarily in non-traditional captive markets by utilizing smaller facility types with limited menus and increasing the market penetration of its Branded Product Program. Smaller designs have been developed specifically to encourage co-branding by our business partners. Many of Nathans' franchisees currently operate units that are co-branded with various nationally recognized brands. New Company-owned units are expected to be opened primarily in the Northeastern United States, concentrated within the New York metropolitan area. Existing Company-owned units are principally located in the New York metropolitan area and Nathan's has extensive experience in operating restaurants in this market. Nathan's intends to continue to focus on opportunities for locating units in non-traditional or other special captive market settings. Nathan's believes that a significant opportunity exists to convert existing sales of non-branded hot dogs into "Nathan's" hot dogs throughout the foodservice industry, by franchisees, licensees or perhaps with retailers by utilizing branded modular merchandising units, carts or kiosks in addition to restaurants.

        For the year ended March 28, 1999, franchisees have opened 21 new franchised units including 2 units in the State of Israel and the first Kosher Nathan's restaurant. The Branded Product Program has also added over 400 branded outlets, exclusive of the points of distribution added under the Pierre Foods, The Compass Group and Best Express Foods contracts.

        Nathan's expects that its franchisees and licensees will open approximately 20-25 new units and that it will seek continued growth of the Branded Product Program in fiscal 2000. Nathan's plans to continue opening Company-owned units within Home Depot Improvement Centers as new opportunities arise.

        During fiscal 1999, Nathan's has continued its international development initiative recognizing that opportunities exist for franchising "Nathan's Famous" restaurants in various foreign countries. Nathan's believes that in addition to restaurant franchising it has the opportunity to offer master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, the ability to subfranchise restaurants to others and also license the manufacture, sale of Nathans' products through supermarkets and also allow for the development of a Branded Product Program. Qualified persons or entities must have satisfactory foodservice experience managing multiple units, a solid infrastructure and the necessary financial resources to support the business development. During fiscal 1999, a Nathan's franchisee has opened 2 units in the State of Israel under a master development agreement and another franchisee has 3 units under development pursuant to a master development agreement for Egypt. Nathan's has also retained a consultant to assist in the development and marketing efforts of the international program. Nathan's has registered some of its service marks and trademarks in more than 20 foreign jurisdictions.

Licensing Program

               Nathan's licenses SMG, Inc. to produce packaged hot dogs and other meat products according to Nathans' proprietary recipes and spice formulations, and to use "Nathan's Famous" and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, groceries and other outlets, thereby providing foods for off-premises consumption. The SMG agreement expires in 2014 and provides for royalties ranging between 3% to 5% of sales. The percentage varies based on sales volume, with escalating minimum royalties. Earned royalties of $1,236,000 in fiscal 1999 exceeded the contractual minimum established under the agreement. Nathan's believes that the overall exposure of the brand and opportunity for consumers to enjoy the "Nathan's Famous" hot dog in their homes helps promote "Nathan's Famous" restaurant patronage. Hot dog sales are concentrated in the New York metropolitan area, New England, Florida and California. Royalties from SMG provided the majority of Nathans's fiscal 1999 retail license revenues.

               In November 1997, Nathan's executed a license agreement with J.J. Mathews & Co, Inc. to produce and market packaged Home Meal Replacement menu items for sale within supermarkets. The agreement calls for Nathan's to receive royalties based upon sales, subject to minimum annual royalties, as specified in the agreement. During fiscal 1999, Nathan's received the minimum royalties of $100,000 payable for calendar 1998.

               Nathan's products are also distributed under licensing agreements with Gold Pure Food Product's Co., Inc. and United Pickle Packers, Inc. Both companies license the "Nathan's Famous" name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned during fiscal 1999 have not been significant.

PROVISIONS AND SUPPLIES

               Nathans' proprietary hot dogs are produced by SMG and Russer Foods, a division of IBP, Inc., in accordance with Nathans' recipes, quality standards and proprietary spice formulations. John Morrell & Company, Nathans' licensee prior to SMG, has retained the right to produce Nathans' proprietary spice formulations. All other company provisions are purchased and obtained from multiple sources to prevent disruption in supply and to obtain competitive prices. Nathan's negotiates directly with its suppliers for all primary food ingredients and beverage products sold at its restaurants to ensure adequate supply and to obtain competitive prices. Franchised operators are free to obtain frankfurters and other proprietary products from any approved supplier and can obtain non-proprietary products from any source whose products meet Nathans' specifications.

MARKETING, PROMOTION AND ADVERTISING

               Nathan's maintains advertising funds for local, regional and national advertising under the Nathan's Famous Systems, Inc. Franchise Agreement. Franchisees are generally required to spend or contribute to the advertising funds up to 2.5% of restaurant sales for advertising and promotion. Marriott and National Restaurant Management, Inc. are among the current franchisees who are not subject to this requirement. If a cooperative advertising program exists in the franchised area, the applicable percentage can be contributed to that program. Where no cooperative advertising program is available, up to 1% of the franchisees' advertising budget must be contributed to the advertising funds for national marketing support. The balance must be expended on programs approved by Nathan's as to form, content and method of dissemination. Through March 28, 1999, Nathans' gross spending for marketing activities was approximately 2.4% of its own restaurant sales.

               Through March 28, 1999, Nathan's continued its primary marketing emphasis on local store marketing campaigns featuring a value oriented strategy complimented with promotional "Limited Time Offers." Nathan's anticipates that near term marketing efforts will continue to emphasize local store marketing activities. These activities were supplemented with a radio and billboard campaign during the summer of 1998. As the concentration of "Nathan's Famous" restaurants in particular geographic areas increases, Nathan's believes the opportunity for effective regional media advertising may exist.

               In addition, SMG promotes and advertises the "Nathan's Famous" packaged retail brand, particularly in the New York metropolitan area, California, the greater Boston area, Phoenix, Arizona and throughout Florida. Nathan's believes that the advertising by SMG increases brand recognition and thereby indirectly benefits Company-owned and franchised restaurants in the areas in which SMG conducts its campaigns. From time to time, Nathan's also participates with SMG in joint promotional activities.

GOVERNMENT REGULATION

               Nathan's is subject to Federal Trade Commission regulation and several state laws which regulate the offer and sale of franchises. Nathan's is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship.

               The FTC's "Trade Regulation Rule Concerning Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" requires Nathan's to provide disclosure of specified information to prospective franchisees. Fifteen states, including New York, also require similar disclosure. While the FTC rule does not require registration or filing of the disclosure document, fourteen states require franchisors to register the disclosure document (or obtain exemptions from that requirement) before offering or selling a franchise. The laws of seventeen other states require some form of registration under "business opportunity" laws, which sometimes apply to franchisors such as Nathan's.

               Laws which regulate one or another aspect of the franchisor-franchisee relationship presently exist in twenty-one states and the District of Columbia. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees in charges, royalties or fees. These laws have not precluded Nathan's from seeking franchisees in any given area. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on Nathans' operations.

               Nathan's is not aware of any pending franchise legislation which in its view is likely to significantly affect the operations of Nathan's. Nathan's believes that its operations comply substantially with the FTC rule and state franchise laws.

               Each Company-owned and franchised restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.

               Nathan's is subject to federal and state environmental regulations, which have not had a material effect on Nathans' operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. In addition, the federal Americans with Disabilities Act ("ADA") applies with respect to the design, construction and renovation of all restaurants in the United States. Compliance with the ADA's requirements could delay or prevent the development of, or renovation to restaurants in certain locations, as well as add to the cost of such development.

               Each of the companies which manufactures, supplies or sells Nathans' products is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety and other departments. Difficulties or failures by these companies in obtaining the required licenses or approvals could adversely effect the revenues of Nathan's which are generated from these companies.

               Nathan's believes that it operates in substantial compliance with applicable laws and regulations governing its operations.

EMPLOYEES

               Nathan's regularly employed an average of approximately 590 persons during fiscal 1999, of whom 35 were corporate management and administrative employees, 110 were restaurant managers and 476 were hourly full-time and part-time food-service employees. The number of hourly food-service employees ranged from a low of 411 to a high of 500. Food-service employees at five locations are represented by 1115 Culinary Employees Union, a division of 1115 Joint Board, under various agreements which are expected to be renegotiated by August 1999. Nathan's considers its employee relations to be good and for more than 27 years has not suffered any strike or work stoppage.

               Nathan's provides a training program for managers and assistant managers of its new Company-owned and franchised restaurants. Hourly food workers are trained, on site, by managers and crew trainers following company practices and procedures outlined in its operating manuals.

TRADEMARKS

               Nathan's holds trademark and service mark registrations for NATHAN'S FAMOUS, NATHAN'S and Design, NATHAN'S FAMOUS SINCE 1916 and SINCE 1916 NATHAN'S FAMOUS within the United States with some of these marks holding corresponding foreign trademark and service mark registrations in more than 20 jurisdictions. Nathan's also holds various related marks for restaurant services and some food items. Nathan's believes that its trademarks and service marks provide significant value to Nathan's and are an important factor in the marketing of its products and services. Nathan's believes that it does not infringe on the trademarks or other intellectual property rights of any third parties.

COMPETITION

               The restaurant business is highly competitive and "Nathan's Famous" restaurants compete with numerous restaurants and drive-in units operating on both a national and local basis, including major national chains with greater financial and other resources than Nathan's. Nathan's also competes with local restaurants and diners on the basis of food quality, price, size, site location and name recognition. There is also active competition for management personnel as well as suitable commercial sites for restaurants.

               Nathan's believes that its emphasis on its proprietary all beef frankfurters and fresh crinkle-cut french fried potatoes and the reputation of these products for taste and quality set it apart from its major competitors. Additionally, Nathan's believes that it and its franchisees compete effectively with other restaurants for patronage on the basis of the reputation achieved by "Nathan's Famous" restaurants. As fast food companies have experienced flattening growth rates and declining average sales per restaurant, some of them have adopted "value pricing" and or deep discount strategies. These strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors' price reductions. Nathan's has introduced its own form of "value pricing," selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions. Extensive price discounting in the fast food industry could have an adverse effect on Nathan's.

               Nathan's also competes with numerous companies in the sale and distribution of its licensed hot dogs and other packaged foods, primarily on the basis of reputation, flavor, quality and price.

ITEM 2.  PROPERTIES

               Nathans' principal executive offices consist of approximately 12,000 sq. ft. of leased space in a modern, high-rise office building in Westbury, New York. One Company-owned, 2,650 sq. ft. restaurant, at 86th Street in Brooklyn, New York, is located on a 25,000 sq. ft. lot owned by Nathan's. At March 28, 1999, other Company-owned restaurants then operating were located in leased space with terms expiring as shown in the following table:

                                                           Current Lease         Approximate
                                   Location               Expiration Date       Square Footage
                                   --------               ---------------       --------------
Coney Island                       Brooklyn, NY            December 2008             10,000
Coney Island Boardwalk             Brooklyn, NY            October 2000                 440
Kings Plaza Shopping Center        Brooklyn, NY            September 2010             4,200
Long Beach Road                    Oceanside, NY           May 2001                   7,300
Central Park Avenue                Yonkers, NY             April 2000                10,000
Livingston Mall                    Livingston, NJ          December 2000              2,650
Paramus Park Shopping Center       Paramus, NJ             August 1999                1,300
Jericho Turnpike                   Commack, NY             March 2003                 3,200
Hempstead Turnpike                 Levittown, NY           September 2004             4,100
Connecticut Post Mall              Milford, CT             March 2002                 1,000
Broad Hollow Road                  Farmingdale, NY         April 2003                 2,200
Woodbridge Center                  Woodbridge, NJ          May 2000                   3,000
Galleria Mall                      White Plains, NY        June 1999                  1,000
Jericho Home Depot                 Jericho, NY             September 2004             1,500
S. Plainfield Home Depot           S. Plainfield, NJ       October 2004               1,500
Copaigue Home Depot                Copaigue, NY            April 2005                 1,200
Flushing Home Depot                Flushing, NY            June 2005                  1,500
Elmont Home Depot                  Elmont, NY              October 2005               1,500
Philadelphia Home Depot            Philadelphia, PA        November 2005              1,530
Upper Darby Home Depot             Upper Darby, PA         July 2006                  1,560
Union Home Depot                   Union, NJ               January 2008                 960
Jersey City Home Depot             Jersey City, NJ         January 2008                 830
Staten Island Home Depot           Staten Island, NY       July 2007                  1,680
Brooklyn Home Depot                Brooklyn, NY            March 2008                   950


               Nathans' leases typically provide for a base rental plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants' revenues. Many of Nathans' leases also provide for renewal options ranging between 5 - 25 years upon expiration of the prime lease. Nathan's is currently renegotiating its lease in the Galleria Mall which expired in March 1999 while the restaurant continues to operate and is also renegotiating the lease within the Paramus Park Shopping Center. Aggregate rental expense, net of sublease income, under Nathans' current leases amounted to $2,093,000 in fiscal 1999.


ITEM 3.  LEGAL PROCEEDINGS

Nathan's is from time to time involved in ordinary and routine litigation. Nathan's is also involved in the following litigation:

                  On February 28, 1995, an action entitled Textron Financial Corporation v. 1045 Rush Street Associates, Stephen Anfang, and Nathan's Famous, Inc. was instituted in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The complaint alleges that Nathan's conspired to perpetrate a fraud upon the plaintiff and alleges that Nathan's breached its lease with 1045 Rush Street Associates and the estoppel agreement delivered to the plaintiff in connection therewith by subleasing these premises and thereafter assigning the lease with respect to the premises to a third party franchisee, and further by failing to pay rent under this lease on and after July 1990. This complaint seeks damages in the amount of at least $1,500,000. Nathan's has filed its answer to this complaint denying the material allegations of the complaint and asserting several affirmative defenses to liability including, but not limited to, the absence initially or subsequent failure of consideration for the estoppel agreement, equitable estoppel, release, failure to mitigate and other equitable and legal defenses. The plaintiff has added as additional parties defendant, the attorney who represented the landlord in the financing transaction in connection with which the Estoppel Agreement was required. Nathan's and some of the named defendants entered into a Settlement with Textron whereby all of the plaintiff's claims against Nathan's and the other defendants were resolved under a Settlement Agreement and Mutual Release that provided for payments to be made jointly by all of the defendants on or before December 30, 1998 and January 15, 1999, which payments were made.

                  In or about December, 1996, Nathan's Famous Systems, Inc. instituted an action in the Supreme Court of New York, Nassau County, against Phylli Foods, Inc. a franchisee, and Calvin Danzig as a guarantor of Foods' payment and performance obligations, to recover royalty fees and advertising contributions due to Systems in the aggregate amount of $35,567.20 under a franchise agreement between Systems and Phylli Foods dated June 1, 1994. In their answer, the defendants essentially denied the material allegations of the complaint and interposed counterclaims against Systems in which they alleged essentially that Systems fraudulently induced the defendants to purchase the franchise from Systems or did so by means of negligent misrepresentations. Defendants also alleged that by reason of Systems' allegedly fraudulent and deceitful conduct, Systems violated the General Business Law of New York. As a consequence of the foregoing, the defendants are seeking damages in excess of five million dollars, as well as statutory relief under the General Business Law. Systems has moved to dismiss the counterclaims on the grounds that they are insufficiently pleaded and otherwise fail to state a sustainable claim against Systems upon which relief may be granted. During fiscal 1998, Systems' motion was granted except for the claim seeking statutory relief under the General Business Law.

                  Nathan's was named as one of three defendants in an action commenced in June 1997, in the Supreme Court of New York, Queens County. According to the complaint, the plaintiff, a dentist, is seeking injunctive relief and damages in an amount exceeding $5 million against the landlord, one of Nathan's franchisees and Nathan's claiming that the operation of a restaurant in a building in Long Island City created noxious and offensive fumes and odors that allegedly were injurious to the health of the plaintiff and his employees and patients, and interfered with, and irreparably damaged his practice. Plaintiff also claims that the landlord fraudulently induced him to enter a lease extension by representing that the first floor of the building would be occupied by a non-food establishment. Nathan's believes that there is no merit to the plaintiff's claims against it inasmuch as it never was a party to the lease, and the restaurant, which closed in or about August 1995, was operated by a franchisee exclusively. Nathan's intends to defend the action vigorously.

                  On January 5, 1999, Miami Subs was served with a class action lawsuit entitled Robert J. Feeney, on behalf of himself and all others similarly situated vs. Miami Subs Corporation, et al., in Broward County Circuit Court, which was filed against Miami Subs, its directors and Nathan's in a Florida state court by a shareholder of Miami Subs. Since that time, Nathan's and its designees to the Miami Subs Board have also been served. The suit alleges that the proposed merger between Miami Subs and Nathan's, as contemplated by the companies' non-binding letter of intent, is unfair to Miami Subs' shareholders and constitutes a breach by the defendants of their fiduciary duties to the shareholders of Miami Subs. The plaintiff seeks among other things: 1. class action status; 2. preliminary and permanent injunctive relief against consummation of the proposed merger; and 3. unspecified damages to be awarded to the shareholders of Miami Subs.

                  On March 19, 1999, the Court granted the plaintiff leave to amend his complaint. Thereafter, Plaintiff filed a First amended Complaint. Nathan's and its designees on the Miami Subs' Board moved to dismiss the First Amended Complaint. The Court held a hearing on the motion, but has not yet ruled on it. In the event the Court denies the pending motion, Nathan's intends to defend against this suit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES

                  The Company's common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System ("Nasdaq") under the symbol "NATH." The following table sets forth the high and low closing share prices per share for the periods indicated:

                                                High                  Low
                                                ----                  ---
Fiscal year ended March 29, 1998
        First quarter                        $    3.88             $   2.97
        Second quarter                            4.25                 3.19
        Third quarter                             4.88                 3.56
        Fourth quarter                            4.75                 3.50

Fiscal year ended March 28, 1999
        First quarter                        $    4.44             $   3.69
        Second quarter                            4.63                 3.44
        Third quarter                             4.44                 3.34
        Fourth quarter                            4.28                 3.56

At June 4, 1999 the closing price per share for the Company's common stock, as reported by Nasdaq was $3.6875.

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

SHAREHOLDERS

               As of June 4, 1999, the Company had 317 shareholders of record, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      FISCAL YEARS ENDED
                                                 MARCH 28,     MARCH 29,    MARCH 30,    MARCH 31,     MARCH 26,
                                                    1999         1998         1997        1996(1)        1995
                                                 ---------     ---------    ---------    ---------     ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
Revenues:
   Sales                                         $ 24,511      $ 23,530     $ 21,818     $ 21,167      $ 20,927
   Franchise fees and royalties                     3,230         3,062        3,238        3,249         3,448
   License royalties and other income               1,841         2,285        1,619        2,025         1,826
                                                 --------      --------     --------     --------      --------
      Total revenues                               29,582        28,877       26,575       26,441        26,201
                                                 ========      ========     ========     ========      ========
Costs and Expenses:
   Cost of sales                                   15,367        14,468       13,031       12,833        12,270
   Restaurant operating expenses                    5,780         6,411        6,602        6,730         6,396
   Depreciation and amortization                    1,065         1,035        1,013        1,724         1,588

   Amortization of intangibles                        384           384          406          665           581
   General and administrative expenses              4,722         4,755        4,097        5,457         5,859
   Interest expense                                     1             6           16           28            16
   Impairment of long-lived assets                   --            --           --          3,907          --
   Other (income) and expense                         (47)         --           --          1,570           500
                                                 --------      --------     --------     --------      --------
     Total costs and expenses                      27,272        27,059       25,165       32,914        27,210
                                                 --------      --------     --------     --------      --------
Income (loss) before provision (benefit)
  for income taxes                                  2,310         1,818        1,410       (6,473)       (1,009)
Income tax provision (benefit)                       (418)          290          622          (49)         (492)
                                                 --------      --------     --------     --------      --------
Net earnings (loss)                              $  2,728      $  1,528     $    788     ($ 6,379)     ($   517)
                                                 ========      ========     ========     ========      ========

Per Share Data:
Net earnings (loss)
      Basic                                      $   0.58      $   0.32     $   0.17     ($  1.35)     ($  0.11)
      Diluted                                    $   0.57      $   0.32     $   0.17     ($  1.35)     ($  0.11)

Dividends                                            --            --           --           --            --


                                                 --------      --------     --------     --------      --------

Number of common shares used in computing
net income (loss) per share
Basic                                               4,722         4,722        4,722        4,722         4,728
Diluted                                             4,753         4,749        4,729        4,722         4,728

Balance Sheet Data at End of Fiscal Year:
   Working capital                               $  3,708      $  6,105     $  4,802     $  3,937      $  7,133
   Total assets                                    31,250        29,539       27,794       27,765        32,430
   Long term debt, net of current maturities            0             9           21           35            63
   Stockholders' equity                          $ 26,348      $ 23,586     $ 21,976     $ 21,142      $ 27,474
                                                 ========      ========     ========     ========      ========



Selected Restaurant Operating Data:
   Systemwide Restaurant Sales:
     Company-owned                               $ 21,981      $ 22,332     $ 21,718     $ 21,167      $ 20,927
     Franchised                                    64,178        58,802       63,564       68,009        73,465
                                                 --------      --------     --------     --------      --------
       Total                                     $ 86,159      $ 81,134     $ 85,282     $ 89,176      $ 94,392
                                                 ========      ========     ========     ========      ========

Number of Units Open at End of Fiscal Year:
     Company-owned                                     25            27           26           27            24
     Franchised                                       163           156          147          178           159
                                                 --------      --------     --------     --------      --------
       Total                                          188           183          173          205           183
                                                 ========      ========     ========     ========      ========


Notes to Selected Financial Data

(1) The Company's fiscal year ends on the last Sunday in March which results in a 52 or 53 week year. Fiscal 1996 was a 53 week year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 28, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 29,1998

Revenues

               Total sales increased 4.2% or $981,000 to $24,511,000 for the fifty-two weeks ended March 28, 1999 ("fiscal 1999") from $23,530,000 for the fifty-two weeks ended March 29, 1998 ("fiscal 1998"). Sales from the Branded Product Program, which was first introduced in fiscal 1998, increased by $1,331,000 or 111% to $2,529,000 for fiscal 1999 as compared to $1,198,000 for fiscal 1998. Company-owned restaurant sales decreased 1.6% or $350,000 to $21,982,000 from $22,332,000. During fiscal 1999, Nathan's was forced to close two of its restaurants which had previously been operating under month-to-month leases and resulted in a sales decline of approximately $734,000 versus the prior year. Comparable unit sales increased by approximately 1.3% in fiscal 1999 versus fiscal 1998. Comparable unit sales are based on units operating for 18 months or longer as of the beginning of the fiscal year. Nathan's continues to emphasize local store marketing activities, new product introductions and value pricing strategies. These activities were supplemented with a radio and billboard campaign during the summer 1998. During fiscal 1999, Nathan's completed the renovation of the 86th Street restaurant in Brooklyn, NY, which included a drive-thru operation, and its restaurant in the Kings Plaza Shopping Center. Plans are currently being considered to renovate and modernize the appearance and design of certain other Company-owned units. At March 28, 1999 and March 29, 1998, there were 25 and 27 Company-owned units, respectively.

               Franchise fees and royalties increased by $168,000 or 5.5% to $3,230,000 in fiscal 1999 compared to $3,062,000 in fiscal 1998. Franchise royalties increased by $209,000 or 8.4% to $2,698,000 in fiscal 1999 as compared to $2,489,000 in fiscal 1998. Franchise restaurant sales, upon which royalties are based, increased by 9.1% or $5,376,000, to $64,178,000 in fiscal 1999, compared to $58,802,000 in fiscal 1998. The majority of the sales increase can be attributed to the additional franchised and licensed units operating during fiscal 1999. Franchise fee income was $532,000 in fiscal 1999, compared to $573,000 in fiscal 1998 due primarily to the difference in the amount of forfeitures and expirations recognized into income between the two years. During fiscal 1999, 21 new franchised or licensed units opened, including the second restaurant in Israel, and the first Kosher Nathan's restaurant in Brooklyn, New York. Nathan's also executed an agreement for international development within Egypt. At March 28, 1999, there were 163 franchised or licensed restaurants as compared to 156 at March 29, 1998.

               License royalties decreased by $80,000 or 5.4% to $1,415,000 in fiscal 1999, compared to $1,495,000 in fiscal 1998. During fiscal 1999, Nathan's earned royalties of approximately $137,000 under a new license agreement for the sale of Nathans' home meal replacements in supermarkets. Fiscal 1998 results included $240,000 of income recognized from amortization of a deferred fee received from SMG, Inc., which was fully amortized in March 1998.

               Investment and other income was $400,000 in fiscal 1999 versus $790,000 in fiscal 1998. Approximately $263,000 of the decrease is the result of lower earnings on Nathans' marketable investment securities resulting from the difference in the performance of the financial markets between the two years, the impact of the fiscal 1998 shift into tax exempt securities and lower investment earnings from the reduced principle amount of marketable investment securities after the Company made its equity investment in Miami Subs Corp. During fiscal 1998, Nathan's also recognized a gain of approximately $130,000 from the sale of an underperforming restaurant.

Costs and Expenses

               Cost of sales increased by $899,000 from $14,468,000 in fiscal 1998 to $15,367,000 in fiscal 1999. Higher costs were incurred in conjunction with the growth of the Branded Product Program, the new restaurants opened in the fourth quarter fiscal 1998 that operated during fiscal 1999 and the higher costs of restaurant sales. The cost of restaurant sales was 61.0% of restaurant sales in fiscal 1999 as compared to 60.5% of restaurant sales in fiscal 1998. This increase is due primarily to higher food costs associated with Nathan's ongoing promotional activities and an increase in labor costs of 0.6% of restaurant sales due primarily to the impact of the minimum wage increase which took effect in September 1997. Nathan's continues to seek to operate more efficiently and expects to seek selective price adjustments wherever available to minimize the margin pressures which have become an integral part of competing in the current value conscious marketplace.

               Restaurant operating expenses decreased by $631,000 from $6,411,000 in fiscal 1998 to $5,780,000 in fiscal 1999. This decrease can be primarily attributed to a four month cost hiatus during the renovation of the Kings Plaza restaurant of approximately $72,000, reduced costs of property taxes arising from successful tax certiorari proceedings of approximately $100,000, lower insurance costs of approximately $106,000, lower utility costs of approximately $128,000 due primarily to reduced electric rates on Long Island and the impact of restaurants closed and other lower expenses resulting from the different restaurants operated between the two periods. As a percentage of restaurant sales, restaurant operating expenses were 26.3% in fiscal 1999 as compared to 28.4% in fiscal 1998.

               Depreciation and amortization increased by $30,000 or 2.9% from $1,035,000 in fiscal 1998 to $1,065,000 in fiscal 1999. Amortization of intangibles was $384,000 in fiscal 1999 as compared to $384,000 in fiscal 1998.

               General and administrative expenses decreased by $33,000 to $4,722,000 in fiscal 1999, compared to $4,755,000 in fiscal 1998 Nathan's incurred lower general & administrative expenses for professional fees of $236,000 and lower bad debts of approximately $36,000. Offsetting these savings were increases of approximately $133,000 relating to salaries for additional personnel primarily to support new growth initiatives, $42,000 relating to international development efforts and $82,000 associated with management incentive plans based upon the achievement of predetermined financial targets

               Other income, net reflects the reversal of previous litigation accruals in the amount of $349,000 resulting from the conclusion of the associated litigation and an impairment charge of $302,000 associated with four under-performing stores pursuant to Statement of Financial Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

Income Taxes

               In fiscal 1999, the income tax benefit was ($418,000) or (18.1%) of income before taxes as compared to a provision of $290,000 in fiscal 1998. For each fiscal year the Company reduced its valuation allowance because management determined that, based upon the facts and circumstances at the time, it was more likely than not that a portion of its deferred tax assets would be realized. Accordingly, the Company reduced its valuation allowance by $1,443,000 in fiscal 1999 as compared to $523,000 in fiscal 1998 .The fiscal 1999 provision before adjustment for the valuation allowance was $1,025,000 or 44.4% of income before taxes as compared to the fiscal 1998 provision before adjustment for the valuation allowance of $814,000 or 44.8% of income before taxes. Management will continue to monitor the likelihood of continued realizability of its deferred tax asset and may, if deemed appropriate under the facts and circumstances at that time, recognize further adjustments to its deferred tax valuation allowance in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes".

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

LIQUIDITY AND CAPITAL RESOURCES

               Cash and cash equivalents at March 28, 1999 aggregated $2,165,000. At March 28, 1999, marketable investment securities totalled $3,267,000 and net working capital decreased to $3,708,000 from $6,105,000 at March 29, 1998.

               Cash provided by operations of $6,780,000 in fiscal 1999 is primarily attributable to net income of $2,728,000, non-cash charges of $1,829,000, including depreciation and amortization of $1,449,000, impairment of long-lived assets of $302,000, a decrease in marketable investment securities of $5,247,000, an increase in deferred franchise fees of $97,000, increases in deferred income taxes of $1,036,000, franchise and other receivables of $646,000 and prepaid expenses and other assets of $268,000 and a decrease in accounts payable and accrued expenses of $1,177,000.

               Cash used in investing activities of $5,900,000 represents $1,485,000 for capital acquisitions relating primarily to the renovation of two Company-owned restaurants and other fixed asset additions. Additionally, on November 25, 1998, Nathan's acquired 8,121,000 shares, or approximately 29.9% of the outstanding common stock, of Miami Subs for $4,200,000, excluding transaction costs, and entered into a non-binding letter of intent which contemplated the acquisition of the remaining outstanding shares of Miami Subs. After giving effect to Miami Subs one-for-four reverse stock split in January 1999, Nathan's now owns 2,030,250 shares of Miami Subs common stock. On January 15, 1999, Nathan's and Miami Subs entered into a definitive merger agreement under which Nathan's is expected to acquire the remaining outstanding shares of Miami Subs in exchange for approximately 2,319,000 shares of Nathan's common stock and warrants to acquire approximately 580,000 shares of Nathan's common stock at a price of $6.00 per share. The merger is subject to certain conditions, including completion of due diligence, receipt of fairness opinions and approval by a majority of the stockholders of Nathan's and Miami Subs.

               On February 19, 1999, the U. S. Bankruptcy Court for the Middle District of North Carolina, Durham Division, confirmed the Joint Plan of Reorganization of the Official Committee of Franchisees of Roasters Corp. and Roasters Franchise Corp., operators of Kenny Rogers Roasters Restaurants. Under the joint plan of reorganization, on April 1, 1999, Nathan's acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. for $1,250,000 in cash plus related expenses, which was paid out of Nathans' working capital. As of March 28, 1999, Nathan's had deposited $100,000 of the purchase price in escrow.

               Nathan's expects that it will reinvest in certain existing restaurants in the future and that it will fund those investments from its operating cash flow. Nathan's does not currently expect to incur significant capital expenditures to develop new Company-owned restaurants, which would require debt or equity financing.

               Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital for its planned operations and expansion program through fiscal 2000. Nathan's maintains a $5,000,000 uncommitted bank line of credit. Nathan's has not borrowed any funds to date under its line of credit.

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

IMPACT OF INFLATION

               During the past several years the Company's commodity costs have remained relatively stable. As such, management believes that inflation has not materially impacted earnings. Substantial increases in labor, food and other operating expenses could adversely affect the operations of the Company and the restaurant industry. In 1996, legislation was enacted which increased the Federal minimum wage, from $4.25 per hour to $4.75 on October 1, 1996 with another increase to $5.15 on September 1, 1997. The Company experienced higher labor costs on a relatively small proportion of its workforce as a result of the September 1997 increase. Currently, various legislators are re-examining additional changes to the minimum wage requirements. At this time, no legislative action has been taken. Management believes that any further increases in the minimum wage could have a significant financial impact and the Company might have to reconsider its pricing strategy as a means to offset any legislated increase to avoid reducing operating margins.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

               In April 1998, the Financial Accounting Standards Board issued Statement of Position (SOP 98-5) "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. Nathan's early adopted SOP 98-5 and the impact was not material to operations.

               In the first quarter of fiscal 1999, Nathan's adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all nonowner changes in equity or other comprehensive income such as unrealized gains / losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the fiscal years ended March 28, 1999 and March 29, 1998, Nathans' operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, Nathans' comprehensive income is the same as its net income for all periods presented.

YEAR 2000

               Nathan's performed an internal evaluation of its computer systems and determined that its existing computer systems would require a significant amount of effort and cost in order to make them Year 2000 compliant. Accordingly, in order to meet its growing business requirements and assure Year 2000 compliance, Nathan's decided to replace its existing accounting systems. In July 1998, Nathan's entered into a contract to license Lawson Accounting software which has been certified to be Year 2000 compliant. Nathan's successfully completed the conversion of its financial systems in January 1999 and the remaining aspects of the complete Lawson implementation, were completed in June 1999. With the implementation of this new system, all of Nathan's major financial systems should be Year 2000 complaint; however, no assurance can be given in this regard. Nathan's estimates that the total cost associated with this effort to be approximately $350,000, and doesn't expect the final cost to vary materially, however, there can be no assurance to this effect.

               Nathan's has addressed the Year 2000 issue with its Point of Sale provider and has received assurance that their hardware is Year 2000 compliant and that the software corrections already installed will make the POS systems Year 2000 compliant; however, no assurance can be given in this regard.
Nathan's will be notifying its franchisees, in the next monthly franchise mailing, that they should contact their Point of Sale provider to be sure that they have received and installed the correction software mentioned above.

               Nathan's has received assurance from its financial institutions that their systems are or will be Year 2000 compliant before the end of the year. Nathan's is also beginning to contact key suppliers and distributors about their state of readiness and will seek their assurances with respect to their Year 2000 compliance and contingency plans. No assurances can be given that such suppliers and distributors will in fact be Year 2000 compliant. Nathan's believes that its primary Year 2000 risk relating to its operations is centered upon the ability of its suppliers and distributors to continue to receive Nathan's orders by telephone and have the product delivered by truck. During the third quarter of 1999, Nathan's will conclude evaluating this Year 2000 risk and will develop any necessary contingency plans to assure continued supply of products to its restaurants. Nathan's cannot predict the effect of the Year 2000 problem on the vendors and others with which Nathan's transacts business and there can be no assurance that the effect of the Year 2000 problem on the entities Nathan's does business with will not have a material adverse effect on Nathan's business, operating results and financial position.

FORWARD LOOKING STATEMENT

               Certain statements contained in this report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results and performance to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties, many of which are not within the Company's control, including, but not limited to economic, weather, legislative and business conditions; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; ability to continue to attract franchisees; the ability to purchase its primary food and paper products at reasonable prices; no material increases in the minimum wage; and the Company's ability to attract competent restaurant and managerial personnel.

ITEM 7A.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

               As of March 28, 1999, Nathan's held an investment in the common stock of Miami Subs, which as a public company is exposed to price risk, with a cost basis of $4,200,000 and a fair market value basis of $3,108,719.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

            The Company's Certificate of Incorporation presently provides for a Board of Directors consisting of not less than three nor more than twenty-seven directors. The Company's Board of Directors now consists of six directors, as set forth below.

                                               Principal                              Director
Name                               Age        Occupation                                Since
----                               ---        ----------                              --------
Wayne Norbitz..................     51       President, Chief Operating                 1989
                                             Officer and Director

Robert J. Eide(1)(2)...........     46       Treasurer and Secretary -                  1987
                                             Aegis Capital Corp.

Barry Leistner(1)(2)...........     48       President and Chief Executive              1989
                                             Officer - Koenig Iron Works, Inc.

Jeffrey A. Lichtenberg(1)(2)...     46       Vice Chairman -                            1987
                                             Newmark & Company Real Estate, Inc.

Howard M. Lorber...............     50       President and Chief Operating              1987
                                             Officer - New Valley Corp.

A. F. Petrocelli(1)(2).........     55       President and Chairman of the Board -      1993
                                             United Capital Corp.

(1)         Member of the Audit Committee.

(2)         Member of the Compensation Committee.


            The following is a brief account of the business experience for the past five years of the Company's directors:

            HOWARD M. LORBER has been Chairman of Nathan's since 1990, Chief Executive Officer since 1993 and a director since 1987. Mr. Lorber was elected President and Chief Operating Officer of New Valley Corporation, a company engaged in the ownership and management of commercial real estate in the United States and, through its subsidiaries, in investment banking, brokerage and real estate development in the United States and Russia since November 1994 and has served as a director since 1991. He is also the Chairman and Chief Executive Officer of Hallman & Lorber Associates, Inc., an employee benefit and pension consulting firm. Mr. Lorber has been a director of Miami Subs Corporation since November 25, 1998. He also serves as a Director of United Capital Corp., a manufacturing and real estate company, Prime Hospitality Corporation, an owner and operator of hotel properties and PLM International, Inc., a diversified leasing company. He is also a trustee of Long Island University and Babson College.

            WAYNE NORBITZ has been employed by Nathan's since 1975 and was elected President in October 1989. He previously held the positions of Director of Operations, Vice President of Operations, Senior Vice President of Operations and Executive Vice President. Prior to joining Nathan's, Mr. Norbitz held the position of Director of Operations of Wetson's Corporation. Mr. Norbitz has been a director of Miami Subs Corporation since November 25, 1998. Mr. Norbitz also serves as a member of the Advisory Board of the Penton Foodservice Branding Institute and is a member of the board of directors of Long Island Philharmonic Orchestra.

            ROBERT J. EIDE, a director of Nathan's since 1987, has been Chairman, Treasurer and a principal shareholder in Aegis Capital Corp., a broker dealer and a member firm of the NASD, since 1984. He has been a director of Brooke Group Ltd., a company engaged through its subsidiaries in the manufacture and sale of cigarettes in the United States and Russia since November 1993, and a director of each of its subsidiaries BGLS Inc. since November 1993 and New Valley Holdings, Inc. since September 1994. Mr. Eide has been a director of Miami Subs Corporation since November 25, 1998.

            BARRY LEISTNER, a director of Nathan's since 1989, has been President and Chief Executive Officer of Koenig Iron Works, Inc. since 1979. Mr. Leistner is also a partner in Weinstock Brothers Hardware and is engaged in real estate development in Maine and New York.

            JEFFREY A. LICHTENBERG, a director of Nathan's since 1987, has been the President and founder of Fountainhead Enterprises, Inc., real estate brokers, for more than five years. Mr. Lichtenberg has been Vice Chairman of Newmark & Company Real Estate, Inc. since May 1999. Previously, Mr. Lichtenberg was associated with Edward S. Gordon, real estate brokers, since April 1995, and with Peter R. Friedman, real estate brokers, for more than five years prior to April 1995.

            A. F. PETROCELLI, a director of Nathan's since 1993, has been the Chairman of the Board and President of United Capital Corp. for more than the last five years. Mr. Petrocelli is also a director of Prime Hospitality Corp. since 1992 and Chairman, Chief Executive Officer and President since 1998. He is a director of Philips International Realty Corp., a real estate investment trust, since 1997 and a director of the Boyar Value Fund, Inc., a public mutual fund, since 1997.

            Each of the directors will serve until the next Annual Meeting of Stockholders or until their successors have been chosen and qualify. Directors who are not employees of the Company receive an annual fee of $7,500 and a fee of $750 for each Board of Directors or committee meeting attended. In addition, members of committees of the Board of Directors also receive an annual fee of $1,000 for each committee on which they serve. There were five meetings of the Board of Directors during the fiscal year ended March 28, 1999. Each director attended or participated in at least 75% of the meetings of the Board of Directors and the Committees thereof on which he served.

            For the fiscal year ended March 28, 1999, there was one meeting of the Audit Committee and one meeting of the Compensation Committee. The Company's Audit Committee is involved in discussions with the Company's independent auditors with respect to the scope and results of the Company's year-end audit, the Company's internal accounting controls and the professional services furnished by the independent auditors to the Company. The Compensation Committee recommends to the Board of Directors executive compensation and the granting of stock options to key employees. See "Compensation Committee Report on Executive Compensation". During fiscal 1999, the Company had no standing nominating committee or any committee performing similar functions.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

NAME                          AGE     POSITION WITH THE COMPANY
----                          ---     -------------------------
Howard M. Lorber..........    50      Chairman and Chief Executive Officer

Wayne Norbitz.............    51      President and Chief Operating Officer

Carl Paley................    62      Senior Vice President - Franchise
                                      and Real Estate Development

NAME                          AGE     POSITION WITH THE COMPANY
----                          ---     -------------------------
Ronald G. DeVos...........    44      Vice President - Finance, Chief
                                      Financial Officer and Secretary

Donald P. Schedler........    46      Vice President - Architecture/Construction

Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. For a description of the business experience of Messrs. Lorber and Norbitz, see "Directors of the Company" above.

CARL PALEY joined Nathan's as Director of Franchise Development in May 1989 and was promoted to Vice President-Franchise Development in September 1989 and Senior Vice President in April 1993. From November 1985 to May 1989 he provided consulting services to franchise companies through Carl Paley Enterprises. Mr. Paley served as Vice President of Franchising of The Haagen-Dazs Shoppe Co., Inc. from June 1978 to November 1985. Prior to November 1985, Mr. Paley was a Vice President of Carvel Corporation and was responsible for marketing, public relations, advertising, promotions and training.

RONALD G. DEVOS joined Nathan's as Vice President - Finance and Chief Financial Officer in January 1995 and became Secretary in April 1995. Prior to January 1995, he was Controller of a large Wendy's franchisee, from June 1993 to December 1994. Mr. DeVos was Vice President - Controller of Paragon Steakhouse Restaurants, Inc., a wholly owned subsidiary of Kyotaru Company Ltd., from May 1989 to October 1992, and Controller of Paragon Restaurant Group, Inc. and its predecessors, from October 1984 to May 1989. Mr. DeVos holds an M.B.A. from St. John's University and a B.A. from Queens College.

DONALD P. SCHEDLER joined Nathan's in March 1989 as Director of Architecture and Construction and was made Vice President - Architecture and Construction in February 1991. Prior to March 1989, he was a Director of Construction for The Riese Organization, restauranteurs, from January 1988 to February 1989 and an Associate and Project Architect with Frank Guillot Architects, Ltd. from June 1985 to January 1988. Mr. Schedler is a registered architect in the states of Vermont and New York, and holds a B.A. degree in economics from Susquehanna University and a M.A. degree in architecture from Syracuse University.


ITEM 11.  EXECUTIVE COMPENSATION

            The following table sets forth the compensation paid by Nathan's to its Chief Executive Officer and each of its four other highest paid executive officers for the three fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997.

SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                           ------------------------------------   -----------------------------
                                                                   OTHER ANNUAL    RESTRICTED     SECURITIES
     NAME AND                   FISCAL                             COMPENSATION   STOCK AWARDS    UNDERLYING          ALL OTHER
PRINCIPAL POSITION               YEAR      SALARY        BONUS         (1)            ($)       OPTIONS/SARS(#)    COMPENSATION(2)
------------------              ------    --------     --------    ------------   ------------  ---------------    ---------------
Howard M. Lorber                 1999     $      1     $121,586     $12,000(3)       $ --           40,000            $    599
Chairman of the Board and        1998            1       95,684      12,000(3)         --          150,000(4)              252
Chief Executive Officer          1997            1       74,211      12,000(3)         --           25,000                 252

Wayne Norbitz                    1999     $250,000     $ 60,289     $  --            $ --           30,000            $ 11,787
President and Chief              1998      250,000       35,275        --              --             --                10,447
Operating Officer                1997      250,000       30,217        --              --           15,000               9,995

Ronald G. DeVos                  1999     $140,000     $ 33,762     $  --            $ --           12,500            $  1,691
Vice President- Finance and      1998      109,923        2,954        --              --             --                 1,099
Chief Financial Officer          1997      106,000       12,452        --              --            5,000               1,140

Carl Paley                       1999     $120,000     $ 25,021     $  --            $ --            5,000            $  1,530
Senior Vice President--          1998      120,000       10,032        --              --             --                 1,263
Franchise and Real Estate        1997      120,000       14,804        --              --            5,000               1,152
Development

Donald P.  Schedler              1999     $120,000     $ 10,000     $  --            $ --            5,000            $  1,536
Vice President--Architecture     1998      120,000        8,532        --              --             --                 1,252
and Development                  1997      120,000       13,304        --              --            5,000               1,152


----------
(1) Except where otherwise indicated, no other annual compensation is shown because the amounts of perquisites and other non-cash benefits provided by Nathan's do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

(2) The amounts disclosed in this column include Nathans' contributions on behalf of the named executive officer to Nathans' 401(k) retirement plan and premiums for life and/or disability insurance, respectively, for fiscal 1999 for Mr. Lorber in the sums of $0 and $599, for Mr. Norbitz in the sums of $1,230 and $10,557, for Mr. DeVos in the sum of $1,092 and $599, for Mr. Paley in the sum of $931 and $599 and for Mr. Schedler in the sums of $937 and $599.

(3)     Represents automobile allowance.

(4) Common stock purchase warrant exercisable for an aggregate of 150,000 shares of Nathan's common stock at an exercise price equal to $3.25 per share issued in connection with the extension of Mr. Lorber's employment agreement.

EMPLOYMENT CONTRACTS

            In November 1993, Nathan's entered into an employment agreement with Howard M. Lorber, for a term expiring on October 31, 1997, providing for an annual base salary of $1, incentive compensation in an amount equal to five percent (5%) of the consolidated pre-tax earnings of Nathan's and various benefits. The agreement, as amended, also provides, among other things, that the employee shall have the right, exercisable for a six-month period, to terminate this agreement and receive an amount equal to three times the employee's compensation during the most recent fiscal year, less $100, in the event of a change in control of Nathan's. For the purposes of this agreement, in no event shall the average compensation be deemed to be less than $200,000. The employment agreement was extended through November 2001 on the original terms and in connection with such extension, Mr. Lorber was granted warrants to purchase 150,000 shares of Nathan's common stock at a price of $3.25 per share vesting over the term of the four year extension.

            In December 1992, Nathan's entered into an employment agreement with Wayne Norbitz, for a term expiring on December 31, 1996, providing for an annual base salary of $250,000 and various benefits, including participation in Nathans' executive bonus program. The agreement, as amended, also provides, among other things, that the employee shall have the right, exercisable for a six-month period, to terminate this agreement and receive an amount equal to three times the employee's compensation during the most recent fiscal year, less $100, in the event of a change in control of Nathan's and if Mr. Norbitz is terminated without cause, Nathan's will pay to Mr. Norbitz his annual salary and benefits for a six-month period following the delivery of the notice of termination plus a severance benefit of one year's annual compensation. The employment agreement was extended through December 31, 1999, on the original terms and automatically renews for successive one year periods unless 180 days' prior written notice is delivered to Mr. Norbitz. No non-extension notice has been delivered to date.

Both of the agreements define a change in control as:

- a change in control as defined in Rule 12b-2 under the Securities Exchange Act of 1934;

- a person other than a current director or officer of Nathan's becoming the beneficial owner, directly or indirectly, of 20% of the voting power of Nathans' outstanding securities; or

- the members of the board of directors at the beginning of any two-year period ceasing to constitute at least a majority of the board of directors.

            The following table sets forth certain information with respect to stock options granted to the officers named in the Summary Compensation Table during the fiscal year ended March 28, 1999.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                      Individual Grants                                      Potential Realized Value at
                        --------------------------------------------                             Assumed Annual Rates
                                          % of Total                                         of Stock Price Appreciation
                         Number of     Options Granted     Exercise                          for Ten-Year Option Term (2)
                          Options        Employees in        Price        Expiration         ----------------------------
Name                    Granted (1)      Fiscal Year       per Share         Date                5%                10%
----                    -----------    ---------------     ---------     -------------      -----------       ------------
Howard M. Lorber         40,000             33%             $3.9375      April 2, 2008         $ 98,900           $250,900
Wayne Norbitz            30,000             25%             $3.9375      April 2, 2008           74,175            188,175
Ronald G. DeVos          12,500             10%             $3.9375      April 2, 2008           30,906             78,406
Carl Paley                5,000              4%             $3.9375      April 2, 2008           12,363             31,363
Donald P. Schedler        5,000              4%             $3.9375      April 2, 2008           12,363             31,363

Increase in market value of Nathan's stock for all stockholders                                      5%                10%
at assumed annual rates of stock price appreciation over ten-year                          (to $6.41/sh)      (to$10.21/sh)
period used in the table above (3)                                                          $11,693,000        $29,634,000

----------
(1) These options are exercisable for ten years. Each grant of these options is exercisable for 50% of the shares covered thereby as of the first anniversary from the date of grant and for the remaining 50% of the shares covered on the second anniversary from the date of grant.

(2) Potential Realizable Value is based on the assumed annual growth rates for the ten-year option term. Annual growth of 5% results in a stock price of $6.41 per share and 10% results in a price of $10.21 per share. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock. There can be no assurance that the amounts reflected in this table will be achieved.

(3) These amounts represent the increase in the market value of Nathan's outstanding shares (4.7 million) as of March 28, 1999, that would result from the same stock price assumptions used to show the Potential Realizable Value for the named executive.

INDEMNIFICATION AGREEMENTS

               Nathan's has entered into separate indemnification agreements with the officers and Directors of Nathan's. Nathan's has agreed to provide indemnification with regard to specified legal proceedings so long as the indemnified officer or director has acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of Nathan's and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. Nathan's only provides indemnification for expenses, judgments, fines and amounts paid in settlement actually incurred by the relevant officer or Director, or on his or her behalf, arising out of proceedings brought against the officer or Director by reason of his or her corporate status.

STOCK OPTIONS

               1992 STOCK OPTION PLAN

                  In December 1992, in order to attract and retain persons necessary for Nathans' success, Nathan's adopted the 1992 Stock Option Plan, as amended, covering up to 525,000 shares of Nathan's common stock, under which Nathans' officers, Directors and key employees are eligible to receive incentive and/or non-qualified stock options. The 1992 Plan, which expires on December 2, 2002, provides that it will be administered by the Board of Directors or a committee designated by the Board of Directors, currently the Compensation Committee. The selection of participants, allotments of shares, determination of price and other conditions relating to options are determined by the Board of Directors, or a committee thereof, in its sole discretion. Incentive stock options granted under the 1992 Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 1992 Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of grant. At March 28, 1999, options for the following shares, exercisable during a ten-year period, had been granted and were outstanding under the 1992 Plan:

 96,167 shares exercisable at $7.00 per share as follows: 23,334 shares to Howard M. Lorber; 23,333 shares to Jeffrey A. Lichtenberg; 25,000 shares to Wayne Norbitz; 6,000 shares to Carl Paley; 6,000 shares to Donald Schedler and 12,500 shares in the aggregate to eight other employees.

 25,000    shares exercisable at $6.00 per share to Wayne Norbitz.

 34,000 shares exercisable at $8.00 per share as follows: 26,000 shares to Wayne Norbitz; 4,000 shares to Carl Paley; and 4,000 shares to Donald
           P. Schedler.

 25,000    shares exercisable at $6.60 per share to Howard M. Lorber.

 25,000    shares exercisable at $9.25 per share to Wayne Norbitz.

100,000    shares exercisable at $4.375 per share to Howard M. Lorber.

 10,000    shares exercisable at $4.81 per share to Ronald G. DeVos.

 55,000 shares exercisable at $4.00 per share as follows: 25,000 shares to Howard M. Lorber, 15,000 shares to Wayne Norbitz, and 5,000 shares to each Carl Paley, Donald P. Schedler and Ronald G. DeVos.

           Each of the above options is exercisable for 20% of the shares covered thereby as of the date of grant and for an additional 20% of the shares covered thereby each year thereafter.

107,500 Shares exercisable at $3.9375 per share as follows 40,000 shares to Howard M. Lorber, 30,000 shares to Wayne Norbitz, 12,500 shares to Ronald G. DeVos, 5,000 shares to Carl Paley 5,000 shares to
           Donald P. Schedler and 15,000 shares in the aggregate to six other employees.

           Each of the above options is exercisable 50% on the first anniversary of grant and 100% on the second anniversary of grant.

           Through March 28, 1999, 30,000 options were cancelled under the 1992 Plan. Through March 28, 1999, 2,000 options granted under the 1992 Plan have been exercised, 137,833 options have been cancelled and no options have lapsed since the inception of the 1992 Plan.

           OUTSIDE DIRECTOR PLAN

           Nathan's adopted the Outside Director Stock Option Plan as of June 1, 1994 which covers up to 200,000 shares of Nathan's common stock. The primary purposes of the Director Plan are to attract and retain well-qualified persons for service as Directors of Nathan's and to provide its outside Directors with the opportunity to increase their proprietary interest in Nathan's, and thereby to increase their personal interest in Nathans' success and further align their interests with the interests of the stockholders of Nathan's through the grant of options to purchase shares of Nathan's common stock. All Directors of Nathan's who are not employees of Nathan's, of which there are presently four, are eligible to participate in the Director Plan. Options to purchase up to 200,000 shares of common stock, representing all of the shares available, have been issued under the Director Plan.

           Under the Director Plan, each non-employee Director received:

- on September 8, 1994, the date on which the Director Plan was approved by stockholders, options to purchase 25,000 shares of common stock at a price of $6.25 per share, which was the average of the mean between the last reported "bid" and "asked" prices of shares of common stock on the five trading days preceding June 1, 1994;

- on June 1, 1995 options to purchase 12,500 shares of common stock at a price of $4.50 per share, which was the average of the mean between the last reported "bid" and "asked" prices of shares of common stock on the five trading days preceding June 1, 1995; and

- on June 1, 1996 options to purchase 12,500 shares of common stock at a price of $3.40 per share, which was the average of the mean between the last reported "bid" and "asked" prices if the common stock on the five trading days immediately preceding June 1, 1996.

            Options awarded to each non-employee Director vest over a period of two years, subject to forfeiture under conditions specified in the option agreements, and are exercisable by the non-employee Director upon vesting.

            The Board of Directors has the responsibility and authority to administer and interpret the provisions of the Director Plan. The Board shall appropriately adjust the number of shares for which awards may be granted under the Director Plan in the event of reorganization, recapitalization, stock split, reverse stock split, stock dividend, exchange or combination of shares, merger, consolidation, rights offering, or any change in capitalization. The Board of Directors of Nathan's may at any time amend, rescind or terminate the Director Plan, as it shall deem advisable; provided, however that:

            1. no change may be made in awards previously granted under the Director Plan which would impair participants' rights without their consent; and

            2. no amendment to the Director Plan shall be made without approval of Nathan's stockholders if the effect of the amendment would be to:

               A. increase the number of shares reserved for issuance under the Director Plan;

               B. change the requirements for eligibility under the Director Plan; or

               C. materially modify the method of determining the number of options awarded under the Director Plan.

1998 STOCK OPTION PLAN

            In April 1998, the Board of Directors adopted the Nathan's Famous, Inc. 1998 Stock Option Plan, under which any Director, officer, employee or consultant of Nathan's, a subsidiary or an affiliate may be granted options to purchase an aggregate 500,000 shares of Nathan's common stock. The 1998 Option Plan is to be administered by the Board of Directors of Nathan's; provided, however, that the Board may, in the exercise of its discretion, designate from among its members a compensation committee or a stock option committee consisting of no fewer than two "non-employee directors", as defined in the Securities Exchange Act of 1934. The Compensation Committee administers the 1998 Option Plan. Subject to the terms of the 1998 Option Plan, the Board of Directors or the committee may determine and designate those Directors, officers, employees and consultants who are to be granted stock options under the 1998 Option Plan and the number of shares to be subject to options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the committee shall also, subject to the express provisions of the 1998 Option Plan, have authority to interpret the 1998 Option Plan and to prescribe, amend and rescind the rules and regulations relating to the 1998 Option Plan. Only non-qualified stock options may be granted under the terms of the 1998 Option Plan. The exercise price for the options granted under the 1998 Option Plan will be not less than the fair market value on the date of grant. The option price, as well as the number of shares subject to the option, shall be appropriately adjusted by the committee in the event of stock splits, stock dividends, recapitalizations, and other specified events involving a change in Nathan's capital.

           Under the 1998 Option Plan, each non-employee Director received on April 6, 1998, options to purchase 7,500 shares of common stock at a price of $3.9375 per share, which was the closing price of the common stock on April 3, 1998.

RESTRICTED STOCK GRANTS

           In December 1992, under restricted stock agreement, Nathan's issued 40,000 shares of common stock to Wayne Norbitz. Under the terms of the agreement, the shares were subject to restrictions which expired on December 21, 1998.

401(K) SAVINGS PLAN

           Nathan's sponsors a retirement plan intended to be qualified under
Section 401(k) of the Internal Revenue Code of 1986. All non-union employees over age 21 who have been employed by Nathan's for at least one year are eligible to participate in the plan. Employees may contribute to the plan on a tax deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Internal Revenue Code ($10,000 in calendar 1998). Company contributions are discretionary. For the plan year ended December 31, 1998, Nathan's has elected to make matching contributions at the rate of $.25 per dollar contributed by each employee vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after five years of an employee's service with Nathan's, matching contributions by Nathan's are fully vested. As of March 28, 1999, approximately 53 employees had elected to participate in the plan. For the fiscal year ended March 28, 1999, Nathan's contributed approximately $13,000 to the 401(k) plan, of which $1,230 was a matching contribution for Mr. Norbitz, $1,092 was a matching contribution for Mr. DeVos, $931 was a matching contribution for Mr. Paley and $937 was a matching contribution for Mr. Schedler.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

           The Compensation Committee of the Company's Board of Directors consisted during fiscal 1999 of Messrs. Eide, Leistner, Lichtenberg and Petrocelli, none of whom are employees of the Company or any of its subsidiaries. During fiscal 1999, Howard M. Lorber, the Chairman of the Board and Chief Executive Officer of the Company, served as a director of United Capital Corp., and as a director and Chairman of the Compensation Committee of the Board of Directors of Prime Hospitality Corp. A. F. Petrocelli, a director of the Company and a member of the Compensation Committee of the Board of Directors of the Company, is Chairman of the Board and President of United Capital Corp. and of Prime Hospitality Corp.

           In accordance with rules promulgated by the Securities and Exchange Commission, the information included under the caption "Compensation Committee Report on Executive Compensation" and "Stock Performance Chart" will not be deemed to be filed or to be proxy soliciting material or incorporated by reference in any prior or future filings by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

           The compensation of the Company's executive officers is generally determined by the Compensation Committee of the Board of Directors. Each member of the Compensation Committee is a director who is not an employee of the Company or any of its affiliates.

GENERAL POLICIES

           The Company's compensation programs are intended to enable the Company to attract, motivate, reward and retain the management talent required to achieve aggressive corporate objectives in a rapidly changing industry, and thereby increase stockholder value. It is the Company's policy to provide incentives to its senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of the Company's business. To attain these objectives, the Company's executive compensation program includes a competitive base salary, coupled with an executive bonus program which is "at risk" based on the performance of the Company's business, primarily as reflected in the achievement of certain earnings goals.

           Many of the Company's employees, including its executive officers, also are eligible to be granted stock options periodically in order to more directly align their interests with the long-term financial interests of the Company's stockholders.

RELATIONSHIP OF COMPENSATION TO PERFORMANCE

           The Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to the Company's executive officers during the coming year. In setting salaries, the Compensation Committee takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the incentive compensation and stock option plans maintained by the Company and its affiliates, and qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

           The Compensation Committee also determines the terms of the Company's executive bonus program. In doing so, the Compensation Committee reviews management's plan for the Company's growth and profitability, determines the criteria to be used for the determination of bonus awards under the executive bonus program and fixes the levels of target and maximum awards for participants and the level of attainment of financial performance objectives necessary for awards to be made under the executive bonus program.

           Stock options are granted to key employees, including the Company's executive officers, by the Compensation Committee under the 1992 Stock Option Plan. Among the Company's executive officers, the number of shares subject to options granted to each individual generally depends upon his or her base salary and the level of that officer's management responsibility. During fiscal 1999, 120,000 options were granted to 12 employees under the Plan.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

           In fiscal 1994, the Company entered into an employment agreement with Howard M. Lorber, the Company's Chairman of the Board and Chief Executive Officer, the term of which was extended through November 2001. Pursuant to the employment agreement, as amended, Mr. Lorber receives a base salary of $1 and an incentive bonus equal to five percent (5%) of the Company's consolidated pre-tax earnings, which bonus was $121,586 for fiscal 1999. In this way, Mr. Lorber's cash compensation is tied directly to the Company's profitability. In light of this employment agreement, the Compensation Committee was not required to make any decision regarding the cash compensation of Mr. Lorber. In fiscal 1999, the Company granted to Mr. Lorber options to purchase 40,000 shares of Common Stock at an exercise price of $3.9375 per share, which represented 100% of the market price of the Common Stock on the date of grant. In this way, Mr. Lorber's interests are directly aligned with the interests of the Company's stockholders. The Compensation Committee believes that these options provide an incentive for Mr. Lorber to maximize long-term shareholder value.

                                        Robert Eide
                                        Barry Leistner
                                        Jeffrey Lichtenberg
                                        A. F. Petrocelli

                             STOCK PERFORMANCE CHART

           The following graph illustrates a comparison of cumulative shareholder return among the Company, Standard and Poors' 500 companies and Standard and Poors' restaurant companies for the period from March 27, 1994 to its fiscal year end on March 28, 1999:

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                AMONG NATHAN'S FAMOUS, INC., THE S & P 500 INDEX
                         AND THE S & P RESTAURANTS INDEX


                                         CUMULATIVE TOTAL RETURN
                          ------------------------------------------------------
                          3/27/94  3/26/95   3/31/96  3/30/97  3/29/98  3/28/99
                          -------  -------   -------  -------  -------  -------
NATHAN'S FAMOUS, INC.       100       65        55       55       53       53
S & P 500                   100      116       153      183      271      321
S & P RESTAURANTS           100      115       159      154      193      304

* $100 Invested on March 27, 1994 in stock or in Index, including reinvestment of dividends. Fiscal year ending March 28, 1999.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

           Section 16(a) of the Exchange Act requires the Company's executive officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 1999, except that Jeffrey Lichtenberg filed on Form 5 certain acquisitions not timely filed on Form 4.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of June 4, 1999 information with regard to ownership of Nathan's common stock by (1) each beneficial owner of 5% or more of Nathan's common stock, based on filings with the Commission; (2) each executive officer named in Nathan's "Summary Compensation Table"; (3) each director of Nathan's; and (4) all executive officers and directors of Nathan's as a group:

                                                               COMMON STOCK               PERCENT
NAME AND ADDRESS (1)                                         BENEFICIALLY OWNED           OF CLASS
--------------------                                         ------------------           --------
Howard M. Lorber (2)                                               512,834                  10.0%
Kenneth S. Hackel (3)                                              410,500                   8.7%
Quest Equities Corp (4)                                            360,000                   7.6%
Wayne Norbitz (5)                                                  165,000                   3.4%
Jeffrey A. Lichtenberg (6)                                         137,741                   2.9%
A. F. Petrocelli (7)                                               102,250                   2.1%
Robert J. Eide (7)                                                  69,903                   1.5%
Barry Leistner (7)                                                  53,750                   1.1%
Ronald G. DeVos (8)                                                 19,250                      *
Donald P. Schedler (9)                                              17,500                      *
Carl Paley (9)                                                      15,500                      *
Directors and officers as a group (9 persons) (10)               1,093,728                  19.7%

----------
*              Less than 1%

(1)        The addresses of the individuals and entities in this table are:
           Kenneth S. Hackel, P.O Box 726 Alpine New Jersey 07620; Robert J. Eide and Howard M. Lorber, 70 East Sunrise Highway, Valley Stream, New York 11581; Jeffrey A. Lichtenberg, 125 Park Avenue, New York, New York 10017; Quest Equities Corp., 8 Old Canal Crossing, Farmington, Connecticut 06032; Barry Leistner, 8-14 37th Avenue, Long Island City, New York 11101; A. F. Petrocelli, 9 Park Place, Suite 401, Great Neck, New York 11021; and Wayne Norbitz, Ronald G. DeVos, Carl Paley and Donald Schedler, 1400 Old Country Road, Suite 400, Westbury, New York 11590.

(2) Includes options exercisable within 60 days to purchase an aggregate of 183,334 shares granted under Nathans' 1992 Stock Option Plan and warrants exercisable within 60 days to purchase 225,000 shares of common stock.

(3) According to Schedule 13-D as Filed with the Securities and Exchange Commission.

(4)        According to Schedule 13-D filed with the Securities and Exchange
           Commission.

(5) Includes options exercisable within 60 days to purchase 125,000 shares of common stock granted under Nathans' 1992 Stock Option Plan.

(6) Includes 25,000 shares owned by Fountainhead Enterprises, Inc., and an aggregate of 3,500 shares owned by Mr. Lichtenberg's wife and children, as to which Mr. Lichtenberg may be deemed the beneficial owner, options exercisable within 60 days to purchase 23,333 shares of common stock granted under Nathans' 1992 Stock Option Plan, options exercisable within 60 days to purchase 50,000 shares of common stock granted under Nathans' Outside Director Stock Option Plan and options exercisable within 60 days to purchase 3,750 shares of common stock granted under Nathans' 1998 Stock Option Plan.

(7) Includes options exercisable within 60 days to purchase 50,000 shares of common stock granted under Nathans' Outside Director Stock Option Plan and options exercisable within 60 days to purchase 3,750 shares of common stock granted under Nathans' 1998 Stock Option Plan.

(8) Includes options exercisable within 60 days to purchase 19,250 shares of common stock granted under Nathans' 1992 Stock Option Plan.

(9) Includes options exercisable within 60 days to purchase 15,500 shares of common stock granted under Nathans' 1992 Stock Option Plan.

(10) Includes 271,811 shares beneficially owned by Messrs. Eide, Lorber, Lichtenberg, Petrocelli, Leistner, Norbitz, Paley and Schedler (see note 6 and notes 8 through 11 above), 361,917 shares subject to stock options exercisable within 60 days granted under Nathans' 1992 Stock Option Plan, 200,000 shares subject to stock options exercisable within 60 days granted under Nathans' Outside Director Stock Option Plan, 15,000 shares subject to Stock Options exercisable within 60 days granted under Nathans' 1998 Stock Option Plan, and warrants exercisable within 60 days by Mr. Lorber for 225,000 shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Nathan's and Miami Subs Corporation entered into a definitive merger agreement dated January 15, 1999, under which Nathan's is to acquire the remaining 70% of the outstanding common stock of Miami Subs and Miami Subs is to become a wholly-owned subsidiary of the Nathan's. In connection with the merger, Miami Subs is to enter into an amended and restated employment agreement with Donald Perlyn, under which Mr. Perlyn is to receive a base salary of $200,000, which agreement will be guaranteed by Nathan's. Under this amended and restated employment agreement, Mr. Perlyn will become a director of Nathan's, and Nathan's will grant Mr. Perlyn stock options for 192,558 shares of Nathan's common stock at fair market value in exchange for the cancellation of his 385,116 Miami Subs stock options assumed by Nathan's in the merger.

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

  3.3             By-Laws of the Company, as amended.

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

  10.8 Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)

  10.9 The Company's 401K Plan and Trust. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)

  10.10 Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, between the Company and Wayne Norbitz. ( Incorporated by reference to Exhibit 10.19 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)

  10.11 Employment Agreement between the Company and Howard M. Lorber dated November 8, 1993. (Incorporated by reference to Exhibit
                  10.20 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)

  10.12 Amendment dated January 26, 1996, to the Employment Agreement, dated November 8, 1993, between the Company and Howard M. Lorber. (Incorporated by reference to Exhibit 10.16 to the Annual Report filed on form 10-K for the fiscal year ended March 31, 1996.)

  10.13 License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc., including amendments and waivers thereto. ( Incorporated by reference to Exhibit 10.21 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)

  10.14 Outside Director Stock Option Plan. (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-8 No. 33-89442.)

  10.15 Home Depot Food Service Lease Agreement. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on form 10-K for the fiscal year ended March 26, 1995.)

  10.16 Modification Agreement to the Employment Agreement between the Company and Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)

  10.17 Amendment to License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)

  10.18 Warrant Agreement dated November 24, 1996 between the Company and Jerry Krevans. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on form 10-K for the fiscal year ended March 30, 1997.)

  10.19 Second Amended and Restated Rights Agreement dated as of April 6, 1998 between the Company and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Form 8-A/A dated April 6, 1998.)

  10.20           1998 Stock Option Plan. (Incorporated by reference to Exhibit
                  10.26 to the Annual Report filed on form 10- K for the fiscal year ended March 29, 1998.)

  10.21           North Fork Bank Promissory Note.

  21              List of Subsidiaries of the Registrant.

  23.1            Consent of Arthur Andersen LLP.

           (b)  REPORTS ON FORM 8-K
           On February 1, 1999 the Company reported on Form 8-K that on January 15, 1999, it executed a merger agreement with Miami Subs Corporation pursuant to which Nathan's proposes to acquire the remaining outstanding common stock of Miami Subs Corporation in exchange for Nathan's common stock plus warrants.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 23rd day of June, 1999.


Nathan's Famous, Inc.


/s/  WAYNE NORBITZ
----------------------------
Wayne Norbitz, President and
Chief Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 23rd day of June, 1999.


/s/ HOWARD M. LORBER             Chairman of the Board and Chief Executive
--------------------                Officer (Principal Executive Officer)
Howard M. Lorber


/s/ WAYNE NORBITZ                President, Chief Operating Officer and Director
-------------------
Wayne Norbitz


/s/ RONALD G. DEVOS              Vice President - Finance and Chief Financial
-------------------                  Officer (Principal Financial and Accounting
Ronald G. Devos                      Officer)


/s/ ROVERT J. EIDE               Director
------------------
Rovert J. Eide


/s/ BARRY LEISTNER               Director
------------------
Barry Leistner


                                 Director
--------------------------
Jeffrey A. Lichtenberg


                                 Director
-------------------------
Attilio F. Petrocelli

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


The following consolidated financial statement of Nathan's Famous, Inc. and subsidiaries are included in item 8:


                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                    F-2

Consolidated Balance Sheets as of March 28, 1999 and March 29, 1998         F-3

Consolidated Statements of Operations for the Fiscal Years ended
     March 28, 1999, March 29, 1998 and March 30, 1997                      F-4

Consolidated Statements of Stockholder Equity for the Fiscal years
     ended March 28, 1999, March 29, 1998 and March 30, 1997                F-5

Consolidated Statements of  Cash Flows for the Fiscal years ended
     March 28, 1999, March 29, 1998 and March 30, 1997                      F-6

Notes to the Consolidated Financial Statements                              F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Nathan's Famous, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Nathan's Famous, Inc., (a Delaware Corporation) and subsidiaries as of March 28, 1999 and March 29, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan's Famous, Inc. and subsidiaries as of March 28, 1999 and March 29, 1998, and the results of their operations and their cash flows for each of the three years in the period then ended in conformity with generally accepted accounting principles.

Roseland, New Jersey
June 15, 1999

                                      NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                       (in thousands, except share amounts)

                                                                                               March 28,            March 29,
                                           ASSETS                                                 1999                 1998
                                           ------                                                 ----                 ----
CURRENT ASSETS:

   Cash and cash equivalents                                                                   $  2,165             $  1,306
   Marketable investment securities                                                               3,267                8,514
   Franchise and other receivables, net                                                           1,578                  976
   Inventories                                                                                      374                  356
   Prepaid expenses and other current assets                                                        411                  276
   Deferred income taxes                                                                            622                  478
                                                                                               --------             --------
                  Total current assets                                                            8,417               11,906

   Investment in unconsolidated affiliate (Note 3)                                                4,441                   --
   Property and equipment, net                                                                    6,293                6,171
   Intangible assets, net                                                                        10,882               11,270
   Deferred income taxes                                                                            892                   --
   Other assets, net                                                                                325                  192
                                                                                               --------             --------
                                                                                               $ 31,250             $ 29,539
                                                                                               ========             ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:

   Accounts payable                                                                            $  1,053             $    956
   Accrued expenses and other current liabilities                                                 3,434                4,708
   Deferred franchise fees                                                                          222                  125
   Current installments of obligations under capital leases                                          --                   12
                                                                                               --------             --------
                  Total current liabilities                                                       4,709                5,801

   Obligations under capital leases, net of current installments                                     --                    9
   Other liabilities                                                                                193                  143
                                                                                               --------             --------
                  Total liabilities                                                               4,902                5,953
                                                                                               --------             --------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value; 20,000,000 shares authorized, 4,722,216 issued and
     outstanding at March 28, 1999 and March 29, 1998                                                47                   47
   Additional paid-in capital                                                                    32,423               32,389
   Accumulated deficit                                                                           (6,122)              (8,850)
                                                                                               --------             --------
                  Total stockholders' equity                                                     26,348               23,586
                                                                                               --------             --------
                                                                                               $ 31,250             $ 29,539
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

                                      NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (in thousands, except per share amounts)

                                                                        For the Fiscal Year Ended
                                                            --------------------------------------------------
                                                              March 28,           March 29,          March 30,
                                                                1999                1998                1997
                                                              --------             --------            --------

REVENUES:
   Sales                                                      $ 24,511             $ 23,530            $ 21,718
   Franchise fees and royalties                                  3,230                3,062               3,238
   License royalties                                             1,415                1,495               1,177
   Equity in unconsolidated affiliate                               26                   --                  --
   Investment and other income                                     400                  790                 442
                                                              --------             --------            --------
                  Total revenues                                29,582               28,877              26,575
                                                              --------             --------            --------

COSTS AND EXPENSES:

   Cost of sales                                                15,367               14,468              13,031
   Restaurant operating expenses                                 5,780                6,411               6,602
   Depreciation and amortization                                 1,065                1,035               1,013
   Amortization of intangible assets                               384                  384                 406
   General and administrative expenses                           4,722                4,755               4,097
   Interest expense                                                  1                    6                  16
   Other income, net (Note 10)                                     (47)                  --                  --
                                                              --------             --------            --------
                  Total costs and expenses                      27,272               27,059              25,165
                                                              --------             --------            --------

Income before (benefit) provision for income taxes               2,310                1,818               1,410

(Benefit) provision for income taxes (Note 11)                    (418)                 290                 622
                                                              --------             --------            --------
                  Net income                                  $  2,728             $  1,528            $    788
                                                              ========             ========            ========

PER SHARE INFORMATION (Note 3):
   Net income per share:

     Basic                                                    $    .58             $    .32            $    .17
                                                              ========             ========            ========
     Diluted                                                  $    .57             $    .32            $    .17
                                                              ========             ========            ========

   Shares used in computing net income:

     Basic                                                       4,722                4,722               4,722
                                                              ========             ========            ========
     Diluted                                                     4,753                4,749               4,729
                                                              ========             ========            ========



                   The accompanying notes are an integral part
                        of these consolidated statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (in thousands, except share amounts)

                                                                                                                     Additional
                                                                            Common                 Common              Paid-in
                                                                            Shares                  Stock              Capital

BALANCE, March 31, 1996                                                    4,722,216            $      47            $  32,388

   Amortization of deferred compensation relating to restricted stock             --                   --                   --
   Net income                                                                     --                   --                   --
                                                                           ---------            ---------            ---------

BALANCE, March 30, 1997                                                    4,722,216                   47               32,388

   Amortization of deferred compensation relating to restricted stock             --                   --                   --
   Fair value of stock warrants granted to non-employees                          --                   --                   35
   Net income                                                                     --                   --                   --
                                                                           ---------            ---------            ---------

BALANCE, March 29, 1998                                                    4,722,216                   47               32,423

   Amortization of deferred compensation relating to restricted stock             --                   --                   --
   Net income                                                                     --                   --                   --
                                                                           ---------            ---------            ---------

BALANCE, March 28, 1999                                                    4,722,216            $      47            $  32,423
                                                                           =========            =========            =========




                                                                                                                        Total
                                                                             Deferred           Accumulated         Stockholders'
                                                                           Compensation           Deficit              Equity
BALANCE, March 31, 1996                                                      $    (127)            $ (11,166)            $  21,142

   Amortization of deferred compensation relating to restricted stock               46                    --                    46
   Net income                                                                       --                   788                   788
                                                                             ---------             ---------             ---------

BALANCE, March 30, 1997                                                            (81)              (10,378)               21,976

   Amortization of deferred compensation relating to restricted stock               47                    --                    47
   Fair value of stock warrants granted to non-employees                            --                    --                    35
   Net income                                                                       --                 1,528                 1,528
                                                                             ---------             ---------             ---------

BALANCE, March 29, 1998                                                            (34)               (8,850)               23,586

   Amortization of deferred compensation relating to restricted stock               34                    --                    34
   Net income                                                                       --                 2,728                 2,728
                                                                             ---------             ---------             ---------

BALANCE, March 28, 1999                                                      $      --             $  (6,122)            $  26,348
                                                                             =========             =========             =========








              The accompanying notes are an integral part of these
                            consolidated statements.

                                      NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (in thousands)

                                                                                            For the Fiscal Year Ended

                                                                                    -------------------------------------------
                                                                                     March 28,          March 29,         March 30,
                                                                                        1999              1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                       $ 2,728             $ 1,528             $   788
   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                                    1,065               1,035               1,013
     Impairment of long-lived assets                                                    302                  --                  --
     Amortization of intangible assets                                                  384                 384                 406
     Issuance of stock warrants for services received                                    --                  35                  --
     Provision for doubtful accounts                                                     44                  80                  30
     Amortization of deferred compensation                                               34                  47                  46
     Gain on sale of restaurant                                                          --                (130)                 --
     Equity in unconsolidated affiliate                                                 (26)                 --                  --
     Deferred income taxes                                                           (1,036)                (63)                156
   Changes in operating assets and liabilities:

     Marketable investment securities                                                 5,247                (874)             (1,512)
     Franchise and other receivables                                                   (646)                (17)                 39
     Inventories                                                                        (18)               (143)                 13
     Prepaid expenses and other assets                                                 (268)                252                (178)
     Prepaid income taxes                                                                --                  --                 746
     Accounts payable and accrued expenses                                           (1,177)                296                (306)
     Deferred franchise fees                                                             97                (144)                 (8)
     Deferred area development fees                                                      --                  --                (200)
     Other non-current liabilities                                                       50                  --                (271)
                                                                                    -------             -------             -------
              Net cash provided by operating activities                               6,780               2,286                 762
                                                                                    -------             -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                               (1,485)             (1,740)               (896)
   Investment in unconsolidated affiliate                                            (4,415)                 --                  --
   Proceeds from sale of property and equipment                                          --                 130                  --
                                                                                    -------             -------             -------
              Net cash used in investing activities                                  (5,900)             (1,610)               (896)
                                                                                    -------             -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal repayments of obligations under capital leases                             (21)                (17)                (20)
                                                                                    -------             -------             -------
              Net cash used in financing activities                                     (21)                (17)                (20)
                                                                                    -------             -------             -------

Net change in cash and cash equivalents                                                 859                 659                (154)

CASH AND CASH EQUIVALENTS, beginning of year                                          1,306                 647                 801
                                                                                    -------             -------             -------

CASH AND CASH EQUIVALENTS, end of year                                              $ 2,165             $ 1,306             $   647
                                                                                    =======             =======             =======

CASH PAID DURING THE YEAR FOR:

   Interest                                                                         $     1             $     6             $    16
                                                                                    =======             =======             =======
   Income taxes                                                                     $   218             $   421             $   182
                                                                                    =======             =======             =======

NONCASH FINANCING ACTIVITIES:

   Issuance of stock warrants for services received                                 $    --             $    35             $    --
                                                                                    =======             =======             =======

              The accompanying notes are an integral part of these
                            consolidated statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                      (in thousands, except share amounts)
                      ------------------------------------

1.   DESCRIPTION, DEVELOPMENT AND ORGANIZATION OF BUSINESS:

Description of Business
-----------------------

Nathan's Famous, Inc. and Subsidiaries (collectively the "Company") develops and operates a chain of retail fast food style restaurants which prepare and serve quality food products to the public. Nathan's Famous Restaurants feature a specialized menu which includes, among other things, hot dogs, manufactured with a proprietary spice formula, hamburgers, crinkle-cut french fries, assorted sandwiches and platters. The Company primarily operates in the eastern region of the United States, with 25 Company-owned stores and 163 franchised units operating as of March 28, 1999. Since fiscal 1997, Nathan's supplemented its franchise program with its "Branded Product Program" which enables foodservice retailers to sell certain Nathan's proprietary products outside of the realm of a traditional franchise relationship.

Development of Business
-----------------------

On November 25, 1998, the Company acquired 8,121,000 (2,030,250 after giving effect to a 4 for 1 reverse stock split) shares or approximately 30% of the then outstanding common stock of Miami Subs Corporation ("MSC") for $4,200, excluding transaction costs (Note 3). On January 15, 1999, the Company and MSC entered into a definitive merger agreement pursuant to which Nathan's anticipates acquiring the remaining outstanding shares of MSC in exchange for shares of Nathan's common stock and warrants.

On April 1, 1999, the Company completed an acquisition of all of Roasters Corp. and Roasters Franchise Corp.'s intellectual property rights, including trademarks, recipes and franchise agreements. The Company purchased the assets for $1,250 according to the terms of a Plan of Reorganization which was approved during the Roasters Corp. and Roasters Franchise Corp. proceedings in the U.S. Bankruptcy Court. The Company will own and operate Kenny Rogers Roasters in the U.S. and internationally under the management of NF Roasters Corp., a wholly-owned subsidiary of Nathan's Famous, Inc.

Organization of Business
------------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
-----------

The Company's fiscal year ends on the last Sunday in March, which results in a 52 or 53 week reporting period. The results of operations for all periods presented are on the basis of a 52-week reporting period.

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash restricted for untendered shares associated with the Acquisition amounted to $83 and $273 at March 28, 1999 and March 29, 1998, respectively, and is included in cash and cash equivalents.

Inventories
-----------

Inventories consist primarily of restaurant food items, supplies, marketing items and equipment for sale under the Branded Product Program which are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Marketable Investment Securities
--------------------------------

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

Property and Equipment
----------------------

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

Building and improvements                                           5 - 25 years

Machinery, equipment, furniture and fixtures                        5 - 15 years

Leasehold improvements                                              5 - 20 years

Intangible Assets
-----------------

Intangible assets consist principally of the excess of cost over the fair value of the assets acquired relating to the Acquisition and are being amortized over a period of 40 years. Accumulated amortization at March 28, 1999 and March 29, 1998, was $4,503 and $4,118, respectively. Amortization expense for goodwill was $384 for each of the three years in the period ended March 28, 1999. Amortization expense for store pre-opening costs and other intangibles was $0 and $0 and $22 for the fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997, respectively.

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

Long-Lived Assets
-----------------

The Company complies with the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company considers a history of store operating losses to be its primary indicator of potential impairment. The Company has identified four units which have been impaired, and recorded a charge to the statement of operations for the fiscal year ended March 28, 1999 (Note 10).

Investment in Unconsolidated Affiliate
--------------------------------------

The Company accounts for its investment in MSC under the equity method of accounting. Accordingly, the carrying value of the investment is equal to the Company's initial cash investment in MSC plus its share of the accumulated income of MSC through February 28, 1999 (Note 3).

Fair Value of Financial Instruments
-----------------------------------

The Company accounts for the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The carrying value of all financial instruments reflected in the accompanying balance sheets approximated fair value at March 28, 1999 and March 29, 1998, respectively, with the exception of the investment in unconsolidated affiliate which had a fair value of $3,109 at March 28, 1999.

Stock-Based Compensation
------------------------

The Company complies with the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS No. 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and net income per share in the notes to the financial statements (Note
12).

Comprehensive Income
--------------------

During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income must be reported on the face of the consolidated statements of operations or the consolidated statements of stockholders' equity. The Company's operations did not give rise to items includable in comprehensive income, which were not already in net income for the three years in the period ended March 28, 1999. Accordingly, the Company's comprehensive income is the same as its net income for all years presented.

Recently Issued Accounting Standards
------------------------------------

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

Franchise and Area Development Fee Revenue Recognition
------------------------------------------------------

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

Franchisees under a franchise agreement are generally required to pay an initial franchise fee and a monthly royalty of 4% - 4.5% of restaurant sales. Franchisees under a license agreement do not pay an initial fee and remit monthly royalty payments based on 10% of restaurant sales up to $250, 8% of restaurant sales between $250 and $500 and 6% of restaurant sales in excess of $500 per annum. Franchise fees are recognized as revenue when the Company performs substantially all initial services required by the franchise agreement, which is generally upon restaurant opening. Revenue under area development agreements is recognized ratably over the number of restaurants opened, as provided for in the respective agreements. Franchise royalties are accrued as earned. Franchise and area development fees received prior to completion of the revenue recognition process are recorded as deferred revenue. At March 28, 1999 and March 29, 1998, $222 and $125, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets.

Concentrations of Credit Risk
-----------------------------

The Company's receivables consist principally of receivables from franchisees for royalties and advertising contributions and from sales under the Branded Product Program. At March 28, 1999 and March 29, 1998, two and one franchisees, respectively, represented an aggregate of approximately 12%, and 19%, respectively, of franchise royalties receivable.

Advertising
-----------

The Company administers the Nathan's Famous Systems, Inc. Advertising Fund, a separate legal entity, to coordinate the marketing efforts for the Nathan's Famous System. Under this arrangement, the Company collects and disburses fees paid by franchisees and Company-owned stores for the national and regional advertising, promotional and public relations programs. Contributions are based on specified percentages of net sales, generally ranging up to 3%. Advertising contributions from Company-owned stores are included in restaurant operating expenses in the accompanying consolidated statements of operations. Net Company-owned store advertising expense was $436, $424 and $570 for the fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997, respectively.

Income Taxes
------------

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

3.       INVESTMENT IN UNCONSOLIDATED AFFILIATE:
         ---------------------------------------
On November 25, 1998, Nathan's acquired 8,121,000 (2,030,250 after giving effect to a 4 for 1 reverse stock split) shares of MSC in a private purchase transaction from the former Chairman and CEO of MSC in consideration of the sum of $4,200. The 2,030,250 shares represent approximately 30% of the then issued and outstanding shares of MSC.

Condensed summarized financial data for MSC as of and for the three months ended February 28, 1999, is as follows:

Condensed Balance Sheet Data
----------------------------

Current assets                                                           $ 6,196
Non-current assets                                                        23,856
Current liabilities                                                        5,684
Non-current liabilities                                                  $ 7,730

Condensed Statements of Income Data
-----------------------------------

Revenue                                                                  $ 5,707
Net income                                                               $    83

The Company does not record in its investment balance the results of operations of MSC for the month ended March 31, 1999, and accordingly a one-month reporting lag exists in the investment in unconsolidated affiliate balance in the accompanying balance sheet at March 28, 1999.

4.   NET INCOME PER SHARE:


The Company complies with the provisions of SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

The following chart provides a reconciliation of information used in calculating the per share amounts for the periods ended March 28, 1999, March 29, 1998 and March 30, 1997, respectively:

                                                Net Income                        Shares                   Net Income Per Share
                                                ----------                        ------                   --------------------
                                                1999      1998      1997      1999     1998      1997       1999      1998      1997
                                                ----      ----      ----      ----     ----      ----       ----      ----      ----
    Basic EPS

 Basic calculation                            $2,728    $1,528    $  788     4,722     4,722    $4,722    $   .58   $    .32  $  .17
 Effect of dilutive employee
    stock options and warrants                    --        --        --        31        27         7       (.01)        --      --
                                              ------    ------    ------    ------    ------     -----     -------  --------  ------

Diluted EPS

 Diluted calculation                          $2,728    $1,528    $  788     4,753     4,749    $4,729    $   .57   $    .32  $  .17
                                              ======    ======    ======    ======    ======    ======    ========   =======  ======

5. FRANCHISE AND OTHER RECEIVABLES, net:

Franchise and other receivables, net, consists of the following:

                                                            1999            1998
                                                            ----            ----

Franchise and license royalties                             $1,192        $1,166
Branded product sales                                          460            --
Other                                                          393           353
                                                            ------        ------
                                                             2,045         1,519
Less:  allowance for doubtful accounts                         467           543
                                                            ------        ------
                                                            $1,578        $  976
                                                            ======        ======

6.   MARKETABLE INVESTMENT SECURITIES:

Marketable investment securities at March 28, 1999 and March 29, 1998 consisted of trading securities with aggregate fair values of $3,267 and $8,514, respectively. Fair values of corporate and municipal bonds are based upon quoted market prices. The investment in trading limited partnerships is based upon the proportionate share of the underlying net assets of the partnerships.

The gross unrealized holding gains and fair values of trading securities by major security type at March 28, 1999, March 29, 1998 and March 30, 1997 were as follows:

                                               1999                               1998                            1997
                                   -------------------------------  ----------------------------   --------------------------
                                         Gross                         Gross                         Gross
                                       Unrealized       Fair          Unrealized       Fair        Unrealized        Fair
                                         Holding       Value of       Holding       Value of        Holding        Value of
                                          Gain        Investments       Gain       Investments     Gain/(Loss)    Investments
                                          ----        -----------       ----       -----------     -----------    -----------

Commercial paper                        $   --         $   --         $   --         $   --         $    --          $2,275
Corporate bonds                              1            219              6            563              (2)          2,451
Municipal bonds                             63          2,011             29          6,936              54           2,111
Investment in trading
  limited partnerships *                    23          1,037            212          1,015             303             803
                                        ------         ------         ------         ------         -------          ------
                                        $   87         $3,267         $  247         $8,514         $   355          $7,640
                                        ======         ======         ======         ======         =======          ======

    * The Company can sell its investment in the trading limited partnerships without penalty at any time.

7.   PROPERTY AND EQUIPMENT, net:

Property and equipment, net, consists of the following:

                                                               1999        1998
                                                               ----        ----
Construction in progress                                     $    94     $   526
Land                                                             896         896
Building and improvements                                      1,630       1,647
Machinery, equipment, furniture and fixtures                   4,703       4,566
Leasehold improvements                                         6,659       6,146
                                                             -------     -------
                                                              13,982      13,781
Less:  accumulated depreciation and amortization               7,689       7,610
                                                             -------     -------
                                                             $ 6,293     $ 6,171
                                                             =======     =======

Related depreciation and amortization expense totalled $1,065, $1,035 and $1,013 for the fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997, respectively.

8.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

                                                            1999           1998
                                                            ----           ----
Accrued professional fees                                  $  492         $  495
Accrued legal costs                                            41          1,027
Accrued vacation                                              376            362
Accrued store closure costs                                    --             90
Accrued insurance                                             719            675
Accrual for untendered shares                                  83            273
Sales and payroll taxes payable                               291            272
Deferred revenue                                              222            409
Other                                                       1,210          1,105
                                                           ------         ------
                                                           $3,434         $4,708
                                                           ======         ======

9.   FINANCING ARRANGEMENTS:

The Company has a $5,000 line of credit with its primary banking institution. Borrowings under the line of credit are intended to be used to meet the normal short-term working capital needs of the Company. The line of credit is not a commitment and, therefore, credit availability is subject to ongoing approval. The line of credit expires on October 1, 1999, and bears interest at the prime rate. There were no borrowings outstanding under this line of credit at March 28, 1999 and March 29, 1998, respectively.

10.      OTHER INCOME, NET:

Included in other income, net, in the accompanying consolidated statements of operations is; (i) the reversal of a previous litigation accrual of $349,000 (Note 13), and (ii) a $302,000 impairment charge for four under-performing stores pursuant to the provisions of SFAS No. 121 (Note 2).

11.  INCOME TAXES:

Income tax (benefit) expense consists of the following for the years ended March 28, 1999, March 29, 1998 and March 30, 1997:

                                                                            1999           1998        1997
                                                                            ----           ----        ----
Federal:

  Current                                                                 $   453         $ 255         $399
  Deferred                                                                    297           331          134
                                                                          -------         -----         ----
                                                                              750           586          533
                                                                          -------         -----         ----
State and local:

  Current                                                                     165            98           67
  Deferred                                                                    110           129           22
                                                                          -------         -----         ----
                                                                              275           227           89
                                                                          -------         -----         ----
Adjustment to valuation allowance relating to opening net deferred tax asset
                                                                           (1,443)         (523)          --
                                                                          -------         -----         ----
                                                                          $  (418)        $ 290         $622
                                                                          =======         =====         ====

Total income tax (benefit) expense for fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                          1999          1998          1997
                                                                          ----          ----          ----

Computed "expected" tax expense                                        $   785         $ 618         $ 482
Nondeductible amortization                                                 131           131           144
State and local income taxes, net of Federal income tax benefit            181           149            49
Tax-exempt investment earnings                                            (112)          (55)          (50)
Change in the valuation allowance for net deferred tax assets           (1,443)         (523)           --
Other                                                                       40           (30)           (3)
                                                                       -------         -----         -----
                                                                       $  (418)        $ 290         $ 622
                                                                       =======         =====         =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                     1999           1998
                                                                     ----           ----
Deferred tax assets:

  Accrued expenses                                                $   591         $   564
  Allowance for doubtful accounts                                     196             209
  Deferred revenue                                                     43             118
  Depreciation expense and impairment of long-lived assets          1,292           1,532
  Expenses not deductible until paid                                   --             639
  Other                                                                11              --
                                                                  -------         -------
         Total gross deferred tax assets                            2,133           3,062
                                                                  -------         -------

Deferred tax liabilities:

  Involuntary conversion                                               --             504
  Unrealized gain on marketable investment securities                 219             211
  Other                                                                --              26
                                                                  -------         -------
         Total gross deferred tax liabilities                         219             741
                                                                  -------         -------
         Net deferred tax asset                                     1,914           2,321

Less:  Valuation allowance                                           (400)         (1,843)
                                                                  -------         -------
                                                                  $ 1,514         $   478
                                                                  =======         =======


In both fiscal 1999 and 1998, management of the Company determined that, more likely than not, a significant portion of its previously-reserved deferred tax assets would be realized and, accordingly, reduced the related valuation allowance. The reduction in the valuation allowance is included in the income tax (benefit) provision in the accompanying consolidated statement of operations for fiscal 1999 and 1998. The determination that the net deferred tax asset of $1,514 at March 28, 1999 is realizable is based on the Company's profitability during the past three fiscal years , and the continued positive impact of the sales performance of its products.

12. STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS:
    ---------------------------------------------

Stock Option Plans
------------------

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

On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for the issuance of non-qualified stock options to non-employee directors, as defined, of the Company. Under the Directors' Plan, 200,000 shares of common stock have been authorized and issued pursuant to the Directors' Plan. Options awarded to each non-employee director are fully vested, subject to forfeiture under certain conditions and shall be exercisable upon vesting. There were 0, 0 and 50,000 options granted under the provisions of the Directors Plan during the years ended March 28, 1999, March 29, 1998 and March 30, 1997, respectively.

In April 1998, the Company adopted the Nathan's Famous Inc. 1998 Stock Option Plan (the "New Plan"), which provides for the issuance of non-qualified stock options to directors, officers and key employees. Up to 500,000 shares of common stock have been reserved for issuance under the New Plan. In April 1998, the Company granted 120,000 ISO's under the 1992 Stock Option Plan and the Company also issued 30,000 stock options to its non-employee directors under the New Plan.

The Plan, the New Plan and the Directors' Plan expire on December 2, 2002, April 5, 2008 and December 31, 2004, respectively, unless terminated earlier by the Board of Directors under conditions specified in the Plan.

Warrants
--------

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

A summary of the status of the Company's stock option plans and warrants at March 28, 1999, March 29, 1998 and March 30, 1997 and changes during the years then ended is presented in the tables and narrative below:

                                                             1999                       1998                       1997
                                                   -------------------------     -------------------        ----------------------
                                                                    Weighted-                  Weighted-                  Weighted-
                                                                     Average                    Average                    Average
                                                                    Exercise                   Exercise                   Exercise
                                                        Shares        Price        Shares        Price        Shares        Price

Options outstanding - beginning of year                600,167        $5.03        601,167       $5.54        511,167       $5.99
  Granted                                              150,000         4.83              -        -           110,000        3.75
  Exercised                                                  -         -                 -        -                 -           -
  Canceled                                             (42,500)        5.08         (1,000)       -           (20,000)       7.40
                                                       -------                   ---------                    -------
Options outstanding - end of year                      707,667         5.08        600,167        5.03        601,167        5.54
                                                       =======                     =======                    =======
Options exercisable - end of year                      528,167                     485,503                    398,371
                                                       =======                     =======                    =======
Weighted average fair value of options granted                         $1.77                       -                         $1.99
                                                                       =====                                                 =====

Warrants outstanding - beginning of year               350,000        $3.88        200,000       $4.36        150,000       $4.50
  Granted                                               -              -           150,000        3.25         50,000        3.94
                                                      -------                      -------                   --------
Warrants outstanding - end of year                     350,000         3.88        350,000        3.88        200,000        4.36
                                                       -------                     -------                    -------
Warrants exercisable - end of year                     237,500                     145,834                     91,667
                                                       =======                     =======                   ========
Weighted average fair value of warrants granted                       $1.68                      $1.56                      $1.78
                                                                      =====                      =====                      =====

At March 28, 1999, 517,333 common shares were reserved for future stock option issuance.

The following table summarizes information about stock options and warrants outstanding at March 28, 1999:

                                                                                                         Options and
                                                 Options and Warrants Outstanding                   Warrants Exercisable
                                       -----------------------------------------------------    ------------------------------
                                           Number             Weighted            Weighted         Number          Weighted
                                        Outstanding            Average            Average        Exercisable       Average
                                             at               Remaining           Exercise           at           Exercise
      Range of Exercise Prices            3/28/99         Contractual Life         Price           3/28/99          Price

     $  3.25    to  $  4.88                 752,500              8.50            $   3.99           460,500       $   4.17
        4.89    to     7.34                 246,167              6.80                6.55           246,167           6.55
        7.35    to     9.25                  59,000              6.25                8.53            59,000           8.53
                                      -------------     -------------          ----------      ------------     ----------
     $  3.25    to  $  9.25               1,057,667              7.98            $   4.84           765,667       $   5.16
                                      =============     =============            ========      ============       ========

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                1999               1998
                                                                ----               ----

           Expected life (years)                                6.5                 6.7
           Interest rate                                        5.58%               6.20%
           Volatility                                          32.77%              33.99%
           Dividend yield                                       0%                  0%


The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized in the accompanying financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below:

                                                              (in thousands, except per share amounts)
                                                                         1999               1998
                                                                         ----               ----

        Net income:                         As reported             $    2,728         $    1,528
                                            Pro forma                    2,247              1,208

        Net income per share:               Basic

                                            As reported             $      .58         $       .32
                                            Pro forma                      .48                 .26

                                            Diluted

                                            As reported             $      .57         $       .32
                                            Pro forma                      .47                 .25

Because the SFAS No. 123 method of accounting is not applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Common Stock Purchase Rights
----------------------------
On June 20, 1995, the Board of Directors declared a dividend distribution of one common stock purchase right (the "Rights") for each outstanding share of Common Stock of the Company. The distribution was paid on June 20, 1995 to the shareholders of record on June 20, 1995. The terms of the Rights were amended on April 6, 1998. Each Right, as amended, entitles the registered holder thereof to purchase from the Company one share of the Common Stock at a price of $4.00 per share (the "Purchase Price"), subject to adjustment for anti-dilution. New Common Stock certificates issued after June 20, 1995 upon transfer or new issuance of the Common Stock will contain a notation incorporating the Rights Agreement by reference.

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

At any time prior to the time at which a person or group or affiliated or associated persons has acquired beneficial ownership of 20% or more of the outstanding shares of the Common Stock of the Company, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right. In addition, the Rights Agreement, as amended, permits the Board of Directors, following the acquisition by a person or group of beneficial ownership of 20% or more of the Common Stock (but before an acquisition of 50% or more of Common Stock), to exchange the Rights (other than Rights owned by such 20% person or group), in whole or in part, for Common Stock, at an exchange ratio of one share of Common Stock per Right.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company has reserved, 6,297,216 shares of Common Stock for issuance upon exercise of the Rights.

Restricted Stock Grants
-----------------------

In December 1992, the Company awarded an aggregate of 50,016 shares of common stock to two executive officers. Pursuant to the terms of the agreement, the shares were subject to certain restrictions.

Compensation expense, based upon the fair market value of the stock on the date of grant, was determined by the Company to be $7 per share. Aggregate compensation expense of $280 has been recognized ratably over the six year period in which the restrictions lapse and has been included as deferred compensation as a component of stockholders' equity in the accompanying consolidated statement of stockholders' equity. Compensation expense was approximately $34, $47 and $46 for the fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997, respectively. The restrictions lapsed for all shares in December 1998.

Employment Agreements
---------------------

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

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement has been extended annually through December 31, 1999, based on the original terms, and no non-renewal notice has been given as of June 11, 1999. The agreement provides for annual compensation of $250 plus certain other benefits. In November 1993, the Company amended this agreement to include a provision under which the officer shall have the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company upon 30 days prior written notice by the Company in the event of disability or "cause", as defined in each agreement.

401(k) Plan
-----------

In March 1992, the Company adopted a defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code covering all non-union employees over age 21 who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 15% of their total annual salary. Company contributions are discretionary. Beginning with the plan year ending February 28, 1994, the Company elected to match contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee's total annual salary. Employer contributions for the fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997 were $13, $12 and $5, respectively.

Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

13.  COMMITMENTS AND CONTINGENCIES:

Commitments
-----------

The Company's operations are principally conducted in leased premises. Remaining lease terms range from 1 to 18 years. Certain leases contain contingent rental provisions based upon a percentage of gross sales and/or provide rent deferral during the initial term of the lease. As of March 28, 1999, the Company has non-cancellable operating lease commitments, net of certain sublease rental income, as follows:

                                                               Lease            Sublease         Net lease
                                                             Commitments         Income          Commitments

                          2000                                   2,139             171              1,968
                          2001                                   1,925             167              1,758
                          2002                                   1,782             101              1,681
                          2003                                   1,716              61              1,655
                          2004                                   1,703              36              1,667
                          Thereafter                             5,445             125              5,320

Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense was approximately $113, $124 and $163 for the fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997, respectively.

Rent expense, including contingent rental payments, net of sublease income, was $2,093, $2,151 and $2,186 for the fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997, respectively.

Contingencies
-------------

On February 28, 1995, an action entitled Textron Financial Corporation v. 1045 Rush Street Associates, Stephen Anfang, and Nathan's Famous, Inc. was instituted in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The compliant alleges that the Company conspired to perpetrate a fraud upon the plaintiff and alleges that the Company breached its lease with 1045 Rush Street associates and the estoppel agreement delivered to the plaintiff in connection therewith by subleasing these premises and thereafter assigning the lease with respect to the premises to a third party franchisee, and further by failing to pay rent under this lease on and after July 1990. This compliant seeks damages in the amount of at least $1,500. The Company has filed its answer to this compliant denying the material allegations of the complaint and asserting several affirmative defenses to liability including, but not limited to, the absence initially or subsequent failure of consideration for the estoppel agreement, equitable estoppel, release, failure to mitigate and other equitable and legal defenses. The plaintiff has added as additional parties defendant, the attorney who represented the landlord in the financing transaction in connection with which the Estoppel Agreement was required. The Company and some of the named defendants entered into a Settlement with Textron whereby all of the plaintiff's claims against the Company and the other defendants were resolved under a Settlement Agreement and Mutual Release that provide for payments to be made jointly by all of the defendants on or before December 30, 1998 and January 15, 1999, which payments were made.

In or about December 1996, Nathan's Famous Systems, Inc. ("Systems") instituted an action in the Supreme Court of New York, Nassau County, against Phylli Foods, Inc. a franchisee, and Calvin Danzig as a guarantor of Foods' payment and performance obligations, to recover royalty fees and advertising contributions due to Systems in the aggregate amount of $35 under a franchise agreement between Systems and Phylli Foods dated June 1, 1994. In their answer, the defendants essentially denied the material allegations of the complaint and interposed counterclaims against Systems in which they alleged essentially that Systems fraudulently induced the defendants to purchase the franchise from Systems or did so by means of negligent misrepresentation. Defendants also alleged that by reason of Systems' allegedly fraudulent and deceitful conduct, Systems violated the General Business Law of New York. As a consequence of the foregoing, the defendants are seeking damages in excess of five million dollars, as well as statutory relief under the General Business Law. Systems has moved to dismiss the counterclaims on the grounds that they are insufficiently pleaded and otherwise fail to state a sustainable claim against Systems upon which relief may be granted. During fiscal 1998, Systems' motion was granted except for the claim seeking statutory relief under the General Business Law.

The Company was named as one of three defendants in an action commenced in June 1997, in the Supreme Court of New York, Queens County. According to the compliant, the plaintiff, a dentist, is seeking injunctive relief and damages in an amount exceeding $5,000 against the landlord, one of the Company's franchisees and the Company claiming that the operation of a restaurant in a building in Long Island City created noxious and offensive fumes and odors that allegedly were injurious to the health of the plaintiff and his employees and patients, and interfered with, and irreparably damaged his practice. Plaintiff also claims that the landlord fraudulently induced him to enter a lease extension by representing that the first floor of the building would be occupied by a non-food establishment. The Company believes that there is no merit to the plaintiff's claims against it inasmuch as it never was a party to the lease, and the restaurant, which closed in or about August 1995, was operated by a franchisee exclusively. The Company intends to defend the action vigorously.

On January 5, 1999, Miami Subs was served with a class action lawsuit entitled Robert J. Feeney, on behalf of himself and all other similarly situated vs. Miami Subs Corporation, et al., in Broward County Circuit Court, which was filed against Miami Subs, its directors and Nathan's in a Florida state court by a shareholder of Miami Subs. Since that time, the Company and its designees to the Miami Subs board have also been served. The suit alleges that the proposed merger between Miami Subs and the Company, as contemplated by the companies' non-binding letter of intent, is unfair to Miami Subs' shareholders and constitutes a breach by the defendants of their fiduciary duties to the shareholders of Miami Subs. The plaintiff seeks among other things: (i) class action status; (ii) preliminary and permanent injunctive relief against consummation of the proposed merger; and (iii) unspecified damages to be awarded to the shareholders of Miami Subs. On March 19, 1999, the Court granted the plaintiff leave to amend his compliant. Thereafter, Plaintiff filed a First Amended Complaint. Nathan's and its designees on the Miami Subs' Board moved to dismiss the First Amended Complaint. The Court held a hearing on the motion, but has not yet ruled on it. In the event the Court denies the pending motion, the Company intends to defend against this suit vigorously.

The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):



                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                   ---------------------------------
                                                         FIRST          SECOND           THIRD          FOURTH
                                                        QUARTER         QUARTER         QUARTER         QUARTER
                                                        -------         -------         -------         -------
FISCAL YEAR 1999
Revenues...........................................   $     7,821     $     8,166     $     7,215     $     6,380
Gross profit(a)....................................         2,560           2,650           2,181           1,753
Net income.........................................           574             751             412             991
                                                      ===========     ===========     ===========     ===========

Per share information:
     Net income per share:
          Basic....................................   $       .12     $       .16     $       .09     $       .21
                                                      ===========     ===========     ===========     ===========
          Diluted..................................   $       .12     $       .16     $       .09     $       .21
                                                      ===========     ===========     ===========     ===========

Shares used in computation of net income per share:
     Basic.........................................         4,722           4,722           4,722           4,722
                                                      ===========     ===========     ===========     ===========
     Diluted.......................................         4,762           4,754           4,750           4,753
                                                      ===========     ===========     ===========     ===========
FISCAL YEAR 1998
Revenues...........................................   $     7,362     $     8,098     $     6,825     $     6,592
Gross profit(a)....................................         2,404           2,699           2,123           1,836
Net income.........................................           474             609             242             203
                                                      ===========     ===========     ===========     ===========

Per share information:
     Net income per share:
          Basic....................................   $       .10     $       .13     $       .05     $       .04
                                                      ===========     ===========     ===========     ===========
          Diluted..................................   $       .10     $       .13     $       .05     $       .04
                                                      ===========     ===========     ===========     ===========

Shares used in computation of net income per share:
     Basic.........................................         4,722           4,722           4,722           4,722
                                                      ===========     ===========     ===========     ===========
     Diluted.......................................         4,766           4,782           4,771           4,749
                                                      ===========     ===========     ===========     ===========


---------------

     (a) Gross profit represents the difference between restaurant sales and the cost of food and paper products.

                                EXHIBIT INDEX


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

  3.3             By-Laws of the Company, as amended.

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

  10.8 Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)

  10.9 The Company's 401K Plan and Trust. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)

  10.10 Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, between the Company and Wayne Norbitz. ( Incorporated by reference to Exhibit 10.19 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)

  10.11 Employment Agreement between the Company and Howard M. Lorber dated November 8, 1993. (Incorporated by reference to Exhibit
                  10.20 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)

  10.12 Amendment dated January 26, 1996, to the Employment Agreement, dated November 8, 1993, between the Company and Howard M. Lorber. (Incorporated by reference to Exhibit 10.16 to the Annual Report filed on form 10-K for the fiscal year ended March 31, 1996.)

  10.13 License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc., including amendments and waivers thereto. ( Incorporated by reference to Exhibit 10.21 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)

  10.14 Outside Director Stock Option Plan. (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-8 No. 33-89442.)

  10.15 Home Depot Food Service Lease Agreement. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on form 10-K for the fiscal year ended March 26, 1995.)

  10.16 Modification Agreement to the Employment Agreement between the Company and Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)

  10.17 Amendment to License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)

  10.18 Warrant Agreement dated November 24, 1996 between the Company and Jerry Krevans. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on form 10-K for the fiscal year ended March 30, 1997.)

  10.19 Second Amended and Restated Rights Agreement dated as of April 6, 1998 between the Company and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Form 8-A/A dated April 6, 1998.)

  10.20           1998 Stock Option Plan. (Incorporated by reference to Exhibit
                  10.26 to the Annual Report filed on form 10- K for the fiscal year ended March 29, 1998.)

  10.21           North Fork Bank Promissory Note.

  21              List of Subsidiaries of the Registrant.

  23.1            Consent of Arthur Andersen LLP.