Form 10-Q
period 1999-06-27
NATHANS FAMOUS INC
filed 1999-08-10
CIK 69733

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended JUNE 27, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ____________________to____________________.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

At June 27, 1999, an aggregate of 4,722,216 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                         Number

PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

       Consolidated Balance Sheets - June 27, 1999 and
       March 28, 1999                                                        3

       Consolidated Statements of Earnings - Thirteen Weeks
       Ended June 27, 1999 and June 28, 1998                                 4

       Consolidated Statements of Stockholders' Equity -
       Thirteen Weeks Ended June 27, 1999                                    5

       Consolidated Statements of Cash Flows - Thirteen Weeks
       Ended June 27, 1999 and June 28, 1998                                 6

       Notes to Consolidated Financial Statements                            7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                          12



SIGNATURES                                                                  13

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                               June            March
                                                             27, 1999         28, 1999
                                                             --------         --------
                                                            (Unaudited)
Current assets:
       Cash and cash equivalents including restricted
         cash of $83 and $83, respectively                    $  1,600        $  2,165
       Marketable investment securities                          3,296           3,267
       Franchise and other receivables, net                      1,808           1,578
       Inventory                                                   422             374
       Prepaid expenses and other current assets                   267             411
       Deferred income taxes                                       622             622
                                                              --------        --------
                  Total current assets                           8,015           8,417

Investment in unconsolidated affiliate                           4,461           4,441
Property and equipment, net                                      6,166           6,293
Intangible assets, net                                          12,634          10,882
Deferred income taxes                                              892             892
Other assets, net                                                  190             325
                                                              --------        --------
                                                              $ 32,358        $ 31,250
                                                              ========        ========

Current liabilities:
       Accounts payable                                       $  1,157        $  1,053
       Accrued expenses and other current liabilities            4,054           3,434
       Deferred franchise fees                                     136             222
                                                              --------        --------
                  Total current liabilities                      5,347           4,709

       Other liabilities                                           194             193
                                                              --------        --------
                  Total liabilities                              5,541           4,902
                                                              --------        --------

Stockholders' equity:
       Common stock, $.01 par value - 20,000,000 shares
         authorized, 4,722,216 issued and outstanding               47              47
       Additional paid-in-capital                               32,423          32,423
       Accumulated deficit                                      (5,653)         (6,122)
                                                              --------        --------
                  Total stockholders' equity                    26,817          26,348
                                                              --------        --------
                                                              $ 32,358        $ 31,250
                                                              ========        ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              THIRTEEN WEEKS ENDED JUNE 27, 1999 AND JUNE 28, 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  1999         1998
                                                 ------       ------
Sales                                            $6,608       $6,568
Franchise fees and royalties                        963          738
License royalties                                   406          381
Investment and other income                          97          134
                                                 ------       ------

                  Total revenues                  8,074        7,821
                                                 ------       ------

Costs and expenses:
       Cost of sales                              4,080        4,008
       Restaurant operating expenses              1,529        1,451
       Depreciation and amortization                259          254
       Amortization of intangible assets            113           96
       General and administrative                 1,283        1,248
       Interest expense                              --            1
                                                 ------       ------
                  Total costs and expenses        7,264        7,058
                                                 ------       ------

Earnings before income taxes                        810          763
Provision for income taxes                          341          189
                                                 ------       ------

Net earnings                                     $  469       $  574
                                                 ======       ======

PER SHARE INFORMATION
Net earnings per share
       Basic                                     $ 0.10       $ 0.12
                                                 ======       ======
       Diluted                                   $ 0.10       $ 0.12
                                                 ======       ======

Shares used in computing net income
       Basic                                      4,722        4,722
                                                 ======       ======
       Diluted                                    4,744        4,762
                                                 ======       ======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THIRTEEN WEEKS ENDED JUNE 27, 1999
                      (In thousands, except share amounts)
                                   (Unaudited)




                                                                                       Total
                                                      Additional       Accum-          Stock-
                       Common           Common         Paid in-        ulated          holders'
                       Shares           Stock          Capital         Deficit         Equity
                     ---------       ---------       ---------       ---------        ---------
Balance, March
 28, 1999            4,722,216       $      47       $  32,423       $  (6,122)       $  26,348


Net earnings                                                               469              469
                     ---------       ---------       ---------       ---------        ---------

Balance, June
 27, 1999            4,722,216       $      47       $  32,423       $  (5,653)       $  26,817
                     =========       =========       =========       =========        =========



          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THIRTEEN WEEKS ENDED JUNE 27, 1999 AND JUNE 28, 1998
                                 (In thousands)
                                   (Unaudited)

                                                                       1999           1998
                                                                      -------        -------
Cash flows from operating activities:
       Net earnings                                                   $   469        $   574
       Adjustments to reconcile net earnings to
         net cash provided by / (used in) operating activities:
             Depreciation                                                 259            254
             Amortization of intangible assets                            113             96
             Provision for doubtful accounts                               18             15
             Amortization of deferred compensation                         --             12
             Deferred income taxes                                         --            (44)
       Changes in assets and liabilities:
             Marketable investment securities                             (29)           286
             Franchise and other receivables                             (248)          (666)
             Inventory                                                    (48)             4
             Prepaid and other current assets                             144            232
             Accounts payable and accrued expenses                        724           (714)
             Deferred franchise fees                                      (86)            60
             Other assets                                                 135             (2)
             Other non current liabilities                                  1             30
                                                                      -------        -------
Net cash provided by operating activities                               1,452            137
                                                                      -------        -------

Cash flows from investing activities:
       Purchase of property and equipment                                (148)          (336)
       Investment in wholly owned subsidiary                           (1,849)            --
       Investment in unconsolidated affiliate                             (20)            --
                                                                      -------        -------
             Net cash used in investing activities                     (2,017)            --
                                                                      -------        -------

Cash flows from financing activities:
       Principal repayment of obligations under capital leases             --             (2)
                                                                      -------        -------
             Net cash used in financing activities                         --             (2)
                                                                      -------        -------

Net decrease in cash and cash equivalents                                (565)          (201)

Cash and cash equivalents, beginning of period                          2,165           1306
                                                                      -------        -------
Cash and cash equivalents, end of period                              $ 1,600        $ 1,105
                                                                      =======        =======

Cash paid during the period for:
       Interest                                                       $    --        $     1
       Income taxes                                                       102            263


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 27, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (the "Company") for the thirteen week periods ended June 27, 1999 and June 28, 1998 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1999.

NOTE B - NF ROASTERS CORP. ACQUISITION

On February 19, 1999, the U. S. Bankruptcy Court for the Middle District of North Carolina, Durham Division, confirmed the Joint Plan of Reorganization of the Official Committee of Franchisees of Roasters Corp. and Roasters Franchise Corp., operators of Kenny Rogers Roasters Restaurants. Under the joint plan of reorganization, on April 1, 1999, Nathan's acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. for $1,250,000 in cash plus related expenses, which was paid out of Nathans' working capital. NF Roasters Corp., a wholly owned subsidiary, was created for the purpose of acquiring these assets. Results of operations are included in these consolidated financial statements as of the date of acquisition. No Company-owned restaurants were acquired in this transaction.



NOTE C - EARNINGS PER SHARE

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen week periods ended June 27, 1999 and June 28, 1998, respectively.

                                                                                                 Net Income
                                              Net Income           Number of Shares              Per Share
                                              ----------           ----------------              ---------
                                           1999        1998        1999        1998          1999           1998
                                           -----       -----       -----       -----       --------       --------
Basic EPS
   Basic calculation                       $ 469       $ 574       4,722       4,722       $    .10       $    .12
   Effect of dilutive employee stock
      options and warrants                    --          --          22          40             --             --
                                           -----       -----       -----       -----       --------       --------

Diluted EPS
   Diluted calculation                     $ 469       $ 574       4,744       4,762       $    .10       $    .12
                                           =====       =====       =====       =====       ========       ========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

On November 25, 1998, Nathan's acquired 8,121,000 shares, or approximately 29.9% of the outstanding common stock, of Miami Subs Corporation for $4,200,000, excluding transaction costs, and entered into a non-binding letter of intent which contemplated the acquisition of the remaining outstanding shares of Miami Subs. After giving effect to Miami Subs one-for-four reverse stock split in January 1999, Nathan's now owns 2,030,250 shares of Miami Subs common stock. On January 15, 1999, Nathan's and Miami Subs entered into a definitive merger agreement under which Nathan's is expected to acquire the remaining outstanding shares of Miami Subs in exchange for approximately 2,319,000 shares of Nathan's common stock and warrants to acquire approximately 580,000 shares of Nathan's common stock at a price of $6.00 per share. The merger is subject to certain conditions, including approval by a majority of the stockholders of Nathan's and Miami Subs. On June 30, 1999, Nathan's and Miami Subs successfully completed their due diligence.

RESULTS OF OPERATIONS

Thirteen weeks ended June 27, 1999 compared to June 28, 1998

Revenues

Total sales increased $40,000 to $6,608,000 for the thirteen weeks ended June 27, 1999 ("first quarter fiscal 2000") from $6,568,000 for the thirteen weeks ended June 28, 1998 ("first quarter fiscal 1999"). Company-owned restaurant sales decreased 4.1% or $248,000 to $5,744,000 from $5,992,000. Restaurant sales declined because two Company-owned restaurants were closed during fiscal 1999 due to the expiration of the leases for the locations.. These two stores generated sales and profits of $460,000 and $105,000, respectively, during the first quarter of fiscal 1999. At June 27, 1999 there were 25 company-owned units as compared to 27 units at June 28, 1998. Comparable unit sales (units operating for 18 months or longer as of the beginning of the fiscal year) increased 3.6% in the first quarter fiscal 2000 versus the first quarter fiscal 1999. The Company continues to emphasize local store marketing activities, new product introductions and value pricing strategies. These activities are being complimented by a regional newsprint campaign during the summer of 1999. Sales from the Branded Product Program increased by 50.0% to $864,000 for the first quarter fiscal 2000 as compared to sales of $576,000 in the first quarter fiscal 1999.

Franchise fees and royalties increased by $225,000 or 30.5% to $963,000 in the first quarter fiscal 2000 compared to $738,000 in the first quarter fiscal 1999. Franchise royalties increased by $148,000 to $786,000 in the first quarter fiscal 2000 as compared to $638,000 in the first quarter fiscal 1999. Royalties earned from the recently acquired Kenny Rogers Roasters restaurant system were approximately $144,000 in the first quarter fiscal 2000. Franchise restaurant sales of the Nathan's brand, were $15,538,000 in the first quarter fiscal 2000 as compared to $15,598,000 in the first quarter fiscal 1999. At June 27, 1999 there were 163 franchised or licensed restaurants within the Nathan's franchise system as compared to 158 at June 28, 1998. Franchise fee income was $177,000 in the first quarter fiscal 2000 as compared to $100,000 in the first quarter fiscal 1999.This increase was primarily attributable to the difference between expired franchise fees recognized between the two years. During the first quarter fiscal 2000, 5 new Nathan's franchised or licensed units opened.

License royalties were $406,000 in the first quarter fiscal 2000 as compared to $381,000 in the first quarter fiscal 1999.

Investment and other income was $97,000 in the first quarter fiscal 2000 versus $134,000 in the first quarter fiscal 1999. Approximately $50,000 of the decrease resulted from lower earnings from the reduced face value of marketable investment securities and the difference in performance of the financial markets between the two years.


Costs and Expenses

Cost of sales increased by $72,000 from $4,008,000 in the first quarter fiscal 1999 to $4,080,000 in the first quarter fiscal 2000. Higher costs were incurred due to the growth of the Branded Product Program and the increase in comparable store sales which were offset by the closure of two Company-owned restaurants. The cost of restaurant sales was 58.1% of restaurant sales in the first quarter fiscal 2000 as compared to 59.6% of restaurant sales in the first quarter fiscal 1999. The decrease, as a percentage of restaurant sales, is due primarily to, increases in the Company's average check over the prior year without proportionate percentage increases in direct costs resulting from the Company's promotional activities. The Company continues to seek to operate more efficiently as a means to minimize the margin pressures which have become an integral part of competing in the current value conscious marketplace.

Restaurant operating expenses increased by $78,000 from $1,451,000 in the first quarter fiscal 1999 to $1,529,000 in the first quarter fiscal 2000. This increase is primarily attributed to higher store marketing expenses of $64,000, higher occupancy costs of $41,000 at a restaurant that was renovated last year and a fiscal 1999 property tax recovery of $30,000. Restaurant operating costs for the two closed restaurants were $78,000 for the first quarter of fiscal 1999.

Depreciation and amortization increased by $5,000 or 2.0% from $254,000 in the first quarter fiscal 1999 to $259,000 in the first quarter fiscal 2000. Amortization of intangibles increased by $17,000 or 17.7% from $96,000 in the first quarter fiscal 1999 to $113,000 in the first quarter fiscal 2000. This increase is due to the amortization, based upon the preliminary purchase price allocation, of the Kenny Rogers Roasters intellectual property acquired on April 1, 1999.

General and administrative expenses increased by $35,000 or 2.8% to $1,283,000 in the first quarter fiscal 2000 as compared to $1,248,000 in the first quarter fiscal 1999. Approximately $98,000 of incremental expenses were incurred in the first quarter fiscal 2000 associated with Kenny Rogers Roasters. The Company plans to increase quarterly spending throughout the balance of the year in connection with research & development of the Kenny Rogers Brand, although no assurances can be given to this effect. General and administrative expenses, excluding Kenny Rogers Roasters, decreased by $63,000 or 5.1% primarily due to lower spending in connection with international development of approximately $25,000, reduced additional compensation of approximately $22,000 and lower corporate insurance of approximately $9,000.

Income Tax Provision

In the first quarter fiscal 2000, the income tax provision was $341,000 or 42.1% of earnings before income taxes as compared to $189,000 or 24.8% of earnings before income taxes in the first quarter fiscal 1999. The income tax provision in the first quarter fiscal 1999 included a reduction to the Company's deferred tax valuation allowance of $136,000. The first quarter fiscal 1999 provision before adjustment for the valuation allowance was $325,000 or 42.5%.

Management of the Company had determined that, more likely than not, a portion of its previously-reserved deferred tax assets would be realized and, accordingly, initially reduced the related valuation allowance in fiscal 1998. Throughout fiscal 1999, management continued to monitor the likelihood of the realizability of its deferred tax asset, and in the fourth quarter fiscal 1999, fully recognized, based upon the current facts and circumstances, adjustment to its deferred tax valuation allowance in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 27, 1999 aggregated $1,600,000, decreasing by $565,000 during the fiscal 2000 period. At June 27, 1999, marketable investment securities totalled $3,296,000 and net working capital decreased to $2,668,000 from $3,708,000 at March 28, 1999.

Cash provided by operations of $1,452,000 in the fiscal 2000 period is primarily attributable to net income of $469,000, non-cash charges of $390,000, including depreciation and amortization of $372,000, decreases in prepaid and other current assets of $144,000, a decrease in other assets of $135,000, increases in accounts payable and accrued expenses of $724,000, an increase in franchise and other receivables of $248,000 and a decrease in deferred franchise fees of $86,000.

Cash used in investing activities of $2,017,000 includes $1,849,000 for the acquisition of the intellectual property of the Kenny Rogers Roasters restaurant system and $168,000 primarily relating to capital improvements of the Company-owned restaurants and other fixed asset additions.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital for its planned operations and expansion program through fiscal 2000. The Company also maintains a $5,000,000 uncommitted bank line of credit. The Company has not borrowed any funds to date under this line of credit.

YEAR 2000

Nathan's performed an internal evaluation of its computer systems and determined that its existing computer systems would require a significant amount of effort and cost in order to make them Year 2000 compliant. Accordingly, in order to meet its growing business requirements and assure Year 2000 compliance, Nathan's decided to replace its existing accounting systems and modify its other technology systems, other than its point of sale system as discussed below. In July 1998, Nathan's entered into a contract to license Lawson Accounting software which has been certified to be Year 2000 compliant. Nathan's successfully completed the conversion of its financial systems in January 1999 and the remaining aspects of the complete Lawson implementation, were completed in June 1999. With the implementation of this new system, all of Nathan's major financial systems have been certified to be Year 2000 complaint; however, since Nathan's has not conducted its own testing, no assurance can be given in this regard. Nathan's has spent approximately $349,000 to date and estimates that the total cost associated with ensuring compliance of its internal systems to be approximately $375,000. Nathan's doesn't expect the final cost to vary materially; however, there can be no assurance to this effect.

         Nathan's has addressed the Year 2000 issue with its Point of Sale provider and has received assurance that their hardware is Year 2000 compliant and that the software corrections already installed will make the POS systems Year 2000 compliant; however, since Nathan's has not conducted its own testing, no assurance can be given in this regard. Nathan's has notified its franchisees, in the most recent monthly franchise mailing, that they should contact their Point of Sale provider to be sure that they have received and installed the correction software mentioned above.

         Nathan's has received assurance from its financial institutions that their systems are or will be Year 2000 compliant before the end of the year. Nathan's has begun to contact key suppliers and distributors about their state of readiness and is seeking their assurances with respect to their Year 2000 compliance and contingency plans. No assurances can be given that such suppliers and distributors will in fact be Year 2000 compliant. Nathan's believes that its primary Year 2000 risk relating to its operations is centered upon the ability of its suppliers and distributors to continue to receive Nathan's orders by telephone and have the product delivered by truck. Nathan's expects to conclude evaluating this Year 2000 risk by the end of September 1999 and thereafter will develop any necessary contingency plans to assure continued supply of products to its restaurants. Nathan's cannot predict the effect of the Year 2000 problem on the vendors and others with which Nathan's transacts business and there can be no assurance that the effect of the Year 2000 problem on the entities Nathan's does business with will not have a material adverse effect on Nathan's business, operating results and financial position.

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



                           PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  Assignment and Assumption of "Kenny Rogers Roaster" Franchise Agreements, Master Development Agreements, and Intellectual Property.

         (b) No reports on Form 8-K were filed during the quarter ended June 27, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NATHAN'S FAMOUS, INC.



Date: August 9, 1999       By:   /s/  Wayne Norbitz
                                ------------------------------------------------
                                   Wayne Norbitz
                                    President and Chief Operating Officer
                                     (Principal Executive Officer)


Date: August 9, 1999       By:   /s/  Ronald G. DeVos
                                ------------------------------------------------
                                   Ronald G. DeVos
                                   Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)