Form 10-Q
period 1999-09-26
NATHANS FAMOUS INC
filed 1999-11-08
CIK 69733

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Act of 1934 for the quarterly period ended SEPTEMBER 26, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of
    1934 for the transition period from               to                   .
                                        -------------    -----------------

                        Commission File Number 1-3189

                            NATHAN'S FAMOUS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             DELAWARE                                          11-3166443
 (State or other jurisdiction of                             (IRS employer
 incorporation or organization)                          identification number)

                1400 OLD COUNTRY ROAD, WESTBURY, NEW YORK 11590
            --------------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (516) 338-8500
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                     ---  ---
At September 26, 1999, an aggregate of 4,722,216 shares of the registrant's common stock, par value of $.01, were outstanding.

                            NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                            INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements (Unaudited)

      Consolidated Balance Sheets - September 26, 1999 and
      March 28, 1999                                                        3

      Consolidated Statements of Earnings - Thirteen Weeks
      Ended September 26, 1999 and September 27, 1998                       4

      Consolidated Statements of Earnings - Twenty-six Weeks
      Ended September 26, 1999 and September 27, 1998                       5

      Consolidated Statements of Stockholders' Equity -

      Twenty-six Weeks Ended September 26, 1999                             6

      Consolidated Statements of Cash Flows - Twenty-six Weeks
      Ended September 26, 1999 and September 27, 1998                       7

      Notes to Consolidated Financial Statements                            8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                           17

Item 6.        Exhibits and Reports on Form 8-K                            17



SIGNATURES                                                                 18

                                PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share amounts)

                                                                Sept.             March
                                                              26, 1999          28, 1999
                                                              --------          --------
                                                             (Unaudited)
Current assets:
      Cash and cash equivalents including restricted
        cash of $83 and $83, respectively                     $ 1,721             $  2,165
      Marketable investment securities                          3,237                3,267
      Franchise and other receivables, net                      2,145                1,578
      Inventory                                                   414                  374
      Prepaid expenses and other current assets                   250                  411
      Deferred income taxes                                       622                  622
                                                             --------             --------
               Total current assets                             8,389                8,417

Investment in unconsolidated affiliate                          4,647                4,441
Property and equipment, net                                     6,146                6,293
Intangible assets, net                                         12,521               10,882
Deferred income taxes                                             892                  892
Other assets, net                                                 191                  325
                                                             --------             --------
                                                             $ 32,786             $ 31,250
                                                             ========             ========
Current liabilities:
      Accounts payable                                       $    966             $  1,053
      Accrued expenses and other current liabilities            3,986                3,434
      Deferred franchise fees                                     203                  222
                                                             --------             --------
               Total current liabilities                        5,155                4,709

      Other liabilities                                           198                  193
                                                             --------             --------
               Total liabilities                                5,353                4,902
                                                             --------             --------

Stockholders' equity:
      Common stock, $.01 par value - 20,000,000 shares
        authorized, 4,722,216 issued and outstanding               47                   47
      Additional paid-in-capital                               32,423               32,423
      Accumulated deficit                                      (5,037)              (6,122)
                                                             --------             --------
               Total stockholders' equity                      27,433               26,348
                                                             --------             --------
                                                             $ 32,786             $ 31,250
                                                             =========            ========




          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         Thirteen weeks ended September 26, 1999 and September 27, 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                1999             1998
                                            -----------       ----------
Sales                                         $ 6,671           $ 6,789
Franchise fees and royalties                      967               936
License royalties                                 508               456
Equity in unconsolidated affiliate                 69               ---
Investment and other income  (loss)                 4               (15)
                                              -------           -------

               Total revenues                   8,219             8,166
                                              -------           -------

Costs and expenses:
      Cost of sales                             4,086             4,139
      Restaurant operating expenses             1,515             1,457
      Depreciation and amortization               260               268
      Amortization of intangible assets           112                96
      General and administrative                1,240             1,218
      Interest expense                            ---               ---
                                              -------           -------
               Total costs and expenses         7,213             7,178
                                              -------           -------

Earnings before income taxes                    1,006               988
Provision for income taxes                        390               237
                                              -------           -------

Net earnings                                  $   616           $   751
                                              =======           =======

PER SHARE INFORMATION
Net earnings per share
      Basic                                   $  0.13           $  0.16
                                              =======           =======
      Diluted                                 $  0.13           $  0.16
                                              =======           =======

Shares used in computing net income
      Basic                                     4,722             4,722
                                              =======           =======
      Diluted                                   4,722             4,754
                                              =======           =======



          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
        Twenty-six weeks ended September 26, 1999 and September 27, 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                              1999            1998
                                                          ------------     ----------
Sales                                                       $13,279         $13,357
Franchise fees and royalties                                  1,930           1,674
License royalties                                               914             837
Equity in unconsolidated affiliate                               59             ---
Investment and other income                                     111             119
                                                            -------         -------

               Total revenues                                16,293          15,987
                                                            -------         -------

Costs and expenses:
      Cost of sales                                           8,166           8,147
      Restaurant operating expenses                           3,044           2,908
      Depreciation and amortization                             519             522
      Amortization of intangible assets                         225             192
      General and administrative                              2,523           2,466
      Interest expense                                           --               1
                                                            -------         -------
               Total costs and expenses                      14,477          14,236
                                                            -------         -------

Earnings before income taxes                                  1,816           1,751
Provision for income taxes                                      731             426
                                                            -------         -------

Net earnings                                                $ 1,085         $ 1,325
                                                            =======         =======

PER SHARE INFORMATION
Net earnings per share
      Basic                                                 $  0.23         $  0.28
                                                            =======         =======
      Diluted                                               $  0.23         $  0.28
                                                            =======         =======

Shares used in computing net income
      Basic                                                   4,722           4,722
                                                            =======         =======
      Diluted                                                 4,722           4,756
                                                            =======         =======


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Twenty-six weeks ended September 26, 1999
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                         Total
                                                     Additional        Accum-            Stock-
                       Common          Common         Paid in-         ulated           holders'
                       Shares          Stock          Capital         Deficit            Equity
                     ---------       ---------      -----------     -----------        ---------
Balance, March
 28, 1999            4,722,216       $      47       $  32,423       $  (6,122)       $  26,348


Net earnings                                                             1,085            1,085
                     ---------       ---------       ---------       ---------        ---------

Balance, Sept
 26, 1999            4,722,216       $      47       $  32,423       $  (5,037)       $  27,433
                     =========       =========       =========       =========        =========






          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Twenty-six weeks ended September 26, 1999 and September 27, 1998
                                 (In thousands)
                                   (Unaudited)

                                                                          1999                1998
                                                                        --------            --------
Cash flows from operating activities:
      Net earnings                                                      $ 1,085             $ 1,325
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation and amortization                                     519                 522
          Amortization of intangible assets                                 225                 192
          Provision for doubtful accounts                                    38                  30
          Equity in unconsolidated affiliate                                (59)                ---
          Amortization of deferred compensation                             ---                  23
          Deferred income taxes                                             ---                 (88)
      Changes in assets and liabilities:
          Marketable investment securities                                   30                (747)
          Franchise and other receivables                                  (605)               (852)
          Inventory                                                         (40)                 28
          Prepaid and other current assets                                  161                  50
          Accounts payable and accrued expenses                             465                (609)
          Deferred franchise fees                                           (19)                190
          Other assets                                                      134                 ---
          Other non current liabilities                                       5                  38
                                                                        -------             -------
            Net cash provided by operating activities                     1,939                 102
                                                                        -------             -------
Cash flows from investing activities:
      Purchase of property and equipment                                   (387)               (913)
      Investment in wholly owned subsidiary                              (1,849)                ---
      Investment in unconsolidated affiliate                               (147)                ---
                                                                        -------             -------
            Net cash used in investing activities                        (2,383)               (913)
                                                                        -------             -------

Cash flows from financing activities:
      Principal repayment of obligations under capital leases               ---                  (5)
                                                                        -------             -------

        Net cash used in financing activities                               ---                  (5)
                                                                        -------             -------
Net decrease in cash and cash equivalents                                  (444)               (816)

Cash and cash equivalents, beginning of period                            2,165               1,306
                                                                        -------             -------
Cash and cash equivalents, end of period                                $ 1,721             $   490
                                                                        =======             =======

Cash paid during the period for:
      Interest                                                          $     0             $     1
                                                                        =======             =======
      Income taxes                                                      $   302             $   426
                                                                        =======             =======



          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (the "Company") for the thirteen and twenty-six week periods ended September 26, 1999 and September 27, 1998 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan's Annual Report on Form 10-K for the fiscal year ended March 28, 1999.

NOTE B - NF ROASTERS CORP. ACQUISITION

On February 19, 1999, the U. S. Bankruptcy Court for the Middle District of North Carolina, Durham Division, confirmed the Joint Plan of Reorganization of the Official Committee of Franchisees of Roasters Corp. and Roasters Franchise Corp., operators of Kenny Rogers Roasters Restaurants. Under the joint plan of reorganization, on April 1, 1999, Nathan's acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. for $1,250,000 in cash plus related expenses of approximately $599,000, which were paid out of Nathans' working capital. NF Roasters Corp., a wholly owned subsidiary, was created for the purpose of acquiring these assets. The acquired assets are recorded as intangibles in the accompanying balance sheet. Results of operations are included in these consolidated financial statements as of the date of acquisition. No company-owned restaurants were acquired in this transaction.

NOTE C - RECLASSIFICATIONS

Certain reclassifications of prior period items have been made to conform to the September 26, 1999 presentation.

NOTE D - EARNINGS PER SHARE

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and twenty-six week periods ended September 26, 1999 and September 27, 1998, respectively.


THIRTEEN WEEKS
--------------
                                                                                             Net Income
                                                 Net Income        Number of Shares          Per Share
                                                 ----------        ----------------          ---------
                                            1999        1998       1999         1998       1999      1998
                                            ----        ----       ----         ----       ----      ----
Basic EPS
---------
   Basic calculation                       $ 616       $ 751       4,722       4,722       $.13       $.16
   Effect of dilutive employee stock
      options and warrants                     -           -           -          32          -          -
                                           -----       -----       -----       -----       ----       ----

Diluted EPS
-----------
   Diluted calculation                     $ 616       $ 751       4,722       4,754       $.13       $.16
                                           =====       =====       =====       =====       ====       ====


TWENTY-SIX WEEKS
----------------
                                                                                                  Net Income
                                                 Net Income           Number of Shares            Per Share
                                                 ----------           ----------------            ---------
                                            1999        1998         1999          1998        1999        1998
                                            ----        ----         ----          ----        ----        ----
Basic EPS
---------
   Basic calculation                       $1,085       $1,325        4,722        4,722       $  .23     $  .28

   Effect of dilutive employee stock
      options and warrants                      -            -            -           34            -          -
                                           ------       ------       ------       ------       ------     ------


Diluted EPS
-----------
   Diluted calculation                     $1,085       $1,325        4,722        4,756       $  .23     $   28
                                           ======       ======       ======       ======       ======     ======


NOTE E - COMPREHENSIVE INCOME

In the first quarter of fiscal 1999, Nathan's adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is the total of net income and all nonowner changes in equity (or other comprehensive income) such as unrealized gains / losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. Nathan's operations did not give rise to items includible in comprehensive income which were not already included in net income for the thirteen and twenty-six week periods ended September 26, 1999 and September 27, 1998. Nathan's comprehensive income is the same as its net income for all periods presented.

NOTE F - SUBSEQUENT EVENT - MIAMI SUBS CORP. MERGER

At a special meeting of stockholders held on September 28, 1999, the stockholders of Nathan's approved the merger with Miami Subs Corporation whereby Nathan's acquired the remaining 70% of Miami Subs common stock not already owned by Nathan's. Additionally, Nathan's stockholders approved increasing the number of authorized shares of common stock to 30,000,000 from 20,000,000. Shareholders of Miami Subs approved the merger with Nathan's at a special meeting on September 30, 1999. The merger was consummated on September 30, 1999. Each former shareholder of Miami Subs, who has not exercised dissenters' rights, is entitled to receive one share of Nathan's common stock in exchange for each two shares of Miami Subs common stock then owned and one warrant to purchase one share of Nathan's common stock for a period of five years at an exercise price of $6.00 for each four shares of Nathan's common stock received. Nathan's issued approximately 2,318,543 shares of common stock and approximately 579,636 warrants in connection with the merger. The merger will be accounted for using the purchase method of accounting. Accordingly, the results of operations of Miami Subs will be included in Nathan's financial statements from the date of the merger.

NOTE G- CONTINGENCIES

On January 5, 1999, Miami Subs was served with a class action lawsuit entitled Robert J. Feeney, on behalf of himself and all others similarly situated vs. Miami Subs Corporation, et al., in Circuit Court, in Broward County, Florida, which was filed against Miami Subs, its directors and Nathans in a Florida state court by a shareholder of Miami Subs. Since that time, Nathans and its designees to the Miami Subs board have also been served. The suit alleges that the proposed merger between Miami Subs and Nathans, as contemplated by the companies' non-binding letter of intent, is unfair to Miami Subs' shareholders based on the price that Nathans is paying to the Miami Subs' shareholders for their shares and constitutes a breach by the defendants of their fiduciary duties to the shareholders of Miami Subs. The plaintiff seeks among other things:

        1.     class action status;

        2. preliminary and permanent injunctive relief against consummation of the proposed merger; and

        3.     unspecified damages to be awarded to the shareholders of Miami
               Subs.

        On March 19, 1999, the court granted the plaintiff leave to amend his complaint. The plaintiff then filed an amended complaint. Miami Subs moved to dismiss the complaint on April 13, 1999. Nathans and its designees on the Miami Subs' board moved to dismiss the complaint on April 29, 1999. The court denied the motions. Nathans intends to defend against this suit vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 26, 1999 COMPARED TO SEPTEMBER 27, 1998

Revenues

Total sales were $6,671,000 for the thirteen weeks ended September 26, 1999 ("second quarter fiscal 2000") as compared to $6,789,000 for the thirteen weeks ended September 27, 1998 ("second quarter fiscal 1999"). Company-owned restaurant sales decreased 3.2% or $193,000 to $5,912,000 from $6,105,000.
Restaurant sales declined primarily because two company-owned restaurants were closed during fiscal 1999 due to the expiration of the leases at these locations. These two stores generated sales and profits of $371,000 and $60,000, respectively, during the second quarter fiscal 1999. Nathan's continues to search for a suitable replacement site within the same geographic area as its previous site in Hicksville, NY. At September 26, 1999 there were 25 company-owned units as compared to 26 units at September 27, 1998. Nathan's continues to emphasize local store marketing activities, new product introductions and value pricing strategies. These activities were complimented by a regional newsprint campaign during the summer of calendar 1999. During September and October 1999 we began test marketing Arthur Treachers signature products in four company-owned restaurants. Sales from the Branded Product Program increased by 11.0% to $759,000 for the second quarter fiscal 2000 as compared to sales of $684,000 in the second quarter fiscal 1999.

Franchise fees and royalties were $967,000 in the second quarter fiscal 2000 compared to $936,000 in the second quarter fiscal 1999. Franchise royalties increased by $187,000 or 26.5% to $892,000 in the second quarter fiscal 2000 as compared to $705,000 in the second quarter fiscal 1999. Royalties earned from the recently acquired Kenny Rogers Roasters restaurant system were approximately $159,000 in the second quarter fiscal 2000. Franchise restaurant sales of the Nathan's brand, were $17,524,000 in the second quarter fiscal 2000 as compared to $16,995,000 in the second quarter fiscal 1999. At September 26, 1999 there were 256 franchised or licensed restaurants within our franchise system. Franchise fee income was $75,000 in the second quarter fiscal 2000 as compared to $231,000 in the second quarter fiscal 1999. This decrease was primarily attributable to the difference between the number of franchised units opened between the two periods and the impact of the international development agreement executed in the second quarter fiscal 1999. During the second quarter fiscal 2000, four new Nathan's franchised or licensed units opened, including the first unit in Egypt.

License royalties were $508,000 in the second quarter fiscal 2000 as compared to $456,000 in the second quarter fiscal 1999. The majority of this increase is attributable to sales of Kenny Rogers Roasters proprietary marinade.

Investment and other income was $4,000 in the second quarter fiscal 2000 versus a loss of $15,000 in the second quarter fiscal 1999. During the second quarter fiscal 2000 Nathan's earned approximately $55,000 less interest income than the second quarter fiscal 1999 due primarily to the reduced amount of marketable investment securities which was more than offset due to the difference in performance of the financial markets between the two periods.

Costs and Expenses

Cost of sales decreased by $53,000 from $4,139,000 in the second quarter fiscal 1999 to $4,086,000 in the second quarter fiscal 2000. During the second quarter fiscal 2000, restaurant cost of sales were lower due primarily to the closure of two company-owned restaurants which were partly offset by the costs of operating the Kings Plaza restaurant which was closed for renovation during the second quarter fiscal 1999. Higher costs were incurred in connection with the Branded Product Program of approximately $54,000. The cost of restaurant sales was 58.8% of restaurant sales in the second quarter fiscal 2000 as compared to 58.7% of restaurant sales in the second quarter fiscal 1999.

Restaurant operating expenses increased by $58,000 from $1,457,000 in the second quarter fiscal 1999 to $1,515,000 in the second quarter fiscal 2000. This increase is primarily attributed to higher restaurant operating costs of $91,000 at a restaurant that was renovated last year and higher store marketing expenses for all company-owned stores of $51,000, which were partly offset by reduced restaurant operating costs of $66,000 associated with two closed company-owned restaurants that operated during the second quarter of fiscal 1999.

Depreciation and amortization decreased by $8,000 from $268,000 in the second quarter fiscal 1999 to $260,000 in the second quarter fiscal 2000. Amortization of intangibles increased by $16,000 or 16.7% from $96,000 in the second quarter fiscal 1999 to $112,000 in the second quarter fiscal 2000. This increase is due to the amortization, based upon the preliminary purchase price allocation, of the Kenny Rogers Roasters intellectual property acquired on April 1, 1999.

General and administrative expenses increased by $22,000 or 1.8% to $1,240,000 in the second quarter fiscal 2000 as compared to $1,218,000 in the second quarter fiscal 1999. Approximately $115,000 of expenses were incurred in the second quarter fiscal 2000 associated with Kenny Rogers Roasters. Future spending may increase throughout the balance of the year in connection with development of the Kenny Rogers Brand, although no assurances can be given to this effect. General and administrative expenses, excluding Kenny Rogers Roasters, decreased by $93,000 or 7.6% primarily due to lower spending in connection with international development of approximately $17,000, reduced additional compensation of approximately $24,000, lower departmental costs of approximately $35,000 due principally by not replacing the executive vice president position and lower corporate insurance of approximately $15,000.

Income Tax Provision

In the second quarter fiscal 2000, the income tax provision was $390,000 or 38.8% of earnings before income taxes as compared to $237,000 or 24.0% of earnings before income taxes in the second quarter fiscal 1999. The income tax provision in the second quarter fiscal 1999 included a reduction to Nathan's deferred tax valuation allowance of $185,000. The second quarter fiscal 1999 provision before adjustment for the valuation allowance was $422,000 or 42.7%.

Management had determined that, more likely than not, a portion of its previously-reserved deferred tax assets would be realized and, accordingly, initially reduced the related valuation allowance in fiscal 1998. Throughout fiscal 1999, management continued to monitor the likelihood of the realizability of its deferred tax asset, and in the fourth quarter fiscal 1999, fully recognized, based upon the current facts and circumstances, adjustment to its deferred tax valuation allowance in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes".

TWENTY-SIX WEEKS ENDED SEPTEMBER 26, 1999 COMPARED TO SEPTEMBER 27, 1998

Revenues

Total sales were $13,279,000 for the twenty-six weeks ended September 26, 1999 ("the fiscal 2000 period") as compared to $13,357,000 for the twenty-six weeks ended September 27, 1998 ("the fiscal 1999 period"). Company-owned restaurant sales decreased 3.6% or $441,000 to $11,657,000 from $12,097,000. Restaurant sales declined primarily because two company-owned restaurants were closed during fiscal 1999 due to the expiration of the leases at these locations. These two stores generated sales and profits of $831,000 and $165,000, respectively, during the fiscal 1999 period. Nathan's continues to search for a suitable replacement site within the same geographic area as its previous site in Hicksville, NY. At September 26, 1999 there were 25 company-owned units as compared to 26 units at September 27, 1998.Nathan's continues to emphasize local store marketing activities, new product introductions and value pricing strategies. These activities were complimented by a regional newsprint campaign during the summer of 1999. During September and October 1999 we began test marketing Arthur Treachers signature products in four company-owned restaurants. Sales from the Branded Product Program increased by 28.7% to $1,622,000 during the fiscal 2000 period as compared to sales of $1,260,000 in the fiscal 1999 period.

Franchise fees and royalties were $1,930,000 in the fiscal 2000 period compared to $1,674,000 in the fiscal 1999 period. Franchise royalties increased by $335,000 or 24.9% to $1,678,000 in the fiscal 2000 period as compared to $1,343,000 in the fiscal 1999 period. Royalties earned from the recently acquired Kenny Rogers Roasters restaurant system were approximately $303,000 in the fiscal 2000 period. Franchise restaurant sales of the Nathan's brand were $33,062,000 in the fiscal 2000 period as compared to $32,593,000 in the fiscal 1999 period. At September 26, 1999 there were 256 franchised or licensed restaurants within the franchise system. Franchise fee income was $252,000 in the fiscal 2000 period as compared to $331,000 in the fiscal 1999 period. This decrease was primarily attributable to the difference between the number of franchised units opened between the two periods. During the fiscal 2000 period, seven new Nathan's franchised or licensed units opened, including the first unit in Egypt.

License royalties were $914,000 in the fiscal 2000 period as compared to $837,000 in the fiscal 1999 period. The increase is due primarily to sales of Kenny Rogers Roasters proprietary marinade and to increased sales by our licensee, SMG, Inc., for the sale of Nathan's frankfurters in supermarkets and club stores.

Investment and other income was $111,000 in the fiscal 2000 period versus $119,000 in the fiscal 1999 period. During the fiscal 2000 period Nathan's earned approximately $127,000 less interest income than the fiscal 1999 period due primarily to the reduced amount of marketable investment securities which offset the difference in performance of the financial markets between the two periods.

Costs and Expenses

Cost of sales increased by $19,000 from $8,147,000 in the fiscal 1999 period to $8,166,000 in the fiscal 2000 period. Higher costs of approximately $352,000 were incurred in connection with the Branded Product Program and lower restaurant cost of sales due primarily to the closure of two company-owned restaurants which were partly offset by the costs of operating the Kings Plaza restaurant which was being renovated during the second quarter fiscal 1999. The cost of restaurant sales was 58.5% of restaurant sales in the fiscal 2000 period as compared to 59.1% of restaurant sales in the fiscal 1999 period. The decrease, as a percentage of restaurant sales, is due partly to the increase in the amount of the average check over the prior period without proportionate percentage increases in food costs resulting from our promotional activities primarily during the first quarter of the fiscal 2000 period. Nathan's continues to seek to operate more efficiently as a means to minimize the margin pressures which have become an integral part of competing in the current value conscious marketplace.

Restaurant operating expenses increased by $136,000 from $2,908,000 in the fiscal 1999 period to $3,044,000 in the fiscal 2000 period. This increase is primarily attributed to higher restaurant operating costs of $134,000 at a restaurant that was renovated last year and higher store marketing expenses for all company-owned stores of $115,000, which were partly offset by reduced restaurant operating costs of $144,000 associated with two closed company-owned restaurants that operated during the fiscal 1999 period.

Depreciation and amortization decreased by $3,000 from $522,000 in the fiscal 1999 period to $519,000 in the fiscal 2000 period. Amortization of intangibles increased by $33,000 or 17.2% from $192,000 in the fiscal 1999 period to $225,000 in the fiscal 2000 period. This increase is due to the amortization, based upon the preliminary purchase price allocation, of the Kenny Rogers Roasters intellectual property acquired on April 1, 1999.

General and administrative expenses increased by $57,000 or 2.3% to $2,523,000 in the fiscal 2000 period as compared to $2,466,000 in the fiscal 1999 period. Approximately $213,000 of expenses were incurred in the fiscal 2000 period associated with Kenny Rogers Roasters. Future spending may increase throughout the balance of the year in connection with development of the Kenny Rogers Brand, although no assurances can be given to this effect. General and administrative expenses, excluding Kenny Rogers Roasters, decreased by $156,000 or 6.3% primarily due to lower spending in connection with international development of approximately $42,000, reduced additional compensation of approximately $46,000, lower departmental costs of approximately $42,000 due principally by not replacing the executive vice president position and lower corporate insurance of approximately $24,000.

Income Tax Provision

In the fiscal 2000 period, the income tax provision was $731,000 or 40.3% of earnings before income taxes as compared to $426,000 or 24.3% of earnings before income taxes in the fiscal 1999 period. The income tax provision in the fiscal 1999 period included a reduction to Nathan's deferred tax valuation allowance of $311,000. The fiscal 1999 period provision before adjustment for the valuation allowance was $737,000 or 42.1%.

Management had determined that, more likely than not, a portion of its previously-reserved deferred tax assets would be realized and, accordingly, initially reduced the related valuation allowance in fiscal 1998. Throughout fiscal 1999, management continued to monitor the likelihood of the realizability of its deferred tax asset, and in the fourth quarter fiscal 1999, fully recognized, based upon the current facts and circumstances, adjustment to its deferred tax valuation allowance in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 26, 1999 aggregated $1,721,000, decreasing by $444,000 during the fiscal 2000 period. At September 26, 1999, marketable investment securities totalled $3,237,000 and net working capital decreased to $3,234,000 from $3,708,000 at March 28, 1999.

Cash provided by operations of $1,939,000 in the fiscal 2000 period is primarily attributable to net income of $1,085,000, non-cash charges of $782,000, including depreciation and amortization of $744,000, decreases in prepaid and other current assets of $161,000, a decrease in other assets of $134,000, increases in accounts payable and accrued expenses of $465,000, partially offset by an increase in franchise and other receivables of $605,000 and an increase in inventories of $40,000.

Cash used in investing activities of $2,383,000 includes $1,849,000 for the acquisition of the intellectual property of the Kenny Rogers Roasters restaurant system, including expenses, $387,000 primarily relating to capital improvements of the company-owned restaurants and other fixed asset additions and $147,000 of costs in connection with the acquisition of Miami Subs Corporation.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance its operations through fiscal 2000. Nathan's maintains a $5,000,000 uncommitted bank line of credit and we have not borrowed any funds to date under this line of credit.

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

Nathan's has addressed the Year 2000 issue with its Point of Sale provider and has received assurance that their hardware is Year 2000 compliant and that the software corrections already installed will make the POS systems Year 2000 compliant; however, since Nathan's has not conducted its own testing, no assurance can be given in this regard. Nathan's notified its franchisees, in previous franchise mailings, that they should contact their Point of Sale provider to be sure that they have received and installed the correction software mentioned above.

Nathan's has received assurance from its financial institutions that their systems are or will be Year 2000 compliant before the end of the year. Nathan's has begun to contact key suppliers and distributors about their state of readiness and is seeking their assurances with respect to their Year 2000 compliance and contingency plans. No assurances can be given that such suppliers and distributors will in fact be Year 2000 compliant. Nathan's believes that its primary Year 2000 risk relating to its operations is centered upon the ability of its suppliers and distributors to continue to receive Nathan's orders by telephone and have the product delivered by truck. Nathan's expects to conclude evaluating this Year 2000 risk by the end of November 1999 and is currently developing any necessary contingency plans to assure continued supply of products to its restaurants. Nathan's cannot predict the effect of the Year 2000 problem on the vendors and others with which Nathan's transacts business and there can be no assurance that the effect of the Year 2000 problem on the entities Nathan's does business with will not have a material adverse effect on Nathan's business, operating results and financial position.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 5, 1999, Miami Subs was served with a class action lawsuit entitled Robert J. Feeney, on behalf of himself and all others similarly situated vs. Miami Subs Corporation, et al., in Circuit Court, in Broward County, Florida, which was filed against Miami Subs, its directors and Nathans in a Florida state court by a shareholder of Miami Subs. Since that time, Nathans and its designees to the Miami Subs board have also been served. The suit alleges that the proposed merger between Miami Subs and Nathans, as contemplated by the companies' non-binding letter of intent, is unfair to Miami Subs' shareholders based on the price that Nathans is paying to the Miami Subs' shareholders for their shares and constitutes a breach by the defendants of their fiduciary duties to the shareholders of Miami Subs. The plaintiff seeks among other things:

        1.     class action status;

        2. preliminary and permanent injunctive relief against consummation of the proposed merger; and

        3.     unspecified damages to be awarded to the shareholders of Miami
               Subs.

        On March 19, 1999, the court granted the plaintiff leave to amend his complaint. The plaintiff then filed an amended complaint. Miami Subs moved to dismiss the complaint on April 13, 1999. Nathans and its designees on the Miami Subs' board moved to dismiss the complaint on April 29, 1999. The court denied the motions. Nathans intends to defend against this suit vigorously.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits
                     None.

        (b) No reports on Form 8-K were filed during the quarter ended September 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NATHAN'S FAMOUS, INC.


Date: November 8, 1999       By: /s/ Wayne Norbitz
                                --------------------------------------
                                 Wayne Norbitz
                                 President and Chief Operating Officer
                                 (Principal Executive Officer)

Date: November 8, 1999       By: /s/ Ronald G. DeVos
                                -----------------------------------------------
                                 Ronald G. DeVos
                                 Vice President - Finance
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)