Form 10-Q/A
period 1999-09-26
NATHANS FAMOUS INC
filed 1999-12-01
CIK 69733

                                  FORM 10-Q/A

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits
                     (3) Certificate of Incorporation, as amended

        (b) No reports on Form 8-K were filed during the quarter ended September 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NATHAN'S FAMOUS, INC.


Date: December 1, 1999       By: /s/ Wayne Norbitz
                                --------------------------------------
                                 Wayne Norbitz
                                 President and Chief Operating Officer
                                 (Principal Executive Officer)

Date: December 1, 1999       By: /s/ Ronald G. DeVos
                                -----------------------------------------------
                                 Ronald G. DeVos
                                 Vice President - Finance
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)