Form 10-Q
period 1999-12-26
NATHANS FAMOUS INC
filed 2000-02-09
CIK 69733

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended DECEMBER 26, 1999.

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from  ___________________________ to
         __________________________.

                          Commission File Number 0-3189

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

At December 26, 1999, an aggregate of 7,040,509 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I.              FINANCIAL INFORMATION

Item 1.              Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheets - December 26, 1999 and
        March 28, 1999                                                                 3

        Consolidated Statements of Earnings - Thirteen Weeks
        Ended December 26, 1999 and December 27, 1998                                  4

        Consolidated Statements of Earnings - Thirty-nine Weeks
        Ended December 26, 1999 and December 27, 1998                                  5

        Consolidated Statements of Stockholders' Equity -
        Thirty-nine Weeks Ended December 26, 1999                                      6

        Consolidated Statements of Cash Flows - Thirty-nine Weeks
        Ended December 26, 1999 and December 27, 1998                                  7

        Notes to Consolidated Financial Statements                                     8

Item 2.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              11


PART II.             OTHER INFORMATION

Item 1               Legal Proceedings                                                18

Item 6.              Exhibits and Reports on Form 8-K                                 18



SIGNATURES                                                                            19

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                      December              March
                                                                      26, 1999             28, 1999
                                                                      --------             --------
                                                                     (Unaudited)
Current assets:
        Cash and cash equivalents including unexpended
          marketing fund  contributions of $880 and $0 and
          restricted cash of $83 and $83, respectively                $  2,650             $  2,165
        Marketable investment securities                                 2,911                3,267
        Notes, franchise and other receivables, net                      3,944                1,578
        Inventory                                                          663                  374
        Prepaid expenses and other current assets                          482                  411
        Deferred income taxes                                              627                  622
                                                                      --------             --------
                     Total current assets                               11,277                8,417

Notes receivable, net                                                    3,938                 --
Property and equipment, net                                             11,450                6,293
Assets held for sale                                                     1,761                 --
Intangible assets, net                                                  19,664               10,882
Investment in unconsolidated affiliate                                    --                  4,441
Deferred income taxes                                                      892                  892
Other assets, net                                                          610                  325
                                                                      --------             --------
                                                                      $ 49,698             $ 31,250
                                                                      ========             ========

Current liabilities:
        Current maturities of long term debt                          $    322             $   --
        Accounts payable                                                 1,713                1,053
        Accrued expenses and other current liabilities                   6,924                3,434
        Deferred franchise fees                                            198                  222
                                                                      --------             --------
                     Total current liabilities                           9,157                4,709

        Long term debt, less current maturities                          3,182                 --
        Deferred franchise fees and other deferred revenue                 791                 --
        Accrued expenses and other liabilities                           1,093                  193
                                                                      --------             --------
                     Total liabilities                                  14,223                4,902
                                                                      --------             --------

Stockholders' equity:
        Common stock, $.01 par value - 30,000,000 shares
          authorized, 7,040,509 and 4,722,216 issued and
          outstanding , respectively                                        70                   47
        Additional paid-in-capital                                      40,669               32,423
        Accumulated deficit                                             (5,264)              (6,122)
                                                                      --------             --------
                     Total stockholders' equity                         35,475               26,348
                                                                      --------             --------
                                                                      $ 49,698             $ 31,250
                                                                      ========             ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   Thirteen weeks ended December 26, 1999 and
                              December 27, 1998
                    (In thousands, except per share amounts)
                                (Unaudited)

                                                                      1999                1998
                                                                    --------             --------
Sales                                                               $  9,310             $  5,833
Franchise fees and royalties                                           2,076                  859
License royalties                                                        426                  286
Equity in loss of Miami Subs prior to acquisition                       (222)                --
Investment and other income                                              458                  237
                                                                    --------             --------

                     Total revenues                                   12,048                7,215
                                                                    --------             --------

Costs and expenses:
        Cost of sales                                                  6,158                3,652
        Restaurant operating expenses                                  2,506                1,523
        Depreciation and amortization                                    507                  264
        Amortization of intangible assets                                260                   96
        General and administrative                                     2,264                1,132
        Interest expense                                                 112                 --
        Impairment charge on notes receivable (NOTE - F)                 566                 --
                                                                    --------             --------
                     Total costs and expenses                         12,373                6,667
                                                                    --------             --------

(Loss) / earnings before income taxes                                   (325)                 548
(Benefit) / provision for income taxes                                   (98)                 136
                                                                    --------             --------

Net (loss) / earnings                                               $   (227)            $    412
                                                                    ========             ========

PER SHARE INFORMATION
Net (loss) / earnings per share
        Basic                                                       $  (0.03)            $   0.09
                                                                    ========             ========
        Diluted                                                     $  (0.03)            $   0.09
                                                                    ========             ========

Shares used in computing net income
        Basic                                                          7,041                4,722
                                                                    ========             ========
        Diluted                                                        7,041                4,750
                                                                    ========             ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  Thirty-nine weeks ended December 26, 1999 and
                             December 27, 1998
                    (In thousands, except per share amounts)
                               (Unaudited)

                                                                      1999                 1998
                                                                    --------             --------
Sales                                                               $ 22,589             $ 19,190
Franchise fees and royalties                                           4,006                2,533
License royalties                                                      1,340                1,123
Equity in loss of Miami Subs prior to acquisition                       (163)                --
Investment and other income                                              569                  356
                                                                    --------             --------

                     Total revenues                                   28,341               23,202
                                                                    --------             --------

Costs and expenses:
        Cost of sales                                                 14,324               11,799
        Restaurant operating expenses                                  5,550                4,431
        Depreciation and amortization                                  1,026                  786
        Amortization of intangible assets                                485                  288
        General and administrative                                     4,787                3,598
        Interest expense                                                 112                    1
        Impairment charge on notes receivable (NOTE - F)                 566                 --
                                                                    --------             --------
                     Total costs and expenses                         26,850               20,903
                                                                    --------             --------

Earnings before income taxes                                           1,491                2,299
Provision for income taxes                                               633                  562
                                                                    --------             --------

Net earnings                                                        $    858             $  1,737
                                                                    ========             ========

PER SHARE INFORMATION
Net earnings per share
        Basic                                                       $   0.16             $   0.37
                                                                    ========             ========
        Diluted                                                     $   0.16             $   0.37
                                                                    ========             ========

Shares used in computing net income
        Basic                                                          5,495                4,722
                                                                    ========             ========
        Diluted                                                        5,495                4,754
                                                                    ========             ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Thirty-nine weeks ended December 26, 1999
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                                                       Total
                                                                              Additional           Accum-              Stock-
                                           Common             Common           Paid in-            ulated              holders'
                                           Shares             Stock             Capital            Deficit             Equity
                                         ---------          ---------          ---------          ---------           ---------
Balance, March 28, 1999                  4,722,216          $      47          $  32,423          $  (6,122)          $  26,348

Common stock issued
  in connection with Miami Subs
  acquisition                            2,318,293                 23              7,367              7,390

Warrants issued in connection
  with Miami Subs acquisition                                                        330                                    330

Options assumed in connection
  with Miami Subs acquisition                                                        549                                    549

Net earnings                                                                                            858                 858
                                         ---------          ---------          ---------          ---------           ---------

 Balance, Dec. 26, 1999                  7,040,509          $      70          $  40,669          $  (5,264)          $  35,475
                                         =========          =========          =========          =========           =========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-nine weeks ended December 26, 1999 and December 27, 1998
                                 (In thousands)
                                   (Unaudited)

                                                                                   1999               1998
                                                                                  -------           -------
Cash flows from operating activities:
        Net earnings                                                              $   858           $ 1,737
        Adjustments to reconcile net earnings to
          net cash provided by operating activities:
               Depreciation and amortization                                        1,026               786
               Amortization of intangible assets                                      485               288
               Impairment charge on notes receivable                                  566              --
               Provision for doubtful accounts                                        290                45
               Equity in unconsolidated affiliate                                     163              --
               Amortization of deferred compensation                                 --                  34
               Deferred income taxes                                                   (5)             (132)
               Other                                                                   (5)             --
        Changes in operating assets and liabilities, net of effects from acquisition of business:
               Marketable investment securities                                       357             4,413
               Franchise and other receivables                                       (843)             (618)
               Inventory                                                             (117)              (46)
               Prepaid and other current assets                                       (25)               59
               Accounts payable and accrued expenses                                 (952)             (341)
               Deferred franchise and area development fees                           (99)               70
               Other assets                                                           120                 4
               Other non current liabilities                                            8                46
                                                                                  -------           -------
                 Net cash provided by operating activities                          1,827             6,345
                                                                                  -------           -------

Cash flows from investing activities:
        Cash acquired in connection with merger net of transaction costs            3,429              --
        Purchase of property and equipment                                         (1,280)           (1,347)
        Purchase of intellectual property                                          (1,849)             --
        Investment in Miami Subs                                                     --              (4,286)
        Proceeds from sale of restaurants                                             110              --
        Payments received on notes receivable                                          84              --
                                                                                  -------           -------
                 Net cash provided by (used in) investing activities                  494            (5,633)
                                                                                  -------           -------

Cash flows from financing activities:
        Principal repayment of notes payable                                       (1,836)             --
        Principal repayment of obligations under capital leases                      --                  (7)
                                                                                  -------           -------
          Net cash used in financing activities                                    (1,836)               (7)
                                                                                  -------           -------

Net increase in cash and cash equivalents                                             485               705
Cash and cash equivalents, beginning of period                                      2,165             1,306
                                                                                  -------           -------
Cash and cash equivalents, end of period                                          $ 2,650           $ 2,011
                                                                                  =======           =======

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES:
        Common stock, warrants and options issued in connection with
          the acquisition of Miami Subs Corporation                               $ 8,269           $     0
                                                                                  =======           =======
        Loans to franchisee in connection with sale of restaurants                $ 1,100           $     0
                                                                                  =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for income taxes                              $   459           $   470
                                                                                  =======           =======
        Cash paid during the period for interest                                  $   128           $     1
                                                                                  =======           =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 26, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's") for the thirteen and thirty-nine week periods ended December 26, 1999 and December 27, 1998 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

NOTE B - NF ROASTERS CORP. ACQUISITION

On February 19, 1999, the U. S. Bankruptcy Court for the Middle District of North Carolina, Durham Division, confirmed the Joint Plan of Reorganization of the Official Committee of Franchisees of Roasters Corp. and Roasters Franchise Corp., operators of Kenny Rogers Roasters Restaurants. Under the joint plan of reorganization, on April 1, 1999, Nathan's acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. for $1,250,000 in cash plus related expenses of approximately $599,000. NF Roasters Corp., a wholly owned subsidiary, was created for the purpose of acquiring these assets. The acquired assets are recorded as intangibles in the accompanying balance sheet and are being amortized on a straight-line basis over 10 - 20 years. These estimates of fair value are preliminary and subject to adjustment for a period of up to one year from the date of acquisition. Results of operations are included in these consolidated financial statements as of April 1, 1999. No company-owned restaurants were acquired in this transaction. On November 17, 1999, NF Roasters Corp. acquired two restaurants from a franchisee for approximately $400,000. The projected cost of the planned renovations are estimated to be approximately $600,000.

NOTE C -MIAMI SUBS CORP. MERGER

At a special meeting of stockholders held on September 28, 1999, the stockholders of Nathan's approved the merger with Miami Subs Corporation whereby Nathan's acquired the remaining 70% of Miami Subs common stock not already owned by Nathan's. Additionally, Nathan's stockholders approved increasing the number of authorized shares of common stock to 30,000,000 from 20,000,000. Shareholders of Miami Subs approved the merger with Nathan's at a special meeting on September 30, 1999. The merger was consummated on September 30, 1999. Each former shareholder of Miami Subs, who has not exercised dissenters' rights, is entitled to receive one share of Nathan's common stock in exchange for each two shares of Miami Subs common stock then owned and one warrant to purchase one share of Nathan's common stock for a period of five years at an exercise price of $6.00 for each four shares of Nathan's common stock received. Nathan's issued approximately 2,318,293 shares of common stock then having a market price of $3.1875 per share, approximately 579,573 warrants then valued at $0.57 per warrant and assumed existing employee options and warrants to purchase 542,967 shares of common stock then valued at $549,000 in connection with the merger. The total cost of the acquisition, including the November 1998 initial purchase of approximately 30% of the outstanding common stock, was approximately $13,352,000, including transaction fees. In addition, Nathan's assumed $5,340,000 of existing Miami Subs debt. Since October 1, 1999 the results of operations of Miami Subs have been included in Nathan's consolidated financial statements. Prior to such date, Nathan's accounted for its 30% interest in Miami Subs under the equity method of accounting. The merger will be accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated based upon estimated fair values at the date of acquisition, pending final appraisals and determination of certain acquired balances and is subject to adjustment for a period of up to one year from the date of acquisition (Note D). The preliminary excess over purchase price of $1,362,000 will be amortized over a period of 20 years.

NOTE D - ACQUISITION RESERVE

In connection with the acquisition of Miami Subs, Nathan's is finalizing plans to permanently close up to 20 underperforming company-owned restaurants. Nathan's expects to sell such related assets at amounts below the historical carrying amounts recorded by Miami Subs. In accordance with APB 16 "Business Combinations" the write down of these assets are reflected as part of the preliminary purchase price allocations and are included in assets held for sale in the accompanying balance sheet. Nathan's also expects to accrue, as part of the acquisition, the estimated future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating such leases when it can be reasonably estimated. Accordingly, excess purchase price associated with this acquisition will increase based upon the reserve for the closing of acquired company-owned restaurants. At September 30, 1999, minimum annual lease payments for the affected stores was $1,750,000, with remaining lease terms ranging from 2 years up to approximately 18 years.

NOTE E - UNAUDITED PRO FORMA INFORMATION

Summarized below are the unaudited pro forma results of operations for the thirty-nine weeks ended December 26, 1999 and December 27, 1998 of Nathan's as though the Miami Subs acquisition had occurred at the beginning of the periods presented. Adjustments have been made for amortization of goodwill based upon a preliminary allocation of the purchase price, salary expense based on employment agreements, reversal of Miami Subs merger costs, elimination of Nathan's 30% equity earnings in Miami Subs and reduction of interest income on marketable securities used to purchase the initial 30% of Miami Subs common stock.

                                             Thirty-nine weeks ended
                                           December 26      December 27
                                              1999              1998
                                             -------          -------
Total revenues                               $40,687          $41,104
                                             =======          =======

Income before extraordinary items            $ 1,468          $ 3,050
                                             =======          =======

Net income                                   $   705          $ 2,287
                                             =======          =======

Net earnings per share
           Basic                             $  0.10          $  0.32
                                             =======          =======
           Diluted                           $  0.10          $  0.32
                                             =======          =======

Shares used in computing net income
           Basic                               7,041            7,041
                                             =======          =======
           Diluted                             7,041            7,136
                                             =======          =======

The unaudited pro forma information for the thirty-nine weeks ended December 26, 1999 and December 27, 1998 combines Nathan's results of operations for the thirty-nine weeks ended December 26, 1999 and December 27, 1998 with Miami Subs' results of operations for the nine months ended December 31, 1999 and December 31, 1998, respectively.

These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of actual results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or of the results, which may occur in the future.

NOTE F - IMPAIRMENT CHARGE ON NOTES RECEIVABLE

In accordance with Statement of Financial Accounting Standards ("SFAS") No.114 "Accounting by creditors for impairment of a loan" Nathan's applied the provisions thereof to value Miami Subs notes receivable. Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors that should be considered include 1) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions; 2) loans secured by collateral that are not readily marketable 3) or that are susceptible to deterioration in realizable value. In certain cases where Nathan's has determined that a loan has been impaired it does not expect to extend or renew the underlying leases. Nathan's analysis has determined that there are four notes that have incurred such an impairment. Following is a summary of the impaired notes receivable:

           Total recorded investment in impaired notes receivable               $    1,119
           Allowance for impaired notes receivable                                     566
                                                                                -----------
           Recorded investment in impaired notes receivable, net                $      553
                                                                                ===========

NOTE G - COMPREHENSIVE INCOME

In the first quarter of fiscal 1999, Nathan's adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is the total of net income and all nonowner changes in equity (or other comprehensive income) such as unrealized gains / losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. Nathan's operations did not give rise to items includible in comprehensive income which were not already included in net income for the thirteen and thirty-nine week periods ended December 26, 1999 and December 27, 1998. Nathan's comprehensive income is the same as its net income for all periods presented.

NOTE H - EARNINGS PER SHARE

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and thirty-nine week periods ended December 26, 1999 and December 27, 1998, respectively.

THIRTEEN WEEKS                                                                                               Net (Loss) / Income
                                                      Net (Loss) / Income         Number of Shares                 Per Share
                                                      -------------------        ------------------       --------------------------
                                                      1999          1998         1999         1998           1999             1998
                                                      -----         -----        -----        -----        --------         --------
Basic EPS
   Basic calculation                                  $(227)        $ 412        7,041        4,722        $   (.03)        $    .09
   Effect of dilutive employee stock
      options and warrants                             --            --           --             28            --               --
                                                      -----         -----        -----        -----        --------         --------
Diluted EPS
   Diluted calculation                                $(227)        $ 412        7,041        4,750        $   (.03)        $    .09
                                                      =====         =====        =====        =====        ========         ========

THIRTY-NINE WEEKS                                                                                                     Net Income
                                                          Net Income                  Number of Shares                Per Share
                                                     ---------------------         ---------------------         -------------------
                                                      1999           1998           1999           1998           1999         1998
                                                     ------         ------         ------         ------         ------       ------
Basic EPS
   Basic calculation                                 $  858         $1,737          5,495          4,722         $  .16       $  .37
   Effect of dilutive employee stock
      options and warrants                             --             --             --               32           --           --
                                                     ------         ------         ------         ------         ------       ------

Diluted EPS
   Diluted calculation                               $  858         $1,737          5,495          4,754         $  .16       $   37
                                                     ======         ======         ======         ======         ======       ======

NOTE I - CONTINGENCIES

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

           On March 19, 1999, the court granted the plaintiff leave to amend his complaint. The plaintiff then filed an amended complaint. Miami Subs moved to dismiss the complaint on April 13, 1999. Nathans and its designees on the Miami Subs' board moved to dismiss the complaint on April 29, 1999. The court denied the motions. On February 4, 2000, the court held an evidentiary hearing. As a result of the hearing, the court struck the class action allegations from the plaintiff's complaint. Accordingly, the case will proceed as an individual, not as a class action. Nathans intends to defend against this suit vigorously.

NOTE - J - MIAMI SUBS TAX AUDIT

At December 26, 1999, Miami Subs' tax returns reflect net operating loss carry-forwards of approximately $5.5 million which are available to reduce future taxable income through 2012 (subject to limitations imposed under the Internal Revenue Code regarding changes in ownership which limits utilization of $2.8 million of the carry-forwards on an annual basis to approximately $340,000). Miami Subs also has general business credit carry-forwards of approximately $274,000 which can be used to offset tax liabilities through 2010. Miami Subs' federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service. The reports of the examining agent issued in connection with these examinations indicate that additional taxes and penalties totaling approximately $2.4 million are due for such years. The Company is appealing substantially all of the proposed adjustments. Due to net operating losses anticipated to be lost in connection with the examination, Nathan's has accrued $345,000 for this matter in the accompanying consolidated balance sheet.

NOTE - K - SALE OF RESTAURANTS

Miami Subs sold 5 company-owned restaurants in Dallas, Texas for $150,000 in cash and $1,100,000 of notes. Miami subs has received cash of $110.000 through December 26, 1999 and received the remaining $40,000 in January 2000. Miami Subs has received cash of $110,000 through December 26, 1999 and received the remaining $40,000 in January 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

During the current fiscal year, Nathan's completed the acquisition of two highly recognized brands. On April 1, 1999, Nathan's became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, Nathan's acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation not already owned by Nathan's. Revenues of the combined company are generated primarily from operating company-owned restaurants, restaurant franchising under the Nathan's, Kenny Rogers and Miami Subs brands, licensing agreements for the sale of Nathan's products within supermarkets and sales under Nathan's Branded Product Program. The branded product program enables foodservice operators to offer Nathans' hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods

At December 26, 1999, Nathan's combined systems consisted of 36 company-owned units, 424 franchised or licensed units in addition to over 950 Branded Product points of distribution that feature Nathan's world famous all-beef hot dogs, located in forty-three states, the District of Columbia and seventeen foreign countries. At December 26, 1999 Nathan's Famous, Inc.'s company-owned restaurant system included 23 Nathan's units and 13 Miami Subs units as compared to 26 Nathan's units at December 27, 1998

In connection with the acquisition of Miami Subs, Nathan's is finalizing plans to permanently close up to 20 underperforming company-owned restaurants including one restaurant that is currently operated by the company.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 26, 1999 COMPARED TO DECEMBER 27, 1998

Revenues

Total sales were $9,310,000 for the thirteen weeks ended December 26, 1999 ("third quarter fiscal 2000") as compared to $5,833,000 for the thirteen weeks ended December 27, 1998 ("third quarter fiscal 1999"). Of the total increase, sales increased by $4,033,000 as a result of the acquisitions made this year. Company-owned restaurant sales of the Nathan's brand decreased 11.0% or $583,000 to $4,726,000 from $5,309,000. This restaurant sales decline is primarily due to the impact of franchising two company-owned restaurants during the current fiscal year and the closure of one company-owned unit in February 1999 due to the expiration of its lease. These three stores generated sales and profits of $312,000 and $24,000, respectively, during the third quarter fiscal 1999. Comparable restaurant sales of the Nathan's brand also declined by 3.4% versus the third quarter fiscal 1999, due principally to weakness experienced during the holiday season. Nathan's continues to emphasize local store marketing activities, new product introductions and value pricing strategies. Pursuant to Miami Subs' exclusive co-branding agreement with Arthur Treachers, Nathan's began test marketing Arthur Treachers signature products in four company-owned restaurants during September and October 1999. Based upon the success of these tests, Nathan's plans to extend these co-branding efforts within company-owned units and expects to make Arthur Treachers products available to franchisees. Sales from the Branded Product Program increased by 5.2% to $551,000 for the third quarter fiscal 2000 as compared to sales of $524,000 in the third quarter fiscal 1999.

Franchise fees and royalties were $2,076,000 in the third quarter fiscal 2000 compared to $859,000 in the third quarter fiscal 1999. Increases in franchise income resulting from the acquisitions made this year were $1,215,000. Nathan's franchise royalties increased by $39,000 or 5.2% to $747,000 in the third quarter fiscal 2000 as compared to $708,000 in the third quarter fiscal 1999. Franchise restaurant sales of the Nathan's brand increased by 3.6% to $17,118,000 in the third quarter fiscal 2000 as compared to $16,518,000 in the third quarter fiscal 1999. At December 26, 1999 there were 424 franchised or licensed restaurants within the franchise system. Franchise fee income derived from Nathan's openings was $114,000 in the third quarter fiscal 2000 as compared to $152,000 in the third quarter fiscal 1999. This decrease was primarily attributable to the difference between the number and types of franchised units open between the two periods. At December 26, 1999, franchisees operating 26 Miami Subs restaurants had been granted a temporary waiver from paying royalties or were delinquent and not paying royalties to Miami Subs. Such fees are not accrued until they are considered collectible. During the third quarter fiscal 2000, five new Nathan's franchised or licensed units opened.

License royalties were $426,000 in the third quarter fiscal 2000 as compared to $286,000 in the third quarter fiscal 1999. The majority of this increase is attributable to sales by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

Equity in loss of Miami Subs represents Nathans' proportionate share of Miami Subs' net loss for the period September 1, 1999 through September 30, 1999 which has been reported on a one month lag since the acquisition of the 30% equity interest. Included in Miami Subs' net loss for the period were merger costs of $196,000.

Investment and other income was $458,000 in the third quarter fiscal 2000 versus $237,000 in the third quarter fiscal 1999. Increases in other income as a result of the acquisitions made this year were $239,000. During the third quarter fiscal 2000 Nathan's earned approximately $34,000 less interest income than the third quarter fiscal 1999 due primarily to the reduced amount of marketable investment securities which was partially offset due to the difference in performance of the financial markets between the two periods.


Costs and Expenses

Cost of sales increased by $2,506,000 from $3,652,000 in the third quarter fiscal 1999 to $6,158,000 in the third quarter fiscal 2000. Of the total increase, cost of sales increased by $2,855,000 as a result of the acquisitions made this year. During the third quarter fiscal 2000, restaurant cost of sales associated with the Nathan's brand were lower due primarily from operating three fewer company-owned restaurants and lower costs of operating the Kings Plaza restaurant which was renovated during the second quarter fiscal 1999. The Nathan's brand cost of restaurant sales was 60.8% as a percentage of restaurant sales in the third quarter fiscal 2000 as compared to 61.9% as a percentage of restaurant sales in the third quarter fiscal 1999. Higher costs were incurred in connection with the Branded Product Program of approximately $67,000.

Restaurant operating expenses increased by $983,000 from $1,523,000 in the third quarter fiscal 1999 to $2,506,000 in the third quarter fiscal 2000. Of the total increase, restaurant operating expenses increased by $1,127,000 as a result of the acquisitions made this year. Restaurant operating expenses associated with the Nathan's brand were $1,379,000 during the third quarter fiscal 2000 versus $1,523,000 during the third quarter fiscal 1999. This decrease in restaurant operating costs was due primarily to operating fewer company-owned restaurants of $100,000 and lower marketing and contract services expenses of $14,000 and $16,000, respectively

Depreciation and amortization increased by $243,000 from $264,000 in the third quarter fiscal 1999 to $507,000 in the third quarter fiscal 2000. Depreciation expense increased by $258,000 as a result of the acquisitions made this year.

Amortization of intangibles increased by $164,000 from $96,000 in the third quarter fiscal 1999 to $260,000 in the third quarter fiscal 2000. This increase is due to the amortization, based upon the preliminary purchase price allocations, of the purchase price of the Kenny Rogers Roasters intellectual property acquired on April 1, 1999 and the Miami Subs acquisition on September 30, 1999.

General and administrative expenses increased by $1,132,000 to $2264,000 in the third quarter fiscal 2000 as compared to $1,132,000 in the third quarter fiscal 1999. Of the total increase, general and administrative expenses increased by $1,085,000 as a result of the acquisitions made this year. General and administrative expenses, excluding the impact of Miami Subs and Kenny Rogers Roasters, increased by $47,000 or 4.2% primarily due to higher spending in connection with international development of approximately $35,000, corporate development of $28,000 and corporate insurance and occupancy costs of $23,000 which were partially offset by lower incentive compensation expense of approximately $40,000.

Interest expense relates to the Miami Subs indebtedness as of the date of the acquisition. Since the acquisition, Nathan's has repaid notes totaling approximately $1,846,000 and anticipates lower interest expense in the future.

Impairment charges on notes receivable of $566,000, reflects an allowance pursuant to SFAS No.114 - "Accounting by creditors for impairment of a loan", on four of the Miami Subs notes receivable.

Income Tax Benefit

In the third quarter fiscal 2000, the income tax benefit was $98,000 or 30.2% of loss before income taxes as compared to a provision of $136,000 or 24.8% of earnings before income taxes in the third quarter fiscal 1999. The income tax provision in the third quarter fiscal 1999 included a reduction to Nathan's deferred tax valuation allowance of $115,000. The third quarter fiscal 1999 provision before adjustment for the valuation allowance was $251,000 or 45.8%.

Management had determined that, more likely than not, a portion of its previously reserved deferred tax assets would be realized and, accordingly, initially reduced the related valuation allowance in fiscal 1998. Throughout fiscal 1999, management continued to monitor the likelihood of the realizability of its deferred tax asset, and in the fourth quarter fiscal 1999, fully recognized, based upon the current facts and circumstances, an adjustment to its deferred tax valuation allowance in accordance with SFAS No. 109 "Accounting for Income Taxes".



THIRTY-NINE WEEKS ENDED DECEMBER 26, 1999 COMPARED TO DECEMBER 27, 1998

Revenues

Total sales were $22,589,000 for the thirty-nine weeks ended December 26, 1999 ("the fiscal 2000 period") as compared to $19,190,000 for the thirty-nine weeks ended December 27, 1998 ("the fiscal 1999 period").Of the total increase, sales increased by $4,087,000 as a result of the acquisitions made this year. Company-owned restaurant sales of the Nathan's brand decreased 5.9% or $1,023,000 to $16,383,000 from $17,406,000. Restaurant sales declined primarily due to the impact of franchising two company-owned restaurants during the current fiscal year and the closure of two company-owned units during the prior fiscal year due to the lease expirations. The sales decline during the fiscal 2000 period resulting from these four stores is $1,226,000. Nathan's continues to search for a suitable replacement site within the same geographic area as its previous site in Hicksville, NY. Comparable restaurant sales of the Nathan's brand increased slightly by 0.1% versus the fiscal 1999 period despite experiencing weakness during the holiday season. Nathan's continues to emphasize local store marketing activities, new product introductions and value pricing strategies These activities were complimented by a regional newsprint campaign during the summer of 1999. Pursuant to Miami Subs' exclusive co-branding agreement with Arthur Treachers, Nathan's began test marketing Arthur Treachers signature products in four company-owned restaurants during September and October 1999. Based upon the success of these tests, Nathan's plans to extend these co-branding efforts within company-owned units and expect to make Arthur Treachers products available to franchisees. Sales from the Nathan's Branded Product Program increased by 18.8% to $2,119,000 during the fiscal 2000 period as compared to sales of $1,784,000 in the fiscal 1999 period.

Franchise fees and royalties were $4,006,000 in the fiscal 2000 period compared to $2,533,000 in the fiscal 1999 period. Increases in franchise income resulting from the acquisitions made this year were $1,517,000. Nathan's franchise royalties increased by $72,000 or 3.5% to $2,123,000 in the fiscal 2000 period as compared to $2,051,000 in the fiscal 1999 period. Franchise restaurant sales of the Nathan's brand increased by 2.2% to $50,180,000 in the fiscal 2000 period as compared to $49,111,000 in the fiscal 1999 period. At December 26, 1999 there were 424 franchised or licensed restaurants within the franchise system. Franchise fee income derived from Nathan's openings was $366,000 in the fiscal 2000 period as compared to $482,000 in the fiscal 1999 period. This decrease was primarily attributable to the difference between the number and types of franchised units opened between the two periods. During the fiscal 2000 period, fourteen new Nathan's franchised or licensed units opened, including two units in Egypt.

License royalties were $1,340,000 in the fiscal 2000 period as compared to $1,123,000 in the fiscal 1999 period. The majority of this increase is attributable to sales by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

Equity in loss of Miami Subs represents Nathans' proportionate share of Miami Subs' net loss for the period March 1, 1999 through September 30, 1999. Included in Miami Subs' net loss for the period were merger costs of $325,000.

Investment and other income was $569,000 in the fiscal 2000 period versus $356,000 in the fiscal 1999 period. Increased other income attributable to the acquisitions made this year were $240,000. During the fiscal 2000 period Nathan's earned approximately $137,000 less interest income than the fiscal 1999 period due primarily to the reduced amount of marketable investment securities which was partly offset due to the difference in performance of the financial markets between the two periods.


Costs and Expenses

Cost of sales increased by $2,525,000 from $11,799,000 in the fiscal 1999 period to $14,324,000 in the fiscal 2000 period. Of the total increase, cost of sales increased by $2,890,000 as a result of the acquisitions made this year. Higher costs of approximately $384,000 were incurred in connection with the Branded Product Program. Restaurant cost of sales associated with the Nathan's brand were lower due primarily to the closure of two company-owned restaurants during the fiscal 1999 period and franchising of two company-owned units during the fiscal 2000 period which were partly offset by the costs of operating the Kings Plaza restaurant which was being renovated during the second quarter fiscal 1999. The Nathan's brand cost of restaurant sales was 59.1% of restaurant sales in the fiscal 2000 period as compared to 59.9% of restaurant sales in the fiscal 1999 period. The decrease, as a percentage of restaurant sales, is due partly to the increase in the amount of the average check over the prior period without proportionate percentage increases in food costs resulting from our promotional activities primarily during the first quarter of the fiscal 2000 period. Nathan's continues to seek to operate more efficiently as a means to minimize the margin pressures which have become an integral part of competing in the current value conscious marketplace.

Restaurant operating expenses increased by $1,119,000 from $4,431,000 in the fiscal 1999 period to $5,550,000 in the fiscal 2000 period. Of the total increase, restaurant operating expenses increased by $1,127,000 as a result of the acquisitions made this year. Restaurant operating expenses associated with the Nathan's brand were $4,424,000 during the fiscal 2000 period versus $4,431,000 during the fiscal 1999 period. This decrease in restaurant operating costs was due primarily to operating fewer company-owned restaurants of $266,000 and lower insurance and contract services expenses of $32,000 and $26,000, respectively. These reductions were offset by higher costs of operating the restaurant that was renovated last year of approximately $140,000, higher occupancy costs of approximately $92,000 and higher marketing costs of approximately $83,000, respectively.

Depreciation and amortization increased by $240,000 from $786,000 in the fiscal 1999 period to $1,026,000 in the fiscal 2000 period. Depreciation expense increased as a result of the acquisitions made this year by $259,000.

Amortization of intangibles increased by $197,000 from $288,000 in the fiscal 1999 period to $485,000 in the fiscal 2000 period. This increase is due to the amortization, based upon the preliminary purchase price allocations, of the Kenny Rogers Roasters intellectual property acquired on April 1, 1999 and the Miami Subs acquisition on September 30, 1999.

General and administrative expenses increased by $1,189,000 to $4,787,000 in the fiscal 2000 period as compared to $3,598,000 in the fiscal 1999 period. Of the total increase, general and administrative expenses increased by $1,298,000 as a result of the acquisitions made this year. General and administrative expenses, excluding the impact of Miami Subs and Kenny Rogers Roasters, decreased by $109,000 or 3.0% primarily due to reduced additional compensation of approximately $98,000.

Interest expense relates to Miami Subs indebtedness as of the date of the acquisition. Since the acquisition, Nathan's has repaid notes totaling approximately $1,846,000 and anticipates lower interest expense in the future.

Impairment charges on notes receivable of $566,000, reflects an allowance pursuant to SFAS No.114 - "Accounting by creditors for impairment of a loan", on four of the Miami Subs notes receivable.

Income Tax Provision

In the fiscal 2000 period, the income tax provision was $633,000 or 42.5% of earnings before income taxes as compared to $562,000 or 24.4% of earnings before income taxes in the fiscal 1999 period. The income tax provision in the fiscal 1999 period included a reduction to Nathan's deferred tax valuation allowance of $426,000. The fiscal 1999 period provision before adjustment for the valuation allowance was $988,000 or 43.0%.

Management had determined that, more likely than not, a portion of its previously-reserved deferred tax assets would be realized and, accordingly, initially reduced the related valuation allowance in fiscal 1998. Throughout fiscal 1999, management continued to monitor the likelihood of the realizability of its deferred tax asset, and in the fourth quarter fiscal 1999, fully recognized, based upon the current facts and circumstances, an adjustment to its deferred tax valuation allowance in accordance with SFAS No. 109 "Accounting for Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 26, 1999 aggregated $2,650,000, increasing by $485,000 during the fiscal 2000 period. At December 26, 1999, marketable investment securities totalled $2,911,000 and net working capital decreased to $2,120,000 from $3,708,000 at March 28, 1999.

Cash provided by operations of $1,827,000 in the fiscal 2000 period is primarily attributable to net income of $858,000, non-cash charges of $2,530,000, including depreciation and amortization of $1,511,000, impairment charge on notes receivable of $566,000, equity in loss of unconsolidated affiliate of $163,000 and allowance for doubtful accounts of $290,000, decreases in marketable investment securities of $357,000, a decrease in other assets of $120,000, decreases in accounts payable and accrued expenses of $952,000, an increase in franchise and other receivables of $843,000, an increase in inventories of $117,000 and a decrease in deferred franchise and area development fees of $99,000.

Cash provided by investing activities of $494,000 includes cash acquired in connection with the Miami Subs merger of $3,429,000, net of acquisition costs, proceeds from the sale of restaurants of $110,000 and payments received on notes receivable of $84,000. Miamis Subs sold 5 company-owned restaurants in Dallas, Texas for $150,000 in cash and $1,100,000 of notes. Through December 26, 1999, Miami Subs has received cash of $110,000 and received the remaining $40,000 in January 2000. Cash used in investing activities was $1,849,000 for the acquisition of the intellectual property of the Kenny Rogers Roasters restaurant system, including expenses and $1,280,000 primarily relating to the acquisition of two Kenny Rogers Roasters restaurants and capital improvements of the company-owned restaurants and other fixed asset additions. Nathan's plans to invest approximately $600,000 renovating the two recently acquired Kenny Rogers Roasters restaurants.

Cash used in financing activities of $1,836,000 represents repayments of assumed Miami Subs notes payable. Management anticipates that it will further reduce the amount of Miami Subs notes payable in the future.

In connection with the acquisition of Miami Subs, Nathan's is finalizing plans to permanently close up to 20 underperforming company-owned restaurants. Accordingly, Nathan's expects to incur estimated future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating such leases. At present we are unable to reasonably estimate these total costs, however, at September 30, 1999, the minimum annual lease payments for the affected stores was $1,750,000, with remaining lease terms ranging from 2 years up to approximately 18 years.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance its operations through fiscal 2000. Nathan's maintains a $5,000,000 uncommitted bank line of credit and it has not borrowed any funds to date under this line of credit.



YEAR 2000

Nathan's performed an internal evaluation of its computer systems and determined that its existing computer systems would require a significant amount of effort and cost in order to make them Year 2000 compliant. Accordingly, in order to meet its growing business requirements and assure Year 2000 compliance, Nathan's decided to replace its existing accounting systems and modify its other technology systems, other than its point of sale system as discussed below. In July 1998, Nathan's entered into a contract to license Lawson Accounting software which has been certified to be Year 2000 compliant. Nathan's successfully completed the conversion of its financial systems in January 1999 and the remaining aspects of the complete Lawson implementation, were completed in June 1999. With the implementation of this new system, all of Nathan's major financial systems have been certified to be Year 2000 complaint. During December 1999, Nathan's concluded its own Year 2000 systems testing and did not experience any problems with the new software and only minor problems with its legacy systems which were immediately corrected. Nathan's has spent the planned expenditure of approximately $375,000 to ensure compliance of its internal systems.

Nathan's addressed the Year 2000 issue with its Point of Sale provider and received assurance that their hardware was Year 2000 compliant and that the software corrections already installed would make the POS systems Year 2000 compliant. To date, Nathan's is not aware of any Year 2000 problems with its POS systems.

Nathan's has received assurances from its financial institutions that their systems are or will be Year 2000 compliant before the end of 1999. Nathan's contacted its key suppliers and distributors about their state of readiness and has sought their assurances with respect to their Year 2000 compliance and contingency plans. To date, Nathan's has not encountered any significant Year 2000 related problems with its internal systems, financial institutions, suppliers nor distributors. Since it is early in the year, Nathan's cannot predict the effect, if any, on any future Year 2000 problem on the vendors and others with which Nathan's transacts business and there can be no assurance that the effect of the Year 2000 problem on the entities Nathan's does business with will not have a material adverse effect on Nathan's business, operating results and financial position.

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

           On March 19, 1999, the court granted the plaintiff leave to amend his complaint. The plaintiff then filed an amended complaint. Miami Subs moved to dismiss the complaint on April 13, 1999. Nathans and its designees on the Miami Subs' board moved to dismiss the complaint on April 29, 1999. The court denied the motions. On February 4, 2000, the court held an evidentiary hearing. As a result of the hearing, the court struck the class action allegations from the plaintiff's complaint. Accordingly, the case will proceed as an individual, not as a class action. Nathans intends to defend against this suit vigorously.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits
                              None.

           (b) Reports on Form 8-K. (Item 2) The Company filed the following reports on Form 8-K during the period for which this report is filed.

On October 5, 1999 the Company reported on Form 8-K that it acquired all of the outstanding shares of stock of Miami Subs Corporation in exchange for Nathan's common stock plus warrants.

On December 3, 1999 the Company filed on Form 8-K/A (Item 7) which included the required financial statement information that was permitted to be filed within 60 days of the underlying event that required the Form 8-K which was filed on October 5, 1999.

On December 10, 1999 the Company reported on Form 8-K (Item 5) that it amended its Shareholder's Rights Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATHAN'S FAMOUS, INC.



Date: February 9, 2000                  By:  /s/Wayne Norbitz
                                           -------------------------------------
                                           Wayne Norbitz
                                           President and Chief Operating Officer
                                           (Principal Executive Officer)


Date: February 9, 2000                  By: /s/Ronald G. DeVos
                                           -------------------------------------
                                           Ronald G. DeVos
                                           Vice President - Finance
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)