Form 10-Q/A
period 1999-12-26
NATHANS FAMOUS INC
filed 2000-02-18
CIK 69733

                                  FORM 10-Q / A


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended DECEMBER 26, 1999.

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from __________________________ to
         __________________________ .

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

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                     December              March
                                                                     26, 1999             28, 1999
                                                                     --------             --------
                                                                     (Unaudited)
Current assets:
       Cash and cash equivalents including unexpended
         marketing fund  contributions of $880 and $0 and
         restricted cash of $83 and $83, respectively                $  2,650             $  2,165
       Marketable investment securities                                 2,911                3,267
       Notes, franchise and other receivables, net                      3,944                1,578
       Inventory                                                          663                  374
       Prepaid expenses and other current assets                          482                  411
       Deferred income taxes                                              627                  622
                                                                     --------             --------
                  Total current assets                                 11,277                8,417

Notes receivable, net                                                   3,938                 --
Property and equipment, net                                            11,556                6,293
Assets held for sale                                                    1,761                 --
Intangible assets, net                                                 19,664               10,882
Investment in unconsolidated affiliate                                   --                  4,441
Deferred income taxes                                                     892                  892
Other assets, net                                                         610                  325
                                                                     --------             --------
                                                                     $ 49,698             $ 31,250
                                                                     ========             ========

Current liabilities:
       Current maturities of long term debt                          $    322             $   --
       Accounts payable                                                 1,713                1,053
       Accrued expenses and other current liabilities                   6,924                3,434
       Deferred franchise fees                                            198                  222
                                                                     --------             --------
                  Total current liabilities                             9,157                4,709

       Long term debt, less current maturities                          3,182                 --
       Deferred franchise fees and other deferred revenue                 791                 --
       Accrued expenses and other liabilities                           1,093                  193
                                                                     --------             --------
                  Total liabilities                                    14,223                4,902
                                                                     --------             --------

Stockholders' equity:
       Common stock, $.01 par value - 30,000,000 shares
         authorized, 7,040,509 and 4,722,216 issued and
         outstanding , respectively                                        70                   47
       Additional paid-in-capital                                      40,669               32,423
       Accumulated deficit                                             (5,264)              (6,122)
                                                                     --------             --------
                  Total stockholders' equity                           35,475               26,348
                                                                     --------             --------
                                                                     $ 49,698             $ 31,250
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

                                        NATHAN'S FAMOUS, INC.



Date: February 17, 2000                 By:  /s/ Wayne Norbitz
                                             -----------------------------------
                                                Wayne Norbitz
                                                President and Chief Operating
                                                Officer
                                                (Principal Executive Officer)


Date: February 17, 2000                 By: /s/ Ronald G. DeVos
                                           -------------------------------------
                                                Ronald G. DeVos
                                                Vice President - Finance
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)