Form 10-K
period 2000-03-26
NATHANS FAMOUS INC
filed 2000-06-26
CIK 69733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 26, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from         to
                                                       -------   ----------
                           Commission File No. 0-3189
                                               ------

                              NATHAN'S FAMOUS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                           11-3166443
--------------------------------------            -----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

1400 Old Country Road, Westbury, New York                 11590
-----------------------------------------         -----------------------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code:      (516) 338-8500
                                                    ---------------------------

          Securities registered pursuant to Section 12(b) of the Act:

 Title of Class                       Name of Each Exchange on which Registered
---------------                       -----------------------------------------
     None                                               None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock - par value $.01
                          -----------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ].

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 6, 2000 was approximately $21,560,609.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 6, 2000, there were 7,040,199 shares of Common Stock, par value $.01 per share outstanding.

      Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14-A of the Securities Exchange Act of 1934.

                                     PART I

ITEM 1.  BUSINESS

      As used herein, unless we otherwise specify, the terms "we," "us," and "our" mean Nathan's Famous, Inc. and its subsidiaries, including Miami Subs Corporation, owner of the Miami Subs brand, and NF Roasters Corp., owner of the Kenny Rogers brand.

      We have historically operated and franchised or licensed fast food units featuring Nathan's famous brand all beef frankfurters, fresh crinkle-cut french fried potatoes, and a variety of other menu offerings. Our Nathan's brand company-owned and franchised units operated under the name "Nathan's Famous," the name first used at our original Coney Island restaurant opened in 1916. Since fiscal 1997, we supplemented our Nathan's franchise program with our Branded Product Program which enables foodservice retailers to sell some of Nathan's proprietary products outside of the realm of a traditional franchise relationship. During fiscal 2000, we acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. and also completed a merger with Miami Subs Corporation whereby we acquired the remaining 70% of Miami Subs common stock we did not already own.

      Over the past five years, we have focused on developing our restaurant system by operating company-owned restaurants and opening franchised or licensed restaurants, developing complimentary lines of business, such as expanding our supermarket licensing program of our Nathan's brand, implementing our Nathan's Branded Product Program, and developing an international master franchising program. We have selectively co-branded Nathan's with other nationally recognized brands such as Pizza Hut and TCBY Treats. In an effort to expand our restaurant system and expand our brand portfolio, during fiscal 2000 we completed our merger with Miami Subs Corp. and our acquisition of the intellectual property of the Kenny Rogers Roasters franchise system. In addition, through our acquisition of Miami Subs, we also secured certain exclusive co-branding rights to use the Arthur Treachers brand within the United States. We will seek to capitalize on the immediate co-branding opportunities within our existing restaurant system, as well as develop new multi-brand marketing and development plans.

      At March 26, 2000, our restaurant system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 32 company-owned units concentrated in the New York metropolitan area, New Jersey and Florida, 407 franchised or licensed units, including 24 carts, kiosks, and counter units, 8 units operating pursuant to management agreements with Miami Subs and over 1,000 branded product points of sale under the Nathan's Branded Product Program, operating in 44 states, the District of Columbia, and 16 foreign countries.

      We plan to take advantage of co-branding opportunities within the existing restaurant system, seek to expand the scope and market penetration of our Branded Product Program, further develop the restaurant operations of existing company-owned and franchised or licensed outlets for all of our brands and open new company-owned, franchised or licensed outlets of all of our brands in traditional and captive market environments. We also plan to develop an international presence through the use of master franchising agreements based upon individual or combined use of all three brands.

      We were incorporated in Delaware on July 10, 1992 under the name "Nathan's Famous Holding Corporation" to act as the parent of a Delaware corporation then-known as Nathan's Famous, Inc. On December 15, 1992, we changed our name to Nathan's Famous, Inc. and our Delaware subsidiary changed its name to Nathan's Famous Operating Corporation. The Delaware subsidiary was organized in October 1989 in connection with its reincorporation in Delaware from that of a New York corporation named "Nathan's Famous, Inc." The New York Nathan's was incorporated on July 10, 1925 as a successor to the sole proprietorship that opened the first Nathan's restaurant in Coney Island in 1916. On July 23, 1987, Equicor Group, Ltd. was merged with and into the New York Nathan's in a "going private" transaction. The New York Nathan's, the Delaware subsidiary and Equicor may all be deemed to be our predecessors.

RECENT ACQUISITIONS

      Pursuant to the Joint Plan of Reorganization of the Official Committee of Franchisees of Roasters Corp. and Roasters Franchise Corp. as confirmed by the
U. S. Bankruptcy Court for the Middle District of North Carolina, Durham Division, we acquired through our wholly owned subsidiary, NF Roasters Corp., the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. for $1,250,000 in cash plus related expenses, which was paid out of working capital on April 1, 1999.

      On September 30, 1999, we completed our merger with Miami Subs and acquired the remaining outstanding shares of Miami Subs in exchange for 2,317,980 shares of our common stock and warrants to acquire 579,040 additional shares of our common stock at a price of $6.00 per share.

RESTAURANT OPERATIONS

Nathan's Concept and Menus

      Our Nathan's concept offers a wide range of facility designs and sizes, suitable to a vast variety of locations and features a core menu, consisting of the "Nathan's Famous" all-beef frankfurters, fresh crinkle-cut french fries and beverages. Nathans' menu is designed to be tailored to take advantage of site-specific market opportunities by adding complementary food items to the core menu. The Nathan's concept is suitable to stand alone or be co-branded with other nationally recognized brands.

      Nathans' hot dogs are all-beef and are free from all fillers and starches. Hot dogs are flavored with the original secret blend of spices created by Ida Handwerker in 1916, which historically have distinguished Nathans' hot dogs. Hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 80 years. Our signature crinkle-cut french fried potatoes are featured at each Nathan's restaurant. Nathans' french fried potatoes are cooked to order in 100% cholesterol-free corn oil. We estimate that approximately 65% to 70% of sales in our company-owned units consist of Nathan's famous hot dogs, crinkle-cut french fried potatoes and beverages.

      Individual Nathan's restaurants supplement their core menu of hot dogs, french fries and beverages with a variety of other quality menu choices: chargrilled hamburgers, chargrilled chicken sandwiches, Philly Cheesesteaks, selected seafood and other chicken items, a breakfast menu and assorted desserts and snacks. While the number of supplemental menus carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Each of these supplemental menu options consists of a number of individual items; for example, the hamburger menu may include chargrilled bacon cheeseburgers, cheeseburgers, superburgers and "BLT" burgers. We maintain the same quality standard with each of Nathan's supplemental menus as we do with Nathans' core hot dog and french fried potato menu. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. Nathan's also has a "Kids Meal" program in which various menu alternatives are combined with toys to appeal to the children's market.

      Nathans' prototype restaurant units are available in a range of sizes as follows: Type A--300 to 1,200 sq. ft., Type B--approximately 2,200 sq. ft. and Type C--approximately 4,000 sq. ft. We have also developed Nathan's prototype carts, kiosks, and modular merchandising units, all designated as Type D. Type A units may not have customer seating areas, although they may often share seating areas with other fast food outlets in food court settings. Type B and Type C units generally provide seating for 45 to 50 and 75 to 125 customers, respectively. Type D units generally carry only the core menu. This menu is supplemented by a number of other menu selections in Type A & B units and even greater menu selection in Type C units.

      We believe Nathan's carts, kiosks and modular units are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry food service, within larger retail operations and other captive markets. Many of these smaller units have been designed specifically to support our expanding Branded Product Program. All prototypes utilize a uniform, contemporary design.

Miami Subs  Concept and Menu

      Our Miami Subs concept features a wide variety of moderately priced lunch, dinner and snack foods, including hot and cold submarine sandwiches, various ethnic foods such as gyros, pita sandwiches and Greek salads, flame grilled hamburgers and chicken breasts, chicken wings, fresh salads, ice cream and other desserts. Soft drinks, iced tea, coffee, beer and wine are also offered.

      Freshness and quality of breads, produce and other ingredients are strongly emphasized in Miami Subs restaurants. The Miami Subs menu includes low-fat selections such as salads, grilled chicken breasts, vegetarian items and non-fat frozen yogurt which we believe are perceived as nutritious and appealing to health conscious consumers. We believe Miami Subs has become known for certain "signature" foods, such as grilled chicken on pita bread, cheese steak subs and gyros on pita bread.

      Miami Subs restaurants feature a distinctive decor unique to the Miami Subs concept. The exterior of free-standing restaurants feature an unusual roof design and neon pastel highlights for easy recognition. Interiors have a tropical motif in a neon pink and blue color scheme with murals of fish, mermaids, flamingos and tropical foliage. Exteriors and interiors are brightly lit to create an inviting, attractive ambience to distinguish the restaurants from its competitors. At March 26, 2000, 135 of the Miami Subs restaurants were located in freestanding buildings, ranging between 2,000 and 5,000 square feet. Miami Subs restaurants have also been scaled down to accommodate non-traditional captive market environments.

       Miami Subs restaurants are typically open seven days a week, generally opening at 10:30 am, with many of the restaurants having extended late-night hours. Indoor service is provided at a walk-up counter where the customer places an order and is given an order number and a drink cup. The customer then proceeds to a self service soda bar while the food is prepared to order. Drive-thru service is provided at substantially all free-standing Miami Subs restaurants. We estimate that drive-thru sales account for approximately 35% - 45% of Miami Subs sales.

Kenny Rogers Roasters Concept and Menu

      The Kenny Rogers Roasters concept was first introduced in 1991 with the idea of serving home-style family foods based on a menu centered around wood-fire rotisserie chicken. Kenny Rogers Roasters' unique proprietary marinade and spice formula, combined with wood-fire roasting in a specifically designed rotisserie, became the basis of a breakthrough taste in rotisserie chicken. The menu, design and service style were created to position the concept midway between quick-serve and casual dining. This format, coupled with a customer friendly environment developed for dine-in or take-home consumers, became the precursor of the Kenny Rogers Roasters system.

      The distinctive flavoring of our Kenny Rogers Roasters chicken is the result of a two step process. Before any chicken is received in the restaurant, our supplier marinates the chicken using a specially flavored proprietary marinade. Then a second unique blend of spice is applied to the chicken prior to cooking in the open flame wood-fire rotisserie in full view of customers at the restaurant. Other entrees offered in Kenny Rogers Roasters restaurants typically include Honey Bourbon BBQ ribs and rotisserie turkey. Complimenting Kenny Rogers Roasters main courses are a wide variety of freshly prepared side dishes, corn muffins, soups, salads and sandwiches. The menu offers a healthful alternative to traditional quick-serve menu offerings that caters to families and individuals.

      The majority of existing Kenny Rogers Roasters restaurants are traditional free standing buildings offering dine-in and drive thru delivery options ranging in size between 3,000 and 4,000 sq. ft. with seating capacity for approximately 125 guests. Other prototype restaurant designs that are being considered include kiosks, food court units and scaled down in-line and free standing restaurant types.

      We have recently begun to co-brand Kenny Rogers Roasters with Nathan's by introducing Nathan's famous all-beef frankfurters, crinkle-cut french fries and hamburger menu to supplement Roasters' core menu offerings. We believe that adding Nathan's products will compliment the Kenny Rogers menu by adding strong lunchtime offerings to the existing predominant dinner offerings and expect that the added variety will please and attract more families with children.

Franchise Operations

      At March 26, 2000, our franchise system, including our Nathan's, Miami Subs and Kenny Rogers brands, consisted of 415 units operating in 28 states and 16 foreign countries.

      Today, our franchise system counts among its 212 franchisees and licensees such well known companies as Host Marriott Services USA, Inc., ARAMARK Leisure Services, Inc., CA1 Services, Inc., Service America Corp., Ogden Services Corp. and Sodexho USA. We continue to seek to market our franchising program to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units.

      As of March 26, 2000, Host Marriott operated 36 franchised outlets including 19 units at airports and 17 units within highway travel plazas.

International Franchising

      As of March 26, 2000, our franchisees operated 76 units in 15 foreign countries having significant representations within Malaysia, the Philippines, and the Mid-East. The vast majority of foreign operations consist of Kenny Rogers Roasters units, although our Nathan's and Miami Subs brands also have international franchise operations. During the current fiscal year, our international franchising program opened 2 Nathan's units in Egypt and currently has 3 additional units under various stages of development. Additionally, during the year ended March 26, 2000, 1 unit opened in each of Puerto Rico, the Dominican Republic and Malaysia and 2 units opened in the Philippines. We also executed a Letter of Intent to enter into a Master Development Agreement for the rights to Portugal and are currently in various stages of discussions for development in up to 3 additional foreign countries.

Nathan's Franchise Program

      Franchisees are required to execute a standard franchise agreement or license agreement prior to opening each Nathan's Famous unit. Our current standard Nathan's franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 4.5% of restaurant sales and the expenditure of 2.5% of restaurant sales on advertising. We also offer a modified franchise agreement tailored to meet the needs of franchisees who desire to operate a Nathan's of a smaller size offering a reduced menu. The modified franchise agreement provides for the initial franchise fee of $15,000 which is payable upon execution of the agreement, monthly royalties of 4.5% and the expenditure of 2.5% of restaurant sales on advertising. In some specific situations, we may offer alternatives to the standard franchise agreement. Marriott and National Restaurant Management, Inc., are among those who are not subject to the requirement to spend a percentage of sales on advertising. The initial term of the typical franchise agreement is 20 years, with a 15-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

      Our standard Nathan's license agreement provides for, among other things, a monthly royalty payment based on 10% of restaurant sales up to $250,000, 8% of restaurant sales between $250,000 and $500,000 and 6% of restaurant sales in excess of $500,000 per annum. There is no one-time license fee upon execution of the agreement or requirement to spend a percentage of restaurant sales on advertising.

      Franchisees are approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the proposed scope of the development agreement. We do not offer any financing arrangements to our Nathan's franchisees.

      We provide numerous support services to our Nathan's franchisees. We assist in and approve all site selections. Thereafter, we provide architectural prototype plans suitable for restaurants of varying sizes and configurations, for use in food-court, in-line and free-standing locations. We also assist in establishing building design specifications, reviewing construction compliance, equipping the restaurant and providing appropriate menus to coordinate with the prototype restaurant design and location selected by the franchisee. We typically do not sell food, equipment or supplies to our Nathan's franchisees.

      We offer various management training courses for management personnel of company-owned and franchised Nathan's restaurants. At least one restaurant manager from each restaurant must successfully complete our mandated management training program. We also offer additional operations and general management training courses for all restaurant managers and other managers with supervisory responsibilities. We provide standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs. We also provide ongoing advice and assistance to franchisees.

      Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us and applied on a system-wide basis. We continuously monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise or license agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise or license agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 26, 2000, franchisees have opened 21 new Nathan's franchised units including 2 units in Egypt. We initiated termination of 2 Nathan's franchise agreements for non-compliance during fiscal 2000.

      Franchisees who desire to open multiple units in a specific territory within the United States generally enter into a standard area development agreement under which we receive an advance fee based upon the number of proposed units which the franchisee is authorized to open. This advance is credited against the franchise fee payable to us as provided in the standard franchise agreement. In some circumstances, we may grant exclusive territorial rights in foreign countries for the development of Nathan's units based upon compliance with a predetermined development schedule. We require an exclusivity fee be conveyed for such exclusive rights.

Miami Subs Franchise Program

      Franchisees are required to execute a standard franchise agreement relating to the operation of each Miami Subs restaurant. Currently, the term of the franchise agreement is between five and 20 years, and the initial franchise fee is $25,000 for traditional restaurants and $15,000 for certain non-traditional restaurants. The standard franchise agreement provides for the payment of a monthly royalty fee of 4.0% on gross restaurant sales for the term of the franchise agreement, and additional charges based on a percentage of restaurant sales, typically 3.0%, to support various system-wide and local advertising funds.

      In addition to individual franchise agreements, we have from time to time entered into development agreements with certain franchisees. The development agreement establishes a minimum number of restaurants that the franchisee is required to open in an agreed upon exclusive area during the term of the agreement. In addition to receiving a franchise fee for each restaurant opened, we also receive a non-refundable fee based upon the number of restaurants committed to be opened under the agreement.

      Operations personnel train and assist Miami Subs franchisees in opening new restaurants and monitor the operations of existing restaurants as part of the support provided under the franchise program. New franchisees are required to complete a six-week training program. Upon the opening of a new franchised restaurant, we typically send representatives to the restaurant to assist the franchisee during the opening period. These company representatives work in the restaurant to monitor compliance with Miami Subs' standards and provide additional on-site training of the franchisee's restaurant personnel.

      We also provide development and construction support services to our Miami Subs franchisees. We review and approve plans and specifications for the restaurants before improvements begin. Our personnel typically visit the facility during construction to meet with the franchisee's site contractor and to verify that construction standards are met.

      New franchisees are required to complete a six-week program that features various aspects of day-to-day operations and certification in all functioning positions. The program consists of formal classroom training and in-restaurant training, including human resources, accounting, purchasing and labor and food handling laws. Generally, a team of our employees are provided for new restaurants to conduct hands-on training and to ensure compliance with standards. Standard operating manuals are provided to each franchisee.

      To maintain uniformly high standards of appearance, service, food and beverage quality for our Miami Subs restaurants, we have adopted policies and implemented a monitoring program. Franchisees are expected to adhere to specifications and standards in connection with the selection and purchase of products used in the operation of the Miami Subs restaurant. Detailed specifications are provided for the products used, and franchisees must request approval for any deviations. We do not generally sell equipment, supplies or products to our Miami Subs franchisees. The franchise agreement requires franchisees to operate their restaurants in accordance with Miami Subs' requirements. We require our franchisees use specified kitchen equipment to maximize consistency and speed of food preparation. Ongoing advice and assistance is provided to franchisees in connection with the operation and management of each restaurant. Our area consultants are responsible for oversight of franchisees and periodically visit each restaurant. During such visits, the area consultant completes a report which contains evaluations on speed of preparation for menu items, quality of delivered product, cleanliness of restaurant facilities as well as evaluations of managers and other personnel. The area consultants also make unannounced follow-up visits to ensure adherence to operational specifications.

      We also use information about the restaurants which is received from customers on a Miami Subs' standardized "comment card" and maintain a toll-free telephone number to receive customer comments.

      Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the period October 1, 1999 through March 26, 2000, franchisees have opened 6 new Miami Subs franchised units including 2 units in Puerto Rico and the Dominican Republic. During the period October 1, 1999 through March 26, 2000, we initiated termination of 3 Miami Subs franchise agreements for such non-compliance.

Kenny Rogers Roasters Franchise Program

      Kenny Rogers Roasters franchisees from the previous franchise system were required to execute amended and restated franchise agreements in order to preserve their franchised units. The amended and restated franchise agreement affirmed the franchisees responsibilities and offered reduced royalty and advertising fund payments for the first two years. Future Kenny Rogers Roasters franchisees will have to execute our current standard franchise agreement which provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 4.5% of restaurant sales and the expenditure of 2.5% of restaurant sales on advertising. In some specific situations, we may offer alternatives to the standard franchise agreement. The initial term of the typical franchise agreement is 20 years, with up to a 20-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

      Franchisees are approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the proposed scope of the development agreement. We do not offer any financing arrangements to our Kenny Rogers Roasters franchisees.

      We will provide numerous support services to future Kenny Rogers Roasters franchisees. We expect to assist in and approve all Kenny Rogers Roasters site selections. Thereafter, we will provide architectural prototype plans suitable for Kenny Rogers Roasters restaurants of varying sizes and configurations, for use in food-court, in-line and free-standing locations. We will also assist in establishing building design specifications, reviewing construction compliance, equipping the restaurant and providing appropriate menus to coordinate with the prototype restaurant design and location selected by the Kenny Rogers Roasters franchisee. We typically will not sell food, equipment or supplies to our Kenny Rogers Roasters franchisees.

      We plan to offer various management training courses for management personnel of Kenny Rogers Roasters company-owned and franchised restaurants. At least one restaurant manager from each new restaurant or co-branded restaurant will have to successfully complete Kenny Rogers Roasters' mandated management training program. We also plan to offer additional operations and general management training courses to all Kenny Rogers Roasters restaurant managers and other managers with supervisory responsibilities. We provide standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs. We also provide ongoing advice and assistance to franchisees.

      Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. We develop all standards and specifications, which are applied on a system-wide basis. We continuously monitor franchisee operations. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise or license agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise or license agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 26, 2000, we initiated termination of 2 Kenny Rogers Roasters franchise agreements for such non-compliance.

      Franchisees who desire to open multiple units in a specific territory within the United States generally enter into a standard area development agreement under which we receive an advance fee based upon the number of proposed units which the franchisee is authorized to open. This advance is credited against the franchise fee payable to us, as provided in its standard franchise agreement. In some circumstances, we may grant exclusive territorial rights, in foreign countries, for the development of Kenny Rogers Roasters units based upon compliance with a predetermined development schedule. We may require that an exclusivity fee be conveyed for these rights.

Our Nathan's Operations

      As of March 26, 2000, we operated 19 company-owned Nathan's units, including one kiosk, in New York and New Jersey. Three of our Nathans' restaurants are older and significantly larger units which do not conform to current prototype designs. These units carry a broader selection of menu items than current prototype designs. The items offered at our restaurants, other than the core menu, tend to have lower margins than the core menu. The older units required significantly higher levels of initial investment than current franchise prototypes and tend to operate at a lower sales/investment ratio. Consequently, we do not intend to replicate these units in our planned expansion of company-owned units.

      We entered into a food service lease agreement with Home Depot U.S.A., Inc. under which we lease space in certain Home Depot Improvement Centers to operate Nathan's restaurants. The term of each Home Depot agreement is five years from the date on which the Nathan's restaurant opens, with two five year renewal options. We currently operate 7 units within Home Depot Improvement Centers, including 1 kiosk.

      Company-owned units currently range in size from approximately 440 square feet to 10,000 square feet and are located principally in retail shopping environments or are free-standing buildings. Some restaurant designs do not include seating and others include seating for 100 to 300 customers. The restaurants are designed to appeal to all ages and generally are open seven days a week. We have established high standards for food quality, cleanliness and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards. Restaurant service areas, seating, signage and general decor are contemporary. The average check at our comparable company-owned restaurants was approximately $5.69 for fiscal 2000.

Our Miami Subs Operations

      As of March 26, 2000, we operated 11 Miami Subs restaurants, including nine located in Florida, one in Texas and one in New York. All but one of our Miami Subs restaurants are free-standing restaurants offering drive thru operations as well as dine in seating. These restaurants generally are approximately 3,000 square feet with seating capacity for approximately 90 guests.

      We use kitchen equipment in our Miami Subs restaurants which is designed to be versatile, improve product consistency, and facilitate menu modifications. Fresh meats and other products, which are purchased in pre-weighed individual servings, can be consistently cooked-to-order automatically. The average check at the comparable company-owned restaurants was approximately $5.11 for the period ended December 1999.

      We began to test a re-engineered Miami Subs menu in January 2000 within three of our company-owned Miami Subs restaurants. The success of this effort has lead to the further introduction of these changes into our remaining company-owned restaurants in Southern Florida. We are also currently testing the inclusion of certain Nathan's signature products in selected Miami Subs restaurants. When we finish these tests, we expect to introduce these changes to many of our Miami Subs franchisees. As part of our acquisition strategy, we are actively looking to close up to five of the Miami Subs company-operated restaurants that we operated at March 26, 2000.

Our Kenny Rogers Roasters Operations

      At March 26, 2000, we operated one Kenny Rogers Roasters restaurant in Rockville Centre, NY that opened on March 21, 2000. Our second company-owned Kenny Rogers restaurant opened in Commack, NY in April 2000. These units are traditional free-standing buildings, each with a drive thru, and boast a new interior design and decor package featuring simulated weather-washed woodwork accentuated with earthtones. Custom wall murals have been painted that are complimented with hanging memorabilia. In addition to the standard Kenny Rogers Roasters menu, both restaurants feature Nathan's all-beef frankfurters, crinkle-cut french fries, chargrilled hamburgers and other select Nathan's menu items, including a newly formulated kids' menu.

Location Summary

The following table shows the number of our company-owned and franchised or licensed units in operation or under development at March 26, 2000 and their geographical distribution:


                                                    Franchise
Location                            Company         or License(1)              Total
--------                            -------         -------------              -----

Alabama                                -                      3                  3
Arizona                                -                      3                  3
California                             -                      8                  8
Colorado                               -                      1                  1
Connecticut                            -                      4                  4
Florida                                9                    131                140
Georgia                                -                      2                  2
Idaho                                  -                      2                  2
Illinois                               -                      1                  1
Indiana                                -                      2                  2
Maryland                               -                      6                  6
Massachusetts                          -                      2                  2
Minnesota                              -                      2                  2
Mississippi                            -                      2                  2
Missouri                               -                      1                  1
Nevada                                 -                     10                 10
New Hampshire                          -                      1                  1
New Jersey                             4                     50                 54
New York                              18                     65                 83
North Carolina                         -                     17                 17
Oregon                                 -                      1                  1
Pennsylvania                           -                      9                  9
Rhode Island                           -                      1                  1
South Carolina                         -                      2                  2
Tennessee                              -                      2                  2
Texas                                  1                      8                  9
Utah                                   -                      2                  2
Wisconsin                              -                      1                  1
                                   -----                  -----              -----
Domestic Subtotal                     32                    339                371
                                   -----                  -----              -----

International Locations

Aruba                                  -                      1                  1
Canada                                 -                      3                  3
China                                  -                      5                  5
Cypress                                -                      1                  1
Dominican Republic                     -                      2                  2
Egypt                                  -                      4                  4
Indonesia                              -                      1                  1
Israel                                 -                      1                  1
Malaysia                               -                     21                 21
Philippines                            -                     27                 27
Puerto Rico                            -                      3                  3
Sabah                                  -                      1                  1
Saudi Arabia                           -                      1                  1
Singapore                              -                      4                  4
United Arab Emirates                   -                      1                  1
                                   -----                  -----              -----
International Subtotal                 -                     76                 76
                                   -----                  -----              -----

Grand Total                           32                    415                447
                                   -----                  -----              -----



(1) Includes 8 units operating by third parties pursuant to management agreements.

Branded Product Program

      During fiscal 1998, we launched our "Branded Product Program" for our Nathan's Famous brand in which qualified foodservice operators may offer Nathans' hot dogs and certain other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark for the sale of hot dogs and certain other proprietary food items and paper goods. We sell the products directly to various distributors who resell these proprietary products to retailers. During the current fiscal year, over 300 new points of sale featuring Nathan's hot dogs have been added to the program, bringing the total to over 1,000 branded points of sale. The flexibility of this program allows us to market the Nathan's brand and sell Nathan's hot dogs thru new and varied means of distribution. For example, Nathan's pre-packaged branded hot dogs are being sold through vending machines, convenience stores and club stores pursuant to exclusive distribution agreements with The Compass Group and Pierre Foods. Other venues that now feature Nathan's hot dogs through the Branded Product Program include hospitals, casinos, department stores, colleges, Business & Industry accounts, beaches and sports arenas and stadiums. We are proud to be part of the menu offerings at Walter Reed Hospital, Caesar's Palace, UCLA, Bradlees Department stores, Jones Beach, The Kennedy Space Center and being named the official hot dog of the New York Yankees for the 2000 season.

Expansion Program

      The foundation of our expansion program centers around our marketing of each brands' signature products. We expect to focus on introducing each brands' signature products through co-branding efforts within our existing restaurant system, opening new units for each brand on an individual and on a co-branded basis and expanding product distribution through alternative means such as branded products or supermarket licensing arrangements.

      We plan to open selectively new company-owned units, concentrated within the New York metropolitan area and in Southern Florida using a co-branded format. Existing company-owned units are principally located in the New York metropolitan area and Southern Florida where we have extensive experience in operating restaurants in these markets. We intend to consider new opportunities in both traditional and captive market settings.

      We anticipate that we will also accelerate opening new franchised units of all three brands individually and develop new co-branded outlets. We believe that a significant opportunity exists to redefine the Miami Subs concept into a co-branded food court while maintaining the concept's overall look and feel. We have recently engaged an imaging and design firm to assist us in determining the optimum facility design for the three brands and developing certain prototype restaurants.

      During fiscal 2001, we expect to open approximately 30-35 new franchised and /or licensed units for all three of our brands and to introduce co-branded products in over 50 existing units.

      We expect that during fiscal 2001 our international development efforts will take on added dimensions as a result of the co-branding opportunities that we now offer. We believe that in addition to restaurant franchising of our three brands, there is the opportunity to increase revenues by offering master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, subfranchising restaurants to others, licensing the manufacture of our signature products, selling our signature products through supermarkets and allowing for the further development of our Branded Product Program. Qualified persons or entities must have satisfactory foodservice experience managing multiple units, the appropriate infrastructure and the necessary financial resources to support the business development. We have also retained a consultant to assist in the development and marketing efforts of our international program.

      We will also seek to further develop our Branded Product Program in fiscal 2001 which may include certain Miami Subs products, Kenny Rogers Roasters products and additional Nathan's products, as well as through the addition of new points of sale. We believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products into branded products throughout the foodservice industry, by franchisees, licensees or retailers by utilizing branded modular merchandising units, carts, kiosks and restaurants.

Co-branding

      We believe that there is a substantial opportunity for co-branding among our family of brands. In addition to the three brands that we own, as part of the Miami Subs acquisition we also acquired certain exclusive co-branding rights for the use of the brand "Arthur Treachers Fish & Chips" within the United States.

      Initially, our strategy will emphasize co-branding within our existing restaurant system. "Host Restaurants" would continue to operate pursuant to their current franchise agreements and would simply execute an addendum to their agreement which would define the terms of our co-branding relationship.

      We believe that our brand offerings compliment each other and will enable us to market franchises of co-branded units and co-branding to existing units. The Nathan's and Miami Subs products are typically stronger lunch time brands while the Kenny Rogers Roasters and Arthur Treachers brands are generally stronger dinner brands. We expect that the added variety will please and attract a more diverse audience, including more families with children.

      To date, we have introduced Arthur Treachers products in over 60 Miami Subs locations, 12 company-owned or franchised Nathan's restaurants and introduced Nathan's products into 3 Arthur Treachers restaurants. We are also testing different variations of the Nathan's menu in 12 Miami Subs restaurants in Florida. We recently began co-branding Kenny Rogers Roasters with Nathan's by introducing Nathan's Famous all-beef frankfurters, crinkle-cut french fries and hamburger menu to further supplement Roasters core menu offerings. We also intend to test the introduction of certain Kenny Rogers Roasters signature products into Nathan's and Miami Subs restaurants, and if successful, plan to make those products available to both systems.

      We expect to market co-branded units within the United States and internationally. We believe that a multi- branded restaurant concept offering strong lunch and dinner day parts will be very appealing to both consumers and potential franchisees. Such restaurants should allow the operator to increase sales and leverage the cost of real estate and other fixed costs which may provide superior investment returns as compared to many restaurants that are single branded.

Licensing Program

      We license SMG, Inc. to produce packaged hot dogs and other meat products according to Nathans' proprietary recipes and spice formulations, and to use "Nathan's Famous" and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, groceries and other outlets, thereby providing foods for off-premises consumption. The SMG agreement expires in 2014 and provides for royalties ranging between 3% to 5% of sales. The percentage varies based on sales volume, with escalating minimum royalties. Earned royalties of $1,432,000 in fiscal 2000 exceeded the contractual minimum established under the agreement. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the "Nathan's Famous" hot dog in their homes helps promote "Nathan's Famous" restaurant patronage. Hot dog sales are concentrated in the New York metropolitan area, New England, Florida and California. Royalties from SMG provided the majority of our fiscal 2000 retail license revenues.

      In November 1997, we executed a license agreement with J.J. Mathews & Co, Inc. to market a variety of Nathan's packaged menu items for sale within supermarkets and groceries. The agreement calls for us to receive royalties based upon sales, subject to minimum annual royalties, as specified in the agreement. During fiscal 2000, we received the minimum royalties of $150,000 payable for calendar 1999.

      Our products are also distributed under licensing agreements with Gold Pure Food Product's Co., Inc. and United Pickle Packers, Inc. Both companies license the "Nathan's Famous" name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned during fiscal 2000 have not been significant.

PROVISIONS AND SUPPLIES

      Our proprietary hot dogs are produced by SMG and Russer Foods, a division of IBP, Inc., in accordance with Nathans' recipes, quality standards and proprietary spice formulations. John Morrell & Company, our licensee prior to SMG, has retained the right to produce Nathans' proprietary spice formulations. Kenny Rogers Roasters proprietary chicken is produced by ConAgra based upon exacting quality, weight, processing and packaging standards. Proprietary marinade and spice formulations are produced by McCormick and Co., Inc. All other company provisions are purchased and obtained from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold at its restaurants to ensure adequate supply of high quality items at competitive prices.

      We have recently unified our distribution source for all of our brands by executing a national food distribution contract with U.S. Foodservice. This new agreement enables all of our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement is efficient, more cost effective than having multiple distributors and facilitates quality control.

MARKETING, PROMOTION AND ADVERTISING

      We maintain advertising funds for local, regional and national advertising under the Nathan's Famous Systems, Inc. Franchise Agreement. Nathans' franchisees are generally required to spend on local marketing activities or contribute to the advertising funds up to 2.5% of restaurant sales for advertising and promotion. Marriott and National Restaurant Management, Inc. are among the current franchisees who are not subject to this requirement. If a cooperative advertising program exists in the franchised area, the applicable percentage can be contributed to that program. Where no cooperative advertising program is available, up to 1% of the franchisees' advertising budget must be contributed to the advertising funds for national marketing support. The balance must be expended on programs approved by us as to form, content and method of dissemination. Through March 26, 2000, our gross spending for marketing activities was approximately 2.9% of our Nathan's company-owned restaurant sales.

      Through March 26, 2000, we continued Nathans' primary marketing emphasis on local store marketing campaigns featuring a value oriented strategy supplemented with promotional "Limited Time Offers." We anticipate that near-term marketing efforts for Nathan's will continue to emphasize local store marketing activities.

      These activities were supported by a regional newsprint campaign during the summer of 1999. As the concentration of "Nathan's Famous" restaurants in particular geographic areas increases, we believe the opportunity for effective regional media advertising may exist.

      In addition, SMG promotes and advertises the "Nathan's Famous" packaged retail brand, particularly in the New York metropolitan area, California, the greater Boston area, Phoenix, Arizona and throughout Florida. We believe that the advertising by SMG increases brand recognition and thereby indirectly benefits Nathan's restaurants in the areas in which SMG conducts its campaigns. From time to time, we also participate with SMG in joint promotional activities.

      We maintain separate advertising funds on behalf of the Kenny Rogers Roasters franchise system for regional and national advertising under the NF Roasters Corp. Franchise Agreement. Franchisees who signed up to participate in the new system are required to contribute to the advertising funds .50% of restaurant sales for advertising and promotion for the year April 1, 1999 through March 31, 2000 and .75% of restaurant sales for advertising and promotion thereafter. However, contributions to the marketing fund for the year April 1, 2000 through March 31, 2001 have been waived. New franchisees will be expected to spend on local marketing activities or contribute to the advertising funds up to 2.5% of restaurant sales for advertising and promotion.

      During the year, the Kenny Rogers Roasters ad fund's primary focus has been toward brand building and utilizing promotional "Limited Time Offers". These activities were further supported by activities such as regional free standing newspaper inserts and the introduction of new point of purchase materials. We anticipate that near term marketing efforts for Kenny Rogers Roasters will continue to emphasize local store marketing activities.

      We maintain a separate Production Advertising Fund for the creation and development of advertising, marketing, public relations, research and related programs for the Miami Subs system, as well as for other activities that we may deem appropriate. Franchisee and company-operated restaurants contribute 1.0% of each restaurants' gross sales to this fund. In addition, we maintain certain Regional Advertising Funds in which franchised and company-operated restaurants in the region contribute 2.0% of each restaurants' gross sales. If a restaurant is not located in an area where a regional advertising fund has been established, the franchisee or company-operated restaurant is required to spend at least 2.0% of the restaurants' gross sales for local advertising.

      Our Miami Subs advertising programs principally use radio and print, and carry the theme that Miami Subs offers a variety of menu selections at competitive, fast food prices. Our Miami Subs radio advertisements are broadcast principally in markets where there are sufficient restaurants to benefit from such advertisements.

      The physical facility of each Miami Subs restaurant represents a key component of our Miami Subs marketing strategy. The restaurants have well-lit exteriors featuring a distinctive roof design, an abundance of pastel neon lights and a lively interior featuring a tropical motif which we believe creates strong appeal during the day and night.

GOVERNMENT REGULATION

      We are subject to Federal Trade Commission ("FTC") regulation and several state laws which regulate the offer and sale of franchises. We are also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship.

      The FTC's "Trade Regulation Rule Concerning Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" requires us to provide disclosure of specified information to prospective franchisees. Fifteen states, including New York, also require similar disclosure. While the FTC rule does not require registration or filing of the disclosure document, fourteen states require franchisors to register the disclosure document (or obtain exemptions from that requirement) before offering or selling a franchise. The laws of seventeen other states require some form of registration under "business opportunity" laws, which sometimes apply to franchisors such as Nathan's, Kenny Rogers Roasters and Miami Subs.

      Laws which regulate one or another aspect of the franchisor-franchisee relationship presently exist in twenty-one states and the District of Columbia. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees in charges, royalties or fees. These laws have not precluded us from seeking franchisees in any given area. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations.

      We are not aware of any pending franchise legislation which we believe is likely to significantly affect our operations. We believe that our operations comply substantially with the FTC rule and state franchise laws.

      Each company-owned and franchised restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.

      We are also subject to the Federal Fair Labor Standards Act, which governs minimum wages, overtime, working conditions and other matters. We are also subject to other federal and state environmental regulations, which have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. In addition, the federal Americans with Disabilities Act ("ADA") applies with respect to the design, construction and renovation of all restaurants in the United States. Compliance with the ADA's requirements could delay or prevent the development of, or renovation to restaurants in certain locations, as well as add to the cost of such development.

      Each of the companies which manufactures, supplies or sells our products is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety and other departments. Difficulties or failures by these companies in obtaining the required licenses or approvals could adversely effect our revenues which are generated from these companies.

      Alcoholic beverage control regulations requires each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. At March 26, 2000, we offered for sale beer and wine in 7 of our existing company-operated Miami Subs restaurants. Each of these restaurants have current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

      We may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of its existing comprehensive general liability insurance and have never been named as a defendant in a lawsuit involving "dram-shop" statutes.

      We believe that we operate in substantial compliance with applicable laws and regulations governing our operations.

EMPLOYEES

      At March 26, 2000 we had approximately 871 employees, of whom 79 were corporate management and administrative employees, 131 were restaurant managers and 661 were hourly full-time and part-time food-service employees. Food-service employees at five locations are represented by Local 1115-NY a division of District 1115, AFL - CIO CLC, under various agreements which will expire in April 2003. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 28 years.

      We provide a training program for managers and assistant managers of our new company-owned and franchised restaurants. Hourly food workers are trained, on site, by managers and crew trainers following company practices and procedures outlined in its operating manuals.

TRADEMARKS

      We hold trademark and service mark registrations for NATHAN'S FAMOUS, NATHAN'S and Design, NATHAN'S FAMOUS SINCE 1916 and SINCE 1916 NATHAN'S FAMOUS within the United States with some of these marks holding corresponding foreign trademark and service mark registrations in more than 20 jurisdictions. We also hold various related marks for restaurant services and some food items.

      We hold trademark and service mark registrations for "Kenny Rogers Roasters Wood Fire Roasted Chicken", "It's the Wood that Makes It Good", "Kenny Rogers Roasters & Design", " Down Right Kickin BBQ Chicken",

"Everyone Else Is Just Plain Chicken", "There's Goodness Here", "When you choose Kenny Rogers Roasters, your heart is in the right place", "You're Gonna Love this Food", "Your Heart is in the Right Place" and "Roastie" within the United States. Some of these marks, as well as "Kenny Rogers Roasters" and the original Kenny Rogers logo, hold corresponding foreign trademark and service mark registrations in more than 80 jurisdictions.

      We have registered the marks "Miami Subs and Design" and "Miami Subs Grill and Design" with the United States Patent and Trademark Office. In addition, the marks have been registered in approximately 50 foreign countries.

      We believe that our trademarks and service marks provide significant value to us and are an important factor in the marketing of its products and services. We believe that we do not infringe on the trademarks or other intellectual property rights of any third parties.

COMPETITION

      The fast food restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of quick-service food and increases in the number of, and particular locations of, competing restaurants. Factors such as inflation, increases in food, labor and energy costs, the availability and cost of suitable sites, fluctuating interest and insurance rates, state and local regulations and licensing requirements and the availability of an adequate number of hourly paid employees can also adversely affect the fast food restaurant industry.

      Our restaurants compete with numerous restaurants and drive-in units operating on both a national and local basis, including major national chains with greater financial and other resources than ours. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. We also compete with local restaurants and diners on the basis of menu diversity, food quality, price, size, site location and name recognition. There is also active competition for management personnel as well as suitable commercial sites for restaurants.

      We believe that our emphasis on our signature products and the reputation of these products for taste and quality set us apart from our major competitors. As fast food companies have experienced flattening growth rates and declining average sales per restaurant, some of them have adopted "value pricing" and or deep discount strategies. These strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors' price reductions. We have introduced our own form of "value pricing," selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions. Extensive price discounting in the fast food industry could have an adverse effect on us.

      We also compete for the sale of franchises with many franchisors of restaurants and other business concepts to qualified and financially capable franchisees and with numerous companies for the sale and distribution of our licensed hot dogs and other packaged foods, within supermarkets, primarily on the basis of reputation, flavor, quality and price.

ITEM 2.  PROPERTIES

      Our principal executive offices consist of approximately 12,000 sq. ft. of leased space in a modern, high-rise office building in Westbury, New York. We also own Miami Subs' regional office consisting of approximately 8,500 sq. ft. in Fort Lauderdale, Florida. We also own four restaurant properties consisting of a, 2,650 sq. ft. Nathan's restaurant, at 86th Street in Brooklyn, New York, located on a 25,000 sq. ft. lot, a 3,100 sq. ft. Miami Subs restaurant operating in Miami, FL, a 2,400 sq. ft. Miami Subs restaurant in Largo, FL, located on a 47,000 sg. ft. lot and a 2,600 sq. Ft. Miami Subs restaurant in Miami, FL, located on a 25,000 sq. ft. lot. At March 26, 2000, other company-owned restaurants which were operating or developed were located in leased space with terms expiring as shown in the following table:


                                                                                     Current Lease               Approximate
                                                         Location                    Expiration Date            Square Footage
                                                         --------                    ---------------            --------------
   Nathan's Restaurants
   --------------------

Coney Island                                            Brooklyn, NY                 December 2008                  10,000
Coney Island Boardwalk                                  Brooklyn, NY                 October 2000                      440
Kings Plaza Shopping Center                             Brooklyn, NY                 September 2010                  4,200
Long Beach Road                                         Oceanside, NY                May 2001                        7,300
Central Park Avenue                                     Yonkers, NY                  April 2000                     10,000
Livingston Mall                                         Livingston, NJ               December 2000                   2,650
Paramus Park Shopping Center (1)                        Paramus, NJ                       ---                        ---
Jericho Turnpike                                        Commack, NY                  March 2003                      3,200
Hempstead Turnpike                                      Levittown, NY                September 2004                  4,100
Broad Hollow Road                                       Farmingdale, NY              April 2003                      2,200
Woodbridge Center (2)                                   Woodbridge, NJ               May 2000                        3,000
Jericho Home Depot                                      Jericho, NY                  September 2004                  1,500
Copaigue Home Depot                                     Copaigue, NY                 April 2005                      1,200
Flushing Home Depot                                     Flushing, NY                 June 2005                       1,500
Elmont Home Depot                                       Elmont, NY                   October 2005                    1,500
Union Home Depot                                        Union, NJ                    January 2008                      960
Staten Island Home Depot                                Staten Island, NY            July 2007                       1,680
Brooklyn Home Depot                                     Brooklyn, NY                 March 2008                        950

 Kenny Rogers Roasters
----------------------
Commack Roasters                                        Commack, NY                  October 2013                    3,100
Rockville Centre Roasters                               Rockville Centre, NY         April 2018                      4,000

 Miami Subs Restaurants
 ----------------------
17th Street                                             Ft. Lauderdale, FL           August 2003                     3,000
Lauderhill                                              Lauderhill, FL               May 2002                        4,000
Okeechobee                                              West Palm Beach, FL          December 2001                   3,500
South Miami                                             Miami, FL                    August 2006                     3,500
Lejune and 11th                                         Miami, FL                    September 2002                  2,500
Boca Raton                                              Boca Raton, FL               March 2006                      2,500
Houston                                                 Houston, TX                  February 2002                   3,600
Liberty Street                                          New York, NY                 September 2003                  5,306
University Blvd.                                        Orlando, FL                  July 2012                       3,032
Winter Park                                             Orlando, FL                  March 2014                      3,200


(1) Lease currently being renegotiated.
(2) Lease expired May 31, 2000.

      Leases for Nathan's restaurants typically provide for a base rental plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants' revenues. Many of the Nathan's leases also provide for renewal options ranging between 5 - 25 years upon expiration of the prime lease. We closed our original Nathan's location in the Paramus Park Shopping Center on March 25, 2000 and are currently negotiating a lease for a new Nathan's location within the mall. We closed our Nathan's restaurant in the Woodbridge Mall on May 31, 2000 due to the expiration of the lease.

      We assumed the leases for the two properties operated by Kenny Rogers Roasters from the previous restaurant operator. These leases have remaining terms of 13 and 18 years and also provide for a base rental plus real estate taxes, insurance and other expenses.

      Properties leased by Miami Subs restaurants generally provide for an initial lease term of up to 20 years and renewal terms of five to 20 years. The leases generally provide for fixed rentals plus adjustments based on changes in the consumer price index or percentage rentals on gross sales. Restaurants and other facilities are leased or sub-leased to franchisees or others on terms which are generally similar to the terms in our lease with the third-party landlord, except that in certain cases the rent has been increased. We remain liable for all lease costs when properties are sub-leased to franchisees or others. At March 26, 2000, we were the sublessor to 52 properties pursuant to these arrangements. Not included in the above table are eight properties we leased which were closed as of March 26, 2000. We are attempting to terminate these leases or sublease the properties to third parties. Two company-operated Miami Subs restaurants and 14 of the restaurants leased/sub-leased to franchisees or others are located outside of Florida.

      Aggregate rental expense, net of sublease income, under all current leases amounted to $2,848,000 in fiscal 2000.

ITEM 3.  LEGAL PROCEEDINGS

      We and our subsidiaries are from time to time involved in ordinary and routine litigation. We are also involved in the following litigation:

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

      On January 5, 1999, Miami Subs was served with a class action lawsuit entitled Robert J. Feeney, on behalf of himself and all others similarly situated vs. Miami Subs Corporation, et al., in Broward County Circuit Court, which was filed against Miami Subs, its directors and Nathan's in a Florida state court by a shareholder of Miami Subs. Subsequently, Nathan's and its designees to the Miami Subs Board were also served. The suit alleged that the proposed merger between Miami Subs and Nathan's, as contemplated by the companies' non-binding letter of intent, was unfair to Miami Subs' shareholders and constituted a breach by the defendants of their fiduciary duties to the shareholders of Miami Subs. The plaintiff sought among other things: 1. class action status; 2. preliminary and permanent injunctive relief against consummation of the proposed merger; and 3. unspecified damages to be awarded to the shareholders of Miami Subs.

      On April 7, 2000 the plaintiff filed his dismissal without prejudice of the action, effectively ending the case against all of the defendants

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES

      Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System ("Nasdaq") under the symbol "NATH." The following table sets forth the high and low closing share prices per share for the periods indicated:



                                                    High                               Low

---------------------------------------------------------------------------------------------

Fiscal year ended March 28, 1999
         First quarter                          $   4.44                            $ 3.69
         Second quarter                             4.63                              3.44
         Third quarter                              4.44                              3.34
         Fourth quarter                             4.28                              3.56

Fiscal year ended March 26, 2000
         First quarter                          $   4.19                           $  3.50
         Second quarter                             3.69                              3.13
         Third quarter                              3.66                              3.16
         Fourth quarter                             4.75                              3.06



At June 6, 2000 the closing price per share for our common stock, as reported by Nasdaq was $3.0625

DIVIDEND POLICY

      We have not declared or paid a cash dividend on our common stock since our initial public offering. It is our Board of Directors' policy to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

SHAREHOLDERS

      As of June 6, 2000, we had 840 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA





                                                                       FISCAL YEARS ENDED
                                             MARCH 26,          MARCH 28,           MARCH 29,         MARCH 30,        MARCH 31
                                               2000               1999                1998               1997           1996(1)
                                           -----------------------------------------------------------------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Statement of Operations Data:
Revenues:
 Sales                                            $30,463             $24,511           $23,530         $21,718        $21,167
 Franchise fees and royalties                       5,906               3,230             3,062           3,238          3,249
 License royalties and other income                 2,159               1,841             2,285           1,619          2,025
                                               --------------------------------------------------------------------------------
  Total revenues                                   38,528              29,582            28,877          26,575         26,441
                                               --------------------------------------------------------------------------------
Costs and Expenses:
 Cost of sales                                     19,614              15,367            14,468          13,031         12,833


   Restaurant operating expenses                    8,208               5,780             6,411           6,602          6,730
   Depreciation and amortization                    1,358               1,065             1,035           1,013          1,724
   Amortization of intangible assets                  716                 384               384             406            665
   General and administrative expenses              8,222               4,722             4,755           4,097          5,457
   Interest expense                                   198                   1                 6              16             28
   Impairment of long-lived assets                    465                 302               ---             ---          3,907
   Impairment of notes receivable                     840                 ---               ---             ---             --
   Other expense (income)                             427               (349)               ---             ---          1,570
                                               --------------------------------------------------------------------------------
    Total costs and expenses                       40,048              27,272            27,059          25,165         32,914
                                               --------------------------------------------------------------------------------
(Loss) income before (benefit) provision
 for income taxes                                 (1,520)               2,310             1,818           1,410        (6,473)
(Benefit) provision for income taxes                (250)               (418)               290             622           (49)
                                               --------------------------------------------------------------------------------
Net (loss) income                                ($1,270)              $2,728            $1,528            $788       ($6,379)
                                               ================================================================================
Per Share Data:
Net (loss) income
   Basic                                          ($0.22)               $0.58             $0.32           $0.17        ($1.35)
   Diluted                                        ($0.22)               $0.57             $0.32           $0.17        ($1.35)

Dividends                                            ----                ----              ----            ----           ----

Number of common shares used in computing
net (loss) income per share
   Basic                                            5,881               4,722             4,722           4,722          4,722
   Diluted                                          5,881               4,753             4,749           4,729          4,722

Balance Sheet Data at End of Fiscal Year:
 Working capital (deficit)                      ($    322)            $ 3,708           $ 6,105         $ 4,802        $ 3,937
 Total assets                                      48,583              31,250            29,539          27,794         27,765
 Long term debt, net of current maturities          3,131                   0                 9              21             35
 Stockholders' equity                            $ 33,347             $26,348           $23,586         $21,976        $21,142
                                               --------------------------------------------------------------------------------
Selected Restaurant Operating Data:
 Systemwide Restaurant Sales:
  Company-owned                                  $ 27,478             $21,981           $22,332         $21,718        $21,167
  Franchised                                      152,627              64,178            58,802          63,564         68,009
                                               --------------------------------------------------------------------------------
   Total                                         $180,105             $86,159           $81,134         $85,282        $89,176
                                               ================================================================================
Number of Units Open at End of Fiscal Year:
  Company-owned                                        32                  25                27              26             27
  Franchised                                          415                 163               156             147            178
                                               --------------------------------------------------------------------------------
   Total                                              447                 188               183             173            205
                                               ================================================================================


Notes to Selected Financial Data

(1) Our fiscal year ends on the last Sunday in March which results in a 52 or 53 week year. Fiscal 1996 was a 53 week year.

(2) Common stock equivalents have been excluded from the computation for the years ended March 26, 2000 and March 31, 1996 as the impact of their inclusion would have been anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      During the current fiscal year ended March 26, 2000, we completed two acquisitions that provided us with two highly recognized brands. On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, we acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation we did not already own. Our revenues are generated primarily from operating company-owned restaurants and restaurant franchising under the Nathan's, Kenny Rogers and Miami Subs brands, licensing agreements for the sale of Nathan's products within supermarkets and selling products under Nathan's Branded Product Program. The Branded Product Program enables foodservice operators to offer Nathans' hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

      At March 26, 2000, our combined systems consisted of 32 company-owned units, 415 franchised or licensed units in addition to over 1,000 Nathan's Branded Product points of distribution that feature Nathan's world famous all-beef hot dogs, located in forty-four states, the District of Columbia and sixteen foreign countries. At March 26, 2000, our company-owned restaurant system included 19 Nathan's units, 11 Miami Subs units and 2 Kenny Rogers Roasters units, as compared to 25 Nathan's units at March 28, 1999.

      In connection with our acquisition of Miami Subs, we are in the process of closing up to 18 underperforming restaurants, including up to five company-operated restaurants.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 26, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 28, 1999

Revenues

      Total sales were $30,463,000 for the fifty-two weeks ended March 26, 2000 ("the fiscal 2000 period") as compared to $24,511,000 for the fifty-two weeks ended March 28, 1999 ("the fiscal 1999 period"). Of the total increase, sales increased by $6,985,000 as a result of the acquisitions made this year. Company-owned restaurant sales of the Nathan's brand decreased 6.0% or $1,318,000 to $20,664,000 from $21,982,000. This restaurant sales decline is primarily due to the impact of franchising three company-owned restaurants and closing three other unprofitable company-owned restaurants during the current fiscal year and closing two company-owned units during the prior fiscal year due to the lease expirations. The total sales decline during the fiscal 2000 period attributable to these 8 stores was $1,763,000. Comparable restaurant sales of the Nathan's brand increased by 1.1% versus the fiscal 1999 period. We continued to emphasize local store marketing activities, new product introductions and value pricing strategies for the Nathan's brand. These activities were supplemented by a regional newsprint campaign during the summer of 1999. Pursuant to our exclusive co-branding agreement with Arthur Treachers, we began test marketing Arthur Treachers signature products in four company-owned Nathan's restaurants during September and October 1999. Based upon the success of these tests, we have extended these co-branding efforts within company-owned units and have made Arthur Treachers products available to franchisees. At June 15, 2000 Arthur Treachers' products were featured in 14 Nathan's restaurants. Sales from the Branded Product Program increased by 18.0% to $2,985,000 during the fiscal 2000 period as compared to sales of $2,530,000 in the fiscal 1999 period.

      Franchise fees and royalties increased by 82.8% or $2,676,000 to $5,906,000 in the fiscal 2000 period compared to $3,230,000 in the fiscal 1999 period. Increases in franchise income resulting from the acquisitions made during the fiscal 2000 period were $2,685,000. Nathans' franchise royalties increased by $60,000 or 2.2% to $2,758,000 in the fiscal 2000 period as compared to $2,698,000 in the fiscal 1999 period. Franchise restaurant sales of the Nathan's brand increased by 2.0% to $65,458,000 in the fiscal 2000 period as compared to $64,178,000 in the fiscal 1999 period. At March 26, 2000, there were 415 franchised or licensed restaurants within the franchise system, including 160 Nathan's locations. Franchise fee income derived from Nathan's restaurant openings was $463,000 in the fiscal 2000 period as compared to $532,000 in the fiscal 1999 period. This decrease was primarily attributable to the difference between the number and types of franchised units opened between the two periods. During the fiscal 2000 period, twenty-one new Nathan's franchised or licensed units opened, including two units in Egypt.

      License royalties were $1,722,000 in the fiscal 2000 period as compared to $1,415,000 in the fiscal 1999 period. Increases in license royalties resulting from the acquisitions made during the fiscal 2000 period were $86,000. The majority of the remaining increase is attributable to sales by SMG, Inc., our licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

      Equity in (losses) earnings of unconsolidated affiliate of ($163,000), represents our proportionate share of Miami Subs' net loss for the period March 1, 1999 through the date of the merger on September 30, 1999. Included in Miami Subs' net loss for that period were merger costs of $325,000.

      Investment and other income was $600,000 in the fiscal 2000 period versus $400,000 in the fiscal 1999 period. Increased other income attributable to the acquisitions made during the fiscal 2000 period were $308,000. During the fiscal 2000 period our marketable investment securities earned approximately $132,000 more than the prior fiscal year. This was due to earning less interest income than the fiscal 1999 period due primarily to the reduced amount of its fixed income securities which was more than offset by the difference in performance of the equity markets between the two periods. Additionally, we earned approximately $118,000 less miscellaneous income during the fiscal 2000 period as compared to the fiscal 1999 period and recognized a loss of approximately $123,000 on the disposal of fixed assets.

Costs and Expenses

      Cost of sales increased by $4,247,000 from $15,367,000 in the fiscal
1999 period to $19,614,000 in the fiscal 2000 period. Of the total increase, cost of sales increased by $4,831,000 as a result of the acquisitions made during the fiscal 2000 period. Lower costs of approximately $45,000 were incurred in connection with the Nathan's Branded Product Program. Restaurant cost of sales associated with the Nathan's brand were lower due primarily to the closure of two company-owned Nathan's restaurants during the fiscal 1999 period, the closure of three unprofitable company-owned Nathan's restaurants during the fiscal 2000 period and the franchising of three company-owned Nathan's units during the fiscal 2000 period which were partly offset by the exclusion of costs of operating the Nathan's Kings Plaza restaurant which was being renovated during fiscal 1999. Our cost of restaurant sales for the Nathan's brand was 60.5% of restaurant sales in the fiscal 2000 period as compared to 61.0% of restaurant sales in the fiscal 1999 period. The decrease, as a percentage of restaurant sales, is due partly to the increase in the amount of the average check over the prior period and lower costs of food and labor as a percentage of restaurant sales during the fiscal 2000 period. We continue to seek to operate more efficiently as a means to minimize the margin pressures which have become an integral part of competing in the current value conscious marketplace.

      Restaurant operating expenses increased by $2,428,000 from $5,780,000 in the fiscal 1999 period to $8,208,000 in the fiscal 2000 period. Of the total increase, restaurant operating expenses increased by $2,366,000 as a result of the acquisitions made this year. Restaurant operating expenses associated with the Nathan's brand were $5,842,000 during the fiscal 2000 period versus $5,780,000 during the fiscal 1999 period. This increase in restaurant operating costs was due primarily to higher costs of operating the restaurant that was renovated last year of approximately $146,000, higher occupancy costs of approximately $107,000, higher insurance costs of approximately $68,000 and higher marketing costs of approximately $138,000, which were partly offset by lower costs due to operating fewer company-owned restaurants of approximately $430,000.

       Depreciation and amortization increased by $293,000 from $1,065,000 in the fiscal 1999 period to $1,358,000 in the fiscal 2000 period. Depreciation expense increased as a result of the acquisitions made during the fiscal 2000 period by $323,000.

       Amortization of intangible assets increased by $332,000 from $384,000 in the fiscal 1999 period to $716,000 in the fiscal 2000 period. This increase is due to the amortization, based upon the preliminary purchase price allocations, of the Kenny Rogers Roasters intellectual property acquired on April 1, 1999 and the Miami Subs acquisition on September 30, 1999.

      General and administrative expenses increased by $3,500,000 to $8,222,000 in the fiscal 2000 period as compared to $4,722,000 in the fiscal 1999 period. Of the total increase, general and administrative expenses increased by $2,692,000 as a result of the acquisitions made during the fiscal 2000 period. General and administrative expenses, excluding the impact of Miami Subs and Kenny Rogers Roasters, increased by $808,000 or 17.1% primarily due to increased compensation expense of $339,000, increased provisions for doubtful accounts of approximately $262,000, higher professional fees for legal, audit and tax services of approximately $148,000 and approximately $76,000 associated with costs in connection with the migration of the Miami Subs support functions to New York which commenced effective March 27, 2000.

      Interest expense of $198,000 primarily relates to assumed indebtedness as of the date of the acquisition. Since the acquisition, we have repaid notes totaling approximately $1,929,000 and therefore anticipate lower interest expense in the future.

      Impairment charges on notes receivable of $840,000, reflects write-down pursuant to SFAS No.114 - "Accounting by Creditors for Impairment of a Loan", on six notes receivable.

      Impairment charges on fixed assets of $465,000 during the fiscal 2000 period and $302,000 during the fiscal 1999 period reflect valuation allowances pursuant to SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"" relating to three under-performing stores in the fiscal 2000 period and four under-performing stores in the fiscal 1999 period.

      Other expense (income) of $427,000 during the fiscal 2000 period includes approximately $191,000 of ongoing lease expenses of units that were operating during the period that are part of the plan to be closed and $236,000 in connection with the satisfaction of certain financial guarantees, compared to the prior fiscal year when we reversed previous litigation accruals in the amount of $349,000 resulting from the conclusion of the associated litigation.

Income Taxes

      In the fiscal 2000 period, the income tax benefit was ($250,000) or(16.4%) of loss before income taxes as compared to the income tax benefit of ($418,000) or (18.1%) of income before taxes in the fiscal 1999 period. During fiscal 1999 management determined that, based upon the facts and circumstances at the time, it was more likely than not that a portion of our deferred tax assets would be realized. Accordingly, we reduced our valuation allowance by $1,443,000 in fiscal 1999. The fiscal 1999 provision before adjustment for the valuation allowance was $1,025,000 or 44.4% of income before taxes. Management will continue to monitor the likelihood of continued realizability of its deferred tax asset and may, if deemed appropriate under the facts and circumstances at that time, recognize further adjustments to our deferred tax valuation allowance in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes".

FISCAL YEAR ENDED MARCH 28, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 29,1998

Revenues

      Total sales increased 4.2% or $981,000 to $24,511,000 for the fifty-two weeks ended March 28, 1999 ("fiscal 1999") from $23,530,000 for the fifty-two weeks ended March 29, 1998 ("fiscal 1998"). Sales from the Branded Product

Program, which was first introduced in fiscal 1998, increased by $1,331,000 or 111% to $2,529,000 for fiscal 1999 as compared to $1,198,000 for fiscal 1998.
Company-owned restaurant sales decreased 1.6% or $350,000 to $21,982,000 from $22,332,000. During fiscal 1999, we were forced to close two of our restaurants which had previously been operating under month-to-month leases, resulting in a sales decline of approximately $734,000 versus the prior year. Comparable unit sales increased by approximately 1.3% in fiscal 1999 versus fiscal 1998. Comparable unit sales are based on units operating for 18 months or longer as of the beginning of the fiscal year. We continue to emphasize local store marketing activities, new product introductions and value pricing strategies. These activities were supplemented with a radio and billboard campaign during the summer 1998. During fiscal 1999, we completed the renovation of our 86th Street restaurant in Brooklyn, NY, which included a drive- thru operation, and our restaurant in the Kings Plaza Shopping Center. Plans are currently being considered to renovate and modernize the appearance and design of certain other company-owned units. At March 28, 1999 and March 29, 1998, there were 25 and 27 company-owned Nathan's units, respectively.

      Franchise fees and royalties increased by $168,000 or 5.5% to $3,230,000 in fiscal 1999 compared to $3,062,000 in fiscal 1998. Franchise royalties increased by $209,000 or 8.4% to $2,698,000 in fiscal 1999 as compared to $2,489,000 in fiscal 1998. Franchise restaurant sales, upon which royalties are based, increased by 9.1% or $5,376,000, to $64,178,000 in fiscal 1999, compared to $58,802,000 in fiscal 1998. The majority of the sales increase can be attributed to the additional franchised and licensed units operating during fiscal 1999. Franchise fee income was $532,000 in fiscal 1999, compared to $573,000 in fiscal 1998 due primarily to the difference in the amount of forfeitures and expirations recognized into income between the two years. During fiscal 1999, 21 new franchised or licensed units opened, including the second restaurant in Israel, and the first Kosher Nathan's restaurant in Brooklyn, New York. We also executed an agreement for international development within Egypt. At March 28, 1999, there were 163 franchised or licensed restaurants as compared to 156 at March 29, 1998.

       License royalties decreased by $80,000 or 5.4% to $1,415,000 in fiscal 1999, compared to $1,495,000 in fiscal 1998. During fiscal 1999, we earned royalties of approximately $137,000 under a new license agreement for the sale of Nathans' home meal replacements in supermarkets. Fiscal 1998 results included $240,000 of income recognized from amortization of a deferred fee received from SMG, Inc., which was fully amortized in March 1998.

      Investment and other income was $400,000 in fiscal 1999 versus $790,000 in fiscal 1998. Approximately $263,000 of the decrease is the result of lower earnings on our marketable investment securities resulting from the difference in the performance of the financial markets between the two years, the impact of the fiscal 1998 shift into tax exempt securities and lower investment earnings from the reduced principle amount of marketable investment securities after we made our equity investment in Miami Subs Corp. During fiscal 1998, we also recognized a gain of approximately $130,000 from the sale of an underperforming restaurant.

Costs and Expenses

      Cost of sales increased by $899,000 from $14,468,000 in fiscal 1998 to $15,367,000 in fiscal 1999. Higher costs were incurred in conjunction with the growth of the Branded Product Program, the new restaurants opened in the fourth quarter fiscal 1998 that operated during fiscal 1999 and the higher costs of restaurant sales. The cost of restaurant sales was 61.0% of restaurant sales in fiscal 1999 as compared to 60.5% of restaurant sales in fiscal 1998. This increase is due primarily to higher food costs associated with our ongoing promotional activities and an increase in labor costs of 0.6% of restaurant sales due primarily to the impact of the minimum wage increase which took effect in September 1997. We continue to seek to operate more efficiently and expects to seek selective price adjustments wherever available to minimize the margin pressures which have become an integral part of competing in the current value conscious marketplace.

       Restaurant operating expenses decreased by $631,000 from $6,411,000 in fiscal 1998 to $5,780,000 in fiscal 1999. This decrease can be primarily attributed to a four month cost hiatus during the renovation of our Kings Plaza restaurant of approximately $72,000, reduced costs of property taxes arising from successful tax certiorari proceedings of approximately $100,000, lower insurance costs of approximately $106,000, lower utility costs of approximately

$128,000 due primarily to reduced electric rates on Long Island and the impact of restaurants closed and other lower expenses resulting from the different restaurants operated between the two periods. As a percentage of restaurant sales, restaurant operating expenses were 26.3% in fiscal 1999 as compared to 28.4% in fiscal 1998.

      Depreciation and amortization increased by $30,000 or 2.9% from $1,035,000 in fiscal 1998 to $1,065,000 in fiscal 1999. Amortization of intangibles was $384,000 in fiscal 1999 as compared to $384,000 in fiscal 1998.

      General and administrative expenses decreased by $33,000 to $4,722,000 in fiscal 1999, compared to $4,755,000 in fiscal 1998. We incurred lower general & administrative expenses for professional fees of $236,000 and lower bad debts of approximately $36,000. Offsetting these savings were increases of approximately $133,000 relating to salaries for additional personnel primarily to support new growth initiatives, $42,000 relating to international development efforts and $82,000 associated with management incentive plans based upon the achievement of predetermined financial targets.

      Impairment charge on long lived assets of $302,000 is associated with four underperforming stores pursuant to Statement of Financial Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

      Other expense (income) reflects the reversal of previous litigation accruals in the amount of ($349,000) resulting from the conclusion of the associated litigation.

Income Taxes

      In fiscal 1999, the income tax benefit was ($418,000) or (18.1%) of income before taxes as compared to a provision of $290,000 in fiscal 1998. For each fiscal year we reduced our valuation allowance because management determined that, based upon the facts and circumstances at the time, it was more likely than not that a portion of its deferred tax assets would be realized. Accordingly, we reduced our valuation allowance by $1,443,000 in fiscal 1999 as compared to $523,000 in fiscal 1998 .The fiscal 1999 provision before adjustment for the valuation allowance was $1,025,000 or 44.4% of income before taxes as compared to the fiscal 1998 provision before adjustment for the valuation allowance of $814,000 or 44.8% of income before taxes. Management will continue to monitor the likelihood of continued realizability of our deferred tax asset and may, if deemed appropriate under the facts and circumstances at that time, recognize further adjustments to our deferred tax valuation allowance in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents at March 26, 2000 aggregated $2,397,000, increasing by $232,000 during the fiscal 2000 period. At March 26, 2000, marketable securities and investment in limited partnership totalled $2,997,000 and the working capital deficit was $322,000 at March 26, 2000.

      Cash provided by operations of $1,977,000 in the fiscal 2000 period is primarily attributable to net loss of $1,270,000, non-cash charges of $4,560,000, including depreciation and amortization of $2,074,000, impairment charges on notes receivable and long lived assets of $1,305,000, allowance for doubtful accounts of $895,000, equity in loss of unconsolidated affiliate of $163,000 and loss on disposal of fixed assets of $123,000. Other changes within the operating accounts, net of the assets and liabilities purchased in the merger, were decreases in marketable investment securities of $270,000, an increase in notes and accounts receivables of $504,000, an increase in prepaid expenses and other current assets of $187,000, a decrease in other assets of $182,000, decreases in accounts payable and accrued expenses of $158,000, a decrease in other noncurrent liabilities of $682,000 and an increase in deferred franchise fees and other revenue of $721,000.

      Cash provided by investing activities of $184,000 includes cash acquired in connection with the Miami Subs merger of $3,429,000, net of acquisition costs and payments received on notes receivable of $320,000. Cash used in investing activities was $1,590,000 for the acquisition of the intellectual property of the Kenny Rogers Roasters restaurant system, including expenses and $1,975,000 primarily relating to our acquisition of two Kenny Rogers Roasters restaurants and capital improvements of company-owned restaurants and other fixed asset additions. We plan to invest approximately $600,000 renovating the two recently acquired Kenny Rogers Roasters restaurants.

      Cash used in financing activities of $1,929,000 represents repayments of assumed Miami Subs notes payable and capitalized lease obligations. We anticipate that we may further reduce the amount of Miami Subs notes payable in the future.

      In connection with the acquisition of Miami Subs, we are in the process of closing up to 18 underperforming Miami Subs restaurants. Accordingly, we expect to incur future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating such leases. At present we have accrued $660,000 of lease termination costs, however, we are unable to reasonably estimate these final costs. At March 26, 2000, the minimum annual lease payments for the affected stores where no termination cost has been accrued was $1,322,000, with remaining lease terms ranging from 2 years up to approximately 18 years.

      We expect that we will reinvest in certain existing restaurants in the future and that we will fund those investments from our operating cash flow. We do not currently expect to incur significant capital expenditures to develop new company-owned restaurants, which would require debt or equity financing.

      Although we had a working capital deficit of $322,000 at March 26, 2000, we believe that available cash, marketable securities and investment in limited partnership and internally generated funds should provide sufficient capital to finance our operations through fiscal 2001. We maintain a $5,000,000 uncommitted bank line of credit and have not borrowed any funds to date under this line of credit.

SEASONALITY

      Our business is affected by seasonal fluctuations, the effects of weather and economic conditions. Historically, sales and earnings have been highest during our first two fiscal quarters with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in our marketplace for our company-owned Nathan's stores, which is principally the New York metropolitan area. Miami Subs' restaurant sales have historically been strongest the period March through August, which approximates our first and second quarters, as a result of a heavy concentration of restaurants being located in Florida. As a result, we believe that future revenues may become slightly more seasonal.

IMPACT OF INFLATION

      During the past several years our commodity costs have remained relatively stable. As such, we believe that inflation has not materially impacted earnings. Substantial increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry. In 1996, legislation was enacted which increased the Federal minimum wage, from $4.25 per hour to $4.75 on October 1, 1996 with another increase to $5.15 on September 1, 1997. We experienced higher labor costs on a relatively small proportion of our workforce as a result of the September 1997 increase. Currently, various legislators are re-examining additional changes to the minimum wage requirements. At this time, different bills have been passed by the Senate and the House of Representatives proposing to further increase the Federal minimum wage, which is expected to go to conference during the summer 2000. We believe that any further increases in the minimum wage could have a significant financial impact on us and we might have to reconsider our pricing strategy as a means to offset any legislated increase to avoid reducing operating margins.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet, measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of its operations as the Company does not presently make use of derivative instruments.

In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for recognizing revenue, specific criteria to be met, along with required disclosures related to revenue recognition.

FORWARD LOOKING STATEMENTS

      Certain statements contained in this report are forward-looking statements. Forward-looking statements represent our judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware. These risks and uncertainties, many of which are not within our control, include, but are not limited to: economic, weather, legislative and business conditions; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; ability to continue to attract franchisees; the ability to purchase its primary food and paper products at reasonable prices; no material increases in the minimum wage; and our ability to attract competent restaurant and managerial personnel. We generally identify forward-looking statements with the words "believe", "intend," "plan," "expect," "anticipate," "estimate," "will," "should" and similar expressions.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time or reinvestment as a result of intervening events.

      We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments and a highly liquid investment limited partnership that invests principally in equities. These investments are subject to fluctuations in interest rates and the performance of the equity markets.

      The interest rate on our borrowings are generally determined based upon prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

      The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities.

      Foreign franchisees generally conduct business with us and make payments in, United States dollars, reducing the risks inherent with changes in the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required in response to this item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to the Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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



Exhibit
  No.                                             Exhibit
-------                                           -------
  3.1      Certificate of Incorporation.(Incorporated by reference to Exhibit 3.1 to Registration Statement on Form
           S-1 No. 33-56976.)
  3.2      Amendment to the Certificate of Incorporation, filed  December 15, 1992.(Incorporated by reference to
           Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)
  3.3      By-Laws, as amended. (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for
           the fiscal year ended March 28, 1999.)
  4.1      Specimen Stock Certificate.(Incorporated by reference to Exhibit 4.1 to Registration Statement on Form
           S-1 No. 33-56976.)
  4.2      Form of Warrant issued to Ladenburg, Thalmann & Co., Inc. (Incorporated by reference to Exhibit 4.2 to
           Registration Statement on Form S-1 No. 33-56976.)
  4.3      Form of Warrant issued to Howard M. Lorber. ( Incorporated by reference to  Exhibit 4.3 to the Annual
           Report filed on form 10-K for the fiscal year ended March 27, 1994.)
  4.4      Amendment to Warrant issued to Howard M. Lorber  (Incorporated by reference to Exhibit 4.4 to the
           Annual Report filed on form 10-K for the fiscal year ended March 31, 1996.)
  4.5      Specimen Rights Certificate (Incorporated by reference to Exhibit 4 to the Current Report on form 8-K dated July 14, 1995.)
 10.1      Employment Agreement with Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit
           10.1 to Registration Statement on Form S-1 No. 33-56976.)
 10.2      Leases for premises at Coney Island, New York, as  follows: (Incorporated by reference Exhibit 10.3 to
           Registration Statement on Form S-1 No. 33-56976.)
         a)       Lease, dated November 22, 1967, between Nathan's Realty  Associates and the Company.
         b)       Lease, dated November 22, 1967, between Ida's Realty Associates and the Company.
         c)       Lease, dated November 17, 1967, between Ida's Realty Associates and the Company.
 10.3      Leases for the premises at Yonkers, New York, as follows: (Incorporated by reference to Exhibit 10.4 to
           Registration Statement on Form S-1 No. 33-56976.)
         a)       Lease Modification of Land and Building Lease between the Yonkers Corp. and the Company, dated November 19, 1980;
         b)       Lease Modification of Land and Building Lease between 787 Central Park Avenue, Inc., and the
                  Company dated May 1, 1980.
 10.4      Lease with NWCM Corp. for premises at Oceanside, New York, dated March 14, 1975.  (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)




Exhibit
  No.                                          Exhibit
-------                                        -------
10.5       1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.8 to  Registration Statement on Form S-8 No. 33-93396.)
10.6       Area Development Agreement with Marriott Corporation, dated February 19, 1993. (Incorporated by reference to Exhibit 10.9(a) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993.)
10.7       Area Development Agreement with Premiere Foods, dated September 11, 1990. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 No. 33-56976.)
10.8       Form of Standard Franchise Agreement.  (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1
           No. 33-56976.)
10.9       401K Plan and Trust.  (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1
           No. 33-56976.)
10.10      Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, with
           Wayne Norbitz.  ( Incorporated by reference to Exhibit 10.19 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)
10.11      License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc., including amendments and waivers thereto.  ( Incorporated by reference to Exhibit 10.21 to the Annual
           Report filed on form 10-K for the fiscal year ended March 27, 1994.)
10.12      Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-8 No. 33-89442.)
10.13      Home Depot Food Service Lease Agreement. (Incorporated by reference to Exhibit 10.24 to the Annual
           Report filed on form 10-K for the fiscal year ended March 26, 1995.)
10.14      Modification Agreement to the Employment Agreement with Wayne Norbitz, dated  December 28, 1992.
           (Incorporated by reference to Exhibit 10.1 to the Quarterly  Report filed on form 10-Q for the  fiscal quarter ended December 29, 1996.)
10.15      Amendment to License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc.
           and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)
10.16      Warrant Agreement dated November 24, 1996 between the Company and Jerry Krevans. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on form 10-K for the fiscal year ended March 30,
           1997.)
10.17      Second Amended and Restated Rights Agreement dated as of April 6, 1998 between Nathan's Famous, Inc.
           and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Form 8-A/A dated April 6, 1998.)
10.18      1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Annual Report filed on form
           10-K for the fiscal year ended March 29, 1998.)
10.19      North Fork Bank Promissory Note.(Incorporated by reference to Exhibit 10.21 to the Annual Report filed on form 10-K for the fiscal year ended March 28, 1999.)
10.20      Amended and Restated Employment Agreement with Donald L. Perlyn effective September 30, 1999.
10.21      Third Amended and Restated Rights Agreement dated as of December 10, 1999 between Nathan's
           Famous, Inc. And American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.
10.22      Employment Agreement dated as of January 31, 2000 with Ronald DeVos.
10.23      Master Distributor Agreement with U.S. Foodservice, Inc..
10.24      Employment Agreement dated as of  January 1, 2000 with Howard M. Lorber.
21         List of Subsidiaries of the Registrant.
23.1       Consent of Arthur Andersen LLP.



       (b)  REPORTS ON FORM 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 23th day of June, 2000. Nathan's Famous, Inc.

/s/ WAYNE NORBITZ
----------------------------
Wayne Norbitz, President and
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 23th day of June, 2000.

/s/ HOWARD M. LORBER
----------------------------
Howard M. Lorber                     Chairman of the Board and Chief Executive
                                     Officer (Principal Executive Officer)

/s/ WAYNE NORBITZ                    President, Chief Operating Officer and
----------------------------         Director
Wayne Norbitz

/s/ RONALD G. DEVOS                  Vice President - Finance and Chief
----------------------------         Financial Officer  (Principal Financial and
Ronald G. DeVos                      Accounting Officer)


/s/ DONALD L. PERLYN                 Executive Vice President and Director
----------------------------
Donald L. Perlyn

/s/ ROBERT J. EIDE
----------------------------
Robert J. Eide                       Director

/s/ BARRY LEISTNER
----------------------------
Barry Leistner                       Director

/s/ BRIAN GENSON
----------------------------
Brian Genson                         Director

/s/ A. F. PETROCELLI
----------------------------
Attilio F. Petrocelli                Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statement of Nathan's Famous, Inc. and subsidiaries are included in item 8:


Financial Statements                                                         Page
--------------------                                                         ----

Report of Independent Public Accountants                                     F-2
Consolidated Balance Sheets as of March 26, 2000 and March 28, 1999          F-3
Consolidated Statements of Operations for the Fiscal Years
     ended March 26, 2000, March 28, 1999 and March 29, 1998                 F-4
Consolidated Statements of Stockholder Equity for the Fiscal Years
     ended March 26, 2000, March 28, 1999, and March 29, 1998                F-5
Consolidated Statements of Cash Flows for the Fiscal Years ended
     March 26, 2000, March 28, 1999 and March 29, 1998                       F-6
Notes to the Consolidated Financial Statements                               F-7



Financial Statement Schedules                                                Page
-----------------------------                                                ----

Report of Independent Public Accountants                                     S-1
Schedule II for the Fiscal Years ended March 26, 2000,
     March 28, 1999, and March 29, 1998                                      S-2


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Nathan's Famous, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Nathan's Famous, Inc., (a Delaware Corporation) and subsidiaries as of March 26, 2000 and March 28, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nathan's Famous, Inc. and subsidiaries as of March 26, 2000 and March 28, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 26, 2000 in conformity with accounting principles generally accepted in the United States.

                                                         /s/ Arthur Andersen LLP





New York, New York
June 21, 2000

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)



                                          ASSETS                                           March 26, 2000       March 28, 1999
                                                                                          ---------------      ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                   $    2,397           $    2,165
   Marketable securities and investment in limited partnership                                      2,997                3,267
   Notes and accounts receivables, net                                                              2,618                1,578
   Inventories                                                                                        543                  374
   Prepaid expenses and other current assets                                                          635                  411
   Deferred income taxes                                                                            1,578                  622
                                                                                               ----------           ----------
                  Total current assets                                                             10,768                8,417

   Notes receivable, net                                                                            2,527                   --
   Property and equipment, net                                                                     13,977                6,293
   Assets held for sale (Note 3)                                                                      945                   --
   Intangible assets, net                                                                          19,092               10,882
   Investment in unconsolidated affiliate (Note 9)                                                     --                4,441
   Deferred income taxes                                                                              711                  892
   Other assets, net                                                                                  563                  325
                                                                                               ----------           ----------
                                                                                               $   48,583           $   31,250
                                                                                               ==========           ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of notes payable and capital lease obligations                           $      279           $       --
   Accounts payable                                                                                 1,727                1,053
   Accrued expenses and other current liabilities                                                   8,398                3,434
   Deferred franchise fees                                                                            686                  222
                                                                                               ----------           ----------
                  Total current liabilities                                                        11,090                4,709

   Notes payable and capital lease obligations, less current maturities                             3,131                   --
   Other liabilities                                                                                1,015                  193
                                                                                               ----------           ----------
                  Total liabilities                                                                15,236                4,902
                                                                                               ----------           ----------

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 30,000,000 and 20,000,000 shares authorized,
     7,040,196 and 4,722,216 issued and outstanding at March 26, 2000 and March
     28, 1999, respectively                                                                            70                   47
   Additional paid-in capital                                                                      40,669               32,423
   Accumulated deficit                                                                             (7,392)              (6,122)
                                                                                               ----------           ----------
                  Total stockholders' equity                                                       33,347               26,348
                                                                                               ----------           ----------
                                                                                               $   48,583           $   31,250
                                                                                               ==========           ==========

The accompanying notes are an integral part of these consolidated balance sheets.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)



                                                                                        For the Fiscal Year Ended
                                                                         -------------------------------------------------------
                                                                          March 26, 2000      March 28, 1999      March 29, 1998
                                                                         ---------------      --------------      --------------
REVENUES:
   Sales                                                                    $    30,463        $    24,511         $    23,530
   Franchise fees and royalties                                                   5,906              3,230               3,062
   License royalties                                                              1,722              1,415               1,495
   Equity in (losses) earnings of unconsolidated affiliate                         (163)                26                  --
   Investment and other income                                                      600                400                 790
                                                                            -----------        -----------         -----------
                  Total revenues                                                 38,528             29,582              28,877
                                                                            -----------        -----------         -----------

COSTS AND EXPENSES:
   Cost of sales                                                                 19,614             15,367              14,468
   Restaurant operating expenses                                                  8,208              5,780               6,411
   Depreciation and amortization                                                  1,358              1,065               1,035
   Amortization of intangible assets                                                716                384                 384
   General and administrative expenses                                            8,222              4,722               4,755
   Interest expense                                                                 198                  1                   6
   Impairment charge on notes receivable                                            840                 --                  --
   Impairment charge on long lived assets                                           465                302                  --
   Other expense (income), (Note 12)                                                427               (349)                 --
                                                                            -----------        -----------         -----------
                  Total costs and expenses                                       40,048             27,272              27,059
                                                                            -----------        -----------         -----------

 (Loss) income before (benefit) provision for income taxes                       (1,520)             2,310               1,818

(Benefit) provision for income taxes (Note 13)                                     (250)              (418)                290
                                                                            -----------        -----------         -----------
                  Net (loss) income                                         $    (1,270)       $     2,728         $     1,528
                                                                            ===========        ===========         ===========

PER SHARE INFORMATION (Note 4):
   Net (loss) income per share:
     Basic                                                                  $     (.22)        $      .58          $      .32
                                                                            ==========         ==========          ==========
     Diluted                                                                $     (.22)        $      .57          $      .32
                                                                            ==========         ==========          ==========

   Weighted average shares used in computing net (loss) income:
     Basic                                                                        5,881              4,722               4,722
                                                                            ===========        ===========         ===========
     Diluted                                                                      5,881              4,753               4,749
                                                                            ===========        ===========         ===========


The accompanying notes are an integral part of these consolidated statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except  share amounts)

                                                                                                         Additional
                                                                             Common        Common         Paid-In
                                                                             Shares        Stock          Capital
                                                                           ---------      ---------      ---------

BALANCE, March 30, 1997                                                    4,722,216      $      47      $  32,388

   Amortization of deferred compensation relating to restricted stock             --             --             --
   Fair value of stock warrants granted to non-employees                          --             --             35
   Net income                                                                     --             --             --
                                                                           ---------      ---------      ---------

BALANCE, March 29, 1998                                                    4,722,216             47         32,423

   Amortization of deferred compensation relating to restricted stock             --             --             --
   Net income                                                                     --             --             --
                                                                           ---------      ---------      ---------

BALANCE, March 28, 1999                                                    4,722,216             47         32,423

   Common stock issued in connection with merger                           2,317,980             23          7,367
   Warrants issued in connection with merger                                      --             --            330
   Options assumed in connection with merger                                      --             --            549
   Net loss                                                                       --             --             --
                                                                           ---------      ---------      ---------

BALANCE, March 26, 2000                                                    7,040,196      $      70      $  40,669
                                                                           =========      =========      =========


                                                                                                              Total
                                                                             Deferred      Accumulated     Stockholders'
                                                                           Compensation      Deficit          Equity
                                                                           ------------    -----------     ------------

BALANCE, March 30, 1997                                                    $     (81)      $ (10,378)      $  21,976

   Amortization of deferred compensation relating to restricted stock             47              --              47
   Fair value of stock warrants granted to non-employees                          --              --              35
   Net income                                                                     --           1,528           1,528
                                                                           ---------       ---------       ---------

BALANCE, March 29, 1998                                                          (34)         (8,850)         23,586

   Amortization of deferred compensation relating to restricted stock             34              --              34
   Net income                                                                     --           2,728           2,728
                                                                           ---------       ---------       ---------

BALANCE, March 28, 1999                                                           --          (6,122)         26,348

   Common stock issued in connection with merger                                  --              --           7,390
   Warrants issued in connection with merger                                      --              --             330
   Options assumed in connection with merger                                      --              --             549
   Net loss                                                                       --          (1,270)         (1,270)
                                                                           ---------       ---------       ---------

BALANCE, March 26, 2000                                                    $      --       $  (7,392)      $  33,347
                                                                           =========       =========       =========



The accompanying notes are an integral part of these consolidated statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                               For the Fiscal Year Ended
                                                                                 ---------------------------------------------------
                                                                                  March 26, 2000     March 28, 1999   March 29, 1998
                                                                                  --------------     --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                 $(1,270)        $ 2,728          $ 1,528
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                                     1,358           1,065            1,035
     Loss on disposal of fixed assets                                                    123              --               --
     Impairment of long-lived assets                                                     465             302               --
     Impairment of notes receivable                                                      840              --               --
     Amortization of intangible assets                                                   716             384              384
     Issuance of stock warrants for services received                                     --              --               35
     Provision for doubtful accounts                                                     895              44               80
     Amortization of deferred compensation                                                --              34               47
     Gain on sale of restaurant                                                           --              --             (130)
     Equity in unconsolidated affiliate                                                  163             (26)              --
     Deferred income taxes                                                              (958)         (1,036)             (63)
   Changes in operating assets and liabilities, net of effects from acquisition of Miami Subs:
     Marketable securities and investment in limited partnership                         270           5,247             (874)
     Notes and accounts receivable                                                      (504)           (646)             (17)
     Inventories                                                                           3             (18)            (143)
     Prepaid expenses and other current assets                                          (187)           (268)             252
     Other assets                                                                        182              --               --
     Accounts payable, accrued expenses and other current
       liabilities                                                                      (158)         (1,177)             296
     Deferred franchise fees                                                             721              97             (144)
     Other non-current liabilities                                                      (682)             50               --
                                                                                     -------         -------          -------
              Net cash provided by operating activities                                1,977           6,780            2,286
                                                                                     -------         -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired in connection with merger, net of transaction
     costs                                                                             3,429              --               --
   Purchases of property and equipment                                                (1,975)         (1,485)          (1,740)
   Purchase of intellectual property                                                  (1,590)             --               --
   Investment of unconsolidated affiliate                                                 --          (4,415)              --
   Payments received on notes receivable                                                 320              --               --
   Proceeds from sale of property and equipment                                           --              --              130
                                                                                     -------         -------          -------
              Net cash (used in) provided by investing activities                        184          (5,900)          (1,610)
                                                                                     -------         -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal repayment of borrowings                                                  (1,927)             --               --
   Principal repayments of obligations under capital leases                               (2)            (21)             (17)
                                                                                     -------         -------          -------
              Net cash used in financing activities                                   (1,929)            (21)             (17)
                                                                                     -------         -------          -------

Net change in cash and cash equivalents                                                  232             859              659

CASH AND CASH EQUIVALENTS, beginning of year                                           2,165           1,306              647
                                                                                     -------         -------          -------

CASH AND CASH EQUIVALENTS, end of year                                               $ 2,397         $ 2,165          $ 1,306
                                                                                     =======         =======          =======

CASH PAID DURING THE YEAR FOR:
   Interest                                                                          $   207         $     1          $     6
                                                                                     =======         =======          =======
   Income taxes                                                                      $   831         $   218          $   421
                                                                                     =======         =======          =======

NONCASH FINANCING ACTIVITIES:
   Issuance of stock warrants for services received                                  $    --         $    --          $    35
                                                                                     =======         =======          =======
   Common stock, warrants and options issued in connection with
     acquisition                                                                     $ 8,269         $    --          $    --
                                                                                     =======         =======          =======

The accompanying notes are an integral part of these consolidated statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


1.   DESCRIPTION AND ORGANIZATION OF BUSINESS

Description of Business

Nathan's Famous, Inc. and Subsidiaries (collectively the "Company" or "Nathans") has historically operated a chain of retail fast food restaurants featuring Nathan's famous brand of all beef frankfurters, fresh crinkle-cut french fried potatoes, and a variety of other menu offerings. Since fiscal 1997, the Company has supplemented their Nathan's franchise program with their Nathans Branded Product Program which enables foodservice retailers to sell some of Nathan's proprietary products outside of the realm of a traditional franchise relationship. During fiscal 2000, the Company acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. ("Roasters") the franchisor of Kenny Rogers Roasters. In addition, Nathans completed a merger with Miami Subs Corporation ("Miami Subs") whereby it acquired the remaining 70% of Miami Subs common stock not already owned. Miami Subs features a wide variety of lunch, dinner and snack foods, including hot and cold sandwiches and various ethnic foods. Roasters features home-style family foods based on a menu centered around wood-fire rotisserie chicken.

At March 26, 2000, the Company's restaurant system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 32 company-owned units concentrated in the New York metropolitan area, New Jersey and Florida, 415 franchised or licensed units, including 24 carts, kiosks, and counter units, 8 units operating pursuant to management agreements and over 1,000 branded product points of sale under the Nathan's Branded Product Program, operating in 44 states, the District of Columbia, and 16 foreign countries.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Disclosures

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information". Pursuant to this pronouncement, operating segments, are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Nathans considers their subsidiaries to be in the food service industry and as a result have one single reporting operating unit.

Fiscal Year

The Company's fiscal year ends on the last Sunday in March, which results in a 52 or 53 week reporting period. The results of operations for all periods presented are on the basis of a 52-week reporting period.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash restricted for untendered shares associated with the Acquisition amounted to $83 at March 26, 2000 and March 28, 1999, respectively, and is included in cash and cash equivalents. At March 26, 2000, cash and cash equivalents included unexpended Miami Subs' advertising funds of $509 with the offset classified as current liabilities in the accompanying consolidated balance sheets.

Impairment of Notes Receivable

In accordance with SFAS No.114 "Accounting by Creditors for Impairment of a Loan", Nathans applies the provisions thereof to value notes receivable. Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors that should be considered include; 1) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions; 2) loans secured by collateral that is not readily marketable or
3) that are susceptible to deterioration in realizable value. When determining impairment, management's assessment includes its intention to extend certain leases beyond the minimum lease term and the note holders ability to meet its obligation over that extended term. In certain cases where Nathan's has determined that a loan has been impaired, it does not expect to extend or renew the underlying leases. Based on the Company's analysis it has determined that there are notes that have incurred such an impairment (Note 5). Following is a summary of the impaired notes receivable:

           Total recorded investment in impaired notes receivable                        $     1,830
           Allowance for impaired notes receivable                                              (840)
                                                                                         ------------
           Recorded investment in impaired notes receivable, net                         $       990
                                                                                         ===========

Inventories

Inventories, which are stated at the lower of cost or market value, consist primarily of restaurant food items, supplies, marketing items and equipment for sale under the Branded Product Program. Cost is determined using the first-in, first-out method.

Marketable Securities and Investment in Limited Partnership

The Company classifies its investments in marketable securities as "trading" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Such securities are reported at fair value, with unrealized gains and losses included as a component of net income. Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur. Investment income in the trading limited partnership is based upon Nathans proportionate share of the change in the underlying net assets of the partnership. The partnership invests primarily in publicly traded common stocks with a concentration in securities traded on exchanges in the United States.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Sales of Restaurants

The Company observes the provisions of SFAS No. 66, "Accounting for Sales of Real Estate," which establishes accounting standards for recognizing profit or loss on sales of real estate. This Statement provides for profit recognition by the full accrual method, provided (a) the profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. Unless both conditions exist, recognition of all or part of the profit shall be postponed and other methods of profit recognition shall be followed. In accordance with this Statement, the Company recognizes profit on sales of restaurants under both the installment method and the deposit method, depending on the specific terms of each sale.

During 1999, the Company entered into contracts to sell 6 restaurants in two separate transactions, for an aggregate sales price of $1,775. The sales price consists of down payments totaling $230, and the issuance of notes receivable by the buyers totaling $1,545. In accordance with the SFAS No. 66, profit from these sales is being recognized under the deposit method. For the fiscal year ended March 26, 2000, no revenue related to these sales has been recognized and the notes receivable have not been recorded. The Company continues to record depreciation expense on the property subject to the sales contracts and records any principal payments received as a deposit until such time that the transaction meets the sales criteria of SFAS No. 66. The deposits are included in accrued expenses in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated primarily on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The Company suspends depreciation and amortization on assets related to restaurants that are held for sale. The estimated useful lives are as follows:

     Building and improvements                                        5 - 25 years
     Machinery, equipment, furniture and fixtures                     5 - 15 years
     Leasehold improvements                                           5 - 20 years

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. The Company has identified three and four units that have been impaired, and recorded charges of $465 and $302 to the statements of operations for the fiscal years ended March 26, 2000 and March 28, 1999, respectively.

Intangible Assets

Intangible assets consist of (i) the goodwill resulting from the Acquisition;
(ii) trademarks and tradenames, franchise rights and recipes in connection with Roasters and (iii) goodwill and certain identifiable intangibles resulting from the Miami Subs acquisition (Note 3). These intangible assets are being amortized over periods from 10 to 40 years. The Company periodically reviews intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. Management believes that there is no impairment with respect to such intangible assets as of March 26, 2000.

Investment in Unconsolidated Affiliate

The Company accounted for its initial investment in Miami Subs under the equity method of accounting until the completion of the merger. Accordingly, the carrying value of the investment, prior to the acquisition, was equal to the Company's initial cash investment in Miami Subs, plus its share of the loss of Miami Subs through September 30, 1999 (Note 9).

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Fair Value of Financial Instruments

The Company accounts for the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The carrying value of all financial instruments reflected in the accompanying balance sheets approximated fair value at March 26, 2000 and March 28, 1999, respectively, with the exception of the investment in unconsolidated affiliate which had a fair value of $3,109 at March 28, 1999.

Stock-Based Compensation

The Company complies with the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS No. 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and net income per share in the notes to the financial statements (Note
14).

Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income), such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income must be reported on the face of the consolidated statements of operations or the consolidated statements of stockholders' equity. The Company's operations did not give rise to items includable in comprehensive income, which were not already in net
(loss) income for the three fiscal years in the period ended March 26, 2000. Accordingly, the Company's comprehensive income is the same as its net income for all years presented.

Start-up Costs

The Company accounts for pre-opening and similar costs in accordance with Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" which required companies to write-off all such costs as a "cumulative effect of accounting change" upon adoption and to expense all those costs as incurred in the future. The Company implemented the SOP during fiscal 1998, and the impact was not material to the results of operations.

Franchise and Area Development Fee Revenue Recognition

In connection with its franchising operations, the Company receives initial franchise fees, development fees, royalties, contributions to marketing funds, and in certain cases, revenue from sub-leasing restaurant properties to franchisees. Initial franchise fees are recognized as income when substantially all services and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. Development fees are non-refundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. Royalties, which are based upon a percentage of the franchisee's gross sales, are recognized as income when the fees are earned and become receivable and collectible. Revenue from sub-leasing properties to franchisees is recognized as income as the revenue is earned and becomes receivable and collectible. Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated financial statements. Franchise and area development fees received prior to completion of the revenue recognition process are recorded as deferred revenue. At March 26, 2000 and March 28, 1999, $686 and $222, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


Concentrations of Credit Risk

The Company's accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions and from sales under the Branded Product Program. At March 26, 2000, two franchisees represented approximately 11% each of franchise royalties receivable and at March 28, 1999, one franchisee, represented approximately 12%, of franchise royalties receivable (Note 5).

Advertising

The Company administers various advertising funds on behalf of its subsidiaries to coordinate the marketing efforts of the Company. Under these arrangements, the Company collects and disburses fees paid by franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions are based on specified percentages of net sales, generally ranging up to 3%. Advertising contributions from Company-owned stores are included in restaurant operating expenses in the accompanying consolidated statements of operations. Net Company-owned store advertising expense was $700, $436 and $424 for the fiscal years ended March 26, 2000, March 28, 1999 and March 29, 1998, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet, measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of its operations as the Company does not presently make use of derivative instruments.

In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for recognizing revenue, specific criteria to be met, along with required disclosures related to revenue recognition. SAB No. 101 did not have a material impact on the financial position or results of its operations.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


3.   ACQUISITIONS

On February 19, 1999, the U. S. Bankruptcy Court for the Middle District of North Carolina, Durham Division, confirmed the Joint Plan of Reorganization of the Official Committee of Franchisees of Roasters Corp. and Roasters Franchise Corp., operators of Kenny Rogers Roasters Restaurants. Under the Joint Plan of Reorganization, on April 1, 1999, Nathan's acquired the intellectual property rights, including trademarks, recipes and franchise agreements, of Roasters Corp. and Roasters Franchise Corp. for $1,250 in cash plus related expenses of approximately $340. NF Roasters Corp., a wholly-owned subsidiary, was created for the purpose of acquiring these assets. The acquired assets are recorded as intangibles in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over periods of 10 to 20 years. No company-owned restaurants were acquired in this transaction. Results of operations are included in these consolidated financial statements as of April 1, 1999. On November 17, 1999, Roasters acquired two restaurants from a franchisee for approximately $400, which opened in March and April 2000, respectively.

On November 25, 1998, the Company acquired 8,121,000 (2,030,250 after giving effect to a 4 for 1 reverse stock split) shares, or approximately 30% of the then outstanding common stock, of Miami Subs Corporation for $4,200, excluding transaction costs. On January 15, 1999, the Company and Miami Subs entered into a definitive merger agreement pursuant to which Nathan's would acquire the remaining outstanding shares of Miami Subs in exchange for shares of and warrants to purchase Nathan's common stock.

On September 30, 1999, Nathan's completed the acquisition of Miami Subs and acquired the remaining outstanding common stock of Miami Subs in exchange for 2,317,980 shares of Nathan's common stock, 579,040 warrants to purchase Nathan's common stock, and the assumption of existing employee options and warrants to purchase 542,284 shares of Miami Subs' common stock in connection with the merger. The total purchase price was approximately $13,000 including acquisition costs. The acquisition was accounted for as a purchase under Accounting Principles Board ("APB") Opinion No. 16, "Accounting for Business Combinations". In accordance with APB No. 16, the Company allocated the purchase price of Miami Subs based on the estimated fair value of the assets acquired and liabilities assumed. Portions of the purchase price allocations were determined by professional appraisers utilizing recognized valuation procedures and techniques. Goodwill of $2,087 resulted from the acquisition of Miami Subs is being amortized over a period of 20 years.

In connection with the acquisition of Miami Subs, Nathan's plans to permanently close 18 under performing company-owned restaurants. Nathan's expects to sell the related assets at amounts below the historical carrying amounts recorded by Miami Subs. In accordance with APB No. 16, the write-down of these assets was reflected as part of the purchase price allocation. The estimated disposal value is included in assets held for sale in the accompanying consolidated balance sheet.

As of March 26, 2000, the Company has accrued approximately $660 for lease termination costs, as part of the acquisition. Nathan's expects to accrue additional lease termination costs related to restaurants to be closed for which the amounts cannot be reasonably estimated at this time. Accordingly, goodwill associated with this acquisition will increase based upon the additional accruals recorded to close these remaining restaurants. As of March 26, 2000, future annual minimum lease payments related to the stores for which no accrual has yet been recorded, are $1,322 with remaining lease terms ranging from 2 to 18 years.

The preliminary allocation of purchase price is as follows:

       Current assets                                         $  5,481
       Property and equipment                                    7,730
       Assets held for sale                                        945
       Intangibles                                               5,249
       Goodwill                                                  2,087
       Notes receivable - long-term                              3,860
       Other assets                                                393
       Liabilities assumed                                     (12,734)
                                                              ---------
                Total                                         $ 13,011
                                                              ========

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


As indicated earlier, some allocations are based on studies and valuations which are currently being finalized. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein, except as it relates to the final lease acquisition reserve.

The consolidated results of operations for Miami Subs are included in the consolidated financial statements as of the date of acquisition. Summarized below are the unaudited pro forma results of operations for the fifty-two weeks ended March 26, 2000 and March 28, 1999 of Nathan's as though the Miami Subs acquisition had occurred as of the beginning of the periods presented. Adjustments have been made for amortization of goodwill based upon a preliminary allocation of the purchase price, salary expense based on employment agreements, reversal of Miami Subs merger costs, elimination of Nathan's 30% equity earnings in Miami Subs, reduction of interest income on marketable securities used to purchase the initial 30% of Miami Subs' common stock and issuance of common stock.

                                                               Fifty-two weeks ended
                                                      ------------------ --------------------
                                                        March 26, 2000      March 28, 1999
                                                                    Unaudited
Total revenues                                            $   50,455          $   53,278
                                                          ==========          ==========

Net (loss) income                                         $   (1,466)         $    3,436
                                                          ==========          ==========

Net (loss) income per share:
  Basic                                                   $     (.21)         $     0.49
                                                          ==========          ==========
  Diluted                                                 $     (.21)         $     0.49
                                                          ==========          ==========

Weighted average shares used in computing net (loss)
  income per share
  Basic                                                        7,040               7,040
                                                          ==========          ==========
  Diluted                                                      7,040               7,071
                                                          ==========          ==========

The unaudited pro forma information for the fifty-two weeks ended March 28, 1999 combines Nathan's results of operations for the fifty-two weeks ended March 28, 1999 with Miami Subs' results of operations for the twelve months ended May 31, 1999.

These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of actual results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or of the results which may occur in the future.

4.   NET (LOSS) INCOME PER SHARE

The Company complies with the provisions of SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, Basic Earnings Per Share is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted Earnings Per Share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

The following chart provides a reconciliation of information used in calculating the per share amounts for the years ended March 26, 2000, March 28, 1999 and March 29, 1998, respectively:

                                      Net (Loss) Income                    Shares              Net (Loss) Income Per Share
                              ------------------------------    ------------------------------ ---------------------------
                              2000 (1)      1999       1998     2000 (1)     1999       1998    2000 (1)  1999     1998
Basic EPS
 Basic calculation            $(1,270)    $ 2,728    $ 1,528      5,881      4,722      4,722    $(.22)   $.58     $.32
 Effect of dilutive
    employee stock options
    and warrants                   --          --         --         --         31         27      --     (.01)      --
                              -------     -------    -------    -------    -------    -------    -----    ----     ----

Diluted EPS
 Diluted calculation          $(1,270)    $ 2,728    $ 1,528      5,881      4,753      4,749    $(.22)   $.57     $.32
                              =======     =======    =======    =======    =======    =======    =====    ====     ====

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


     (1) Common stock equivalents have been excluded from the computation for earnings per share for the year end March 26, 2000 as their would be anti-dilutive.

5.   NOTES AND ACCOUNTS RECEIVABLE, net

Notes and accounts receivable, net, consists of the following:

                                                     2000      1999
     Notes receivable, net of impairment charges    $3,226    $   --
     Franchise and license royalties                 2,110     1,192
     Branded product sales                             365       460
     Other                                             253       393
                                                    ------    ------
                                                     5,954     2,045

     Less:  allowance for doubtful accounts            809       467
        Notes receivable due after one year          2,527        --
                                                    ------    ------
     Notes and accounts receivable                  $2,618    $1,578
                                                    ======    ======

Notes receivable at March 26, 2000 principally resulted from sales of restaurant businesses to franchisees by Miami Subs and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest with a balloon payment at the end of the term, with interest rates ranging principally between 8% and 12%.

6.   MARKETABLE SECURITIES AND INVESTMENT IN LIMITED PARTNERSHIP

Marketable securities at March 26, 2000 and March 28, 1999 consisted of trading securities with aggregate fair values of $2,997 and $3,267, respectively. Fair values of corporate and municipal bonds are based upon quoted market prices. Investment income in trading limited partnerships is based on the Company's proportionate share of the change in the underlying net assets of the partnership.

The gross unrealized holding gains and fair values of trading securities by major security type at March 26, 2000, March 28, 1999 and March 29, 1998 were as follows:

                                             2000                        1999                       1998
                                   ------------------------    ------------------------   -------------------------
                                     Gross                       Gross                       Gross
                                   Unrealized      Fair        Unrealized      Fair       Unrealized       Fair
                                    Holding      Value of       Holding      Value of       Holding      Value of
                                     Gain       Investments      Gain       Investments      Gain       Investments
                                     ----       -----------      ----       -----------      ----       -----------
Commercial paper                   $     --      $     --      $     --      $     --      $     --      $     --
Corporate bonds                          --            --             1           219             6           563
Municipal bonds                           3         1,539            63         2,011            29         6,936
Investment in trading limited
  partnerships*                         420         1,458            23         1,037           212         1,015
                                   --------      --------      --------      --------      --------      --------
                                   $    423      $  2,997      $     87      $  3,267      $    247      $  8,514
                                   ========      ========      ========      ========      ========      ========

* Subject to the terms of the partnership, the Company has the right to liquidate its investment in the trading limited partnerships without penalty.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


7.   PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

                                                        2000         1999
Construction in progress                              $ 1,055      $    94
Land                                                    3,631          896
Building and improvements                               4,149        1,630
Machinery, equipment, furniture and fixtures            6,258        4,703
Leasehold improvements                                  6,891        6,659
                                                      -------      -------
                                                       21,984       13,982
Less:  accumulated depreciation and amortization        8,007        7,689
                                                      -------      -------
                                                      $13,977      $ 6,293
                                                      =======      =======

Included in property and equipment, net is approximately $1,459 of assets subject to sales contracts (Note 2).

8. INTANGIBLE ASSETS, net

Intangible assets consist of the following:

                                                         2000         1999

Goodwill                                                $17,477      $15,390
Trademark, tradename, franchise rights and recipes        6,839           --
                                                        -------      -------
                                                         24,316       15,390

Less: accumulated amortization                            5,224        4,508
                                                        -------      -------
Intangible assets, net                                  $19,092      $10,882
                                                        =======      =======

Amortization expense related to these intangible assets was $716, $384 and $384 for each of the three fiscal years in the period ended March 26, 2000, March 28, 1999 and March 29, 1998, respectively.

9.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

On November 25, 1998, Nathan's acquired 8,121,000 (2,030,250 after giving effect to a 4 for 1 reverse stock split) shares of Miami Subs in a private purchase transaction from the former Chairman and CEO of Miami Subs in consideration of the sum of $4,200. The 2,030,250 shares represent approximately 30% of the then issued and outstanding shares of Miami Subs.

Condensed summarized financial data for Miami Subs as of and for the six months ended May 31, 1999, is as follows:

          Condensed Balance Sheet Data
          Current assets                           $ 6,513
          Non-current assets                        22,675
          Current liabilities                        5,949
          Non-current liabilities                    6,632

          Condensed Statements of Income Data

          Revenue                                  $11,771
          Net income                                    51

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


At March 28, 1999, the Company did not record in its investment balance the results of operations of Miami Sub's for the month ended March 31, 1999, and accordingly a one-month reporting lag existed in the investment in unconsolidated affiliate balance in the accompanying balance sheet at that time. Nathan's recorded its equity in loss up through the date of the acquisition of the remaining 70% of Miami Subs.

10.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:


                                                     2000        1999
Professional fees                                   $  813      $  492
Legal costs                                            427          41
Wages & bonuses                                      1,006         464
Vacation & sick                                        530         412
Lease termination closed restaurants                   660          --
Insurance                                              837         719
Untendered shares                                       83          83
Sales and payroll taxes payable                        170         291
Rent, occupancy and sublease termination costs       1,186         341
Restaurant sales deposit                               235          --
Marketing fund                                         509          --
Income taxes payable                                   273         129
Other                                                1,669         462
                                                    ------      ------
                                                    $8,398      $3,434
                                                    ======      ======

11.  NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

A summary of notes payable and capitalized lease obligations is as follows:


                                                                                             2000
Note payable to bank at 8.5% through January 2003 and adjusting to prime plus 0.25%
  in 2003, 2006, and 2009 and maturity in 2010                                             $ 1,667
Note payable to bank at 8.0% through January 2002 adjusting to prime plus 0.25% in
  2002 and 2005 and maturing in 2008                                                           869
Note payable to bank at 1.5% over prime (9.0% at March 26, 2000) and maturing in 2001          389
Note payable to bank at 8.75% and maturing in 2003                                             406
Capital lease obligations and other                                                             79
                                                                                           -------
                  Total                                                                      3,410

Less current portion                                                                          (279)
                                                                                           -------
Long-term portion                                                                          $ 3,131
                                                                                           =======

The above notes are secured by property and equipment with a book value of approximately $2,589 at March 26, 2000, and notes and accounts receivable of approximately $1,000.

At March 26, 2000, the approximate annual maturities of notes payable and capitalized lease obligations for each of the five years are $279, $605, $620, $235 and $236, respectively, and $1,435 thereafter.

The Company also maintains a $5,000 line of credit with its primary banking institution. Borrowings under the line of credit are intended to be used to meet the normal short-term working capital needs of the Company. The line of credit is not a commitment and, therefore, credit availability is subject to ongoing approval. The line of credit expires on October 1, 2000, and bears interest at the prime rate. There were no borrowings outstanding under this line of credit at March 26, 2000.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


12.  OTHER (EXPENSE) INCOME

Included in other (expense) income, in the accompanying consolidated statements of operations is (i) $236 in connection with the satisfaction of certain financial guarantees and $191 in lease expense resulting from the default of subleases for the year ended March 26, 2000 and (ii) the reversal of a previous litigation accrual of $349 (Note 15) for the year ended March 28, 1999.

13.  INCOME TAXES

Income tax (benefit) expense consists of the following for the years ended March 26, 2000, March 28, 1999 and March 29, 1998:

                                                                             2000          1999          1998
Federal:
  Current                                                                   $   461       $   453       $   255
  Deferred                                                                     (719)          297           331
                                                                            -------       -------       -------
                                                                               (258)          750           586
                                                                            -------       -------       -------
State and local:
  Current                                                                       247           165            98
  Deferred                                                                     (239)          110           129
                                                                            -------       -------       -------
                                                                                  8           275           227
                                                                            -------       -------       -------
Adjustment to valuation allowance relating to opening net deferred tax
  asset                                                                          --        (1,443)         (523)
                                                                            -------       -------       -------
                                                                            $  (250)      $  (418)      $   290
                                                                            =======       =======       =======

Total income tax (benefit) expense for fiscal years ended March 26, 2000, March 28, 1999 and March 29, 1998 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                        2000          1999          1998
Computed "expected" tax (benefit) expense                            $  (516)      $   785       $   618
Nondeductible amortization                                               212           131           131
State and local income taxes, net of Federal income tax benefit            8           181           149
Tax-exempt investment earnings                                           (30)         (112)          (55)
Change in the valuation allowance for net deferred tax assets             --        (1,443)         (523)
Meals and entertainment and other                                         76            40           (30)
                                                                     -------       -------       -------
                                                                     $  (250)      $  (418)      $   290
                                                                     =======       =======       =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                               2000          1999
Deferred tax assets:
  Accrued expenses                                                          $   601       $   591
  Allowance for doubtful accounts                                               409           196
  Impairment of notes receivable                                                352            --
  Deferred revenue                                                              501            43
  Depreciation expense and impairment of long-lived assets                      898         1,292
  Expenses not deductible until paid                                            789            --
  Net operating loss and other carryforwards                                  2,326            --
  Other                                                                         181            11
                                                                            -------       -------
             Total gross deferred tax assets                                  6,057         2,133
                                                                            -------       -------

Deferred tax liabilities:
  Amortization of intangibles                                                   297            --
  Unrealized gain on marketable securities and income on investment in          402           219
     limited partnership
  Other                                                                         343            --
                                                                            -------       -------
             Total gross deferred tax liabilities                             1,042           219
                                                                            -------       -------
             Net deferred tax asset                                           5,015         1,914
Less:  Valuation allowance                                                   (2,726)         (400)
                                                                            -------       -------
                                                                            $ 2,289       $ 1,514
                                                                            =======       =======

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


In both fiscal year 1999 and 1998, management of the Company determined that, more likely than not, a significant portion of its previously-reserved deferred tax assets would be realized and, accordingly, reduced the related valuation allowance. The reduction in the valuation allowance is included in the income tax (benefit) provision in the accompanying consolidated statement of operations for fiscal 1999 and 1998. The determination that the net deferred tax asset of $1,514 at March 28, 1999 was realizable was based on the Company's profitability during the past three fiscal years. The determination that the net deferred tax asset of $2,289 at March 26, 2000 is realizable is based on projected future taxable income.

As of the date of the acquisition, Miami Subs' had net operating loss carry-forwards of approximately $5.7 million which are available to reduce future taxable income through 2019 subject to limitations imposed under the Internal Revenue Code regarding changes in ownership which limits utilization of the carry-forwards on an annual basis. Miami Subs also has general business credit carry-forwards of approximately $274, which can be used to offset tax liabilities through 2010. Miami Subs' federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service ("IRS"). The reports of the examining agent issued in connection with these examinations indicate that additional taxes and penalties totaling approximately $2.4 million are due for such years. Miami Subs is appealing substantially all of the proposed adjustments. The Company has recorded a liability of $345 for this matter and believes that such accruals are adequate. Due to the uncertain outcome of the IRS examination and the Section 382 limitations, the Company has recorded a valuation allowance for the Miami Subs the carryforwards. In accordance with SFAS No. 109 "Accounting for Income Taxes" any future reduction in the acquired Miami Subs valuation allowance will reduce goodwill.

14.  STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

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

On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for the issuance of non-qualified stock options to non-employee directors, as defined, of the Company. Under the Directors' Plan, 200,000 shares of common stock have been authorized and issued pursuant to the Directors' Plan. Options awarded to each non-employee director are fully vested, subject to forfeiture under certain conditions and shall be exercisable upon vesting. There were no options granted under the provisions of the Directors Plan during the years ended March 26, 2000, March 28, 1999 and March 29, 1998, respectively. During the year, 50,000 options that were previously issued were canceled which are not available for reissuance.

In April 1998, the Company adopted the Nathan's Famous Inc. 1998 Stock Option Plan (the "New Plan"), which provides for the issuance of non-qualified stock options to directors, officers and key employees. Up to 500,000 shares of common stock have been reserved for issuance under the New Plan. In April 1998, the Company granted 120,000 ISO's under the 1992 Stock Option Plan and the Company also issued 30,000 stock options to its non-employee directors under the New Plan. In October 1999, the Company granted 465,000 stock options under the New Plan.

The Plan, the New Plan and the Directors' Plan expire on December 2, 2002, April 5, 2008 and December 31, 2004, respectively, unless terminated earlier by the Board of Directors under conditions specified in the Plan.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


The Company issued 478,584 stock options to employees of Miami Subs Corporation to replace 957,168 of previously issued Miami Subs options pursuant to the merger agreement and issued 47,006 new options. All options were fully vested upon consummation of the merger. Exercise prices range from a low of $3.1875 to a high of $22.2517 per share and expire at various times through September 30, 2009.

Warrants

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

In connection with the merger with Miami Subs, the Company issued 579,040 warrants to purchase common stock to the former shareholders of Miami Subs. These warrants expire on September 30, 2004 and have an exercise price of $6.00 per share. The Company also issued 63,700 warrants to purchase common stock to the former warrant holders of Miami Subs. Exercise prices range between $16.55 per share and $49.63 per share expiring through March 2006.

A summary of the status of the Company's stock option plans and warrants excluding warrants issued to former shareholders of Miami Subs at March 26, 2000, March 28, 1999 and March 29, 1998 and changes during the years then ended is presented in the tables and narrative below:

                                                            2000                      1999                       1998
                                                    --------------------      --------------------       ---------------------
                                                                Weighted                  Weighted                    Weighted
                                                                 Average                   Average                    Average
                                                                Exercise                  Exercise                    Exercise
                                                    Shares        Price       Shares        Price        Shares        Price
                                                    ------        -----       ------        -----        ------        -----
     Options outstanding - beginning of year        707,667        $5.08     600,167        $5.03        601,167        $5.54

       Granted                                      512,006         3.34     150,000         4.83              -            -
       Exercised                                          -                        -
       Replacement options - Miami Subs             478,584         6.04           -            -              -            -
       Canceled                                     (83,333)        5.50     (42,500)        5.08         (1,000)        7.00
                                                    --------                 -------                   ---------
     Options outstanding - end of year            1,614,924         4.79     707,667         5.08        600,167         5.03
                                                  =========                  =======                     =======
     Options exercisable - end of year            1,086,424                  528,167                     485,503
                                                  =========                  =======                     =======
     Weighted average fair value of options
       granted                                                     $2.10                    $1.77
                                                                   =====                    =====

     Warrants outstanding - beginning of year       350,000        $3.88     350,000        $3.88        200,000        $4.36

       Granted                                            -            -           -            -        150,000         3.25
       Replacement warrants - Miami Subs             63,700        24.09           -            -              -            -
       Expired                                      (12,500)       49.63           -            -              -            -
                                                    -------                  -------     --------        -------
     Warrants outstanding - end of year             401,200         5.66     350,000         3.88        350,000         3.88
                                                    -------                  -------                     -------
     Warrants exercisable - end of year             401,200                  237,500                     145,834
                                                    =======                  -------                     =======
     Weighted average fair value of warrants
       granted                                                                              $1.68                       $1.56
                                                                                            =====                       =====

At March 26, 2000, 85,666 common shares were reserved for future stock option issuance.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


The following table summarizes information about stock options and warrants (excluding warrants issued to the Miami Subs shareholders as part of the merger consideration) at March 26, 2000:

                                                                                                      Options and
                                                Options and Warrants Outstanding                   Warrants Exercisable
                                          Number           Weighted             Weighted         Number          Weighted
                                       Outstanding         Average              Average        Exercisable       Average
                                            at            Remaining             Exercise           at            Exercise
       Range of Exercise Prices          3/26/00       Contractual Life          Price           3/26/00          Price
         $  3.19    to  $  4.00          1,227,558              8.6             $   3.41           699,058       $   3.40
            4.01    to     7.00            614,903              4.6                 5.46           614,903           5.46
            7.01    to    22.25            173,663              2.5                15.16           173,663          15.16
                                     -------------     ------------           ----------      ------------     ----------
         $  3.19    to  $ 22.25          2,016,124              6.7             $   5.04         1,487,624       $   5.62
                                     =============     ============             ========      ============       ========

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                              2000          1999
Expected life (years)          6.3           6.5
Interest rate                 6.22%         5.58%
Volatility                    59.3%        32.77%
Dividend yield                   0%            0%

The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized in the accompanying financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below:

                                                              (in thousands, except per share amounts)
                                                                        2000               1999
        Net (loss) income:                  As reported             $    (1,270)       $     2,728
                                            Pro forma                    (1,907)             2,247

        Net (loss) income per share:        Basic
                                            As reported             $      (.22)       $      .58
                                            Pro forma                      (.32)              .48

                                            Diluted
                                            As reported             $      (.22)       $      .57
                                            Pro forma                      (.32)              .47

Because the SFAS No. 123 method of accounting is not applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


Common Stock Purchase Rights

On June 20, 1995, the Board of Directors declared a dividend distribution of one common stock purchase right (the "Rights") for each outstanding share of Common Stock of the Company. The distribution was paid on June 20, 1995 to the shareholders of record on June 20, 1995. The terms of the Rights were amended on April 6, 1998 and December 8, 1999. Each Right, as amended, entitles the registered holder thereof to purchase from the Company one share of the Common Stock at a price of $4.00 per share (the "Purchase Price"), subject to adjustment for anti-dilution. New Common Stock certificates issued after June 20, 1995 upon transfer or new issuance of the Common Stock will contain a notation incorporating the Rights Agreement by reference.

The Rights are not exercisable until the Distribution Date. The Distribution Date is the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Common Stock, as amended, or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement, or announcement of an intention to make a tender offer or exchange offer by a person (other than the Company, any wholly-owned subsidiary of the Company or certain employee benefit plans) which, if consummated, would result in such person becoming an Acquiring Person. The Rights will expire on June 19, 2005, unless earlier redeemed by the Company.

At any time prior to the time at which a person or group or affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of the Common Stock of the Company, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right. In addition, the Rights Agreement, as amended, permits the Board of Directors, following the acquisition by a person or group of beneficial ownership of 15% or more of the Common Stock (but before an acquisition of 50% or more of Common Stock), to exchange the Rights (other than Rights owned by such 15% person or group), in whole or in part, for Common Stock, at an exchange ratio of one share of Common Stock per Right.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company has reserved 6,297,216 shares of Common Stock for issuance upon exercise of the Rights.

Restricted Stock Grants

In December 1992, the Company awarded an aggregate of 50,016 shares of common stock to two executive officers. Pursuant to the terms of the agreement, the shares were subject to certain restrictions. Compensation expense, based upon the fair market value of the stock on the date of grant, was determined by the Company to be $7 per share. Aggregate compensation expense of $280 has been recognized ratably over the six year period in which the restrictions lapse and has been included as deferred compensation as a component of stockholders' equity in the accompanying consolidated statement of stockholders' equity. Compensation expense was approximately $0, $34 and $47 for the fiscal years ended March 26, 2000, March 28, 1999 and March 29, 1998, respectively. The restrictions lapsed for all shares in December 1998.

Employment Agreements

The Company and its Chairman and Chief Executive Officer entered into a new employment agreement effective as of January 1, 2000. The new employment agreement expires December 31, 2004. Pursuant to the agreement, the officer receives a base salary of $1.00 and an annual bonus equal to 5% of the company's consolidated pre-tax earnings for each fiscal year, with a minimum bonus of $250. The new employment agreement further provides for a three-year consulting period after termination of employment during which the officer will receive consulting payments in an annual amount equal to two thirds of the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination of his employment. The employment agreements also provide for the continuation of certain benefits following death or disability. In connection with the agreement, the Company agreed to issue to the officer 25,000 shares of common stock.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


In the event that the officer's employment is terminated without cause, he is entitled to receive his salary and incentive payment, if any, for the remainder of the contract term. The employment agreement further provides that in the event there is a change in control of the Company, as defined therein, the officer has the option, exercisable within one year after such an event, to terminate his employment agreement. Upon such termination, he has the right to receive a lump sum payment equal to the greater of (i) his salary and annual bonuses for the remainder of the employment term (including a prorated bonus for any partial fiscal year), which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination; or (ii) 2.99 times his salary and annual bonus for the fiscal year immediately preceding the fiscal year termination, as well as a lump sum cash payment equal to the difference between the exercise price of any exercisable options having an exercise price of less than the current market price of the Company's common stock and such then current market price. In addition, the Company will provide the officer with a tax gross-up payment to cover any excise tax due.

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement has been extended annually through December 31, 1998, based on the original terms, and no non-renewal notice has been given as of June 21, 2000. The agreement provides for annual compensation of $275 plus certain other benefits. In November 1993, the Company amended this agreement to include a provision under which the officer shall have the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

The Company and the President of Miami Subs, pursuant to the merger agreement, entered into an employment agreement on September 30, 1999 for a period commencing on September 30, 1999 and ending on September 30, 2002. The agreement provides for annual compensation of $200 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. The agreement includes a provision under which the officer shall have the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

The Company and its Vice President - Finance and Chief Financial Officer entered into an employment agreement on January 31, 2000 that ends on January 31, 2002. The agreement provides for annual compensation of $155 plus certain other benefits. This agreement includes a provision under which the officer shall have the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

The Company and two executives of Miami Subs, pursuant to the merger agreement, entered into employment agreements on September 30, 1999 for a period commencing on September 30, 1999 and ending on September 30, 2000 or September 30, 2001. The agreements provide for total annual compensation of $260 plus certain other benefits and automatically renew annually unless 180 days prior written notice is given to the employee. The agreement includes a provision under which the officer shall have the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company upon 30 days prior written notice by the Company in the event of disability or "cause", as defined in each agreement.

401(k) Plan

In March 1992, the Company adopted a defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code covering all non-union employees over age 21 who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 15% of their total annual salary. Company contributions are discretionary. Beginning with the plan year ending February 28, 1994, the Company elected to match contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee's total annual salary. Employer contributions for the fiscal years ended March 26, 2000, March 28, 1999 and March 29, 1998 were $21, $13 and $12, respectively.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

15.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company's operations are principally conducted in leased premises. The leases generally have initial terms ranging from 5 to 20 years and usually provide for renewal options ranging from 5 to 20 years. Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance). Certain of the leases require additional (contingent) rental payments if sales volumes at the related restaurants exceed specified limits. As of March 26, 2000, the Company has non-cancelable operating lease commitments, net of certain sublease rental income, as follows:


                                                               Lease            Sublease         Net lease
                                                            Commitments         Income          Commitments
                                                            -----------         ------          -----------
                          2001                                   7,179            3,715             3,464
                          2002                                   6,630            3,327             3,303
                          2003                                   5,872            2,897             2,975
                          2004                                   5,222            2,543             2,679
                          2005                                   4,746            2,327             2,419
                          Thereafter                            24,266           13,774            10,492

The Company also owns or leases sites, which it leases or subleases to franchisees. The Company remains liable for all lease costs when properties are subleased to franchisees. In addition, the Company guarantees the lease payments of two franchised locations, aggregating approximately $82,000 through June 2000.

The Company also subleases non-Miami Subs locations to third parties. Such sub-leases provide for minimum annual rental payments by the Company aggregating approximately $118,000 and expire on various dates through 2004 exclusive of renewal options.

Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense was approximately $123, $113 and $124 for the fiscal years ended March 26, 2000, March 28, 1999 and March 29, 1998, respectively.

Contingencies

On February 28, 1995, an action entitled Textron Financial Corporation v. 1045 Rush Street Associates, Stephen Anfang, and Nathan's Famous, Inc. was instituted in the Circuit Court of Cook County, Illinois County Department, Chaucery Division. The complaint alleges that the Company conspired to perpetrate a fraud upon the plaintiff and alleges that the Company breached its lease with 1045 Rush Street associates and the estoppel agreement delivered to the plaintiff in connection therewith by subleasing these premises and thereafter assigning the lease with respect to the premises to a third party franchisee, and further by failing to pay rent under this lease on and after July 1990. This complaint seeks damages in the amount of at least $1,500. The Company has filed its answer to this complaint denying the material allegations of the complaint and asserting several affirmative defenses to liability including, but not limited to, the absence initially or subsequent failure of consideration for the estoppel agreement, equitable estoppel, release, failure to mitigate and other equitable and legal defenses. The plaintiff has added as additional parties defendant, the attorney who represented the landlord in the financing transaction in connection with which the Estoppel Agreement was required. The Company and some of the named defendants entered into a Settlement with Textron whereby all of the plaintiff's claims against the Company and the other defendants were resolved under a Settlement Agreement and Mutual Release that provide for payments to be made jointly by all of the defendants on or before December 30, 1998 and January 15, 1999, which payments were made (Note 12).

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


On or about December 1996, Nathan's Famous Systems, Inc. ("Systems") instituted an action in the Supreme Court of New York, Nassau County, against Philli Foods, Inc. a franchisee, and Calvin Danzig as a guarantor of Foods' payment and performance obligations, to recover royalty fees and advertising contributions due to Systems in the aggregate amount of $36 under a franchise agreement between Systems and Phylli Foods dated June 1, 1994. In their answer, the defendants essentially denied the material allegations of the complaint and interposed counterclaims against Systems in which they alleged essentially that Systems fraudulently induced the defendants to purchase the franchise from Systems or did so by means of negligent misrepresentation. Defendants also alleged that by reason of Systems' allegedly fraudulent and deceitful conduct, Systems violated the General Business Law of New York. As a consequence of the foregoing, the defendants are seeking damages in excess of five million dollars, as well as statutory relief under the General Business Law. Systems has moved to dismiss the counterclaims on the grounds that they are insufficiently pleaded and otherwise fail to state a sustainable claim against Systems upon which relief may be granted. During fiscal 1998, Systems' motion was granted except for the claim seeking statutory relief under the General Business Law.

The Company was named as one of three defendants in an action commenced in June 1997, in the Supreme Court of New York, Queens County. According to the complaint, the plaintiff, a dentist, is seeking injunctive relief and damages in an amount exceeding $5,000 against the landlord, one of the Company's franchisees and the Company claiming that the operation of a restaurant in a building in Long Island City created noxious and offensive fumes and odors that allegedly were injurious to the health of the plaintiff and his employees and patients, and interfered with, and irreparably damaged his practice. Plaintiff also claims that the landlord fraudulently induced him to enter a lease extension by representing that the first floor of the building would be occupied by a non-food establishment. As a result of a motion for summary judgement by the Company and Nathans Famous Systems, Inc. ("Systems") which, as the actual franchisor was added to the action as a defendant, the Company was dismissed from the action. Neither the Company or Systems believes that there is any merit to the plaintiff's claims against Systems inasmuch as Systems never was a party to the lease, and the restaurant, which closed in or about August 1995, was operated by a franchisee exclusively. By stipulation, the plaintiff has recently agreed to limit his damages only to the costs associated with relocating his practice which are less than $500. The Company is defending the action vigorously.

On January 5, 1999, Miami Subs was served with a class action lawsuit entitled Robert J. Feeney, on behalf of himself and all other similarly situated vs. Miami Subs Corporation, et al., in Broward County Circuit Court, which was filed against Miami Subs, its directors and Nathan's in a Florida state court by a shareholder of Miami Subs. Since that time, the Company and its designees to the Miami Subs board have also been served. The suit alleges that the proposed merger between Miami Subs and the Company, as contemplated by the companies' non-binding letter of intent, is unfair to Miami Subs' shareholders and constitutes a breach by the defendants of their fiduciary duties to the shareholders of Miami Subs. The plaintiff seeks among other things: (i) class action status; (ii) preliminary and permanent injunctive relief against consummation of the proposed merger; and (iii) unspecified damages to be awarded to the shareholders of Miami Subs. On April 7, 2000, the plaintiff filed his dismissal without prejudice of the action, effectively ending the case against all the defendants.

The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

16.  RELATED PARTY TRANSACTIONS

As of March 26, 2000, Miami Subs leased five restaurant properties from Kavala, Inc., a private company owned by Gus Boulis, a former shareholder of Miami Subs. Future minimum rental commitments due to Kavala at March 26, 2000 under these existing leases was approximately $1.5 million. In 1997, Miami Subs leased a then vacant, non-Miami Subs property to a company owned by Boulis. In connection with the acquisition of Miami Subs in November 1998, Nathans purchased all of the shares of Miami Subs Common Stock owned by Boulis for $4,200 and he resigned all positions therein.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


Mr. Donald L. Perlyn has been an officer of Miami Subs since 1990, a Director since 1997 and President and Chief Operating Officer since July 1998. Mr. Perlyn has been a director of Nathans since October 1999. Mr. Perlyn serves as a member of the Board of Directors of Arthur Treachers Inc. Miami Subs has been granted certain exclusive co-branding rights by Arthur Treachers, Inc. and Mr. Perlyn has been granted options to acquire approximately 175,000 shares of Arthur Treachers' common stock.

17. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 2000, the Company's management continued to monitor and evaluate the collectibility and potential impairment of its assets, in particular, notes receivable, and certain fixed assets. In connection therewith, additional allowances for doubtful accounts of $399, impairment charges on certain notes receivable of $273 and impairment charges on fixed assets of $465 were recorded in the fourth quarter. Additionally, Nathans recorded a $191 lease rental reserve resulting from the default of subleases for space which is not expected to be utilized by Nathans and $236 in connection with the satisfaction of certain financial guarantees. It is management's opinion that these adjustments are properly recorded in the fourth quarter based upon the facts and circumstances that became available in that period.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                  (In thousands, except share data)
                                                                  ---------------- ---------------- -------------- ----------------
                                                                       First           Second           Third          Fourth
                                                                      Quarter          Quarter         Quarter         Quarter
       Fiscal Year 2000
       Revenues                                                      $    8,074       $    8,219       $  12,048      $ 10,187
       Gross profit (a)                                                   2,528            2,585           3,152         2,584
       Net (loss) income                                                    469              616            (227)       (2,128)
                                                                     ==========       ==========       ==========     =========

       Per share information:
       Net (loss) income per share:
         Basic (b)                                                   $      .10       $      .13       $    (.03)     $   (.30)
                                                                     ==========       ==========       ==========     =========
         Diluted (b)                                                 $      .10       $      .13       $    (.03)     $   (.30)
                                                                     ==========       ==========       ==========     =========

       Shares used in computation of net income per share:
         Basic (b)                                                        4,722            4,722           7,040         7,040
                                                                     ==========       ==========       ==========     =========
         Diluted (b)                                                      4,744            4,722           7,040         7,040
                                                                     ==========       ==========       ==========     =========

       Fiscal Year 1999
       Revenues                                                      $    7,821       $    8,166       $   7,215      $    6,380
       Gross profit (a)                                                   2,560            2,650           2,181           1,753
       Net income                                                           574              751             412             991
                                                                     ==========       ==========       ==========     ==========

       Per share information:
       Net income per share:
         Basic                                                       $     .12        $     .16        $     .09      $     .21
                                                                     =========        =========        =========      =========
         Diluted                                                     $     .12        $     .16        $     .09      $     .21
                                                                     =========        =========        =========      =========

       Shares used in computation of net income per share:
         Basic                                                            4,722            4,722           4,722           4,722
                                                                     ==========       ==========       ==========     ==========
         Diluted                                                          4,762            4,754           4,750           4,753
                                                                     ==========       ==========       ==========     ==========


(a)  Gross profit represents the difference between sales and the cost sales.

(b) The sum of the quarters does not equal the full year per share amounts included in the accompanying consolidated statements of operations due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

               REPORT OF INDEPENDENT PUBLIC ACCOUTANTS ON SCHEDULE


To Nathan's Famous, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Nathan's Famous, Inc. and subsidiaries, included in this Form 10-K and have issued our report thereon dated June 21, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /s/ Arthur Andersen LLP





New York, New York
June 21, 2000

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                         COL. A                           COL. B        COL. C         COL. C        COL. D         COL. E

                                                                      Additions
                                                         Balance       charged      Additions
                                                            at            to        charged to                     Balance at
                       Description                                    costs and       other                       end of period
                                                         beginning     expenses      accounts       Deductions
                                                         of period
    YEAR ENDED MARCH 29, 2000
     Allowance for doubtful accounts - notes and                                          404 (e)
      accounts receivable                                $     467    $     895     $      32 (c)   $    989 (a)  $     809
                                                         =========    =========     =========       ========      =========
     Lease termination cost                              $  -         $  -          $     660 (d)   $ -           $     660
                                                         =========    =========     =========       ========      =========

    YEAR ENDED MARCH 28, 1999:
     Allowance for doubtful accounts - notes and                                                    $     79 (a)
                                                                                                    =========
      accounts receivable                                $     543    $      44     $      29 (c)   $     70 (b)  $     467
                                                         =========    =========     =========       ========      =========

    YEAR ENDED MARCH 26, 1998:
     Allowance for doubtful accounts - notes and                                                    $     85 (a)
                                                                                                    =========
      accounts receivable                                $     581    $      80     $  -            $     33 (b)  $     543
                                                         =========    =========     =========       ========      =========


(a)  Uncollectible amounts written off

(b)  Uncollectible advertising fund receivables

(c)  Provision charged to advertising fund

(d)  Lease termination charge to purchase accounting

(e)  Acquired
                                       S-2