Form 10-Q
period 2000-06-25
NATHANS FAMOUS INC
filed 2000-08-08
CIK 69733

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended JUNE 25, 2000.

[    ]   Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period
         from                            to                           .
              --------------------------    --------------------------

                          Commission File Number 0-3189

                              NATHAN'S FAMOUS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 11-3166443
                 --------                                 ----------
     (State or other jurisdiction of                    (IRS employer
      incorporation or organization)                identification number)

                 1400 OLD COUNTRY ROAD, WESTBURY, NEW YORK 11590
                 -----------------------------------------------
          (Address of principal executive offices including zip code)

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

At June 25, 2000, an aggregate of 7,040,199 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          Page
                                                                                        Number
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 25, 2000 and
                  March 26, 2000                                                             3

                  Consolidated Statements of Earnings - Thirteen Weeks
                  Ended June 25, 2000 and June 27, 1999                                      4

                  Consolidated Statements of Stockholders' Equity -
                  Thirteen Weeks Ended June 25, 2000                                         5

                  Consolidated Statements of Cash Flows - Thirteen Weeks
                  Ended June 25, 2000 and June 27, 1999                                      6

                  Notes to Consolidated Financial Statements                                 7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       10


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                          13



SIGNATURES                                                                                  14

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                              June            March
                                                                            25, 2000         26, 2000
                                                                            --------         --------
                                                                          (Unaudited)
Current assets:
       Cash and cash equivalents including unexpended
         marketing fund  contributions of $3,569 and $509 and
         restricted cash of $83 and $83, respectively                       $ 7,047       $ 2,397
       Marketable securities and investment in limited partnership            2,269         2,997
       Notes and accounts receivables, net                                    4,632         2,618
       Inventories                                                              598           543
       Prepaid expenses and other current assets                                659           635
       Deferred income taxes                                                  1,578         1,578
                                                                            -------       -------
                  Total current assets                                       16,783        10,768

Notes receivable, net                                                         2,455         2,527
Property and equipment, net                                                  14,181        13,977
Assets held for sale                                                            945           945
Intangible assets, net                                                       18,891        19,092
Deferred income taxes                                                           711           711
Other assets, net                                                               520           563
                                                                            -------       -------
                                                                            $54,486       $48,583
                                                                            =======       =======

Current liabilities:
       Current maturities of notes payable and capital lease obligations    $   284       $   279
       Accounts payable                                                       1,101         1,727
       Accrued expenses and other current liabilities                        12,672         8,398
       Deferred franchise fees                                                  552           686
                                                                            -------       -------
                  Total current liabilities                                  14,609        11,090

       Notes payable and capital lease obligations, less current maturities   3,056         3,131
       Other liabilities                                                      2,729         1,015
                                                                            -------       -------
                  Total liabilities                                          20,394        15,236
                                                                            -------       -------

Stockholders' equity:
       Common stock, $.01 par value - 30,000,000 and 30,000,000 shares authorized, 7,040,199 and 7,040,196 issued and
         outstanding, respectively                                               70            70
       Additional paid-in-capital                                            40,669        40,669
       Accumulated deficit                                                   (6,647)       (7,392)
                                                                            -------       -------
                  Total stockholders' equity                                 34,092        33,347
                                                                            -------       -------
                                                                            $54,486       $48,583
                                                                            =======       =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              Thirteen weeks ended June 25, 2000 and June 27, 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                           2000             1999

Sales                                                                    $  9,901          $ 6,608
Franchise fees and royalties                                                2,289              963
License royalties                                                             577              406
Investment and other income                                                   337               97
                                                                         --------          -------

                  Total revenues                                           13,104            8,074
                                                                         --------          -------

Costs and expenses:
       Cost of sales                                                        6,414            4,080
       Restaurant operating expenses                                        2,457            1,529
       Depreciation and amortization                                          468              259
       Amortization of intangible assets                                      201              113
       General and administrative expenses                                  2,241            1,283
       Interest expense                                                        72             ---
                                                                         --------          -------
                  Total costs and expenses                                 11,853            7,264
                                                                         --------          -------

Income before income taxes                                                  1,251              810
Provision for income taxes                                                    506              341
                                                                         --------          -------

Net income                                                               $    745          $   469
                                                                         ========          =======

PER SHARE INFORMATION
Net income per share
       Basic                                                             $   0.11          $  0.10
                                                                         ========          =======
       Diluted                                                           $   0.11          $  0.10
                                                                         ========          =======

Shares used in computing net income
       Basic                                                                7,040            4,722
                                                                         ========          =======
       Diluted                                                              7,044            4,744
                                                                         ========          =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Thirteen weeks ended June 25, 2000
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                                                 Total
                                                                               Additional       Accum-           Stock-
                                               Common            Common         Paid in-        ulated           holders'
                                               Shares             Stock         Capital         Deficit          Equity
Balance, March 26, 2000                       7,040,196         $     70        $ 40,669       $ (7,392)         $ 33,347

Warrants exercised in connection
  with Miami Subs acquisition                         3               --              --                               --

Net income                                                                                          745               745
                                              ---------         --------        --------       --------          --------
 Balance, June. 25, 2000                      7,040,199         $     70        $ 40,669       $ (6,647)         $ 34,092
                                              =========         ========        ========       ========          ========


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Thirteen weeks ended June 25, 2000 and June 27, 1999
                                 (In thousands)
                                   (Unaudited)

                                                                                     2000          1999
Cash flows from operating activities:
       Net income                                                                   $   745       $   469
       Adjustments to reconcile net income to
         net cash provided by operating activities:
             Depreciation and amortization                                              468           259
             Amortization of intangible assets                                          201           113
             Provision for doubtful accounts                                             21            18
Changes in operating assets and liabilities, net of effects from acquisition of business:
             Marketable securities and investment in limited partnership                728           (29)
             Notes  and accounts receivables, net                                    (2,042)         (248)
             Inventories                                                                (55)          (48)
             Prepaid expenses and other current assets                                  (24)          144
             Accounts payable and accrued expenses                                    3,648           465
             Deferred franchise and area development fees                              (134)          (86)
             Other assets, net                                                           43           135
             Other non current liabilities                                            1,714             1
                                                                                    -------       -------
               Net cash provided by operating activities                              5,313         1,193
                                                                                    -------       -------
Cash flows from investing activities:
       Purchase of property and equipment                                              (672)         (148)
       Purchase of intellectual property                                                 --        (1,590)
       Investment in unconsolidated affiliate                                            --           (20)
       Payments received on notes receivable                                             79            --
                                                                                    -------       -------
               Net cash provided by (used in) investing activities                     (593)       (1,758)
                                                                                    -------       -------
Cash flows from financing activities:
       Principal repayment of borrowings and obligations under capital leases           (70)           --
                                                                                    -------       -------
         Net cash used in financing activities                                          (70)           --
                                                                                    -------       -------
Net increase (decrease) in cash and cash equivalents                                  4,650          (565)
Cash and cash equivalents, beginning of period                                        2,397         2,165
                                                                                    -------       -------
Cash and cash equivalents, end of period                                            $ 7,047       $ 1,600
                                                                                    =======       =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for income taxes                                 $   209       $   102
                                                                                    =======       =======
       Cash paid during the period for interest                                     $    75       $    --
                                                                                    =======       =======


          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 25, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's") for the thirteen week periods ended June 25, 2000 and June 27, 1999 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan's Annual Report on Form 10-K for the fiscal year ended March 26, 2000.


NOTE B - NF ROASTERS CORP. ACQUISITION

On February 19, 1999, the U. S. Bankruptcy Court for the Middle District of North Carolina, Durham Division, confirmed the Joint Plan of Reorganization of the Official Committee of Franchisees of Roasters Corp. and Roasters Franchise Corp., operators of Kenny Rogers Roasters Restaurants. Under the joint plan of reorganization, on April 1, 1999, Nathan's acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. for $1,250,000 in cash plus related expenses of approximately $340,000. NF Roasters Corp., a wholly owned subsidiary, was created for the purpose of acquiring these assets. The acquired assets are recorded as intangibles in the accompanying balance sheet and are being amortized on a straight-line basis over 10 - 20 years. These estimates of fair value are preliminary and subject to adjustment for a period of up to one year from the date of acquisition. Results of operations are included in these consolidated financial statements as of April 1, 1999. No company-owned restaurants were acquired in this transaction. On November 17, 1999, NF Roasters Corp. acquired two restaurants from a franchisee for approximately $400,000, which opened in March and April 2000.


NOTE C - MIAMI SUBS CORP. MERGER

On September 30, 1999, Nathan's completed the acquisition of Miami Subs and acquired the remaining outstanding common stock of Miami Subs in exchange for 2,317,980 shares of Nathan's common stock, 579,040 warrants to purchase Nathan's common stock, and the assumption of existing employee options and warrants to purchase 542,284 shares of Miami Subs' common stock in connection with the merger. The total purchase price was approximately $13,000,000 including acquisition costs. In addition, Nathan's also assumed $5,340,000 of existing Miami Subs debt. The acquisition was accounted for as a purchase under Accounting Principles Board ("APB") Opinion No. 16, "Accounting for Business Combinations". In accordance with APB No. 16, Nathan's allocated the purchase price of Miami Subs based on the estimated fair value of the assets acquired and liabilities assumed. Portions of the purchase price allocations were determined by professional appraisers utilizing recognized valuation procedures and techniques. Goodwill of $2,087,000 resulted from the acquisition of Miami Subs and is being amortized over 20 years.

NOTE D - ACQUISITION RESERVE

In connection with the acquisition of Miami Subs, Nathan's is implementing its plans to permanently close up to 18 underperforming company-owned restaurants. Nathan's expects to sell such related assets at amounts below the historical carrying amounts recorded by Miami Subs. In accordance with APB 16 "Business Combinations" the write down of these assets are reflected as part of the preliminary purchase price allocations and are included in assets held for sale in the accompanying balance sheet. As of March 26, 2000, Nathan's has accrued approximately $660,000 for lease termination costs, as part of the acquisition. Nathan's also expects to further accrue, as part of the acquisition, the estimated future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating such leases when it can be reasonably estimated. Accordingly, excess purchase price associated with this acquisition will increase based upon the reserve for the closing of acquired company-owned restaurants. As of August 1, 2000, Nathan's has terminated 6 of these leases at a total cost of $266,000. As of March 26, 2000, minimum annual lease payments for the remaining stores was approximately $992,000, with remaining lease terms ranging from 2 years up to approximately 18 years.

NOTE E - UNAUDITED PRO FORMA INFORMATION

Summarized below are the unaudited pro forma results of operations for the thirteen weeks ended June 27, 1999 of Nathan's as though the Miami Subs acquisition had occurred at the beginning of that period presented. Adjustments have been made for amortization of goodwill based upon a preliminary allocation of the purchase price, reversal of Miami Subs merger costs and elimination of Nathan's 30% equity earnings.

                                               Thirteen weeks ended
                                                      June 27
                                                       1999
                                                     Proforma
Total revenues                                       $14,098
                                                     =======

Income before extraordinary items                    $   768
                                                     =======

Net income                                           $   431
                                                     =======

Net earnings per share
         Basic                                       $  0.05
                                                     =======
         Diluted                                     $  0.05
                                                     =======

Shares used in computing net income
         Basic                                         7,040
                                                     =======
         Diluted                                       7,062
                                                     =======

The unaudited pro forma information for the thirteen weeks ended June 27, 1999 combines Nathan's results of operations for the thirteen weeks ended June 27, 1999 with Miami Subs' results of operations for the three months ended June 30, 1999.

The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of actual results of operations that would have occurred had the acquisition been made at the beginning of the period presented or of the results which may occur in the future.

NOTE F - EARNINGS PER SHARE

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen week periods ended June 25, 2000 and June 27, 1999, respectively.

THIRTEEN WEEKS

                                                                                                  Net  (Loss) / Income
                                           Net (Loss) / Income          Number of Shares               Per Share
                                           -------------------          ----------------               ---------
                                             2000        1999           2000       1999             2000        1999
                                             ----        ----           ----       ----             ----        ----
Basic EPS
---------
   Basic calculation                         $745        $469           7,040      4,722           $  .11      $ .10
   Effect of dilutive employee stock
      options and warrants                      -           -               4         22                -          -
                                             ----        ----           -----      -----           ------      -----
Diluted EPS
-----------
   Diluted calculation                       $745        $469           7,044      4,744           $  .11      $ .10
                                             ====        ====           =====      =====           ======      =====



NOTE G - CONTINGENCIES

On January 5, 1999, Miami Subs was served with a class action lawsuit entitled Robert J. Feeney, on behalf of himself and all others similarly situated vs. Miami Subs Corporation, et al., in Circuit Court, in Broward County, Florida, which was filed against Miami Subs, its directors and Nathan's in a Florida state court by a shareholder of Miami Subs. Since that time, Nathan's and its designees to the Miami Subs board have also been served. The suit alleges that the proposed merger between Miami Subs and Nathan's, as contemplated by the companies' non-binding letter of intent, is unfair to Miami Subs' shareholders based on the price that Nathan's is paying to the Miami Subs' shareholders for their shares and constitutes a breach by the defendants of their fiduciary duties to the shareholders of Miami Subs. The plaintiff seeks among other things:

         1.             class action status;

         2. preliminary and permanent injunctive relief against consummation of the proposed merger; and

         3. unspecified damages to be awarded to the shareholders of Miami Subs.

         On March 19, 1999, the court granted the plaintiff leave to amend his complaint. The plaintiff then filed an amended complaint. Miami Subs moved to dismiss the complaint on April 13, 1999. Nathan's and its designees on the Miami Subs' board moved to dismiss the complaint on April 29, 1999. The court denied the motions. On February 4, 2000, the court held an evidentiary hearing. As a result of the hearing, the court struck the class action allegations from the plaintiff's complaint. On April 7, 2000, the plaintiff filed his dismissal without prejudice of the action, effectively ending the case against all defendants.

NOTE - I - MIAMI SUBS TAX AUDIT

As of the date of acquisition, Miami Subs' tax returns reflected net operating loss carry-forwards of approximately $5.7 million which are available to reduce future taxable income through 2019 (subject to limitations imposed under the Internal Revenue Code regarding changes in ownership which limits utilization of $2.8 million of the carry-forwards on an annual basis to approximately $340,000). Miami Subs also has general business credit carry-forwards of approximately $274,000 which can be used to offset tax liabilities through 2010. Miami Subs' federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service. The reports of the examining agent issued in connection with these examinations indicate that additional taxes and penalties totaling approximately $2.4 million are due for such years. The Company is appealing substantially all of the proposed adjustments. Due to net operating losses anticipated to be lost in connection with the examination, Nathan's has accrued $345,000 for this matter in the accompanying consolidated balance sheet. Due to the uncertain outcome of the IRS examination and Section 382 limitation, Nathan's has recorded a valuation allowance for the deferred tax asset related to Miami Subs carry-forwards. Pursuant to SFAS No. 109 "Accounting for Income Taxes", any future reduction in the acquired Miami Subs valuation allowance will reduce goodwill.

NOTE J - RECLASSIFICATIONS

Certain reclassifications of prior period balances have been made to conform to the March 26, 2000 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

During the prior fiscal year, Nathan's completed the acquisition of two highly recognized brands. On April 1, 1999, Nathan's became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, Nathan's acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation it did not already own. Revenues of the combined company are generated primarily from operating company-owned restaurants, restaurant franchising under the Nathan's, Kenny Rogers and Miami Subs brands, licensing agreements for the sale of Nathan's products within supermarkets and sales under Nathan's Branded Product Program. The branded product program enables foodservice operators to offer Nathans' hot dogs and certain other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

At June 25, 2000, Nathan's combined systems consisted of thirty company-owned units, four hundred twelve franchised or licensed units in addition to over one thousand Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in forty-four states, the District of Columbia and sixteen foreign countries. At June 25, 2000, Nathan's company-owned restaurant system included eighteen Nathan's units, ten Miami Subs units and 2 Kenny Rogers Roasters units as compared to twenty-five Nathan's units at June 27, 1999

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 25, 2000 COMPARED TO JUNE 27, 1999

Revenues

Total sales increased by 49.8% or $3,293,000 to $9,901,000 for the thirteen weeks ended June 25, 2000 ("first quarter fiscal 2001") as compared to $6,608,000 for the thirteen weeks ended June 27, 1999 ("first quarter fiscal 2000"). Of the total increase, sales increased by $3,205,000 as a result of the Miami Subs acquisition made last year. Company-owned restaurant sales of the Nathan's brand decreased 15.2% or $875,000 to $4,869,000 from $5,744,000. This restaurant sales decline is primarily due to the impact of franchising three company-owned restaurants during the prior fiscal year, the closing of three unprofitable company-owned units in the fourth quarter of the prior fiscal year, the closing of one unit in the first quarter fiscal 2001 due to its lease expiration and the temporary closing of one additional unit for renovation during the first quarter fiscal 2001. The impact of these actions lowered restaurant sales and restaurant operating profits by $800,000 and $2,000, respectively, versus the first quarter fiscal 2000. Comparable restaurant sales of the Nathan's brand also declined by 1.4% versus the first quarter fiscal 2000, due principally to weakness experienced at Coney Island due to the unfavorable weather conditions experienced this year. Nathan's continues to emphasize local store marketing activities, new product introductions and value pricing strategies. Pursuant to Miami Subs' exclusive co-branding agreement with Arthur Treachers, Nathan's introduced Arthur Treachers signature products in seven company-owned restaurants which has helped fuel sales increases in those units. During the first quarter fiscal 2001, sales from the two recently opened Kenny Rogers Roasters restaurants were $643,000. Sales from the Branded Product Program increased by 37.0% to $1,184,000 for the first quarter fiscal 2001 as compared to sales of $864,000 in the first quarter fiscal 2000.

Franchise fees and royalties increased by 137.7% or $1,326,000 to $2,289,000 in the first quarter fiscal 2001 compared to $963,000 in the first quarter fiscal 2000. Increases in franchise fees and royalties resulting from the Miami Subs acquisition made last year was $1,238,000, which includes a royalty reconciliation of approximately $54,000. Franchise royalties of the Nathan's and Kenny Rogers Roasters brands increased by $156,000 or 19.8% to $942,000 in the first quarter fiscal 2001 as compared to $786,000 in the first quarter fiscal 2000. Franchise restaurant sales of our brands increased by 142.1% to $54,806,000 in the first quarter fiscal 2001 as compared to $22,635,000 in the first quarter fiscal 2000. Franchise fee income derived from openings excluding the impact of Miami Subs was $109,000 in the first quarter fiscal 2001 as compared to $177,000 in the first quarter fiscal 2000. This decrease was primarily attributable to the difference between expired franchise fees recognized into income and number of franchised units open between the two periods. During the first quarter fiscal 2001, four new franchised or licensed units opened.

License royalties were $577,000 in the first quarter fiscal 2001 as compared to $406,000 in the first quarter fiscal 2000. The majority of this increase is attributable to sales by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

Investment and other income increased by $240,000 to $337,000 in the first quarter fiscal 2001 versus $97,000 in the first quarter fiscal 2000. Increases in other income as a result of the Miami Subs acquisition made last year was $126,000. The majority of the total increase is attributable to a benefit derived in connection with the introduction of a single master distributor for Nathans' three brands. During the first quarter fiscal 2001 Nathans' investment income was approximately $107,000 lower than in the first quarter fiscal 2000 due to the difference in performance of the financial markets between the two periods.


Costs and Expenses

Cost of sales increased by $2,334,000 from $4,080,000 in the first quarter fiscal 2000 to $6,414,000 in the first quarter fiscal 2001. Of the total increase, cost of sales increased by $2,032,000 as a result of the Miami Subs acquisition made last year. During the first quarter fiscal 2001, restaurant cost of sales, excluding Miami Subs, were higher than the first quarter fiscal 2000 by approximately $107,000. Cost of sales attributable to the two new Kenny Rogers Roasters restaurants along with higher food and labor costs in the Nathan's brand more than offset lower costs of operating fewer company-owned restaurants versus the first quarter fiscal 2000. The cost of restaurant sales at Nathans' comparable units was 59.3% as a percentage of restaurant sales in the first quarter fiscal 2001 as compared to 57.5% as a percentage of restaurant sales in the first quarter fiscal 2000 due primarily to higher food and labor costs. Higher costs of approximately $195,000 were incurred in connection with the growth of the Branded Product Program.

Restaurant operating expenses increased by $928,000 from $1,529,000 in the first quarter fiscal 2000 to $2,457,000 in the first quarter fiscal 2001. Of the total increase, restaurant operating expenses increased by $933,000 as a result of the Miami Subs acquisition made last year. Restaurant operating expenses, excluding Miami Subs, were $1,524,000 during the first quarter fiscal 2001 versus $1,529,000 during the first quarter fiscal 2000. Costs attributable the two new Kenny Rogers Roasters restaurants offset the lower costs of operating fewer company-owned restaurants versus the first quarter fiscal 2000.

Depreciation and amortization increased by $209,000 from $259,000 in the first quarter fiscal 2000 to $468,000 in the first quarter fiscal 2001. Depreciation expense increased by $203,000 as a result of the Miami Subs acquisition made last year. Depreciation expense attributable the two new Kenny Rogers Roasters restaurants more than offset the lower depreciation expense of operating fewer company-owned restaurants versus the first quarter fiscal 2000.

Amortization of intangibles increased by $88,000 from $113,000 in the first quarter fiscal 2000 to $201,000 in the first quarter fiscal 2001. Amortization of intangibles increased by $85,000 as a result of the Miami Subs acquisition made last year which is attributable to intangible assets acquired and the amortization of the excess purchase price.

General and administrative expenses increased by $958,000 to $2,241,000 in the first quarter fiscal 2001 as compared to $1,283,000 in the first quarter fiscal 2000. Of the total increase, general and administrative expenses increased by $791,000 as a result of the Miami Subs acquisition made last year. General and administrative expenses, excluding the impact of Miami Subs, increased by $167,000 or 13.0% primarily due to higher spending in connection with Kenny Rogers administrative costs of $68,000 and personnel and incentive compensation expense of approximately $136,000.

Interest expense of $72,000 relates to the Miami Subs indebtedness as of the date of the acquisition.

Income Tax Expense

In the first quarter fiscal 2001, the income tax provision was $506,000 or 40.4% of income before income taxes as compared to $341,000 or 42.1% of income before income taxes in the first quarter fiscal 2000. A significant portion of Nathans' income before income taxes has been earned by Miami Subs which is a Florida corporation and is generally subject to lower state taxes, thereby lowering the effective tax rate of the consolidated entity.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 25, 2000 aggregated $7,047,000, increasing by $4,650,000 during the fiscal 2001 period. At June 25, 2000, marketable securities and investment in limited partnership totalled $2,269,000 and net working capital increased to $2,174,000 from a deficit of $322,000 at March 26, 2000. Cash and cash equivalents at June 25, 2000 included $3,659,000 held on behalf of the Miami Subs Advertising Funds. A corresponding accrual has been recorded within accrued expenses and other current liabilities.

Cash provided by operations of $5,313,000 in the fiscal 2001 period is primarily attributable to net income of $745,000, non-cash charges of $690,000, including depreciation and amortization of $669,000 and allowance for doubtful accounts of $21,000, increases in accounts payable and accrued expenses of $3,648,000, an increase in other non current liabilities of $1,714,000, decreases in marketable securities and investment in limited partnership of $728,000, a decrease in other assets of $43,000, an increase in franchise and other receivables of $2,042,000, an increase in inventories of $55,000 and a decrease in deferred franchise and area development fees of $134,000. During fiscal 2001 we also received a marketing advance from our beverage supplier in connection with executing a newly executed marketing agreement.

Cash used in investing activities of $593,000 is comprised primarily of $672,000 relating to capital improvements of the company-owned restaurants and other fixed asset additions and cash received on notes receivable of $79,000.

Cash used in financing activities of $70,000 represents repayments of notes payable and obligations under capital leases.

In connection with the acquisition of Miami Subs, Nathan's is implementing its plans to permanently close up to 18 underperforming company-owned restaurants. Accordingly, Nathan's expects to incur estimated future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating such leases. At present Nathan's is unable to reasonably estimate these total costs, however, as of August 1, 2000, Nathan's has terminated 6 of these leases at a total cost of $266,000. As of March 26, 2000, minimum annual lease payments for the remaining stores was approximately $992,000, with remaining lease terms ranging from 2 years up to approximately 18 years.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance Nathan's operations through fiscal 2001. Nathan's maintains a $5,000,000 uncommitted bank line of credit and it has not borrowed any funds to date under this line of credit.

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

                           PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

             10.25     Marketing Agreement with beverage supplier.

        (b) No reports on Form 8-K were filed during the quarter ended June 25, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATHAN'S FAMOUS, INC.



Date: August 7, 2000                  By: /s/Wayne Norbitz
                                          --------------------------
                                          Wayne Norbitz
                                          President and Chief Operating Officer
                                          (Principal Executive Officer)


Date: August 7, 2000                  By: /s/Ronald G. DeVos
                                          --------------------------
                                          Ronald G. DeVos
                                          Vice President - Finance
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)