Form 10-Q
period 2000-09-24
NATHANS FAMOUS INC
filed 2000-11-07
CIK 69733

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended SEPTEMBER 24, 2000.

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

At September 24, 2000, an aggregate of 7,065,199 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I.                 FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements (Unaudited)

                        Consolidated Balance Sheets - September 24, 2000 and
                        March 26, 2000                                                           3

                        Consolidated Statements of Earnings - Thirteen Weeks
                        Ended September 24, 2000 and September 26, 1999                          4

                        Consolidated Statements of Earnings - Twenty-six Weeks
                        Ended September 24, 2000 and September 26, 1999                          5

                        Consolidated Statements of Stockholders' Equity -
                        Twenty-six Weeks Ended September 24, 2000                                6

                        Consolidated Statements of Cash Flows - Twenty-six Weeks
                        Ended September 24, 2000 and September 26, 1999                          7

                        Notes to Consolidated Financial Statements                               8

Item 2.                 Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                     11


PART II.                OTHER INFORMATION

Item 4                  Submission of Matter to a Vote of Security Holders                      16

Item 6.                 Exhibits and Reports on Form 8-K                                        16

Item 7A.                Qualitative and Quantitative Disclosures about Market Risk              16


SIGNATURES                                                                                      17

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                  Sept. 24,              March 26,
                                                                                     2000                   2000
                                                                                   --------              --------
                                                                                  (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents including unexpended
           marketing fund  contributions of $2,865 and $509 and
           restricted cash of $83 and $83, respectively                         $     4,700           $     2,397
         Marketable securities and investment in limited partnership                  5,135                 2,997
         Notes and accounts receivables, net                                          3,563                 2,618
         Inventories                                                                    597                   543
         Prepaid expenses and other current assets                                      573                   635
         Deferred income taxes                                                        1,578                 1,578
                                                                                   --------              --------
                        Total current assets                                         16,146                10,768

Notes receivable, net                                                                 2,352                 2,527
Property and equipment, net                                                          13,788                13,977
Assets held for sale                                                                    745                   945
Intangible assets, net                                                               18,743                19,092
Deferred income taxes                                                                   711                   711
Other assets, net                                                                       516                   563
                                                                                   --------              --------
                                                                                   $ 53,001              $ 48,583
                                                                                   ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current maturities of notes payable and capital lease obligations      $       285            $      279
         Accounts payable                                                             1,530                 1,727
         Accrued expenses and other current liabilities                              10,111                 8,398
         Deferred franchise fees                                                        519                   686
                                                                                   --------              --------
                        Total current liabilities                                    12,445                11,090

         Notes payable and capital lease obligations, less current maturities         2,987                 3,131
         Other liabilities                                                            2,466                 1,015
                                                                                   --------              --------
                        Total liabilities                                            17,898                15,236
                                                                                   --------              --------

Stockholders' equity:
         Common stock, $.01 par value - 30,000,000 and 30,000,000 shares authorized, 7,065,199 and 7,040,196 issued and
           outstanding, respectively                                                     71                    70
         Additional paid-in capital                                                  40,746                40,669
         Accumulated deficit                                                         (5,714)               (7,392)
                                                                                   --------              --------
                        Total stockholders' equity                                   35,103                33,347
                                                                                   --------              --------
                                                                                   $ 53,001              $ 48,583
                                                                                   ========              ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         Thirteen weeks ended September 24, 2000 and September 26, 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                               2000                 1999
                                                              -------              -------
Sales                                                         $ 9,752              $ 6,671
Franchise fees and royalties                                    2,119                  967
License royalties                                                 600                  508
Equity in earnings of unconsolidated affiliate                   --                     69
Investment and other income                                       396                    4
                                                              -------              -------

                        Total revenues                         12,867                8,219
                                                              -------              -------

Costs and expenses:
         Cost of sales                                          6,236                4,086
         Restaurant operating expenses                          2,216                1,515
         Depreciation and amortization                            471                  260
         Amortization of intangible assets                        201                  112
         General and administrative expenses                    2,138                1,240
         Interest expense                                          74                 --
                                                              -------              -------
                        Total costs and expenses               11,336                7,213
                                                              -------              -------

Income before income taxes                                      1,531                1,006
Provision for income taxes                                        598                  390
                                                              -------              -------

Net income                                                    $   933              $   616
                                                              =======              =======

PER SHARE INFORMATION
Net income per share
         Basic                                                $  0.13              $  0.13
                                                              =======              =======
         Diluted                                              $  0.13              $  0.13
                                                              =======              =======

Shares used in computing net income per share
         Basic                                                  7,065                4,722
                                                              =======              =======
         Diluted                                                7,155                4,722
                                                              =======              =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
        Twenty-six weeks ended September 24, 2000 and September 26, 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                               2000                  1999
                                                              -------              -------
Sales                                                         $19,653              $13,279
Franchise fees and royalties                                    4,408                1,930
License royalties                                               1,177                  914
Equity in earnings of unconsolidated affiliate                   --                     59
Investment and other income                                       733                  111
                                                              -------              -------

                        Total revenues                         25,971               16,293
                                                              -------              -------

Costs and expenses:
         Cost of sales                                         12,650                8,166
         Restaurant operating expenses                          4,673                3,044
         Depreciation and amortization                            939                  519
         Amortization of intangible assets                        402                  225
         General and administrative expenses                    4,379                2,523
         Interest expense                                         146                 --
                                                              -------              -------
                        Total costs and expenses               23,189               14,477
                                                              -------              -------

Income before income taxes                                      2,782                1,816
Provision for income taxes                                      1,104                  731
                                                              -------              -------

Net income                                                    $ 1,678              $ 1,085
                                                              =======              =======

PER SHARE INFORMATION
Net income per share
         Basic                                                $  0.24              $  0.23
                                                              =======              =======
         Diluted                                              $  0.24              $  0.23
                                                              =======              =======

Shares used in computing net income per share
         Basic                                                  7,053                4,722
                                                              =======              =======
         Diluted                                                7,099                4,722
                                                              =======              =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Twenty-six weeks ended September 24, 2000
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                                                        Total
                                                                               Additional           Accum-              Stock-
                                           Common              Common           Paid in-            ulated             holders'
                                           Shares              Stock             Capital            Deficit             Equity
                                          ---------          ---------          ---------          ---------           ---------
Balance, March 26, 2000                   7,040,196          $      70          $  40,669          $  (7,392)          $  33,347

Warrants exercised in connection
  with Miami Subs acquisition                     3               --                 --                 --                  --

Stock compensation                           25,000                  1                 77               --                    78

Net income                                                                                             1,678               1,678
                                          ---------          ---------          ---------          ---------           ---------

Balance, Sept. 24, 2000                   7,065,199          $      71          $  40,746          $  (5,714)          $  35,103
                                          =========          =========          =========          =========           =========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Twenty-six weeks ended September 24, 2000 and September 26, 1999
                                 (In thousands)
                                   (Unaudited)

                                                                                             2000                 1999
                                                                                            -------             -------
Cash flows from operating activities:
         Net income                                                                         $ 1,678             $ 1,085
         Adjustments to reconcile net income to
           net cash provided by operating activities:
                 Depreciation and amortization                                                  939                 519
                 Amortization of intangible assets                                              402                 225
                 Provision for doubtful accounts                                                 27                  38
                 Stock compensation expense                                                      78                --
                 Equity in earnings of unconsolidated affiliate                                --                   (59)
Changes in operating assets and liabilities, net of effects from acquisition of business:
                 Marketable securities and investment in limited partnership                 (2,138)                 30
                 Notes and accounts receivables, net                                         (1,045)               (605)
                 Inventories                                                                    (54)                (40)
                 Prepaid expenses and other current assets                                       62                 161
                 Accounts payable and accrued expenses                                        1,516                 206
                 Deferred franchise and area development fees                                  (167)                (19)
                 Other assets, net                                                               47                 134
                 Other non current liabilities                                                1,451                   5
                                                                                            -------             -------
                   Net cash provided by operating activities                                  2,796               1,680
                                                                                            -------             -------

Cash flows from investing activities:
         Purchase of property and equipment                                                    (778)               (387)
         Purchase of intellectual property                                                     --                (1,590)
         Investment in unconsolidated affiliate                                                --                  (147)
         Proceeds from sale of assets held for sale                                              45
         Payments received on notes receivable                                                  378                --
                                                                                            -------             -------
                   Net cash used in investing activities                                       (355)             (2,124)
                                                                                            -------             -------

Cash flows from financing activities:
         Principal repayment of borrowings  and obligations under capital leases               (138)               --
                                                                                            -------             -------
           Net cash used in financing activities                                               (138)               --
                                                                                            -------             -------

Net increase (decrease) in cash and cash equivalents                                          2,303                (444)
Cash and cash equivalents, beginning of period                                                2,397               2,165
                                                                                            -------             -------
Cash and cash equivalents, end of period                                                    $ 4,700             $ 1,721
                                                                                            =======             =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for income taxes                                       $ 1,041             $   302
                                                                                            =======             =======
         Cash paid during the period for interest                                           $   149             $  --
                                                                                            =======             =======

NONCASH FINANCING ACTIVITIES:
         Loan to franchisee in connection with restaurant sale                              $   130             $  --
                                                                                            =======             =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 24, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's") for the thirteen and twenty-six week periods ended September 24, 2000 and September 26, 1999 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

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



NOTE C -MIAMI SUBS CORPORATION MERGER

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

In connection with the acquisition of Miami Subs, Nathan's is executing its plans to permanently close up to 18 underperforming company-owned restaurants. Nathan's expects to sell such related assets at amounts below the historical carrying amounts recorded by Miami Subs. In accordance with APB 16 "Business Combinations" the write down of these assets is reflected as part of the preliminary purchase price allocations and are included in assets held for sale in the accompanying balance sheet. To date, Nathan's has sold assets available for sale valued at March 26, 2000 at $200,000 for $175,000. As of September 24, 2000, Nathan's has accrued approximately $785,000 for lease termination costs, as part of the acquisition. Nathan's also expects to further accrue, as part of the acquisition, the estimated future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating such leases when it can be reasonably estimated. Accordingly, excess purchase price associated with this acquisition will increase based upon the reserve for the closing of acquired company-owned restaurants. As of November 1, 2000, Nathan's has terminated 8 of these leases at a total cost of $437,000. As of September 24, 2000, minimum annual lease payments for the remaining stores was approximately $776,000, with remaining lease terms ranging from 1 year up to approximately 11 years. Preliminary goodwill of $2,318,000 resulted from the acquisition of Miami Subs and is being amortized over 20 years.


NOTE D - UNAUDITED PRO FORMA INFORMATION

Summarized below are the unaudited pro forma results of operations for the thirteen and twenty-six weeks ended September 26, 1999 of Nathan's as though the Miami Subs acquisition had occurred at the beginning of that period presented. Adjustments have been made for amortization of goodwill based upon a preliminary allocation of the purchase price, reversal of Miami Subs merger costs and elimination of Nathan's 30% equity earnings.

                                      Thirteen weeks ended  Twenty-six weeks ended
                                          September 26          September 26
                                              1999                  1999
                                           -----------            -------
                                            Proforma              Proforma
Total revenues                             $    14,008            $28,106
                                           ===========            =======

Income before income taxes                 $       559            $ 1,326
                                           ===========            =======

Net income                                 $       340            $   800
                                           ===========            =======

Net earnings per share
            Basic                          $      0.05            $  0.11
                                           ===========            =======
            Diluted                        $      0.05            $  0.11
                                           ===========            =======

Shares used in computing net income
            Basic                                7,065              7,053
                                           ===========            =======
            Diluted                              7,155              7,099
                                           ===========            =======

The unaudited pro forma information for the thirteen and twenty-six weeks ended September 26, 1999 combines Nathan's results of operations for the thirteen and twenty-six weeks ended September 26, 1999 with Miami Subs' results of operations for the three and six months ended September 30, 1999, respectively.

The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of actual results of operations that would have occurred had the acquisition been made at the beginning of the period presented or of the results which may occur in the future.


NOTE E - EARNINGS PER SHARE

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and twenty-six week periods ended September 24, 2000 and September 26, 1999, respectively.

THIRTEEN WEEKS
--------------

                                                                                                             Net Income
                                                   Net Income                Number of Shares                 Per Share
                                                   ----------                ----------------                 ---------
                                              2000           1999           2000           1999           2000          1999
                                              -----          -----          -----          -----          ----          ----
Basic EPS
   Basic calculation                          $ 933          $ 616          7,065          4,722          $.13          $.13
   Effect of dilutive employee stock
      options and warrants                     --             --               90           --             --            --
                                              -----          -----          -----          -----          ----          ----

Diluted EPS
   Diluted calculation                        $ 933          $ 616          7,155          4,722          $.13          $.13
                                              =====          =====          =====          =====          ====          ====

TWENTY-SIX WEEKS
----------------

                                                                                                                 Net Income
                                                    Net Income                  Number of Shares                  Per Share
                                                    ----------                  ----------------                  ---------
                                               2000            1999            2000            1999           2000          1999
                                              ------          ------          ------          ------          ----          ----
Basic EPS
   Basic calculation                          $1,678          $1,085           7,053           4,722          $.24          $.23
   Effect of dilutive employee stock
      options and warrants                      --              --                46            --             --            --
                                              ------          ------          ------          ------          ----          ----

Diluted EPS
   Diluted calculation                        $1,678          $1,085           7,099           4,722          $.24          $.23
                                              ======          ======          ======          ======          ====          ====

NOTE F - CONTINGENCIES

On January 5, 1999, Miami Subs was served with a class action lawsuit entitled Robert J. Feeney, on behalf of himself and all others similarly situated vs. Miami Subs Corporation, et al., in Circuit Court, in Broward County, Florida, which was filed against Miami Subs, its directors and Nathan's in a Florida state court by a shareholder of Miami Subs. Since that time, Nathan's and its designees to the Miami Subs board have also been served. The suit alleged that the proposed merger between Miami Subs and Nathan's, as contemplated by the companies' non-binding letter of intent, was unfair to Miami Subs' shareholders based on the price that Nathan's is paying to the Miami Subs' shareholders for their shares and constituted a breach by the defendants of their fiduciary duties to the shareholders of Miami Subs. The plaintiff sought among other things:

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


NOTE - G - MIAMI SUBS TAX AUDIT

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


NOTE H - RECLASSIFICATIONS

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

At September 24, 2000, Nathan's combined systems consisted of twenty-eight company-owned units, three hundred ninety-six franchised or licensed units in addition to over eleven hundred Branded Product points of sale that feature Nathan's world famous all- beef hot dogs, located in forty-two states, the District of Columbia and sixteen foreign countries. At September 24, 2000, Nathan's company-owned restaurant system included eighteen Nathan's units, eight Miami Subs units and 2 Kenny Rogers Roasters units as compared to twenty-five Nathan's units at September 26, 1999.

In addition to plans for expansion, we are in the process of capitalizing on co-branding opportunities within our existing restaurant system. To date, the Arthur Treachers brand has been introduced within 88 Nathan's and Miami Subs restaurants , the Nathan's brand has been added to the menu of 16 Miami Subs and Kenny Rogers restaurants, while Kenny Rogers Roasters brand has been introduced into 15 Miami Subs and Nathan's restaurants. We expect to accelerate the level of co-branding within Miami Subs' restaurants by introducing a new co-branding initiative to the franchise system.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 24, 2000 COMPARED TO SEPTEMBER 26, 1999

Revenues

Total sales increased by 46.2% or $3,081,000 to $9,752,000 for the thirteen weeks ended September 24, 2000 ("second quarter fiscal 2001") as compared to $6,671,000 for the thirteen weeks ended September 26, 1999 ("second quarter fiscal 2000"). Of the total increase, sales increased by $2,764,000 as a result of the Miami Subs acquisition made last year. Company-owned restaurant sales of the Nathan's brand decreased 15.9% or $940,000 to $4,972,000 from $5,912,000.
This restaurant sales decline is primarily due to the loss of revenue from 8 company-owned stores compared to the prior fiscal period as follows: the franchising of three company-owned restaurants, the closing of three unprofitable company-owned units, the closing of one unit due to its lease expiration and the temporary closing of one additional unit for renovation. The impact of these actions lowered restaurant sales by $837,000 and improved restaurant operating profits by $30,000 versus the second quarter fiscal 2000. Comparable restaurant sales of the Nathan's brand also declined by 2.3% versus the second quarter fiscal 2000, due in part to competitive factors in two locations. Also, three restaurants have reached the anniversary date of introducing Arthur Treachers products whereby sales of those products have begun to level off which have also unfavorably affected the year over year sales comparisons. Nathan's has continued to emphasize local store marketing activities, new product introductions, value pricing strategies and introduce Arthur Treachers products into its company-owned restaurants. During the second quarter fiscal 2001, sales from the two recently opened Kenny Rogers Roasters restaurants were $687,000. Sales from the Branded Product Program increased by 75.1% to $1,329,000 for the second quarter fiscal 2001 as compared to sales of $759,000 in the second quarter fiscal 2000.

Franchise fees and royalties increased by 119.1% or $1,152,000 to $2,119,000 in the second quarter fiscal 2001 compared to $967,000 in the second quarter fiscal 2000. Increases in franchise fees and royalties resulting from the Miami Subs acquisition made last year was $1,160,000. Franchise sales of our branded restaurant concepts increased by 93.1% to $43,699,000 in the second quarter fiscal 2001 as compared to $22,627,000 in the second quarter fiscal 2000. Franchise royalties of the Nathan's and Kenny Rogers Roasters brands were $891,000 in the second quarter fiscal 2001 as compared to $892,000 in the second quarter fiscal 2000. Franchise fee income derived from openings excluding the impact of Miami Subs was $68,000 in the second quarter fiscal 2001 as compared to $75,000 in the second quarter fiscal 2000. During the second quarter fiscal 2001, five new franchised or licensed units opened.

License royalties were $600,000 in the second quarter fiscal 2001 as compared to $508,000 in the second quarter fiscal 2000. The majority of this increase is attributable to sales by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

Investment and other income increased by $392,000 to $396,000 in the second quarter fiscal 2001 versus $4,000 in the second quarter fiscal 2000. Increases in other income as a result of the Miami Subs acquisition made last year was $266,000. The majority of the remaining increase is attributable to a benefit derived in connection with the introduction of a single master food and paper distributor for Nathans' three branded restaurant concepts. During the second quarter fiscal 2001 Nathans' investment income was approximately $12,000 lower than in the second quarter fiscal 2000 due to the difference in performance of the financial markets between the two periods.


Costs and Expenses

Cost of sales increased by $2,150,000 from $4,086,000 in the second quarter fiscal 2000 to $6,236,000 in the second quarter fiscal 2001. Of the total increase, cost of sales increased by $1,806,000 as a result of the Miami Subs acquisition made last year. During the second quarter fiscal 2001, restaurant cost of sales, excluding Miami Subs, were lower than the second quarter fiscal 2000 by approximately $53,000. Cost of sales attributable to the two new Kenny Rogers Roasters restaurants along with higher food and labor costs in the Nathan's restaurants offset most of the lower costs of operating fewer company-owned Nathan's restaurants as compared to the second quarter fiscal 2000. The cost of restaurant sales at Nathans' comparable units was 58.5% as a percentage of restaurant sales in the second quarter fiscal 2001 as compared to 57.9% as a percentage of restaurant sales in the second quarter fiscal 2000 due primarily to higher labor and associated labor costs. Higher costs of approximately $397,000 were incurred in connection with the growth of the Branded Product Program.

Restaurant operating expenses increased by $701,000 from $1,515,000 in the second quarter fiscal 2000 to $2,216,000 in the second quarter fiscal 2001. Of the total increase, restaurant operating expenses increased by $754,000 as a result of the Miami Subs acquisition made last year. Restaurant operating expenses, excluding Miami Subs, were $1,462,000 during the second quarter fiscal 2001 as compared to $1,515,000 during the second quarter fiscal 2000. Costs attributable to the two new Kenny Rogers Roasters restaurants offset much of the lower costs of operating fewer company-owned Nathan's restaurants as compared to the second quarter fiscal 2000.

Depreciation and amortization increased by $211,000 from $260,000 in the second quarter fiscal 2000 to $471,000 in the second quarter fiscal 2001. Depreciation expense increased by $200,000 as a result of the Miami Subs acquisition made last year. Depreciation expense attributable the two new Kenny Rogers Roasters restaurants more than offset the lower depreciation expense of operating fewer company-owned Nathan's restaurants versus the second quarter fiscal 2000.

Amortization of intangibles increased by $89,000 from $112,000 in the second quarter fiscal 2000 to $201,000 in the second quarter fiscal 2001. Amortization of intangibles increased by $85,000 as a result of the Miami Subs acquisition made last year which is attributable to intangible assets acquired and the amortization of the excess purchase price.

General and administrative expenses increased by $898,000 to $2,138,000 in the second quarter fiscal 2001 as compared to $1,240,000 in the second quarter fiscal 2000. Of the total increase, general and administrative expenses increased by approximately $771,000 as a result of the Miami Subs acquisition made last year. General and administrative expenses, excluding the impact of Miami Subs, increased by $127,000 primarily due to higher spending in connection with personnel costs and incentive compensation of approximately $65,000, Kenny Rogers administrative costs of $45,000, and increased corporate development expenditures of approximately $37,000 which were partially offset by reduced insurance costs and certain rebates.

Interest expense of $74,000 relates to the Miami Subs indebtedness as of the date of the acquisition.

Income Tax Expense

In the second quarter fiscal 2001, the income tax provision was $598,000 or 39.1% of income before income taxes as compared to $390,000 or 38.8% of income before income taxes in the second quarter fiscal 2000.

TWENTY-SIX WEEKS ENDED SEPTEMBER 24, 2000 COMPARED TO SEPTEMBER 26, 1999

Revenues

Total sales increased by 48.0% or $6,374,000 to $19,653,000 for the twenty-six weeks ended September 24, 2000 ("fiscal 2001 period") as compared to $13,279,000 for the twenty-six weeks ended September 26, 1999 ("fiscal 2000 period"). Of the total increase, sales increased by $5,968,000 as a result of the Miami Subs acquisition made last year. Company-owned restaurant sales of the Nathan's brand decreased 15.6% or $1,815,000 to $9,842,000 from $11,657,000. This restaurant sales decline is primarily due to the loss of revenue from 8 company-owned stores compared to the prior fiscal period as follows: the franchising of three company-owned restaurants, the closing of three unprofitable company-owned units, the closing of one unit due to its lease expiration and the temporary closing of one additional unit for renovation. The impact of these actions lowered restaurant sales by $1,637,000 and improved restaurant operating profits by $32,000 versus the fiscal 2000 period. Comparable restaurant sales of the Nathan's brand also declined by 1.9% versus the fiscal 2000 period, due principally to weakness experienced at the Coney Island restaurant primarily attributable to the unfavorable weather conditions experienced this year. Nathan's continues to emphasize local store marketing activities, new product introductions and value pricing strategies. Pursuant to Miami Subs' exclusive co-branding agreement with Arthur Treachers, Nathan's introduced Arthur Treachers signature products in eight company-owned restaurants which has helped fuel sales increases in those units. During the fiscal 2001 period, sales from the two recently opened Kenny Rogers Roasters restaurants were $1,330,000. Sales from the Branded Product Program increased by 54.9% to $2,513,000 for the fiscal 2001 period as compared to sales of $1,622,000 in the fiscal 2000 period.

Franchise fees and royalties increased by 128.4% or $2,478,000 to $4,408,000 in the fiscal 2001 period compared to $1,930,000 in the fiscal 2000 period. Increases in franchise fees and royalties resulting from the Miami Subs acquisition made last year was $2,397,000, which includes a royalty reconciliation of approximately $54,000. Franchise sales of our branded restaurant concepts increased by 117.6% to $98,505,000 in the fiscal 2001 period as compared to $45,262,000 in the fiscal 2000 period. Franchise royalties of the Nathan's and Kenny Rogers Roasters brands increased by $156,000 or 9.3% to $1,834,000 in the fiscal 2001 period as compared to $1,678,000 in the fiscal 2000 period. Franchise fee income derived from openings excluding the impact of Miami Subs was $177,000 in the fiscal 2001 period as compared to $252,000 in the fiscal 2000 period. This decrease was primarily attributable to the difference between expired franchise fees recognized into income and number of franchised units open between the two periods. During the fiscal 2001 period, nine new franchised or licensed units opened.

License royalties were $1,177,000 in the fiscal 2001 period as compared to $914,000 in the fiscal 2000 period. The majority of this increase is attributable to sales by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

Investment and other income increased by $622,000 to $733,000 in the fiscal 2001 period versus $111,000 in the fiscal 2000 period. Increases in other income as a result of the Miami Subs acquisition made last year was $392,000. The majority of the remaining increase is attributable to a benefit derived in connection with the introduction of a single master food and paper distributor for Nathans' three branded restaurant concepts. During the fiscal 2001 period Nathans' investment income was approximately $129,000 lower than in the fiscal 2000 period due to the difference in performance of the financial markets between the two periods.


Costs and Expenses

Cost of sales increased by $4,484,000 from $8,166,000 in the fiscal 2000 period to $12,650,000 in the fiscal 2001 period. Of the total increase, cost of sales increased by $3,837,000 as a result of the Miami Subs acquisition made last year. During the fiscal 2001 period, restaurant cost of sales, excluding Miami Subs, were higher than the fiscal 2000 period by approximately $54,000. Cost of sales attributable to the two new Kenny Rogers Roasters restaurants along with higher food and labor costs in the Nathan's brand more than offset lower costs of operating fewer company-owned Nathan's restaurants as compared to the fiscal 2000 period. The cost of restaurant sales at Nathans' comparable units was 58.8% as a percentage of restaurant sales in the fiscal 2001 period as compared to 57.6% as a percentage of restaurant sales in the fiscal 2000 period due primarily to higher food and labor costs. Higher costs of approximately $592,000 were incurred in connection with the growth of the Branded Product Program.

Restaurant operating expenses increased by $1,629,000 from $3,044,000 in the fiscal 2000 period to $4,673,000 in the fiscal 2001 period. Of the total increase, restaurant operating expenses increased by $1,687,000 as a result of the Miami Subs acquisition made last year. Restaurant operating expenses, excluding Miami Subs, were $2,986,000 during the fiscal 2001 period as compared to $3,044,000 during the fiscal 2000 period. Costs attributable the two new Kenny Rogers Roasters restaurants offset much of the lower costs of operating fewer company-owned Nathan's restaurants as compared to the fiscal 2000 period.

Depreciation and amortization increased by $420,000 from $519,000 in the fiscal 2000 period to $939,000 in the fiscal 2001 period. Depreciation expense increased by $403,000 as a result of the Miami Subs acquisition made last year. Depreciation expense attributable the two new Kenny Rogers Roasters restaurants more than offset the lower depreciation expense of operating fewer company-owned Nathan's restaurants versus the fiscal 2000 period.

Amortization of intangibles increased by $177,000 from $225,000 in the fiscal 2000 period to $402,000 in the fiscal 2001 period. Amortization of intangibles increased by $169,000 as a result of the Miami Subs acquisition made last year which is attributable to intangible assets acquired and the amortization of the excess purchase price.

General and administrative expenses increased by $1,856,000 to $4,379,000 in the fiscal 2001 period as compared to $2,523,000 in the fiscal 2000 period. Of the total increase, general and administrative expenses increased by approximately $1,562,000 as a result of the Miami Subs acquisition made last year. General and administrative expenses, excluding the impact of Miami Subs, increased by $294,000 primarily due to higher spending in connection with personnel costs and incentive compensation of approximately $201,000, Kenny Rogers administrative costs of $113,000, increased corporate development expenditures of approximately $50,000 which were partially offset by reduced insurance costs and certain rebates.

Interest expense of $146,000 relates to the Miami Subs indebtedness as of the date of the acquisition.

Income Tax Expense

In the fiscal 2001 period, the income tax provision was $1,104,000 or 39.7% of income before income taxes as compared to $731,000 or 40.3% of income before income taxes in the fiscal 2000 period. A significant portion of Nathans' income before income taxes has been earned by Miami Subs which is a Florida corporation and is generally subject to lower state taxes, thereby lowering the effective tax rate of the consolidated entity.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 24, 2000 aggregated $4,700,000, increasing by $2,303,000 during the fiscal 2001 period. At September 24, 2000, marketable securities and investment in limited partnership totalled $5,135,000 and net working capital increased to $3,701,000 from a deficit of $322,000 at March 26, 2000. Cash and cash equivalents at September 24, 2000 included $2,865,000 held on behalf of the Miami Subs Advertising Funds. A corresponding accrual has been recorded within accrued expenses and other current liabilities.

Cash provided by operations of $2,796,000 in the fiscal 2001 period is primarily attributable to net income of $1,678,000, non-cash charges of $1,446,000, including depreciation and amortization of $1,341,000 and allowance for doubtful accounts of $27,000, increases in accounts payable and accrued expenses of $1,516,000, an increase in other non current liabilities of $1,451,000, a decrease in other assets of $47,000, a decrease in prepaid expenses and other current assets of $62,000, all of which were partially offset by an increase in marketable securities and investment in limited partnership of $2,138,000, an increase in franchise and other receivables of $1,045,000, an increase in inventories of $54,000 and a decrease in deferred franchise and area development fees of $167,000. During fiscal 2001 we received a marketing advance from our beverage supplier in connection with a newly executed marketing agreement.

Cash used in investing activities of $355,000 is comprised primarily of $778,000 relating to capital improvements of the company-owned restaurants and other fixed asset additions, cash received on notes receivable of $378,000 and proceeds from the sale of assets of $45,000.

Cash used in financing activities of $138,000 represents repayments of notes payable and obligations under capital leases.

In connection with the acquisition of Miami Subs, Nathan's is executing its plans to permanently close up to 18 underperforming company-owned restaurants. Accordingly, Nathan's expects to incur estimated future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating such leases. At present Nathan's is unable to reasonably estimate these total costs, however, as of November 1, 2000, Nathan's has terminated 8 of these leases at a total cost of $437,000. As of September 24, 2000, minimum annual lease payments for the remaining stores was approximately $776,000, with remaining lease terms ranging from 1 year up to approximately 11 years.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance Nathan's operations through fiscal 2001. Nathan's is currently in the process of replacing its expired $5,000,000 uncommitted bank line with a $7,500,000 uncommitted bank line of credit. Nathan's had not borrowed any funds under its previous line of credit.

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

                           PART II. OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

            (a) The Registrant held its Annual Meeting of Stockholders on September 14, 2000.

            (b) Seven Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2001. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                                      NAME                      FOR                WITHHELD
                                      ----                  ----------             --------
                                   Howard M. Lorber         4,911,386              1,168,578
                                   Wayne Norbitz            4,911,736              1,168,228
                                   Donald Perlyn            4,911,736              1,168,228
                                   Robert J. Eide           4,911,736              1,168,228
                                   Brian Gensen             4,911,736              1,168,228
                                   Barry Leistner           4,911,736              1,168,228
                                   A.F. Petrocelli          4,911,736              1,168,228

            (d)                    Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                                        None.

            (b) No reports on Form 8-K were filed during the quarter ended September 24, 2000.

ITEM 7A.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

            We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

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

                                             NATHAN'S FAMOUS, INC.



Date: November 7, 2000                       By:  /s/ Wayne Norbitz
                                                  -------------------------------------------------
                                                  Wayne Norbitz
                                                  President and Chief Operating Officer
                                                  (Principal Executive Officer)


Date: November 7, 2000                       By: /s/ Ronald G. DeVos
                                                ----------------------------------------------------
                                                Ronald G. DeVos
                                                Vice President - Finance
                                                and Chief Financial Officer
                                                (Principal Financial and Accounting Officer)