Form 10-Q
period 2000-12-24
NATHANS FAMOUS INC
filed 2001-02-06
CIK 69733

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended DECEMBER 24, 2000.

[   ]      Transition report pursuant to Section 13 or 15(d) of the Securities
           Act of 1934 for the transition period from __________________________ to __________________________.

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

At December 24, 2000, an aggregate of 7,065,324 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I.              FINANCIAL INFORMATION

Item 1.              Consolidated Financial Statements (Unaudited)

                     Consolidated Balance Sheets - December 24, 2000 and
                     March 26, 2000                                                 3

                     Consolidated Statements of Earnings - Thirteen Weeks
                     Ended December 24, 2000 and December 26, 1999                  4

                     Consolidated Statements of Earnings - Thirty-nine Weeks
                     Ended December 24, 2000 and December 26, 1999                  5

                     Consolidated Statements of Stockholders' Equity -
                     Thirty-nine Weeks Ended December 24, 2000                      6

                     Consolidated Statements of Cash Flows - Thirty-nine Weeks
                     Ended December 24, 2000 and December 26, 1999                  7

                     Notes to Consolidated Financial Statements                     8

Item 2.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           12


PART II.             OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K                              17

Item 7A.             Qualitative and Quantitative Disclosures about Market Risk    17


SIGNATURES                                                                         18

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                        Dec. 24,             March 26,
                                                                                          2000                 2000
                                                                                        --------             --------
                                                                                      (Unaudited)
ASSETS
Current assets:
        Cash and cash equivalents including unexpended
          marketing fund  contributions of $2,903 and $509 and
          restricted cash of $83 and $83, respectively                                  $  4,665             $  2,397
        Marketable securities and investment in limited partnership                        5,324                2,997
        Notes and accounts receivables, net                                                3,642                2,618
        Inventories                                                                          643                  543
        Prepaid expenses and other current assets                                            837                  635
        Deferred income taxes                                                              1,578                1,578
                                                                                        --------             --------
                     Total current assets                                                 16,689               10,768

Notes receivable, net                                                                      2,254                2,527
Property and equipment, net                                                               13,113               13,977
Assets held for sale                                                                         653                  945
Intangible assets, net                                                                    19,375               19,092
Deferred income taxes                                                                        711                  711
Other assets, net                                                                            438                  563
                                                                                        --------             --------
                                                                                        $ 53,233             $ 48,583
                                                                                        ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current maturities of notes payable and capital lease obligations               $    607             $    279
        Accounts payable                                                                   1,813                1,727
        Accrued expenses and other current liabilities                                    10,003                8,398
        Deferred franchise fees                                                              517                  686
                                                                                        --------             --------
                     Total current liabilities                                            12,940               11,090

        Notes payable and capital lease obligations, less current maturities               2,590                3,131
        Other liabilities                                                                  2,454                1,015
                                                                                        --------             --------
                     Total liabilities                                                    17,984               15,236
                                                                                        --------             --------

Stockholders' equity:
        Common stock, $.01 par value - 30,000,000 and 30,000,000 shares authorized, 7,065,324 and 7,040,196 issued and
          outstanding , respectively                                                          71                   70
        Additional paid-in capital                                                        40,747               40,669
        Accumulated deficit                                                               (5,569)              (7,392)
                                                                                        --------             --------
                     Total stockholders' equity                                           35,249               33,347
                                                                                        --------             --------
                                                                                        $ 53,233             $ 48,583
                                                                                        ========             ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
          Thirteen weeks ended December 24, 2000 and December 26, 1999
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                      2000                1999
                                                                    --------            --------
Sales                                                               $  8,287            $  9,310
Franchise fees and royalties                                           2,251               2,076
License royalties                                                        318                 426
Equity in (losses) of unconsolidated affiliate                          --                  (222)
Investment and other income                                              702                 458
                                                                    --------            --------

                     Total revenues                                   11,558              12,048
                                                                    --------            --------

Costs and expenses:
        Cost of sales                                                  5,420               6,158
        Restaurant operating expenses                                  2,197               2,506
        Depreciation and amortization                                    407                 507
        Amortization of intangible assets                                305                 260
        General and administrative expenses                            2,302               2,264
        Interest expense                                                  84                 112
        Impairment charge on notes receivable (NOTE - E)                --                   566
        Lease termination and other expense                              396                --
                                                                    --------            --------
                     Total costs and expenses                         11,111              12,373
                                                                    --------            --------

Income / (loss) before income taxes                                      447                (325)
Provision / (benefit) for income taxes  (NOTE - H)                       302                 (98)
                                                                    --------            --------

Net income / (loss)                                                 $    145            $   (227)
                                                                    ========            ========

PER SHARE INFORMATION
Net income / (loss) per share
        Basic                                                       $   0.02            $  (0.03)
                                                                    ========            ========
        Diluted                                                     $   0.02            $  (0.03)
                                                                    ========            ========

Shares used in computing net income per share
        Basic                                                          7,065               7,040
                                                                    ========            ========
        Diluted                                                        7,065               7,040
                                                                    ========            ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
        Thirty-nine weeks ended December 24, 2000 and December 26, 1999
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                      2000                1999
                                                                    --------            --------
Sales                                                               $ 27,940            $ 22,589
Franchise fees and royalties                                           6,659               4,006
License royalties                                                      1,495               1,340
Equity in (losses) of unconsolidated affiliate                          --                  (163)
Investment and other income                                            1,435                 569
                                                                    --------            --------

                     Total revenues                                   37,529              28,341
                                                                    --------            --------

Costs and expenses:
        Cost of sales                                                 18,070              14,324
        Restaurant operating expenses                                  6,870               5,550
        Depreciation and amortization                                  1,346               1,026
        Amortization of intangible assets                                707                 485
        General and administrative expenses                            6,681               4,787
        Interest expense                                                 230                 112
        Impairment charge on notes receivable (NOTE - E)                --                   566
        Lease termination and other expense                              396                --
                                                                    --------            --------
                     Total costs and expenses                         34,300              26,850
                                                                    --------            --------

Income before income taxes                                             3,229               1,491
Provision for income taxes (NOTE - H)                                  1,406                 633
                                                                    --------            --------

Net income                                                          $  1,823            $    858
                                                                    ========            ========

PER SHARE INFORMATION
Net income per share
        Basic                                                       $   0.26            $   0.16
                                                                    ========            ========
        Diluted                                                     $   0.26            $   0.16
                                                                    ========            ========

Shares used in computing net income per share
        Basic                                                          7,057               5,495
                                                                    ========            ========
        Diluted                                                        7,087               5,495
                                                                    ========            ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Thirty-nine weeks ended December 24, 2000
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                                              Total
                                                                         Additional         Accum-            Stock-
                                         Common            Common          Paid in-         ulated            holders'
                                         Shares            Stock           Capital          Deficit           Equity
                                        ---------        ---------        ---------        ---------         ---------
Balance, March 26, 2000                 7,040,196        $      70        $  40,669        $  (7,392)        $  33,347

Warrants exercised in connection
  with Miami Subs acquisition                   3             --               --               --                --

Stock issued in connection
  with Miami Subs acquisition                 125             --                  1             --                   1

Stock compensation                         25,000                1               77             --                  78

Net income                                                                                     1,823             1,823
                                        ---------        ---------        ---------        ---------         ---------

Balance, December 24, 2000              7,065,324        $      71        $  40,747        $  (5,569)        $  35,249
                                        =========        =========        =========        =========         =========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-nine weeks ended December 24, 2000 and December 26, 1999
                                 (In thousands)
                                   (Unaudited)

                                                                                            2000                1999
                                                                                           -------             -------
Cash flows from operating activities:
        Net income                                                                         $ 1,823             $   858
        Adjustments to reconcile net income to
          net cash provided by operating activities:
               Depreciation and amortization                                                 1,346               1,026
               Amortization of intangible assets                                               707                 485
               Impairment charge on notes receivable                                          --                   566
               Provision for doubtful accounts                                                  88                 290
               Stock compensation expense                                                       78                --
               Equity in losses of unconsolidated affiliate                                   --                   163
               Deferred income taxes                                                          --                    (5)
               Other                                                                          --                    (5)
        Changes in operating assets and liabilities, net of effects from acquisition of business:
               Marketable securities and investment in limited partnership                  (2,327)                357
               Notes  and accounts receivables, net                                         (1,155)               (843)
               Inventories                                                                    (100)               (117)
               Prepaid expenses and other current assets                                      (202)                (25)
               Accounts payable and accrued expenses                                         1,691              (1,211)
               Deferred franchise and area development fees                                   (169)                (99)
               Other assets, net                                                               125                 120
               Other non current liabilities                                                 1,439                   8
                                                                                           -------             -------
                  Net cash provided by operating activities                                  3,344               1,568
                                                                                           -------             -------

Cash flows from investing activities:
        Cash acquired in connection with merger net of transaction costs                      --                 3,429
        Purchase of property and equipment                                                  (1,354)             (1,280)
        Purchase of intellectual property                                                     --                (1,590)
        Proceeds from sale of assets held for sale                                              45                 110
        Payments received on notes receivable                                                  446                  84
                                                                                           -------             -------
                  Net cash (used in) / provided by investing activities                       (863)                753
                                                                                           -------             -------

Cash flows from financing activities:
        Principal repayment of borrowings  and obligations under capital leases               (213)             (1,836)
                                                                                           -------             -------
                  Net cash used in financing activities                                       (213)             (1,836)
                                                                                           -------             -------

Net increase (decrease) in cash and cash equivalents                                         2,268                 485
Cash and cash equivalents, beginning of period                                               2,397               2,165
                                                                                           -------             -------
Cash and cash equivalents, end of period                                                   $ 4,665             $ 2,650
                                                                                           =======             =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for income taxes                                       $ 1,313             $   459
                                                                                           =======             =======
        Cash paid during the period for interest                                           $   234             $   128
                                                                                           =======             =======

NONCASH FINANCING ACTIVITIES:
        Common stock, warrants and options issued in connection with
          the acquisition of Miami Subs Corporation                                        $     1             $ 8,269
                                                                                           =======             =======
        Loan to franchisee in connection with restaurant sale                              $   130             $  --
                                                                                           =======             =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 24, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's") for the thirteen and thirty-nine week periods ended December 24, 2000 and December 26, 1999 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

In connection with the acquisition of Miami Subs, Nathan's is executing its plans to permanently close up to 18 underperforming company-owned restaurants. Nathan's expects to sell such related assets at amounts below the historical carrying amounts recorded by Miami Subs. In accordance with APB 16 "Business Combinations" the write down of these assets is reflected as part of the preliminary purchase price allocations and are included in assets held for sale in the accompanying balance sheet. To date, Nathan's has sold assets available for sale for $175,000. As of December 24, 2000, Nathan's has accrued approximately $1,045,000 for lease termination costs, as part of the acquisition. Nathan's also expects to further accrue, as part of the acquisition, the estimated future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating such leases when it can be reasonably estimated. Accordingly, excess purchase price associated with this acquisition will increase based upon the reserve for the closing of acquired company-owned restaurants. As of January 26, 2001, Nathan's has terminated 9 of these leases at a total cost of $502,000. As of December 24, 2000, minimum annual lease payments for the remaining stores were approximately $706,000, with remaining lease terms ranging from 1 year up to approximately 17 years. Preliminary goodwill of $2,773,000 resulted from the acquisition of Miami Subs and is being amortized over 20 years.


NOTE D - UNAUDITED PRO FORMA INFORMATION

Summarized below are the unaudited pro forma results of operations for the thirty-nine weeks ended December 26, 1999 of Nathan's as though the Miami Subs acquisition had occurred at the beginning of the period presented. Adjustments have been made for amortization of goodwill based upon a preliminary allocation of the purchase price, reversal of Miami Subs merger costs and elimination of Nathan's 30% equity earnings.

                                       Thirty-nine weeks ended
                                             December 26
                                                1999
                                               -------
                                              Proforma

Total revenues                                 $40,687
                                               =======

Income before income taxes                     $ 1,468
                                               =======

Net income                                     $   705
                                               =======

Net earnings per share
           Basic                               $  0.10
                                               =======
           Diluted                             $  0.10
                                               =======

Shares used in computing net income
           Basic                                 7,041
                                               =======
           Diluted                               7,041
                                               =======

The unaudited pro forma information for the thirty-nine weeks ended December 26, 1999 combines Nathan's results of operations for the thirty-nine weeks ended December 26, 1999 with Miami Subs' results of operations for the nine months ended December 31, 1999, respectively.

The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of actual results of operations that would have occurred had the acquisition been made at the beginning of the period presented or of the results which may occur in the future.


NOTE E - IMPAIRMENT CHARGE ON NOTES RECEIVABLE

In accordance with Statement of Financial Accounting Standards ("SFAS") No.114 "Accounting by Creditors for Impairment of a Loan" Nathan's applies the provisions thereof to value Miami Subs' notes receivable. Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors that should be considered include 1)indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions; 2)notes being secured by collateral that is not readily marketable; or 3)notes that are susceptible to deterioration in realizable value. In certain cases where Nathan's has determined that a loan has been impaired it does not expect to extend or renew the related leases. During the fiscal year ended March 26, 2000, Nathan's had determined that certain notes were impaired and recorded impairment charges against those notes. Nathan's continues to monitor its notes receivable for any further impairment.

NOTE F - EARNINGS PER SHARE

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and thirty-nine week periods ended December 24, 2000 and December 26, 1999, respectively.

THIRTEEN WEEKS                                                                                    Net Income /
                                                                                                     (Loss)
                                            Net Income / (Loss)         Number of Shares            Per Share
                                            ------------------         ------------------        ----------------
                                            2000         1999          2000         1999         2000        1999
                                            -----        -----         -----        -----        ----        ----
Basic EPS
   Basic calculation                        $ 145        $(227)        7,065        7,041        $.02        $(.03)
   Effect of dilutive employee stock
      options and warrants                   --           --            --           --           --          --
                                            -----        -----         -----        -----        ----        ----

Diluted EPS
   Diluted calculation                      $ 145        $(227)        7,065        7,041        $.02        $(.03)
                                            =====        =====         =====        =====        ====        ====


THIRTY-NINE WEEKS
                                                                                                       Net Income
                                                  Net Income              Number of Shares              Per Share
                                            --------------------        --------------------        ----------------
                                             2000          1999          2000          1999         2000        1999
                                            ------        ------        ------        ------        ----        ----
Basic EPS
   Basic calculation                        $1,823        $  858         7,057         5,495        $.26        $.16
   Effect of dilutive employee stock
      options and warrants                    --            --              30          --           --          --
                                            ------        ------        ------        ------        ----        ----

Diluted EPS
   Diluted calculation                      $1,823        $  858         7,087         5,495        $.26        $.16
                                            ======        ======        ======        ======        ====        ====

NOTE G - CONTINGENCIES

On January 5, 1999, Miami Subs was served with a class action lawsuit entitled Robert J. Feeney, on behalf of himself and all others similarly situated vs. Miami Subs Corporation, et al., in Circuit Court, in Broward County, Florida, which was filed against Miami Subs, its directors and Nathan's in a Florida state court by a shareholder of Miami Subs. Since that time, Nathan's and its designees to the Miami Subs board were also served. The suit alleged that the proposed merger between Miami Subs and Nathan's, as contemplated by the companies' non-binding letter of intent, was unfair to Miami Subs' shareholders based on the price that Nathan's agreed to pay to the Miami Subs' shareholders for their shares and constituted a breach by the defendants of their fiduciary duties to the shareholders of Miami Subs. The plaintiff sought among other things:

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


NOTE  H - MIAMI SUBS TAX AUDIT

As of the date of acquisition, Miami Subs' tax returns reflected net operating loss carry-forwards of approximately $5.7 million which are available to reduce future taxable income through 2019 (subject to limitations imposed under the Internal Revenue Code regarding changes in ownership which limits utilization of $2.8 million of the carry-forwards on an annual basis to approximately $340,000). Miami Subs also has general business credit carry-forwards of approximately $274,000 which can be used to offset tax liabilities through 2010. Miami Subs' federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service. The reports of the examining agent issued in connection with these examinations indicate that additional taxes and penalties totaling approximately $2.4 million are due for such years. The Company appealed substantially all of the proposed adjustments. In January 2001, the Miami Subs tax audit was tentatively settled with the IRS Appeals Office. If approved on review, the settlement will result in (a) an aggregate tax liability for the taxable years 1991 through 1996 of $101,520 and
(b) the Company retaining net operating loss carry-forwards of approximately $3,200,000 (subject to limitations imposed under the Internal Revenue Code). In addition to the tax, interest will be due; the total amount of tax and interest will be less than $300,000. Nathan's has accrued $345,000 for this matter in the accompanying consolidated balance sheet. Due to the uncertain outcome of the IRS examination and Section 382 limitation, Nathan's has recorded a valuation allowance for the deferred tax asset related to Miami Subs carry-forwards. Pursuant to SFAS No. 109 "Accounting for Income Taxes", any future reduction in the acquired Miami Subs valuation allowance will reduce goodwill.

NOTE I - RECLASSIFICATIONS

Certain reclassifications of prior period balances have been made to conform to the March 26, 2000 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

INTRODUCTION

During the prior fiscal year, Nathan's completed the acquisition of two highly recognized brands. On April 1, 1999, Nathan's became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements, of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, Nathan's acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation that it did not already own. Revenues of the combined company are generated primarily from operating company-owned restaurants, restaurant franchising under the Nathan's, Kenny Rogers and Miami Subs brands, sales of Nathan's products under the Branded Product Program and licensing agreements for the sale of Nathan's products within supermarkets. The branded product program enables foodservice operators to offer Nathan's hot dogs and certain other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

At December 24, 2000, Nathan's combined system consisted of twenty-eight company-owned units, four hundred and one franchised or licensed units and over twelve hundred Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in forty-two states, the District of Columbia and seventeen foreign countries. At December 24, 2000, Nathan's company-owned restaurant system included eighteen Nathan's units, eight Miami Subs units and two Kenny Rogers Roasters units as compared to twenty-three Nathan's and thirteen Miami Subs units at December 26, 1999.

In addition to plans for expansion, Nathan's is in the process of capitalizing on co-branding opportunities within its existing restaurant system. To date, the Arthur Treachers brand has been introduced within one hundred and two Nathan's, Kenny Rogers Roasters and Miami Subs restaurants , the Nathan's brand has been added to the menu of twenty-eight Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand has been introduced into fourteen Miami Subs and Nathan's restaurants. As of January, 2001 Nathan's has begun expanding the level of co-branding by implementing its new co-branding strategy within the franchise system.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 24, 2000 COMPARED TO DECEMBER 26, 1999

Revenues

Total sales decreased by 11.0% or $1,023,000 to $8,287,000 for the thirteen weeks ended December 24, 2000 ("third quarter fiscal 2001") as compared to $9,310,000 for the thirteen weeks ended December 26, 1999 ("third quarter fiscal 2000"). The restaurant sales decline is primarily due to the operation of fifteen less company-owned stores as compared to the prior fiscal period. This reduction is the result of Nathan's franchising seven company-owned restaurants, transferring two company-owned restaurants to franchisees pursuant to management agreements, closing four unprofitable company-owned units (including two Miami Subs restaurants pursuant to Nathan's divesture plan) and closing two units due to lease expirations. The impact of these actions lowered restaurant sales by $1,695,000 and improved restaurant operating profits by $178,000 versus the third quarter fiscal 2000. Comparable restaurant sales of the Nathan's brand also declined by 0.9% versus the third quarter fiscal 2000, due in part to three restaurants having reached the anniversary of introducing new products, since introducing new products generally results in sales increases. During the third quarter fiscal 2001, sales from two new company-owned restaurants were $553,000. Sales from the Branded Product Program increased by 87.8% to $1,035,000 for the third quarter fiscal 2001 as compared to sales of $551,000 in the third quarter fiscal 2000.

Franchise fees and royalties increased by 8.4% or $175,000 to $2,251,000 in the third quarter fiscal 2001 compared to $2,076,000 in the third quarter fiscal 2000. Franchise sales of Nathan's three restaurant concepts were $51,834,000 in the third quarter fiscal 2001 as compared to $54,326,000 in the third quarter fiscal 2000. Franchise royalties were $2,096,000 in the third quarter fiscal 2001 as compared to $1,845,000 in the third quarter fiscal 2000. Franchise royalties were 4.04% of franchise sales for the third quarter fiscal 2001 as compared to 3.40% of franchise sales in the third quarter of fiscal 2000 primarily due to the amendment of certain franchise agreements and increased contractual compliance. Franchise fee income derived from openings and co-branding activities was $155,000 in the third quarter fiscal 2001 as compared to $231,000 in the third quarter fiscal 2000. During the third quarter fiscal 2001, four new franchised or licensed units opened.

License royalties were $318,000 in the third quarter fiscal 2001 as compared to $426,000 in the third quarter fiscal 2000. Royalties earned from the sale of Nathan's frankfurters within supermarkets and club stores were approximately $246,000 in the third quarter fiscal 2001 as compared to $351,000 in the third quarter fiscal 2000. The majority of these differences are due to the sliding scale by which royalties are determined.

Equity in losses of unconsolidated affiliate of $222,000 in the third quarter fiscal 2000 represented Nathans' proportionate share of Miami Subs' net loss for the period September 1, 1999 through September 30, 1999, which has been reported on a one month lag since the acquisition of the 30% equity interest. Included in Miami Subs' net loss for the period were merger costs of $196,000.

Investment and other income was $702,000 in the third quarter fiscal 2001 versus $458,000 in the third quarter fiscal 2000. The majority of this increase is attributable to a transfer fee of $500,000 that was earned in connection with a change in ownership of Nathan's licensee, SMG, Inc. Nathan's has also recognized income of approximately $178,000 in connection with the introduction of a single master food and paper distributor for Nathans' three restaurant concepts and the ongoing amortization of deferred marketing support. Investment income was reduced by approximately $335,000 as compared to the third quarter fiscal 2000 due to the difference in performance of the financial markets between the two periods and a $79,000 decline attributable to subleasing activities.

Costs and Expenses

Cost of sales decreased by $738,000 to $5,420,000 in the third quarter fiscal 2001 from $6,158,000 in the third quarter fiscal 2000. During the third quarter fiscal 2001, restaurant cost of sales, were lower than the third quarter fiscal 2000 by approximately $1,081,000. Cost of sales were lower by $1,239,000 as a result of the actions taken with the fifteen company-owned restaurants previously discussed as compared to the third quarter fiscal 2000. Cost of sales attributable to two new company-owned restaurants along with higher food and labor costs in the existing restaurants partially offset these lower costs. The cost of restaurant sales at Nathans' comparable units was 61.9% as a percentage of restaurant sales in the third quarter fiscal 2001 as compared to 60.5% as a percentage of restaurant sales in the third quarter fiscal 2000 due primarily to higher labor and associated labor costs. Higher cost of sales of approximately $343,000 were incurred in connection with the growth of the Branded Product Program.

Restaurant operating expenses decreased by $309,000 to $2,197,000 in the third quarter fiscal 2001 from $2,506,000 in the third quarter fiscal 2000. Lower costs of $566,000 were a result of the actions taken with the fifteen company-owned restaurants previously discussed as compared to the third quarter fiscal 2000 which were partially offset by the two new company-owned restaurants.

Depreciation and amortization was $407,000 in the third quarter fiscal 2001 as compared to $507,000 in the third quarter fiscal 2000. This decrease is primarily attributed to lower depreciation resulting from operating fewer restaurants during the third quarter fiscal 2001 as compared to the third quarter fiscal 2000.

Amortization of intangibles was $305,000 in the third quarter fiscal 2001 as compared to $260,000 in the third quarter fiscal 2000.

General and administrative expenses were $2,302,000 in the third quarter fiscal 2001 as compared to $2,264,000 in the third quarter fiscal 2000. General and administrative expenses increased by $38,000, primarily due to higher spending in connection with personnel costs and incentive compensation of approximately $176,000 and Kenny Rogers administrative costs of $50,000, partially offset by lower bad debt expense of approximately $88,000, reduced corporate development costs of approximately $56,000 and certain rebates of approximately $24,000.

Interest expense of $84,000 during the third quarter fiscal 2001 as compared to $112,000 during the third quarter fiscal 2000 relates principally to the repayment of some of the Miami Subs' assumed indebtedness since the date of the acquisition.

Other expense of $ 396,000 relates primarily to lease termination costs totaling $366,000 associated with four underperforming units.

Income Tax Expense

In the third quarter fiscal 2001, the income tax provision was $302,000 or 67.6% of income before income taxes as compared to an income tax benefit of $98,000 or 30.2% of loss before income taxes in the third quarter fiscal 2000. Nathan's has recently agreed to accept an offer by the Internal Revenue Service to conclude the Miami Subs tax audit for the years 1991 through 1996. As part of that agreement, Nathan's expects that certain amortization of intangible assets previously deducted by Miami Subs will be reversed and will not be deductible in the future. Consistent with the agreement with the Internal Revenue Service, Nathan's has now treated these amortization expenses as permanent differences and has recorded a year to date adjustment of approximately $86,000 during the quarter. Excluding this adjustment, income tax expense would have been $216,000 or 48.3% of income before tax.

THIRTY-NINE WEEKS ENDED DECEMBER 24, 2000 COMPARED TO DECEMBER 26, 1999

Effective October 1, 1999 the results of Miami Subs Corporation have been included in the consolidated results of Nathan's Famous, Inc. The results of operations for the thirty-nine weeks ended December 26, 1999 included the operations of Miami Subs for approximately 13 weeks as compared to 39 weeks of operations for the period ended December 24, 2000. The results of Miami Subs' operations for the twenty-six week period ended September 24, 2000 have been separately stated to quantify that impact on the thirty-nine weeks of operations.

Revenues

Total sales increased by 23.7% or $5,351,000 to $27,940,000 for the thirty-nine weeks ended December 24, 2000 ("fiscal 2001 period") as compared to $22,589,000 for the thirty-nine weeks ended December 26, 1999 ("fiscal 2000 period"). Of the total increase, sales increased by $5,968,000 during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year. The remaining restaurant sales decline is primarily due to the operation of fifteen less company-owned stores as compared to the prior fiscal period. This reduction is the result of Nathan's franchising seven company-owned restaurants, transferring two company-owned restaurant to franchisees pursuant to management agreements, closing four unprofitable company-owned units (including two Miami Subs restaurants pursuant to Nathan's divesture plan) and closing two units due to lease expirations. The impact of these actions lowered restaurant sales by $3,019,000 and improved restaurant operating profits by $265,000 versus the fiscal 2000 period. Additionally, one unit which re-opened in October 2000 was temporarily closed during part of the fiscal 2001 period for renovation. Comparable restaurant sales of the Nathan's brand also declined by 1.6% versus the fiscal 2000 period, due principally to weakness experienced at the Coney Island restaurant primarily attributable to the unfavorable weather conditions experienced earlier in the fiscal year. During the fiscal 2001 period, sales from two new company-owned restaurants were $1,883,000. Sales from the Branded Product Program increased by 63.8% to $3,471,000 for the fiscal 2001 period as compared to sales of $2,119,000 in the fiscal 2000 period.

Franchise fees and royalties increased by 66.2% or $2,653,000 to $6,659,000 in the fiscal 2001 period compared to $4,006,000 in the fiscal 2000 period. Increases in franchise fees and royalties during the twenty-six week period ended September 24, 2000 resulting from the Miami Subs acquisition made last year was $2,397,000, which includes a royalty reconciliation of approximately $54,000. Franchise sales of Nathan's three restaurant concepts increased by 59.6% to $160,138,000 in the fiscal 2001 period as compared to $100,326,000 in the fiscal 2000 period due primarily to the inclusion of Miami Subs franchise system sales for the twenty-six weeks ended September 24, 2000. Franchise royalties were $6,453,000 in the fiscal 2001 period as compared to $3,523,000 in the fiscal 2000 period. Franchise fee income derived from openings was $406,000 in the fiscal 2001 period as compared to $483,000 in the fiscal 2000 period. This decrease was primarily attributable to the difference between expired franchise fees recognized into income and number of franchised units open between the two periods. During the fiscal 2001 period, twelve new franchised or licensed units opened.

License royalties were $1,495,000 in the fiscal 2001 period as compared to $1,340,000 in the fiscal 2000 period. Royalties earned from the sale of Nathan's frankfurters within supermarkets and club stores were approximately $1,296,000 during the fiscal 2001 period as compared to $1,176,000 during the fiscal 2000 period.

Equity in losses of unconsolidated affiliate of $163,000 in the fiscal 2000 period represented Nathans' proportionate share of Miami Subs' net loss for the period March 1, 1999 through September 30, 1999, which has been reported on a one month lag since the acquisition of the 30% equity interest. Included in Miami Subs' net loss for the period were merger costs of $325,000.

Investment and other income increased by $866,000 to $1,435,000 in the fiscal 2001 period versus $569,000 in the fiscal 2000 period. Increases in other income during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year was $392,000. During the fiscal 2001 period Nathan's recognized income of approximately $577,000 in connection with the introduction of a single master food and paper distributor for its three restaurant concepts and the ongoing amortization of deferred marketing support. This increase is also attributable to a transfer fee of $500,000 that was earned in connection with a change in ownership of Nathan's licensee, SMG, Inc. Investment income was reduced by approximately $464,000 as compared to the fiscal 2000 period due to the difference in performance of the financial markets between the two periods. Subleasing activities were reduced by $82,000 as compared to the fiscal 2000 period.

Costs and Expenses

Cost of sales increased by $3,746,000 to $18,070,000 in the fiscal 2001 period from $14,324,000 in the fiscal 2000 period. Of the total increase, cost of sales increased by $3,837,000 during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year. Cost of sales attributable to two new company-owned restaurants along with higher labor costs in the Nathan's brand partially offset lower costs of operating fewer company-owned restaurants totaling $3,161,000 as compared to the fiscal 2000 period. The cost of restaurant sales at Nathans' comparable units was 59.7% as a percentage of restaurant sales in the fiscal 2001 period as compared to 58.4% as a percentage of restaurant sales in the fiscal 2000 period due primarily to higher food and labor costs. Higher cost of sales totaling approximately $935,000 were incurred in connection with the growth of the Branded Product Program.

Restaurant operating expenses increased by $1,320,000 from $5,550,000 in the fiscal 2000 period to $6,870,000 in the fiscal 2001 period. Of the total increase, restaurant operating expenses increased by $1,687,000 during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year. Lower costs of $1,107,000 were attributable to operating fewer company-owned restaurants as compared to the end of the third quarter fiscal 2000 which were partially offset by higher utility costs at company-owned comparable restaurants.

Depreciation and amortization increased by $284,000 from $1,026,000 in the fiscal 2000 period to $1,346,000 in the fiscal 2001 period. Depreciation expense increased by $403,000 during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year. Depreciation expense attributable two new company-owned restaurants partially offset the lower depreciation expense of operating fewer company-owned restaurants versus the fiscal 2000 period.

Amortization of intangibles increased by $222,000 from $485,000 in the fiscal 2000 period to $707,000 in the fiscal 2001 period. Amortization of intangibles increased by $169,000 during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year which is attributable to intangible assets acquired and the amortization of the excess purchase price.

General and administrative expenses increased by $1,894,000 to $6,681,000 in the fiscal 2001 period as compared to $4,787,000 in the fiscal 2000 period. Of the total increase, general and administrative expenses increased by approximately $1,562,000 during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year. General and administrative expenses, excluding the impact of Miami Subs, increased by $332,000 primarily due to higher spending in connection with personnel costs and incentive compensation of approximately $444,000 and Kenny Rogers administrative costs of $82,000, which were partially offset by lower bad debt expense of approximately $120,000 and certain rebates of approximately $102,000.

Interest expense was $230,000 during the fiscal 2001 period as compared to $112,000 during the fiscal 2000 period. Interest expense increased principally due to the different periods of time that Miami Subs has been owned by Nathan's, which expense has been reduced by the repayment of some of the Miami Subs' assumed debt since the date of the acquisition.

Other expense of $ 396,000 relates primarily to lease termination costs totaling $366,000 associated with four underperforming units.

Income Tax Expense

In the fiscal 2001 period, the income tax provision was $1,406,000 or 43.5% of income before income taxes as compared to $633,000 or 42.5% of income before income taxes in the fiscal 2000 period. Nathan's has recently agreed to accept an offer by the Internal Revenue

Service to conclude the Miami Subs tax audit for the years 1991 through 1996. As part of that agreement, Nathan's expects that certain amortization of intangible assets previously deducted by Miami Subs will be reversed and will not be deductible in the future.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 24, 2000 aggregated $4,665,000, increasing by $2,268,000 during the fiscal 2001 period. At December 24, 2000, marketable securities and investment in limited partnership totaled $5,324,000 and net working capital increased to $3,749,000 from a deficit of $322,000 at March 26, 2000. Cash and cash equivalents at December 24, 2000 included $2,903,000 held on behalf of the Miami Subs Advertising Funds. A corresponding accrual has been recorded within accrued expenses and other current liabilities.

Cash provided by operations of $3,344,000 in the fiscal 2001 period is primarily attributable to net income of $1,823,000, non-cash charges of $2,219,000, including depreciation and amortization of $2,053,000 and allowance for doubtful accounts of $88,000, increases in accounts payable and accrued expenses and other current liabilities of $1,691,000, an increase in other non current liabilities of $1,439,000, a decrease in other assets of $125,000, all of which were partially offset by an increase in marketable securities and investment in limited partnership of $2,327,000, an increase in notes and accounts receivables of $1,155,000, an increase in inventories of $100,000, an increase in prepaid expenses and other current assets of $202,000 and a decrease in deferred franchise fees of $169,000. During fiscal 2001 Nathan's received a marketing advance from its beverage supplier in connection with a newly executed marketing agreement.

Cash used in investing activities of $863,000 is comprised primarily of $1,354,000 relating to capital improvements of company-owned restaurants and other fixed asset additions, cash received on notes receivable of $446,000 and proceeds from the sale of assets of $45,000.

Cash used in financing activities of $213,000 represents repayments of notes payable and obligations under capital leases.

In connection with the acquisition of Miami Subs, Nathan's is executing its plans to permanently close up to 18 underperforming company-owned restaurants. Accordingly, Nathan's expects to incur future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating such leases. As of December 24, 2000, Nathan's has accrued approximately $1,045,000 for lease termination costs, as part of the acquisition. At present, Nathan's is unable to reasonably estimate these total costs; however, as of January 26, 2001, Nathan's has terminated 9 of these leases at a total cost of $502,000. As of December 24, 2000, minimum annual lease payments for the remaining stores were approximately $706,000, with remaining lease terms ranging from 1 year up to approximately 17 years.

Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance Nathan's operations for at least the next twelve months. Nathan's maintains a $7,500,000 uncommitted bank line of credit and it has not borrowed any funds to date under this line of credit.

FORWARD LOOKING STATEMENT

Certain statements contained in this report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause Nathan's actual results and performance to differ materially from those described or implied in the forward looking statements. These risks and uncertainties, many of which are not within Nathan's control, include, but are not limited to economic, weather, legislative and business conditions; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; ability to continue to attract franchisees; the ability to purchase our primary food and paper products at reasonable prices; no material increases in the minimum wage; and Nathan's ability to attract competent restaurant and managerial personnel. Such forward looking statements are identified by expressions such as "expect", "anticipate", "believe", "intend", and similar expressions.

                           PART II. OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                               None.

         (b) No reports on Form 8-K were filed during the quarter ended December 24, 2000.

ITEM 7A.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Nathan's has historically invested its cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although Nathan's existing investments in cash equivalents are not considered at risk with respect to changes in interest rates or markets for these instruments, Nathan's rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

         Nathan's has invested its marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments and a highly liquid investment limited partnership that invests principally in equities. These investments are subject to fluctuations in interest rates and the performance of the equity markets.

         The interest rates on Nathan's borrowings are generally determined based upon prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. Nathan's does not anticipate entering into interest rate swaps or other financial instruments to hedge its borrowings.

         The cost of commodities are subject to market fluctuation. Nathan's has not attempted to hedge against fluctuations in the prices of the commodities it purchases using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities.

         Foreign franchisees generally conduct business with Nathan's and make payments to Nathan's in, United States dollars, reducing the risks inherent with changes in the values of foreign currencies. As a result, Nathan's has not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

                                                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NATHAN'S FAMOUS, INC.



Date: February 5, 2001      By:  /s/Wayne Norbitz
                                    -----------------------------------------
                                    Wayne Norbitz
                                    President and Chief Operating Officer
                                    (Principal Executive Officer)


Date: February 5, 2001      By: /s/Ronald G. DeVos
                                   -----------------------------------------
                                   Ronald G. DeVos
                                   Vice President - Finance
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit               Description
-------               -----------

27                    Financial Data Schedule