Form 10-K
period 2001-03-25
NATHANS FAMOUS INC
filed 2001-06-21
CIK 69733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 25, 2001
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from         to

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 6, 2001 was approximately $23,315,166.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 6, 2001, there were 7,065,202 shares of Common Stock, par value $.01 per share outstanding.

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

         We have historically operated and franchised fast food units featuring Nathan's famous brand all beef frankfurters, fresh crinkle-cut french fried potatoes, and a variety of other menu offerings. Our Nathan's brand company-owned and franchised units operated under the name "Nathan's Famous," the name first used at our original Coney Island restaurant opened in 1916. Since fiscal 1998, we supplemented our Nathan's franchise program with our Branded Product Program which enables foodservice retailers to sell some of Nathan's proprietary products outside of the realm of a traditional franchise relationship. During fiscal 2000, we acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. and also completed a merger with Miami Subs Corporation whereby we acquired the remaining 70% of Miami Subs common stock we did not already own.

         Over the past five years, we have focused on developing our restaurant system by operating company-owned restaurants and opening franchised restaurants, developing complimentary lines of business, such as expanding our supermarket licensing program of our Nathan's brand, implementing our Nathan's Branded Product Program, and developing an international master franchising program. In an effort to expand our restaurant system and expand our brand portfolio, during fiscal 2000 we completed our merger with Miami Subs Corp. and our acquisition of the intellectual property of the Kenny Rogers Roasters franchise system. In addition, through our acquisition of Miami Subs, we also secured certain exclusive co-branding rights to use the Arthur Treachers brand within the United States. We have begun to capitalize on the co-branding opportunities within our existing restaurant system, as well as seek to develop new multi-brand marketing and development plans.

         At March 25, 2001, our system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 25 company-owned units concentrated in the New York metropolitan area (including New Jersey) and Florida, 386 franchised units, including four units operating pursuant to management agreements, and over 1,200 branded product points of sale under our Branded Product Program, located in 42 states, the District of Columbia, and 17 foreign countries.

         We plan to further introduce our co-branding opportunities within the existing restaurant system, seek to expand the scope and market penetration of our Branded Product Program, further develop the restaurant operations of existing company-owned and franchised outlets for all restaurant concepts, and open new franchised outlets of all of our restaurant concepts in traditional or captive market environments. We also may selectively consider opening new company-owned restaurants. We also plan to develop an international presence through the use of master franchising agreements based upon individual or combined use of all three restaurant concepts.

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

         On November 25, 1998, we purchased 2,030,250 shares of Miami Subs Corporation (after giving effect to a 4 for 1 reverse stock split), or approximately 30% of the then outstanding common stock for $4,200,000. On September 30, 1999, we completed our merger with Miami Subs and acquired the remaining outstanding shares of Miami Subs in exchange for 2,317,980 shares of our common stock and warrants to acquire 579,040 additional shares of our common stock at a price of $6.00 per share.

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

         Nathans' hot dogs are all-beef and are free from all fillers and starches. Hot dogs are flavored with the original secret blend of spices created by Ida Handwerker in 1916, which historically have distinguished Nathans' hot dogs. Hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 85 years. Our signature crinkle-cut french fried potatoes are featured at each Nathan's restaurant. Nathans' french fried potatoes are cooked to order in 100% cholesterol-free corn oil. We believe that the majority of sales in our company-owned units consist of Nathan's famous hot dogs, crinkle-cut french fried potatoes and beverages.

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

         Nathans' restaurant units are available in a range of sizes as follows:
Type A--300 to 1,200 sq. ft., Type B--approximately 2,200 sq. ft. and Type C--approximately 4,000 sq. ft. We have also developed Nathan's carts, kiosks, and modular merchandising units, all designated as Type D. Type A units may not have customer seating areas, although they may often share seating areas with other fast food outlets in food court settings. Type B and Type C units generally provide seating for 45 to 50 and 75 to 125 customers, respectively. Type D units generally carry only the core menu. This menu is supplemented by a number of other menu selections in Type A & B units and even greater menu selection in Type C units.

         We believe Nathan's carts, kiosks, modular units and food court designs are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry food service, within larger retail operations and other captive markets. Many of these smaller units have been designed specifically to support our expanding Branded Product Program. All of these units utilize a uniform, contemporary design.

Miami Subs Concept and Menu

         Our Miami Subs concept features a wide variety of moderately priced lunch, dinner and snack foods, including hot and cold submarine sandwiches, various ethnic foods such as gyros and pita sandwiches, flame grilled hamburgers and chicken breast sandwiches, chicken wings, fresh salads, ice cream and other desserts. Soft drinks, iced tea, coffee, beer and wine are also offered.

         Freshness and quality of breads, produce and other ingredients are strongly emphasized in Miami Subs, as they are in all of our restaurants. The Miami Subs menu may include low-fat selections such as salads, grilled chicken breasts, vegetarian items and non-fat frozen yogurt which we believe are perceived as nutritious and appealing to health conscious consumers. We believe Miami Subs has become known for certain "signature" foods, such as grilled chicken on pita bread, cheese steak subs and gyros on pita bread.

         Miami Subs restaurants feature a distinctive decor unique to the Miami Subs concept. The exterior of free-standing restaurants feature an unusual roof design and neon pastel highlights for easy recognition. Interiors have a tropical motif in a neon pink and blue color scheme with murals of fish, mermaids, flamingos and tropical foliage. Exteriors and interiors are brightly lit to create an inviting, attractive ambience to distinguish the restaurants from our competitors. At March 25, 2001, 120 of the Miami Subs restaurants were located in freestanding buildings, ranging between 2,000 and 5,000 square feet. Certain other Miami Subs restaurants are scaled down to accommodate non-traditional captive market environments.

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

         To date, 105 Miami Subs restaurants have introduced our co-branded menu consisting of Nathan's, Kenny Rogers Roasters or Arthur Treachers signature products. We are creating a new image for Miami Subs based upon this co-branding strategy called "Miami Subs Plus" which is expected to be heavily marketed in Southern Florida in July 2001.

Kenny Rogers Roasters Concept and Menu

         The Kenny Rogers Roasters concept was first introduced in 1991 with the idea of serving home-style family foods based on a menu centered around wood-fire rotisserie chicken. Kenny Rogers Roasters' unique proprietary marinade and spice formula, combined with wood-fire roasting in a specifically designed rotisserie, became the basis of a breakthrough taste in rotisserie chicken. The menu, design and service style were created to position the concept midway between quick-serve and casual dining. This format, coupled with a customer friendly environment developed for dine-in or take-home consumers, is the precursor of the Kenny Rogers Roasters system.

         The distinctive flavoring of our Kenny Rogers Roasters chicken is the result of a two step process. First, our chickens are marinated using a specially flavored proprietary marinade. Then a second unique blend of spice is applied to the chicken prior to cooking in the open flame wood-fire rotisserie in full view of customers at the restaurant. Other entrees offered in Kenny Rogers Roasters restaurants may include Honey Bourbon BBQ ribs and rotisserie turkey. Complimenting Kenny Rogers Roasters main courses are a wide variety of freshly prepared side dishes, corn muffins, soups, salads and sandwiches. The menu offers a healthful alternative to traditional quick-serve menu offerings that caters to families and individuals.

         The majority of existing Kenny Rogers Roasters restaurants are traditional free standing buildings offering dine-in and drive thru delivery options ranging in size between 3,000 and 4,000 sq. ft. with seating capacity for approximately 125 guests. Other prototype restaurant designs that are being considered include kiosks, food court units, double drive-thru units and scaled down in-line and free standing restaurant types.

         We have recently begun to co-brand Kenny Rogers Roasters with Nathan's by introducing Nathan's famous all-beef frankfurters, crinkle-cut french fries and hamburger menus to supplement Roasters' core menu offerings. We believe that adding Nathan's products will compliment the Kenny Rogers menu by adding strong lunchtime offerings to the existing predominant dinner offerings and expect that the added variety will please and attract more families with children.

Franchise Operations

         At March 25, 2001, our franchise system, including our Nathan's, Miami Subs and Kenny Rogers restaurant concepts, consisted of 386 units operating in 25 states and 16 foreign countries.

         Today, our franchise system counts among its 175 franchisees and licensees such well known companies as Host Marriott Services USA, Inc., ARAMARK Leisure Services, Inc., CA1 Services, Inc., Service America Corp., Ogden Services Corp. and Sodexho USA. We continue to seek to market our franchising program to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units.

         As of March 25, 2001, Host Marriott operated 34 franchised outlets, including 18 units at airports, 13 units within highway travel plazas and three units within malls.

Nathan's Franchise Program

         Franchisees are required to execute a standard franchise agreement prior to opening each Nathan's Famous unit. Our current standard Nathan's franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 4.5% of restaurant sales and the expenditure of 2.5% of restaurant sales on advertising. We also offer a modified franchise agreement tailored to meet the needs of franchisees who desire to operate a Nathan's of a smaller size offering a reduced menu. The modified franchise agreement provides for the initial franchise fee of $15,000 which is payable upon execution of the agreement, monthly royalties of 4.5% and the expenditure of 2.5% of restaurant sales on advertising. We may offer alternatives to the standard franchise agreement, particularly having to do with advertising requirements. Marriott and National Restaurant Management, Inc., are among those franchisees who are not subject to the requirement to spend a percentage of sales on advertising. The initial term of the typical franchise agreement is 20 years, with a 15-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

         Franchisees are approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the proposed scope of the development agreement.

         We provide numerous support services to our Nathan's franchisees. We assist in and approve all site selections. Thereafter, we provide architectural plans suitable for restaurants of varying sizes and configurations for use in food-court, in-line and free-standing locations. We also assist in establishing building design specifications, reviewing construction compliance, equipping the restaurant and providing appropriate menus to coordinate with the restaurant design and location selected by the franchisee. We typically do not sell food, equipment or supplies to our Nathan's franchisees.

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

         Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us and applied on a system-wide basis. We continuously monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise or license agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise or license agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 25, 2001, ("fiscal 2001") franchisees have opened 16 new Nathan's franchised units, including 3 units in Egypt and 1 unit in Israel. We initiated termination of 3 Nathan's franchise agreements for non-compliance during fiscal 2001.

         Franchisees who desire to open multiple units in a specific territory within the United States may enter into a standard area development agreement under which we receive an advance fee based upon the number of proposed units which the franchisee is authorized to open. This advance is credited against the franchise fee payable to us as provided in the standard franchise agreement. In some circumstances, we may grant exclusive territorial rights in foreign countries for the development of Nathan's units based upon compliance with a predetermined development schedule. We would require an exclusivity fee to be conveyed for such exclusive rights.

Miami Subs Franchise Program

         Franchisees are required to execute a standard franchise agreement relating to the operation of each Miami Subs restaurant. Currently, the term of the franchise agreement is between five and 20 years, and the initial franchise fee is $30,000 for traditional restaurants and $15,000 for certain non-traditional restaurants. The standard franchise agreement provides for the payment of a monthly royalty fee of 4.5% on gross restaurant sales for the term of the franchise agreement, and additional charges based on a percentage of restaurant sales, typically totaling 2.25%, to support various system-wide and local advertising funds.

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

         The six-week training program consists of formal classroom training and in-restaurant training featuring various aspects of day-to-day operations leading to certification in all functioning positions. Topics covered include human resources, accounting, purchasing and labor and food handling laws. Standard operating manuals are provided to each franchisee.

         To maintain uniformly high standards of appearance, service and food and beverage quality for our Miami Subs restaurants, we have adopted policies and implemented a monitoring program. Franchisees are expected to adhere to specifications and standards in connection with the selection and purchase of products used in the operation of the Miami Subs restaurant. Detailed specifications are provided for the products used, and franchisees must request approval for any deviations. We do not generally sell equipment, supplies or products to our Miami Subs franchisees. The franchise agreement requires franchisees to operate their restaurants in accordance with Miami Subs' requirements. We require our franchisees to use specified kitchen equipment to maximize consistency and speed of food preparation. Ongoing advice and assistance is provided to franchisees in connection with the operation and management of each restaurant. Our area consultants are responsible for oversight of franchisees and periodically visit each restaurant. During such visits, the area consultant completes a report which contains evaluations on speed of preparation for menu items, quality of delivered product, cleanliness of restaurant facilities as well as evaluations of managers and other personnel. The area consultants also make unannounced follow-up visits to ensure adherence to operational specifications.

         We also use information about the restaurants which is received from customers on a Miami Subs' standardized "comment card" and maintain a toll-free telephone number to receive customer comments.

         Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 25, 2001, franchisees have opened 2 new Miami Subs franchised units. During the fiscal year ended March 25, 2001, we initiated termination of 6 Miami Subs franchise agreements for such non-compliance.

Kenny Rogers Roasters Franchise Program

         Kenny Rogers Roasters franchisees from the previous franchise system were required to execute amended and restated franchise agreements in order to preserve their franchised units. The amended and restated franchise agreement affirmed the franchisees responsibilities and offered reduced royalty and advertising fund payments through March 31, 2001. These reduced rates have been extended until March 31, 2002. Future Kenny Rogers Roasters franchisees will have to execute our current standard franchise agreement which provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 4.5% of restaurant sales and the expenditure of 2.5% of restaurant sales on advertising. In some specific situations, we may offer alternatives to the standard franchise agreement. The initial term of the typical franchise agreement is 20 years, with up to a 20-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

         Franchisees will be approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the proposed scope of the development agreement.

         We expect to provide numerous restaurant opening support services to future Kenny Rogers Roasters franchisees. We expect to assist in and approve all Kenny Rogers Roasters site selections. Thereafter, we expect to provide architectural prototype plans suitable for Kenny Rogers Roasters restaurants of varying sizes and configurations, for use in food-court, in-line, double drive-thru and free-standing locations. We will also assist in establishing building design specifications, reviewing construction compliance, equipping the restaurant and providing appropriate menus to coordinate with the prototype restaurant design and location selected by the Kenny Rogers Roasters franchisee. We do not typically sell food, equipment or supplies to our Kenny Rogers Roasters franchisees.

         We plan to offer various management training courses for management personnel of future Kenny Rogers Roasters restaurants. At least one restaurant manager from each new restaurant or co-branded restaurant will have to successfully complete Kenny Rogers Roasters' mandated management training program. We also plan to offer additional operations and general management training courses to all Kenny Rogers Roasters restaurant managers and other managers with supervisory responsibilities. We provide standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs. We also provide ongoing advice and assistance to franchisees.

         Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. We develop all standards and specifications, which are applied on a system-wide basis. We continuously monitor franchisee operations. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 25, 2001, no Kenny Rogers Roasters franchise agreements were terminated for such non-compliance.

         Franchisees who desire to open multiple units in a specific territory within the United States may generally enter into a standard area development agreement under which we would receive an advance fee based upon the number of proposed units which the franchisee is authorized to open. This advance would be credited against the franchise fee payable to us, as provided in its standard franchise agreement. In some circumstances, we may grant exclusive territorial rights in foreign countries for the development of Roasters units based upon compliance with a predetermined development schedule

Company-owned Nathan's Restaurant Operations

         As of March 25, 2001, we operated 17 company-owned Nathan's units, including one kiosk, in New York and New Jersey. Three of these restaurants are older and significantly larger units which do not conform to current designs. These units carry a broader selection of menu items than current designs. The items offered at our restaurants, other than the core menu, tend to have lower margins than the core menu. The older units required significantly higher levels of initial investment than current franchise designs and tend to operate at a lower sales/investment ratio. Consequently, we do not intend to replicate these older units in future company-owned units.

         We entered into a food service lease agreement with Home Depot U.S.A., Inc. under which we lease space in certain Home Depot Improvement Centers to operate Nathan's restaurants. The term of each Home Depot agreement is five years from the date on which the restaurant opens, with two five year renewal options. We currently operate seven units within Home Depot Improvement Centers, including one kiosk.

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

Company-owned Miami Subs Restaurant Operations

         As of March 25, 2001, we operated six Miami Subs restaurants located in Southern Florida. All of our company-owned Miami Subs restaurants are free-standing restaurants offering drive thru operations as well as dine in seating. The restaurants generally are approximately 3,100 square feet with seating capacity for approximately 90 guests.

         We use kitchen equipment in our Miami Subs restaurants which is designed to be versatile, improve product consistency, and facilitate menu modifications. Meats and other products, which are purchased in pre-weighed individual servings, can be consistently cooked-to-order automatically.

         Commencing January 2000, we introduced a re-engineered Miami Subs menu within our company-owned Miami Subs restaurants. During fiscal 2001, we furthered our menu development activities by proceeding with our co-branding strategy of including certain Nathan's, Kenny Rogers Roasters and Arthur Treachers signature products in selected company-owned Miami Subs restaurants.

         During the year ended March 25, 2001, we closed three of the Miami Subs company-operated restaurants that were identified for closure as part of our acquisition strategy.

Company-owned Kenny Rogers Roasters Restaurant Operations

         At March 25, 2001, we operated two Kenny Rogers Roasters restaurants in Rockville Centre and Commack New York. These units are traditional free-standing buildings, each with a drive thru, and boast a new interior design and decor package featuring simulated weather-washed woodwork accentuated with earthtones. Custom wall murals have been painted that are complimented with hanging memorabilia. In addition to the standard Kenny Rogers Roasters menu, both restaurants feature Nathan's all-beef frankfurters, crinkle-cut french fries, chargrilled hamburgers and other select Nathan's menu items, including a newly formulated kids' menu. Arthur Treachers' products are also featured in the Rockville Centre restaurant.

International Franchising

         As of March 25, 2001, our franchisees operated 93 units in 16 foreign countries having significant representations within Malaysia, the Philippines, and the Middle-East. The vast majority of foreign operations consist of Kenny Rogers Roasters units, although our Nathan's and Miami Subs restaurant concepts also have foreign franchise operations. During the current fiscal year, our international franchising program opened nine Roasters as follows: four in the Philippines, four in Malaysia and one in Brunei. We also opened three Nathan's units in Egypt and one in Israel. There are currently two new units and one co-branded unit under various stages of development.

         To date, we also executed Letters of Intent to enter into Master Development Agreements for the rights to China, Japan, and Turkey and are currently in various stages of discussions for development in other foreign countries. We may grant exclusive territorial rights, in foreign countries, based upon compliance with a pre-determined development schedule and would require that an exclusivity fee be conveyed for these rights. We plan to develop internationally through the use of master franchising agreements based upon individual or combined use of all three restaurant concepts.

Location Summary

The following table shows the number of our company-owned and franchised or licensed units in operation or under development at March 25, 2001 and their geographical distribution:

                                                              Franchise
Location                               Company                or License(1)          Total
--------                               -------                -------------          -----
Alabama                                   --                      3                     3
Arizona                                   --                      3                     3
California                                --                     10                    10
Colorado                                  --                      1                     1
Connecticut                               --                      3                     3
Florida                                    6                    118                   124
Georgia                                   --                      2                     2
Idaho                                     --                      1                     1
Indiana                                   --                      2                     2
Maryland                                  --                      2                     2
Massachusetts                             --                      1                     1
Michigan                                  --                      2                     2
Minnesota                                 --                      2                     2
Mississippi                               --                      1                     1
Missouri                                  --                      2                     2
Nevada                                    --                      6                     6
New Jersey                                 2                     44                    46
New York                                  17                     57                    74
North Carolina                            --                     15                    15
Pennsylvania                              --                      7                     7
Rhode Island                              --                      1                     1
South Carolina                            --                      2                     2
Tennessee                                 --                      2                     2
Texas                                     --                      5                     5
Wisconsin                                 --                      1                     1
                                         ---                    ---                   ---
Domestic Subtotal                         25                    293                   318
                                         ---                    ---                   ---

International Locations
Aruba                                     --                      1                     1
Bahamas                                   --                      3                     3
Brunei                                    --                      1                     1
Canada                                    --                      3                     3
China                                     --                      5                     5
Cypress                                   --                      1                     1
Dominican Republic                        --                      2                     2
Egypt                                     --                      6                     6
Indonesia                                 --                      1                     1
Israel                                    --                      1                     1
Malaysia                                  --                     27                    27
Philippines                               --                     32                    32
Puerto Rico                               --                      2                     2
Saudi Arabia                              --                      2                     2
Singapore                                 --                      4                     4
United Arab Emirates                      --                      2                     2
                                         ---                    ---                   ---
International Subtotal                    --                     93                    93
                                         ---                    ---                   ---

Grand Total                               25                    386                   411
                                         ---                    ---                   ---

(1) Includes 4 units operating by third parties pursuant to management agreements and does not include our Branded Product Program.

Branded Product Program

         Our "Branded Product Program" was launched during fiscal 1998, for our Nathan's Famous brand in which qualified foodservice operators may offer Nathans' hot dogs and certain other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark for the sale of hot dogs and certain other proprietary food items and paper goods. We sell the products directly to various distributors who resell these proprietary products to retailers. At March 25, 2001, the Branded Product Program was comprised of over 1,200 points of sale. The flexibility of this program allows us to market the Nathan's brand and sell Nathan's hot dogs through new and varied means of distribution. For example, Nathan's pre-packaged branded hot dogs are being sold through vending machines, convenience stores and club stores pursuant to exclusive distribution agreements with The Compass Group and Pierre Foods. Other venues that now feature Nathan's hot dogs through the Branded Product Program include hospitals, casinos, department stores, colleges, Business & Industry accounts, beaches and sports arenas and stadiums. We are proud to be part of the menu offerings at Walter Reed and NYU Medical Hospitals, Caesar's Palace, UCLA, The Kennedy Space Center, The House of Representatives, Jones Beach, Royal Caribbean Cruise Lines, and of having been named the official hot dog of the New York Yankees for the 2001 through 2003 baseball seasons.

Expansion Program

         The foundation of our expansion program centers around our marketing of each brands' signature products. We expect to further focus on introducing each restaurant concepts' signature products through co-branding efforts within our existing restaurant system, opening new units for each restaurant concept individually and on a co-branded basis and expanding product distribution through alternative means such as branded products or supermarket licensing arrangements.

         We may selectively open new company-owned units, concentrated within the New York metropolitan area or in Southern Florida using a co-branded format. Existing company-owned units are principally located in the New York metropolitan area and Southern Florida market where we have extensive experience in operating restaurants. We intend to consider new opportunities in both traditional and captive market settings.

         We anticipate that we will open franchised units of all three restaurant concepts individually and develop new co-branded outlets. We have recently engaged an imaging and equipment design firm to assist us with the development of certain prototype restaurants.

         During fiscal 2002, we expect to continue opening new franchised units for all three of our restaurant concepts and introducing our co-branded products in new environments.

         We expect that during fiscal 2002 our international development efforts will take on added dimensions as a result of the co-branding opportunities that we now offer. We believe that in addition to restaurant franchising of our three restaurant concepts, there is the opportunity to increase revenues, by offering master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, subfranchising restaurants to others, licensing the manufacture of our signature products, selling our signature products through supermarkets and allowing for the further development of our Branded Product Program. Qualified persons or entities must have satisfactory foodservice experience managing multiple units, the appropriate infrastructure and the necessary financial resources to support the business development.

         We will also seek to continue the growth of our Branded Product Program in fiscal 2002 which may include certain Miami Subs products, Kenny Rogers Roasters products and additional Nathan's products, as well as through the addition of new points of sale. We believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products into branded products throughout the foodservice industry.

Co-branding

         We believe that there is a substantial opportunity for co-branding among our restaurant concepts. In addition to the three restaurant concepts that we own, we also maintain certain exclusive co-branding rights for the use of the brand "Arthur Treachers Fish & Chips" within the United States.

         During the fiscal year ended March 25, 2001, our strategy emphasized co-branding within our existing restaurant system. "Host Restaurants" would continue to operate pursuant to their current franchise agreements. Existing franchisees would simply execute an addendum to their agreement which defined the terms of our co-branding relationship. As part of our co-branding strategy for the Miami Subs franchise system, an entirely new marketing approach was developed to include the name "Miami Subs Plus". In January 2001, we expanded the implementation of our co-branding strategy by offering to the Miami Subs franchise community the ability to add Nathan's, Kenny Rogers Roasters and Arthur Treachers signature products to their menus. We are presently developing co-branding strategies for the Nathan's and Kenny Rogers franchise communities. We expect to continue to provide co-branding throughout the upcoming fiscal year.

         We believe that our brand offerings compliment each other and will enable us to market franchises of co-branded units and co-branding to existing franchised units. The Nathan's and Miami Subs products are typically stronger during lunch while the Kenny Rogers Roasters and Arthur Treachers products are generally stronger during dinner. We believe that the added variety has resulted in increased sales.

         To date, in the Miami Subs restaurant system, Nathan's products have been introduced into 66 restaurants, Kenny Rogers products have been introduced into 62 restaurants and Arthur Treachers products have been introduced into 96 restaurants. The Nathan's restaurant system has introduced Arthur Treachers products into 25 restaurants and Kenny Rogers products into three restaurants. The Kenny Rogers restaurant system has introduced Nathan's products into five restaurants and Arthur Treachers products into four restaurants.

         We expect to market co-branded units within the United States and internationally. We believe that a multi-branded restaurant concept offering strong lunch and dinner day parts will be very appealing to both consumers and potential franchisees. Such restaurants should allow the operator to increase sales and leverage the cost of real estate and other fixed costs which may provide superior investment returns as compared to many restaurants that are single branded.

Licensing Program

         We license SMG, Inc. to produce packaged hot dogs and other meat products according to Nathans' proprietary recipes and spice formulations, and to use "Nathan's Famous" and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, groceries and other outlets, thereby providing foods for off-premises consumption. The SMG agreement expires in 2014 and provides for royalties ranging between 3% to 5% of sales. The percentage varies based on sales volume, with escalating minimum royalties. Earned royalties of $1,614,000 in fiscal 2001 exceeded the contractual minimum established under the agreement. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the "Nathan's Famous" hot dog in their homes helps promote "Nathan's Famous" restaurant patronage. Supermarket sales of our hot dogs are concentrated in the New York metropolitan area, New England, Florida, California and certain other select markets. Royalties from SMG provided the majority of our fiscal 2001 retail license revenues.

         In November 1997, we executed a license agreement with J.J. Mathews & Co, Inc. to market a variety of Nathan's packaged menu items for sale within supermarkets and groceries. The agreement called for us to receive royalties based upon sales, subject to minimum annual royalties, as specified in the agreement. During fiscal 2001 the license agreement was terminated.

         During fiscal 2001, our products were also distributed under licensing agreements with Gold Pure Food Product's Co., Inc. and United Pickle Packers, Inc. Both companies licensed the "Nathan's Famous" name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned during fiscal 2001 have not been significant.

PROVISIONS AND SUPPLIES

         Our proprietary hot dogs are produced by SMG and Russer Foods, a division of IBP, Inc., in accordance with Nathans' recipes, quality standards and proprietary spice formulations. John Morrell & Company, our licensee prior to SMG, has retained the right to produce Nathans' proprietary spice formulations. Kenny Rogers Roasters proprietary chicken is produced by ConAgra based upon exacting quality, weight, processing and packaging standards. Proprietary marinade and spice formulations are produced by McCormick and Co., Inc. All other company provisions are purchased and obtained from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants to ensure adequate supply of high quality items at competitive prices.

         We utilize a unified source for the distribution needs of all of our restaurant concepts pursuant to a national food distribution contract with U.S. Foodservice. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement is more efficient and cost effective than having multiple distributors.

MARKETING, PROMOTION AND ADVERTISING

         We maintain advertising funds for local, regional and national advertising under the Nathan's Famous Systems, Inc. Franchise Agreement. Nathans' franchisees are generally required to spend on local marketing activities or contribute to the advertising funds up to 2.5% of restaurant sales for advertising and promotion. Marriott and National Restaurant Management, Inc. are among the current franchisees who are not subject to this requirement. If a cooperative advertising program exists in the franchised area, the applicable percentage can be contributed to that program. Where no cooperative advertising program is available, up to 1% of the franchisees' advertising budget must be contributed to the advertising funds for national marketing support. The balance must be expended on local programs approved by us as to form, content and method of dissemination.

         Throughout fiscal 2001, Nathans' primary marketing emphasis continued to be focused on local store marketing campaigns featuring a value oriented strategy supplemented with promotional "Limited Time Offers." We anticipate that near-term marketing efforts for Nathan's will continue to emphasize local store marketing activities.

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

         We maintain separate advertising funds on behalf of the Kenny Rogers Roasters franchise system for regional and national advertising under the NF Roasters Corp. Franchise Agreement. Franchisees who signed up to participate in the new system are required to contribute to the advertising funds .50% of restaurant sales for advertising and promotion for the year April 1, 1999 through March 31, 2000 and .75% of restaurant sales for advertising and promotion thereafter. However, contributions to the marketing fund for the years April 1, 2000 through March 31, 2002 have been waived. New franchisees will be expected to spend on local marketing activities or contribute to the advertising funds up to 2.5% of restaurant sales for advertising and promotion.

         During the year, the Kenny Rogers Roasters' primary marketing focus has been toward utilizing promotional "Limited Time Offers". We anticipate that near-term marketing efforts for Kenny Rogers Roasters will continue to emphasize local store marketing activities.

         We maintain a separate Production Advertising Fund for the creation and development of advertising, marketing, public relations, research and related programs for the Miami Subs system, as well as for other activities that we may deem appropriate. Franchisee and company-operated restaurants contribute .5% of each restaurants' gross sales to this fund. In addition, we maintain certain Regional Advertising Funds in which franchised and company-operated restaurants in the region contribute 1.75% of each restaurants' gross sales. If a restaurant is not located in an area where a regional advertising fund has been established, the franchisee or company-operated restaurant is required to spend at least 1.75% of the restaurants' gross sales for local advertising.

         Our Miami Subs advertising programs principally use radio and print, and carry the theme that Miami Subs offers a variety of menu selections at competitive, fast food prices. Our Miami Subs radio advertisements are broadcast principally in markets where there are sufficient restaurants to benefit from such advertisements. In the summer 2001, we expect to use a television, radio and newsprint campaign to introduce the new co-branded Miami Subs Plus concept in Southern Florida.

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

         The FTC's "Trade Regulation Rule Concerning Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" requires us to disclose certain information to prospective franchisees. Fifteen states, including New York, also require similar disclosure. While the FTC rule does not require registration or filing of the disclosure document, fourteen states require franchisors to register the disclosure document (or obtain exemptions from that requirement) before offering or selling a franchise. The laws of seventeen other states require some form of registration under "business opportunity" laws, which sometimes apply to franchisors such as the franchisor of the Nathan's Famous, Kenny Rogers Roasters, and Miami Subs systems.

         Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in twenty-one states and the District of Columbia. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees in charges, royalties or fees. These laws have not precluded us from seeking franchisees in any given area. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations.

         We are not aware of any pending franchise legislation in the U.S. that we believe is likely to significantly affect our operations. We believe that our operations comply substantially with the FTC rule and state franchise laws.

         Each company-owned and franchised restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.

         We are also subject to the Federal Fair Labor Standards Act, which governs minimum wages, overtime, working conditions and other matters. We are also subject to other federal and state environmental regulations, which have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. In addition, the federal Americans with Disabilities Act ("ADA") applies with respect to the design, construction and renovation of all restaurants in the United States. Compliance with the ADA's requirements could delay or prevent the development of, or renovations to, restaurants in certain locations, as well as add to the cost of such development or renovation.

         Each of the companies which manufactures, supplies or sells our products is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety and other departments. Difficulties or failures by these companies in obtaining the required licenses or approvals could adversely effect our revenues which are generated from these companies.

         Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. At March 25, 2001, we offered for sale beer or wine in eight of our existing company-operated restaurants. Each of these restaurants have current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

         We may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance and have never been named as a defendant in a lawsuit involving "dram-shop" statutes.

         We believe that we operate in substantial compliance with applicable laws and regulations governing our operations.

EMPLOYEES

         At March 25, 2001, we had approximately 733 employees, of whom 66 were corporate management and administrative employees, 111 were restaurant managers and 556 were hourly full-time and part-time food-service employees. Food-service employees at five locations are represented by Local 1115-NY, a division of District 1115, AFL - CIO CLC, under various agreements which will expire in April 2003. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 29 years.

         We provide a training program for managers and assistant managers of our new company-owned and franchised restaurants. Hourly food workers are trained, on site, by managers and crew trainers following company practices and procedures outlined in our operating manuals.

TRADEMARKS

         We hold trademark and service mark registrations for NATHAN'S FAMOUS, NATHAN'S and Design, NATHAN'S FAMOUS SINCE 1916 and SINCE 1916 NATHAN'S FAMOUS within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in more than 20 jurisdictions. We also hold various related marks for restaurant services and some food items.

         We hold trademark and service mark registrations FOR "KENNY ROGERS ROASTERS", "KENNY ROGERS ROASTERS WOOD FIRE ROASTED CHICKEN & DESIGN", " DOWN RIGHT KICKIN BBQ CHICKEN", "EVERYONE ELSE IS JUST PLAIN CHICKEN", "THERE'S GOODNESS HERE", "YOU'RE GONNA LOVE THIS FOOD", "YOUR HEART IS IN THE RIGHT PLACE", "KENNY ROGERS TAKE IT HOME & DESIGN" and "KENNY ROGERS ROASTERS EXPRESS & DESIGN" within the United States. Some of these marks are covered by corresponding foreign trademark and service mark registrations in more than 80 jurisdictions. The "Kenny Rogers Roasters" marks are subject to the terms of an April 5, 1993 license from Mr. Kenny Rogers; that license agreement was assigned to us on April 1, 1999, when we purchased certain assets relating to the "Kenny Rogers Roasters" franchise system.

         We have registered the marks "MIAMI SUBS AND DESIGN" and "MIAMI SUBS GRILL AND DESIGN" with the United States Patent and Trademark Office. In addition, the marks have been registered in approximately 50 foreign countries.

         We have also filed the MIAMI SUBS PLUS trademark on February 15, 2001 and an Amendment to Alleged Use on May 21, 2001. MIAMI SUBS PLUS is a pending application with the U.S. Patent and Trademark Office. It generally takes approximately 18 months for the approval of an application.

         We believe that our trademarks and service marks provide significant value to us and are an important factor in the marketing of our products and services. We believe that we do not infringe on the trademarks or other intellectual property rights of any third parties.

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

ITEM 2.  PROPERTIES

         Our principal executive offices consist of approximately 12,000 sq. ft. of leased space in a modern, high-rise office building in Westbury, New York. We also own Miami Subs' regional office consisting of approximately 8,500 sq. ft. in Fort Lauderdale, Florida. We currently own three restaurant properties consisting of 2,650 sq. ft. Nathan's restaurant, at 86th Street in Brooklyn, New York located on a 25,000 sq. ft. lot, a 2,400 sq. ft. Miami Subs restaurant in Largo, FL located on a 47,000 sq. ft. lot and a 2,600 sq. Ft. Miami Subs restaurant in Miami, FL located on a 25,000 sq. ft. lot. At March 25, 2001, other company-owned restaurants which were operating or developed were located in leased space with terms expiring as shown in the following table:

                                                                       Current Lease           Approximate
                                         Location                      Expiration Date         Square Footage
                                         --------                      ---------------         --------------
   Nathan's Restaurants
Coney Island                             Brooklyn, NY                  December 2007                10,000
Coney Island Boardwalk                   Brooklyn, NY                  October 2002                    440
Kings Plaza Shopping Center              Brooklyn, NY                  July 2010                     4,200
Long Beach Road                          Oceanside, NY                 May 2011                      7,300
Central Park Avenue                      Yonkers, NY                   April 2010                   10,000
Paramus Park Shopping Center (1)         Paramus, NJ                   August 2010                     875
Jericho Turnpike                         Commack, NY                   March 2003                    3,200
Hempstead Turnpike                       Levittown, NY                 September 2004                4,100
Broad Hollow Road                        Farmingdale, NY               April 2003                    2,200
Jericho Home Depot                       Jericho, NY                   September 2004                1,500
Copiague Home Depot                      Copiague, NY                  April 2005                    1,200
Flushing Home Depot                      Flushing, NY                  June 2005                     1,500
Elmont Home Depot                        Elmont, NY                    October 2005                  1,500
Union Home Depot                         Union, NJ                     January 2008                    960
Staten Island Home Depot                 Staten Island, NY             July 2007                     1,680
Brooklyn Home Depot                      Brooklyn, NY                  March 2008                      950

   Kenny Rogers Roasters
Commack Roasters                         Commack, NY                   October 2013                  3,100
Rockville Centre Roasters                Rockville Centre, NY          April 2018                    4,000

   Miami Subs Restaurants
17th Street                              Ft. Lauderdale, FL            August 2003                   3,000
Lauderhill                               Lauderhill, FL                May 2002                      4,000
Okeechobee                               West Palm Beach, FL           December 2001                 3,500
South Miami                              Miami, FL                     August 2006                   3,500
Lejune and 11th                          Miami, FL                     September 2002                2,500
Lejune (2)                               Miami FL                      November 2001                 2,400

(1) Property is expected to be sublet to a franchisee in connection with sale of restaurant.

(2) Sold to the State of Florida pursuant to an order of condemnation on May 1, 2001 and entered into a six month operating lease.

         Leases for Nathan's restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants' revenues. Many of the Nathan's leases also provide for renewal options ranging between five and 25 years upon expiration of the prime lease.

         We assumed the leases for the two properties operated as Kenny Rogers Roasters from the previous restaurant operator. These leases have remaining terms of 12 and 17 years and also provide for a base rent plus real estate taxes, insurance and other expenses.

         Properties leased by Miami Subs restaurants generally provide for an initial lease term of up to 20 years and renewal terms of five to 20 years. The leases generally provide for fixed rents plus adjustments based on changes in the consumer price index or percentage rentals on gross sales. Restaurants and other facilities are leased or sub-leased to franchisees or others on terms which are generally similar to the terms in our lease with the third-party landlord, except that in certain cases the rent has been increased. We remain liable for all lease costs when properties are sub-leased to franchisees or others. At March 25, 2001, we were the sublessor to 39 properties pursuant to these arrangements. Not included in the above table are eight properties we lease which were closed as of March 25, 2001. We are attempting to terminate these leases or sublease the properties to third parties. Thirteen of the restaurants leased/sub-leased to franchisees or others are located outside of Florida.

         Aggregate rental expense, net of sublease income, under all current leases amounted to $3,549,000 in fiscal 2001.

ITEM 3.  LEGAL PROCEEDINGS

         We and our subsidiaries are from time to time involved in ordinary and routine litigation. We are also involved in the following litigation:

         In or about December, 1996, Nathan's Famous Systems, Inc. instituted an action in the Supreme Court of New York, Nassau County, against Phylli Foods, Inc. a franchisee, and Calvin Danzig as a guarantor of Phylli Foods' payment and performance obligations, to recover royalty fees and advertising contributions due to Systems in the aggregate amount of $35,567 under a franchise agreement between Systems and Phylli Foods dated June 1, 1994. In their answer, the defendants essentially denied the material allegations of the complaint and interposed counterclaims against Systems in which they alleged essentially that Systems fraudulently induced the defendants to purchase the franchise from Systems or did so by means of negligent misrepresentations. Defendants also alleged that by reason of Systems' allegedly fraudulent and deceitful conduct, Systems violated the General Business Law of New York. As a consequence of the foregoing, the defendants sought damages in excess of five million dollars, as well as statutory relief under the General Business Law. Systems moved to dismiss the counterclaims on the grounds that they were insufficiently pleaded and otherwise fail to state a sustainable claim against Systems upon which relief may be granted. During fiscal 1998, Systems' motion was granted except for the claim seeking statutory relief under the General Business Law. A subsequent motion for summary judgement against Phylli Foods and Danzig was successful and the action ultimately was settled by a payment from the defendants to Systems of $22,500.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES

         Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System ("Nasdaq") under the symbol "NATH." The following table sets forth the high and low closing share prices per share for the periods indicated:

                                       High        Low
                                       ----        ---

Fiscal year ended March 26, 2000
         First quarter               $   4.19  $   3.50
         Second quarter                  3.69      3.13
         Third quarter                   3.66      3.16
         Fourth quarter                  4.75      3.06

Fiscal year ended March 25, 2001
         First quarter               $   4.00  $   2.75
         Second quarter                  3.94      2.88
         Third quarter                   3.81      2.56
         Fourth quarter                  3.88      2.88

At June 6, 2001 the closing price per share for our common stock, as reported by Nasdaq was $3.30.

DIVIDEND POLICY

         We have not declared or paid a cash dividend on our common stock since our initial public offering. It is our Board of Directors' policy to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

SHAREHOLDERS

         As of June 6, 2001, we had 840 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                            FISCAL YEARS ENDED
                                          MARCH 25,   MARCH 26,   MARCH 28,   MARCH 29,   MARCH 30
                                           2001         2000       1999        1998        1997

                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
Revenues:
   Sales                                  $34,799     $29,642     $23,964     $22,971     $21,718
   Franchise fees and royalties             8,814       5,906       3,230       3,062       3,238
   License royalties and other income       3,561       2,343       1,953       2,393       1,619
                                          --------------------------------------------------------
      Total revenues                       47,174      37,891      29,147      28,426      26,575
                                          --------------------------------------------------------
Costs and Expenses:
   Cost of sales                           22,530      18,977      14,932      14,017      13,031

   Restaurant operating expenses                     8,964         8,208          5,780          6,411         6,602
   Depreciation and amortization                     1,791         1,358          1,065          1,035         1,013
   Amortization of intangible assets                   839           716            384            384           406
   General and administrative expenses               8,978         8,222          4,722          4,755         4,097
   Interest expense                                    310           198              1              6            16
   Impairment of long-lived assets                     127           465            302             --            --
   Impairment of notes receivable                      151           840             --             --            --
   Other expense (income)                              462           427           (349)            --            --
                                                 -------------------------------------------------------------------
     Total costs and expenses                       44,152        39,411         26,837         26,608        25,165
                                                 -------------------------------------------------------------------
Income (loss) before provision (benefit)
  for income taxes                                   3,022        (1,520)         2,310          1,818         1,410
Provision (benefit) for income taxes                 1,416          (250)          (418)           290           622
                                                 -------------------------------------------------------------------
Net income (loss)                                    1,606     ($  1,270)     $   2,728      $   1,528     $     788
                                                 ===================================================================

Per Share Data:
Net income (loss)
      Basic                                      $    0.23     ($   0.22)     $    0.58      $    0.32     $    0.17
      Diluted                                    $    0.23     ($   0.22)     $    0.57      $    0.32     $    0.17

Dividends                                               --            --             --             --            --

                                                 -------------------------------------------------------------------
Number of common shares used in computing
net income (loss)  per share
     Basic                                           7,059         5,881          4,722          4,722         4,722
     Diluted (1)                                     7,098         5,881          4,753          4,749         4,729


Balance Sheet Data at End of Fiscal Year:
   Working capital (deficit)                     $   5,210     ($    322)     $   3,708      $   6,105     $   4,802
   Total assets                                     51,826        48,583         31,250         29,539        27,794
   Long term debt, net of current maturities         1,789         3,131              0              9            21
   Stockholders' equity                          $  35,031     $  33,347      $  26,348      $  23,586     $  21,976
                                                 ===================================================================

Selected Restaurant Operating Data:
   Systemwide Restaurant Sales:
     Company-owned                               $  30,946     $  27,478      $  21,981      $  22,332     $  21,718
     Franchised                                    208,899       152,627         64,178         58,802        68,564
                                                 -------------------------------------------------------------------
       Total                                     $ 239,835     $ 180,105      $  86,159      $  81,134     $  85,282
                                                 ===================================================================


Number of Units Open at End of Fiscal Year:
     Company-owned                                      25            32             25             27            26
     Franchised                                        386           415            163            156           147
                                                 -------------------------------------------------------------------
       Total                                           411           447            188            183           173
                                                 ===================================================================

Notes to Selected Financial Data

(1) Common Stock equivalents have been excluded from the computation for the year ended March 26, 2000 as the impact of their inclusion would have been anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         During the fiscal year ended March 26, 2000, we completed two acquisitions that provided us with two highly recognized brands. On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, we acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation we did not already own. Our revenues are generated primarily from operating company-owned restaurants and franchising the Nathan's, Kenny Rogers and Miami Subs restaurant concepts, licensing agreements for the sale of Nathan's products within supermarkets and selling products under Nathan's Branded Product Program. The Branded Product Program enables foodservice operators to offer Nathans' hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

         At March 25, 2001, our combined systems consisted of 25 company-owned units, 386 franchised or licensed units and to over 1,200 Nathan's Branded Product points of distribution that feature Nathan's world famous all-beef hot dogs, located in 42 states, the District of Columbia and sixteen foreign countries. At March 25, 2001, our company-owned restaurant system included 17 Nathan's units, six Miami Subs units and two Kenny Rogers Roasters units, as compared to 19 Nathan's units, 11 Miami Subs units and two Kenny Rogers Roasters units at March 26, 2000.

         In addition to plans for expansion, Nathan's is in the process of capitalizing on co-branding opportunities within its existing restaurant system. To date, the Arthur Treachers brand has been introduced within 125 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants , the Nathan's brand has been added to the menu of 71 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand has been introduced into 65 Miami Subs and Nathan's restaurants.

         In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 15 of those properties. We continue to market two of those properties for sale and will terminate the lease for the last unit upon the lease expiration in May 2002. We also terminated 10 additional leases for properties outside of the divestiture plan and incurred a charge to earnings of approximately $463,000 in the fiscal 2001 period.


RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 25, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 26, 2000

         Effective October 1, 1999, the results of Miami Subs Corporation have been included in the consolidated results of Nathan's Famous, Inc. Our results of operations for the 52 weeks ended March 26, 2000 included the operations of Miami Subs for approximately 26 weeks as compared to including 52 weeks of such operations for the period ended March 25, 2001. The results of Miami Subs' operations for the twenty-six week period ended September 24, 2000 have been separately stated to quantify that impact on the fifty-two weeks of operations for the non-comparable period.

Revenues

         Total sales increased by 17.4% or $5,157,000 to $34,799,000 for the fifty-two weeks ended March 25, 2001 ("fiscal 2001 period") as compared to $29,642,000 for the fifty-two weeks ended March 26, 2000 ("fiscal 2000 period"). Of the total increase, sales increased by $5,968,000 during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year, offset by a sales decline of $811,000 primarily due to the operation of 18 fewer company-owned stores as compared to the prior fiscal period which was partly offset by sales from newly opened restaurants and increased sales of our Branded Products. This unit reduction is the result of our franchising eight company-owned restaurants, transferring one company-owned restaurant to a franchisee pursuant to a management agreement, closing seven unprofitable company-owned units (including three Miami Subs restaurants pursuant to our divesture plan) and closing two units due to lease expirations. The financial impact associated with these 18 restaurants lowered restaurant sales by $4,299,000 and improved restaurant operating profits by $135,000 versus the fiscal 2000 period. Additionally, one unit was temporarily closed during part of the fiscal 2001 period for renovation. This unit re-opened in October 2000. Comparable restaurant sales of the company-owned Nathan's brand (neither Miami Subs nor Roasters company-owned restaurants were deemed to be comparable units based upon their period of operation under our ownership) also declined by 1.5% versus the fiscal 2000 period, due principally to weakness experienced at the Coney Island restaurant primarily attributable to the unfavorable weather conditions experienced earlier in the fiscal year. During the fiscal 2001 period, sales from two new company-owned restaurants were $2,343,000. Sales from the Branded Product Program increased by 78.1% to $3,853,000 for the fiscal 2001 period as compared to sales of $2,163,000 in the fiscal 2000 period.

         Franchise fees and royalties increased by 49.2% or $2,908,000 to $8,814,000 in the fiscal 2001 period compared to $5,906,000 in the fiscal 2000 period. Increases in franchise fees and royalties during the twenty-six week period ended September 24, 2000 resulting from the Miami Subs acquisition made last year was $2,397,000. Franchise sales of Nathan's three restaurant concepts increased by 36.9% to $208,889,000 in the fiscal 2001 period as compared to $152,627,000 in the fiscal 2000 period due primarily to the inclusion of Miami Subs franchise system sales for the entire fiscal 2001 period compared to twenty-six weeks for the fiscal 2000 period. Franchise royalties were $8,060,000 in the fiscal 2001 period as compared to $5,167,000 in the fiscal 2000 period. Franchise fee income derived from new unit openings and our co-branding initiative were $754,000 in the fiscal 2001 period as compared to $739,000 in the fiscal 2000 period. This increase was primarily attributable to the number of franchised units opened between the two periods, franchise fees earned from the co-branded restaurant conversions and the difference between expired franchise fees recognized into income. During the fiscal 2001 period, seventeen new franchised or licensed units opened.

         License royalties were $1,958,000 in the fiscal 2001 period as compared to $1,906,000 in the fiscal 2000 period. Royalties earned from the sale of Nathan's frankfurters within supermarkets and club stores were approximately $1,614,000 during the fiscal 2001 period as compared to $1,432,000 during the fiscal 2000 period. Royalties from the sale of proprietary spices and marinade were approximately $228,000 in the fiscal 2001 period as compared to $184,000 in the fiscal 2000 period. During the fiscal 2001 period, we terminated an agreement with a licensee which lowered our revenue for the fiscal 2001 period by approximately $125,000 as compared to the fiscal 2000 period.

         Equity in losses of unconsolidated affiliate of $163,000 in the fiscal 2000 period represented Nathans' proportionate share of Miami Subs' net loss for the period March 1, 1999 through September 30, 1999, which has been reported on a one month lag since the acquisition of the 30% equity interest. Included in Miami Subs' net loss for the period were merger costs of $325,000.

         Investment and other income increased by $1,003,000 to $1,603,000 in the fiscal 2001 period versus $600,000 in the fiscal 2000 period. Increases in other income during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year was $392,000. During the fiscal 2001 period Nathan's recognized income of approximately $694,000 in connection with the introduction of a consolidated food distribution system for its three restaurant concepts and the ongoing recognition of deferred marketing support. The increase is also attributable to a transfer fee of $500,000 that was earned in connection with a change in ownership of Nathan's licensee, SMG, Inc. Investment and interest income was approximately $756,000 less than the fiscal 2000 period due primarily to the difference in performance of the financial markets between the two periods, which was partially offset by higher interest income of approximately $195,000.

Costs and Expenses

         Cost of sales increased by $3,553,000 to $22,530,000 in the fiscal 2001 period from $18,977,000 in the fiscal 2000 period. Of the total increase, cost of sales increased by $3,837,000 during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year. Cost of sales attributable to two new company-owned restaurants along with higher labor costs in the Nathan's brand partially offset lower costs of operating fewer company-owned restaurants totaling $2,969,000 as compared to the fiscal 2000 period. The cost of restaurant sales at Nathans' comparable units was 60.2% as a percentage of restaurant sales in the fiscal 2001 period as compared to 60.0% as a percentage of restaurant sales in the fiscal 2000 period due primarily to higher labor costs (neither Miami Subs nor Roasters company-owned restaurants were deemed to be comparable units based upon their period of operation under our ownership). Higher cost of sales totaling approximately $1,152,000 were incurred in connection with the growth of the Branded Product Program.

         Restaurant operating expenses increased by $756,000 to $8,964,000 in the fiscal 2001 period from $8,208,000 in the fiscal 2000 period. Restaurant operating expenses increased by $1,687,000 during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year. Lower costs of $1,622,000 were attributable to the closed company-owned restaurants as compared to the end of fiscal 2000 which were partially offset by higher costs of approximately $735,000 from operating two new Roasters restaurants and higher utility costs at company-owned comparable restaurants.

         Depreciation and amortization increased by $433,000 to $1,791,000 in the fiscal 2001 period from $1,358,000 in the fiscal 2000 period. Depreciation expense increased by $403,000 during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year. Depreciation expense attributable two new company-owned restaurants and the remaining capital spending for the fiscal 2001 period was partially offset by the lower depreciation expense of operating fewer company-owned restaurants versus the fiscal 2000 period.

         Amortization of intangibles increased by $123,000 to $839,000 in the fiscal 2001 period from $716,000 in the fiscal 2000 period primarily as a result of the Miami Subs acquisition made last year which is attributable to intangible assets acquired and the amortization of the excess purchase price.

         General and administrative expenses increased by $756,000 to $8,978,000 in the fiscal 2001 period as compared to $8,222,000 in the fiscal 2000 period. General and administrative expenses increased by approximately $1,562,000 during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year. General and administrative expenses, excluding the impact of Miami Subs, decreased by $806,000 primarily due to lower bad debt expense of approximately $739,000 and certain rebates of approximately $178,000, which were partially offset by higher spending in connection with personnel costs and incentive compensation of approximately $245,000.

         Interest expense was $310,000 during the fiscal 2001 period as compared to $198,000 during the fiscal 2000 period. Interest expense increased principally due to the different periods of time that Miami Subs has been owned by Nathan's, which expense has been reduced by the repayment of some of the Miami Subs' assumed debt since the date of the acquisition.

         Impairment charges on notes receivable of $151,000 during the fiscal 2001 period and $840,000 during the fiscal 2000 period relate to write-downs of one and six notes receivable, respectively.

         Impairment charges on fixed assets of $127,000 during the fiscal 2001 period and $465,000 during the fiscal 2000 period reflect write-downs relating to one under-performing store in the fiscal 2001 period and three under-performing stores in the fiscal 2000 period.

         Other expense of $462,000 during the fiscal 2001 period relates primarily to lease termination expenses of units that were not part of the final divestiture plan of $463,000. During the fiscal 2000 period, other expense of $427,000 included approximately $191,000 in lease expense resulting from the default of subleases and $236,000 in connection with the satisfaction of certain financial guarantees.

Income Tax Expense

         In the fiscal 2001 period, the income tax provision was $1,416,000 or 46.9% of income before income taxes as compared to an income tax benefit of ($250,000) or(16.4%) of loss before income taxes in the fiscal 2000 period. These rates are higher than the statutory federal tax rate due to the effect of state and local taxes and certain nondeductible expenses. Nathan's has agreed to accept an offer by the Internal Revenue Service to conclude the Miami Subs tax audit for the years 1991 through 1996. As part of that agreement, Nathan's expects that certain amortization of intangible assets previously deducted by Miami Subs will be reversed and will not be deductible in the future.

FISCAL YEAR ENDED MARCH 26, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 28, 1999

Revenues

         Total sales were $29,642,000 for the fifty-two weeks ended March 26, 2000 ("the fiscal 2000 period") as compared to $23,964,000 for the fifty-two weeks ended March 28, 1999 ("the fiscal 1999 period"). Of the total increase, sales increased by $6,985,000 as a result of the acquisitions made this year. Company-owned restaurant sales of the Nathan's brand decreased 6.0% or $1,318,000 to $20,664,000 from $21,982,000. This restaurant sales decline is primarily due to the impact of franchising three company-owned restaurants and closing three other unprofitable company-owned restaurants during the current fiscal year and closing two company-owned units during the prior fiscal year due to the lease expirations. The total sales decline during the fiscal 2000 period attributable to these eight stores was $1,763,000. Comparable restaurant sales of the Nathan's brand increased by 1.1% versus the fiscal 1999 period. We continued to emphasize local store marketing activities, new product introductions and value pricing strategies for the Nathan's brand. These activities were supplemented by a regional newsprint campaign during the summer of 1999. Pursuant to our exclusive co-branding agreement with Arthur Treachers, we began test marketing Arthur Treachers signature products in four company-owned Nathan's restaurants during September and October 1999. Based upon the success of these tests, we extended these co-branding efforts within company-owned units and made Arthur Treachers products available to franchisees. At June 15, 2000 Arthur Treachers' products were featured in 14 Nathan's restaurants. Sales from the Branded Product Program increased to $2,163,000 during the fiscal 2000 period as compared to sales of $1,983,000 in the fiscal 1999 period.

         Franchise fees and royalties increased by 82.8% or $2,676,000 to $5,906,000 in the fiscal 2000 period compared to $3,230,000 in the fiscal 1999 period. Increases in franchise income resulting from the acquisitions made during the fiscal 2000 period were $2,685,000. Nathans' franchise royalties increased by $60,000 or 2.2% to $2,758,000 in the fiscal 2000 period as compared to $2,698,000 in the fiscal 1999 period. Franchise restaurant sales of the Nathan's brand increased by 2.0% to $65,458,000 in the fiscal 2000 period as compared to $64,178,000 in the fiscal 1999 period. At March 26, 2000, there were 415 franchised or licensed restaurants within the franchise system, including 160 Nathan's locations. Franchise fee income derived from Nathan's restaurant openings was $463,000 in the fiscal 2000 period as compared to $532,000 in the fiscal 1999 period. This decrease was primarily attributable to the difference between the number and types of franchised units opened between the two periods. During the fiscal 2000 period, 21 new Nathan's franchised or licensed units opened, including two units in Egypt.

         License royalties were $1,906,000 in the fiscal 2000 period as compared to $1,527,000 in the fiscal 1999 period. Increases in license royalties resulting from the acquisitions made during the fiscal 2000 period were $86,000. The majority of the remaining increase is attributable to sales by SMG, Inc., our licensee for the sale of Nathan's frankfurters within supermarkets and club stores. Royalties from the sale of proprietary spices and marinade were approximately $184,000 in the fiscal 2000 period as compared to $112,000 in the fiscal 1999 period

         Equity in (losses) earnings of unconsolidated affiliate of ($163,000), represents our proportionate share of Miami Subs' net loss for the period March 1, 1999 through the date of the merger on September 30, 1999. Included in Miami Subs' net loss for that period were merger costs of $325,000.

         Investment and other income was $600,000 in the fiscal 2000 period versus $400,000 in the fiscal 1999 period. Increased other income attributable to the acquisitions made during the fiscal 2000 period were $308,000. During the fiscal 2000 period our marketable investment securities earned approximately $132,000 more than the prior fiscal year. This was due to earning less interest income than the fiscal 1999 period due primarily to the reduced amount of our fixed income securities which was more than offset by the difference in performance of the equity markets between the two periods. Additionally, we earned approximately $118,000 less miscellaneous income during the fiscal 2000 period as compared to the fiscal 1999 period and recognized a loss of approximately $123,000 on the disposal of fixed assets.

Costs and Expenses

         Cost of sales increased by $4,045,000 from $14,932,000 in the fiscal 1999 period to $18,977,000 in the fiscal 2000 period. Of the total increase, cost of sales increased by $4,831,000 as a result of the acquisitions made during the fiscal 2000 period. Higher costs of approximately $194,000 were incurred in connection with the Nathan's Branded Product Program. Restaurant cost of sales associated with the Nathan's brand were lower due primarily to the closure of two company-owned Nathan's restaurants during the fiscal 1999 period, the closure of three unprofitable company-owned Nathan's restaurants during the fiscal 2000 period and the franchising of three company-owned Nathan's units during the fiscal 2000 period which were partly offset by the exclusion of costs of operating the Nathan's Kings Plaza restaurant which was being renovated during fiscal 1999. Our cost of restaurant sales for the Nathan's brand was 60.5% of restaurant sales in the fiscal 2000 period as compared to 61.0% of restaurant sales in the fiscal 1999 period. The decrease, as a percentage of restaurant sales, is due partly to the increase in the amount of the average check over the prior period and lower costs of food and labor as a percentage of restaurant sales during the fiscal 2000 period. We continue to seek to operate more efficiently as a means to minimize the margin pressures which have become an integral part of competing in the current value conscious marketplace.

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

         Impairment charges on notes receivable of $840,000, reflects write-downs on six notes receivable.

         Impairment charges on fixed assets of $465,000 during the fiscal 2000 period and $302,000 during the fiscal 1999 period reflect write-downs relating to three under-performing stores in the fiscal 2000 period and four under-performing stores in the fiscal 1999 period.

         Other expense (income) of $427,000 during the fiscal 2000 period includes approximately $191,000 in lease expense resulting from the default of subleases and $236,000 in connection with the satisfaction of certain financial guarantees, compared to the prior fiscal year when we reversed previous litigation accruals in the amount of $349,000 resulting from the conclusion of the associated litigation.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at March 25, 2001 aggregated $4,325,000, increasing by $1,928,000 during the fiscal 2001 period. At March 25, 2001, marketable securities and investment in limited partnership totaled $4,648,000 and net working capital increased to $5,210,000 from a deficit of $147,000 at March 26, 2000. Cash and cash equivalents at March 25, 2001 included $2,104,000 held on behalf of the Miami Subs Advertising Funds. A corresponding accrual has been recorded within accrued expenses and other current liabilities.

         Cash provided by operations of $4,149,000 in the fiscal 2001 period is primarily attributable to net income of $1,606,000, non-cash charges of $3,490,000, including depreciation and amortization of $2,630,000, impairment charges of $278,000, deferred income taxes of $ 313,000 and allowance for doubtful accounts of $191,000, in addition to an increase in other non current liabilities of $1,329,000, increases in accounts payable and accrued expenses and other current liabilities of $961,000, decreases in other assets of $159,000, all of which were partially offset by an increase in marketable securities and investment in limited partnership of $1,651,000, an increase in notes and accounts receivables of $1,350,000, an increase in prepaid expenses and other current assets of $339,000 and a decrease in deferred franchise fees of $76,000. During fiscal 2001, Nathan's received a marketing advance from its beverage supplier in connection with a newly executed marketing agreement.

         Cash used in investing activities of $1,943,000 is comprised primarily of $1,458,000 relating to capital improvements of company-owned restaurants and other fixed asset additions, lease termination costs and other costs of $1,036,000 pursuant to our final divestiture plan in connection with our acquisition of Miami Subs, cash received on notes receivable of $506,000 and proceeds from the sale of assets of $45,000.

         Cash used in financing activities of $278,000 represents repayments of notes payable and obligations under capital leases.

         In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 15 of those properties. We are continuing to market two of the remaining properties for sale and will terminate the lease for the last unit upon the lease expiration in May 2002. As of March 25, 2001, we have accrued approximately $1,461,000 for lease reserves and termination costs, as part of the acquisition, for units with total future minimum lease obligations of $7,680,000 with remaining lease terms of 1 year up to approximately 17 years. We may incur future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating additional leases that were not part of our divestiture plan.


         On May 1, 2001, pursuant to an order of condemnation, we sold a company-owned restaurant to the State of Florida for $1,500,000 and repaid the outstanding mortgage of approximately $793,000 plus accrued interest. Additionally, in June 2001, we expect to sell our restaurant in the Paramus Park Mall to a franchisee for $400,000 in cash and concurrently enter into a sub-lease for the property.

         We expect that we will reinvest in certain existing restaurants in the future and that we will fund those investments from our operating cash flow. We do not currently expect to incur significant capital expenditures to develop new company-owned restaurants.

         We also guarantee certain equipment financing for franchisees with a third party lender. Our maximum obligation for loans funded by the lender as of March 25, 2001 was approximately $1.3 million.


         Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We maintain a $7,500,000 uncommitted bank line of credit and have not borrowed any funds to date under this line of credit.

SEASONALITY

         Our business is affected by seasonal fluctuations, the effects of weather and economic conditions. Historically, sales and earnings have been highest during our first two fiscal quarters with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in our marketplace for our company-owned Nathan's stores, which is principally the New York metropolitan area. Miami Subs' restaurant sales have historically been strongest during the period March through August, which approximates our first and second quarters, as a result of a heavy concentration of restaurants being located in Florida. As a result, we believe that future revenues may become slightly more seasonal.

IMPACT OF INFLATION

         During the past several years, our commodity costs have remained relatively stable. As such, we believe that inflation has not materially impacted earnings during that period of time. Last year we experienced increased costs of our meat products and utilities resulting from increased commodity costs. We also experienced increased costs for insurance attributable to the hardening of the insurance markets. Last year, various legislators proposed additional changes to the minimum wage requirements. During 2000, different bills were passed by the Senate and the House of Representatives proposing to further increase the Federal minimum wage, although, no legislation was passed. At this time, there are no pending Federal minimum wage proposals, however, we believe that there will be continued pressure to pass new Federal minimum wage legislation in the future. We further believe that any further increases in the minimum wage could have a significant financial impact on us. Prolonged increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to reconsider our pricing strategy as a means to offset reduced operating margins.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet, measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. The adoption of SFAS No. 133 will not have a material impact on our financial position or results of its operations as we do not presently make use of derivative instruments.

         In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for recognizing revenue, specific criteria to be met, along with required disclosures related to revenue recognition. SAB No. 101 did not have a material impact on our financial position or results of operations.

FORWARD LOOKING STATEMENTS

         Certain statements contained in this report are forward-looking statements. Forward-looking statements represent our current judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware. These risks and uncertainties, many of which are not within our control, include, but are not limited to: economic, weather, legislative and business conditions; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; ability to continue to attract franchisees; the ability to purchase its primary food and paper products at reasonable prices; no material increases in the minimum wage; and our ability to attract competent restaurant and managerial personnel. We generally identify forward-looking statements with the words "believe", "intend," "plan," "expect," "anticipate," "estimate," "will," "should" and similar expressions.

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

Exhibit
  No.                             Exhibit
-------                           -------
  3.1         Certificate of Incorporation.(Incorporated by reference to Exhibit 3.1 to Registration Statement on Form
              S-1 No. 33-56976.)
  3.2         Amendment to the Certificate of Incorporation, filed  December 15, 1992.(Incorporated by reference to
              Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)
  3.3         By-Laws, as amended. (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for
              the fiscal year ended March 28, 1999.)
  4.1         Specimen Stock Certificate.(Incorporated by reference to Exhibit 4.1 to Registration Statement on Form
              S-1 No. 33-56976.)
  4.2         Form of Warrant issued to Ladenburg, Thalmann & Co., Inc. (Incorporated by reference to Exhibit 4.2 to
              Registration Statement on Form S-1 No. 33-56976.)
  4.3         Form of Warrant issued to Howard M. Lorber. ( Incorporated by reference to  Exhibit 4.3 to the Annual
              Report filed on form 10-K for the fiscal year ended March 27, 1994.)
  4.4         Amendment to Warrant issued to Howard M. Lorber  (Incorporated by reference to Exhibit 4.4 to the
              Annual Report filed on form 10-K for the fiscal year ended March 31, 1996.)
  4.5         Specimen Rights Certificate (Incorporated by reference to Exhibit 4 to the Current Report on form 8-K dated July 14, 1995.)
 10.1         Employment Agreement with Wayne Norbitz, dated December 28, 1992.  (Incorporated by reference to
              Exhibit 10.1 to Registration Statement on Form S-1 No. 33-56976.)
 10.2         Leases for premises at Coney Island, New York, as  follows: (Incorporated by reference Exhibit 10.3 to
              Registration Statement on Form S-1 No. 33-56976.)
                  a) Lease, dated November 22, 1967, between Nathan's Realty Associates and the Company.
                  b) Lease, dated November 22, 1967, between Ida's Realty Associates and the Company.
                  c) Lease, dated November 17, 1967, between Ida's Realty Associates and the Company.
 10.3         Leases for the premises at Yonkers, New York, as follows:  (Incorporated by reference to Exhibit 10.4 to
              Registration Statement on Form S-1 No. 33-56976.)
                  a) Lease Modification of Land and Building Lease between the Yonkers Corp. and the Company, dated
                  November 19, 1980;
                  b) Lease Modification of Land and Building Lease between 787 Central Park Avenue, Inc., and the
                  Company dated May 1, 1980.
 10.4         Lease with NWCM Corp. for premises at Oceanside, New York, dated March 14, 1975.  (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
 10.5         1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.8 to  Registration Statement on Form S-8 No. 33-93396.)
 10.6         Area Development Agreement with Marriott Corporation, dated February 19, 1993. (Incorporated by reference to Exhibit 10.9(a) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993.)

10.7          Area Development Agreement with Premiere Foods, dated September 11, 1990. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 No. 33-56976.)
10.8          Form of Standard Franchise Agreement.  (Incorporated by reference to Exhibit 10.12 to Registration
              Statement on Form S-1 No. 33-56976.)
10.9          401K Plan and Trust.  (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1
              No. 33-56976.)
10.10         Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, with Wayne Norbitz.
              (Incorporated by reference to Exhibit 10.19 to the Annual Report filed on form 10-K for the fiscal year ended
              March 27, 1994.)
10.11         License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc., including amendments and waivers thereto.  ( Incorporated by reference to Exhibit 10.21 to the Annual
              Report filed on form 10-K for the fiscal year ended March 27, 1994.)
10.12         Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-8 No. 33-89442.)
10.13         Home Depot Food Service Lease Agreement. (Incorporated by reference to Exhibit 10.24 to the Annual
              Report filed on form 10-K for the fiscal year ended March 26, 1995.)
10.14         Modification Agreement to the Employment Agreement with Wayne Norbitz, dated December 28, 1992.
              (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)
10.15         Amendment to License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc.
              and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)
10.16         Warrant Agreement dated November 24, 1996 between the Company and Jerry Krevans. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on form 10-K for the fiscal year ended March
              30, 1997.)
10.17         Second Amended and Restated Rights Agreement dated as of April 6, 1998 between Nathan's Famous, Inc. and
              American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Form 8-A/A dated April 6, 1998.)
10.18         1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Annual Report filed on form
              10-K for the fiscal year ended March 29, 1998.)
10.19         North Fork Bank Promissory Note.(Incorporated by reference to Exhibit 10.21 to the Annual Report filed on form 10-K for the fiscal year ended March 28, 1999.)
10.20         Amended and Restated Employment Agreement with Donald L. Perlyn effective September 30, 1999. (Incorporated by reference to Exhibit 10.20 to the Annual Report filed on form 10-K for the fiscal year ended March 26, 2000.)
10.21         Third Amended and Restated Rights Agreement dated as of December 10, 1999 between Nathan's
              Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)
10.22         Employment Agreement dated as of January 31, 2000 with Ronald DeVos.(Incorporated by reference to Exhibit
              10.22 to the Annual Report filed on form 10-K for the fiscal year ended March 26, 2000.)
10.23         Master Distributor Agreement with U.S. Foodservice, Inc..(Incorporated by reference to Exhibit 10.23 to the Annual Report filed on form 10-K for the fiscal year ended March 26, 2000.)
10.24         Employment Agreement dated as of January 1, 2000 with Howard M. Lorber.(Incorporated by reference to
              Exhibit 10.24 to the Annual Report filed on form 10-K for the fiscal year ended March 26, 2000.)
10.25         Marketing Agreement with beverage supplier. (Incorporated by reference to Exhibit 10.25 to the Quarterly
              Report filed on form 10-Q for the  fiscal quarter ended June 25, 2000.)
21            List of Subsidiaries of the Registrant.
23.1          Consent of Arthur Andersen LLP.

           (b)  REPORTS ON FORM 8-K

              None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


The following consolidated financial statement of Nathan's Famous, Inc. and subsidiaries are included in item 8:


Financial Statements                                                                               Page
--------------------                                                                               ----
Report of Independent Public Accountants                                                           F-2
Consolidated Balance Sheets as of March 25, 2001 and March 26, 2000                                F-3
Consolidated Statements of Operations for the Fiscal Years ended
       March 25, 2001, March 26, 2000 and March 28, 1999                                           F-4
Consolidated Statements of Stockholder Equity for the Fiscal Years
       ended March 25, 2001, March 26, 2000, and March 28, 1999                                    F-5
Consolidated Statements of Cash Flows for the Fiscal Years ended
       March 25, 2001, March 26, 2000 and March 28, 1999                                           F-6
Notes to the Consolidated Financial Statements                                                     F-7


Financial Statement Schedules
-----------------------------
Report of Independent Public Accountants                                                           S-1
Schedule II for  the Fiscal Years ended March 25, 2001, March 26, 2000,                            S-2
       and  March 28, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Nathan's Famous, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Nathan's Famous, Inc., (a Delaware Corporation) and subsidiaries as of March 25, 2001 and March 26, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years ended March 25, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nathan's Famous, Inc. and subsidiaries as of March 25, 2001 and March 26, 2000, and the results of their operations and their cash flows for each of the three fiscal years ended March 25, 2001 in conformity with accounting principles generally accepted in the United States.





/s/Arthur Andersen LLP
Melville, New York
June 14, 2001

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)



                                          ASSETS                                March 25,2001   March 26, 2000
                                          ------                                -------------   --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  4,325        $  2,397
   Marketable securities and investment in limited partnership                        4,648           2,997
   Notes and accounts receivable, net                                                 4,178           2,618
   Inventories                                                                          523             543
   Assets available for sale                                                          1,510             175
   Prepaid expenses and other current assets                                            974             635
   Deferred income taxes                                                              1,714           1,578
                                                                                   --------        --------
                  Total current assets                                               17,872          10,943

   Notes receivable, net                                                              1,729           2,527
   Property and equipment, net                                                       11,279          11,655
   Assets available for sale                                                            450           3,092
   Intangible assets, net                                                            18,011          19,092
   Deferred income taxes                                                              2,081             711
   Other assets, net                                                                    404             563
                                                                                   --------        --------
                                                                                   $ 51,826        $ 48,583
                                                                                   ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of notes payable and capital lease obligations               $  1,343        $    279
   Accounts payable                                                                   1,978           1,727
   Accrued expenses and other current liabilities                                     8,731           8,398
   Deferred franchise fees                                                              610             686
                                                                                   --------        --------
                  Total current liabilities                                          12,662          11,090

   Notes payable and capital lease obligations, less current maturities               1,789           3,131
   Other liabilities                                                                  2,344           1,015
                                                                                   --------        --------
                  Total liabilities                                                  16,795          15,236
                                                                                   --------        --------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 30,000,000 shares authorized, 7,065,202 and
     7,040,196 issued and outstanding at March 25, 2001 and March 26, 2000, respectively
                                                                                         71              70
   Additional paid-in capital                                                        40,746          40,669
   Accumulated deficit                                                               (5,786)         (7,392)
                                                                                   --------        --------
                  Total stockholders' equity                                         35,031          33,347
                                                                                   --------        --------
                                                                                   $ 51,826        $ 48,583
                                                                                   ========        ========


The accompanying notes are an integral part of these consolidated balance sheets.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)



                                                                                            For the Fiscal Year Ended
                                                                               March 25, 2001   March 26, 2000      March 28, 1999
                                                                               --------------   ---------------     --------------
REVENUES:
   Sales                                                                        $    34,799       $    29,642        $    23,964
   Franchise fees and royalties                                                       8,814             5,906              3,230
   License royalties                                                                  1,958             1,906              1,527
   Equity in (losses) earnings of unconsolidated affiliate                               --              (163)                26
   Investment and other income                                                        1,603               600                400
                                                                                -----------       -----------        -----------
                  Total revenues                                                     47,174            37,891             29,147
                                                                                -----------       -----------        -----------

COSTS AND EXPENSES:
   Cost of sales                                                                     22,530            18,977             14,932
   Restaurant operating expenses                                                      8,964             8,208              5,780
   Depreciation and amortization                                                      1,791             1,358              1,065
   Amortization of intangible assets                                                    839               716                384
   General and administrative expenses                                                8,978             8,222              4,722
   Interest expense                                                                     310               198                  1
   Impairment charge on notes receivable                                                151               840                 --
   Impairment charge on long lived assets                                               127               465                302
   Other expense (income), net (Note 11)                                                462               427               (349)
                                                                                -----------       -----------        -----------
                  Total costs and expenses                                           44,152            39,411             26,837
                                                                                -----------       -----------        -----------

Income (loss) before provision (benefit) for income taxes                             3,022            (1,520)             2,310

Provision (benefit) for income taxes (Note 12)                                        1,416              (250)              (418)
                                                                                -----------       -----------        -----------
                  Net income (loss)                                             $     1,606       $    (1,270)       $     2,728
                                                                                ===========       ===========        ===========

PER SHARE INFORMATION (Note 4):
   Net income (loss) per share:
     Basic                                                                      $       .23       $      (.22)       $       .58
                                                                                ===========       ===========        ===========
     Diluted                                                                    $       .23       $      (.22)       $       .57
                                                                                ===========       ===========        ===========

   Weighted average shares used in computing net income (loss) per share:
     Basic                                                                        7,059,000         5,881,000          4,722,000
                                                                                ===========       ===========        ===========
     Diluted                                                                      7,098,000         5,881,000          4,753,000
                                                                                ===========       ===========        ===========


The accompanying notes are an integral part of these consolidated statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)



                                                                                Additional                               Total
                                                          Common      Common     Paid-in     Deferred     Accumulated  Stockholders'
                                                          Shares      Stock      Capital    Compensation    Deficit      Equity
                                                        ---------   ---------   ----------  ------------  -----------  ------------
BALANCE, March 29, 1998                                 4,722,216   $      47   $  32,423    $     (34)    $  (8,850)   $  23,586

   Amortization of deferred compensation relating
     to restricted stock                                       --          --          --           34            --           34
   Net income                                                  --          --          --           --         2,728        2,728
                                                        ---------   ---------   ---------    ---------     ---------    ---------

BALANCE, March 28, 1999                                 4,722,216          47      32,423           --        (6,122)      26,348

   Common stock issued in connection with merger        2,317,980          23       7,367           --            --        7,390
   Warrants issued in connection with merger                   --          --         330           --            --          330
   Options assumed in connection with merger                   --          --         549           --            --          549
   Net loss                                                    --          --          --           --        (1,270)      (1,270)
                                                        ---------   ---------   ---------    ---------     ---------    ---------

BALANCE, March 26, 2000                                 7,040,196          70      40,669           --        (7,392)      33,347

   Stock compensation                                      25,000           1          77           --            --           78
   Warrants exercised                                           6          --          --           --            --           --
   Net income                                                  --          --          --           --         1,606        1,606
                                                        ---------   ---------   ---------    ---------     ---------    ---------

BALANCE, March 25, 2001                                 7,065,202   $      71   $  40,746    $      --     $  (5,786)   $  35,031
                                                        =========   =========   =========    =========     =========    =========


The accompanying notes are an integral part of these consolidated statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                               For the Fiscal Year Ended
                                                                                  March 25, 2001     March 26, 2000   March 28, 1999
                                                                                  --------------     --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $ 1,606           $(1,270)           $ 2,728
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                     1,791             1,358              1,065
     Amortization of intangible assets                                                   839               716                384
     Amortization of deferred compensation                                                --                --                 34
     Loss on disposal of fixed assets                                                     --               123                 --
     Stock compensation expense                                                           78                --                 --
     Impairment of long-lived assets                                                     127               465                302
     Impairment of notes receivable                                                      151               840                 --
     Provision for doubtful accounts                                                     191               895                 44
     Equity in losses/(earnings) of unconsolidated affiliate                              --               163                (26)
     Deferred income taxes                                                               313              (958)            (1,036)
   Changes in operating assets and liabilities, net of effects from acquisition of Miami Subs:
     Marketable securities and investment in limited partnership                      (1,651)              270              5,247
     Notes and accounts receivable                                                    (1,350)             (504)              (646)
     Inventories                                                                          20                 3                (18)
     Prepaid expenses and other current assets                                          (339)             (187)              (268)
     Other assets                                                                        159               182                 --
     Accounts payable, accrued expenses and other current liabilities                    961              (158)            (1,177)
     Deferred franchise fees                                                             (76)              721                 97
     Other liabilities                                                                 1,329              (682)                50
                                                                                     -------           -------            -------
              Net cash provided by operating activities                                4,149             1,977              6,780
                                                                                     -------           -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired in connection with merger, net of transaction costs                      --             3,429                 --
   Lease terminations and other costs in connection with acquisition                  (1,036)               --                 --
   Purchases of property and equipment                                                (1,458)           (1,975)            (1,485)
   Purchase of intellectual property                                                      --            (1,590)                --
   Investment in unconsolidated affiliate                                                 --                --             (4,415)
   Payments received on notes receivable                                                 506               320                 --
   Proceeds from sale of restaurant                                                       45                --                 --
                                                                                     -------           -------            -------
              Net cash provided by (used in) investing activities                     (1,943)              184             (5,900)
                                                                                     -------           -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal repayments of borrowing                                                    (278)           (1,929)               (21)
                                                                                     -------           -------            -------
              Net cash used in financing activities                                     (278)           (1,929)               (21)
                                                                                     -------           -------            -------

Net change in cash and cash equivalents                                                1,928               232                859

CASH AND CASH EQUIVALENTS, beginning of year                                           2,397             2,165              1,306
                                                                                     -------           -------            -------

CASH AND CASH EQUIVALENTS, end of year                                               $ 4,325           $ 2,397            $ 2,165
                                                                                     =======           =======            =======

CASH PAID DURING THE YEAR FOR:
   Interest                                                                          $   317           $   207            $     1
                                                                                     =======           =======            =======
   Income taxes                                                                      $ 1,508           $   831            $   218
                                                                                     =======           =======            =======

NONCASH FINANCING ACTIVITIES:
   Loan to franchisee in connection with sale of restaurant                          $   130           $    --            $    --
                                                                                     =======           =======            =======
   Common stock, warrants and options issued in connection with
     acquisition                                                                     $    --           $ 8,269            $    --
                                                                                     =======           =======            =======


The accompanying notes are an integral part of these consolidated statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


1.   DESCRIPTION AND ORGANIZATION OF BUSINESS

Description of Business

Nathan's Famous, Inc. and Subsidiaries (collectively the "Company" or "Nathans") has historically operated a chain of retail fast food restaurants featuring Nathan's famous brand of all beef frankfurters, fresh crinkle-cut french fried potatoes, and a variety of other menu offerings. Since fiscal 1998, the Company has supplemented Nathan's franchise program with the Nathan's Branded Product Program, which enables foodservice retailers to sell some of Nathan's proprietary products outside of the realm of a traditional franchise relationship. During fiscal 2000, the Company acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. ("Roasters"), the franchisor of Kenny Rogers Roasters. In addition, Nathans completed a merger with Miami Subs Corporation ("Miami Subs") whereby it acquired the remaining 70% of Miami Subs common stock not already owned. Miami Subs features a wide variety of lunch, dinner and snack foods, including hot and cold sandwiches and various ethnic foods. Roasters features home-style family foods based on a menu centered around wood-fire rotisserie chicken.

At March 25, 2001, the Company's restaurant system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 25 company-owned units concentrated in the New York metropolitan area, (including New Jersey and Florida), 386 franchised or licensed units, including 4 units operating pursuant to management agreements and over 1,200 branded product points of sale under the Nathan's Branded Product Program, located in 42 states, the District of Columbia, and 17 foreign countries.

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

In August 1992, Nathan's Famous Holding Corp. ("NFH"), a new Delaware corporation was formed. Pursuant to a merger agreement, NFI became a wholly owned subsidiary of NFH. On December 15, 1992, NFI and NFH amended their charter to change their respective names to Nathan's Famous Operating Corp. ("NFOC") and Nathan's Famous, Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Segment Disclosures

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information". Pursuant to this pronouncement, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. Nathans considers its subsidiaries to be in the food service industry, and has pursued co-branding and co-hosting initiatives; accordingly management has evaluated the Company as one single reporting operating unit.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Fiscal Year

The Company's fiscal year ends on the last Sunday in March, which results in a 52 or 53 week reporting period. The results of operations for all periods presented are on the basis of a 52-week reporting period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash restricted for untendered shares associated with the Acquisition amounted to $83 at March 25, 2001 and March 26, 2000, respectively, and is included in cash and cash equivalents. At March 25, 2001 and March 26, 2000, cash and cash equivalents included unexpended Miami Subs' advertising funds of $2,104 and $509, respectively, with the offset classified as current liabilities in the accompanying consolidated balance sheets.

Impairment of Notes Receivable

In accordance with SFAS No.114 "Accounting by Creditors for Impairment of a Loan", Nathan's applies the provisions thereof to value notes receivable. Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: 1) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions, 2) loans secured by collateral that is not readily marketable or 3) that are susceptible to deterioration in realizable value. When determining impairment, management's assessment includes its intention to extend certain leases beyond the minimum lease term and the note holder's ability to meet its obligation over that extended term. In certain cases where Nathan's has determined that a loan has been impaired, it does not expect to extend or renew the underlying leases. Based on the Company's analysis, it has determined that there are notes that have incurred such an impairment (Note 5). Following is a summary of the impaired notes receivable:

                                                             March 25,      March 26,
                                                               2001           2000
                                                             ---------      ---------
Total recorded investment in impaired notes receivable       $ 1,105        $ 1,830
Allowance for impaired notes receivable                         (613)          (840)
                                                             -------        -------
Recorded investment in impaired notes receivable, net        $   492        $   990
                                                             =======        =======

Based on the present value of the estimated cash flows of identified impaired note receivables, the Company has recognized approximately $63 and $44 of interest income on these notes for the fiscal years ended March 25, 2001 and March 26, 2000, respectively.

Inventories

Inventories, which are stated at the lower of cost or market value, consist primarily of restaurant food items, supplies, marketing items and equipment in connection with the Branded Product Program. Cost is determined using the first-in, first-out method.

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

During fiscal 2000, the Company entered into contracts to sell 6 restaurants in two separate transactions, for an aggregate sales price of $1,775. The sales price consists of down payments totaling $230, and the issuance of notes receivable by the buyers totaling $1,545. In accordance with the SFAS No. 66, profit from these sales is being recognized under the deposit method. For the fiscal years ended March 25, 2001 and March 26, 2000, no revenue related to these sales has been recognized and the notes receivable have not been recorded. The Company continues to record depreciation expense on the property subject to the sales contracts and records any principal payments received as a deposit until such time that the transaction meets the sales criteria of SFAS No. 66. As of March 25, 2001 and March 26, 2000, the Company has deposits of $332 and $231, respectively and are included in accrued expenses in the accompanying consolidated balance sheets.

In June 2001, the Company entered into a sales contract to sell one restaurant for a total cash purchase price of $400. Concurrent with the agreement for sale, the Company shall enter into a sub-lease agreement with this franchisee.

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

     Building and improvements                                        5 - 25 years
     Machinery, equipment, furniture and fixtures                     5 - 15 years
     Leasehold improvements                                           5 - 20 years

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," impairment losses are recorded on long-lived assets on a restaurant by restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. The Company has identified one, three and four units that have been impaired, and recorded charges of $127, $465 and $302 to the statements of operations for the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999, respectively.

Intangible Assets

Intangible assets consist of (i) the goodwill resulting from the Acquisition;
(ii) trademarks and tradenames, franchise rights and recipes in connection with Roasters and (iii) goodwill and certain identifiable intangibles resulting from the Miami Subs acquisition (Note 3). These intangible assets are being amortized over periods from 10 to 40 years. The Company periodically reviews intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. Management believes that there is no impairment with respect to such intangible assets as of March 25, 2001.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


Investment in Unconsolidated Affiliate

The Company accounted for its initial investment in Miami Subs under the equity method of accounting until the completion of the merger. Accordingly, the carrying value of the investment, prior to the acquisition, was equal to the Company's initial cash investment in Miami Subs, plus its share of the loss of Miami Subs through September 30, 1999.

Fair Value of Financial Instruments

The Company accounts for the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The carrying value of all financial instruments reflected in the accompanying balance sheets approximated fair value at March 25, 2001 and March 26, 2000, respectively.

Stock-Based Compensation

The Company complies with the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS No. 123 encourage entities to adopt a fair value based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. Pursuant to SFAS No. 123, the Company has elected to continue the accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide the necessary pro forma disclosures (Note 13).

Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income), such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income must be reported on the face of the consolidated statements of operations or the consolidated statements of stockholders' equity. The Company's operations did not give rise to items includable in comprehensive income, which were not already in net income (loss) for the three fiscal years in the period ended March 25, 2001. Accordingly, the Company's comprehensive income is the same as its net income for all years presented.

Start-Up Costs

The Company accounts for pre-opening and similar costs in accordance with Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" which required companies to expense all those costs as incurred in the future.

Revenue Recognition

In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for recognizing revenue, specific criteria to be met, along with required disclosures related to revenue recognition. SAB No. 101 did not have a material impact on the Company's financial position or results of its operations.

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

At March 25, 2001 and March 26, 2000, $610 and $686, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets.

Concentrations of Credit Risk

The Company's accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions and from sales under the Branded Product Program. At March 25, 2001, one franchisee represented 10% of franchise royalties receivable and at March 26, 2000, two franchisees each represented approximately 11% of franchise royalties receivable (Note 5).

Advertising

The Company administers various advertising funds on behalf of its subsidiaries and franchisees to coordinate the marketing efforts of the Company. Under these arrangements, the Company collects and disburses fees paid by franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions are based on specified percentages of net sales, generally ranging up to 3%. Advertising contributions from Company-owned stores are included in restaurant operating expenses in the accompanying consolidated statements of operations. Net Company-owned store advertising expense was $1,602, $888, and $436 for the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999, respectively.

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

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet, measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. The adoption of SFAS No. 133 will not have a material impact on its financial position or results of its operations as the Company does not presently make use of derivative instruments.

3.       ACQUISITIONS

On February 19, 1999, the U. S. Bankruptcy Court for the Middle District of North Carolina, Durham Division, confirmed the Joint Plan of Reorganization of the Official Committee of Franchisees of Roasters Corp. and Roasters Franchise Corp., operators of Kenny Rogers Roasters Restaurants. Under the Joint Plan of Reorganization, on April 1, 1999, Nathan's acquired the intellectual property rights, including trademarks, recipes and franchise agreements, of Roasters Corp. and Roasters Franchise Corp. for $1,250 in cash plus related expenses of approximately $340. NF Roasters Corp., a wholly-owned subsidiary, was created for the purpose of acquiring these assets. The acquired assets are recorded as intangibles in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over periods of 10 to 20 years. No company-owned restaurants were acquired in this transaction. Results of operations are included in these consolidated financial statements as of April 1, 1999. On November 17, 1999, NF Roasters acquired two restaurants from a franchisee for approximately $400, which opened in March and April 2000.

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

On September 30, 1999, Nathan's completed the acquisition of Miami Subs and acquired the remaining outstanding common stock of Miami Subs in exchange for 2,317,980 shares of Nathan's common stock, 579,040 warrants to purchase Nathan's common stock, and the assumption of existing employee options and warrants to purchase 542,284 shares of Miami Subs' common stock in connection with the merger. The total purchase price was approximately $13,000, including acquisition costs. The acquisition was accounted for as a purchase under APB Opinion No. 16, "Accounting for Business Combinations". In accordance with APB No. 16, the Company allocated the purchase price of Miami Subs based on the fair value of the assets acquired and liabilities assumed. Goodwill of $1,668 resulted from the acquisition of Miami Subs and is being amortized over a period of 20 years.

In connection with the acquisition of Miami Subs, Nathan's planned to permanently close 18 under performing company-owned restaurants. Nathan's expected to abandon or sell the related assets at amounts below the historical carrying amounts recorded by Miami Subs. In accordance with APB No. 16, the write-down of these assets was reflected as part of the purchase price allocation. To date the Company has closed or sold 15 units. The Company continues to market two of these properties for sale and will cease operations of the remaining unit upon lease expiration. The estimated disposal value is included in assets held for sale in the accompanying consolidated balance sheet for the remaining units to be sold. As of March 25, 2001, as part of the acquisition, the Company has recorded approximately $1,461 ($877 after tax) for lease reserves and termination costs.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


The allocation of purchase price is as follows:

Current assets                     $  5,481
Property and equipment                7,060
Assets held for sale                    653
Intangibles                           5,441
Goodwill                              1,668
Notes receivable - long-term          3,860
Other assets                          2,212
Liabilities assumed                 (13,364)
                                   --------
         Total                     $ 13,011
                                   ========

The consolidated results of operations for Miami Subs are included in the consolidated financial statements as of the date of acquisition. Summarized below are the unaudited pro forma results of operations for the fifty-two weeks ended March 26, 2000 and March 28, 1999 of Nathan's as though the Miami Subs acquisition had occurred as of the beginning of the periods presented. Adjustments have been made for amortization of goodwill based upon salary expense based on employment agreements, reversal of Miami Subs merger costs, elimination of Nathan's 30% equity earnings in Miami Subs, issuance of common stock, and reduction of interest income on marketable securities used to purchase the initial 30% of Miami Subs' common stock.

                                                                Fifty-Two Weeks Ended
                                                           --------------------------------
                                                           March 26, 2000    March 28, 1999
                                                           --------------    --------------
                                                                       Unaudited
Total revenues                                             $       50,455       $   53,278
                                                           ==============       ==========

Net (loss) income                                          $       (1,466)      $    3,436
                                                           ==============       ==========

Net (loss) income per share:
  Basic                                                    $         (.21)      $     0.49
                                                           ==============       ==========
  Diluted                                                  $         (.21)      $     0.49
                                                           ==============       ==========

Weighted average shares used in computing net (loss)
  income per share
  Basic                                                         7,040,000        7,040,000
                                                           ==============       ==========
  Diluted                                                       7,040,000        7,071,000
                                                           ==============       ==========

These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of actual results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or of the results which may occur in the future.

4.   NET INCOME (LOSS) PER SHARE

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

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


The following chart provides a reconciliation of information used in calculating the per share amounts for the years ended March 25, 2001, March 26, 2000 and March 28, 1999, respectively:

                                       Net Income (Loss)                     Shares                 Net Income (Loss) Per Share
                               --------------------------------  -------------------------------   -----------------------------
                                  2001       2000(1)     1999       2001       2000(1)    1999       2001      2000(1)    1999
                               ---------  ---------   ---------  ---------  ---------  ---------   --------  --------   --------
Basic EPS
 Basic calculation             $   1,606  $  (1,270)  $   2,728  7,059,000  5,881,000  4,722,000   $    .23  $   (.22)  $    .58
 Effect of dilutive employee
  stock options and warrants          --         --          --     39,000         --     31,000         --        --       (.01)
                               ---------  ---------   ---------  ---------  ---------  ---------   --------  --------   --------

Diluted EPS
 Diluted calculation           $   1,606  $  (1,270)  $   2,728  7,098,000  5,881,000  4,753,000   $    .23  $   (.22)  $    .57
                               =========  =========   =========  =========  =========  =========   ========  ========   ========

     (1) Common stock equivalents have been excluded from the computation for earnings per share for the year end March 26, 2000 as their inclusion would be anti-dilutive.

5.   NOTES AND ACCOUNTS RECEIVABLE, net

Notes and accounts receivable, net, consists of the following:

                                                2001      2000
                                               ------    ------
Notes receivable, net of impairment charges    $2,874    $3,226
Franchise and license royalties                 2,499     2,110
Branded product sales                             730       365
Other                                             684       253
                                               ------    ------
                                                6,787     5,954

Less: allowance for doubtful accounts             880       809
Notes receivable due after one year             1,729     2,527
                                               ------    ------
Notes and accounts receivable                  $4,178    $2,618
                                               ======    ======

Notes receivable at March 25, 2001 and March 26, 2000 principally resulted from sales of restaurant businesses to Miami Subs franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest with a balloon payment at the end of the term, with interest rates ranging principally between 8% and 12%.

6.   MARKETABLE SECURITIES AND INVESTMENT IN LIMITED PARTNERSHIP

Marketable securities at March 25, 2001 and March 26, 2000 consisted of trading securities with aggregate fair values of $4,648 and $2,997, respectively. Fair values of corporate and municipal bonds are based upon quoted market prices. Investment income in trading limited partnerships is based on the Company's proportionate share of the change in the underlying net assets of the partnership.

The gross unrealized holding gains and fair values of trading securities by major security type at March 25, 2001, March 26, 2000 and March 28, 1999 were as follows:

                                                2001                            2000                           1999
                                    ---------------------------     ---------------------------     --------------------------
                                       Gross                           Gross                           Gross
                                     Unrealized         Fair         Unrealized         Fair        Unrealized         Fair
                                      Holding         Value of        Holding         Value of        Holding        Value of
                                    Gain/(Loss)     Investments     Gain/(Loss)     Investments     Gain/(Loss)    Investments
                                    -----------     -----------     -----------     -----------     -----------    -----------

Corporate bonds                        $    --         $    --        $    --          $    --        $     1        $   219
Municipal bonds                             16           3,628              3            1,540             63          2,011
Investment in trading limited
  partnerships *                          (438)          1,020            420            1,457             23          1,037
                                       -------         -------        -------          -------        -------        -------
                                       $  (422)        $ 4,648        $   423          $ 2,997        $    87        $ 3,267
                                       =======         =======        =======          =======        =======        =======

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


   * Subject to the terms of the partnership, the Company has the right to liquidate its investment in the trading limited partnerships without penalty.

7.   PROPERTY AND EQUIPMENT, net


Property and equipment consist of the following:

                                                            2001             2000
                                                          -------          -------
Construction in progress                                  $   141          $ 1,055
Land                                                        1,983            1,983
Building and improvements                                   3,083            3,537
Machinery, equipment, furniture and fixtures                7,202            6,167
Leasehold improvements                                      7,949            6,891
                                                          -------          -------
                                                           20,358           19,633
Less:  accumulated depreciation and amortization            9,079            7,978
                                                          -------          -------
                                                          $11,279          $11,655
                                                          =======          =======

Included in property and equipment, net, is approximately $1,395 and $1,459, respectively, of assets subject to sales contracts and $299 for the Paramus location for which the Company has agreed to sell (Note 2).

In May 2001, the Company completed the sale of a restaurant property for approximately $1.5 million pursuant to an order of condemnation by the State of Florida ("State") and will continue to operate the restaurant for 6 months pursuant to an operating lease with the State. The fair value of the assets (which approximated the carrying value) is included in the current portion of assets available for sale at March 25, 2001 and the net book value of these assets have been reclassified to assets available for sale as of March 26, 2000 in the accompanying consolidated balance sheets. Concurrent with the sale, the Company satisfied the related note payable and accordingly has classified the remaining balance at March 25, 2001 as current in the accompanying consolidated balance sheets.

8. INTANGIBLE ASSETS, net

Intangible assets consist of the following:

                                                             2001             2000
                                                            -------          -------
Goodwill                                                    $17,043          $17,477
Trademark, tradename, franchise rights and recipes            7,031            6,839
                                                            -------          -------
                                                             24,074           24,316
Less: accumulated amortization                                6,063            5,224
                                                            -------          -------
Intangible assets, net                                      $18,011          $19,092
                                                            =======          =======

Amortization expense related to these intangible assets was $839, $716 and $384 for each of the three fiscal years ended March 25, 2001.

9.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                       March 25,       March 26,
                                                         2001            2000
                                                       --------        ---------

Payroll and other benefits                              $1,365          $1,536
Professional and legal costs                               898           1,240
Insurance                                                  825             837
Rent, occupancy and sublease termination costs           1,236           1,846
Taxes payable                                              512             443
Unexpended advertising funds                             2,104             509
Other                                                    1,791           1,987
                                                        ------          ------
                                                        $8,731          $8,398
                                                        ======          ======

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


10.  NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS


A summary of notes payable and capitalized lease obligations is as follows:

                                                                                                2001              2000
                                                                                               -------           -------
Note payable to bank at 8.5% through January 2003 and adjusting to prime plus 0.25%
  in 2003, 2006, and 2009 and maturity in 2010                                                 $ 1,505           $ 1,667
Note payable to bank at 8.0% through January 2002 adjusting to prime plus 0.25% in
  2002 and 2005 and maturing in 2008                                                               806               869
Note payable to bank at 1.5% over prime (9.5% at March 25, 2001) and maturing in 2001              354               389
Note payable to bank at 8.75% and maturing in 2003                                                 397               406
Capital lease obligations and other                                                                 70                79
                                                                                               -------           -------
                  Total                                                                          3,132             3,410

Less current portion                                                                            (1,343)             (279)
                                                                                               -------           -------
Long-term portion                                                                              $ 1,789           $ 3,131
                                                                                               =======           =======

The above notes are secured by property and equipment with a book value of approximately $784 at March 25, 2001, and notes and accounts receivable of approximately $1 million.

At March 25, 2001, the approximate annual maturities of notes payable and capitalized lease obligations for each of the next five years are $1,343, $563, $173, $173 and $173, and $707 thereafter.

The Company also maintains a $7,500 line of credit with its primary banking institution. Borrowings under the line of credit are intended to be used to meet the normal short-term working capital needs of the Company. The line of credit is not a commitment and, therefore, credit availability is subject to ongoing approval. The line of credit expires on October 1, 2001, and bears interest at the prime rate. There were no borrowings outstanding under this line of credit as of March 25, 2001.

11.  OTHER EXPENSE (INCOME), NET

Included in other (expense) income, in the accompanying consolidated statements of operations is (i) $463 in lease termination costs for the year ended March 25, 2001, (ii) $236 in connection with the satisfaction of certain financial guarantees and $191 in lease expense resulting from the default of subleases for the year ended March 26, 2000 and (iii) the reversal of a previous litigation accrual of $349 for the year ended March 28, 1999.

12.  INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended March 25, 2001, March 26, 2000 and March 28, 1999:

                                                                                  2001              2000              1999
                                                                                -------           -------           -------
Federal:
  Current                                                                       $   868           $   461           $   453
  Deferred                                                                          246              (719)              297
                                                                                -------           -------           -------
                                                                                  1,114              (258)              750
                                                                                -------           -------           -------
State and local:
  Current                                                                           235               247               165
  Deferred                                                                           67              (239)              110
                                                                                -------           -------           -------
                                                                                    302                 8               275
                                                                                -------           -------           -------
Adjustment to valuation allowance relating to opening net deferred tax
  asset                                                                              --                --            (1,443)
                                                                                -------           -------           -------
                                                                                $ 1,416           $  (250)          $  (418)
                                                                                =======           =======           =======

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Total income tax (benefit) expense for fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                          2001              2000              1999
                                                                         -------           -------           -------

Computed "expected" tax (benefit) expense                                $ 1,027           $  (516)          $   785
Nondeductible amortization                                                   222               212               131
State and local income taxes, net of Federal income tax benefit              199                 8               181
Tax-exempt investment earnings                                               (30)              (30)             (112)
Change in the valuation allowance for net deferred tax assets                 --                --            (1,443)
Nondeductible meals and entertainment and other                               (2)               76                40
                                                                         -------           -------           -------
                                                                         $ 1,416           $  (250)          $  (418)
                                                                         =======           =======           =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                 2001              2000
                                                                                -------           -------
Deferred tax assets:
  Accrued expenses                                                              $   602           $   601
  Allowance for doubtful accounts                                                   352               409
  Impairment of notes receivable                                                    245               352
  Deferred revenue                                                                1,243               501
  Depreciation expense and impairment of long-lived assets                        2,134               898
  Expenses not deductible until paid                                                372               789
  Amortization of intangibles                                                        70                --
  Net operating loss and other carryforwards                                      2,326             2,326
  Other                                                                             106               181
                                                                                -------           -------
             Total gross deferred tax assets                                      7,450             6,057
                                                                                -------           -------
Deferred tax liabilities:
  Amortization of intangibles                                                        --               297
  Unrealized gain on marketable securities and income on investment in
     limited partnership                                                            209               402
  Other                                                                             720               343
                                                                                -------           -------
             Total gross deferred tax liabilities                                   929             1,042
                                                                                -------           -------

             Net deferred tax asset                                               6,521             5,015

Less:  Valuation allowance                                                       (2,726)           (2,726)
                                                                                -------           -------
                                                                                $ 3,795           $ 2,289
                                                                                =======           =======

In fiscal year 1999, management of the Company determined that, more likely than not, a significant portion of its previously-reserved deferred tax assets would be realized and, accordingly, reduced the related valuation allowance. The reduction in the valuation allowance is included in the income tax provision (benefit) in the accompanying consolidated statement of operations for fiscal 1999. The determination that the net deferred tax asset of $3,795 at March 25, 2001 is realizable is based on anticipated future taxable income.

As of the date of the acquisition, Miami Subs' had net operating loss carry forwards of approximately $5.9 million which were available to reduce future taxable income through 2019 subject to limitations imposed under the Internal Revenue Code regarding changes in ownership which limits utilization of the carry-forwards on an annual basis. Miami Subs also has general business credit carry-forwards of approximately $274, which can be used to offset tax liabilities through 2010. Miami Subs' federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service ("IRS"). The reports of the examining agent issued in connection with these examinations indicate that additional taxes and penalties totaling approximately $2.4 million are due for such years. The Company appealed substantially all of the proposed adjustments. In January 2001, the Miami Subs tax audit was tentatively settled with the IRS Appeals Office. If approved on review, the settlement will result in (a) an

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


aggregate tax liability for the taxable years 1991 through 1996 of $102 and (b) the Company retaining net operating loss carry-forwards of approximately $3.2 million (subject to limitations imposed under the Internal Revenue Code). In addition to the tax, interest and penalties will be due; the total amount of tax, interest and penalties is expected to be less than $300. The Company has accrued $345 for this matter in the accompanying consolidated balance sheets. Due to the outcome of the IRS examination and the Section 382 limitations, the Company has recorded a valuation allowance for the remaining Miami Subs loss carry-forwards. In accordance with SFAS No. 109 "Accounting for Income Taxes" any future reduction in the acquired Miami Subs valuation allowance will reduce goodwill.

13.  STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

Stock Option Plans

On December 15, 1992, the Company adopted the 1992 Stock Option Plan (the "Plan") which provides for the issuance of incentive stock options ("ISO's") to officers and key employees and non-qualified stock options to directors, officers and key employees. Up to 525,000 shares of common stock have been reserved for issuance under the Plan. The terms of the options are generally ten years, except for ISO's granted to any employee, whom prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the option term will be five years. The exercise price for non-qualified stock options outstanding under the Plan can be no less than the fair market value, as defined, of the Company's common stock at the date of grant. For ISO's, the exercise price can generally be no less than the fair market value of the Company's common stock at the date of grant, with the exception of any employee who prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the exercise price can be no less than 110% of fair market value of the Company's common stock at the date of grant.

On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for the issuance of non-qualified stock options to non-employee directors, as defined, of the Company. Under the Directors' Plan, 200,000 shares of common stock have been authorized and issued pursuant to the Directors' Plan. Options awarded to each non-employee director are fully vested, subject to forfeiture under certain conditions and shall be exercisable upon vesting. There were no options granted under the provisions of the Directors Plan during the years ended March 25, 2001, March 26, 2000 and March 28, 1999, respectively.

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

Warrants

In November 1996, the Company granted to a non-employee consultant a warrant to purchase 50,000 shares of its common stock at an exercise price of $3.94 per share, which represented the market price of the Company's common stock on the date of grant. Upon the date of grant, one-third of the shares vested immediately, one-third vested on the first anniversary thereof, and the remaining one-third vested on the second anniversary thereof. The warrant, which is fully vested, expires on November 24, 2001.

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

A summary of the status of the Company's stock option plans and warrants, excluding warrants issued to former shareholders of Miami Subs, at March 25, 2001, March 26, 2000 and March 28, 1999 and changes during the years then ended is presented in the tables and narrative below:

                                                            2001                       2000                       1999
                                                   ---------------------     ----------------------       ---------------------
                                                                Weighted                   Weighted                    Weighted
                                                                 Average                    Average                    Average
                                                                Exercise                   Exercise                    Exercise
                                                    Shares        Price       Shares         Price        Shares        Price
                                                   ---------    --------     ---------     --------       ------       ---------
     Options outstanding-- beginning of year       1,614,924        4.79       707,667        $5.08        600,167       $5.03

       Granted                                            --                   512,006         3.34        150,000        4.83
       Exercised                                          --                        --                          --
       Replacement options-- Miami Subs                   --                   478,584         6.04             --          --
       Canceled                                     (100,715)      10.60       (83,333)        5.50        (42,500)       5.08
                                                  ----------                 ---------                     -------
     Options outstanding-- end of year             1,514,209        3.86     1,614,924         4.79        707,667        5.08
                                                  ==========                 =========                     =======
     Options exercisable-- end of year             1,220,876                 1,086,424                     528,167
                                                  ==========                 =========                     =======
     Weighted average fair value of options
       granted                                    $       --                                  $2.10                      $1.77
                                                  ==========                                  =====                      =====

     Warrants outstanding-- beginning of year        401,200        5.66       350,000        $3.88        350,000       $3.88

       Granted                                            --                        --           --             --          --
       Replacement warrants-- Miami Subs                  --                    63,700        24.09             --          --
       Expired                                       (32,450)      18.61       (12,500)       49.63             --          --
                                                  ----------                 ---------                     -------       -----

     Warrants outstanding-- end of year              368,750        4.53       401,200         5.66        350,000        3.88
                                                  ----------                 ---------                     -------
     Warrants exercisable-- end of year              368,750                   401,200                     237,500
                                                  ==========                 =========                     -------
     Weighted average fair value of warrants
       granted                                                    $   --                     $  --                       $1.68
                                                                  ======                     =====                       =====

At March 25, 2001, 110,666 common shares were reserved for future stock option grant.

The following table summarizes information about stock options and warrants (excluding warrants issued to the Miami Subs shareholders as part of the merger consideration) at March 25, 2001:

                                                                                                        Options and
                                                Options and Warrants Outstanding                   Warrants Exercisable
                                       --------------------------------------------------       ---------------------------
                                                             Weighted            Weighted                         Weighted
                                          Number              Average            Average          Number          Average
                                       Outstanding           Remaining           Exercise       Exercisable       Exercise
       Range of Exercise Prices         at 3/25/01       Contractual Life         Price         at 3/25/01         Price
       ------------------------        -------------     ----------------       ---------       -----------      ----------
         $  3.19    to  $  4.00            1,202,558            5.5             $   3.41            909,225      $   3.43
            4.01    to     7.00              580,651            3.5                 5.41            580,651          5.41
            7.01    to    22.25               99,750            2.8                12.61             99,750         12.61
                                           ---------          -----             --------          ---------      --------
         $  3.19    to  $ 22.25            1,882,959            4.7             $   5.04          1,589,626      $   4.73
                                           =========          =====             ========          =========      ========

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                2000              1999
                               -------           -------
Expected life (years)              6.3               6.5
Interest rate                     6.22%             5.58%
Volatility                        59.3%            32.77%
Dividend yield                       0%                0%

There were no options or warrants granted during fiscal 2001.

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

                                                            (in thousands, except per share amounts)
                                                          2001                2000               1999
                                                        ---------           ---------           ------

        Net income (loss):           As reported        $   1,606           $  (1,270)          $2,728
                                     Pro forma              1,248              (1,907)           2,247

        Net income (loss) per share: Basic
                                     As reported        $     .23          $    (.22)          $  .58
                                     Pro forma                .18               (.32)             .48

                                     Diluted
                                     As reported        $     .23          $    (.22)          $  .57
                                     Pro forma                .18               (.32)             .47

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

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company has reserved 9,058,827 shares of Common Stock for issuance upon exercise of the Rights.

Restricted Stock Grants

In December 1992, the Company awarded an aggregate of 50,016 shares of common stock to two executive officers. Pursuant to the terms of the agreement, the shares were subject to certain restrictions. Compensation expense, based upon the fair market value of the stock on the date of grant, was determined by the Company to be $7 per share. Aggregate compensation expense of $280 has been recognized ratably over the six year period in which the restrictions lapse and has been included as deferred compensation as a component of stockholders' equity in the accompanying consolidated statement of stockholders' equity. Compensation expense was approximately $0, $0, and $34 for the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999, respectively. The restrictions lapsed for all shares in December 1998.

Employment Agreements

The Company and its Chairman and Chief Executive Officer entered into a new employment agreement effective as of January 1, 2000. The new employment agreement expires December 31, 2004. Pursuant to the agreement, the officer receives a base salary of $1.00 and an annual bonus equal to 5% of the company's consolidated pre-tax earnings for each fiscal year, with a minimum bonus of $250. The new employment agreement further provides for a three-year consulting period after termination of employment during which the officer will receive consulting payments in an annual amount equal to two thirds of the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination of his employment. The employment agreement also provides for the continuation of certain benefits following death or disability. In connection with the agreement, the Company issued to the officer 25,000 shares of common stock with a fair market value at the date of grant of approximately $78.

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

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement has been extended annually through December 31, 2000, based on the original terms, and no non-renewal notice has been given as of June 14, 2001. The agreement provides for annual compensation of $275 plus certain other benefits. In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

The Company and the President of Miami Subs, pursuant to the merger agreement, entered into an employment agreement on September 30, 1999 for a period commencing on September 30, 1999 and ending on September 30, 2002. The agreement provides for annual compensation of $200 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. The agreement includes a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

annual compensation upon a change in control, as defined.

The Company and its Vice President - Finance and Chief Financial Officer entered into an employment agreement on January 31, 2000 that ends on January 31, 2002. The agreement provides for annual compensation of $155 plus certain other benefits. This agreement includes a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

The Company and one executive of Miami Subs entered into an employment agreement effective as of July 1, 2001 for a period commencing on the date of the agreement and ending on July 1, 2003. The Company and another executive of Miami Subs entered into an employment agreement effective August 1, 2001 for a period commencing on the date of the agreement and ending on September 30, 2003 and for compensation at $90 per year. Each agreement also provides for certain other benefits. Each agreement additionally includes a provision under which the executive has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company upon 30 days prior written notice by the Company in the event of disability or "cause", as defined in each agreement.

401(k) Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all non-union employees over age 21 who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 15% of their total annual salary. Company contributions are discretionary. Beginning with the plan year ending February 28, 1994, the Company elected to match contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee's total annual salary. Employer contributions for the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999 were $25, $21 and $13, respectively.

Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

14.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company's operations are principally conducted in leased premises. The leases generally have initial terms ranging from 5 to 20 years and usually provide for renewal options ranging from 5 to 20 years. Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance). Certain of the leases require additional (contingent) rental payments if sales volumes at the related restaurants exceed specified limits. As of March 25, 2001, the Company has non-cancelable operating lease commitments, net of certain sublease rental income, as follows:

                                                               Lease            Sublease         Net lease
                                                            Commitments         Income          Commitments
                                                            -----------         ------          -----------

                          2002                                   5,354            2,637             2,717
                          2003                                   4,611            2,388             2,223
                          2004                                   4,130            2,019             2,111
                          2005                                   4,013            1,854             2,159
                          2006                                   3,790            1,749             2,041
                          Thereafter                            16,887            8,866             8,021

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)


Aggregate rental expense, net of sublease income, under all current leases amounted to $3,549, $2,848 and $2,093 for the three fiscal years ended March 25, 2001.

The Company also owns or leases sites, which it leases or subleases to franchisees. The Company remains liable for all lease costs when properties are subleased to franchisees.

The Company also subleases non-Miami Subs locations to third parties. Such sub-leases provide for minimum annual rental payments by the Company aggregating approximately $2.1 million and expire on various dates through 2010 exclusive of renewal options.

Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense was approximately $123, $123 and $113 for the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999, respectively.

The Company also guarantees certain equipment financing for franchisees with a third party lender. The Company's maximum obligation for loans funded by the lender as of March 25, 2001, was approximately $1.3 million.

Contingencies

On February 28, 1995, an action entitled Textron Financial Corporation v. 1045 Rush Street Associates, Stephen Anfang, and Nathan's Famous, Inc. was instituted in the Circuit Court of Cook County, Illinois County Department, Chancery Division. The complaint alleged that the Company conspired to perpetrate a fraud upon the plaintiff and alleges that the Company breached its lease with 1045 Rush Street associates and the estoppel agreement delivered to the plaintiff in connection therewith by subleasing these premises and thereafter assigning the lease with respect to the premises to a third party franchisee, and further by failing to pay rent under this lease on and after July 1990. This complaint sought damages in the amount of at least $1,500. The Company filed its answer to this complaint denying the material allegations of the complaint and asserting several affirmative defenses to liability including, but not limited to, the absence initially or subsequent failure of consideration for the estoppel agreement, equitable estoppel, release, failure to mitigate and other equitable and legal defenses. The plaintiff added as additional parties defendant, the attorney who represented the landlord in the financing transaction in connection with which the Estoppel Agreement was required. The Company and some of the named defendants entered into a Settlement with Textron whereby all of the plaintiff's claims against the Company and the other defendants were resolved under a Settlement Agreement and Mutual Release that provide for payments to be made jointly by all of the defendants on or before December 30, 1998 and January 15, 1999, which payments were made (Note 11).

On or about December 1996, Nathan's Famous Systems, Inc. ("Systems") instituted an action in the Supreme Court of New York, Nassau County, against Phylli Foods, Inc. a franchisee, and Calvin Danzig as a guarantor of Phylli Foods' payment and performance obligations, to recover royalty fees and advertising contributions due to Systems in the aggregate amount of $36 under a franchise agreement between Systems and Phylli Foods dated June 1, 1994. In their answer, the defendants essentially denied the material allegations of the complaint and interposed counterclaims against Systems in which they alleged essentially that Systems fraudulently induced the defendants to purchase the franchise from Systems or did so by means of negligent misrepresentation. Defendants also alleged that by reason of Systems' allegedly fraudulent and deceitful conduct, Systems violated the General Business Law of New York. As a consequence of the foregoing, the defendants sought damages in excess of five million dollars, as well as statutory relief under the General Business Law. A subsequent motion for summary judgement against Phylli Foods was successful and the action was settled by a payment from the defendants to Systems of $22.5.

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

On January 5, 1999, Miami Subs was served with a class action lawsuit entitled Robert J. Feeney, on behalf of himself and all other similarly situated vs. Miami Subs Corporation, et al., in Broward County Circuit Court, which was filed against Miami Subs, its directors and Nathan's in a Florida state court by a shareholder of Miami Subs. Since that time, the Company and its designees to the Miami Subs board have also been served. The suit alleged that the proposed merger between Miami Subs and the Company, as contemplated by the companies' non-binding letter of intent, is unfair to Miami Subs' shareholders and constitutes a breach by the defendants of their fiduciary duties to the shareholders of Miami Subs. The plaintiff seeks among other things: (i) class action status; (ii) preliminary and permanent injunctive relief against consummation of the proposed merger; and (iii) unspecified damages to be awarded to the shareholders of Miami Subs. On April 7, 2000, the plaintiff filed his dismissal without prejudice of the action, effectively ending the case against all the defendants.

The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

15.  RELATED PARTY TRANSACTIONS

As of March 25, 2001, Miami Subs leased five restaurant properties from Kavala, Inc., a private company owned by Gus Boulis, a former shareholder of Miami Subs. Future minimum rental commitments due to Kavala at March 25, 2001 under these existing leases was approximately $1.1 million. In 1997, Miami Subs leased a then vacant, non-Miami Subs property to a company owned by Boulis. In connection with the acquisition of Miami Subs in November 1998, Nathan's purchased all of the shares of Miami Subs Common Stock owned by Boulis for $4,200 and he resigned all positions therein.

Mr. Donald L. Perlyn has been an officer of Miami Subs since 1990, a Director since 1997 and President and Chief Operating Officer since July 1998. Mr. Perlyn has been a director of Nathan's since October 1999. Mr. Perlyn serves as a member of the Board of Directors of Arthur Treachers Inc. Miami Subs has been granted certain exclusive co-branding rights by Arthur Treachers, Inc. and Mr. Perlyn has been granted options to acquire approximately 175,000 shares of Arthur Treachers' common stock.

Nathan's purchases its insurance from Harbor Group, Ltd., a company which is 50% owned by Howard Lorber, Nathan's Chairman of the Board and Chief Executive Officer. During fiscal year 2001, Nathan's paid Harbor Group $548.


16. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 2000, the Company's management continued to monitor and evaluate the collectibility and potential impairment of its assets, in particular, notes receivable and certain fixed assets. In connection therewith, additional allowances for doubtful accounts of $399, impairment charges on certain notes receivable of $273 and impairment charges on fixed assets of $465 were recorded in the fourth quarter. Additionally, Nathan's recorded a $191 lease rental reserve resulting from the default of subleases for space which is not expected to be utilized by Nathan's and $236 in connection with the satisfaction of certain financial guarantees. It is

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

management's opinion that these adjustments are properly recorded in the fourth quarter based upon the facts and circumstances that became available in that period.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                  (In thousands, except share data)
                                                                    -------------------------------------------------------------
                                                                       First           Second           Third          Fourth
                                                                      Quarter          Quarter         Quarter         Quarter
                                                                    -----------     -----------     -----------       -----------
Fiscal Year 2001
Revenues                                                            $    12,899     $    12,666     $    11,418       $    10,191
Gross profit (a)                                                          3,423           3,457           2,821             2,568
Net income (loss)                                                           745             933             145              (217)
                                                                    ===========     ===========     ===========       ===========

Per share information:
Net income (loss) per share:
  Basic (b)                                                         $       .11     $       .13     $       .02       $      (.03)
                                                                    ===========     ===========     ===========       ===========
  Diluted (b)                                                       $       .11     $       .13     $       .02       $      (.03)
                                                                    ===========     ===========     ===========       ===========

Shares used in computation of net income (loss) per share:
  Basic (b)                                                           7,040,000       7,065,000       7,065,000         7,065,000
                                                                    ===========     ===========     ===========       ===========
  Diluted (b)                                                         7,044,000       7,155,000       7,065,000         7,130,000
                                                                    ===========     ===========     ===========       ===========

Fiscal Year 2000
Revenues                                                            $     7,914     $     8,068     $    11,899       $    10,010
Gross profit (a)                                                          2,487           2,540           3,110             2,528
Net income                                                                  469             616            (227)           (2,128)
                                                                    ===========     ===========     ===========       ===========

Per share information:
Net income (loss) per share:
  Basic                                                             $       .10     $       .13     $      (.03)      $      (.30)
                                                                    ===========     ===========     ===========       ===========
  Diluted                                                           $       .10     $       .13     $      (.03)      $      (.30)
                                                                    ===========     ===========     ===========       ===========

Shares used in computation of net income (loss) per share:
  Basic                                                               4,722,000       4,722,000       7,040,000         7,040,000
                                                                    ===========     ===========     ===========       ===========
  Diluted                                                             4,744,000       4,722,000       7,040,000         7,040,000
                                                                    ===========     ===========     ===========       ===========


(a)  Gross profit represents the difference between sales and the cost sales.
(b) The sum of the quarters does not equal the full year per share amounts included in the accompanying consolidated statements of operations due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Nathan's Famous, Inc. and Subsidiaries:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Nathan's Famous, Inc. and subsidiaries, included in this Form 10-K and have issued our report thereon dated June 14, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






/s/Arthur Andersen LLP
Melville, New York
June 14, 2001

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS




                         COL. A                           COL. B                COL. C                COL. D         COL. E
                       -----------                       ---------    -------------------------     ----------    -------------
                                                                         (1)            (2)
                                                         Balance      Additions      Additions
                                                            at        charged to     charged to
                                                         beginning    costs and        other                       Balance at
                       Description                       of period     expenses       accounts      Deductions    end of period
                       -----------                       ---------    ----------    -----------     ----------    -------------
    YEAR ENDED MARCH 25, 2001
     Allowance for doubtful accounts - notes and
      accounts receivable                                $     809    $     191     $      27 (c)   $    147 (a)   $     880
                                                         =========    =========     =========       ========       =========
     Lease reserve and termination costs                 $     974    $     463     $     801 (d)   $  1,560 (f)   $     678
                                                         =========    =========     =========       ========       =========

    YEAR ENDED MARCH 26, 2000
     Allowance for doubtful accounts - notes and                                          404 (e)
                                                                                  ===========
      accounts receivable                                $     467    $     895     $      32 (c)   $    989 (a)   $     809
                                                         =========    =========     =========       ========       =========
                                                                                          274 (e)
                                                                                  ===========
     Lease reserve and termination costs                 $      --    $     191     $     660 (d)   $    151       $     974
                                                         =========    ==========    =========       ========       =========

    YEAR ENDED MARCH 28, 1999:
     Allowance for doubtful accounts - notes and                                                    $     79 (a)
                                                                                                    ========
      accounts receivable                                $     543    $      44     $      29 (c)   $     70 (b)   $     467
                                                         =========    =========     =========       ========       =========


(a)   Uncollectible amounts written off
(b)   Uncollectible advertising fund receivables
(c)   Provision charged to advertising fund
(d)   Lease termination charge to purchase accounting
(e)   Assumed as part of the Miami Subs acquisition
(f)   Payment of Lease termination and other costs

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of June, 2001. Nathan's Famous, Inc.

/s/ WAYNE NORBITZ
---------------------------
Wayne Norbitz, President and
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 15th day of June, 2001.



/s/ HOWARD M. LORBER
---------------------------------
Howard M. Lorber                            Chairman of the Board and Chief Executive
                                            Officer (Principal Executive Officer)


/s/ WAYNE NORBITZ
---------------------------------
Wayne Norbitz                               President, Chief Operating Officer and Director


/s/ RONALD G. DEVOS
---------------------------------
Ronald G. DeVos                             Vice President - Finance and Chief Financial
                                            Officer  (Principal Financial and Accounting
                                            Officer)


/s/ DONALD L. PERLYN
---------------------------------
Donald L. Perlyn                            Executive Vice President and Director


/s/ ROBERT J. EIDE
---------------------------------
Robert J. Eide                              Director


---------------------------------
Barry Leistner                              Director


/s/ BRIAN GENSON
-----------------------------------
Brian Genson                                Director


---------------------------------
Attilio F. Petrocelli                       Director