Form 10-Q
period 2001-06-24
NATHANS FAMOUS INC
filed 2001-08-07
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended JUNE 24, 2001.

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities Act
      of 1934 for the transition period from           to          .
                                             ---------    ---------

                          Commission File Number 0-3189

                              NATHAN'S FAMOUS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    11-3166443
(State or other jurisdiction of                     (IRS employer
 incorporation or organization)                 identification number)

                 1400 OLD COUNTRY ROAD, WESTBURY, NEW YORK 11590
           (Address of principal executive offices including zip code)

                                 (516) 338-8500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                        Yes  [x]     No  [ ]
                                             -----       -----

At June 24, 2001, an aggregate of 7,065,202 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 24, 2001 and
                  March 25, 2001                                                             3

                  Consolidated Statements of Earnings - Thirteen Weeks
                  Ended June 24, 2001 and June 25, 2000                                      4

                  Consolidated Statements of Stockholders' Equity -
                  Thirteen Weeks Ended June 24, 2001                                         5

                  Consolidated Statements of Cash Flows -Thirteen Weeks
                  Ended June 24, 2001 and June 25, 2000                                      6

                  Notes to Consolidated Financial Statements                                 7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        9


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                         13

Item 6.           Exhibits and Reports on Form 8-K                                          13



SIGNATURES                                                                                  14

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                       June              March
                                                                                     24, 2001           25, 2001
                                                                                     --------           --------
                                                                                   (Unaudited)
Current assets:
       Cash and cash equivalents including unexpended
         marketing fund  contributions of $792 and $2,104 and
         restricted cash of $83 and $83, respectively                                $  2,882           $  4,325
       Marketable securities and investment in limited partnership                      6,002              4,648
       Notes  and accounts receivables, net                                             4,941              4,178
       Inventories                                                                        590                523
       Assets held for sale                                                                --              1,510
       Prepaid expenses and other current assets                                          641                974
       Deferred income taxes                                                            1,731              1,714
                                                                                     --------           --------
                  Total current assets                                                 16,787             17,872

Notes receivable, net                                                                   1,688              1,729
Property and equipment, net                                                            10,911             11,279
Assets held for sale                                                                      450                450
Intangible assets, net                                                                 17,789             18,011
Deferred income taxes                                                                   2,081              2,081
Other assets, net                                                                         380                404
                                                                                     --------           --------
                                                                                     $ 50,086           $ 51,826
                                                                                     ========           ========

Current liabilities:
       Current maturities of notes payable and capital lease obligations             $    541           $  1,343
       Accounts payable                                                                 2,171              1,978
       Accrued expenses and other current liabilities                                   6,811              8,731
       Deferred franchise fees                                                            622                610
                                                                                     --------           --------
                  Total current liabilities                                            10,145             12,662

       Notes payable and capital lease obligations, less current maturities             1,739              1,789
       Other liabilities                                                                2,209              2,344
                                                                                     --------           --------
                  Total liabilities                                                    14,093             16,795
                                                                                     --------           --------

Stockholders' equity:
       Common stock, $.01 par value - 30,000,000 shares authorized,
         7,065,202 issued and  outstanding , respectively                                  71                 71
       Additional paid-in capital                                                      40,746             40,746
       Accumulated deficit                                                             (4,824)            (5,786)
                                                                                     --------           --------
                  Total stockholders' equity                                           35,993             35,031
                                                                                     --------           --------
                                                                                     $ 50,086           $ 51,826
                                                                                     ========           ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              Thirteen weeks ended June 24, 2001 and June 25, 2000
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                      2001              2000
                                                      ----              ----
Sales                                               $  8,588           $ 9,632
Franchise fees and royalties                           2,189             2,289
License royalties                                        707               641
Investment and other income                              392               337
                                                    --------           -------

                  Total revenues                      11,876            12,899
                                                    --------           -------

Costs and expenses:
       Cost of sales                                   5,600             6,209
       Restaurant operating expenses                   1,953             2,457
       Depreciation and amortization                     420               432
       Amortization of intangible assets                 222               237
       General and administrative expenses             2,119             2,241
       Interest expense                                   59                72
       Other (income)                                   (210)               --
                                                    --------           -------
                  Total costs and expenses            10,163            11,648
                                                    --------           -------

Income before income taxes                             1,713             1,251
Provision for income taxes                               751               506
                                                    --------           -------

Net income                                          $    962           $   745
                                                    ========           =======

PER SHARE INFORMATION
Net income per share
       Basic                                        $   0.14           $  0.11
                                                    ========           =======
       Diluted                                      $   0.14           $  0.11
                                                    ========           =======

Shares used in computing net income
       Basic                                           7,065             7,040
                                                    ========           =======
       Diluted                                         7,084             7,044
                                                    ========           =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Thirteen weeks ended June 24, 2001
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                                          Total
                                                                     Additional         Accum-           Stock-
                                   Common            Common           Paid-in           ulated           holders'
                                   Shares             Stock           Capital          Deficit           Equity
                                   ------             -----           -------          -------           ------
Balance, March 25, 2001          7,065,202           $    71          $40,746          $(5,786)          $35,031

Net income                              --                --               --              962               962
                                 ---------           -------          -------          -------           -------

 Balance, June 24, 2001          7,065,202           $    71          $40,746          $(4,824)          $35,993
                                 =========           =======          =======          =======           =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Thirteen weeks ended June 24, 2001 and June 25, 2000
                                 (In thousands)
                                   (Unaudited)

                                                                                          2001              2000
                                                                                          ----              ----
Cash flows from operating activities:
       Net income                                                                       $   962           $   745
       Adjustments to reconcile net income to
         net cash provided by operating activities:
             Depreciation and amortization                                                  420               432
             Amortization of intangible assets                                              222               237
             Provision for doubtful accounts                                                 30                21
             Gain on sale of restaurant                                                     (96)               --
             Deferred income taxes                                                          (17)               --
       Changes in operating assets and liabilities:
             Marketable securities and investment in limited partnership                 (1,354)              728
             Notes  and accounts receivables, net                                          (839)           (2,042)
             Inventories                                                                    (67)              (55)
             Prepaid expenses and other current assets                                      333               (24)
             Accounts payable and accrued expenses                                       (1,727)            3,648
             Deferred franchise and area development fees                                    12              (134)
             Other assets, net                                                               24                43
             Other non current liabilities                                                 (135)            1,714
                                                                                        -------           -------
               Net cash (used in) provided by operating activities                       (2,232)            5,313
                                                                                        -------           -------

Cash flows from investing activities:
       Purchase of property and equipment                                                  (321)             (672)
       Proceeds from sale of restaurants, net                                             1,875                --
       Payments received on notes receivable                                                 87                79
                                                                                        -------           -------
               Net cash provided by (used in) investing activities                        1,641              (593)
                                                                                        -------           -------

Cash flows from financing activities:
       Principal repayment of borrowings  and obligations under capital leases             (852)              (70)
                                                                                        -------           -------
       Net cash used in financing activities                                               (852)              (70)
                                                                                        -------           -------

Net (decrease) increase in cash and cash equivalents                                     (1,443)            4,650
Cash and cash equivalents, beginning of period                                            4,325             2,397
                                                                                        -------           -------
Cash and cash equivalents, end of period                                                $ 2,882           $ 7,047
                                                                                        =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for income taxes                                     $    15           $   209
                                                                                        =======           =======
       Cash paid during the period for interest                                         $    63           $    75
                                                                                        =======           =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 24, 2001
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's") for the thirteen week periods ended June 24, 2001 and June 25, 2000 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

         Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan's Annual Report on Form 10-K for the fiscal year ended March 25, 2001.

NOTE B - MIAMI SUBS ACQUISITION RESERVE

         In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 15 of those properties. We are continuing to market two of the remaining properties for sale and will terminate the lease for the last unit upon the lease expiration in May 2002. Since acquiring Miami Subs, we have accrued approximately $1,461,000 for lease reserves and termination costs, as part of the acquisition, for units having total future minimum lease obligations of $7,680,000 with remaining lease terms of one year up to approximately 17 years. We may incur future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating additional leases that were not part of our divestiture plan.

NOTE C - EARNINGS PER SHARE

         The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen week periods ended June 24, 2001 and June 25, 2000, respectively.

THIRTEEN WEEKS
--------------                                                                                    Net  Income
                                               Net Income            Number of Shares              Per Share
                                            ----------------        ------------------        --------------------
                                            2001        2000         2001         2000         2001          2000
                                            ----        ----         ----         ----         ----          ----
Basic EPS
   Basic calculation                        $962        $745        7,065        7,040        $  .14        $  .11
   Effect of dilutive employee stock
      options and warrants                    --          --           19            4            --            --
                                            ----        ----        -----        -----        ------        ------

Diluted EPS
   Diluted calculation                      $962        $745        7,084        7,044        $  .14        $  .11
                                            ====        ====        =====        =====        ======        ======

NOTE D - CONTINGENCIES

         Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the complaint, the plaintiffs, a minor and her mother, are seeking damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's former employees claiming that the Nathan's entities failed to properly supervise the former employee, failed to comply with applicable labor laws, failed to appropriately supervise minor employees and failed to institute systems to report incidents of sexual harassment, all of which enabled the former employee to sexually harass and molest the minor plaintiff, who was also an employee. The Nathan's entities intend to defend the action vigorously.

         Teamspirit Enterprises, Inc. and Ross Kyriacethys ("Plaintiffs") commenced an action in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida in March 2001 against the Estate of Konstantinos "Gus" Boulis and Miami Subs USA, Inc ("Miami Subs") claiming fraud, conspiracy to defraud, breach of contract and breach of the covenant of good faith and fair dealing in connection with Plaintiff's purchase of a Miami Subs franchise from Gus Boulis for $40,000. Plaintiffs claim that Miami Subs induced Plaintiffs to purchase the franchise by making warranties and representations that: (a) Boulis was a franchisee of Baskin-Robbins USA, Inc. ("Baskin-Robbins") and had the authority to grant and transfer that franchise to Plaintiffs; and (b) that the franchise location purchased by Plaintiffs was in full compliance with the requirements of the Americans With Disabilities Act. Plaintiffs also claim that Miami Subs failed to pay royalty revenues to Baskin-Robbins that were collected from Plaintiffs and were allegedly supposed to be remitted to Baskin-Robbins. Plaintiffs have not specified the amount of damages which they are seeking. Miami Subs intends to vigorously defend against these claims.

NOTE - E - MIAMI SUBS TAX AUDIT

         As of the date of acquisition, Miami Subs' tax returns reflected net operating loss carry-forwards of approximately $5.9 million which are available to reduce future taxable income through 2019 (subject to limitations imposed under the Internal Revenue Code regarding changes in ownership which limits utilization of $2.8 million of the carry-forwards on an annual basis to approximately $340,000). Miami Subs also has general business credit carry-forwards of approximately $274,000 which can be used to offset tax liabilities through 2010. Miami Subs' federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service. The reports of the examining agent issued in connection with these examinations indicate that additional taxes and penalties totaling approximately $2.4 million are due for such years. The Company appealed substantially all of the proposed adjustments. In January 2001, the Miami Subs tax audit was tentatively settled with the IRS Appeals Office. If approved on review, the settlement will result in (a) an aggregate tax liability for the taxable years 1991 through 1996 of $101,520 and (b) the Company retaining net operating loss carry-forwards of approximately $3,200,000 (subject to limitations imposed under the Internal Revenue Code). In addition to the tax, interest will be due; the total amount of tax and interest will be less than $300,000. Nathan's has accrued $345,000 for this matter in the accompanying consolidated balance sheet. Due to the uncertain outcome of the IRS examination and Section 382 limitation, Nathan's has recorded a valuation allowance for the deferred tax asset related to Miami Subs carry-forwards. Pursuant to SFAS No. 109 "Accounting for Income Taxes", any future reduction in the acquired Miami Subs valuation allowance will reduce goodwill.

NOTE F - SALES OF RESTAURANTS

         On May 1, 2001, pursuant to an order of condemnation, we sold a company-owned restaurant to the State of Florida for $1,475,000, net, and repaid the outstanding mortgage of approximately $793,000 plus accrued interest. Additionally, on June 22, 2001, we sold our restaurant in the Paramus Park Mall to a franchisee for $400,000 in cash and concurrently entered into a sub-lease for the property.

NOTE G - RECLASSIFICATIONS

         Certain reclassifications of prior period balances have been made to conform to the June 24, 2001 presentation.

NOTE H - RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142 Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful live (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Nathan's is required to adopt FAS 142 effective in our next fiscal year, commencing April 1, 2002. We are currently evaluating the effect that adoption of the provisions of FAS 142 will have on our results of operations and financial position.


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

         In addition to plans for expansion, Nathan's has continued to capitalize on the co-branding opportunities within its existing restaurant system. To date, the Arthur Treacher's brand has been introduced within 136 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants , the Nathan's brand has been added to the menu of 81 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand has been introduced into 73 Miami Subs and Nathan's restaurants. We have begun testing the Miami Subs brand in two company-owned Nathan's restaurants.

         In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 15 of those properties. We continue to market two of those properties for sale and will terminate the lease for the last unit upon the lease expiration in May 2002. We also terminated 10 additional leases for properties outside of the divestiture plan.

         At June 24, 2001, our combined systems consisted of 24 company-owned units, 384 franchised or licensed units and over 1,200 Nathan's Branded Product points of distribution that feature Nathan's world famous all-beef hot dogs, located in 42 states, the District of Columbia and 17 foreign countries. At June 24, 2001, our company-owned restaurant system included 16 Nathan's units, six Miami Subs units and two Kenny Rogers Roasters units, as compared to 18 Nathan's units, 10 Miami Subs units and two Kenny Rogers Roasters units at June 25, 2000.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 24, 2001 COMPARED TO JUNE 25, 2000

         The following results include the operations of Nathan's, Miami Subs Corp. and NF Roaster's Corp. throughout each of the thirteen week periods ended June 24, 2001 and June 25, 2000.

Revenues

         Total sales decreased by 10.8% or $1,044,000 to $8,588,000 for the thirteen weeks ended June 24, 2001 ("first quarter fiscal 2002") as compared to $9,632,000 for the thirteen weeks ended June 25, 2000 ("first quarter fiscal 2001"). Sales from the Branded Product Program increased by 35.3% to $1,238,000 for the first quarter fiscal 2002 as compared to sales of $915,000 in the first quarter fiscal 2001. Company-owned restaurant sales decreased 15.7% or $1,367,000 to $7,350,000 from $8,717,000 primarily due to the operation of seven fewer company-owned stores as compared to the prior fiscal year and lower sales at both our comparable restaurants and at two new restaurants that began operating during the first quarter fiscal 2001. These reductions were partially offset by sales from a restaurant that was closed for renovation during the first quarter fiscal 2001. The unit reduction is the result of our franchising one company-owned restaurant, transferring one company-owned restaurant to a franchisee pursuant to a management agreement, closing four unprofitable company-owned units (including three Miami Subs restaurants pursuant to our divestiture plan) and closing one unit due to its lease expiration. The financial impact associated with these seven restaurants lowered restaurant sales by $1,195,000 and improved restaurant operating profits by $97,000 versus the fiscal 2001 period. Comparable restaurant sales (consisting of 15 Nathan's and six Miami Subs restaurants) also declined by 2.3% versus the first quarter fiscal 2001.

         Franchise fees and royalties decreased by 4.4% or $100,000 to $2,189,000 in the first quarter fiscal 2002 compared to $2,289,000 in the first quarter fiscal 2001. Franchise royalties decreased by $248,000 or 12.2% to $1,789,000 in the first quarter fiscal 2002 as compared to $2,037,000 in the first quarter fiscal 2001. Domestic franchise restaurant sales decreased by 4.0% to $50,942,000 in the first quarter fiscal 2002 as compared to $53,041,000 in the first quarter fiscal 2001. The majority of this decline is due to the operation of fewer franchised restaurants during the first quarter fiscal 2002 as compared to the first quarter fiscal 2001. At June 24, 2001, 384 franchised or licensed restaurants were operating as compared to 412 franchised or licensed restaurants at June 25, 2000. Franchise fee income derived from new openings and our co-branding activities was $340,000 in the first quarter fiscal 2002 as compared to $160,000 in the first quarter fiscal 2001. This increase was primarily attributable to the difference between the number of franchised units open between the two periods and the initial fees earned from existing restaurants within our system that have co-branded. During the first quarter fiscal 2002, nine new franchised or licensed units opened.

         License royalties were $707,000 in the first quarter fiscal 2002 as compared to $641,000 in the first quarter fiscal 2001. The majority of this increase is attributable to increased sales by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

         Investment and other income increased by $55,000 to $392,000 in the first quarter fiscal 2002 versus $337,000 in the first quarter fiscal 2001. During the first quarter fiscal 2002, Nathan's recognized a net gain of $96,000 in connection with the sale of a company-owned restaurant. During the first quarter fiscal 2002, Nathans' investment income was approximately $144,000 higher than in the first quarter fiscal 2001 due primarily to differences in performance of the financial markets between the two periods and higher interest income. In the first quarter fiscal 2001, Nathan's recognized income of approximately $221,000 in connection with the first year's introduction of a consolidated food distribution agreement.

Costs and Expenses

         Cost of sales decreased by $609,000 from $6,209,000 in the first quarter fiscal 2001 to $5,600,000 in the first quarter fiscal 2002. During the first quarter fiscal 2002, restaurant cost of sales were lower than the first quarter fiscal 2001 by approximately $949,000. Lower cost of sales attributable to operating fewer company-owned restaurants of approximately $778,000, coupled with the lower cost of sales at the two Kenny Rogers Roasters restaurants opened last year more than offset higher costs at our comparable restaurants. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 60.8% in the first quarter fiscal 2002 as compared to 60.2% in the first quarter fiscal 2001 due primarily to higher food and labor costs. Higher costs of approximately $340,000 were incurred in connection with the growth of our Branded Product Program. In the beginning of the first quarter fiscal 2002, commodity prices of our primary meat products rose to their highest levels in recent years and remained at that level throughout the quarter. To date, we have raised our retail prices in select situations in an attempt to partially offset these increases, however, should costs remain at these levels for an extended period, we may have to further examine our pricing structure to reduce the impact on our margins.

         Restaurant operating expenses decreased by $504,000 from $2,457,000 in the first quarter fiscal 2001 to $1,953,000 in the first quarter fiscal 2002. Restaurant operating costs were lower in the first quarter fiscal 2002 by approximately $460,000, as compared to the first quarter fiscal 2001 as a result of operating fewer restaurants. Restaurant operating expenses of the two restaurants opened last year, which included higher costs attributable to their openings, were $71,000 lower during the first quarter of fiscal 2002. These reductions in restaurant operating expenses were partially offset by higher energy and insurance costs during the first quarter fiscal 2002.

         Depreciation and amortization decreased by $12,000 from $432,000 in the first quarter fiscal 2001 to $420,000 in the first quarter fiscal 2002. Lower depreciation expense of operating fewer company-owned restaurants versus the first quarter fiscal 2001 was partially offset by additional depreciation expense attributable to last year's capital spending.

         Amortization of intangibles decreased by $15,000 from $237,000 in the first quarter fiscal 2001 to $222,000 in the first quarter fiscal 2002. Amortization of intangibles decreased as a result of the final purchase price allocation of the Miami Subs acquisition.

         General and administrative expenses decreased by $122,000 to $2,119,000 in the first quarter fiscal 2002 as compared to $2,241,000 in the first quarter fiscal 2001. The decrease in general and administrative expenses was due primarily to lower personnel and incentive compensation expense of approximately $146,000.

         Interest expense was $59,000 during the first quarter fiscal 2002 as compared to $72,000 during the first quarter fiscal 2001. The reduction in interest expense relates primarily to the repayment of outstanding debt between the two periods.

         Other income of $210,000 in the first quarter fiscal 2002 represents the reversal of a previously recorded litigation provision for an award that was settled, upon appeal, in our favor.

Income Tax Expense

         In the first quarter fiscal 2002, the income tax provision was $751,000 or 43.8% of income before income taxes as compared to $506,000 or 40.4% of income before income taxes in the first quarter fiscal 2001. In January 2001, we reached a tentative agreement to settle the Miami Subs' Internal Revenue Service audit. Based upon this agreement, we determined that certain amortization expense, originally expected to be tax deductible, would be disallowed. Accordingly, our fiscal 2002 income tax expense rate is higher than the first quarter fiscal 2001 to reflect the non-deductibility of such amortization expense. The impact of this non-deductible amortization on the prior fiscal year was recorded during the third quarter fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at June 24, 2001 aggregated $2,882,000, decreasing by $1,443,000 during the first quarter fiscal 2002. At June 24, 2001, marketable securities and investment in limited partnership increased by $1,354,000 to $6,002,000 and net working capital increased to $6,642,000 from $5,210,000 at March 25, 2001. Cash and cash equivalents at June 24, 2001 included $792,000 held on behalf of the Miami Subs Advertising Funds. A corresponding accrual has been recorded within accrued expenses and other current liabilities.

         Cash used in operations of $2,232,000 in the first quarter fiscal 2002 is primarily attributable to net income of $962,000, non-cash charges of $672,000, including depreciation and amortization of $642,000 and provision for doubtful accounts of $30,000 in addition to a decrease in prepaid and other current assets of $333,000, which were more than offset by decreases in accounts payable and accrued expenses of $1,727,000, an increase in marketable securities and investment in limited partnership of $1,354,000, increases in notes and accounts receivable of $839,000, a decrease in other non current liabilities of $135,000 and an increase in inventories of $67,000.

         Cash provided by investing activities of $1,641,000 is comprised primarily of proceeds from the sale of two company-owned restaurants totaling $1,875,000. On May 1, 2001, pursuant to an order of condemnation, we sold a company-owned restaurant to the State of Florida for $1,475,000, net, and repaid the outstanding mortgage of approximately $793,000 plus accrued interest. Additionally, on June 22, 2001, we sold our restaurant in the Paramus Park Mall to a franchisee for $400,000 in cash and concurrently entered into a sub-lease for the property. Additionally, $321,000 was expended relating to capital improvements of the company-owned restaurants and other fixed asset additions and was partially offset by cash received on notes receivable of $87,000.

         Cash used in financing activities of $852,000 represents repayments of notes payable and obligations under capital leases. The majority of the repayments arose from the repayment of an outstanding mortgage of approximately $793,000 plus accrued interest in connection with the condemnation of a company-owned restaurant by the State of Florida.

         In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 15 of those properties. We are continuing to market two of the remaining properties for sale and will terminate the lease for the last unit upon the lease expiration in May 2002. As of June 24, 2001, we have accrued approximately $1,461,000 for lease reserves and termination costs, as part of the acquisition, for units with total future minimum lease obligations of $7,680,000 with remaining lease terms of one year up to approximately 17 years. We may incur future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating additional leases that were not part of our divestiture plan.

         We expect that we will make additional investments in certain existing restaurants in the future and that we will fund those investments from our operating cash flow. We do not currently expect to incur significant capital expenditures to develop new company-owned restaurants.

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

                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings

        Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the complaint, the plaintiffs, a minor and her mother, are seeking damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's former employees claiming that the Nathan's entities failed to properly supervise the former employee, failed to comply with applicable labor laws, failed to appropriately supervise minor employees and failed to institute systems to report incidents of sexual harassment, all of which enabled the former employee to sexually harass and molest the minor plaintiff, who was also an employee. The Nathan's entities intend to defend the action vigorously.

        Teamspirit Enterprise, Inc. and Ross Kyriacethys ("Plaintiffs") commenced an action in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida in March 2001 against the Estate of Konstantinos "Gus" Boulis and Miami Subs USA, Inc ("Miami Subs") claiming fraud, conspiracy to defraud,breach of contract and breach of the covenant of good faith and fair dealing in connection with Plaintiff's purchase of a Miami Subs franchise from Gus Boulis for $40,000. Plaintiffs claim that Miami Subs induced Plaintiffs to purchase the franchise by making warranties and representations that: (a) Boulis was a franchisee of Baskin-Robbins USA, Inc. ("Baskins-Robbins") and had the authority to grant and transfer that franchise to Plaintiffs; and (b) that the franchise location purchased by Plaintiffs was in full compliance with the requirements of the Americans With Disabilities Act. Plaintiffs also claim that Miami Subs failed to pay royalty revenues to Baskin-Robbins that were collected from Plaintiffs and were allegedly supposed to be remitted to Baskin-Robbins, Plaintiffs have not specified the amount of damages which they are seeking. Miami Subs intends to vigorously defend against these claims.



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                           None.

         (b) No reports on Form 8-K were filed during the quarter ended June 24, 2001.


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

         The cost of commodities are subject to market fluctuation. Nathan's has not attempted to hedge against fluctuations in the prices of the commodities it purchases using future, forward, option or other instruments. As a result, Nathan's future commodities purchases are subject to changes in the prices of such commodities.

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

                            NATHAN'S FAMOUS, INC.



Date: August 7, 2001            By: /s/Wayne Norbitz
                                    --------------------------------------------
                                    Wayne Norbitz
                                    President and Chief Operating Officer
                                    (Principal Executive Officer)


Date: August 7, 2001            By: /s/Ronald G. DeVos
                                    --------------------------------------------
                                    Ronald G. DeVos
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)