Form 10-Q
period 2001-09-23
NATHANS FAMOUS INC
filed 2001-11-06
CIK 69733

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended September 23, 2001.

[ ]  Transition  report  pursuant to Section  13 or 15(d) of  the Securities Act
     of 1934 for the transition period from           to           .
                                            ---------    ---------

                          Commission File Number 0-3189

                              NATHAN'S FAMOUS, INC.
                              --------------------
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

                                 (516) 338-8500
                                  -------------
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

At September 23, 2001, an aggregate of 7,065,202 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets - September 23, 2001 and
          March 25, 2001                                                       3

          Consolidated Statements of Earnings - Thirteen Weeks
          Ended September 23, 2001 and September 24, 2000                      4

          Consolidated Statements of Earnings - Twenty-six Weeks
          Ended September 23, 2001 and September 24, 2000                      5

          Consolidated Statements of Stockholders' Equity -
          Twenty-six Weeks Ended September 23, 2001                            6

          Consolidated Statements of Cash Flows -Twenty-six Weeks
          Ended September 23, 2001 and September 24, 2000                      7

          Notes to Consolidated Financial Statements                           8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 11


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                         17

Item 4    Submission of Matter to a Vote of Security Holders                  17

Item 6.   Exhibits and Reports on Form 8-K                                    18

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk          18


SIGNATURES                                                                    19

                 PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
-----------------------------------------

             NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)

                                                                         Sept.           March
                                                                       23, 2001         25, 2001
                                                                       --------         --------
                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents including unexpended
     marketing fund  contributions of $301 and $2,104 and
     restricted cash of $83 and $83, respectively                       $  4,494         $  4,325
   Marketable securities and investment in limited partnership             6,342            4,648
   Notes  and accounts receivables, net                                    3,523            4,178
   Inventories                                                               676              523
   Assets held for sale                                                        -            1,510
   Prepaid expenses and other current assets                                 316              974
   Deferred income taxes                                                   1,741            1,714
                                                                        --------         --------
          Total current assets                                            17,092           17,872

Notes receivable, net                                                      1,719            1,729
Property and equipment, net                                               10,868           11,279
Assets held for sale                                                         450              450
Intangible assets, net                                                    17,567           18,011
Deferred income taxes                                                      2,081            2,081
Other assets, net                                                            372              404
                                                                        --------         --------
                                                                        $ 50,149         $ 51,826
                                                                        ========         ========
Current liabilities:
   Current maturities of notes payable and capital lease obligations    $    183         $  1,343
   Accounts payable                                                        2,003            1,978
   Accrued expenses and other current liabilities                          6,855            8,731
   Deferred franchise fees                                                   612              610
                                                                        --------         --------
          Total current liabilities                                        9,653           12,662

   Notes payable and capital lease obligations, less current maturities    1,693            1,789
   Other liabilities                                                       2,156            2,344
                                                                        --------         --------
          Total liabilities                                               13,502           16,795
                                                                        --------         --------
Stockholders' equity:
   Common stock, $.01 par value - 30,000,000 shares authorized,
     7,065,202 issued and  outstanding , respectively                         71               71
   Additional paid-in capital                                             40,746           40,746
   Accumulated deficit                                                    (4,170)          (5,786)
                                                                        --------         --------
          Total stockholders' equity                                      36,647           35,031
                                                                        --------         --------
                                                                        $ 50,149         $ 51,826
                                                                        ========         ========
          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         Thirteen weeks ended September 23, 2001 and September 24, 2000
                    In thousands, except per share amounts)
                                   (Unaudited)

                                                 2001                 2000
                                               -------              -------
Sales                                          $ 9,085              $ 9,493
Franchise fees and royalties                     2,052                2,119
License royalties                                  605                  658
Investment and other income                         43                  396
                                               -------              -------
          Total revenues                        11,785               12,666
                                               -------              -------

Costs and expenses:
   Cost of sales                                 5,885                6,035
   Restaurant operating expenses                 2,018                2,216
   Depreciation and amortization                   394                  434
   Amortization of intangible assets               220                  238
   General and administrative expenses           2,051                2,138
   Interest expense                                 48                   74
                                               -------              -------
          Total costs and expenses              10,616               11,135
                                               -------              -------
Income before income taxes                       1,169                1,531
Provision for income taxes                         515                  598
                                               -------              -------
Net income                                     $   654              $   933
                                               =======              =======
PER SHARE INFORMATION
Net income per share
   Basic                                       $  0.09              $  0.13
                                               =======              =======
   Diluted                                     $  0.09              $  0.13
                                               =======              =======
Shares used in computing net income
   Basic                                         7,065                7,065
                                               =======              =======
   Diluted                                       7,080                7,155
                                               =======              =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
        Twenty-six weeks ended September 23, 2001 and September 24, 2000
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                 2001                 2000
                                               -------              -------
Sales                                         $ 17,673             $ 19,125
Franchise fees and royalties                     4,241                4,408
License royalties                                1,312                1,299
Investment and other income                        435                  733
                                               -------              -------
          Total revenues                        23,661               25,565
                                               -------              -------
Costs and expenses:
   Cost of sales                                11,485               12,244
   Restaurant operating expenses                 3,971                4,673
   Depreciation and amortization                   814                  866
   Amortization of intangible assets               442                  475
   General and administrative expenses           4,170                4,379
   Interest expense                                107                  146
   Other (income)                                 (210)                   -
                                               -------              -------
          Total costs and expenses              20,779               22,783
                                               -------              -------
Income before income taxes                       2,882                2,782
Provision for income taxes                       1,266                1,104
                                               -------              -------
Net income                                     $ 1,616              $ 1,678
                                               =======              =======
PER SHARE INFORMATION
Net income per share
   Basic                                       $  0.23              $  0.24
                                               =======              =======
   Diluted                                     $  0.23              $  0.24
                                               =======              =======
Shares used in computing net income
   Basic                                         7,065                7,053
                                               =======              =======
   Diluted                                       7,082                7,099
                                               =======              =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Twenty-six weeks ended September 23, 2001
                      (In thousands, except share amounts)
                                   (Unaudited)




                                                                         Total
                                                Additional   Accum-      Stock-
                         Common      Common      Paid-in     ulated      holders'
                         Shares       Stock      Capital     Deficit     Equity
                         ------      ------     ----------   -------     -------
Balance, March 25, 2001  7,065,202   $     71    $ 40,746    $( 5,786)   $ 35,031



Net income                    -           -          -          1,616       1,616
                         ---------   --------    --------    --------    --------

Balance, Sept. 23, 2001  7,065,202   $     71    $ 40,746    $( 4,170)   $ 36,647
                         =========   ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Twenty-six weeks ended September 23, 2001 and September 24, 2000
                                 (In thousands)
                                   (Unaudited)

                                                          2001       2000
                                                        -------     -------
Cash flows from operating activities:
   Net income                                           $ 1,616     $ 1,678
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                         814         866
      Amortization of intangible assets                     442         475
      Provision for doubtful accounts                        83          27
      Stock compensation expense                             -           78
      Gain on sale of restaurant                            (93)         -
      Deferred income taxes                                 (27)         -
   Changes in operating assets and liabilities:
      Marketable securities and investment in
       limited partnership                               (1,694)     (2,138)
      Notes  and accounts receivables, net               (   47)     (1,045)
      Inventories                                        (  153)        (54)
      Prepaid expenses and other current assets             658          62
      Accounts payable and accrued expenses              (1,851)      1,516
      Deferred franchise and area development fees            2       ( 167)
      Other assets, net                                      32          47
      Other non current liabilities                      (  188)      1,451
                                                         ------      ------
        Net cash (used in) provided by operating
         activities                                      (  406)      2,796
                                                         ------      ------
Cash flows from investing activities:
   Purchase of property and equipment                    (  673)      ( 778)
   Proceeds from sale of restaurants, net                 1,875          45
   Payments received on notes receivable                    629         378
                                                         ------      ------
        Net cash provided by (used in) investing
         activities                                       1,831        (355)
                                                         ------      ------
Cash flows from financing activities:
   Principal repayment of borrowings  and obligations
    under capital leases                                 (1,256)       (138)
                                                         ------      ------
   Net cash used in financing activities                 (1,256)       (138)
                                                         ------      ------
Net increase in cash and cash equivalents                   169       2,303
Cash and cash equivalents, beginning of period            4,325       2,397
                                                         ------      ------
Cash and cash equivalents, end of period                 $4,494      $4,700
                                                         ======      ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes          $   77      $1,041
                                                         ======      ======
   Cash paid during the period for interest              $  114      $  149
                                                         ======      ======
NONCASH FINANCING ACTIVITIES:
   Loan to franchisee in connection with restaurant
    sale                                                 $   -       $  130
                                                         ======      ======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 23, 2001
                              (unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's") for the thirteen and twenty-six week periods ended September 23, 2001 and September 24, 2000 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

NOTE B - MIAMI SUBS ACQUISITION RESERVE

     In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 15 of those properties. We are continuing to market two of the remaining properties for sale and will terminate the lease for the last unit upon the lease expiration in May 2002. Since acquiring Miami Subs, we have accrued approximately $1,461,000 and made payments of approximately $1,216,000 for lease obligations and termination costs, as part of the acquisition, for units having total future minimum lease obligations of $7,680,000 with remaining lease terms of one year up to approximately 17 years. We may incur future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating additional leases that were not part of our divestiture plan.

NOTE C - EARNINGS PER SHARE

     The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and twenty-six week periods ended September 23, 2001 and September 24, 2000, respectively.

Thirteen weeks                                                              Net  Income
--------------                          Net  Income     Number of Shares     Per Share
                                        -----------     ----------------     ---------
                                      2001      2000      2001    2000      2001     2000
Basic EPS                             ----      ----      ----    ----      ----     ----
---------
   Basic calculation                  $654      $933      7,065   7,065    $ .09     $ .13
   Effect of dilutive employee stock
      options and warrats               -         -          15      90       -         -
                                      ----      ----      -----   -----    -----     -----
Diluted EPS
-----------
   Diluted calculation                $654      $933      7,080   7,155    $ .09     $ .13
                                      ====      ====      =====   =====    =====     =====



Twenty-six weeks                                                             Net  Income
--------------                          Net  Income     Number of Shares     Per Share
                                        -----------     ----------------     ---------
                                      2001      2000      2001    2000      2001     2000
Basic EPS                             ----      ----      ----    ----      ----     ----
---------

   Basic calculation                  $1,616    $1,678    7,065    7,053    $ .23     $ .24
   Effect of dilutive employee stock
      options and warrants               -          -        17       46      -        -
                                      ------    ------    -----    -----    -----     -----
Diluted EPS
-----------
   Diluted calculation                $1,616    $1,678    7,082    7,099    $ .23     $ .24
                                      ======    ======    =====    =====    =====     =====

Options and warrants to purchase 1,390,400 shares of Common Stock in each of the twenty-six week and thirteen week periods ended September 23, 2001, and options and warrants to purchase 1,071,100 and 1,033,600 shares of Common Stock in the twenty-six weeks and thirteen weeks ended September 24, 2000, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares for the periods. These options and warrants were still outstanding at the end of the related periods.

NOTE D - CONTINGENCIES

     Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the amended complaint, the plaintiffs, a minor and her mother, are seeking damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's Famous' former employees claiming that the Nathan's entities failed to properly supervise minor employees, failed to monitor its supervisory personnel, and was negligent in hiring, retaining and promoting the individual defendant, who allegedly molested, harassed and raped the minor plaintiff, who was also an employee. The Nathan's entities intend to defend the action vigorously.

     Teamspirit Enterprises, Inc. and Ross Kyriacethys ("Plaintiffs") commenced an action, as amended, in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida in March 2001 against the Estate of Konstantinos "Gus" Boulis and Miami Subs USA, Inc ("Miami Subs") claiming fraud, conspiracy to defraud, breach of contract and breach of the covenant of good faith and fair dealing in connection with Plaintiff's purchase of a Miami Subs franchise from Gus Boulis for $400,000. Plaintiffs claim that Miami Subs induced Plaintiffs to purchase the franchise by making warranties and representations that: (a) Boulis was a franchisee of Baskin-Robbins USA, Inc. ("Baskin-Robbins") and had the authority to grant and transfer that franchise to Plaintiffs; and (b) that the franchise location purchased by Plaintiffs was in full compliance with the requirements of the Americans With Disabilities Act. Plaintiffs also claim that Miami Subs failed to pay royalty revenues to Baskin-Robbins that were collected from Plaintiffs and were allegedly supposed to be remitted to Baskin-Robbins. Plaintiffs have not specified the amount of damages which they are seeking. Miami Subs intends to vigorously defend against these claims.

     The Company was named as one of three defendants in an action commenced in June 1997, in the Supreme Court of New York, Queens County. According to the complaint, the plaintiff, a dentist, sought injunctive relief and damages in an amount exceeding $5 million against the landlord, one of the Company's franchisees and the Company claiming that the operation of a restaurant in a building in Long Island City created noxious and offensive fumes and odors that allegedly were injurious to the health of the plaintiff and his employees and patients, and interfered with, and irreparably damaged his practice. Plaintiff also claimed that the landlord fraudulently induced him to enter a lease extension by representing that the first floor of the building would be occupied by a non-food establishment. As a result of a motion for summary judgement by the Company and Nathan's Famous Systems, Inc. ("Systems") which as the actual franchisor was added to the action as a defendant, the Company was dismissed from the action. The action was settled in October 2001 by the payment of $7,000 to the plaintiff and in exchange, Systems has received a full release.

     Elizabeth B. Jackson and Joseph Jackson commenced an action, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee ("the franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee for unspecified damages.

Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold them harmless against claims asserted and procured an insurance policy which named Miami Subs as an additional insured. Miami Subs has denied any liability to Plaintiffs and has made demand upon the franchisee's insurer to indemnify and defend against the claims asserted. The insurer is presently assessing Miami Subs' demand and has not yet acknowledged its obligation to indemnify and provide a defense for Miami Subs.

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

NOTE F - SALES OF RESTAURANTS

     On May 1, 2001, pursuant to an order of condemnation, we sold a company-owned restaurant to the State of Florida for $1,475,000, net, and repaid the outstanding mortgage of approximately $793,000 plus accrued interest. We have appealed the value of this property and expect to have our claim mediated in November 2001. From May 1, 2001 through October 21, 2001, this restaurant was operated pursuant to a short term lease with the State of Florida. Additionally, on June 22, 2001, we sold our restaurant in the Paramus Park Mall to a franchisee for $400,000 in cash and concurrently entered into a sub-lease for the property.

NOTE G - RECLASSIFICATIONS

     Certain reclassifications of prior period balances have been made to conform to the September 23, 2001 presentation.

 NOTE H - RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142 Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Nathan's is required to adopt FAS 142 effective in our next fiscal year, commencing April 1, 2002. We are currently evaluating the effect that adoption of the provisions of FAS 142 will have on our results of operations and financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently evaluating the effect of adoption on our financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement supersedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of FAS 144 of which the Company expects will be not material.

     In September 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001", which provides guidance on how the costs related to the terrorist attacks should be classified, how to determine whether an asset impairment should be recognized and how liabilities for losses and other costs should be recognized. The impact of adopting EITF Issue No. 01-10 and the events of September 11, 2001 did not have a material effect on the Company's consolidated financial statements.


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

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

     In addition to plans for expansion, Nathan's has continued to capitalize on the co-branding opportunities within its existing restaurant system. To date, the Arthur Treacher's brand has been introduced within 133 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants , the Nathan's brand has been added to the menu of 84 Miami Subs and Kenny Rogers restaurants, while the Kenny
Rogers Roasters brand has been introduced into 77 Miami Subs and Nathan's restaurants. We have begun testing the Miami Subs brand in two company-owned Nathan's restaurants.

   In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 15 of those properties. We continue to market two of those properties for sale and will terminate the lease for the last unit upon the lease expiration in May 2002. We also terminated 10 additional leases for properties outside of the divestiture plan. .

     At September 23, 2001, our combined systems consisted of 24 company-owned units, 379 franchised or licensed units and over 1,400 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 41 states, the District of Columbia and 17 foreign countries. At September 23, 2001, our company-owned restaurant system included 16 Nathan's units, six Miami Subs units and two Kenny Rogers Roasters units, as compared to 18 Nathan's units, 8 Miami Subs units and two Kenny Rogers Roasters units at September 24, 2000. On October 21, 2001, the company-owned unit that operated under a short-term lease with the State of Florida since May 1, 2001, was permanently closed.

Results of Operations

Thirteen weeks ended September 23, 2001 compared to September 24, 2000

Revenues
--------

     Total sales decreased by 4.3% or $408,000 to $9,085,000 for the thirteen weeks ended September 23, 2001 ("second quarter fiscal 2002") as compared to $9,493,000 for the thirteen weeks ended September 24, 2000 ("second quarter fiscal 2001"). Sales from the Branded Product Program increased by 17.1% to $1,253,000 for the second quarter fiscal 2002 as compared to sales of $1,070,000 in the second quarter fiscal 2001. Company-owned restaurant sales decreased 7.0% or $591,000 to $7,832,000 from $8,423,000 primarily due to operating fewer company-owned stores as compared to the second quarter fiscal 2001 and lower sales at two new restaurants that began operating during the prior fiscal year. The financial impact associated with the closed restaurants lowered restaurant sales by $769,000 and improved restaurant operating profits by $77,000 versus the fiscal 2001 period. Comparable restaurant sales (consisting of 15 Nathan's and six Miami Subs restaurants) increased by 5.2% versus the second quarter fiscal 2001 primarily due to increased sales at the Coney Island restaurant during the summer season.

     Franchise fees and royalties decreased by 3.2% or $67,000 to $2,052,000 in the second quarter fiscal 2002 compared to $2,119,000 in the second quarter fiscal 2001. Franchise royalties decreased by $131,000 or 6.6% to $1,867,000 in the second quarter fiscal 2002 as compared to $1,998,000 in the second quarter fiscal 2001. Domestic franchise restaurant sales decreased by 17.4% to $45,723,000 in the second quarter fiscal 2002 as compared to $55,367,000 in the second quarter fiscal 2001. The majority of this decline is due to fewer franchised restaurants operating during the second quarter fiscal 2002 as compared to the second quarter fiscal 2001. At September 23, 2001, 379 franchised or licensed restaurants were operating as compared to 396 franchised or licensed restaurants at September 24, 2000. Franchise fee income derived from new openings and co-branding was $185,0000 in the second quarter fiscal 2002 as compared to $121,000 in the second quarter fiscal 2001. This increase was primarily attributable to the difference between the number of franchised units open between the two periods and the initial co-branding fees earned from existing restaurants within our system. During the second quarter fiscal 2002, 6 new franchised or licensed units opened and 8 units have been co-branded.

     License royalties were $605,000 in the second quarter fiscal 2002 as compared to $658,000 in the second quarter fiscal 2001. This decline is attributable to reduced royalties from secondary license agreements for Nathan's products which were partially offset by higher royalties earned from increased sales by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

   Investment and other income was $43,000 in the second quarter fiscal 2002 versus $396,000 in the second quarter fiscal 2001. During the second quarter fiscal 2002, Nathans' investment income was approximately $172,000 lower than in the second quarter fiscal 2001 due primarily to differences in performance of the financial markets between the two periods which was partly offset by higher interest income. In the second quarter fiscal 2001, Nathan's recognized income of approximately $146,000 in connection with the introduction of a consolidated food distribution agreement.

Costs and Expenses
------------------

     Cost of sales decreased by $150,000 from $6,035,000 in the second quarter fiscal 2001 to $5,885,000 in the second quarter fiscal 2002. During the second quarter fiscal 2002, restaurant cost of sales were lower than the second quarter fiscal 2001 by approximately $421,000. Restaurant cost of sales were reduced by approximately $525,000 as a result of operating fewer company- owned restaurants. Additionally, lower restaurant cost of sales at the two Kenny Rogers Roasters restaurants opened last year more than offset higher costs at our comparable restaurants which was due in part to the sales increase. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 60.3% in the second quarter fiscal 2002 as compared to 60.0% in the second quarter fiscal 2001. Higher costs of approximately $271,000 were incurred in connection with the Branded Product Program. During most of the second quarter fiscal 2002, commodity prices of our primary meat products were at their highest levels in recent years causing the majority of the increase. We have raised our retail prices in select situations in an attempt to partially offset these increases. In recent weeks we have seen these costs lowered to their historical levels. Should costs escalate again for an extended period, we may determine to further examine our pricing structure to attempt to reduce the impact on our margins.

     Restaurant operating expenses decreased by $198,000 from $2,216,000 in the second quarter fiscal 2001 to $2,018,000 in the second quarter fiscal 2002. Restaurant operating costs were reduced by approximately $320,000 as a result of operating fewer restaurants. Restaurant operating expenses of the two restaurants opened last year, which included higher costs attributable to their openings, were $21,000 lower during the second quarter of fiscal 2002. These reductions in restaurant operating expenses were partially offset by an increase of approximately $122,000 at the comparable restaurants primarily due to higher energy and insurance costs.

     Depreciation and amortization decreased by $40,000 from $434,000 in the second quarter fiscal 2001 to $394,000 in the second quarter fiscal 2002. Lower depreciation expense of operating fewer company-owned restaurants versus the second quarter fiscal 2001 was partially offset by additional depreciation expense attributable to last year's capital spending.

     Amortization of intangibles decreased by $18,000 from $238,000 in the second quarter fiscal 2001 to $220,000 in the second quarter fiscal 2002. Amortization of intangibles decreased as a result of the final purchase price allocation of the Miami Subs acquisition.

     General and administrative expenses decreased by $87,000 to $2,051,000 in the second quarter fiscal 2002 as compared to $2,138,000 in the second quarter fiscal 2001. The decrease in general and administrative expenses was due primarily to lower personnel and incentive compensation expense of approximately $78,000.

     Interest expense was $48,000 during the second quarter fiscal 2002 as compared to $74,000 during the second quarter fiscal 2001. The reduction in interest expense relates primarily to the repayment of outstanding debt between the two periods.

Income Tax Expense
------------------

     In the second quarter fiscal 2002, the income tax provision was $515,000 or 44.1% of income before income taxes as compared to $598,000 or 39.1% of income before income taxes in the second quarter fiscal 2001. In January 2001, we reached a tentative agreement to settle the Miami Subs' Internal Revenue Service audit. Based upon this agreement, we determined that certain amortization expense, originally expected to be tax deductible, would be disallowed. Accordingly, our fiscal 2002 income tax expense rate is higher than that of the second quarter fiscal 2001 to reflect the non-deductibility of such amortization expense. The impact of this non-deductible amortization on the prior fiscal year was recorded during the third quarter fiscal 2001.


Twenty-six weeks ended September 23, 2001 compared to September 24, 2000

Revenues
--------

     Total sales decreased by 7.6% or $1,452,000 to $17,673,000 for the twenty-six weeks ended September 23, 2001 ("fiscal 2002 period") as compared to $19,125,000 for the twenty-six weeks ended September 24, 2000 ("fiscal 2001 period"). Sales from the Branded Product Program increased by 25.5% or $506,000 to $2,491,000 for the fiscal 2002 period as compared to sales of $1,985,000 in the fiscal 2001 period. Company-owned restaurant sales decreased 11.4% or $1,958,000 to $15,182,000 from $17,140,000 primarily due to operating eight fewer company-owned stores as compared to the prior fiscal period and lower sales at the two new restaurants that began operating during the fiscal 2001 period. These reductions were partially offset by sales from a restaurant that was closed for renovation during the fiscal 2001 period and increased sales at the Coney Island restaurant during the summer season. The unit reduction is the result of our franchising two company-owned restaurants, transferring one company-owned restaurant to a franchisee pursuant to a management agreement, closing four unprofitable company-owned units (including three Miami Subs restaurants pursuant to our divesture plan) and closing one unit due to its lease expiration. The financial impact associated with these eight restaurants lowered restaurant sales by $1,821,000 and improved restaurant operating profits by $180,000 versus the fiscal 2001 period. Comparable restaurant sales (consisting of 15 Nathan's and six Miami Subs restaurants) increased by 1.4% versus the fiscal 2001 period.

     Franchise fees and royalties decreased by 3.8% or $167,000 to $4,241,000 in the fiscal 2002 period compared to $4,408,000 in the fiscal 2001 period. Franchise royalties decreased by $384,000 or 9.4% to $3,714,000 in the fiscal 2002 period as compared to $4,098,000 in the fiscal 2001 period. Domestic franchise restaurant sales decreased by 10.8% to $96,665,000 in the fiscal 2002 period as compared to $108,408,000 in the fiscal 2001 period. The majority of this decline is due to fewer franchised restaurants operating during the fiscal

2002 period as compared to the fiscal 2001 period. At September 23, 2001, 379 franchised or licensed restaurants were operating as compared to 396 franchised or licensed restaurants at September 24, 2000. Franchise fee income derived from new openings and co-branding was $527,000 in the fiscal 2002 period as compared to $310,000 in the fiscal 2001 period. This increase was primarily attributable to the fees earned from the co-branding initiative within the existing restaurant system. During the fiscal 2002 period, 13 new franchised or licensed units opened and 37 units have been co-branded.

     License royalties were $1,312,000 in the fiscal 2002 period as compared to $1,299,000 in the fiscal 2001 period. This increase is attributable to increased sales by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores which was partially offset by reduced royalties from other license agreements for Nathan's products.

     Investment and other income was $435,000 in the fiscal 2002 period versus $733,000 in the fiscal 2001 period. During the fiscal 2002 period, Nathan's recognized a net gain of $93,000 in connection with the sale of a company-owned restaurant to a franchisee. During the fiscal 2002 period, Nathans' investment income was approximately $28,000 lower than in the fiscal 2001 period due primarily to differences in performance of the financial markets between the two periods. In the fiscal 2001 period, Nathan's recognized income of approximately $367,000 in connection with the introduction of a consolidated food distribution agreement.

Costs and Expenses
------------------

     Cost of sales decreased by $759,000 from $12,244,000 in the fiscal 2001 period to $11,485,000 in the fiscal 2002 period. During the fiscal 2002 period, restaurant cost of sales were lower than the fiscal 2001 period by approximately $1,370,000. Restaurant cost of sales were reduced by approximately $1,226,000 as a result of operating fewer company-owned restaurants. Additionally, lower cost of sales at the two Kenny Rogers Roasters restaurants opened last year more than offset higher costs at our comparable restaurants. Notwithstanding the lower costs and expenses of the two Kenny Rogers Roasters restaurants, these restaurants continue to underperform. We are seeking to increase sales at the two Kenny Rogers Roasters and other restaurants while attempting to further reduce our costs of sales and may examine our other alternatives with respect to the two Kenny Rogers Roasters restaurants. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 60.6% in the fiscal 2002 period as compared to 60.1% in the fiscal 2001 period due primarily to higher food and labor costs. Higher costs of approximately $611,000 were incurred in connection with the growth of our Branded Product Program and higher product costs incurred for the majority of the fiscal 2002 period. During most of the fiscal 2002 period, commodity prices of our primary meat products were at their highest levels in recent years causing the majority of the increase. We have raised our retail prices in select situations in an attempt to partially offset these increases. In recent weeks we have seen these costs lowered to their historical levels. Should costs escalate again for an extended period, we may determine to further examine our pricing structure to attempt to reduce the impact on our margins.

     Restaurant operating expenses decreased by $702,000 from $4,673,000 in the fiscal 2001 period to $3,971,000 in the fiscal 2002 period. Restaurant operating costs were lower in the fiscal 2002 period by approximately $775,000, as compared to the fiscal 2001 period as a result of operating fewer restaurants. Restaurant operating expenses of the two restaurants opened last year, which included higher costs attributable to their openings, were $92,000 lower during the fiscal 2002 period. These reductions in restaurant operating expenses were partially offset by an increase of approximately $138,000 at the comparable restaurants which were primarily driven by higher energy and insurance costs.

     Depreciation and amortization decreased by $52,000 from $866,000 in the fiscal 2001 period to $814,000 in the fiscal 2002 period. Lower depreciation expense of operating fewer company-owned restaurants versus the fiscal 2001 period was partially offset by additional depreciation expense attributable to last year's capital spending.

     Amortization of intangibles decreased by $33,000 from $475,000 in the fiscal 2001 period to $442,000 in the fiscal 2002 period. Amortization of intangibles decreased as a result of the final purchase price allocation of the Miami Subs acquisition.

     General and administrative expenses decreased by $209,000 to $4,170,000 in the fiscal 2002 period as compared to $4,379,000 in the fiscal 2001 period. The decrease in general and administrative expenses was due primarily to lower personnel and incentive compensation expense of approximately $224,000.

     Interest expense was $107,000 during the fiscal 2002 period as compared to $146,000 during the fiscal 2001 period. The reduction in interest expense relates primarily to the repayment of outstanding debt between the two periods.

   Other income of $210,000 in the fiscal 2002 period represents the reversal of a previously recorded litigation provision for an award that was settled, upon appeal, in our favor.

Income Tax Expense
------------------

     In the fiscal 2002 period, the income tax provision was $1,266,000 or 43.9% of income before income taxes as compared to $1,104,000 or 39.7% of income before income taxes in the fiscal 2001 period. In January 2001, we reached a tentative agreement to settle the Miami Subs' Internal Revenue Service audit. Based upon this agreement, we determined that certain amortization expense, originally expected to be tax deductible, would be disallowed. Accordingly, our fiscal 2002 income tax expense rate is higher than that of the fiscal 2001 period to reflect the non-deductibility of such amortization expense. The impact of this non-deductible amortization on the prior fiscal year was recorded during the third quarter fiscal 2001.


Liquidity and Capital Resources

     Cash and cash equivalents at September 23, 2001 aggregated $4,494,000, increasing by $169,000 during the fiscal 2002 period. At September 23, 2001, marketable securities and investment in limited partnership increased by $1,694,000 from March 25, 2001 to $6,342,000 and net working capital increased to $7,439,000 from $5,210,000 at March 25, 2001. Cash and cash equivalents at September 23, 2001 included $301,000 held on behalf of the Miami Subs Advertising Funds. A corresponding accrual has been recorded within accrued expenses and other current liabilities.

     Cash used in operations of $406,000 in the fiscal 2002 period is primarily attributable to net income of $1,616,000, non-cash charges of $1,339,000, including depreciation and amortization of $1,256,000 and provision for doubtful accounts of $83,000 in addition to a decrease in prepaid and other current assets of $658,000, which were more than offset by decreases in accounts payable and accrued expenses of $1,851,000, an increase in marketable securities and investment in limited partnership of $1,694,000,an increase in inventories of $153,000, an increase in notes and accounts receivable of $47,000 and a decrease in other non current liabilities of $188,000.

     Cash provided by investing activities of $1,831,000 is comprised primarily of proceeds from the sale of two company-owned restaurants totaling $1,875,000. On May 1, 2001, pursuant to an order of condemnation, we sold a company-owned restaurant to the State of Florida for $1,475,000, net, and repaid the outstanding mortgage of approximately $793,000 plus accrued interest. We have appealed the value of the property that was condemned by the State of Florida and expect to have our claim mediated in November 2001. On June 22, 2001, we also sold our restaurant in the Paramus Park Mall to a franchisee for $400,000 in cash and concurrently entered into a sub-lease for the property. Additionally, $673,000 was expended relating to capital improvements of the company- owned restaurants and other fixed asset additions and was partially offset by repayments on notes receivable of $629,000.

     Cash used in financing activities of $1,256,000 represents repayments of notes payable and obligations under capital leases. The majority of the repayments arose from the repayment of an outstanding mortgage of approximately $793,000 plus accrued interest in connection with the condemnation of a company-owned restaurant by the State of Florida.

     In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 15 of those properties. We are continuing to market two of the remaining properties for sale and will terminate the lease for the last unit upon the lease expiration in May 2002. As of September 23, 2001, we have accrued approximately $1,461,000 and made payments of approximately $1,216,000 for lease obligations and termination costs, as part of the acquisition, for units with total future minimum lease obligations of $7,680,000 with remaining lease terms of one year up to approximately 17 years. We may incur future cash payments, consisting primarily of future lease payments including costs and expenses associated with terminating additional leases, that were not part of our divestiture plan.

     On September 14, 2001, Nathan's was authorized to purchase up to 1 million shares of its common stock. Purchases will be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. We expect to fund these stock repurchases from our operating cash flow.

     We expect that we will make additional investments in certain existing restaurants in the future and that we will fund those investments from our operating cash flow. We do not expect to incur significant capital expenditures to develop new company-owned restaurants in our current fiscal year.

     Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We maintain a $7,500,000 uncommitted bank line of credit and have not borrowed any funds to date under this line of credit.

Forward Looking Statement

     Certain statements contained in this report are forward-looking statements. Forward-looking statements represent our current judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware. These risks and uncertainties, many of which are not within our control, include, but are not limited to: economic, weather, legislative and business conditions; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; the ability to continue to attract franchisees; the ability to purchase our primary food and paper products at reasonable prices; no material increases in the minimum wage; and our ability to attract competent restaurant and managerial personnel. We generally identify forward-looking statements with the words "believe", "intend," "plan," "expect," "anticipate," "estimate," "will," "should" and similar expressions.

                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings

     Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the amended complaint, the plaintiffs, a minor and her mother, are seeking damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's Famous' former employees claiming that the Nathan's entities failed to properly supervise minor employees, failed to monitor its supervisory personnel, and was negligent in hiring, retaining and promoting the individual defendant, who allegedly molested, harassed and raped the minor plaintiff, who was also an employee. The Nathan's entities intend to defend the action vigorously.

     Teamspirit Enterprises, Inc. and Ross Kyriacethys ("Plaintiffs") commenced an action, as amended, in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida in March 2001 against the Estate of Konstantinos "Gus" Boulis and Miami Subs USA, Inc ("Miami Subs") claiming fraud, conspiracy to defraud, breach of contract and breach of the covenant of good faith and fair dealing in connection with Plaintiff's purchase of a Miami Subs franchise from Gus Boulis for $400,000. Plaintiffs claim that Miami Subs induced Plaintiffs to purchase the franchise by making warranties and representations that: (a) Boulis was a franchisee of Baskin-Robbins USA, Inc. ("Baskin-Robbins") and had the authority to grant and transfer that franchise to Plaintiffs; and (b) that the franchise location purchased by Plaintiffs was in full compliance with the requirements of the Americans With Disabilities Act. Plaintiffs also claim that Miami Subs failed to pay royalty revenues to Baskin-Robbins that were collected from Plaintiffs and were allegedly supposed to be remitted to Baskin-Robbins. Plaintiffs have not specified the amount of damages which they are seeking. Miami Subs intends to vigorously defend against these claims.

     The Company was named as one of three defendants in an action commenced in June 1997, in the Supreme Court of New York, Queens County. According to the complaint, the plaintiff, a dentist, sought injunctive relief and damages in an amount exceeding $5 million against the landlord, one of the Company's franchisees and the Company claiming that the operation of a restaurant in a building in Long Island City created noxious and offensive fumes and odors that allegedly were injurious to the health of the plaintiff and his employees and patients, and interfered with, and irreparably damaged his practice. Plaintiff also claimed that the landlord fraudulently induced him to enter a lease extension by representing that the first floor of the building would be occupied by a non-food establishment. As a result of a motion for summary judgement by the Company and Nathan's Famous Systems, Inc. ("Systems") which as the actual franchisor was added to the action as a defendant, the Company was dismissed from the action. The action was settled in October 2001 by the payment of $7,000 to the plaintiff and in exchange, Systems has received a full release.

     Elizabeth B. Jackson and Joseph Jackson commenced an action, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee ("the franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee for unspecified damages. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold them harmless against claims asserted and procured an insurance policy which named Miami Subs as an additional insured. Miami Subs has denied any liability to Plaintiffs and has made demand upon the franchisee's insurer to indemnify and defend against the claims asserted. The insurer is presently assessing Miami Subs' demand and has not yet acknowledged its obligation to indemnify and provide a defense for Miami Subs.


Item 4: Submission of Matter to a Vote of Security Holders


     (a) The Registrant held its Annual Meeting of Stockholders on September 14, 2001.


     (b) Seven Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2002. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

           NAME                          FOR                    WITHHELD
           ----                          ---                    --------
        Howard M. Lorber              4,710,853                 1,419,758
        Wayne Norbitz                 4,710,866                 1,419,745
        Donald Perlyn                 4,710,853                 1,419,758
        Robert J. Eide                4,711,195                 1,419,416
        Brian Genson                  4,711,228                 1,419,383
        Barry Leistner                4,710,878                 1,419,733
        A.F. Petrocelli               4,710,853                 1,419,758


     (c) The Company's shareholders approved the 2001 Stock Option Plan authorizing the issuance of options to purchase up to 350,000 shares of common stock. The votes cast in favor of adopting the plan and shares withheld or abstained are as follows:

                                           FOR          WITHHELD       ABSTAINED
                                           ---          --------       ---------
        Adopt 2001 Stock Option Plan    4,427,652       1,683,131       19,825

     (d)  Not applicable.


Item 6: Exhibits and Reports on Form 8-K

     (a)   Exhibits

     10.1  Master Distribution  Agreement with Marriott  Distribution  Services,
           Inc.

     (b) No reports on Form 8-K were filed during the quarter ended September 23, 2001.

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk
--------   ----------------------------------------------------------

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

     Foreign franchisees generally conduct business with Nathan's and make payments to Nathan's in United States dollars, reducing the risks inherent with changes in the values of foreign currencies. As a result, Nathan's has not purchased futures contracts, options or other instruments to hedge against changes in values of foreign currencies.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATHAN'S FAMOUS, INC.



Date: November 6, 2001              By:  /s/Wayne Norbitz
                                         ---------------------------------------
                                         Wayne Norbitz
                                         President and Chief Operating Officer
                                         (Principal Executive Officer)


Date: November 6, 2001             By:   /s/Ronald G. DeVos
                                         ---------------------------------------
                                         Ronald G. DeVos
                                         Vice President - Finance
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)