Form 10-Q
period 2001-12-23
NATHANS FAMOUS INC
filed 2002-02-06
CIK 69733

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended December 23, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of
    1934 for the transition period from            to
                                         --------      --------

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

At December 23, 2001, an aggregate of 7,029,686 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                  Page
                                                                 Number
                                                                 ------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets - December 23, 2001 and
          March 25, 2001                                             3

          Consolidated Statements of Earnings - Thirteen Weeks
          Ended December 23, 2001 and December 24, 2000              4

          Consolidated Statements of Earnings - Thirty-nine Weeks
          Ended December 23, 2001 and December 24, 2000              5

          Consolidated Statements of Stockholders' Equity -
          Thirty-nine Weeks Ended December 23, 2001                  6

          Consolidated Statements of Cash Flows -Thirty-nine Weeks
          Ended December 23, 2001 and December 24, 2000              7

          Notes to Consolidated Financial Statements                 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         17

Item 6.   Exhibits and Reports on Form 8-K                          17

Item 7A.  Qualitative and Quantitative Disclosures
          about Market Risk                                         18


SIGNATURES                                                          19

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
-----------------------------------------

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                             Dec. 23,        March 25,
                                                                              2001             2001
                                                                            ---------       ----------
                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents including unexpended
     marketing fund  contributions of $475 and $2,104 and
     restricted cash of $83 and $83, respectively                           $   1,475       $     4,325
   Marketable securities and investment in limited partnership                  8,232             4,648
   Notes  and accounts receivable, net                                          4,049             4,178
   Inventories                                                                    636               523
   Assets held for sale                                                            -              1,510
   Prepaid expenses and other current assets                                      496               974
   Deferred income taxes                                                        1,748             1,714
                                                                            ---------         ---------
          Total current assets                                                 16,636            17,872

Notes receivable, net                                                           2,009             1,729
Property and equipment, net                                                    10,620            11,279
Assets held for sale                                                              450               450
Intangible assets, net                                                         17,345            18,011
Deferred income taxes                                                           2,081             2,081
Other assets, net                                                                 340               404
                                                                            ---------         ---------
                                                                            $  49,481         $  51,826
                                                                            =========         =========
Current liabilities:
   Current maturities of notes payable and capital lease obligations        $     183         $   1,343
   Accounts payable                                                             1,236             1,978
   Accrued expenses and other current liabilities                               7,096             8,731
   Deferred franchise fees                                                        471               610
                                                                            ---------         ---------
          Total current liabilities                                             8,986            12,662

   Notes payable and capital lease obligations, less current maturities         1,647             1,789
   Other liabilities                                                            2,051             2,344
                                                                            ---------         ---------
          Total liabilities                                                    12,684            16,795
                                                                            ---------         ---------
Stockholders' equity:
   Common stock, $.01 par value - 30,000,000 shares authorized,
     7,065,202 issued , respectively                                               71                71
   Additional paid-in capital                                                  40,746            40,746
   Accumulated deficit                                                         (3,907)           (5,786)
                                                                            ---------         ---------
                                                                               36,910            35,031
   Treasury stock at cost: 35,516 shares at Dec 23, 2001                         (113)               -
                                                                            ---------         ---------
          Total stockholders' equity                                           36,797            35,031
                                                                            ---------         ---------
                                                                            $  49,481         $  51,826
                                                                            =========         =========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
   Thirteen weeks ended December 23, 2001 and December 24, 2000 (In thousands, except per share amounts)
                                   (Unaudited)


                                                 2001                 2000
                                               -------              -------
Sales                                          $ 7,268              $ 8,134
Franchise fees and royalties                     1,733                2,251
License royalties                                  312                  331
Investment and other income                      1,067                  702
                                               -------              -------
          Total revenues                        10,380               11,418
                                               -------              -------
Costs and expenses:
   Cost of sales                                 4,951                5,280
   Restaurant operating expenses                 1,923                2,197
   Depreciation and amortization                   463                  480
   Amortization of intangible assets               221                  232
   General and administrative expenses           2,322                2,302
   Interest expense                                 40                   84
   Other expense                                    -                   396
                                               -------              -------
          Total costs and expenses               9,920               10,971
                                               -------              -------
Income before income taxes                         460                  447
Provision for income taxes                         197                  302
                                               -------              -------
Net income                                     $   263              $   145
                                               =======              =======
PER SHARE INFORMATION
Net income per share
   Basic                                       $  0.04             $   0.02
                                               =======              =======
   Diluted                                     $  0.04             $   0.02
                                               =======              =======
Shares used in computing net income
   Basic                                         7,038                7,065
                                               =======              =======
   Diluted                                       7,062                7,065
                                               =======              =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         Thirty-nine weeks ended December 23, 2001 and December 24, 2000
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                2001                 2000
                                              --------             --------
Sales                                         $ 24,941             $ 27,259
Franchise fees and royalties                     5,974                6,659
License royalties                                1,624                1,630
Investment and other income                      1,502                1,435
                                              --------             --------
          Total revenues                        34,041               36,983
                                              --------             --------
Costs and expenses:
   Cost of sales                                16,436               17,524
   Restaurant operating expenses                 5,894                6,870
   Depreciation and amortization                 1,277                1,346
   Amortization of intangible assets               663                  707
   General and administrative expenses           6,492                6,681
   Interest expense`                               147                  230
   Other (income) expense                         (210)                 396
                                              --------             --------
          Total costs and expenses              30,699               33,754
                                              --------             --------
Income before income taxes                       3,342                3,229
Provision for income taxes                       1,463                1,406
                                              --------             --------
Net income                                    $  1,879             $  1,823
                                              ========             ========
PER SHARE INFORMATION
Net income per share
   Basic                                      $   0.27             $   0.26
                                              ========             ========
   Diluted                                    $   0.27             $   0.26
                                              ========             ========
Shares used in computing net income
   Basic                                         7,056                7,057
                                              ========             ========
   Diluted                                       7,075                7,087
                                              ========             ========

          See accompanying notes to consolidated financial statements.

                NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Thirty-nine weeks ended December 23, 2001
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                                        Total
                                            Additional                     Accum-      Stock-
                     Common      Common       Paid in-      Treasury       ulated      holders'
                     Shares       Stock       Capital         Stock        Deficit      Equity
                     ------      ------     ----------     --------        -------      ------
Balance, at
March 25, 2001     7,065,202      $ 71       $ 40,746        $  --        $( 5,786)     $35,031


Purchase of
treasury stock       (35,516)                                 (113)                        (113)


Net earnings                                                                 1,879        1,879
                   ---------      ----       --------        -----        --------      -------
Balance at
Dec 23, 2001       7,029,686      $ 71       $ 40,746        $(113)       $( 3,907)     $36,797
                   =========      ====       ========        =====        ========      =======





     See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-nine weeks ended December 23, 2001 and December 24, 2000
                                 (In thousands)
                                   (Unaudited)

                                                                            2001          2000
                                                                            ----          ----
Cash flows from operating activities:
   Net income                                                              $ 1,879       $ 1,823
   Adjustments to reconcile net income to
    net cash provided by operating
     activities:
      Depreciation and amortization                                          1,277         1,346
      Amortization of intangible assets                                        663           707
      Provision for doubtful accounts                                          123            88
      Stock compensation expense                                                -             78
      Gain on sale of restaurants                                             (916)           -
      Deferred income taxes                                                    (34)           -
   Changes in operating assets and liabilities:
      Marketable securities and investment in limited partnership          ( 3,584)       (2,327)
      Notes  and accounts receivable, net                                  ( 1,009)       (1,155)
      Inventories                                                          (   113)         (100)
      Prepaid expenses and other current assets                                478          (202)
      Accounts payable and accrued expenses                                ( 2,377)        1,691
      Deferred franchise and area development fees                         (   139)        ( 169)
      Other assets, net                                                         64           125
      Other non current liabilities                                        (   293)        1,439
                                                                           -------       -------
        Net cash (used in) provided by operating activities                ( 3,981)        3,344
                                                                           -------       -------
Cash flows from investing activities:
   Purchase of property and equipment                                      (   914)       (1,354)
   Proceeds from sale of restaurants, net                                    2,725            45
   Payments received on notes receivable                                       735           446
                                                                           -------       -------
      Net cash provided by (used in) investing activities                    2,546          (863)
                                                                           -------       -------
Cash flows from financing activities:
   Principal repayment of borrowings and obligations under capital leases   (1,302)         (213)
   Purchase of treasury stock                                                 (113)           -
                                                                           -------       -------
      Net cash (used in) financing activities                               (1,415)         (213)
                                                                           -------       -------
Net increase in cash and cash equivalents                                   (2,850)        2,268
Cash and cash equivalents, beginning of period                               4,325         2,397
                                                                           -------       -------
Cash and cash equivalents, end of period                                   $ 1,475       $ 4,665
                                                                           =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes                            $    79       $ 1,313
                                                                           =======       =======
   Cash paid during the period for interest                                $   154       $   234
                                                                           =======       =======
NONCASH FINANCING ACTIVITIES:
   Loan to franchisee in connection with restaurant sale                   $    -        $   130
                                                                           =======       =======
   Common stock, warrants and options issued in connection with
     the acquisition of Miami Subs Corporation                             $    -        $     1
                                                                           =======       =======

     See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 23, 2001
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's"or the "Company") for the thirteen and thirty-nine week periods ended December 23, 2001 and December 24, 2000 have been prepared in accordance with generally accepted accounting principles. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or those expected for the full year.

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


NOTE B - MIAMI SUBS ACQUISITION RESERVE

     In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 15 of those properties. We are continuing to market two of the remaining properties for sale and will terminate the lease for the last unit upon the lease expiration in May 2002. Since acquiring Miami Subs, we have accrued approximately $1,461,000 and made payments of approximately $1,245,000 for lease obligations and termination costs, as part of the acquisition, for units having total future minimum lease obligations of $7,680,000 with remaining lease terms of one year up to approximately 17 years. We may incur future cash payments, consisting primarily of future lease payments, including costs and expenses associated with terminating additional leases, that were not part of our divestiture plan.


NOTE C - EARNINGS PER SHARE

     The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and thirty-nine week periods ended December 23, 2001 and December 24, 2000, respectively.

Thirteen weeks                                                                               Net  Income
(In thousands, except per share amounts)             Net  Income       Number of Shares       Per Share
                                                     -----------       ----------------      -----------
                                                   2001      2000       2001      2000      2001     2000
                                                   ----      ----       ----      ----      ----     ----
Basic EPS
---------
   Basic calculation                             $  263    $  145      7,038     7,065      $ .04    $ .02
   Effect of dilutive employee stock
      options and warrants                           -         -          24        -          -        -
                                                 ------    ------      -----     -----      -----    -----
Diluted EPS
-----------
   Diluted calculation                           $  263    $  145      7,062     7,065      $ .04    $ .02
                                                 ======    ======      =====     =====      =====    =====

Thirty-nine weeks                                                                            Net Income
(In thousands, except per share amounts)              Net Income       Number of Shares       Per Share
                                                     -----------       ----------------      -----------
                                                   2001      2000       2001      2000      2001     2000
                                                   ----      ----       ----      ----      ----     ----
Basic EPS
---------
   Basic calculation                             $1,879    $1,823      7,056     7,057      $ .27    $ .26
   Effect of dilutive employee stock
      options and warrants                           -         -          19        30         -        -
                                                 ------    ------      -----     -----      -----    -----
Diluted EPS
-----------
   Diluted calculation                           $1,879    $1,823      7,075     7,087      $ .27    $ .26
                                                 ======    ======      =====     =====      =====    =====

Options and warrants to purchase 1,347,901 shares of Common Stock in each of the thirty-nine week and thirteen week periods ended December 23, 2001, and options and warrants to purchase 1,509,939 and 2,002,497 shares of Common Stock in the thirty-nine weeks and thirteen weeks ended December 24, 2000, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares for the periods. These options and warrants were still outstanding at the end of the related periods.


NOTE D - STOCK REPURCHASE PROGRAM

     On September 14, 2001, Nathan's was authorized to purchase up to 1 million shares of its common stock. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow. Through December 23, 2001, 35,516 shares have been repurchased at a cost of approximately $113,000.


NOTE E - CONTINGENCIES

     Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the amended complaint, the plaintiffs, a minor and her mother, are seeking damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's Famous' former employees claiming that the Nathan's entities failed to properly supervise minor employees, failed to monitor its supervisory personnel, and were negligent in hiring, retaining and promoting the individual defendant, who allegedly molested, harassed and raped the minor plaintiff, who was also an employee. The Nathan's entities intend to defend the action vigorously.

     Teamspirit Enterprises, Inc. and Ross Kyriacethys ("Plaintiffs") commenced an action, as amended, in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida in March 2001 against the Estate of Konstantinos "Gus" Boulis and Miami Subs USA, Inc ("Miami Subs") claiming fraud, conspiracy to defraud, breach of contract and breach of the covenant of good faith and fair dealing in connection with Plaintiff's purchase of a Miami Subs franchise from Gus Boulis for $400,000. Plaintiffs claimed that Miami Subs induced Plaintiffs to purchase the franchise by making warranties and representations that: (a) Boulis was a franchisee of Baskin-Robbins USA, Inc. ("Baskin-Robbins") and had the authority to grant and transfer that franchise to Plaintiffs; and (b) that the franchise location purchased by Plaintiffs was in full compliance with the requirements of the Americans With Disabilities Act. Plaintiffs also claimed that Miami Subs failed to pay royalty revenues to Baskin-Robbins that were collected from Plaintiffs and were allegedly supposed to be remitted to Baskin-Robbins. This action has been settled without the payment of any money by Miami Subs.

     Elizabeth B. Jackson and Joseph Jackson commenced an action, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee ("the franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee for unspecified damages. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold them harmless against claims asserted and procured an insurance policy which named Miami Subs as an additional insured. Miami Subs has denied any liability to Plaintiffs and has made demand upon the franchisee's insurer to indemnify and defend against the claims asserted. The insurer has agreed to indemnify and defend Miami Subs and has assumed the defense of this action for Miami Subs.

NOTE - F - MIAMI SUBS TAX AUDIT

     As of the date of acquisition, Miami Subs' tax returns reflected net operating loss carry-forwards of approximately $5.9 million which are available to reduce future taxable income through 2019 (subject to limitations imposed under Section 382 of the Internal Revenue Code regarding changes in ownership which limits utilization of $2.8 million of the carry-forwards on an annual basis to approximately $340,000). Miami Subs also has general business credit carry-forwards of approximately $274,000 which can be used to offset tax liabilities through 2010. Miami Subs' federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service. The reports of the examining agent issued in connection with these examinations indicated that additional taxes and penalties totaling approximately $2.4 million are due for such years. The Company appealed substantially all of the proposed adjustments. In January 2002, the Miami Subs tax audit was settled with the IRS Appeals Office. The settlement resulted in
(a) an aggregate tax liability for the taxable years 1991 through 1996 of $134,784 and (b) the Company retaining net operating loss carry-forwards of approximately $4,005,000 (subject to limitations imposed under the Internal Revenue Code). In addition to the tax, interest of approximately $218,000 will be due. Due to the uncertain outcome of the Section 382 limitation, Nathan's has recorded a valuation allowance for the deferred tax asset related to Miami Subs carry-forwards. Pursuant to SFAS No. 109 "Accounting for Income Taxes", any future reduction in the acquired Miami Subs valuation allowance will reduce goodwill.

NOTE G - SALE OF PROPERTIES

     On May 1, 2001, pursuant to an order of condemnation, Nathan's sold a company-owned restaurant to the State of Florida for $1,475,000, net, and repaid the outstanding mortgage of approximately $793,000 plus accrued interest. Nathan's appealed the value of this property and on November 19, 2001, an Order was entered by the Circuit Court of the 11th Judicial Circuit of Florida in and for Miami-Dade County pursuant to which the State of Florida Department of Transportation was ordered to pay to Nathan's subsidiary, Miami Subs Real Estate Corp., an aggregate value of $2,350,000, plus legal fees in the amount of $252,500 in connection with the condemnation by the State of Florida of the restaurant. On January 4, 2002, Nathan's received the additional proceeds of $850,000 which are included as a current receivable in the accompanying financial statements as of December 23, 2001. On June 22, 2001, Nathan's sold its restaurant in the Paramus Park Mall to a franchisee for $400,000 in cash and concurrently entered into a sub- lease for the property. Additionally, on January 17, 2002 Nathan's sold a non-restaurant property that it previously sublet to a third party for $575,000 in cash and expects to realize a net gain of approximately $330,000.


NOTE H - RECLASSIFICATIONS

     Certain reclassifications of prior period balances have been made to conform to the December 23, 2001 presentation.

 NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142 Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Nathan's is required to adopt FAS 142 effective in its next fiscal year, commencing April 1, 2002. Nathan's is currently evaluating the effect that adoption of the provisions of FAS 142 will have on its results of operations and financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Nathan's is currently evaluating the effect of adoption on its financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement supersedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of FAS 144, which the Company expects will not be material.

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


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

Introduction

     As used in this Report, the terms "we", "us", "our" and "Nathan's" mean Nathan's Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

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

     In addition to plans for expansion, Nathan's has continued to capitalize on the co-branding opportunities within its existing restaurant system. To date, the Arthur Treacher's brand has been introduced within 135 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants , the Nathan's brand has been added to the menu of 87 Miami Subs and Kenny Rogers restaurants, while the Kenny
Rogers Roasters brand has been introduced into 79 Miami Subs and Nathan's restaurants. We have begun testing the Miami Subs brand in two company-owned Nathan's restaurants.

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

     In the wake of the events of September 11, 2001 we have experienced lower sales at company-owned restaurants and lower royalties from franchised restaurants that operate in markets which are significant tourist destinations such as Las Vegas and South Florida. We have also realized declines at our franchised restaurants operating at airports throughout the United States as a result of the overall decline in airline traffic.

     At December 23, 2001, our combined systems consisted of 23 company-owned units, 377 franchised or licensed units and over 1,400 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 39 states, the District of Columbia and 16 foreign countries. At December 23, 2001, our company-owned restaurant system included 16 Nathan's units, five Miami Subs units and two Kenny Rogers Roasters units, as compared to 18 Nathan's units, eight Miami Subs units and two Kenny Rogers Roasters units at December 24, 2000.

Results of Operations

Thirteen weeks ended December 23, 2001 compared to December 24, 2000

Revenues
--------

     Total sales decreased by 10.6% or $866,000 to $7,268,000 for the thirteen weeks ended December 23, 2001 ("third quarter fiscal 2002") as compared to $8,134,000 for the thirteen weeks ended December 24, 2000 ("third quarter fiscal 2001"). Sales from the Branded Product Program increased by 16.5% to $1,043,000 for the third quarter fiscal 2002 as compared to sales of $895,000 in the third quarter fiscal 2001. Company-owned restaurant sales decreased 14.0% or $1,014,000 to $6,225,000 from $7,239,000 primarily due to operating fewer company-owned stores as compared to the third quarter fiscal 2001 and lower sales at two new restaurants that began operating during the prior fiscal year. The financial impact associated with the closed restaurants lowered restaurant sales by $1,037,000 and restaurant operating profits by $64,000 versus the fiscal 2001 period, excluding any one time gains or royalties to be received from restaurants sold to franchisees. Comparable restaurant sales (consisting of 15 Nathan's and five Miami Subs restaurants that have been operating for 18 months or longer as of the beginning of the fiscal year) increased by 2.0% versus the third quarter fiscal 2001.

     Franchise fees and royalties decreased by 23.0% or $518,000 to $1,733,000 in the third quarter fiscal 2002 compared to $2,251,000 in the third quarter fiscal 2001. Franchise royalties decreased by $469,000 or 23.0% to $1,573,000 in the third quarter fiscal 2002 as compared to $2,042,000 in the third quarter fiscal 2001. Domestic franchise restaurant sales decreased by 14.1% to $44,513,000 in the third quarter fiscal 2002 as compared to $51,834,000 in the third quarter fiscal 2001. The majority of this decline is due to fewer franchised restaurants operating during the third quarter fiscal 2002 as compared to the third quarter fiscal 2001. In additional, as a result of the events of September 11, 2001, we have experienced lower royalties from franchised restaurants that operate in markets which are significant tourist destinations, such as Las Vegas and South Florida, and from franchised restaurants operating at airports throughout the United States. Further contributing to the decline is an increase in the amount of royalties deemed to be unrealizable. At December 23, 2001, 377 franchised or licensed restaurants were operating as compared to 401 franchised or licensed restaurants at December 24, 2000. Franchise fee income derived from new openings and co-branding was $160,000 in the third quarter fiscal 2002 as compared to $209,000 in the third quarter fiscal 2001. This decrease was primarily attributable to the difference between the franchised units open between the two periods and the initial co-branding fees earned from existing restaurants within our system. During the third quarter fiscal 2002, five new franchised or licensed units opened and eight units have been co-branded.

     License royalties were $312,000 in the third quarter fiscal 2002 as compared to $331,000 in the third quarter fiscal 2001. The majority of royalties earned were in connection with our primary license agreement with SMG, Inc. The decline is primarily attributable to the termination of a secondary license agreement for Nathan's products in the fourth quarter fiscal 2001.

   Investment and other income was $1,067,000 in the third quarter fiscal 2002 versus $702,000 in the third quarter fiscal 2001. During the third quarter fiscal 2002, we recognized $850,000 of additional income resulting from the successful appeal of a condemnation originally awarded by the State of Florida. Nathans' investment and interest income was approximately $204,000 higher in the third quarter fiscal 2002 than in the third quarter fiscal 2001 due primarily to differences in performance of the financial markets between the two periods. In the third quarter fiscal 2001, Nathan's earned a $500,000 transfer fee in connection with a change in ownership of Nathan's licensee, SMG Inc. and recognized income of approximately $80,000 in connection with the introduction of a consolidated food distribution agreement.

Costs and Expenses
------------------

     Cost of sales decreased by $329,000 to $4,951,000 in the third quarter fiscal 2002 from $5,280,000 in the third quarter fiscal 2001. During the third quarter fiscal 2002, restaurant cost of sales were lower than the third quarter fiscal 2001 by approximately $509,000. Restaurant cost of sales were reduced by approximately $627,000 as a result of operating fewer company-owned restaurants which was partially offset by higher costs at our comparable restaurants due in part to their sales increase. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 63.7% in the third quarter fiscal 2002 as compared to 62.7% in the third quarter fiscal 2001 due primarily to higher food and labor and related costs. Higher costs of approximately $180,000 were incurred in connection with the Branded Product Program primarily due to the increased sales volume. Commodity prices of our primary meat products during the third quarter fiscal 2002 were also higher than the third quarter fiscal 2001. We have raised our retail prices on a selective basis in an attempt to partially offset these increases.

     Restaurant operating expenses decreased by $274,000 to $1,923,000 in the third quarter fiscal 2002 from $2,197,000 in the third quarter fiscal 2001. Restaurant operating costs were reduced by approximately $346,000 as a result of operating fewer restaurants. These reductions in restaurant operating expenses were partially offset by an increase of approximately $72,000 at the comparable restaurants primarily due to higher marketing costs.

     Depreciation and amortization decreased by $17,000 to $463,000 in the third quarter fiscal 2002 from $480,000 in the third quarter fiscal 2001. Lower depreciation expense of operating fewer company-owned restaurants in the third quarter fiscal 2002 versus the third quarter fiscal 2001 was partially offset by additional depreciation expense attributable to last year's capital spending.

     Amortization of intangibles decreased by $11,000 to $221,000 in the third quarter fiscal 2002 from $232,000 in the third quarter fiscal 2001. Amortization of intangibles decreased as a result of the final purchase price allocation of the Miami Subs acquisition.

     General and administrative expenses increased by $20,000 to $2,322,000 in the third quarter fiscal 2002 as compared to $2,302,000 in the third quarter fiscal 2001. The increase in general and administrative expenses was due primarily to higher professional fees of $124,000 which were partly offset by lower personnel and incentive compensation expense of approximately $100,000.

     Interest expense was $40,000 during the third quarter fiscal 2002 as compared to $84,000 during the third quarter fiscal 2001. The reduction in interest expense relates primarily to the repayment of outstanding debt between the two periods.

     Other expense in the third quarter fiscal 2001 of $396,000 included lease termination costs totaling $366,000 associated with four underperforming units.

Income Tax Expense
------------------

     In the third quarter fiscal 2002, the income tax provision was $197,000 or 42.8% of income before income taxes as compared to $302,000 or 67.6% of income before income taxes in the third quarter fiscal 2001. In January 2001, we reached a tentative agreement to settle the Miami Subs' Internal Revenue Service audit. Based upon this agreement, we determined that certain amortization expense, originally expected to be tax deductible, would be disallowed. The impact of this non-deductible amortization on the prior fiscal year was recorded during the third quarter fiscal 2001. Accordingly, our fiscal 2002 income tax expense rate is lower than that of the third quarter fiscal 2001due to the cumulative year-to-date adjustment of such amortization expense during the third quarter fiscal 2001.


Thirty-nine weeks ended December 23, 2001 compared to December 24, 2000

Revenues
--------

     Total sales decreased by 8.5% or $2,318,000 to $24,941,000 for the thirty-nine weeks ended December 23, 2001 ("fiscal 2002 period") as compared to $27,259,000 for the thirty-nine weeks ended December 24, 2000 ("fiscal 2001 period"). Sales from the Branded Product Program increased by 22.7% or $654,000 to $3,534,000 for the fiscal 2002 period as compared to sales of $2,880,000 in the fiscal 2001 period. Company-owned restaurant sales decreased 12.2% or $2,972,000 to $21,407,000 from $24,379,000 primarily due to operating nine fewer company-owned stores as compared to the prior fiscal period and lower sales at the two new restaurants that began operating during the fiscal 2001 period.

These reductions were partially offset by sales during the fiscal 2002 period from a restaurant that was closed for renovation during the fiscal 2001 period and increased sales at the Coney Island restaurant during the summer season. The unit reduction is the result of our franchising two company-owned restaurants, transferring one company-owned restaurant to a franchisee pursuant to a management agreement, closing four unprofitable company-owned units (including three Miami Subs restaurants pursuant to our divesture plan), selling one unit pursuant to an order of condemnation and closing one unit due to its lease expiration. The financial impact associated with these nine restaurants lowered restaurant sales by $2,966,000 and improved restaurant operating profits by $41,000 versus the fiscal 2001 period, excluding any one time gains or royalties to be received from restaurants sold to franchisees. Comparable restaurant sales (consisting of 15 Nathan's and five Miami Subs restaurants that have been operating for 18 months or longer as of the beginning of the fiscal year) increased by 2.2% versus the fiscal 2001 period.

     Franchise fees and royalties decreased by 10.3% or $685,000 to $5,974,000 in the fiscal 2002 period compared to $6,659,000 in the fiscal 2001 period. Franchise royalties decreased by $853,000 or 13.9% to $5,287,000 in the fiscal 2002 period as compared to $6,140,000 in the fiscal 2001 period. Domestic franchise restaurant sales decreased by 11.8% to $141,178,000 in the fiscal 2002 period as compared to $160,138,000 in the fiscal 2001 period. The majority of this decline is due to fewer franchised restaurants operating during the fiscal 2002 period as compared to the fiscal 2001 period. In addition, as a result of the events of September 11, 2001, we have experienced lower royalties from franchised restaurants that operate in markets which are significant tourist destinations, such as Las Vegas and South Florida, and from franchised restaurants operating at airports throughout the United States. Further contributing to the decline is an increase in the amount of royalties deemed to be unrealizable. At December 23, 2001, 377 franchised or licensed restaurants were operating as compared to 401 franchised or licensed restaurants at December 24, 2000. Franchise fee income derived from new openings and co-branding was $687,000 in the fiscal 2002 period as compared to $519,000 in the fiscal 2001 period. This increase was primarily attributable to the fees earned from the co-branding initiative within the existing restaurant system. During the fiscal 2002 period, 18 new franchised or licensed units opened and 45 units have been co-branded.

     License royalties were $1,624,000 in the fiscal 2002 period as compared to $1,630,000 in the fiscal 2001 period. This decrease is comprised of reduced royalties from the termination of a secondary license agreement for Nathan's products in the fourth quarter fiscal 2001which was partly offset by increased royalties earned from sales by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

     Investment and other income was $1,502,000 in the fiscal 2002 period versus $1,435,000 in the fiscal 2001 period. During the fiscal 2002 period, Nathan's recognized net gains of $916,000 in connection with the sale of two company-owned restaurants. During the fiscal 2002 period, Nathans' investment and interest income was approximately $176,000 higher than in the fiscal 2001 period due primarily to differences in performance of the financial markets between the two periods. In the fiscal 2001 period, Nathan's recognized income of approximately $447,000 in connection with the introduction of a consolidated food distribution agreement and earned a $500,000 transfer fee in connection with a change in ownership of Nathan's licensee, SMG Inc.

Costs and Expenses
------------------

     Cost of sales decreased by $1,088,000 to $16,436,000 in the fiscal 2002 period from $17,524,000 in the fiscal 2001 period. During the fiscal 2002 period, restaurant cost of sales were lower than the fiscal 2001 period by approximately $1,879,000. Restaurant cost of sales were reduced by approximately $1,912,000 as a result of operating fewer company-owned restaurants. Additionally, lower cost of sales at the two Kenny Rogers Roasters restaurants opened last year offset the higher costs at our comparable restaurants. Notwithstanding the lower costs and expenses of the two Kenny Rogers Roasters restaurants, these restaurants continue to underperform. We continue to seek to increase sales at the two Kenny Rogers Roasters restaurants while attempting to further reduce our cost of sales and are examining other alternatives with respect to these two restaurants. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 61.4% in the fiscal 2002 period as compared to 60.8% in the fiscal 2001 period due primarily to higher labor and related costs. Higher costs of approximately $791,000 were incurred in connection with the growth of our Branded Product Program and higher product costs incurred for the majority of the fiscal 2002 period. During the first twenty-six weeks of fiscal 2002, commodity prices of our primary meat products were at their highest levels in recent years causing the majority of the cost increase. In response, we raised retail prices on a selective basis in an attempt to partially offset these increases. During the third quarter fiscal 2002 we have seen these costs lowered to their historical levels. However, should costs escalate again for an extended period, we may determine to further examine our pricing structure to attempt to reduce the impact on our margins.

     Restaurant operating expenses decreased by $976,000 to $5,894,000 in the fiscal 2002 period from $6,870,000 in the fiscal 2001 period. Restaurant operating costs were lower in the fiscal 2002 period by approximately $1,096,000, as compared to the fiscal 2001 period as a result of operating fewer restaurants. Restaurant operating expenses of the two restaurants opened last year were $82,000 lower during the fiscal 2002 period due in part to the higher costs attributable to last years' openings. These reductions in restaurant operating expenses were partially offset by an increase of approximately $187,000 at the comparable restaurants which were primarily driven by higher energy and insurance costs.

     Depreciation and amortization decreased by $69,000 to $1,277,000 in the fiscal 2002 period from $1,346,000 in the fiscal 2001 period. Lower depreciation expense of operating fewer company-owned restaurants during the fiscal 2002 period versus the fiscal 2001 period was partially offset by additional depreciation expense attributable to last year's capital spending.

     Amortization of intangibles decreased by $44,000 to $663,000 in the fiscal 2002 period from $707,000 in the fiscal 2001 period. Amortization of intangibles decreased as a result of the final purchase price allocation of the Miami Subs acquisition.

     General and administrative expenses decreased by $189,000 to $6,492,000 in the fiscal 2002 period as compared to $6,681,000 in the fiscal 2001 period. The decrease in general and administrative expenses was due primarily to lower personnel and incentive compensation expense of approximately $324,000 which were partially offset by higher professional fees of $99,000 and insurance costs of $56,000.

     Interest expense was $147,000 during the fiscal 2002 period as compared to $230,000 during the fiscal 2001 period. The reduction in interest expense relates primarily to the repayment of outstanding debt between the two periods.

     Other income of $210,000 in the fiscal 2002 period represents the reversal of a previously recorded litigation provision for an award that was settled, upon appeal, in our favor. Other expense in the fiscal 2001 period of $396,000 included lease termination costs totaling $366,000 associated with four underperforming units.

Income Tax Expense
------------------

     In the fiscal 2002 period, the income tax provision was $1,463,000 or 43.8% of income before income taxes as compared to $1,406,000 or 43.5% of income before income taxes in the fiscal 2001 period.


Liquidity and Capital Resources

     Cash and cash equivalents at December 23, 2001 aggregated $1,475,000, decreasing by $2,850,000 during the fiscal 2002 period. At December 23, 2001, marketable securities and investment in limited partnership increased by $3,584,000 from March 25, 2001 to $8,232,000 and net working capital increased to $7,650,000 from $5,210,000 at March 25, 2001. Cash and cash equivalents at December 23, 2001 included $475,000 held on behalf of the Miami Subs Advertising Funds. A corresponding accrual has been recorded within accrued expenses and other current liabilities.

     Cash used in operations of $3,981,000 in the fiscal 2002 period is primarily attributable to net income of $1,879,000, non- cash charges of $2,063,000, including depreciation and amortization of $1,940,000 and provision for doubtful accounts of $123,000, in addition to a decrease in prepaid and other current assets of $478,000, which were more than offset by decreases in accounts payable and accrued expenses of $2,377,000, an increase in marketable securities and investment in limited partnership of $3,584,000,an increase in notes and accounts receivable of $1,009,000, an increase in inventories of $113,000, a decrease in other non-current liabilities of $293,000 and a decrease in deferred franchise fees of $139,000.

     Cash provided by investing activities of $2,546,000 is comprised primarily of proceeds from the sale of two company-owned restaurants totaling $2,725,000. On May 1, 2001, pursuant to an order of condemnation, we sold a company-owned restaurant to the State of Florida for $1,475,000, net of estimated expenses of $25,000, and repaid the outstanding mortgage of approximately $793,000 plus accrued interest. We successfully appealed the value of the property that was condemned by the State of Florida and were awarded an additional $850,000 in November 2001. On June 22, 2001, we also sold our restaurant in the Paramus Park Mall to a franchisee for $400,000 in cash and concurrently entered into a sub-lease for the property. Additionally, $914,000 was expended relating to capital improvements of the company-owned restaurants and other fixed asset additions and was partially offset by repayments on notes receivable of $735,000.

     Cash used in financing activities of $1,415,000 represents repayments of notes payable and obligations under capital leases in the amount of $1,302,000. The majority of the repayments arose from the repayment of an outstanding mortgage of approximately $793,000 plus accrued interest in connection with the condemnation of a company-owned restaurant by the State of Florida, as described above.

     On September 14, 2001, Nathan's was authorized to purchase up to 1 million shares of its common stock. Pursuant to our stock repurchase program, we have repurchased 35,516 shares of common stock at a total cost of $113,000.

     In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 15 of those properties. We are continuing to market two of the remaining properties for sale and will terminate the lease for the last unit upon the lease expiration in May 2002. As of December 23, 2001, we have accrued approximately $1,461,000 and made payments of approximately $1,245,000 for lease obligations and termination costs, as part of the acquisition, for units with total future minimum lease obligations of $7,680,000 with remaining lease terms of one year up to approximately 17 years. We may incur future cash payments, consisting primarily of future lease payments, including costs and expenses associated with terminating additional leases, that were not part of our divestiture plan.

     We expect that we will make additional investments in certain existing restaurants in the future and that we will fund those investments from our operating cash flow. We do not expect to incur significant capital expenditures to develop new company-owned restaurants in our current fiscal year.

     We currently own or have leased from third parties 37 properties which we lease or sublease to franchisees and non-franchisees and for which we remain contingently liable for all costs associated with these properties. Additionally, we guaranteed financing on behalf of certain franchisees with two third party lenders. Our maximum obligation for loans funded by the lenders as of December 23, 2001 was approximately $1.7 million.

     Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We maintain a $7,500,000 uncommitted bank line of credit and have not borrowed any funds to date under this line of credit.

Forward Looking Statement

     Certain statements contained in this report are forward-looking statements. Forward-looking statements represent our current judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware. These risks and uncertainties, many of which are not within our control, include, but are not limited to: the ongoing effects of the events of September 11, 2001, economic, weather, legislative and business conditions; the collectability of receivables; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; the ability to continue to attract franchisees; the ability to purchase our primary food and paper products at reasonable prices; no material increases in the minimum wage; and our ability to attract competent restaurant and managerial personnel. We generally identify forward-looking statements with the words "believe", "intend," "plan," "expect," "anticipate," "estimate," "will," "should" and similar expressions.

                       PART II. OTHER INFORMATION

Item 1: Legal Proceedings

     Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the amended complaint, the plaintiffs, a minor and her mother, are seeking damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's Famous' former employees claiming that the Nathan's entities failed to properly supervise minor employees, failed to monitor its supervisory personnel, and were negligent in hiring, retaining and promoting the individual defendant, who allegedly molested, harassed and raped the minor plaintiff, who was also an employee. The Nathan's entities intend to defend the action vigorously.

     Teamspirit Enterprises, Inc. and Ross Kyriacethys ("Plaintiffs") commenced an action, as amended, in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida in March 2001 against the Estate of Konstantinos "Gus" Boulis and Miami Subs USA, Inc ("Miami Subs") claiming fraud, conspiracy to defraud, breach of contract and breach of the covenant of good faith and fair dealing in connection with Plaintiff's purchase of a Miami Subs franchise from Gus Boulis for $400,000. Plaintiffs claimed that Miami Subs induced Plaintiffs to purchase the franchise by making warranties and representations that: (a) Boulis was a franchisee of Baskin-Robbins USA, Inc. ("Baskin-Robbins") and had the authority to grant and transfer that franchise to Plaintiffs; and (b) that the franchise location purchased by Plaintiffs was in full compliance with the requirements of the Americans With Disabilities Act. Plaintiffs also claimed that Miami Subs failed to pay royalty revenues to Baskin-Robbins that were collected from Plaintiffs and were allegedly supposed to be remitted to Baskin-Robbins. This action has been settled without the payment of any money by Miami Subs.

     Elizabeth B. Jackson and Joseph Jackson commenced an action, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee ("the franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee for unspecified damages. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold them harmless against claims asserted and procured an insurance policy which named Miami Subs as an additional insured. Miami Subs has denied any liability to Plaintiffs and has made demand upon the franchisee's insurer to indemnify and defend against the claims asserted. The insurer has agreed to indemnify and defend Miami Subs and has assumed the defense of this action for Miami Subs.

Item 6: Exhibits and Reports on Form 8-K

   (a)   Exhibits

           None

   (b) Reports on Form 8-K.

November 28, 2001 -Item 5- the Company reported that it was awarded $2,350,000 in connection with its appeal of a condemnation awarded by the State of Florida.

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

                              NATHAN'S FAMOUS, INC.






Date: February 5, 2002          By:  /s/Wayne Norbitz
                                     Wayne Norbitz
                                     President and Chief Operating Officer
                                     (Principal Executive Officer)


Date: February 5, 2002          By:  /s/Ronald G. DeVos
                                     Ronald G. DeVos
                                     Vice President - Finance
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)