Form 10-K
period 2002-03-31
NATHANS FAMOUS INC
filed 2002-06-25
CIK 69733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2002
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to
                                                  -------    -------

                           Commission File No. 0-3189
                                               ------

                              NATHAN'S FAMOUS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     11-3166443
-----------------------------------------     ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1400 Old Country Road, Westbury, New York                 11590
-----------------------------------------     ----------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (516) 338-8500
                                                   -----------------------------
           Securities registered pursuant to Section 12(b) of the Act:

    Title of Class                     Name of Each Exchange on which Registered
    --------------                     -----------------------------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 7, 2002 was approximately $24,399,888.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 7, 2002, there were 6,272,511 shares of Common Stock, par value $.01 per share outstanding.

     Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14-A of the Securities Exchange Act of 1934.

                                     PART I

Item 1.  Business
-------  --------

     As used herein, unless we otherwise specify, the terms "we," "us," "our" and "Nathan's" mean Nathan's Famous, Inc. and its subsidiaries, including Miami Subs Corporation, owner of the Miami Subs brand, and NF Roasters Corp., owner of the Kenny Rogers brand.

     We have historically operated and franchised fast food units featuring Nathan's famous brand all beef frankfurters, crinkle-cut french fried potatoes, and a variety of other menu offerings. Our Nathan's brand company-owned and franchised units operate under the name "Nathan's Famous," the name first used at our original Coney Island restaurant opened in 1916. Since fiscal 1998, we supplemented our Nathan's franchise program with our Branded Product Program which enables foodservice retailers to sell some of Nathan's proprietary products outside of the realm of a traditional franchise relationship. During fiscal 2000, we acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. and also completed a merger with Miami Subs Corporation whereby we acquired the remaining 70% of Miami Subs common stock we did not already own.

Over the past five years, we have focused on developing our restaurant system by opening franchised restaurants, operating our existing company-owned restaurants, expanding our supermarket licensing program of the Nathan's brand, implementing our Nathan's Branded Product Program, and began developing an international master franchising program. In an effort to expand our restaurant system and expand our brand portfolio, during fiscal 2000 we completed our merger with Miami Subs Corp. and our acquisition of the intellectual property of the Kenny Rogers Roasters franchise system. In addition, through our acquisition of Miami Subs, we also secured certain exclusive co- branding rights to use the Arthur Treachers' brand within the United States. We have continued to capitalize on the co-branding opportunities within our existing restaurant system, as well as seek to develop new multi-brand marketing and development plans.

     At March 31, 2002, our system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 364 franchised units, including three units operating pursuant to management agreements, 22 company-owned units concentrated in the New York metropolitan area (including New Jersey) and Florida and approximately 1,500 branded product points of sale under our Branded Product Program, located in 39 states, the District of Columbia, and 14 foreign countries.

     We plan to further introduce our co-branding opportunities within the existing restaurant system, seek to expand the scope and market penetration of our Branded Product Program, further develop the restaurant operations of existing franchised and company-owned outlets for all restaurant concepts, and open new franchised outlets of all of our restaurant concepts in traditional or captive market environments. We may selectively consider opening new company-owned restaurants. We also plan to develop an international presence through the use of master franchising agreements based upon individual or combined use of all three restaurant concepts.

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

     On November 25, 1998, we purchased 2,030,250 shares of Miami Subs Corporation (after giving effect to a 4 for 1 reverse stock split), or approximately 30% of its then outstanding common stock for $4,200,000. On September 30, 1999, we completed our merger with Miami Subs and acquired the remaining outstanding shares of Miami Subs in exchange for 2,317,980 shares of our common stock and warrants to acquire 579,040 additional shares of our common stock at a price of $6.00 per share.

Restaurant Operations

Nathan's Concept and Menus

     Our Nathan's concept offers a wide range of facility designs and sizes, suitable to a vast variety of locations and features a core menu, consisting of the "Nathan's Famous" all-beef frankfurters, crinkle-cut french fries and beverages. Nathans' menu is designed to be tailored to take advantage of site-specific market opportunities by adding complementary food items to the core menu. The Nathan's concept is suitable to stand alone or be co-branded with other nationally recognized brands.

     Nathans' hot dogs are all-beef and are free from all fillers and starches. Hot dogs are flavored with the original secret blend of spices created by Ida Handwerker in 1916, which historically have distinguished Nathans' hot dogs. Hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 86 years. Our signature crinkle-cut french fried potatoes are featured at each Nathan's restaurant. Nathans' french fried potatoes are cooked to order in 100% cholesterol-free corn oil. We believe that the majority of sales in our company-owned units consist of Nathan's famous hot dogs, crinkle-cut french fried potatoes and beverages.

     Individual Nathan's restaurants supplement their core menu of hot dogs, french fries and beverages with a variety of other quality menu choices: chargrilled hamburgers, chargrilled chicken sandwiches, Philly Cheesesteaks, selected seafood and other chicken items, a breakfast menu and assorted desserts and snacks. While the number of supplemental menus carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Each of these supplemental menu options consists of a number of individual items; for example, the hamburger menu may include chargrilled bacon cheeseburgers, superburgers and super cheeseburgers. We maintain the same quality standard with each of Nathan's supplemental menus as we do with Nathans' core hot dog and french fried potato menu. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. Nathan's also has a "Kids Meal" program in which various menu alternatives are combined with toys to appeal to the children's market.

     Nathans' restaurant units are available in a range of sizes from 300 to 4,000 sq. ft. We have also developed Nathan's carts, kiosks, and modular units. Our smaller units may not have customer seating areas, although they may often share seating areas with other fast food outlets in food court settings. Other units generally provide seating for 45 to 125 customers. Carts, kiosks and modular units generally carry only the core menu. This menu is supplemented by a number of other menu selections in our other restaurant types.

     We believe Nathan's carts, kiosks, modular units and food court designs are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry food service, within larger retail operations and other captive markets. Many of these smaller units have been designed specifically to support our expanding Branded Product Program. All of these units feature the Nathan's logo and utilize a contemporary design.

Miami Subs  Concept and Menu

     Our Miami Subs concept features a wide variety of moderately priced lunch, dinner and snack foods, including hot and cold submarine sandwiches, various ethnic foods such as gyros and pita sandwiches, flame grilled hamburgers and chicken breast sandwiches, cheesesteaks, chicken wings, fresh salads, ice cream and other desserts. Soft drinks, iced tea, coffee, beer and wine are also offered.

     Freshness and quality of breads, produce and other ingredients are emphasized in Miami Subs restaurants. The Miami Subs menu may include low-fat selections such as salads, grilled chicken breasts, and non-fat frozen yogurt which we believe are perceived as nutritious and appealing to health conscious consumers. We believe Miami Subs has become known for certain "signature" foods, such as grilled chicken on pita bread, cheesesteaks and gyros on pita bread.

     Miami Subs restaurants feature a distinctive decor unique to the Miami Subs concept. The exterior of free- standing restaurants feature an unusual roof design and neon pastel highlights for easy recognition. Interiors have a tropical motif in a neon pink and blue color scheme with murals of fish, mermaids, flamingos and tropical foliage. Exteriors and interiors are brightly lit to create an inviting, attractive ambience to distinguish our restaurants from those of our competitors. At March 31, 2002, 112 of the Miami Subs restaurants were located in freestanding buildings, ranging between 2,000 and 5,000 square feet. Certain other Miami Subs restaurants are scaled down to accommodate non-traditional captive market environments.

     Miami Subs restaurants are typically open seven days a week, generally opening at 10:30 am, with many of the restaurants having extended late-night hours. Indoor service is provided at a walk-up counter where the customer places an order and is given an order number and a drink cup. The customer then proceeds to a self service soda bar while the food is prepared to order. Drive-thru service is provided at substantially all free-standing Miami Subs restaurants. We estimate that drive-thru sales account for approximately 45% of sales in free-standing restaurants.

     Currently, 102 Miami Subs restaurants have introduced our co-branded menu consisting of Nathan's, Kenny Rogers Roasters or Arthur Treachers' signature products. We have created a new image for Miami Subs based upon this co-branding strategy called "Miami Subs Plus" which has been heavily marketed in Southern Florida beginning in July 2001.

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

   The traditional Kenny Rogers Roasters restaurants are free standing buildings offering dine-in and drive thru delivery options ranging in size between 3,000 and 4,000 sq. ft. with seating capacity for approximately 125 guests. Other prototype restaurant designs that are being considered include food court units and scaled down in-line and free standing restaurant types. We have recently begun to co-brand Kenny Rogers Roasters with Nathan's by introducing Nathan's famous all-beef frankfurters, crinkle-cut french fries and hamburger menus to supplement Roasters' core menu offerings.

Franchise Operations

     At March 31, 2002, our franchise system, including our Nathan's, Miami Subs and Kenny Rogers restaurant concepts, consisted of 364 units operating in 22 states and 14 foreign countries.

     Today, our franchise system counts among its 172 franchisees and licensees such well known companies as Host Marriott Services USA, Inc., ARAMARK Leisure Services, Inc., CA1 Services, Inc., Service America Corp., Culinart and Sodexho USA. We continue to seek to market our franchising program to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units.

     As of March 31, 2002, Host Marriott operated 34 franchised outlets, including 17 units at airports, 14 units within highway travel plazas and three units within malls.

Nathan's Franchise Program

     Franchisees are required to execute a standard franchise agreement prior to opening each Nathan's Famous unit. Our current standard Nathan's franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 5.0% of restaurant sales and the expenditure of 2.0% of restaurant sales on advertising. We also offer a modified franchise agreement tailored to meet the needs of franchisees who desire to operate a Nathan's of a smaller size offering a reduced menu. The modified franchise agreement provides for the initial franchise fee of $15,000 which is payable upon execution of the agreement, monthly royalties of 5.0% and the expenditure of 2.0% of restaurant sales on advertising. We may offer alternatives to the standard franchise agreement, particularly having to do with advertising requirements. Marriott and National Restaurant Management, Inc., are among those franchisees who are not subject to the requirement to spend a percentage of sales on advertising. The initial term of the typical franchise agreement is 20 years, with a 15-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

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

     Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us and applied on a system-wide basis. We continuously monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise or license agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise or license agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 31, 2002, ("fiscal 2002") franchisees have opened 16 new Nathan's franchised units and we did not terminate any Nathan's franchise agreements for non-compliance.

     Franchisees who desire to open multiple units in a specific territory within the United States may enter into a standard area development agreement under which we receive an advance fee based upon the number of proposed units which the franchisee is authorized to open. This advance is credited against the franchise fee payable to us as provided in the standard franchise agreement. We may also grant exclusive territorial rights in foreign countries for the development of Nathan's units based upon compliance with a predetermined development schedule. We would require an exclusivity fee to be conveyed for such exclusive rights.

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

     To maintain uniform standards of appearance, service and food and beverage quality for our Miami Subs restaurants, we have adopted policies and implemented a monitoring program. Franchisees are expected to adhere to specifications and standards in connection with the selection and purchase of products used in the operation of the Miami Subs restaurant. Detailed specifications are provided for the products used, and franchisees must request approval for any deviations. We do not generally sell equipment, supplies or products to our Miami Subs franchisees. The franchise agreement requires franchisees to operate their restaurants in accordance with Miami Subs' requirements. We require our franchisees to use specified kitchen equipment to maximize consistency and speed of food preparation. Ongoing advice and assistance is provided to franchisees in connection with the operation and management of each restaurant. Our area consultants are responsible for oversight of franchisees and periodically visit each restaurant. During such visits, the area consultant completes a report which contains evaluations on speed of preparation for menu items, quality of delivered product, cleanliness of restaurant facilities as well as evaluations of managers and other personnel. The area consultants also make announced and unannounced follow-up visits to ensure adherence to operational specifications.

     Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 31, 2002, franchisees have opened 4 new Miami Subs franchised units and we did not terminate any Miami Subs franchise agreements for non-compliance.

Kenny Rogers Roasters Franchise Program

     Kenny Rogers Roasters franchisees from the previous franchise system were required to execute amended and restated franchise agreements in order to preserve their franchised units. The amended and restated franchise agreement affirmed the franchisees responsibilities and offered reduced royalties to 3% of sales and waived advertising fund payments through March 31, 2001. These reduced rates have been extended until March 31, 2003. Future Kenny Rogers Roasters franchisees will have to execute our current standard franchise agreement which provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 4.5% of restaurant sales and the expenditure of 2.5% of restaurant sales on advertising. In some specific situations, we may offer alternatives to the standard franchise agreement. The initial term of the typical franchise agreement is 20 years, with up to a 20-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

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

     Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. We develop all standards and specifications, which are applied on a system-wide basis. We continuously monitor franchisee operations. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 31, 2002, three Kenny Rogers Roasters franchise agreements were terminated for non-compliance.

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

     As of March 31, 2002, we operated 16 company-owned Nathan's units, including one kiosk and one seasonal location, in New York and New Jersey. Three of these restaurants are older and significantly larger units which do not conform to current designs. These units carry a broader selection of menu items than current designs. The items offered at our restaurants, other than the core menu, tend to have lower margins than the core menu. The older units require significantly higher levels of initial investment than current franchise designs and tend to operate at a lower sales/investment ratio. Consequently, we do not intend to replicate these older units in future company-owned units.

     We entered into a food service lease agreement with Home Depot U.S.A., Inc. under which we lease space in certain Home Depot Improvement Centers to operate Nathan's restaurants. The term of each Home Depot agreement is five years from the date on which the restaurant opens, with one five year renewal option. We currently operate seven units within Home Depot Improvement Centers, including one kiosk.

     Company-owned units currently range in size from approximately 440 square feet to 10,000 square feet and are located principally in retail shopping environments or are free-standing buildings. All restaurants, except our seasonal boardwalk location, have seating to accommodate between 30 and 325 customers. The restaurants are designed to appeal to all ages and generally are open seven days a week. We have established high standards for food quality, cleanliness and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards. Restaurant service areas, seating, signage and general decor are contemporary.

Company-owned Miami Subs Restaurant Operations

     As of March 31, 2002, we operated four Miami Subs restaurants located in Southern Florida. All of our company-owned Miami Subs restaurants are free-standing restaurants offering drive-thru operations as well as dine-in seating. The restaurants generally are approximately 3,100 square feet with seating capacity for approximately 90 guests. We are presently evaluating our company-owned restaurants and might seek to franchise some of these restaurants.

     Commencing January 2000, we introduced a re-engineered Miami Subs menu within our company-owned restaurants. Throughout fiscal years 2001 and 2002, our menu development activities emphasized our co-branding strategy of including certain Nathan's, Kenny Rogers Roasters and Arthur Treachers' signature products within the Miami Subs restaurant system.


Company-owned Kenny Rogers Roasters Restaurant Operations

     At March 31, 2002, we operated two Kenny Rogers Roasters restaurants in Rockville Centre and Commack New York. These units are traditional free-standing buildings, each with a drive thru. In addition to the standard Kenny Rogers
Roasters menu, both restaurants feature Nathan's all-beef frankfurters, crinkle-cut french fries, chargrilled hamburgers and other select Nathan's menu items, including a newly formulated kids' menu. Arthur Treachers' products are also featured in the Rockville Centre restaurant. As of March 31, 2002, we decided to sell of our company-operated Kenny Rogers Roasters restaurant in Rockville Centre, New York and are actively engaged in negotiations with a prospective purchaser.

     In April 2002, we opened a new limited-menu Kenny Rogers food court outlet, as part of a major remodeling of a large Company-owned Nathan's facility in Oceanside, New York.

International Franchising

     As of March 31, 2002, our franchisees operated 90 units in 14 foreign countries having significant representations within Malaysia, the Philippines, and the Middle-East. The vast majority of foreign operations consist of Kenny Rogers Roasters units, although our Nathan's and Miami Subs restaurant concepts also have foreign franchise operations. During the current fiscal year, our international franchising program opened 11 Roasters as follows: four in the Philippines and seven in Malaysia.

     To date, we also executed Letters of Intent to enter into Master Development Agreements for the rights to China, Japan, India and Turkey and are currently in various stages of discussions for development in other foreign countries. We may grant exclusive territorial rights, in foreign countries, based upon compliance with a pre-determined development schedule and would require that an exclusivity fee be conveyed for these rights. We plan to develop internationally through the use of master franchising agreements based upon individual or combined use of all three restaurant concepts.

Location Summary

The following table shows the number of our company-owned and franchised or licensed units in operation or under development at March 31, 2002 and their geographical distribution:

                                           Franchise
Location                     Company     or License(1)   Total
--------                     -------     ------------    -----
Alabama                           -            4           4
Arizona                           -            3           3
California                        -            5           5
Colorado                          -            1           1
Connecticut                       -            4           4
Florida                           4          112         116
Georgia                           -            3           3
Idaho                             -            1           1
Indiana                           -            1           1
Maryland                          -            1           1
Massachusetts                     -            1           1
Michigan                          -            2           2
Minnesota                         -            2           2
Missouri                          -            4           4
Nevada                            -            4           4
New Jersey                        2           44          46
New York                         16           54          70
North Carolina                    -           15          15
Pennsylvania                      -            6           6
South Carolina                    -            2           2
Tennessee                         -            1           1
Texas                             -            4           4
                                 --          ---         ---
Domestic Subtotal                22          274         296
                                 --          ---         ---
International Locations
Bahamas                           -            2           2
Brunei                            -            1           1
Canada                            -            3           3
Cypress                           -            1           1
Dominican Republic                -            2           2
Egypt                             -            4           4
Indonesia                         -            1           1
Israel                            -            1           1
Malaysia                          -           30          30
Philippines                       -           35          35
Puerto Rico                       -            2           2
Saudi Arabia                      -            2           2
Singapore                         -            4           4
United Arab Emirates              -            2           2
                                 --          ---         ---
International Subtotal            -           90          90
                                 --          ---         ---
Grand Total                      22          364         386
                                 --          ---         ---

(1) Includes 3 units operating by third parties pursuant to management agreements and does not include our Branded Product Program.

Branded Product Program

     The "Branded Product Program" was launched during fiscal 1998. The program was expressly created to provide a new vehicle for the sale of Nathan's hot dogs and other proprietary items. Through the program, Nathan's provides qualified foodservice operators in a variety of venues, the opportunity to capitalize on Nathan's superior signature products and valued brand equity. In conjunction with the program, the operators are granted a limited use of the Nathan's trademark, as well as Nathan's point of purchase materials. We sell products either directly to the end users, or to various foodservice distributors who provide the product to retailers.

     As of March 2002, the branded product program was comprised of approximately 1,500 points of sale. The program is unique in its flexibility and broad appeal. Hot dogs are offered in a variety of sizes and even come packaged with buns for vending machine use. The Canteen Corporation, America's largest vending company, uses Nathan's packaged hot dogs throughout its system.

     During the past two years the locations offering the branded product have been significantly expanded. Today, Nathan's hot dogs are being offered by major hotel and casino operations such as Park Place Entertainment (Caesar's, Paris, Bally's, Flamingo, etc.), as well as all of the Trump Casino operations in Atlantic City, New Jersey. National movie theaters, such as, National Amusement and Muvico, now offer Nathan's at their concession stands. A wide variety of colleges and universities serve Nathan's hot dogs. Our product is also offered in the cafeteria at the House of Representatives and the Kennedy Space Center. Nathan's hot dog is the official hot dog of the New York Yankees for the 2001-2003 baseball seasons.

     Of particular significance is our recent expansion into the fast food arena, where Nathan's hot dogs are currently being offered at a variety of restaurants such as, Johnny Rockets, Flamers, and A&W Hot Dogs & More. As we expand the program, we continue to open new opportunities with high volume potential. In addition to over 75 airport locations, Nathan's is now offered on Amtrak Trains throughout the nation, as well as a number of highway travel plazas.

Expansion Program

     We expect to continue opening new franchised units for each restaurant concept individually and on a co- branded basis, expanding product distribution through alternative means such as branded products or supermarket licensing arrangements, developing master franchising programs in foreign countries and continue introducing each restaurant concepts' signature products through co-branding efforts within our existing restaurant system.

     During fiscal 2003, we may selectively open new company-owned units, concentrated within the New York metropolitan area or in Southern Florida using our co-branded format. Existing company-owned units are principally located in the New York metropolitan area and Southern Florida market where we have extensive experience in operating restaurants. We may consider new opportunities in both traditional and captive market settings. We anticipate that we will open franchised units of all three restaurant concepts individually and develop new co-branded outlets. We have engaged an imaging and equipment design firm to assist us with the development of certain prototype restaurants.

     We expect that during fiscal 2003 our international development efforts will take on added dimensions as a result of the co-branding opportunities that we now offer. We believe that in addition to restaurant franchising of our three restaurant concepts, there is the opportunity to further increase revenues by offering master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, subfranchising restaurants to others, licensing the manufacture of our signature products, selling our signature products through supermarkets and allowing for the further development of our Branded Product Program. Qualified persons or entities must have satisfactory foodservice experience managing multiple units, the appropriate infrastructure and the necessary financial resources to support the business development.

     We will also seek to continue the growth of our Branded Product Program in fiscal 2003 through the addition of new points of sale for Nathan's hot dogs. We believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products into branded products throughout the foodservice industry. In addition, certain Miami Subs, Kenny Rogers Roasters and Nathan's products may be included as part of our Branded Product Program.

Co-branding

     We believe that there is a substantial opportunity for co-branding among restaurant concepts. In addition to the three restaurant concepts that we own, we also maintain certain co-branding rights for the use of the brand "Arthur Treacher's Fish & Chips" within the United States.

     During the fiscal year ended March 31, 2002, we began to implement our co-branding strategy within our existing restaurant system. "Host Restaurants" continue to operate pursuant to their current franchise agreements. Existing franchisees executed an addendum to their agreement which defined the terms of our co-branding relationship. As part of our co-branding strategy for the Miami Subs franchise system, an entirely new marketing approach was developed to include the name "Miami Subs Plus". In January 2001, we began to implement our co-branding strategy by offering to the Miami Subs franchise community the ability to add Nathan's, Kenny Rogers Roasters and Arthur Treachers' signature products to their menus. During fiscal 2003, we intend to focus on co-branding within the Nathan's system by adding the Kenny Rogers brand , and including the Arthur Treacher's brand at additional Nathan's restaurants.

     To date, the Arthur Treacher's brand has been introduced within 133 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand has been added to the menu of 88 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand has been introduced into 79 Miami Subs and Nathan's restaurants. We have introduced the Miami Subs brand in three company-owned Nathan's and one Kenny Rogers franchised restaurants.

     We believe that our brand offerings compliment each other and will enable us to market franchises of co- branded units and continue co-branding within existing franchised units. The Nathan's and Miami Subs products are typically stronger during lunch while the Kenny Rogers Roasters and Arthur Treachers' products are generally stronger during dinner.

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

Licensing Program

     We license SMG, Inc. to produce packaged hot dogs and other meat products according to Nathans' proprietary recipes and spice formulations, and to use "Nathan's Famous" and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, groceries and other outlets, thereby providing foods for off-premises consumption. The SMG agreement expires in 2014 and provides for royalties ranging between 3% to 5% of sales. The percentage varies based on sales volume, with escalating minimum royalties. Earned royalties of approximately $1,724,000 in fiscal 2002 exceeded the contractual minimum established under the agreement. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the "Nathan's Famous" hot dog in their homes helps promote "Nathan's Famous" restaurant patronage. Supermarket sales of our hot dogs are concentrated in the New York metropolitan area, New England, Florida, California and certain other select markets. Royalties from SMG provided the majority of our fiscal 2002 retail license revenues.

     In November 1997, we executed a license agreement with J.J. Mathews & Co, Inc. to market a variety of Nathan's packaged menu items for sale within supermarkets and groceries. The agreement called for us to receive royalties based upon sales, subject to minimum annual royalties, as specified in the agreement. During fiscal 2001 the license agreement was terminated.

     During fiscal 2002, certain products were also distributed under licensing agreements with Gold Pure Food Product's Co., Inc. and Herman Pickle Packers, Inc. Both companies licensed the "Nathan's Famous" name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned during fiscal 2002 have not been significant.

     We also license the manufacture of the proprietary spices and marinade which are used to produce Nathans' hot dogs and Kenny Rogers chicken. During fiscal 2002 and 2001, we earned $249,000 and $284,000, respectively, under these agreements.

Provisions and Supplies

     Our proprietary hot dogs are produced by SMG, Inc. in accordance with Nathans' recipes, quality standards and proprietary spice formulations. John Morrell & Company, our licensee prior to SMG, has retained the right to produce Nathans' proprietary spice formulations. Kenny Rogers Roasters proprietary marinade and spice formulations are produced by McCormick and Co., Inc. All other company provisions are purchased and obtained from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants to ensure adequate supply of high quality items at competitive prices.

     We utilize a unified source for the distribution needs of all of our restaurant concepts pursuant to a national food distribution contract with Marriott Distribution Services. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement is more efficient and cost effective than having multiple distributors.

Marketing, Promotion and Advertising

     We maintain advertising funds for local, regional and national advertising under the Nathan's Famous Systems, Inc. Franchise Agreement. Nathans' franchisees are generally required to spend on local marketing activities or contribute to the advertising funds up to 2.5% of restaurant sales for advertising and promotion. Marriott and National Restaurant Management, Inc. are among the current franchisees who are not subject to this requirement. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.5% and the contribution to the advertising fund must be expended on local programs approved by us as to form, content and method of dissemination.

     Throughout fiscal 2002, Nathans' primary marketing emphasis continued to be focused on local store marketing campaigns featuring a value oriented strategy supplemented with promotional "Limited Time Offers." We anticipate that near-term marketing efforts for Nathan's will continue to emphasize local store marketing activities.

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

     Our Miami Subs advertising programs principally use radio and print, and carry the theme that Miami Subs offers a variety of menu selections at competitive, fast food prices. Our Miami Subs radio advertisements are broadcast principally in markets where there are sufficient restaurants to benefit from such advertisements. In the summer 2001, we used a television, radio and newsprint campaign to introduce the new co-branded Miami Subs Plus concept in Southern Florida.

     The physical facility of each Miami Subs restaurant represents a key component of our Miami Subs marketing strategy. The restaurants have well-lit exteriors featuring a distinctive roof design, an abundance of pastel neon lights and a lively interior featuring a tropical motif which we believe creates strong appeal during the day and night.

     We maintain separate advertising funds on behalf of the Kenny Rogers Roasters franchise system for regional and national advertising under the NF Roasters Corp. Franchise Agreement. Franchisees who signed up to participate in the new system are required to contribute to the advertising funds .50% of restaurant sales for advertising and promotion for the year April 1, 1999 through March 31, 2000 and .75% of restaurant sales for advertising and promotion thereafter. However, contributions to the marketing fund for the years April 1, 2000 through March 31, 2003 have been waived. New franchisees will be expected to spend on local marketing activities or contribute to the advertising funds up to 2.5% of restaurant sales for advertising and promotion.

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

     The FTC's "Trade Regulation Rule Concerning Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" requires us to disclose certain information to prospective franchisees. Fifteen states, including New York, also require similar disclosure. While the FTC rule does not require registration or filing of the disclosure document, fourteen states require franchisors to register the disclosure document (or obtain exemptions from that requirement) before offering or selling a franchise. The laws of seventeen other states require some form of registration under "business opportunity" laws, which sometimes apply to franchisors such as the franchisor of the Nathan's Famous, Miami Subs, and Kenny Rogers Roasters systems.

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

     Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. At March 31, 2002, we offered for sale beer or wine in six of our existing company-operated restaurants. Each of these restaurants have current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

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

Employees

     At March 31, 2002, we had 557 employees, of whom 65 were corporate management and administrative employees, 75 were restaurant managers and 417 were hourly full-time and part-time food-service employees. Food-service employees at five locations are represented by Local 1115-NY, a division of District 1115, AFL - CIO CLC, under various agreements which will expire in April 2003. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 30 years.

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

     We believe that our emphasis on our signature products and the reputation of these products for taste and quality set us apart from our major competitors. As fast food companies have experienced flattening growth rates and declining average sales per restaurant, some of them have adopted "value pricing" and or deep discount strategies. These strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors' price reductions. We have introduced our own form of "value pricing," selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions. We have expanded our value pricing strategy by offering multi-sized alternatives to our value priced combo meals. Extensive price discounting in the fast food industry could have an adverse effect on us.

     We also compete for the sale of franchises with many franchisors of restaurants and other business concepts to qualified and financially capable franchisees and with numerous companies for the sale and distribution of our licensed hot dogs and other packaged foods, within supermarkets, primarily on the basis of reputation, flavor, quality and price.

Item 2.  Properties
------   ----------

     Our principal executive offices consist of approximately 9,700 sq. ft. of leased space in a modern, high-rise office building in Westbury, New York which expires in November 2009. We also own Miami Subs' regional office consisting of approximately 8,500 sq. ft. in Fort Lauderdale, Florida. We currently own three restaurant properties consisting of 2,650 sq. ft. Nathan's restaurant, at 86th Street in Brooklyn, New York located on a 25,000 sq. ft. lot, a 2,400 sq. ft. Miami Subs restaurant in Largo, FL located on a 47,000 sq. ft. lot and a 2,600 sq. Ft. Miami Subs restaurant in Miami, FL located on a 25,000 sq. ft. lot. At March 31, 2002, other company-owned restaurants which were operating or developed were located in leased space with terms expiring as shown in the following table:

                                                       Current Lease        Approximate
                                  Location            Expiration Date      Square Footage
                                  --------            ---------------      --------------
   Nathan's Restaurants
   --------------------
Coney Island                    Brooklyn, NY            December 2007           10,000
Coney Island Boardwalk          Brooklyn, NY            October 2002               440
Kings Plaza Shopping Center     Brooklyn, NY            July 2010                4,200
Long Beach Road                 Oceanside, NY           May 2011                 7,300
Central Park Avenue             Yonkers, NY             April 2010              10,000
Jericho Turnpike                Commack, NY             March 2003               3,200
Hempstead Turnpike              Levittown, NY           September 2004           4,100
Broad Hollow Road               Farmingdale, NY         April 2003               2,200
Jericho Home Depot              Jericho, NY             September 2004           1,500
Copiague Home Depot             Copiague, NY            April 2005               1,200
Flushing Home Depot             Flushing, NY            June 2005                1,500
Elmont Home Depot               Elmont, NY              October 2005             1,500
Union Home Depot                Union, NJ               January 2008               960
Staten Island Home Depot        Staten Island, NY       July 2007                1,680
Brooklyn Home Depot             Brooklyn, NY            March 2008                 950

   Kenny Rogers Roasters
   ---------------------
Commack Roasters                Commack, NY             October 2013             3,100
Rockville Centre Roasters       Rockville Centre, NY    April 2018               4,000

   Miami Subs Restaurants
   ----------------------
17th Street                     Ft. Lauderdale, FL      August 2003              3,000
Lauderhill                      Lauderhill, FL          May 2007                 4,000
South Miami                     Miami, FL               August 2006              3,500
Lejune and 11th                 Miami, FL               September 2002           2,500

     Leases for Nathan's restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants' revenues. Many of the Nathan's leases also provide for renewal options ranging between five and 25 years upon expiration of the prime lease.

     We assumed the leases for the two properties operated as Kenny Rogers Roasters from the previous restaurant operator. These leases have remaining terms of 11 and 12 years and also provide for a base rent plus real estate taxes, insurance and other expenses. We are currently seeking to sell the Rockville Centre restaurant and terminate the lease.

     Properties leased by Miami Subs restaurants generally provide for an initial lease term of up to 20 years and renewal terms of five to 20 years. The leases generally provide for fixed rents plus adjustments based on changes in the consumer price index or percentage rentals on gross sales. Restaurants and other facilities are leased or sub-leased to franchisees or others on terms which are generally similar to the terms in our lease with the third-party landlord, except that in certain cases the rent has been increased. We remain liable for all lease costs when properties are sub-leased to franchisees or others. At March 31, 2002, we were the sublessor to 34 properties pursuant to these arrangements, 11 of the restaurants leased/sub-leased to franchisees or others are located outside of Florida.

     Aggregate rental expense, net of sublease income, under all current leases amounted to $2,734,000 in fiscal 2002.

Item 3.  Legal Proceedings
------   -----------------

     We and our subsidiaries are from time to time involved in ordinary and routine litigation. We are also involved in the following litigation:

     Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the amended complaint, the plaintiffs, a minor and her mother, are seeking damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's Famous' former employees claiming that the Nathan's entities failed to properly supervise minor employees, failed to monitor its supervisory personnel, and were negligent in hiring, retaining and promoting the individual defendant, who allegedly molested, harassed and raped the minor plaintiff, who was also an employee. On May 29, 2002, as a result of a mediation, this action was settled, subject to court approval. In the event the court approves the settlement, the plaintiffs will be paid $650,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
------   --------------------------------------------------------------------

Common Stock Prices

     Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System ("Nasdaq") under the symbol "NATH." The following table sets forth the high and low closing share prices per share for the periods indicated:

                                               High          Low
--------------------------------------------------------------------------------

Fiscal year ended March 31, 2002
    First quarter                            $ 3.50         $ 2.87
    Second quarter                             3.55           3.10
    Third quarter                              3.60           3.07
    Fourth quarter                             3.62           3.21

Fiscal year ended March 25, 2001
    First quarter                            $ 4.00         $ 2.75
    Second quarter                             3.94           2.88
    Third quarter                              3.81           2.56
    Fourth quarter                             3.88           2.88

At June 7, 2002 the closing price per share for our common stock, as reported by Nasdaq was $3.8820.

Dividend Policy

     We have not declared or paid a cash dividend on our common stock since our initial public offering. It is our Board of Directors' policy to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

     As of June 7, 2002, we had 830 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Equity Compensation Plan Information

     The following chart summarizes the options and warrants outstanding and available to be issued at March 31, 2002:

------------------------------ ---------------------------- ---------------------------- ----------------------------
        Plan Category          Number of securities to be    Weighted-average exercise      Number of securities
                                 issued upon exercise of       price of outstanding        remaining available for
                                 outstanding options and       options and warrants         future issuance under
                                        warrants                                          equity compensation plans
                                                                                            (excluding securities
                                                                                          reflected in column (a))

                                           (a)                          (b)                          (c)

------------------------------ ---------------------------- ---------------------------- ----------------------------
  Equity compensation plans
approved by security holders                1,339,896                 $4.8083                     153,666
------------------------------ ---------------------------- ---------------------------- ----------------------------
  Equity compensation plans
  not approved by security
           holders                            800,000                 $3.5529                       -0-
------------------------------ ---------------------------- ---------------------------- ----------------------------
            Total                           2,139,896                 $4.3390                     153,666
------------------------------ ---------------------------- ---------------------------- ----------------------------

Item 6.  Selected Consolidated Financial Data
------- -------------------------------------

                                                                                Fiscal years ended
                                                        March 31,     March 25,      March 26,    March 28,    March 29
                                                           2002          2001          2000          1999        1998
                                                       -------------------------------------------------------------------
                                                                       (In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
   Sales                                                    $32,349        $34,799      $29,642     $23,964    $22,971
   Franchise fees and royalties                               7,944          8,814        5,906       3,230      3,062
   License royalties, investment and other income             4,106          3,561        2,343       1,953      2,393
                                                    -------------------------------------------------------------------
      Total revenues                                         44,399         47,174       37,891      29,147     28,426
                                                    -------------------------------------------------------------------
Costs and Expenses:
   Cost of sales                                             21,643         22,530       18,977      14,932     14,017
   Restaurant operating expenses                              7,788          8,964        8,208       5,780      6,411
   Depreciation and amortization                              1,661          1,791        1,358       1,065      1,035
   Amortization of intangible assets                            888            839          716         384        384
   General and administrative expenses                        9,292          8,978        8,222       4,722      4,755


   Interest expense                                             256            310          198           1          6
   Impairment of long-lived assets                              685            127          465         302        ---
   Impairment of notes receivable                               185            151          840         ---        ---
   Other (income) expense                                      (210)           462          427        (349)       ---
                                                    -------------------------------------------------------------------
     Total costs and expenses                                42,188         44,152       39,411      26,837     26,608
                                                    -------------------------------------------------------------------
Income (loss) before provision (benefit)
  for income taxes                                            2,211          3,022      (1,520)       2,310      1,818
Provision (benefit) for income taxes                            962          1,416        (250)       (418)        290
                                                    -------------------------------------------------------------------
Net income (loss)                                             1,249          1,606     ($1,270)      $2,728     $1,528
                                                    ===================================================================

Per Share Data:
Net income (loss)
      Basic                                                   $0.18          $0.23      ($0.22)       $0.58      $0.32
      Diluted                                                 $0.18          $0.23      ($0.22)       $0.57      $0.32

Dividends                                                      ----           ----         ----        ----       ----

Weighted average shares used in computing
net income (loss)  per share
     Basic                                                    7,048          7,059        5,881       4,722      4,722
     Diluted (1)                                              7,083          7,098        5,881       4,753      4,749


Balance Sheet Data at End of Fiscal Year:
   Working capital (deficit)                                $ 9,565         $5,210      ($  322)    $ 3,708    $ 6,105
   Total assets                                              48,745         51,826       48,583      31,250     29,539
   Long term debt, net of current maturities                  1,220          1,789        3,131           0          9
   Stockholders' equity                                     $36,145        $35,031      $33,347     $26,348    $23,586
                                                    ===================================================================

Selected Restaurant Operating Data:
   Systemwide Restaurant Sales:
     Company-owned                                         $ 27,484        $30,946      $27,478     $21,981    $22,332
     Franchised                                             185,389        208,889      152,627      64,178     58,802
                                                    -------------------------------------------------------------------
       Total                                               $212,873       $239,835     $180,105     $86,159    $81,134
                                                    ===================================================================


Number of Units Open at End of Fiscal Year:
     Company-owned                                               22             25           32          25         27
     Franchised                                                 364            386          415         163        156
                                                    -------------------------------------------------------------------
       Total                                                    386            411          447         188        183
                                                    ===================================================================

Notes to Selected Financial Data

(1) Common stock equivalents have been excluded from the computation for the year ended March 26, 2000 as the impact of their inclusion would have been anti-dilutive.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

Introduction

     As used in this Report, the terms "we", "us", "our" and "Nathan's" mean Nathan's Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

     During the fiscal year ended March 26, 2000, we completed two acquisitions that provided us with two highly recognized brands. On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, we acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation we did not already own. Our revenues are generated primarily from operating company-owned restaurants and franchising the Nathan's, Miami Subs and Kenny Rogers restaurant concepts, licensing agreements for the sale of Nathan's products within supermarkets and selling products under Nathan's Branded Product Program. The Branded Product Program enables foodservice operators to offer Nathans' hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

     In addition to plans for expansion through franchising and our Branded Product Program, Nathan's is continuing to capitalize on the co-branding opportunities within its existing restaurant system. To date, the Arthur Treacher's brand has been introduced within 133 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand has been added to the menu of 88 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand has been introduced into 79 Miami Subs and Nathan's restaurants. We have begun testing the Miami Subs brand in three company-owned Nathan's restaurants and one Kenny Rogers franchised restaurant.

     In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. Through March 31, 2002, we have terminated leases on 15 of those properties. We continue to market two of those properties for sale and terminated the lease for the last unit upon the lease expiration in May 2002. We also terminated 10 additional leases for properties outside of the divestiture plan.

     In the wake of the events of September 11, 2001, we have experienced lower sales at company-owned restaurants and lower royalties from franchised restaurants that operate in markets which are significant tourist destinations such as Las Vegas and South Florida. During the initial months subsequent to September 11, we realized declines at our franchised restaurants operating at airports throughout the United States as a result of the overall decline in airline traffic.

     At March 31, 2002, our combined system consisted of 364 franchised or licensed units, 22 company-owned units and approximately 1,500 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 39 states, the District of Columbia and 14 foreign countries. At March 31, 2002, our company-owned restaurant system included 16 Nathan's units, four Miami Subs units and two Kenny Rogers Roasters units, as compared to 17 Nathan's units, six Miami Subs units and two Kenny Rogers Roasters units at March 25, 2001.

Critical Accounting Policies and Estimates

     Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. We believe the following critical accounting policies involve additional management judgement due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.

     Statement of Financial Accounting Standards, or SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS 121 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually, and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. We have identified certain restaurants that have been impaired and recorded impairment charges of approximately $685,000 (relating to two restaurants), $127,000 (relating to one restaurant) and $465,000 (relating to three restaurants) in the consolidated statements of operations for fiscal years 2002, 2001 and 2000, respectively.

     Statement of Financial Accounting Standards, or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: 1) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions; 2) whether the loan is secured by collateral that is not readily marketable; or 3) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the note holder's ability to meet its obligation over that extended term. We have identified certain notes receivable that have been impaired and recorded impairment charges of approximately $185,000 (relating to two loans), $151,000 (relating to one loan) and $840,000 (relating to six loans) in the consolidated statements of operations for fiscal years 2002, 2001 and 2000, respectively.

     In the normal course of business, we extend credit to franchisees for the payment of ongoing royalties and to trade customers of our Branded Product Program. Notes and accounts receivable, net, as shown on our consolidated balance sheets were net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectibility based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectibility of a receivable is doubtful, the associated revenue is not recorded until the facts and circumstances change in accordance with Staff Accounting Bulletin SAB No 101, "Revenue Recognition".

     We are self-insured for portions of our general liability coverage. As part of our risk management strategy, our insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, we accrue estimates of our ultimate self insurance costs throughout the policy year. These estimates have been developed based upon our historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, our annual self insurance costs may be subject to adjustment from previous estimates as facts and circumstances change.

     Statement of Financial Accounting Standards, or SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment, requiring significant management judgement. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. With respect to its goodwill and intangible assets acquired prior to July 1, 2001, Nathan's is required to adopt SFAS 142 effective in its next fiscal year, commencing April 1, 2002. Nathan's will no longer amortize existing goodwill and certain intangibles having indefinite lives, thus reducing amortization expense by approximately $600,000 per year. We expect to complete our impairment analysis during the first quarter fiscal 2003 and expect to recognize an impairment charge of approximately $12 to $13 million upon adoption of SFAS No. 142.


Results of Operations

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 25, 2001

Revenues
--------

     Total sales decreased by 7.0% or $2,450,000 to $32,349,000 for the fifty-three weeks ended March 31, 2002 ("fiscal 2002 period") as compared to $34,799,000 for the fifty-two weeks ended March 25, 2001 ("fiscal 2001 period"). Sales from the Branded Product Program increased by 26.2% or $1,011,000 to $4,864,000 for the fiscal 2002 period as compared to sales of $3,853,000 in the fiscal 2001 period. Company-owned restaurant sales decreased 11.2% or $3,461,000 to $27,485,000 from $30,946,000 primarily due to operating nine fewer company-owned stores as compared to the prior fiscal period and lower sales at the two new restaurants that began operating during the fiscal 2001 period. These reductions were partially offset by sales during the fiscal 2002 period from a restaurant that was closed for renovation during the fiscal 2001 period and increased sales at the Coney Island restaurant during the summer season. Fiscal 2002 was a 53 week reporting period while fiscal 2001 was a 52 week reporting period. Approximately $390,000 in restaurant sales were generated during the additional week of operations. The unit reduction is the result of our franchising two company-owned restaurants, transferring one company-owned restaurant to a franchisee pursuant to a management agreement, closing four
unprofitable   company-owned  units  (including  three  Miami  Subs  restaurants pursuant to our divesture plan), selling one unit pursuant to an order of condemnation and closing one unit due to its lease expiration. The financial impact associated with these nine restaurants lowered restaurant sales by $3,749,000 and improved restaurant operating profits by $30,000 versus the fiscal 2001 period, excluding any one time gains or royalties to be received from restaurants sold to franchisees. Comparable restaurant sales (consisting of 15 Nathan's and four Miami Subs restaurants that have been operating for 18 months or longer as of the beginning of the fiscal year) during the comparable 52 week period increased by 2.5% versus the fiscal 2001 period.

     Franchise fees and royalties decreased by 9.9% or $870,000 to $7,944,000 in the fiscal 2002 period compared to $8,814,000 in the fiscal 2001 period. Franchise royalties decreased by $1,299,000 or 16.1% to $6,761,000 in the fiscal 2002 period as compared to $8,060,000 in the fiscal 2001 period. Domestic franchise restaurant sales decreased by 11.2% to $185,389,000 in the fiscal 2002 period as compared to $208,889,000 in the fiscal 2001 period. The majority of this decline is due to fewer franchised restaurants operating during the fiscal 2002 period as compared to the fiscal 2001 period. During the initial months subsequent to September 11, 2001, we have experienced lower royalties from franchised restaurants that operate in markets which are significant tourist destinations, such as Las Vegas and South Florida, and from franchised restaurants operating at airports throughout the United States. Further contributing to the decline is an increase in the amount of royalties deemed to be unrealizable. At March 31, 2002, 364 franchised or licensed restaurants were operating as compared to 386 franchised or licensed restaurants at March 25, 2001. Franchise fee income derived from new openings and co-branding was $875,000 in the fiscal 2002 period as compared to $754,000 in the fiscal 2001 period. This increase was primarily attributable to the fees earned from the co-branding initiative within the existing restaurant system. During the fiscal 2002 period, 18 new franchised or licensed units opened and 47 units have been co- branded. During the fiscal 2002 period we realized $308,000 in connection with forfeited development fees.

     License royalties were $2,038,000 in the fiscal 2002 period as compared to $1,958,000 in the fiscal 2001 period. This increase is comprised of higher royalties earned from sales by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

     Investment and other income was $2,068,000 in the fiscal 2002 period versus $1,603,000 in the fiscal 2001 period. During the fiscal 2002 period, Nathan's recognized net gains of 1,226,000 in connection with the sale of two company-owned restaurants and a third non-restaurant property. During the fiscal 2002 period, Nathans' investment and interest income was approximately $342,000 higher than in the fiscal 2001 period due primarily to differences in performance of the financial markets between the two periods. In the fiscal 2001 period, Nathan's recognized income of approximately $479,000 in connection with the introduction of a consolidated food distribution agreement and earned a $500,000 transfer fee in connection with a change in ownership of Nathan's licensee, SMG Inc.

Costs and Expenses
------------------

     Cost of sales decreased by $887,000 to $21,643,000 in the fiscal 2002 period from $22,530,000 in the fiscal 2001 period. During the fiscal 2002 period, restaurant cost of sales were lower than the fiscal 2001 period by approximately $1,986,000. Restaurant cost of sales were reduced by approximately $2,423,000 as a result of operating fewer company-owned restaurants. Additionally, lower cost of sales at the two Kenny Rogers Roasters restaurants opened last year offset the higher costs at our comparable restaurants. Notwithstanding the lower costs and expenses of the two Kenny Rogers Roasters restaurants, these restaurants continued to underperform. Consequently, we have decided to sell the Kenny Rogers Roasters restaurant in Rockville Centre, New York. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 62.5% in the fiscal 2002 period as compared to 61.3% in the fiscal 2001 period due primarily to higher labor and related costs. Higher costs of approximately $1,100,000 were incurred in connection with the growth of our

Branded Product Program and higher product costs incurred for much of the fiscal 2002 period. During the first twenty-six weeks of fiscal 2002, commodity prices of our primary meat products were at their highest levels in recent years causing the majority of the cost increase. In response, we raised retail prices on a selective basis in an attempt to partially offset these increases. Beginning in the third quarter fiscal 2002 these costs were lowered to their historical levels. However, should costs escalate again for an extended period, we may determine to further examine our pricing structure to attempt to reduce the impact on our margins.

     Restaurant operating expenses decreased by $1,176,000 to $7,788,000 in the fiscal 2002 period from $8,964,000 in the fiscal 2001 period. Restaurant operating costs were lower in the fiscal 2002 period by approximately $1,357,000, as compared to the fiscal 2001 period as a result of operating fewer restaurants. Restaurant operating expenses of the two restaurants opened last year were $92,000 lower during the fiscal 2002 period due in part to the higher costs attributable to last years' openings. These reductions in restaurant operating expenses were partially offset by an increase of approximately $268,000 at the comparable restaurants which were primarily driven by higher marketing and insurance costs.

     Depreciation and amortization decreased by $130,000 to $1,661,000 in the fiscal 2002 period from $1,791,000 in the fiscal 2001 period. Lower depreciation expense of operating fewer company-owned restaurants during the fiscal 2002 period versus the fiscal 2001 period was partially offset by additional depreciation expense attributable to last year's capital spending.

     Amortization of intangibles increased by $49,000 to $888,000 in the fiscal 2002 period from $839,000 in the fiscal 2001 period. Amortization of intangibles increased as a result of last years' final purchase price allocation of the Miami Subs acquisition.

     General and administrative expenses increased by $314,000 to $9,292,000 in the fiscal 2002 period as compared to $8,978,000 in the fiscal 2001 period. The increase in general and administrative expenses was due primarily to higher legal and professional expenses of approximately $544,000, including a litigation expense of $450,000, and higher bad debts of approximately $76,000 which were partly offset by lower personnel and incentive compensation expense of approximately $389,000.

     Interest expense was $256,000 during the fiscal 2002 period as compared to $310,000 during the fiscal 2001 period. The reduction in interest expense relates primarily to the repayment of outstanding debt between the two periods.

     Impairment charges on fixed assets of $685,000 during the fiscal 2002 period and $127,000 during the fiscal 2001 period reflect write-downs relating to two under-performing stores in the fiscal 2002 period and one under-performing store in the fiscal 2001 period.

     Impairment charges on notes receivable of $185,000 during the fiscal 2002 period and $151,000 during the fiscal 2001 period relate to write-downs of two and one notes receivable, respectively.

     Other income of $210,000 in the fiscal 2002 period represents the reversal of a previously recorded litigation provision for an award that was settled, upon appeal, in our favor. Other expense of $462,000 during the fiscal 2001 period relates primarily to lease termination expenses of units that were not part of the final divestiture plan of $463,000.

Income Tax Expense
------------------

     In the fiscal 2002 period, the income tax provision was $962,000 or 43.5% of income before income taxes as compared to $1,416,000 or 46.9% of income before income taxes in the fiscal 2001 period.


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


Revenues
--------

     Total sales increased by 17.4% or $5,157,000 to $34,799,000 for the fifty-two weeks ended March 25, 2001 ("fiscal 2001 period") as compared to $29,642,000 for the fifty-two weeks ended March 26, 2000 ("fiscal 2000 period"). Of the total increase, sales increased by $5,968,000 during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year, offset by a sales decline of $811,000 primarily due to the operation of 18 fewer company-owned stores as compared to the prior fiscal period which was partly offset by sales from newly opened restaurants and increased sales of our Branded Products. This unit reduction is the result of our franchising eight company-owned restaurants, transferring one company-owned restaurant to a franchisee pursuant to a management agreement, closing seven unprofitable company-owned units (including three Miami Subs restaurants pursuant to our divesture plan) and closing two units due to lease expirations. The financial impact associated with these 18 restaurants lowered restaurant sales by $4,299,000 and improved restaurant operating profits by $135,000 versus the fiscal 2000 period. Additionally, one unit was temporarily closed during part of the fiscal 2001 period for renovation. This unit re- opened in October 2000. Comparable restaurant sales of the company-owned Nathan's brand (neither Miami Subs nor Roasters company-owned restaurants were deemed to be comparable units based upon their period of operation under our ownership) also declined by 1.5% versus the fiscal 2000 period, due principally to weakness experienced at the Coney Island restaurant primarily attributable to the unfavorable weather conditions experienced earlier in the fiscal year. During the fiscal 2001 period, sales from two new company-owned restaurants were $2,343,000. Sales from the Branded Product Program increased by 78.1% to $3,853,000 for the fiscal 2001 period as compared to sales of $2,163,000 in the fiscal 2000 period.

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

     Investment and other income increased by $1,003,000 to $1,603,000 in the fiscal 2001 period versus $600,000 in the fiscal 2000 period. Increases in other income during the twenty-six week period ended September 24, 2000 as a result of the Miami Subs acquisition made last year was $392,000. During the fiscal 2001 period Nathan's recognized income of approximately $694,000 in connection with the introduction of a consolidated food distribution system for its three restaurant concepts and the ongoing recognition of deferred marketing support. The increase is also attributable to a transfer fee of $500,000 that was earned in connection with a change in ownership of Nathan's licensee, SMG, Inc. Investment income was approximately $756,000 less than the fiscal 2000 period due primarily to the difference in performance of the financial markets between the two periods which was partially offset by higher interest income of approximately $195,000.

Costs and Expenses
------------------

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

Income Tax Expense
------------------

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

Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 2002 aggregated $1,834,000, decreasing by $2,491,000 during the fiscal 2002 period. At March 31, 2002, marketable securities and investment in limited partnership increased by $4,171,000 from March 25, 2001 to $8,819,000 and net working capital increased to $9,565,000 from $5,210,000 at March 25, 2001.

     Cash used in operations of $3,081,000 in the fiscal 2002 period is primarily attributable to net income of $1,249,000, non-cash charges of $4,195,000, including depreciation and amortization of $2,549,000, impairment charges of $870,000, deferred taxes of $509,000 and provision for doubtful accounts of $267,000, in addition to a decrease in other assets of $104,000, which were more than offset by decreases in accounts payable and accrued expenses of $2,538,000, an increase in marketable securities and investment in limited partnership of $4,171,000, an increase in prepaid expenses and other current assets of $295,000, an increase in inventories of $69,000 and a decrease in deferred franchise fees of $324,000.

     Cash provided by investing activities of $2,078,000 is comprised primarily of proceeds from the sale of two company-owned restaurants and one non-restaurant property totaling $3,348,000. On May 1, 2001, pursuant to an order of condemnation, we sold a company-owned restaurant to the State of Florida for $1,475,000, net of estimated expenses of $25,000, and repaid the outstanding mortgage of approximately $793,000 plus accrued interest. We successfully appealed the value of the property that was condemned by the State of Florida and were awarded an additional $850,000 in November 2001. On June 22, 2001, we also sold our restaurant in the Paramus Park Mall to a franchisee for $400,000 in cash and concurrently entered into a sub-lease for the property. On January 17, 2002, we also sold a non-restaurant location for $575,000. Additionally, $2,082,000 was expended relating to capital improvements of the company-owned restaurants and other fixed asset additions and was partially offset by repayments on notes receivable of $812,000.

     Cash used in financing activities of $1,488,000 represents repayments of notes payable and obligations under capital leases in the amount of $1,353,000. The majority of the repayments arose from the repayment of an outstanding mortgage of approximately $793,000 plus accrued interest in connection with the condemnation of a company-owned restaurant by the State of Florida, as described above.

     On September 14, 2001, Nathan's was authorized to purchase up to 1 million shares of its common stock. Pursuant to our stock repurchase program, we repurchased 41,691 shares of common stock in open market transactions at a total cost of $135,000 as of March 31, 2002. On April 10, 2002, we repurchased 751,000 shares of common stock in a private transaction at a total cost of $2,741,500.

     In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. Through March 31, 2002, we have terminated leases on 15 of those properties. We are continuing to market two of the remaining properties for sale and terminated the lease for the last unit upon the lease expiration in May 2002. As of March 31, 2002, we have accrued approximately $1,461,000 and made payments of approximately $1,273,000 for lease obligations and termination costs, as part of the acquisition, for units with total future minimum lease obligations of $7,680,000 with remaining lease terms of one year up to approximately 17 years. We may incur future cash payments, consisting primarily of future lease payments, including costs and expenses associated with terminating additional leases, that were not part of our divestiture plan.

     We expect that we will make additional investments in certain existing restaurants in the future and that we will fund those investments from our operating cash flow. We do not expect to incur significant capital expenditures to develop new company-owned restaurants during our fiscal year ending March 30, 2003.

     There are currently 34 properties that we either own or lease from third parties which we lease or sublease to franchisees and non-franchisees. We remain contingently liable for all costs associated with these properties. Additionally, we guaranteed financing on behalf of certain franchisees with two third party lenders. Our maximum obligation for loans funded by the lenders as of March 31, 2002 was approximately $1.7 million.

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

IMPACT OF INFLATION

     During the past several years, our commodity costs have remained relatively stable. As such, we believe that inflation has not materially impacted earnings during that period of time. Last year we experienced increased costs of our meat products and utilities resulting from increased commodity costs. We also experienced increased costs for insurance attributable to the hardening of the insurance markets. This year, various Federal and New York State legislators have proposed changes to the existing minimum wage requirements. The New York State Assembly has voted to increase the minimum wage to $6.75 an hour beginning January 1, 2003 with automatic annual increases, commencing January 2004, based upon increases in the state's average weekly pay. Before being enacted, this proposal must be approved by the New York State Senate and signed by the Governor. In addition, U.S. Senator Edward Kennedy has proposed increasing the Federal minimum wage to $6.65 an hour which would be fully phased in by January 1, 2004. If this proposal is passed this year, the first increase of $0.60 an hour would take effect 60 days later, followed by a $0.50 cent an hour increase on January 1, 2003 and another $0.50 an hour increase on January 1, 2004. U.S. Senate Majority Leader Tom Daschle has indicated that he wants to schedule a vote on this matter in the summer of 2002. We believe that these increases in the minimum wage could have a significant financial impact on our financial results. Prolonged increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to reconsider our pricing strategy as a means to offset reduced operating margins.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No.141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS No.141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No.142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. With respect to its goodwill and intangible assets acquired prior to July 1, 2001, Nathan's is required to adopt SFAS 142 effective in its next fiscal year, commencing April 1, 2002. Nathan's will no longer amortize existing goodwill and certain intangibles having indefinite lives, thus reducing amortization expense by approximately $600,000 per year. We expect to complete our impairment analysis during the first quarter fiscal 2003 and expect to recognize an impairment charge of approximately $12 to $13 million upon adoption of SFAS No. 142.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations"("SFAS No.143"). SFAS No.143 addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No.143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Nathan's is currently evaluating the effect of adoption on its financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"). SFAS No.144 supersedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No.144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. Nathan's is currently evaluating the impact of the adoption of SFAS 144, which Nathan's does not expect to be material.


FORWARD LOOKING STATEMENTS

     Certain statements contained in this report are forward-looking statements. Forward-looking statements represent our current judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware. These risks and uncertainties, many of which are not within our control, include, but are not limited to: the ongoing effects of the events of September 11, 2001; economic, weather, legislative and business conditions; the collectibility of receivables; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; the ability to continue to attract franchisees; the ability to purchase our primary food and paper products at reasonable prices; no material increases in the minimum wage; and our ability to attract competent restaurant and managerial personnel. We generally identify forward- looking statements with the words "believe", "intend," "plan," "expect," "anticipate," "estimate," "will," "should" and similar expressions.


Item 7A.   Qualitative and Quantitative Disclosures About Market Risk
-------    ----------------------------------------------------------

     We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short- term investments could be affected at the time or reinvestment as a result of intervening events.

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

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

     The consolidated financial statements and supplementary data is submitted as a separate section of this report beginning on Page F-1.


Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
------   -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

     On March 15, 2002, we dismissed Arthur Andersen LLP, our independent auditors for the fiscal year ended March 25, 2001 and, effective March 25, 2002, replaced them with Grant Thornton LLP, our auditors for the fiscal year ended March 31, 2002. The decision to change accountants was ratified by our Audit Committee on March 19, 2002.

     The reports of Arthur Andersen LLP for the years ended March 25, 2001 and March 26, 2000 do not contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles.

     In connection with the audit for our fiscal years ended March 25, 2001 and March 26, 2000 and for the period from March 26, 2001 through the date of change in auditors, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

     We have not had any discussions nor received any written reports or oral advice from Grant Thornton LLP during the two most recent fiscal years and any subsequent interim period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or as to the type of audit opinion that might be rendered on our financial statements.

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant
-------     --------------------------------------------------

     The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Item 11.   Executive Compensation
-------    ----------------------

     The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------    --------------------------------------------------------------

     The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Item 13.   Certain Relationships and Related Transactions
-------    ----------------------------------------------

     The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------    ---------------------------------------------------------------

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

10.7 Area Development Agreement with Premiere Foods, dated September 11, 1990. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 No. 33-56976.)
10.8 Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit
     10.12 to Registration Statement on Form S-1 No. 33-56976.)
10.9 401K Plan and Trust. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.10 Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, with Wayne Norbitz. ( Incorporated by reference to
     Exhibit 10.19 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)
10.11 License Agreement dated as of February 28, 1994, among Nathan's Famous Systems, Inc. and SMG, Inc., including amendments and waivers thereto. ( Incorporated by reference to Exhibit 10.21 to the Annual Report filed on form 10-K for the fiscal year ended March 27, 1994.)
10.12 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit
     10.22 to Registration Statement on Form S-8 No. 33-89442.)
10.13 Home Depot Food Service  Lease  Agreement.  (Incorporated  by reference to
     Exhibit 10.24 to the Annual Report filed on form 10-K for the fiscal year ended March 26, 1995.)
10.14 Modification Agreement to the Employment Agreement with Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)
10.15 Amendment to  License  Agreement  dated as of  February  28,  1994,  among
     Nathan's Famous Systems, Inc. and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended December 29, 1996.)
10.16 Warrant Agreement dated November 24, 1996 between the Company and Jerry Krevans. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on form 10-K for the fiscal year ended March 30, 1997.)
10.17 Second Amended and Restated Rights Agreement dated as of April 6, 1998 between Nathan's Famous, Inc. and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Form 8-A/A dated April 6, 1998.)
10.18 1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Annual Report filed on form 10-K for the fiscal year ended March 29, 1998.)
10.19 North Fork Bank  Promissory  Note.(Incorporated  by  reference  to Exhibit
     10.21 to the Annual Report filed on form 10-K for the fiscal year ended March 28, 1999.)
10.20 Amended and Restated Employment Agreement with Donald L. Perlyn effective September 30, 1999. (Incorporated by reference to Exhibit 10.20 to the Annual Report filed on form 10-K for the fiscal year ended March 26, 2000.)
10.21 Third Amended and Restated Rights Agreement dated as of December 10, 1999 between Nathan's Famous, Inc. and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Form 8- A/A dated December 10, 1999.)
10.22 Master Distributor Agreement with U.S. Foodservice, Inc..(Incorporated by reference to Exhibit 10.23 to the Annual Report filed on form 10-K for the fiscal year ended March 26, 2000.)
10.23 Employment Agreement dated as of January 1, 2000 with Howard M. Lorber.(Incorporated by reference to Exhibit 10.24 to the Annual Report filed on form 10-K for the fiscal year ended March 26, 2000.) 10.24 Marketing Agreement with beverage supplier. (Incorporated by reference to
     Exhibit 10.25 to the Quarterly Report filed on form 10-Q for the fiscal quarter ended June 25, 2000.)
21   List of Subsidiaries of the Registrant.
23.1 Consent of Grant Thornton LLP dated June 24, 2002.


     (b) Reports on Form 8-K

     On March 15, 2002 - Item 4 - the Company reported that it dismissed Arthur Andersen LLP the Companies independent public accountants for the fiscal year ended March 25, 2001.

     On March 26, 2002 - Item 4 - the Company reported that it hired Grant Thornton LLP as the Companies independent public accountants for the year ending March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 24th day of June, 2002.

Nathan's Famous, Inc.

/s/ WAYNE NORBITZ
----------------------------
Wayne Norbitz, President and
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 24th day of June, 2002.



/s/ HOWARD M. LORBER
-------------------------
Howard M. Lorber            Chairman of the Board and Chief Executive
                            Officer (Principal Executive Officer)

/s/ WAYNE NORBITZ
-------------------------
Wayne Norbitz               President, Chief Operating Officer and Director

/s/ RONALD G. DEVOS
-------------------------
Ronald G. DeVos             Vice President - Finance and Chief Financial
                            Officer  (Principal Financial and Accounting
                            Officer)

/s/ DONALD L. PERLYN
-------------------------
Donald L. Perlyn            Executive Vice President and Director

/s/ ROBERT J. EIDE
-------------------------
Robert J. Eide              Director

/s/ BARRY LEISTNER
-------------------------
Barry Leistner              Director

/s/ BRIAN GENSON
-------------------------
Brian Genson                Director

/s/ ATTILIO F. PETROCELLI
-------------------------
Attilio F. Petrocelli       Director

                     Nathan's Famous, Inc. and Subsidiaries

                               TABLE OF CONTENTS



                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants:  Grant Thornton LLP  F-2

Report of Independent Public Accountants:  Arthur Andersen LLP           F-3

Consolidated Balance Sheets                                              F-4

Consolidated Statements of Operations                                    F-5

Consolidated Statement of Stockholders' Equity                           F-6

Consolidated Statements of Cash Flows                                    F-7

Notes to Consolidated Financial Statements                            F-8 - F-41

Report of Independent Public Accountants on Schedule:
  Arthur Andersen LLP                                                   F-42

Schedule II - Valuation and Qualifying Accounts                         F-43

Consent of Independent Certified Public Accountants                     F-44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
        Nathan's Famous, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Nathan's Famous, Inc. (a Delaware Corporation) and subsidiaries (the "Company") as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-three weeks then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nathan's Famous, Inc. and subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the fifty-three weeks then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the  financial  statement  schedule  listed in the Index at
Item 14(a)(2) as of and for the fifty-three weeks ended March 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




/s/GRANT THORNTON LLP


Melville, New York
May 24, 2002 (except for Note N-2, as to which the date is May 29, 2002)

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




/s/Arthur Andersen LLP
Melville, New York
June 14, 2001


This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP ("Andersen") report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the "Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients," issued by the U.S. Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain fiscal years, which are not required to be presented in the accompanying consolidated financial statements as of and for the fiscal years ended March 31, 2002.

                     Nathan's Famous, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                        ASSETS                                March 31, 2002      March 25, 2001
                                                                              --------------      --------------

CURRENT ASSETS
   Cash and cash equivalents                                                    $  1,834            $  4,325
   Marketable securities and investment in limited partnership                     8,819               4,648
   Notes and accounts receivable, net                                              2,808               4,178
   Inventories                                                                       592                 523
   Assets available for sale                                                       1,512               1,510
   Prepaid expenses and other current assets                                       1,269                 974
   Deferred income taxes                                                           1,747               1,714
                                                                                --------            --------

                  Total current assets                                            18,581              17,872

   Notes receivable, net                                                           2,277               1,729
   Property and equipment, net                                                     8,925              11,279
   Assets available for sale                                                           -                 450
   Intangible assets, net                                                         17,123              18,011
   Deferred income taxes                                                           1,539               2,081
   Other assets, net                                                                 300                 404
                                                                                --------            --------
                                                                                 $48,745             $51,826
                                                                                ========            ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of notes payable and capital lease obligations             $   559            $  1,343
   Accounts payable                                                                1,619               1,978
   Accrued expenses and other current liabilities                                  6,506               8,685
   Deferred franchise fees                                                           332                 656
                                                                                --------            --------
                  Total current liabilities                                        9,016              12,662

   Notes payable and capital lease obligations, less current maturities            1,220               1,789
   Other liabilities                                                               2,364               2,344
                                                                                --------            --------
                  Total liabilities                                               12,600              16,795
                                                                                --------            --------
COMMITMENTS AND CONTINGENCIES (Note N)

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 30,000,000 shares authorized;
       7,065,202 and 7,065,202 shares issued; and 7,023,511 and 7,065,202
       shares outstanding at March 31, 2002 and March 25, 2001, respectively          71                  71
   Additional paid-in capital                                                     40,746              40,746
   Accumulated deficit                                                            (4,537)             (5,786)
                                                                                --------            --------
                                                                                  36,280              35,031
   Treasury stock, 41,691 shares at cost                                            (135)              -
                                                                                --------            --------
                  Total stockholders' equity                                      36,145              35,031
                                                                                --------            --------
                                                                                $ 48,745            $ 51,826
                                                                                ========            ========

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                            Fifty-three
                                                           weeks ended            Fifty-two weeks ended
                                                           March 31, 2002     March 25, 2001     March 26, 2000
                                                           --------------     --------------     --------------

REVENUES
   Sales                                                     $32,349           $34,799            $29,642
   Franchise fees and royalties                                7,944             8,814              5,906
   License royalties                                           2,038             1,958              1,906
   Equity in losses of unconsolidated affiliate                    -                 -               (163)
   Investment and other income                                 2,068             1,603                600
                                                             -------           -------            -------
              Total revenues                                  44,399            47,174             37,891
                                                             -------           -------            -------
COSTS AND EXPENSES
   Cost of sales                                              21,643            22,530             18,977
   Restaurant operating expenses                               7,788             8,964              8,208
   Depreciation and amortization                               1,661             1,791              1,358
   Amortization of intangible assets                             888               839                716
   General and administrative expenses                         9,292             8,978              8,222
   Interest expense                                              256               310                198
   Impairment charge on long-lived assets                        685               127                465
   Impairment charge on notes receivable                         185               151                840
   Other (income) expense, net                                  (210)              462                427
                                                             -------           -------            -------
              Total costs and expenses                        42,188            44,152             39,411
                                                             -------           -------            -------
Income (loss) before provision (benefit) for income taxes      2,211             3,022             (1,520)

Provision (benefit) for income taxes                             962             1,416               (250)
                                                             -------           -------            -------
              Net income (loss)                              $ 1,249           $ 1,606            $(1,270)
                                                             =======           =======            =======
PER SHARE INFORMATION
   Net income (loss) per share
      Basic                                                     $.18              $.23              $(.22)
                                                                ====              ====              =====
      Diluted                                                   $.18              $.23              $(.22)
                                                                ====              ====              =====
Weighted average shares used in computing net income (loss)
    per share
      Basic                                                7,048,000         7,059,000          5,881,000
                                                           =========         =========          =========
      Diluted                                              7,083,000         7,098,000          5,881,000
                                                           =========         =========          =========

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

           Fifty-three weeks ended March 31, 2002 and fifty-two weeks ended March 25, 2001 and March 26, 2000

                      (in thousands, except share amounts)

                                                           Additional                                                     Total
                                    Common       Common      paid-in         Accumulated  Treasury stock, at cost     stockholders'
                                    shares       stock       capital           deficit      Shares       Amount          equity
                                  ------------ ----------- ------------    --------------  --------      -------      -------------
Balance, March 29, 1999            4,722,216     $47            $32,423          $(6,122)      -          $   -           $26,348

Common stock issued in connection
    with merger                    2,317,980      23              7,367             -          -              -             7,390
Warrants issued in connection
    with merger                        -           -                330             -          -              -               330
Options assumed in connection
    with merger                        -           -                549             -          -              -               549
Net loss                               -           -               -              (1,270)      -              -            (1,270)
                                   ---------     ---            -------          -------     -----          -----          ------
Balance, March 26, 2000            7,040,196      70             40,669           (7,392)      -              -            33,347

Stock compensation                    25,000       1                 77             -          -              -                78
Warrants exercised                         6       -                -               -          -              -               -
Net income                             -           -                -              1,606       -              -             1,606
                                   ---------     ---            -------          -------     -----          -----          ------
Balance, March 25, 2001            7,065,202      71             40,746           (5,786)      -              -            35,031

Repurchase of treasury stock           -           -                -               -        41,691           (135)          (135)
Net income                             -           -                -              1,249       -                -           1,249
                                   ---------     ---            -------          -------     -----          ------         ------
Balance, March 31, 2002            7,065,202     $71            $40,746          $(4,537)    41,691          $(135)       $36,145
                                   =========     ===            =======          =======     ======         ======         =======

The accompanying notes are an integral part of this statement.

                     Nathan's Famous, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Fifty-three
                                                                            weeks ended             Fifty-two weeks ended
                                                                          March 31, 2002     March 25, 2001    March 26, 2000
                                                                          --------------     --------------    --------------
Cash flows from operating activities
   Net income (loss)                                                           $ 1,249           $ 1,606           $(1,270)
    Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities
         Depreciation and amortization                                           1,661             1,791             1,358
         Amortization of intangible assets                                         888               839               716
         (Gain) loss on disposal of fixed assets                                (1,226)             -                  123
         Stock compensation expense                                               -                   78              -
         Impairment of long-lived assets                                           685               127               465
         Impairment of notes receivable                                            185               151               840
         Provision for doubtful accounts                                           267               191               895
         Equity in losses of unconsolidated affiliate                             -                 -                  163
         Deferred income taxes                                                     509               313              (958)
   Changes in operating assets and liabilities, net of effects from acquisition of Miami Subs
         Marketable securities and investment in limited partnership            (4,171)           (1,651)              270
         Notes and accounts receivable                                             (26)           (1,350)             (504)
         Inventories                                                               (69)               20                 3
         Prepaid expenses and other current assets                                (295)             (339)             (187)
         Other assets                                                              104               159               182
         Accounts payable, accrued expenses and other current liabilities       (2,538)              961              (158)
         Deferred franchise fees                                                  (324)              (76)              721
         Other liabilities                                                          20             1,329              (682)
                                                                               -------           -------           -------
              Net cash (used in) provided by operating activities               (3,081)            4,149             1,977
                                                                               -------           -------           -------
Cash flows from investing activities
   Cash acquired in connection with merger, net of transaction costs              -                 -                3,429
   Lease terminations and other costs in connection with acquisition              -               (1,036)             -
   Purchases of property and equipment                                          (2,082)           (1,458)           (1,975)
   Purchase of intellectual property                                              -                 -               (1,590)
   Payments received on notes receivable                                           812               506               320
   Proceeds from sales of property and equipment                                 3,348                45              -
                                                                               -------           -------           -------
              Net cash provided by (used in) investing activities                2,078            (1,943)              184
                                                                               -------           -------           -------
Cash flows from financing activities
   Principal repayments of borrowing                                            (1,353)             (278)           (1,929)
   Repurchase of treasury stock                                                   (135)             -                 -
                                                                               -------           -------           -------
              Net cash used in financing activities                             (1,488)             (278)           (1,929)
                                                                               -------           -------           -------
Net change in cash and cash equivalents                                        $(2,491)          $ 1,928          $    232

Cash and cash equivalents, beginning of year                                     4,325             2,397             2,165
                                                                               -------           -------           -------
Cash and cash equivalents, end of year                                         $ 1,834           $ 4,325           $ 2,397
                                                                               =======           =======           =======
Cash paid during the year for
   Interest                                                                    $   264          $    317          $    207
                                                                               =======           =======           =======
   Income taxes                                                               $    149           $ 1,508          $    831
                                                                               =======           =======           =======
Noncash financing activities:
   Loan to franchisee in connection with sale of restaurant                   $    416          $    130          $     -
                                                                               =======           =======           =======
   Common stock, warrants and options issued in connection with
       acquisition                                                           $    -           $     -              $ 8,269
                                                                               =======           =======           =======

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

1. Description of Business

     Nathan's Famous, Inc. and subsidiaries (collectively the "Company" or "Nathan's") has historically operated, in one business segment, a chain of retail fast food restaurants featuring Nathan's famous brand of all beef frankfurters, fresh crinkle-cut french fried potatoes and a variety of other menu offerings. Since fiscal 1998, the Company has supplemented Nathan's franchise program with the Nathan's Branded Product Program, which enables foodservice retailers to sell some of Nathan's proprietary products outside of the realm of a traditional franchise relationship. During fiscal 2000, the Company acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. ("Roasters"), the franchisor of Kenny Rogers Roasters. In addition, Nathan's completed a merger with Miami Subs Corporation ("Miami Subs") whereby it acquired the remaining 70% of Miami Subs common stock not already owned. Miami Subs features a wide variety of lunch, dinner and snack foods, including hot and cold sandwiches and various ethnic foods. Roasters features home-style family foods based on a menu centered around wood-fire rotisserie chicken.

     At March 31, 2002, the Company's restaurant system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 22 company-owned units concentrated in the New York metropolitan area, (including New Jersey and Florida), 364 franchised or licensed units, including 3 units operating pursuant to management agreements and approximately 1,500 branded product points of sale under the Nathan's Branded Product Program, located in 39 states, the District of Columbia, and 14 foreign countries.

2. Organization of Business

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE A (continued)

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Fiscal Year

     The Company's fiscal year ends on the last Sunday in March, which results in a 52- or 53-week reporting period. The results of operations for the fiscal year ended March 31, 2002 is on the basis of a 53-week reporting period. The results of operations for the fiscal years ended March 25, 2001 and March 26, 2000 are on the basis of a 52-week reporting period.

3. Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE B (continued)

4. Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash restricted for untendered shares associated with the Acquisition amounted to $83 at March 31, 2002 and March 25, 2001, respectively, and is included in cash and cash equivalents. At March 31, 2002 and March 25, 2001, cash and cash equivalents included unexpended Miami Subs' advertising funds of $0 and $2,104, respectively.

5. Impairment of Notes Receivable

     In accordance with Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") "Accounting by Creditors for Impairment of a Loan," Nathan's applies the provisions thereof to value notes receivable. Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: 1) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions, 2) loans secured by collateral that is not readily marketable, or 3) that are susceptible to deterioration in realizable value. When determining impairment, management's assessment includes its intention to extend certain leases beyond the minimum lease term and the note holder's ability to meet its obligation over that extended term. In certain cases where Nathan's has determined that a loan has been impaired, it does not expect to extend or renew the underlying leases. Based on the Company's analysis, it has determined that there are notes that have incurred such an impairment (Note E). Following is a summary of the impaired notes receivable:

                                                                  March 31,           March 25,
                                                                    2002                2001
                                                                  ---------           ---------

     Total recorded investment in impaired notes receivable         $1,000              $1,105
     Allowance for impaired notes receivable                          (640)               (613)
                                                                    ------              ------

     Recorded investment in impaired notes receivable, net          $  360              $  492
                                                                    ======              ======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE B (continued)

     Based on the present value of the estimated cash flows of identified impaired note receivables, the Company has recognized approximately $47 and $63 of interest income on these notes for the fiscal years ended March 31, 2002 and March 25, 2001, respectively.

6. Inventories

     Inventories, which are stated at the lower of cost or market value, consist primarily of restaurant food items, supplies, marketing items and equipment in connection with the Branded Product Program. Cost is determined using the first-in, first-out method.

7. Marketable Securities and Investment in Limited Partnership

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 31, 2002, all marketable securities and investment in limited partnership held by the Company have been classified as trading and, as a result, are stated at fair value. Realized gains and losses on the sale of securities, as determined on a specific identification basis, as well as unrealized holding gains and losses on trading securities are included in the accompanying consolidated statements of operations. Investment income in the trading limited partnership is based upon Nathan's proportionate share of the change in the underlying net assets of the partnership. The partnership invests primarily in publicly traded common stocks with a concentration in securities traded on exchanges in the United States of America.

8. Sales of Restaurants

     The Company observes the provisions of SFAS No. 66, "Accounting for Sales of Real Estate," which establishes accounting standards for recognizing profit or loss on sales of real estate. SFAS No. 66 provides for profit recognition by the full accrual method, provided (a) the profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and
     (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. Unless both conditions exist, recognition of all or part of the profit shall be postponed and other methods of profit recognition shall be followed. In accordance with SFAS No. 66, the Company recognizes profit on

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE B (continued)

     sales of restaurants under both the installment method and the deposit method, depending on the specific terms of each sale. The Company continues to record depreciation expense on the property subject to the sales contracts that are accounted for under the deposit method and records any principal payments received as a deposit until such time that the transaction meets the sales criteria of SFAS No. 66.

     As of March 31, 2002 and March 25, 2001, the Company had deposits of $214 and $332 included in accrued expenses in the accompanying consolidated balance sheets.

     During the fiscal year ended March 31, 2002, the Company sold two company-owned restaurants and a nonrestaurant property for total proceeds of $3,348. The Company recognized a gain of $1,226 in connection with these sales.

9. Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The estimated useful lives are as follows:


         Building and improvements                            5 - 25 years
         Machinery, equipment, furniture and fixtures         5 - 15 years
         Leasehold improvements                               5 - 20 years

10. Intangible Assets

     Intangible assets consist of (i) the goodwill resulting from the Acquisition; (ii) trademarks and trade names, franchise rights and recipes in connection with Roasters and (iii) goodwill and certain identifiable intangibles resulting from the Miami Subs acquisition (Note C). These intangible assets are being amortized over periods from 10 to 40 years.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE B (continued)

11. Long-lived Assets

     Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company writes down the asset to its fair value based on the present value of estimated future cash flows.

     Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. The Company has identified two, one and three units that have been impaired, and recorded impairment charges of $685, $127 and $465 in the statements of operations for the fiscal years ended March 31, 2002, March 25, 2001 and March 26, 2000, respectively.

     The Company periodically reviews intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. No impairment charges have been recorded with respect to such intangible assets for the fiscal years ended March 31, 2002, March 25, 2001 and March 26, 2000. (See Note B-22.)

12.  Investment in Unconsolidated Affiliate

     The Company accounted for its initial investment in Miami Subs under the equity method of accounting until the completion of the merger.
     Accordingly, the carrying value of the investment, prior to the acquisition, was equal to the Company's initial cash investment in Miami Subs, plus its share of the loss of Miami Subs through September 30, 1999.

13.  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, marketable securities and investment in limited partnership, accounts receivable and accounts payable approximate fair value due to the short-term maturities of the instruments. The carrying amounts of note payable and capital lease obligations and notes receivable approximate their fair values.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE B (continued)

14. Stock-Based Compensation

     The Company complies with the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS No. 123 encourage entities to adopt a fair value-based method of accounting for stock compensation plans; however, these provisions also permit the Company to continue to measure compensation costs under pre-existing accounting pronouncements. Pursuant to SFAS No. 123, the Company has elected to continue the accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide the necessary pro forma disclosures.

15. Start-up Costs

    Preopening and similar costs are expensed as incurred.

16. Revenue Recognition - Company-owned Restaurants

     Sales by Company-owned restaurants are recognized on a cash basis, upon the performance of services.

17. Revenue Recognition - Franchising Operations

     In connection with its franchising operations, the Company receives initial franchise fees, development fees, royalties, contributions to marketing funds, and in certain cases, revenue from sub-leasing restaurant properties to franchisees. Initial franchise fees are recognized as income when substantially all services and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. Royalties, which are based upon a percentage of the franchisee's gross sales, are recognized as income when the fees are earned and become receivable and deemed collectible. Revenue from sub-leasing properties to franchisees is recognized as income as the

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE B (continued)

     revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated financial statements. Franchise and area development fees received prior to completion of the revenue recognition process are recorded as deferred revenue.

     At March 31, 2002 and March 25, 2001, $332 and $656, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets.

18. Concentrations of Credit Risk

     The Company's accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions and from sales under the Branded Product Program. At March 31, 2002, one franchisee represented 13% of franchise royalties receivable and at March 25, 2001, one franchisee represented 10% of franchise royalties receivable (Note E).

19. Advertising

     The Company administers various advertising funds on behalf of its subsidiaries and franchisees to coordinate the marketing efforts of the Company. Under these arrangements, the Company collects and disburses fees paid by franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions are based on specified percentages of net sales, generally ranging up to 3%. Advertising contributions from Company-owned stores are included in restaurant operating expenses in the accompanying consolidated statements of operations. Net Company-owned store advertising expense was $940, $1,602 and $888, for the fiscal years ended March 31, 2002, March 25, 2001 and March 26, 2000, respectively.

20. Income Taxes

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

21. Reclassifications

     Certain prior year balances have been reclassified to conform with current year presentation.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE B (continued)

22. Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Nathan's is required to adopt SFAS No. 142 effective in its next fiscal year, commencing April 1, 2002.

     The Company will no longer amortize existing goodwill and certain intangible assets having indefinite lives, thereby reducing amortization expense by approximately $600 per year. The Company expects to complete its impairment analysis during the first quarter of fiscal 2003 and expects to recognize an impairment charge of approximately $12.0 to $13.0 million upon the adoption of SFAS No. 142.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Nathan's is currently evaluating the effect of adoption on its financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains the fundamental provisions of SFAS No.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE B (continued)

     121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of SFAS No. 144 are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 144, which the Company expects will not be material.


NOTE C - ACQUISITIONS

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

     On November 25, 1998, the Company acquired 8,121,000 (2,030,250 after giving effect to a 4-for-1 reverse stock split) shares, or approximately 30% of the then outstanding common stock, of Miami Subs Corporation for $4,200, excluding transaction costs. On January 15, 1999, the Company and Miami Subs entered into a definitive merger agreement pursuant to which Nathan's would acquire the remaining outstanding shares of Miami Subs in exchange for shares of and warrants to purchase Nathan's common stock.

     On September 30, 1999, Nathan's completed the acquisition of Miami Subs and acquired the remaining outstanding common stock of Miami Subs in exchange for 2,317,980 shares of Nathan's common stock, 579,040 warrants to purchase Nathan's common stock, and the assumption of existing employee options and warrants to purchase 542,284 shares of Miami Subs' common stock in connection with the merger. The total purchase price was approximately $13,000, including acquisition costs. The acquisition was accounted for as a purchase under APB Opinion No. 16, "Accounting for Business Combinations" ("APB No. 16"). In accordance with APB No. 16, the Company allocated the purchase price of Miami Subs based on the fair value of the assets acquired and liabilities assumed. Goodwill of $1,668 resulted from the acquisition of Miami Subs and is being amortized over a period of 20 years.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE C (continued)

     In connection with the acquisition of Miami Subs, Nathan's planned to permanently close 18 under-performing company-owned restaurants. Nathan's expected to abandon or sell the related assets at amounts below the historical carrying amounts recorded by Miami Subs. In accordance with APB No. 16, the write-down of these assets was reflected as part of the purchase price allocation. To date the Company has closed or sold 15 units. The Company continues to market two of these properties for sale and will cease operations of the remaining unit upon lease expiration. The estimated disposal value is included in assets held for sale in the accompanying consolidated balance sheet for the remaining units to be sold. As of March 31, 2002, as part of the acquisition, the Company has recorded approximately $1,461 ($877 after tax) for lease reserves and termination costs.

     The allocation of purchase price is as follows:


       Current assets                                 $   5,481
       Property and equipment                             7,060
       Assets held for sale                                 653
       Intangibles                                        5,441
       Goodwill                                           1,668
       Notes receivable - long-term                       3,860
       Other assets                                       2,212
       Liabilities assumed                              (13,364)
                                                       --------
                                                       $ 13,011
                                                       ========

     The consolidated results of operations for Miami Subs are included in the consolidated financial statements as of the date of acquisition. Summarized below are the unaudited pro forma results of operations for the fifty-two weeks ended March 26, 2000 of Nathan's as though the Miami Subs acquisition had occurred as of the beginning of the periods presented. Adjustments have been made for amortization of goodwill based upon salary expense based on employment agreements, reversal of Miami Subs merger costs, elimination of Nathan's 30% equity earnings in Miami Subs, issuance of common stock, and reduction of interest income on marketable securities used to purchase the initial 30% of Miami Subs' common stock.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000


NOTE C (continued)

                                              Fifty-two weeks ended
                                                 March 26, 2000
                                              ---------------------
     Total revenues                                $ 50,455
                                                   ========
     Net loss                                      $ (1,466)
                                                   ========
     Net loss per share
         Basic                                     $   (.21)
                                                   ========
         Diluted                                   $   (.21)
                                                   ========
     Weighted average shares used in computing
         net loss per share
           Basic                                  7,040,000
                                                  =========
           Diluted                                7,040,000
                                                  =========

     These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of actual results of operations that would have occurred had the acquisition been made at the beginning of the period presented or of the results which may occur in the future.


NOTE D - NET INCOME (LOSS) PER SHARE

     Basic earnings per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding and excludes any dilutive effects of stock options or warrants. Diluted earnings per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted earnings per common share result from the assumed exercise of stock options and warrants, using the treasury stock method.

                      Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 31, 2002, March 25, 2001 and March 26, 2000



NOTE D (continued)

     The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 31, 2002, March 25, 2001 and March 26, 2000, respectively:


                                       Net income (loss)                     Shares                 Net income (loss) per share
                                 --------------------------       ------------------------------    ---------------------------
                                 2002       2001    2000 (1)      2002        2001       2000 (1)    2002      2001    2000 (1)
                                 ----       ----    ----          ----        ----       ----        ----      ----    ----

    Basic EPS
      Basic calculation         $1,249     $1,606    $(1,270)   7,048,000   7,059,000   5,881,000     $.18      $.23    $(.22)
      Effect of dilutive
        employee stock
        options and warrants      -            -         -         35,000      39,000        -          -         -        -
                               -------     ------    -------    ---------   ---------   ---------     ----      ----    -----

    Diluted EPS
      Diluted calculation       $1,249     $1,606    $(1,270)   7,083,000   7,098,000   5,881,000     $.18      $.23    $(.22)
                               =======     ======    =======    =========   =========   =========     ====      ====    =====

(1) Common stock equivalents have been excluded from the computation for net income (loss) per share for the fiscal year end March 26, 2000 as their inclusion would be anti-dilutive.


NOTE E - NOTES AND ACCOUNTS RECEIVABLE, NET

     Notes and accounts receivable, net, consists of the following:

                                                      March 31,          March 25,
                                                        2002               2001
                                                      ---------          ---------

        Notes receivable, net of impairment charges    $2,662             $2,874
        Franchise and license royalties                 1,376              2,499
        Branded product sales                             785                730
        Other                                             906                684
                                                       ------             ------
                                                        5,729              6,787

        Less: allowance for doubtful accounts             644                880
        Notes receivable due after one year             2,277              1,729
                                                       ------             ------
        Notes and accounts receivable, net             $2,808             $4,178
                                                       ======             ======

                                      F-20

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE E (continued)

     Notes receivable at March 31, 2002 and March 25, 2001 principally resulted from sales of restaurant businesses to Miami Subs' franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest with a balloon payment at the end of the term, with interest rates ranging principally between 5% and 10%.


NOTE F - MARKETABLE SECURITIES AND INVESTMENT IN
         LIMITED PARTNERSHIP

     Marketable securities at March 31, 2002 and March 25, 2001 consisted of trading securities with aggregate fair values of $8,819 and $4,648, respectively. Fair values of corporate and municipal bonds are based upon quoted market prices. Investment income in trading limited partnerships is based on the Company's proportionate share of the change in the underlying net assets of the partnership.

     The gross unrealized holding gains and fair values of trading securities by major security type for the fiscal years ended March 31, 2002, March 25, 2001 and March 26, 2000 were as follows:

                                               2002                            2001                         2000
                                   -----------------------------   -----------------------------   ------------------------

                                    Gross                           Gross                           Gross
                                  unrealized         Fair         unrealized         Fair        unrealized         Fair
                                   holding         value of        holding         value of        holding        value of
                                 gain (loss)     investments     gain (loss)     investments     gain (loss)    investments
                                 -----------     -----------     -----------     -----------     -----------    -----------

     Municipal bonds                $(20)           $7,801          $ 16            $3,628          $  3          $1,540
     Investment in trading
       limited partnerships *         (2)            1,018          (438)            1,020           420           1,457
                                    ----            ------         -----            ------          ----          ------
                                    $(22)           $8,819         $(422)           $4,648          $423          $2,997
                                    ====            ======         =====            ======          ====          ======

* Subject to the terms of the partnership, the Company has the right to liquidate its investment in the trading limited partnerships without penalty.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE G - PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                       March 31,         March 25,
                                                         2002              2001
                                                      ----------       -----------
     Construction-in-progress                         $    842          $    141
     Land                                                1,665             1,983
     Building and improvements                           2,245             3,083
     Machinery, equipment, furniture and fixtures        6,602             7,202
     Leasehold improvements                              7,201             7,949
                                                      --------           -------
                                                        18,555            20,358
     Less:  accumulated depreciation and amortization    9,630             9,079
                                                      --------           -------
                                                      $  8,925          $ 11,279

     Depreciation expense on property and equipment was $1,661, $1,791 and $1,358 for the fiscal years ended March 31, 2002, March 25, 2001 and March 26, 2000, respectively.


     In May 2001, the Company completed the sale of a restaurant property for approximately $1.5 million pursuant to an order of condemnation by the State of Florida. The fair value of the assets (which approximated the carrying value) is included in the current portion of assets available for sale at March 25, 2001 in the accompanying consolidated balance sheet. Concurrent with the sale, the Company satisfied the related note payable of approximately $793 plus accrued interest, and accordingly, had classified the remaining balance at March 25, 2001 as current in the accompanying consolidated balance sheet. The Company appealed the value of this property and on November 19, 2001, an Order was entered by the Circuit Court of the 11th Judicial Circuit of Florida in and for Miami-Dade County pursuant to which the State of Florida Department of Transportation was ordered to pay to the Company, an aggregate value of $2,350, plus legal fees in the amount of $253 in connection with the condemnation by the State of Florida of the restaurant. The additional proceeds received by the Company of approximately $850 is recorded in "investment and other income" in the accompanying consolidated statement of operations.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE H - INTANGIBLE ASSETS, NET

     Intangible assets consist of the following:

                                                              March 31,        March 25,
                                                                2002             2001
                                                              ---------        --------
     Goodwill                                                 $17,043           $17,043
     Trademark, trade name, franchise rights and recipes        7,031             7,031
                                                              -------           -------
                                                               24,074            24,074
     Less accumulated amortization                              6,951             6,063
                                                              -------           -------
     Intangible assets, net                                   $17,123           $18,011
                                                              =======           =======

     Amortization expense related to these intangible assets was $888, $839 and $716 for the fiscal years ended March 31, 2002, March 25, 2001 and March 26, 2000, respectively.


NOTE I - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                              March 31,         March 25,
                                                                2002              2001
                                                              -------           -------
     Payroll and other benefits                                $1,455            $1,365
     Professional and legal costs                                 407               898
     Self-insured retention                                     1,346               825
     Rent, occupancy and sublease termination costs               831             1,236
     Taxes payable                                                595               512
     Unexpended advertising funds                                 -               2,104
     Other                                                      1,872             1,745
                                                               ------            ------
                                                               $6,506            $8,685
                                                               ======            ======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE J - NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

     A summary of notes payable and capitalized lease obligations is as follows:

                                                                              March 31,      March 25,
                                                                                2002           2001
                                                                              ---------      ---------

      Note payable to bank at 8.5% through January 2003 and adjusting to prime
          plus 0.25% in 2003, 2006, and 2009 and maturity in 2010               $1,333        $ 1,505
      Note payable to bank at 8.0% through January 2002                            -              806
      Note payable to bank at 1.5% over prime and
          maturing in 2001                                                         -              354
      Note payable to bank at 8.75% and maturing in 2003                           381            397
      Capital lease obligations and other                                           65             70
                                                                                ------        -------
                                                                                 1,779          3,132

      Less current portion                                                        (559)        (1,343)
                                                                                ------        -------
      Long-term portion                                                         $1,220        $ 1,789
                                                                                ======        =======


     The above notes are secured by the related property and equipment.

     In August 2001, Miami Subs entered into an agreement with a franchisee and a bank, which called for the assumption of a note payable by the franchisee and the repayment of an existing note receivable from the franchisee. The Company guarantees the franchisee's note payable with the bank. The Company's maximum obligation for loans funded by the lender, as of March 31, 2002, was approximately $333.

     At March 31, 2002, the aggregate annual maturities of notes payable and capitalized lease obligations are as follows:

                          2003             $   559
                          2004                 173
                          2005                 173
                          2006                 174
                          2007                 174
                          Thereafter           526
                                            ------
                                            $1,779
                                            ======

                                      F-24

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE J (continued)

     The Company maintains a $7,500 line of credit with its primary banking institution. Borrowings under the line of credit are intended to be used to meet the normal short-term working capital needs of the Company. The line of credit is not a commitment and, therefore, credit availability is subject to ongoing approval. The line of credit expires on October 1, 2002, and bears interest at the prime rate (4.75% at March 31, 2002). There were no borrowings outstanding under this line of credit as of March 31, 2002.


NOTE K - OTHER (INCOME) EXPENSE, NET

     Included in other (income) expense, in the accompanying consolidated statements of operations is (i) the reversal of a previous litigation accrual of ($210) for the fiscal year ended March 31, 2002 (ii) $463 in lease termination costs for the fiscal year ended March 25, 2001, and (iii) $236 in connection with the satisfaction of certain financial guarantees and $191 in lease expense resulting from the default of subleases for the fiscal year ended March 26, 2000.


NOTE L - INCOME TAXES

     Income tax provision (benefit) consists of the following for the fiscal years ended March 31, 2002, March 25, 2001 and March 26, 2000:

                                 2002         2001       2000
                                 ----         ----       ----
      Federal
          Current                $911       $  868       $ 461
          Deferred                (93)         246        (719)
                                 ----       ------       -----
                                  818        1,114        (258)
                                 ----       ------       -----
      State and local
          Current                 160          235         247
          Deferred                (16)          67        (239)
                                 ----       ------       -----
                                  144          302           8
                                 ----       ------       -----
                                 $962       $1,416       $(250)
                                 ====       ======       =====


                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE L (continued)

     Total income tax provision (benefit) for the fiscal years ended March 31, 2002, March 25, 2001 and March 26, 2000 differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                     2002          2001            2000
                                                                     ----         ------           -----
     Computed "expected" tax (benefit) expense                       $752         $1,027           $(516)
     Nondeductible amortization                                       169            222             212
     State and local income taxes, net of Federal income tax benefit  106            199               8
     Tax-exempt investment earnings                                   (68)           (30)            (30)
     Nondeductible meals and entertainment and other                    3             (2)             76
                                                                     ----         ------           -----
                                                                     $962         $1,416           $(250)
                                                                     ====         ======           =====

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE L (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                  March 31,         March 25,
                                                                    2002               2001
                                                                  -------           --------
     Deferred tax assets
         Accrued expenses                                          $1,164            $   602
         Allowance for doubtful accounts                              291                352
         Impairment of notes receivable                               256                245
         Deferred revenue                                             978              1,243
         Depreciation expense and impairment of long-lived assets   1,101              2,134
         Expenses not deductible until paid                           130                372
         Amortization of intangibles                                  105                 70
         Net operating loss and other carryforwards                   676              2,326
         Other                                                         59                106
                                                                   ------            -------
                  Total gross deferred tax assets                   4,760              7,450
                                                                   ------            -------
     Deferred tax liabilities
         Amortization of intangibles                                  422              -
         Unrealized gain on marketable securities and income on
             investment in limited partnership                        207                209
         Other                                                        320                720
                                                                   ------            -------
                  Total gross deferred tax liabilities                949                929
                                                                   ------            -------
                  Net deferred tax asset                            3,811              6,521

     Less valuation allowance                                        (525)            (2,726)
                                                                   ------            -------
                                                                   $3,286            $ 3,795
                                                                   ======            =======

     The determination that the net deferred tax asset of $3,286 and $3,795 at March 31, 2002 and March 25, 2001, respectively, is realizable is based on anticipated future taxable income.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE L (continued)

     At March 31, 2002, as result of settling the Miami Subs IRS audits for the years 1991 through 1996, the Company had a net operating loss carryforward of approximately $1,289 remaining (after certain IRS agreed-upon adjustments and other reductions due to expiring losses) which is available to offset future taxable income through 2005 and general business credit carryforwards remaining of approximately $87 which may be used to offset liabilities through 2008. These losses and credits are subject to limitations imposed under the Internal Revenue Code pursuant to Section 382 regarding changes in ownership. As a result of these limitations, the Company has recorded a valuation allowance for the Miami Subs loss carryforwards and credits related to the acquisition. (See Note N-3).


NOTE M - STOCKHOLDER'S EQUITY, STOCK PLANS AND OTHER EMPLOYEE
         BENEFIT PLANS

1. Stock Option Plans

     On December 15, 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan") which provides for the issuance of incentive stock options ("ISO's") to officers and key employees and nonqualified stock options to directors, officers and key employees. Up to 525,000 shares of common stock have been reserved for issuance under the 1992 Plan. The terms of the options are generally ten years, except for ISO's granted to any employee, whom prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the option term will be five years. The exercise price for nonqualified stock options outstanding under the 1992 Plan can be no less than the fair market value, as defined, of the Company's common stock at the date of grant. For ISO's, the exercise price can generally be no less than the fair market value of the Company's common stock at the date of grant, with the exception of any employee who prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the exercise price can be no less than 110% of fair market value of the Company's common stock at the date of grant.

     On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for the issuance of nonqualified stock options to nonemployee directors, as defined, of the Company. Under the Directors' Plan, 200,000 shares of common stock have been authorized and issued pursuant to the Directors' Plan. Options awarded to each nonemployee

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE M (continued)

     director are fully vested, subject to forfeiture under certain conditions and shall be exercisable upon vesting.

     In April 1998, the Company adopted the Nathan's Famous Inc. 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 500,000 shares of common stock have been reserved for issuance under the 1998 Plan.

     In June 2001, the Company adopted the Nathan's Famous Inc. 2001 Stock Option Plan (the "2001 Plan"), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 350,000 shares of common stock have been reserved for issuance under the 1998 Plan.

     The 1992 Plan, the 1998 Plan, the 2001 Plan and the Directors' Plan expire on December 2, 2002, April 5, 2008, June 13, 2011 and December 31, 2004, respectively, unless terminated earlier by the Board of Directors under conditions specified in the Plan.

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

2. Warrants

     In November 1996, the Company granted to a nonemployee consultant a warrant to purchase 50,000 shares of its common stock at an exercise price of $3.94 per share, which represented the market price of the Company's common stock on the date of grant. Upon the date of grant, one-third of the shares vested immediately, one-third vested on the first anniversary thereof, and the remaining one-third vested on the second anniversary thereof. The warrant expired, unexercised, on November 24, 2001.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE M (continued)

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

     A summary of the status of the Company's stock option plans and warrants, excluding warrants issued to former shareholders of Miami Subs, at March 31, 2002, March 25, 2001 and March 26, 2000 and changes during the fiscal years then ended is presented in the tables and narrative below:

                                                            2002                      2001                        2000
                                                   ----------------------     ----------------------     ----------------------
                                                                 Weighted-                 Weighted-                  Weighted-
                                                                  average                   average                    average
                                                                 exercise                  exercise                    exercise
                                                    Shares        price       Shares         price        Shares         price
                                                  ---------      --------    ---------      -------       ------       --------
         Options outstanding - beginning of year  1,514,209        $3.86     1,614,924      $  4.79       707,667         $5.08

         Granted                                    307,000         3.20        -              -          512,006          3.34
         Replacement options - Miami Subs                 -         -           -              -          478,584          6.04
         Canceled                                       (63)        6.20      (100,715)       10.60       (83,333)         5.50
                                                  ---------                  ---------                    -------


         Options outstanding - end of year        1,821,146         4.29     1,514,209         3.86     1,614,924          4.79
                                                  =========                  =========                  =========
         Options exercisable - end of year        1,367,479                  1,220,876                  1,086,424
         Weighted-average fair value of options   =========                  =========                  =========
             granted                                               $1.30                    $    -                        $2.10
                                                                   =====                    =========                     =====
         Warrants outstanding - beginning of year   368,750        $4.53       401,200      $  5.66       350,000         $3.88

         Replacement warrants - Miami Subs                -         -           -             -            63,700         24.09
         Expired                                    (50,000)        3.94       (32,450)       18.61       (12,500)        49.63
                                                  ---------                  ---------                    -------
         Warrants outstanding - end of year         318,750         4.62       368,750         4.53       401,200          5.66
                                                  ---------                  ---------                    -------
         Warrants exercisable - end of year         318,750                    368,750                    401,200
         Weighted-average fair value of warrants  =========                  =========                    =======
             granted                                              $  -                       $  -                        $  -
                                                                  ======                     =======                     ======

     At March 31, 2002, 153,666 common shares were reserved for future stock option grants.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE M (continued)

     The following table summarizes information about stock options and warrants (excluding warrants issued to the Miami Subs shareholders as part of the merger consideration) at March 31, 2002:

                                                                                                        Options and
                                                 Options and warrants outstanding                    warrants exercisable
                                      -----------------------------------------------------    ----------------------------
                                                             Weighted-          Weighted-                        Weighted-
                                         Number               average            average         Number           average
               Range of                outstanding           remaining           exercise       exercisable       exercise
           exercise prices             at 3/31/02         contractual life         price        at 3/31/02         price
           ---------------             -----------        ---------------------------------     -----------       --------
         $  3.19 to  $ 4.00              1,459,558              6.7               $  3.35         1,005,891        $  3.39
            4.01 to    7.00                580,588              2.5                  5.41           580,588           5.41
            7.01 to   22.25                 99,750              1.8                 12.61            99,750          12.61
                                         ---------              ---               -------         ---------        -------
         $ 3.19 to  $ 22.25              2,139,896              5.3               $  4.34         1,686,229        $  4.63
                                         =========              ===               =======         =========        =======

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                         2002               2000
                                         ----               ----
           Expected life (years)         6.6                 6.3
           Interest rate                 4.06%               6.22%
           Volatility                   32.3%               59.3%
           Dividend yield                 0%                  0%

     There were no options or warrants granted during fiscal 2001.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE M (continued)

     The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the accompanying financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income (loss) and income (loss) per share would approximate the pro forma amounts below:

                                                            2002      2001       2000
                                                           ------    ------     ------
   Net income (loss):                 As reported          $1,249    $1,606    $(1,270)
                                      Pro forma               839     1,248     (1,907)

   Net income (loss) per share:       Basic
                                      -----
                                      As reported            $.18      $.23      $(.22)
                                      Pro forma               .12       .18       (.32)

                                      Diluted
                                      -------
                                      As reported            $.18      $.23      $(.22)
                                      Pro forma               .12       .18       (.32)

     Because the SFAS No. 123 method of accounting is not applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

3. Common Stock Purchase Rights

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE M (continued)

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

     Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company has reserved 9,358,764 shares of Common Stock for issuance upon exercise of the Rights.

4. Stock Repurchase Plan

     On September 14, 2001, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. The Company expects to fund these stock repurchases from its operating cash flow. Through March 31, 2002, 41,691 shares have been repurchased at a cost of approximately $135.

     On April 10, 2002, the Company repurchased 751,000 shares of the Company's common stock for aggregate consideration of $2,741 in a private transaction with a stockholder.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE M (continued)

5. Employment Agreements

     The Company and its Chairman and Chief Executive Officer entered into a new employment agreement effective as of January 1, 2000. The new employment agreement expires December 31, 2004. Pursuant to the agreement, the officer receives a base salary of $1.00 and an annual bonus equal to 5% of the Company's consolidated pretax earnings for each fiscal year, with a minimum bonus of $250. The new employment agreement further provides for a three-year consulting period after termination of employment during which the officer will receive consulting payments in an annual amount equal to two thirds of the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination of his employment. The employment agreement also provides for the continuation of certain benefits following death or disability. In connection with the agreement, the Company issued to the officer 25,000 shares of common stock with a fair market value at the date of grant of approximately $78.

     In the event that the officer's employment is terminated without cause, he is entitled to receive his salary and incentive payment, if any, for the remainder of the contract term. The employment agreement further provides that in the event there is a change in control of the Company, as defined therein, the officer has the option, exercisable within one year after such an event, to terminate his employment agreement. Upon such termination, he has the right to receive a lump sum payment equal to the greater of (i) his salary and annual bonuses for the remainder of the employment term (including a pro rated bonus for any partial fiscal year), which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination; or (ii)
     2.99 times his salary and annual bonus for the fiscal year immediately preceding the fiscal year termination, as well as a lump sum cash payment equal to the difference between the exercise price of any exercisable options having an exercise price of less than the current market price of the Company's common stock and such then current market price. In addition, the Company will provide the officer with a tax gross-up payment to cover any excise tax due.

     The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement has been extended annually through December 31, 2001, based on the original terms, and no nonrenewal notice has been given as of May 24, 2002. The agreement provides for annual compensation of $275 plus certain other

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE M (continued)

     benefits. In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

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

     The Company and one executive of Miami Subs entered into a change of control agreement effective November 1, 2001 for annual compensation of $130 per year. The agreement additionally includes a provision under which the executive has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

     The Company and one executive of Miami Subs entered into an employee agreement effective as of July 1, 2001 for a period commencing on the date of the agreement and ending on July 1, 2003 and for compensation of $125 per year. The Company and another executive of Miami Subs entered into an employment agreement effective August 1, 2001 for a period commencing on the date of the agreement and ending on September 30, 2003 and for compensation at $90 per year. Each agreement also provides for certain other benefits. Each agreement additionally includes a provision under which the executive has the right to terminate the agreement and receive payment equal to approximately three times the employee's annual compensation upon a change in control, as defined.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE M (continued)

     Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company upon 30-days' prior written notice by the Company in the event of disability or "cause", as defined in each agreement.

6. 401(k) Plan

     The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21 who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 15% of their total annual salary. Company contributions are discretionary. Beginning with the plan year ending February 28, 1994, the Company elected to match contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee's total annual salary. Employer contributions for the fiscal years ended March 31, 2002, March 25, 2001 and March 26, 2000 were $36, $25 and $21, respectively.

7. Other Benefits

     The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.


NOTE N - COMMITMENTS AND CONTINGENCIES

1. Commitments

     The Company's operations are principally conducted in leased premises. The leases generally have initial terms ranging from 5 to 20 years and usually provide for renewal options ranging from 5 to 20 years. Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance). Certain of the leases require additional (contingent)

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE N (continued)

     rental payments if sales volumes at the related restaurants exceed specified limits. As of March 31, 2002, the Company has noncancelable operating lease commitments, net of certain sublease rental income, as follows:

                                          Lease               Sublease            Net lease
                                        commitments            income            Commitments
                                        -----------           --------           -----------
           2003                           $  4,784            $  2,434             $  2,350
           2004                              4,313               2,080                2,233
           2005                              4,209               2,005                2,204
           2006                              3,988               1,904                2,084
           2007                              3,763               1,762                2,001
           Thereafter                       13,194               7,416                5,778
                                          --------            --------             --------
                                           $34,251             $17,601              $16,650
                                          ========            ========             ========

     Aggregate rental expense, net of sublease income, under all current leases amounted to $2,734, $3,549 and $2,848 for the fiscal years ended March 31, 2002, March 25, 2001 and March 26, 2000, respectively.

     The Company also owns or leases sites, which it leases or subleases to franchisees. The Company remains liable for all lease costs when properties are subleased to franchisees.

     The Company also subleases non-Miami Subs locations to third parties. Such sub-leases provide for minimum annual rental payments by the Company aggregating approximately $2.4 million and expire on various dates through 2010 exclusive of renewal options.

     Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense was approximately $129, $123, $123 for the fiscal years ended March 31, 2002, March 25, 2001 and March 26, 2000, respectively.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE N (continued)

     The Company guarantees certain equipment financing for franchisees with a third-party lender. The Company's maximum obligation for loans funded by the lender, as of March 31, 2002, was approximately $1.4 million.

     The Company also guarantees a franchisee's note payable with a bank. The Company's maximum obligation for loans funded by the lender, as of March 31, 2002, was approximately $333.

2. Contingencies

     Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the amended complaint, the plaintiffs, a minor and her mother, are seeking damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's Famous' former employees claiming that the Nathan's entities failed to properly supervise minor employees, failed to monitor its supervisory personnel, and were negligent in hiring, retaining and promoting the individual defendant, who allegedly molested, harassed and raped the minor plaintiff, who was also an employee. On May 29, 2002, as a result of a mediation, this action was settled, subject to final Court approval. In the event the Court approves the settlement, the plaintiffs will be paid $650, which has been accrued for as a component of "Accrued expenses and other current liabilities" in the accompanying balance sheets.

     An action has been commenced, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee ("the franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee for unspecified damages. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold them harmless against claims asserted and procured an insurance policy which named Miami Subs as an additional insured. Miami Subs has denied any liability to plaintiffs and has made demand upon the franchisee's insurer to indemnify and defend against the claims asserted. The insurer has agreed to indemnify and defend Miami Subs and has assumed the defense of this action for Miami Subs.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE N (continued)

     The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

3. Miami Subs Tax Audit

     As a result of the Miami Subs acquisition, the Company obtained a net operating loss carryforward of approximately $5.9 million and a general business credit carryforward of approximately $274. The Miami Subs Federal income tax returns for all fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service. In January 2002, the Miami Subs tax audit was settled with the IRS Appeals Office. The settlement resulted in a reduction of the net operating loss carryforward to $4,004 and an adjustment to the general business credit to $300. Each of these carryforwards were subject to reductions due to various expiration dates. In addition to these adjustments, the Company made tax and interest payments totaling $344 in full settlement of the audit. As of March 31, 2002, the remaining net operating loss carryforward is $1,289 and the remaining general business credit is $87. These losses and credits are subject to limitations imposed under the Internal Revenue Code pursuant to section 382 regarding changes in ownership. As a result of these limitations, the Company has recorded a valuation allowance for the remaining Miami Subs loss carryforwards and credits related to the acquisition.


NOTE O - RELATED PARTY TRANSACTIONS

     As of March 31, 2002, Miami Subs leased two restaurant properties from Kavala, Inc., a private company owned by Gus Boulis, a former shareholder of Miami Subs. Future minimum rental commitments due to Kavala at March 31, 2002 under these existing leases was approximately $1.2 million.

     Mr. Donald L. Perlyn has been an officer of Miami Subs since 1990, a Director since 1997 and President and Chief Operating Officer since July 1998. Mr. Perlyn has been a director of Nathan's since October 1999. Mr. Perlyn served as a member of the Board of Directors of Arthur Treacher's Inc. until March 2002 when Arthur Treacher's, Inc. was sold in a private transaction. Miami Subs has been granted certain exclusive co-branding rights by Arthur Treacher's, Inc. and Mr. Perlyn had been granted options to acquire approximately 175,000 shares of Arthur Treachers' common stock. These options were converted into options of the entity that sold Arthur Treacher's, Inc.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE P - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of fiscal 2002, the Company's management continued to monitor and evaluate the collectibility and potential impairment of its assets, in particular, notes receivable and certain fixed assets. In connection therewith, impairment charges on certain notes receivable of $185 and impairment charges on fixed assets of $685 were recorded in the fourth quarter. It is management's opinion that these adjustments are properly recorded in the fourth quarter based upon the facts and circumstances that became available in that period.

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 31, 2002, March 25, 2001 and March 26, 2000



NOTE Q - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              First             Second           Third        Fourth
                                                             quarter            quarter         quarter       quarter
                                                             -------            -------         -------       -------
     Fiscal Year 2002
     ----------------
     Revenues                                                $11,876             $11,785         $10,380      $10,358
     Gross profit (a)                                          2,988               3,200           2,317        2,201
     Net income (loss)                                           962                 654             263         (630)
                                                             =======             =======         =======      =======
     Per share information
     Net income (loss) per share
       Basic (b)                                                $.14                $.09            $.04        $(.09)
                                                                ====                ====            ====        =====
       Diluted (b)                                              $.14                $.09            $.04        $(.09)
                                                                ====                ====            ====        ======
     Shares used in computation of net income (loss)
         per share
           Basic (b)                                       7,065,000           7,065,000       7,038,000     7,024,000
                                                           =========           =========       =========     =========
           Diluted (b)                                     7,084,000           7,080,000       7,062,000     7,107,000
                                                           =========           =========       =========     =========
     Fiscal Year 2001
     ----------------
     Revenues                                                $12,899             $12,666         $11,418      $10,191
     Gross profit (a)                                          3,423               3,457           2,821        2,568
     Net income (loss)                                           745                 933             145         (217)
                                                             =======             =======         =======      =======
     Per share information
     Net income (loss) per share
       Basic (b)                                                $.11                $.13            $.02        $(.03)
                                                                ====                ====            ====        =====
       Diluted (b)                                              $.11                $.13            $.02        $(.03)
                                                                ====                ====            ====        =====
     Shares used in computation of net income (loss)
         per share
           Basic (b)                                       7,040,000           7,065,000       7,065,000     7,065,000
                                                           =========           =========       =========     =========
           Diluted (b)                                     7,044,000           7,155,000       7,065,000     7,130,000
                                                           =========           =========       =========     =========

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





/s/Arthur Andersen LLP
Melville, New York
June 14, 2001



This Report of Independent Certified Public Accountants on Schedule is a copy of a previously issued Arthur Andersen LLP ("Andersen") report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the "Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients," issued by the U.S. Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report refers to the Schedule as of and for the fifty-two weeks ended March 25, 2001 and March 26, 2000.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         COL. A                           COL. B                COL. C                COL. D         COL. E
------------------------------------------------------  ---------     ------------------------     ----------     ------------
                                                                         (1)            (2)
                                                                      Additions
                                                         Balance      charged        Additions
                                                            at            to         charged to                    Balance at
                                                         beginning    costs and        other        Deductions    end of period
                       Description                       of period    expenses       accounts
------------------------------------------------------   ---------    -------------------------     ----------     ------------

    Fifty-three weeks ended March 31, 2002
    --------------------------------------
    Allowance for doubtful accounts - notes and
      accounts receivable                                $  880          $  267          $  27(c)     $  530(a)       $  644
                                                         ======          ======          =====        ======          ======
      Lease reserve and termination costs                $  678          $   30          $  -         $  372(f)       $  336
                                                         ======          ======          =====        ======          ======
    Fifty-two weeks ended March 25, 2001
    ------------------------------------
    Allowance for doubtful accounts - notes and
      accounts receivable                                $  809          $  191          $  27 (c)    $  147 (a)      $  880
                                                         ======          ======          =====        ======          ======
      Lease reserve and termination costs                $974            $  463          $ 801 (d)    $1,560 (f)      $  678
                                                         ======          ======          =====        ======          ======
    Fifty-two weeks ended March 26, 2000
    ------------------------------------
    Allowance for doubtful accounts - notes and                                            404 (e)
                                                                                         =====
      accounts receivable                                $  467          $  895          $  32 (c)    $  989 (a)      $  809
                                                         ======          ======          =====        ======          ======
                                                                                           274 (e)
                                                                                         =====
      Lease reserve and termination costs                $   -           $  191          $ 660 (d)    $   151         $  974
                                                         ======          ======          =====        ======          ======

(a)      Uncollectible amounts written off
(b)      Uncollectible advertising fund receivables
(c)      Provision charged to advertising fund
(d)      Lease termination charge to purchase accounting
(e)      Assumed as part of the Miami Subs acquisition
(f)      Payment of lease termination and other costs

                                      F-43