Form 10-Q
period 2002-06-30
NATHANS FAMOUS INC
filed 2002-08-14
CIK 69733

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended June 30, 2002.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from _________ to ________.

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

At June 30, 2002, an aggregate of 6,243,086 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                         Page
                                                                        Number
                                                                        ------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets - June 30, 2002 and
          March 31, 2002                                                   3

          Consolidated Statements of Earnings - Thirteen Weeks
          Ended June 30, 2002 and June 24, 2001                            4

          Consolidated Statements of Stockholders' Equity -
          Thirteen Weeks Ended June 30, 2002                               5

          Consolidated Statements of Cash Flows - Thirteen Weeks
          Ended June 30, 2002 and June 24, 2001                            6

          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               15

Item 6.   Exhibits and Reports on Form 8-K                                15

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk      15

SIGNATURES                                                                16

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
-----------------------------------------

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                         June          March
                                                                       30, 2002       31, 2002
                                                                       --------       --------
                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents including  restricted cash
      of $83 and $83, respectively                                    $    1,839       $    1,834
   Marketable securities and investment in limited partnership             5,583            8,819
   Notes and accounts receivable, net                                      3,231            2,808
   Inventories                                                               541              592
   Assets held for sale                                                    1,452            1,512
   Prepaid expenses and other current assets                                 819            1,269
   Deferred income taxes                                                   1,747            1,747
                                                                      ----------       ----------
          Total current assets                                            15,212           18,581

Notes receivable, net                                                      2,172            2,277
Property and equipment, net                                                8,270            8,925
Intangible assets, net                                                     3,860           17,123
Deferred income taxes                                                      2,567            1,539
Other assets, net                                                            300              300
                                                                      ----------       ----------
                                                                      $   32,381       $   48,745
                                                                      ==========       ==========

Current liabilities:
   Current maturities of notes payable and capital lease obligations  $      550       $      559
   Accounts payable                                                        1,261            1,619
   Accrued expenses and other current liabilities                          5,539            6,506
   Deferred franchise fees                                                   321              332
                                                                      ----------       ----------
          Total current liabilities                                        7,671            9,016

   Notes payable and capital lease obligations, less current maturities    1,183            1,220
   Other liabilities                                                       2,194            2,364
                                                                      ----------       ----------
          Total liabilities                                               11,048           12,600
                                                                      ----------       ----------
Stockholders' equity:
   Common stock, $.01 par value - 30,000,000 shares authorized;
    7,065,202 shares issued; 6,243,086 and 7,023,511 shares outstanding
    at June 30, 2002 and March 31, 2002, respectively                         71               71
   Additional paid-in capital                                             40,746           40,746
   Accumulated deficit                                                   (16,529)          (4,537)
   Accumulated other comprehensive income                                     35             -
                                                                      ----------       ----------
                                                                          24,323           36,280
   Treasury stock at cost, 822,116 and 41,691 at June 30, 2002
    and March 31, 2002, respectively                                      (2,990)            (135)
                                                                      ----------       ----------
          Total stockholders' equity                                      21,333           36,145
                                                                      ----------       ----------
                                                                      $   32,381       $   48,745
                                                                      ==========       ==========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              Thirteen weeks ended June 30, 2002 and June 24, 2001
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                         2002                  2001
                                                                         ----                  ----

Sales                                                                   $  8,359            $   8,588
Franchise fees and royalties                                               1,542                2,189
License royalties                                                            811                  707
Investment and other income                                                  127                  250
Interest income                                                               75                  142
                                                                        --------            ---------
          Total revenues                                                  10,914               11,876
                                                                        --------            ---------
Costs and expenses:
   Cost of sales                                                           5,518                5,600
   Restaurant operating expenses                                           1,767                1,953
   Depreciation and amortization                                             410                  420
   Amortization of intangible assets                                          70                  222
   General and administrative expenses                                     2,102                2,156
   Interest expense                                                           39                   59
   Impairment charge on long-lived assets                                    421                 --
   Other (income)                                                            --                  (210)
                                                                        --------            ---------
          Total costs and expenses                                        10,327               10,200
                                                                        --------            ---------
Operating income                                                             587                1,676

Provision for income taxes                                                   241                  714
                                                                        --------            ---------
Income before cumulative effect of change in accounting principle            346                  962

Cumulative effect of change in accounting principle, net of
   deferred taxes of $855                                                (12,338)                --
                                                                        --------            ---------
Net (loss) income                                                       $(11,992)           $     962
                                                                        ========            =========

Basic (loss) income per share
   Income before cumulative effect of change in accounting principle    $   0.05            $    0.14
   Cumulative effect of change in accounting principle                     (1.94)                --
                                                                        --------            ---------
   Net (loss) income                                                    $  (1.89)           $    0.14
                                                                        ========            =========
Diluted (loss) income per share
   Income before cumulative effect of change in accounting principle    $   0.05            $    0.14
   Cumulative effect of change in accounting principle                     (1.94)                --
                                                                        --------            ---------
   Net (loss) income                                                    $  (1.89)           $    0.14
                                                                        ========            =========
Shares used in computing net income
   Basic                                                                   6,354                7,065
                                                                        ========            =========
   Diluted                                                                 6,354                7,084
                                                                        ========            =========

  See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Thirteen weeks ended June 30, 2002
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                Accumulated
                                                                    Other
                                          Additional             Comprehen-            Treasury      Total
                        Common    Common   Paid -in  Accumulated    sive     Treasury    Stock,   Stockholders'
                        Shares    Stock     Capital    Deficit     Income      Shares   at cost      Equity
                        -----     ------   --------- ----------- ----------  --------  ---------  -------------
Balance at
April 1, 2002         7,065,202   $   71   $ 40,746  $  ( 4,537)   $   --      41,691   $  (135)    $ 36,145


Purchase of
treasury stock                                                                 780,425   (2,855)      (2,855)

Comprehensive
earnings (losses):

Net loss                                                (11,992)                                     (11,992)

Other
Comprehensive
Income, net of
income taxes:

Unrealized gains
on available for
sale securities,
net of tax
provision of $25                                                       35               `                 35
                      ---------   ------   --------  ----------    ------     -------   -------     --------
Total
comprehensive
loss                                                                                                 (11,957)
                      ---------   ------   --------  ----------    ------     -------   -------     --------
Balance at
June 30, 2002         7,065,202   $   71   $ 40,746    $(16,529)   $   35     822,116   $(2,990)     $21,333
                      =========   ======   ========  ==========    ======     =======   =======     ========

      See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Thirteen weeks ended June 30, 2002 and June 24, 2001
                                 (In thousands)
                                   (Unaudited)

                                                                              2002        2001
                                                                              ----        ----
Cash flows from operating activities:
   Net (loss) income                                                       $(11,992)     $   962
   Adjustments to reconcile net income to
     net cash used in operating activities:
      Cumulative effect of change in accounting principle, net of
       deferred taxes                                                        12,338          --
      Depreciation and amortization                                             410           420
      Amortization of intangible assets                                          70           222
      Provision for doubtful accounts                                            74            30
      Gain on sale of available for sale securities                             (10)         --
      Gain on sale of restaurant                                               --             (96)
      Impairment charge on long-lived assets                                    421          --
      Deferred income taxes                                                    (198)          (17)
   Changes in operating assets and liabilities:
      Marketable securities and investment in limited partnership               110        (1,354)
      Notes  and accounts receivable, net                                      (479)         (839)
      Inventories                                                                51          ( 67)
      Prepaid expenses and other current assets                                 450           333
      Accounts payable and accrued expenses                                  (1,325)       (1,727)
      Deferred franchise and area development fees                             ( 11)           12
      Other assets, net                                                        --              24
      Other non current liabilities                                            (170)         (135)
                                                                             ------        ------
        Net cash used in operating activities                                  (261)       (2,232)
                                                                             ------        ------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                        3,572          --
   Purchase of available for sale securities                                   (376)         --
   Purchase of property and equipment                                          (116)         (321)
   Proceeds from sale of restaurants, net                                      --           1,875
   Payments received on notes receivable                                         87            87
                                                                             ------        ------
        Net cash provided by investing activities                             3,167         1,641
                                                                             ------        ------
Cash flows from financing activities:
   Repurchase of common stock                                                (2,855)         --
   Principal repayment of borrowings  and obligations under capital leases     ( 46)        (852)
                                                                             ------        ------
   Net cash used in financing activities                                     (2,901)        (852)
                                                                             ------        ------
Net increase (decrease) in cash and cash equivalents                              5        (1,443)
Cash and cash equivalents, beginning of period                                1,834         4,325
                                                                             ------        ------
Cash and cash equivalents, end of period                                     $1,839        $2,882
                                                                             ======        ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes                              $   24       $    15
                                                                             ======        ======
   Cash paid during the period for interest                                  $   40       $    63
                                                                             ======        ======

     See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's" or the "Company")for the thirteen week periods ended June 30, 2002 and June 24, 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

NOTE B - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     During the first quarter of fiscal 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which supercedes APB Opinion No. 17, "Intangible Assets" and certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 142 required that goodwill and other intangibles be reported separately; eliminates the requirement to amortize goodwill and indefinite-lived assets; addresses the amortization of intangible assets with a defined life; and addresses impairment testing and recognition of goodwill and intangible assets. SFAS 142 changes the method of accounting for the recoverability of goodwill for the Company, such that it is evaluated at the brand level based upon the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, on comparable sales or valuations of other restaurant brands. The impairment review involves a two-step process as follows:

Step 1 Compare the fair value for each reporting unit to its carrying value, including goodwill. For each reporting unit where the carrying value, including goodwill, exceeds the reporting unit's fair value, move on to step 2. If a reporting unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 Allocate the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. Then, compare the implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess. The transitional impairment charge, if any, is recorded as a cumulative effect of accounting change for goodwill.

The Company completed its initial SFAS 142 transitional impairment test of goodwill including an assessment of a valuation of the Nathan's, Miami Subs and Kenny Rogers Roasters reporting units provided by an outside valuation consultant and has recorded an impairment charge requiring the Company to write-off substantially all of the goodwill related to the acquisitions, trademarks and recipes as a cumulative effect of accounting change in the first quarter of fiscal 2003. The changes in the net carrying amount of goodwill, trademarks and recipes for the first quarter of fiscal 2003 are as follows:

                                          Goodwill          Trademarks           Recipes            Total
                                       (In thousands)      (In thousands)    (In thousands)   (In thousands)
                                        ------------        ------------      ------------     ------------
Balance as of April 1, 2002              $  11,083           $   2,242          $    30         $ 13,355

Cumulative effect of accounting change
 for goodwill and other intangibles        (10,988)            ( 2,174)           (  30)         (13,192)
                                         ---------           ---------          -------         --------

Balance as of June 30, 2002              $      95           $      68          $  --           $    163
                                         =========           =========          =======         ========

     Additionally, the Company ceased amortization of goodwill, trademarks and recipes in accordance with SFAS 142. The following table provides a reconciliation of the reported net income for the first quarter of 2002 adjusted as though SFAS 142 had been effective:

                                                 Thirteen Weeks Ended June 24, 2001
                                                 ----------------------------------
                                                                      Basic and
                                                     Amount        Diluted Income Per
                                                 (In thousands)           Share
                                                  ------------            -----

   Reported net income                             $    962             $   0.14
   Add back discontinued amortization expense           153                 0.02
                                                   --------             --------
   Adjusted net income                             $  1,115             $   0.16
                                                   ========             ========

     The Company currently has intangible assets subject to amortization in the form of future royalty streams and favorable leases. The net amount of royalty streams was $2,889,000, as of June 30, 2002. The Company amortized $57,000 of that asset during the first quarter of fiscal 2003. The estimated annual aggregate amortization expense for the entire fiscal year ending March 30, 2003 is estimated to be approximately $280,000. Nathan's will no longer amortize existing goodwill and certain intangibles having indefinite lives, thus reducing amortization expense by approximately $600,000 per year

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement supersedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company adopted the provisions of FAS 144 on April 1, 2002, the adoption of such, did not have a material impact on the financial position and results of operations of the Company.

NOTE C - SALES OF RESTAURANTS

     Subsequent to June 30, 2002, the Company entered into sales contracts for the sale of five company-operated restaurants totaling $1,674,000. Nathan's expects to complete the sale of two of the restaurants in August and September

2002 to non-franchisees and the remaining three restaurants are expected to be sold to a franchisee no later than October 31, 2002. All sales are in cash, and are subject to certain conditions which may include financing.

NOTE D - MARKETABLE SECURITIES and INVESTMENT IN LIMITED PARTNERSHIP

     Effective April 1, 2002, the Company transferred certain securities formerly classified as "trading" securities to "available for sale" due to a change in the Company's investment strategies. As required by FASB Statement No. 115, the transfer of these securities between categories of investments has been accounted for at fair value and the unrealized holding gain or loss on the transfer from the trading category will not be reversed. The unrealized gain for the period ended June 30, 2002 totaling $35,000 net of income taxes, has been included as a component of the Company's comprehensive income.

NOTE E - INCOME (LOSS)  PER SHARE

     The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen week periods ended June 30, 2002 and June 24, 2001, respectively.

Thirteen weeks                                                            Net  (Loss) Income
--------------                      Net (Loss) Income   Number of Shares     Per Share
                                    -----------------   ----------------     ---------
                                      2002      2001     2002      2001      2002     2001
                                      ----      ----     ----      ----      ----     ----
Basic EPS
 Basic calculation                  $(11,992)   $962     6,354     7,065    $(1.89)   $ .14
 Effect of dilutive employee stock
  options and warrants                   -      -         -           19       -        -
                                    --------    ----     -----     -----    ------    -----
Diluted EPS
   Diluted calculation              $(11,992)   $962     6,354     7,084    $(1.89)   $ .14
                                    ========    ====     =====     =====    ======    =====

     Common stock equivalents aggregating 219,000 shares have been excluded from the diluted EPS calculation for the period ended June 30, 2002 as the impact of their inclusion would have been anti-dilutive.

     Options and warrants issued to employees to purchase 902,838 and 1,390,401 shares of common stock in the thirteen week periods ended June 30, 2002 and June 24, 2001, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares for the periods. These options and warrants were still outstanding at the end of the related periods.

NOTE F - STOCK REPURCHASE PROGRAM

     On September 14, 2001, Nathan's was authorized to purchase up to 1 million shares of its common stock. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow. Through June 30, 2002, 822,116 shares have been repurchased at a cost of approximately $2,990,000. Subsequent to June 30, 2002, through August 9, 2002, Nathan's purchased an additional 168,949 shares of common stock at a cost of approximately $649,000.

NOTE G - CONTINGENCIES

     Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the amended complaint, the plaintiffs, a minor and her mother, are seeking damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's Famous' former employees claiming that the Nathan's entities failed to properly supervise minor employees, failed to monitor its supervisory personnel, and were negligent in hiring, retaining and promoting the individual defendant, who allegedly molested, harassed and raped the minor plaintiff, who was also an employee. On May 29, 2002, as a result of a mediation, this action was settled, subject to court approval. In the event the court approves the settlement, the plaintiffs will be paid $650,000 which has been accrued as of March 31, 2002, as a component of "Accrued expenses and other current liabilities" in the accompanying balance sheets.

NOTE H - RECLASSIFICATIONS

     Certain reclassifications of prior period balances have been made to conform to the June 30, 2002 presentation.

 NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In addition to plans for expansion through franchising and our Branded Product Program, Nathan's is continuing to capitalize on the co-branding opportunities within our existing restaurant system. To date, the Arthur Treacher's brand has been introduced within 133 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand has been added to the menu of 88 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand has been introduced into 79 Miami Subs and Nathan's restaurants. We have begun testing the Miami Subs brand in three company-owned Nathan's restaurants and one Kenny Rogers franchised restaurant.

     In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 16 of those properties and are continuing to market two of the remaining properties for sale. We also terminated 10 additional leases for properties outside of the divestiture plan and may terminate additional leases in the future that were not part of our divestiture plan.

     In the initial weeks following the events of September 11, 2001, there was a decline in revenues in a significant number of company and franchised restaurants, operating primarily in Las Vegas, south Florida, and at airports throughout the United States. Sales have since rebounded in Las Vegas and at airports, but have continued to be negatively impacted in the south-Florida market.

     At June 30, 2002, our combined system consisted of 354 franchised or licensed units, 22 company-owned units and approximately 1,600 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 39 states, the District of Columbia and 13 foreign countries. At June 30, 2002, our company-owned restaurant system included 16 Nathan's units, four Miami Subs units and two Kenny Rogers Roasters units, as compared to 16 Nathan's units, six Miami Subs units and two Kenny Rogers Roasters units at June 24, 2001.

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

Impairment of Goodwill and Other Intangible Assets

     Statement of Financial Accounting Standards, or SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions which are used in this test are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results then additional impairment expenses may be required.

Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually, and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. We have identified certain restaurants that have been impaired and recorded impairment charges of approximately $421,000 relating to three restaurants during the first quarter fiscal 2003.

Impairment of Notes Receivable

     Statement of Financial Accounting Standards, or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: 1) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions; 2) whether the loan is secured by collateral that is not readily marketable; or 3) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term.

Revenue Recognition

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


Self-insurance Liabilities

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

Results of Operations

Thirteen weeks ended June 30, 2002 compared to June 24, 2001

Revenues
--------

     Total sales decreased by 2.7% or $229,000 to $8,359,000 for the thirteen weeks ended June 30, 2002 ("first quarter fiscal 2003") as compared to $8,588,000 for the thirteen weeks ended June 24, 2001 ("first quarter fiscal 2002"). Sales from the Branded Product Program increased by 34.6% to $1,666,000 for the first quarter fiscal 2003 as compared to sales of $1,238,000 in the first quarter fiscal 2002. Company-owned restaurant sales decreased 8.9% or $657,000 to $6,693,000 from $7,350,000 primarily due to the operation of three fewer company-owned stores as compared to the prior fiscal year which was partially offset by a 1.9% sales increase at our comparable restaurants (consisting of 16 Nathan's, four Miami Subs and two Kenny Rogers Roasters restaurants) The reduction in company-owned stores is the result of our franchising two restaurants, and the sale of one restaurant pursuant to an order of condemnation. The financial impact associated with these three restaurants lowered restaurant sales by $785,000 and lowered restaurant operating profits by $53,000 versus the fiscal 2002 period.

     Franchise fees and royalties decreased by 29.6% or $647,000 to $1,542,000 in the first quarter fiscal 2003 compared to $2,189,000 in the first quarter fiscal 2002. Franchise royalties decreased by $315,000 or 17.6% to $1,474,000 in the first quarter fiscal 2003 as compared to $1,789,000 in the first quarter fiscal 2002. The majority of this decline is due to the decrease in the amount of franchise sales and the increased amount of royalties deemed unrealizable during the first quarter fiscal 2003 as compared to the first quarter fiscal 2002. Domestic franchise restaurant sales decreased by 18.3% to $41,628,000 in the first quarter fiscal 2003 as compared to $48,951,000 in the first quarter fiscal 2002. At June 30, 2002, 354 franchised or licensed restaurants were operating as compared to 384 franchised or licensed restaurants at June 24, 2001. At June 30, 2002, royalties from 39 domestic franchised locations have been deemed unrealizable. Franchise fee income derived from new openings and our co-branding activities was $56,000 in the first quarter fiscal 2003 as compared to $340,000 in the first quarter fiscal 2002. This decrease was primarily attributable to the difference between the number of franchised units open between the two periods and the initial fees earned from existing restaurants within our system that co-branded during the first quarter fiscal 2002. During the first quarter fiscal 2002, we earned $172,500 in connection with our co-branding strategy within the Miami Subs system to offer Nathan's, Kenny
Rogers Roasters and Arthur Treacher's products. These activities were substantially completed during fiscal 2002. During the first quarter fiscal 2003, one new franchised unit opened.

     License royalties were $811,000 in the first quarter fiscal 2003 as compared to $707,000 in the first quarter fiscal 2002. The majority of this increase is attributable to increased sales by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

     Investment and other income decreased by $123,000 to $127,000 in the first quarter fiscal 2003 versus $250,000 in the first quarter fiscal 2002. During the first quarter fiscal 2003, Nathans' investment income was approximately $154,000 lower than in the first quarter fiscal 2002 due primarily to differences in performance of the financial markets between the two periods. In the first quarter fiscal 2003, Nathan's realized a gain of $135,000 in connection with the early termination of a Branded Product Program sales agreement. During the first quarter fiscal 2002, Nathan's recognized a net gain of $96,000 primarily in connection with the sale of a company-owned restaurant.

     Interest income decreased by $67,000 to $75,000 in the first quarter fiscal 2003 versus $142,000 in the first quarter fiscal 2002 due to lower interest income on its investments in marketable securities and its notes receivable

Costs and Expenses
------------------

     Cost of sales decreased by $82,000 from $5,600,000 in the first quarter fiscal 2002 to $5,518,000 in the first quarter fiscal 2003. During the first quarter fiscal 2003, restaurant cost of sales were lower than the first quarter fiscal 2002 by approximately $365,000. Lower cost of sales attributable to operating fewer company-owned restaurants of approximately $507,000 more than offset higher costs at our comparable restaurants. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 62.1% in the first quarter fiscal 2003 as compared to 61.1% in the first quarter fiscal 2002 due primarily to higher labor and related costs. Higher costs of approximately $283,000 were incurred in connection with the growth of our Branded Product Program which was partially offset by lower commodity costs during the first quarter fiscal 2003. Through most of the first quarter fiscal 2002, commodity prices of our primary meat products were at their highest levels in recent years as compared to costs during the first quarter fiscal 2003 which were in line with historical norms.

     Restaurant operating expenses decreased by $186,000 from $1,953,000 in the first quarter fiscal 2002 to $1,767,000 in the first quarter fiscal 2003. Restaurant operating costs were lower in the first quarter fiscal 2003 by approximately $230,000, as compared to the first quarter fiscal 2002 as a result of operating fewer restaurants. The reduction in restaurant operating expenses from operating fewer restaurants was partially offset by higher ongoing costs of marketing, occupancy and insurance during the first quarter fiscal 2003.

     Depreciation and amortization decreased by $10,000 from $420,000 in the first quarter fiscal 2002 to $410,000 in the first quarter fiscal 2003. Lower depreciation expense of operating fewer company-owned restaurants versus the first quarter fiscal 2002 was partially offset by additional depreciation expense attributable to last year's capital spending.

     Amortization of intangibles decreased by $152,000 from $222,000 in the first quarter fiscal 2002 to $70,000 in the first quarter fiscal 2003. Amortization of intangibles decreased as a result of the adoption of SFAS No. 142 " Accounting for Goodwill and Other Intangible Assets" in the first quarter fiscal 2003. Pursuant to SFAS No. 142, we have discontinued the amortization of Goodwill, Trademarks, Trade Names and Recipes.

     General and administrative expenses decreased by $54,000 to $2,102,000 in the first quarter fiscal 2003 as compared to $2,156,000 in the first quarter fiscal 2002. The decrease in general and administrative expenses was due primarily to lower professional fees of approximately $54,000 and personnel and incentive compensation expense of approximately $41,000 which were partly offset by higher bad debts expense of approximately $44,000.

     Interest expense was $39,000 during the first quarter fiscal 2003 as compared to $59,000 during the first quarter fiscal 2002. The reduction in interest expense relates primarily to the repayment of outstanding trade debt between the two periods.

     Impairment charge on long-lived assets of $421,000 during the first quarter fiscal 2003 represents the write-down relating to three under-performing stores.

     Other income of $210,000 in the first quarter fiscal 2002 represents the reversal of a previously recorded litigation provision for an award that was settled, upon appeal, in our favor.

Provision for Income Taxes

     In the first quarter fiscal 2003, the income tax provision on earnings before cumulative effect of change in accounting principle was $241,000 or 41.1% of income before income taxes as compared to $714,000 or 42.6% of income before income taxes in the first quarter fiscal 2002. The effective income tax rate was lower in the first quarter fiscal 2003 due to the adoption of FASB No. 142 which requires that goodwill no longer be amortized. Such goodwill amortization was not tax deductible by the Company which increased the effective tax rate in prior years.

Cumulative effect of change in accounting principle
---------------------------------------------------

     In the first quarter fiscal 2003, we adopted SFAS No. 142, "Accounting for Goodwill and Other Intangibles". In connection with the implementation of this new standard, Goodwill, Trademarks, Trade Names and Recipes were deemed to be impaired and their carrying value was written down by $13,192,000, or $12,338,000, net of tax (See Note - B).

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2002 aggregated $1,839,000, increasing by $5,000 during the fiscal 2003 period. At June 30, 2002, marketable securities and investment in limited partnership decreased by $3,236,000 from March 31, 2002 to $5,583,000 and net working capital decreased to $7,541,000 from $9,565,000 at March 31, 2002.

     Cash used in operations of $261,000 in the fiscal 2003 period is primarily attributable to net loss of $11,992,000, non-cash charges of $13,313,000, including cumulative effect of accounting change of $12,338,000, depreciation and amortization of $480,000, impairment charges of $421,000 and provision for doubtful accounts of $74,000, in addition to decreases in prepaid expenses and other current assets of $450,000 and marketable securities and investment in limited partnership of $110,000, which were more than offset by decreases in accounts payable and accrued expenses of $1,325,000, an increase in notes and accounts receivable of $479,000 and a decrease in other liabilities of $170,000.

     Cash provided by investing activities of $3,167,000 is comprised primarily of proceeds from the sale of securities of $3,572,000 and repayments on notes receivable of $87,000 which were partly offset by the purchases of securities of $376,000 and expenditures relating to capital improvements of the company-owned restaurants and other fixed asset additions of $116,000.

     Cash used in financing activities of $2,901,000 represents repurchases of 780,425 shares of common stock at a total cost of $2,855,000 and repayments of notes payable and obligations under capital leases in the amount of $46,000.

     On September 14, 2001, Nathan's was authorized to purchase up to 1 million shares of its common stock. Pursuant to our stock repurchase program, we repurchased 822,116 shares of common stock in open market transactions and a private transaction at a total cost of $2,990,000 through the quarter ended June 30, 2002. Subsequent to June 30, 2002, through August 9, 2002, Nathan's purchased an additional 168,949 shares of common stock at a cost of approximately $649,000.

     We expect that we will make additional investments in certain existing restaurants in the future and that we will fund those investments from our operating cash flow. We do not expect to incur significant capital expenditures to develop new company-owned restaurants during our fiscal year ending March 30, 2003.

     In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 16 of those properties and are continuing to market two of the remaining properties for sale. Since acquiring Miami Subs, we have accrued approximately $1,461,000 and made payments of approximately
$1,273,000 for lease obligations and termination costs, as part of the acquisition, for units having total future minimum lease obligations of $7,680,000 with remaining lease terms of one year up to approximately 17 years. We may incur future cash payments, consisting primarily of future lease payments, including costs and expenses associated with terminating additional leases, that were not part of our divestiture plan.

     There are currently 33 properties that we either own or lease from third parties which we lease or sublease to franchisees and non-franchisees. We remain contingently liable for all costs associated with these properties. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of June 30, 2002 was approximately $1.2 million.

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

                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings

     We and our subsidiaries are from time to time involved in ordinary and routine litigation. We are also involved in the following litigation:

     Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the amended complaint, the plaintiffs, a minor and her mother, are seeking damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's Famous' former employees claiming that the Nathan's entities failed to properly supervise minor employees, failed to monitor its supervisory personnel, and were negligent in hiring, retaining and promoting the individual defendant, who allegedly molested, harassed and raped the minor plaintiff, who was also an employee. On May 29, 2002, as a result of a mediation, this action was settled, subject to court approval. In the event the court approves the settlement, the plaintiffs will be paid $650,000 which has been accrued as of March 31, 2002, as a component of "Accrued expenses and other current liabilities" in the accompanying balance sheets.


Item 6: Exhibits and Reports on Form 8-K

   (a)   Exhibits

     99.1 Certification by Howard M. Lorber, CEO, Nathan's Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification by Ronald G. DeVos, CFO, Nathan's Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.


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

     Foreign franchisees generally conduct business with us and make payments in, United States dollars, reducing the risks inherent with changes in the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.
                                       15

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATHAN'S FAMOUS, INC.



Date: August 13, 2002           By: /s/Wayne Norbitz
                                    -------------------------------------
                                    Wayne Norbitz
                                    President and Chief Operating Officer
                                    (Principal Executive Officer)


Date: August 13, 2002           By: /s/Ronald G. DeVos
                                    -------------------------------------
                                    Ronald G. DeVos
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)