Form 10-Q
period 2002-09-29
NATHANS FAMOUS INC
filed 2002-11-13
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended September 29, 2002.

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Act of 1934 for the transition period from to .

                          Commission File Number 1-3189

                              NATHAN'S FAMOUS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    11-3166443
-------------------------------                 ----------------------
(State or other jurisdiction of                    (IRS employer
incorporation or organization)                  identification number)

                    1400 OLD COUNTRY ROAD, WESTBURY, NEW YORK 11590
          -----------------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (516) 338-8500
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At November 5, 2002, an aggregate of 5,876,079 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets - September 29, 2002 and
          March 31, 2002                                                     3

          Consolidated Statements of Operations - Thirteen Weeks
          Ended September 29, 2002 and September 23, 2001                    4

          Consolidated Statements of Operations - Twenty-six Weeks
          Ended September 29, 2002 and September 23, 2001                    5

          Consolidated Statements of Stockholders' Equity -
          Twenty-six Weeks Ended September 29, 2002                          6

          Consolidated Statements of Cash Flows -Twenty-six Weeks
          Ended September 29, 2002 and September 23, 2001                    7

          Notes to Consolidated Financial Statements                         8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               17

Item 3.   Qualitative and Quantitative Disclosures about Market Risk        23

Item 4.   Controls and Procedures                                           25


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 26

Item 4.   Submission of Matter to a Vote of Security Holders                26

Item 6.   Exhibits and Reports on Form 8-K                                  26

SIGNATURES                                                                  28

Certifications of principal executive officers                              29

Certification of principal financial officer                                31

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                       Sept. 29,      March 31,
                                                                                         2002           2002
                                                                                       ---------     ----------
                                                                                      (Unaudited)
Current assets:
           Cash and cash equivalents including  restricted cash
              of $83 and $83, respectively                                             $   2,241     $    1,834
           Marketable securities and investment in limited partnership                     5,453          8,819
           Notes  and accounts receivable, net                                             2,833          2,808
           Inventories                                                                       498            592
           Assets held for sale                                                            1,245          1,512
           Prepaid expenses and other current assets                                         613          1,269
           Deferred income taxes                                                           1,747          1,747
                                                                                       ---------     ----------
                      Total current assets                                                14,630         18,581
    Notes receivable, net                                                                  1,807          2,277
    Property and equipment, net                                                            8,097          8,925
    Goodwill, net                                                                             95         11,083
    Intangible assets, net                                                                 3,696          6,040
    Deferred income taxes                                                                  2,553          1,539
    Other assets, net                                                                        291            300
                                                                                       --------      ----------
                                                                                       $  31,169     $   48,745
                                                                                       =========     ==========
    Current liabilities:
           Current maturities of notes payable and capital lease obligations           $     547     $      559
           Accounts payable                                                                1,151          1,619
           Accrued expenses and other current liabilities                                  5,070          6,506
           Deferred franchise fees                                                           381            332
                                                                                       ---------     ----------
                      Total current liabilities                                            7,149          9,016
           Notes payable and capital lease obligations, less current maturities            1,140          1,220
           Other liabilities                                                               2,087          2,364
                                                                                       ---------     ----------
                      Total liabilities                                                   10,376         12,600
                                                                                       ---------     ----------
    Stockholders' equity:
           Common stock, $.01 par value - 30,000,000 shares authorized;
              7,065,202 shares issued;  6,065,202 and 7,023,511 shares outstanding
              at September 29, 2002 and March 31, 2002, respectively                          71             71
           Additional paid-in capital                                                     40,746         40,746
           Accumulated deficit                                                           (16,419)        (4,537)
           Accumulated other comprehensive income                                             65             --
                                                                                       ---------     ----------
                                                                                          24,463         36,280
           Treasury stock at cost, 1,000,000 and 41,691 shares at
             September 29, 2002 and March 31, 2002, respectively                          (3,670)          (135)
                                                                                       ---------     ----------
                      Total stockholders' equity                                          20,793         36,145
                                                                                       ---------     ----------
                                                                                       $  31,169         48,745
                                                                                       =========     ==========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Thirteen weeks ended September 29, 2002 and
                    September 23, 2001 (In thousands, except
                               per share amounts)
                                   (Unaudited)

                                                        2002           2001
                                                     ---------       --------
    Sales                                             $  8,668       $  9,085
    Franchise fees and royalties                         1,451          2,052
    License royalties                                      588            605
    Investment and other (loss)                            (76)           (74)
    Interest income                                         81            117
                                                      --------       --------

                      Total revenues                    10,712         11,785
                                                      --------       --------

    Costs and expenses:
           Cost of sales                                 5,635          5,885
           Restaurant operating expenses                 1,931          2,018
           Depreciation and amortization                   474            394
           Amortization of intangible assets                69            220
           General and administrative expenses           2,058          2,051
           Interest expense                                 39             48
           Impairment charge on notes receivable           320             --
                                                      --------       --------
                      Total costs and expenses          10,526         10,616
                                                      --------       --------

    Operating income                                       186          1,169
    Provision for income taxes                              76            515
                                                      --------       --------

    Net  income                                       $    110       $    654
                                                      ========       ========

    PER SHARE INFORMATION
    Net income per share
       Basic                                          $   0.02       $   0.09
                                                      ========       ========
       Diluted                                        $   0.02       $   0.09
                                                      ========       ========

    Weighted average shares outstanding
       Basic                                             6,105          7,065
                                                      ========       ========
       Diluted                                           6,229          7,080
                                                      ========       ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Twenty-six weeks ended September 29, 2002 and
                    September 23, 2001 (In thousands, except
                               per share amounts)
                                   (Unaudited)

                                                                            2002            2001
                                                                           ---------      ---------
    Sales                                                                  $ 17,027       $ 17,673
    Franchise fees and royalties                                              2,993          4,241
    License royalties                                                         1,399          1,312
    Investment and other income                                                  51            176
    Interest income                                                             156            259
                                                                           --------       --------
                      Total revenues                                         21,626         23,661
                                                                           --------       --------
    Costs and expenses:
           Cost of sales                                                     11,153         11,485
           Restaurant operating expenses                                      3,698          3,971
           Depreciation and amortization                                        884            814
           Amortization of intangible assets                                    139            442
           General and administrative expenses                                4,160          4,170
           Interest expense                                                      78            107
           Impairment charge on long-lived assets                               421             --
           Impairment charge on notes receivable                                320             --
           Other (income)                                                      --             (210)
                                                                           --------       --------
                      Total costs and expenses                               20,853         20,779
                                                                           --------       --------
    Operating income                                                            773          2,882
    Provision for income taxes                                                  317          1,266
                                                                           --------       --------
    Income before cumulative effect of change in
       accounting principle                                                     456          1,616
    Cumulative effect of change in accounting principle, net of
       income taxes of $855                                                 (12,338)            --
                                                                           --------       --------
    Net (loss) income                                                      $(11,882)      $  1,616
                                                                           ========       ========
    Basic (loss) income per share
       Income before cumulative effect of change in accounting principle   $   0.07       $   0.23
       Cumulative effect of change in accounting principle                    (1.98)            --
                                                                           --------       --------
       Net (loss) income                                                   $  (1.91)      $   0.23
                                                                           ========       ========
    Diluted (loss) income per share
       Income before cumulative effect of change in accounting principle   $   0.07       $   0.23
      Cumulative effect of change in accounting principle                     (1.98)            --
                                                                           --------       --------
       Net (loss) income                                                   $  (1.91)      $   0.23
                                                                           ========       ========
    Weighted average shares outstanding
       Basic                                                                  6,230          7,065
                                                                           ========       ========
       Diluted                                                                6,230          7,082
                                                                           ========       ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Twenty-six weeks ended September 29, 2002
                      (In thousands, except share amounts)
                                   (Unaudited)

                                           Accumulated
                                            Additional                        Other                     Treasury        Total
                     Common      Common       Paid -in     Accumulated     Comprehensive    Treasury     Stock,      Stockholders'
                     Shares      Stock        Capital          Deficit        Income          Shares     at cost        Equity
Balance at
April 1, 2002       7,065,202    $   71    $    40,746     $   ( 4,537)    $       --          41,691     $   (135)     $   36,145

Purchase of
treasury stock                                                                                958,309        (3,535)        (3,535)

Net loss                                                       (11,882)                                                    (11,882)

Unrealized gains
on available for
sale securities,
net of tax
provision of $47                                                                   65                                          65
                    ---------    ------    -----------     ------------    ----------        ---------    ---------      --------
Balance at
September 29,
2002                7,065,202    $   71    $    40,746     $   (16,419)    $       65        1,000,000    $ (3,670)      $ 20,793
                    =========    ======    ===========     ============    ==========        =========    =========      ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Twenty-six weeks ended September 29, 2002 and September 23, 2001
                                 (In thousands)
                                   (Unaudited)

                                                                                          2002          2001
                                                                                        --------       -------
    Cash flows from operating activities:
           Net (loss) income                                                            $(11,882)      $ 1,616
           Adjustments to reconcile net income to
             net cash provided by (used in) operating activities:
                 Cumulative effect of change in accounting principle, net of
                    deferred taxes                                                        12,338          --
                 Depreciation and amortization                                               884           814
                 Amortization of intangible assets                                           139           442
                 Provision for doubtful accounts                                              81            83
                 Amortization of bond premium                                                 63          --
                 Gain on sale of available for sale securities                               (10)         --
                 Gain on sale of fixed assets                                                 (9)          (93)
                 Impairment charge on long-lived assets                                      421          --
                 Impairment charge on notes receivable                                       320          --
                 Deferred income taxes                                                      (206)          (27)
           Changes in operating assets and liabilities:
                 Marketable securities and investment in limited partnership                 251        (1,694)
                 Notes  and accounts receivable, net                                        (117)          (47)
                 Inventories                                                                  94          (153)
                 Prepaid expenses and other current assets                                   656           658
                 Accounts payable and accrued expenses                                    (1,808)       (1,851)
                 Deferred franchise and area development fees                                 49             2
                 Other assets, net                                                             9            32
                 Other non current liabilities                                              (277)         (188)
                                                                                        --------       -------
                   Net cash provided by (used in) operating activities                       996          (406)
                                                                                        --------       -------
    Cash flows from investing activities:
           Proceeds from sale of available for sale securities                             4,282
           Purchase of available for sale securities                                      (1,108)         --
           Purchase of property and equipment                                               (387)         (673)
           Proceeds from sale of restaurant, net                                              75         1,875
           Proceeds from sale of fixed assets                                                 15          --
           Payments received on notes receivable                                             161           629
                                                                                        --------       -------
                   Net cash provided by investing activities                               3,038         1,831
                                                                                        --------       -------
    Cash flows from financing activities:
           Repurchase of common stock                                                     (3,535)         --
           Principal repayment of borrowings  and obligations under capital leases           (92)       (1,256)
                                                                                        --------       -------
           Net cash used in financing activities                                          (3,627)       (1,256)
                                                                                        --------       -------
    Net increase in cash and cash equivalents                                                407           169
    Cash and cash equivalents, beginning of period                                         1,834         4,325
                                                                                        --------       -------
    Cash and cash equivalents, end of period                                            $  2,241       $ 4,494
                                                                                        ========       =======

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash paid during the period for income taxes                                 $     45       $    77
                                                                                        ========       =======
           Cash paid during the period for interest                                     $     78       $   114
                                                                                        ========       =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2002
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's" or the "Company") for the thirteen and twenty-six week periods ended September 29, 2002 and September 23, 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

NOTE B - IMPAIRMENT OF NOTES RECEIVABLE

         Nathan's follows the guidance in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") "Accounting by Creditors for Impairment of a Loan,". Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: 1) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions, 2) loans secured by collateral that is not readily marketable, or 3) that are susceptible to deterioration in realizable value. When determining impairment, management's assessment includes its intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. In certain cases where Nathan's has determined that a loan has been impaired, it does not expect to extend or renew the underlying leases. Based on the Company's analysis, it has determined that there are notes that have incurred such an impairment. Following are summaries of impaired notes receivable and the allowance for impaired notes receivable:

                                                                         SEPTEMBER 29,          March 31,
                                                                            2002                  2002
                                                                         ------------           ---------
    Total recorded investment in impaired notes receivable               $    1,513            $   1,000
    Allowance for impaired notes receivable                                    (960)                (640)
                                                                          ---------               -------
    Recorded investment in impaired notes receivable, net                $      553            $     360
                                                                          =========               =======

                                                                         TWENTY-SIX        Fifty-three weeks
                                                                         WEEKS ENDED            ended
                                                                         SEPTEMBER 29,         March 31,
                                                                             2002               2002
                                                                         ------------      -----------------
    Allowance for impaired notes receivable at beginning of fiscal year      $640                  $ 613
    Impairment charges on notes receivable                                    320                    185
    Direct writedowns of impaired notes receivable                              0                   (240)
    Other increases in allowance for impaired notes receivable                  0                     82
                                                                             ----                  -----
    Allowance for impaired notes receivable at end of fiscal period          $960                  $ 640
                                                                             ====                  =====

         Based on the present value of the estimated cash flows of identified impaired note receivables, the Company records interest income on its impaired notes receivable on a cash basis. The following represents the interest income recognized and average recorded investment of impaired notes receivable.

                                                  Thirteen  Weeks Ended           Twenty-six  Weeks Ended
                                                Sept. 29,        Sept. 23,        Sept. 29,      Sept. 23,
                                                  2002             2001             2002           2001
                                              ------------     -----------        ---------      --------
Interest income recorded on impaired
   notes receivable                           $      9,000     $     4,000         $   30,000     $  20,000
                                              ============     ===========         ==========     =========
Average recorded investment in impaired
   notes receivable                           $  1,254,000     $   957,000         $ 1,169,000    $1,007,000
                                              ============      ===========        ===========    ==========

NOTE C - LONG-LIVED ASSETS

         Long-lived assets and intangible assets (See Note H) are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company writes down the asset to its fair value based on the present value of estimated future cash flows.

         Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. At June 30, 2002, the Company had identified three units, which were expected to continue to operate, that have been impaired and recorded impairment charges of $421,000 in the statement of operations. These restaurants were sold to a franchisee which are being accounted for under the "deposit method" (See
Note I). The impairment charge was determined based upon the probability of future cash flows. At September 29, 2002, it appears likely that one of those restaurants will cease operating by December 31, 2002.

NOTE D - SELF INSURANCE ACCRUALS

         The Company is self-insured for portions of its general liability coverage. As part of Nathan's risk management strategy, its insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, Nathan's accrues estimates of our ultimate self insurance costs throughout the policy year. These estimates have been developed based upon Nathan's historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, Nathan's annual self insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self insurance accruals at September 29, 2002 and March 31, 2002 were $749,000 and $1,346,000, respectively. During the twenty-six weeks ended September 29, 2002, the self insurance accrual was reduced by approximately $597,000, due principally to the satisfaction of a claim against the Company totaling $659,000 (See Note P).

NOTE E - REVENUE RECOGNITION POLICIES

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

         Franchise and area development fees, which are typically received prior to completion of the revenue recognition process are recorded as deferred revenue. Initial franchise fees are recognized as income when substantially all services to be performed by Nathan's and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. The following services are typically provided by Nathan's prior to the opening of a restaurant:

         Approval of all site selections to be developed.
         Provision of architectural plans suitable for restaurants to be developed.
         Assistance in establishing building design specifications, reviewing construction compliance and equipping the restaurant.
         Provision of appropriate menus to coordinate with the restaurant design and location to be developed.
         Provides management training for the new franchisee and selected staff. Assistance with the initial operations of restaurants being developed.

         Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At September 29, 2002 and March 31, 2002, $381,000 and $332,000, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the thirteen-week periods ended September 29, 2002 and September 23, 2001, Nathan's earned franchise fees from new unit openings, transfers and co-branding of $35,000 and $185,000, respectively. For the twenty-six week periods ended September 29, 2002 and September 23, 2001, Nathan's earned franchise fees from new unit openings, transfers and co- branding of $91,000 and $527,000, respectively.

         The following is a summary of franchise openings and closings for the thirteen and twenty-six week periods ended September 29, 2002 and September 23, 2001:

                                               Thirteen  Weeks Ended      Twenty-six  Weeks Ended
                                              Sept. 29,       Sept. 23,   Sept. 29,     Sept. 23,
                                                2002            2001        2002          2001
                                              --------        ------      --------      --------
Stores operating at beginning of period            354           384           364           386
New franchised stores opened                         1             6             2            13
Franchised stores closed                            (5)         ( 11)          (16)         ( 20)
                                              --------        ------      --------       -------
Stores operating at end of period                  350           379           350           379
                                              ========        ======      ========       =======

         Revenue from sub-leasing properties to franchisees is recognized as income as the revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated statements of operations. Nathan's recognizes franchise royalties when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee.

         Branded Products Operations

         Revenue from the Branded Product Program is recognized by Nathan's when Nathan's is notified by the manufacturer that the products have been shipped via third party common carrier to Nathans' customers. An accrual for the cost of the product to Nathan's is recorded simultaneously with the revenue.

         Investment and other income (loss)

         The Company recognizes gains on the sale of fixed assets upon the change of title to such assets when the proceeds are received or are deemed realizable by the Company.

         Deferred revenue associated with supplier contracts is generally amortized on a straight line basis over the life of the contract.

         Investments classified as "trading securities" are recorded at fair value and the unrealized gains or losses are recognized as a component to the Company's "Investment and other income (loss)" on the consolidated statement of operations.

Investment and other income (loss) consist of the following:

                                             Thirteen  Weeks Ended    Twenty-six  Weeks Ended
                                              Sept. 29,    Sept. 23,    Sept. 29,  Sept. 23,
                                                  2002      2001          2002       2001
                                              --------     -------      --------   --------
    Gain (loss) on sale of fixed assets        $   7      $   (3)      $      9  $      93
    Realized gains on
       marketable securities                      --          20             --         17
    Unrealized  (losses) on
       "trading" securities                     (141)       (201)          (241)      (145)
    Subleasing (loss)                            (67)        (70)           (89)      (114)
    Gain from early termination of
       sales agreement                            --          --            135         --
    Other                                        125         180            237        325
                                               -----       -----           ----       ----
       Investment and other income (loss)      $ (76)      $ (74)            51      $ 176
                                               =====       =====           ====       ====

Interest income

         Interest income is accrued when it is earned and deemed realizable by the Company.

NOTE F - ADVERTISING

         The Company administers various advertising funds on behalf of its subsidiaries and franchisees to coordinate the marketing efforts of the Company. Under these arrangements, the Company collects and disburses fees paid by franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising funds are based on specified percentages of net sales, generally ranging up to 3%. These advertising funds are separate entities which are not a component of the consolidated group. Revenues and expenses of these advertising funds are excluded from the Company's statement of operations. Contributions to the advertising funds from Company-owned stores are included in restaurant operating expenses in the accompanying consolidated statements of operations. Net company-owned store advertising expense was $162,000 and $206,000 for the thirteen week periods ended September 29, 2002 and September 23, 2001, respectively. Net Company-owned store advertising expense was $354,000 and $410,000 for twenty-six week periods ended September 29, 2002 and September 23, 2001, respectively.

NOTE G - CLASSIFICATIONS OF EXPENSES

         Cost of sales contains the following items:

                  The cost of products sold both in the Company-operated restaurants and the Branded Product Program.
                  The cost of labor and associated costs of in-store restaurant management and crew.
                  The cost of paper products used in the Company-operated restaurants.
                  Other direct costs of the Branded Product Program, such as commissions, freight and samples.

         Restaurant operating expenses contains the following items:

                  Occupancy costs of Company-operated restaurants. Utility costs of Company-operated restaurants.
                  Repair and maintenance expenses of the Company operated restaurant facilities.
                  Marketing and advertising expenses done locally and contributions to advertising funds for Company-operated restaurants.
                  Insurance costs directly related to Company-operated restaurants.

                  NOTE H - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         During the first quarter of fiscal 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which supercedes APB Opinion No. 17, "Intangible Assets" and certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 142 required that goodwill and other intangibles be reported separately; eliminates the requirement to amortize goodwill and indefinite-lived assets; addresses the amortization of intangible assets with a defined life; and addresses impairment testing and recognition of goodwill and intangible assets. SFAS No. 142 changes the method of accounting for the recoverability of goodwill for the Company, such that it is evaluated at the brand level based upon the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, on comparable sales or valuations of other restaurant brands. The impairment review involves a two-step process as follows:

         Step 1 Compare the fair value for each reporting unit to its carrying value, including goodwill. For each reporting unit where the carrying value, including goodwill, exceeds the reporting unit's fair value, move on to step 2. If a reporting unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

         Step 2 Allocate the fair value of the reporting unit to its identifiable tangible and intangible assets, excluding goodwill and liabilities. This will derive an implied fair value for the reporting unit's goodwill. Then, compare the implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess. The transitional impairment charge, if any, is recorded as a cumulative effect of accounting change for goodwill.

         The Company completed its initial SFAS No. 142 transitional impairment test of goodwill, including an assessment of a valuation of the Nathan's, Miami Subs and Kenny Rogers Roasters reporting units by an independent valuation consultant, and has recorded an impairment charge requiring the Company to write-off substantially all of the goodwill related to the acquisitions, trademarks and recipes as a cumulative effect of accounting change in the first quarter of fiscal 2003. The fair value was determined through the combination of a present value analysis as well as prices of comparative businesses. The changes in the net carrying amount of goodwill, trademarks and recipes for the first quarter of fiscal 2003 are as follows:

                                              Goodwill        Trademarks           Recipes            Total
                                            (In thousands)    (In thousands)    (In thousands)   (In thousands)
                                            -------------     -------------     -------------    -------------
Balance as of April 1, 2002                 $  11,083         $    2,242        $        30        $ 13,355
Cumulative effect of accounting change
for goodwill and other intangibles            (10,988)           ( 2,174)        (       30)        (13,192)
                                            ---------         ----------        -----------        --------

Balance as of September 29, 2002            $      95         $       68        $        --        $    163
                                            =========         ==========        ===========        ========

         Additionally, the Company ceased amortization of goodwill, trademarks and recipes in accordance with SFAS No. 142,thus lowering amortization expense by a estimated $600,000 per year, as such assets were deemed to have indefinite lives. The following table provides a reconciliation of the reported net income for the thirteen and twenty-six week periods ended September 29, 2002 and September 23, 2001, adjusted as though SFAS No. 142 had been effective for such periods:

                                                 Thirteen  Weeks Ended   Twenty-six  Weeks Ended
                                                       (In thousands)      (In thousands)
                                                  Sept 29,   Sept. 23,  Sept. 29,    Sept. 23,
NET INCOME                                          2002      2001        2002         2001
                                                    -----     ----      --------     ------
    Reported net income (loss)                      $110      $654      $(11,882)    $1,616
    Add back discontinued amortization expense       --        153          --          306
                                                    ----      ----      --------     ------
            Adjusted net income (loss)              $110      $807      $(11,882)    $1,922
                                                    ====      ====      ========     ======

                                                     Thirteen  Weeks Ended       Twenty-six  Weeks Ended
                                                      Sept 29,     Sept. 23,     Sept. 29,      Sept. 23,
    BASIC AND DILUTED INCOME PER SHARE                 2002          2001          2002           2001
                                                     --------      --------      --------       --------
    Reported net income (loss)                       $   0.02      $   0.09      $  (1.91)      $   0.23
     Add back discontinued amortization expense          --            0.02          --             0.04
                                                     --------      --------      --------       --------
             Adjusted net income (loss)              $   0.02      $   0.11      $  (1.91)      $   0.27
                                                     ========      ========      ========       ========

         The table below presents amortized and unamortized intangible assets as of September 29, 2002 and March 31, 2002 (In thousands):

                                            September 29, 2002                          March 31, 2002
                                            ------------------                          --------------
                                    Gross                            Net         Gross                           Net
                                    Carrying     Accumulated       Carrying     Carrying     Accumulated       Carrying
                                    Amount       Amortization       Amount       Amount      Amortization       Amount
                                    ------       ------------       ------       ------      ------------       ------
Amortized intangible assets:
Royalty streams                     $ 4,259           $  (878)      $ 3,381     $  4,259     $       (747)      $  3,512
Favorable leases                        285              ( 38)          247          285             ( 31)           254
Other                                    16               (16)           --           62              (60)             2
                                    -------           -------       -------     --------      -----------       --------
                                    $ 4,560           $  (932)      $ 3,628     $  4,606      $      (838)      $  3,768
                                    =======           =======       =======     ========      ===========       ========


Unamortized intangible assets:
Goodwill                                                                $   95      $ 17,043      $ (5,960)    $ 11,083
Trademarks, tradenames and recipes                                          68         2,425          (153)       2,272
                                                                        ------      --------      --------     --------
                                                                        $  163      $ 19,468      $ (6,113)    $ 13,355
                                                                        ======      ========      ========     ========

         Total amortization expense for the intangible assets was $69,000 and $139,000 for the thirteen and twenty-six weeks ended September 29, 2002. Nathan's estimates future annual amortization expense of approximately $280,000 per year for each of the next five years.

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company adopted the provisions of SFAS No. 144 on April 1, 2002, which adoption requires the Company to classify as discontinued operations any restaurant that it sells, abandons or otherwise disposes of where the Company has no further involvement in such restaurant's operations. In the case of restaurants to be abandoned, depreciation expense has been revised based upon the expected remaining useful lives of the affected restaurants. During the second quarter fiscal 2003, the Company revised its depreciation estimate on eight restaurants, which are expected to be closed by February 20, 2003, (See Note J) and recorded an additional expense of $102,000. The remaining depreciation of approximately $237,000 will be recorded over the remaining useful lives of the assets.

NOTE I - SALES OF RESTAURANTS

         The Company observes the provisions of SFAS No. 66, "Accounting for Sales of Real Estate," which establishes accounting standards for recognizing profit or loss on sales of real estate. SFAS No. 66 provides for profit recognition by the full accrual method, provided (a) the profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. Unless both conditions exist, recognition of all or part of the profit shall be postponed and other methods of profit recognition shall be followed. In accordance with SFAS No. 66, the Company recognizes profit on sales of restaurants under both the installment method and the deposit method, depending on the specific terms of each sale. The Company continues to record depreciation expense on the property subject to the sales contracts that are accounted for under the deposit method and records any principal payments received as a deposit until such time that the transaction meets the sales criteria of SFAS No. 66.

         As of September 29, 2002 and March 31, 2002, the Company had deposits on sales of restaurants of $214,000 included in accrued expenses in the accompanying consolidated balance sheets.

         During the twenty-six week period ended September 29, 2002, the Company entered into sales contracts for the sale of five company-operated restaurants totaling $1,674,000. These restaurants had been classified as held for sale at March 31, 2002. Nathan's completed the sale of one operating restaurant in August 2002 to a non-franchisee for $75,000. The Company also completed the sale of a non-operating restaurant in October 2002 to a non-franchisee totaling $466,000 and expects the remaining three restaurants will be sold to a franchisee no later than December 15, 2002. All sales are in cash, and are subject to certain conditions which may include financing. The results of operation for the restaurant that was sold in August 2002, is shown as part of operations as the restaurant was classified as held for sale prior to the adoption of SFAS No. 144. The results of operations for this restaurant for the thirteen and twenty- six week periods ended September 29, 2002 and September 23, 2001 are as follows:

                                  Thirteen  Weeks Ended       Twenty-six  Weeks Ended
                                     (In thousands)             (In thousands)
                               Sept 29,         Sept. 23,     Sept. 29,     Sept. 23,
                                 2002             2001         2002           2001
                               --------         --------      -------       -------
Revenues                       $     90         $    259      $   334       $   549
                               ========         ========      =======       =======
Loss before income taxes       $    (18)         $   (76)     $   (60)      $  (110)
                               ========         ========      =======      ========

NOTE J - FOOD SERVICE LICENSE TERMINATION WITHIN HOME DEPOT STORES

         In August 2002, the Company received written notice from Home Depot U.S.A., Inc. ("Home Depot") that Home Depot terminated eight License Agreements with the Company pursuant to which the Company operates Nathan's restaurants in certain Home Depot Improvement Centers. In accordance with the termination notices, Nathan's expects to cease its operations in those locations before February 20, 2003. Nathan's believes it is entitled to payments of approximately $216,000 pursuant to the termination provisions of selected Lease Agreements.

         Pursuant to SFAS No. 144, the results of operations for these restaurants, which will be disposed of by other than sale, will continue to be included with the results of continuing operations until the restaurants have ceased operating. The Company has revised the estimated useful lives of these assets to reflect the shortened useful lives and recorded additional depreciation expense of approximately $102,000 during the thirteen week period ended September 29, 2002. The Company conducted an impairment analysis and determined that no impairment charge was deemed necessary at September 29, 2002.

         Following is a summary of the results of operations for these restaurants for the thirteen and twenty-six week periods ended September 29, 2002 and September 23, 2001:

                                    Thirteen  Weeks Ended       Twenty-six  Weeks Ended
                                        (In thousands)              (In thousands)
                                   Sept 29,         Sept. 23,    Sept. 29,     Sept. 23,
                                    2002              2001         2002          2001
                                   --------         --------      -------      --------
Revenues                           $    995         $  1,005      $ 2,082        $2,116
                                   ========         ========      =======      ========
Income before income taxes (A)     $     69         $     72      $   200        $  220
                                   ========         ========      =======      ========

(A) - Income before income taxes for the thirteen and twenty-six week periods ended September 29, 2002 excludes additional depreciation expense of $102 as a result of revising the estimated useful lives of these restaurants.

NOTE K - MARKETABLE SECURITIES and INVESTMENT IN LIMITED PARTNERSHIP

         Effective April 1, 2002, the Company transferred certain securities formerly classified as "trading" securities to "available for sale" due to a change in the Company's investment strategies. As required by FASB Statement No. 115, the transfer of these securities between categories of investments has been accounted for at fair value and the unrealized holding gain or loss previously recorded through the date of transfer from the trading category will not be reversed. The unrealized gain for the period ended September 29, 2002 totaling $65,000 net of income taxes has been included as a component of comprehensive income. Investments classified as "trading securities" are recorded at fair value and the unrealized gains or losses are recognized as a component to the Company's "Investment and other income" in the consolidated statement of operations. On October 3, 2002, the Company substantially liquidated its investment in limited partnership and received proceeds of $751,000.

NOTE- L COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                                         Thirteen weeks ended      Twenty-six weeks ended
                                                             (In thousands)         (In thousands)
                                                           September 29, 2002        September 29, 2002
                                                           ------------------        ------------------
Net income (loss)                                                $     110                  $ (11,882)
Unrealized gain on available-for-sale securities,
  Net of tax provisions of $22 and $47, respectively                    30                         65
                                                                 ----------                 ----------
Comprehensive income (loss)                                      $     140                  $ (11,817)
                                                                 ==========                 ==========

Comprehensive income for the thirteen and twenty-six week periods ended September 23, 2001 was the same as net income for those periods.

NOTE M - OTHER INCOME

         During the first quarter ended June 24, 2001, Nathans's reversed an accrual of $210,000 related to its successful appeal of a previous award in an action entitled: MIAMI SUBS CORPORATION OR MIAMI S V. MURRAY FAMILY TRUST/KENNETH DASH PARTNERSHIP. In this case the court found that Miami Subs breached a fiduciary duty it owed to defendants and awarded the Murray Family Trust $200,000. Both Miami Subs and defendants appealed the court's decision, and in November 1996, the appeal was argued before the Supreme Court of New Hampshire. In December 1997, the Supreme Court ruled in favor of Miami Subs, vacated the damage award, reversed the award of attorney fees and remanded to a trial court for a determination of damages for the alleged breach of fiduciary duty to Murray Family Trust. In May 1998, the trial court awarded Murray Family Trust compensatory damages in the amount of $200,000 which Miami Subs recorded on its books. Miami Subs appealed the damage award, and in December 1999, the Supreme Court of New Hampshire heard the second appeal. On February 1, 2001, the Supreme Court of New Hampshire ruled in favor of Miami Subs and vacated the damage award. The plaintiff had the right to further appeal the reversal for a period of 90 days, until May 2, 2001. No further action was taken by the plaintiff and upon passage of the 90 day period the litigation award was reversed from the books of Miami Subs Corp.

NOTE N - INCOME (LOSS) PER SHARE

         The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and twenty-six week periods ended September 29, 2002 and September 23, 2001, respectively.

THIRTEEN WEEKS
--------------                                     Net Income       Number of Shares        Net Income
                                                  (In thousands)     (In thousands)         Per Share
                                                  2002      2001     2002     2001      2002         2001
                                                  ----    ------     ----     ----     ------        -----
Basic EPS
   Basic calculation                              $ 110   $ 654     6,105    7,065     $  .02        $ .09
   Effect of dilutive employee stock
      options and warrants                           --      --       124       15         --           --
                                                  -----   ------     ----     ----     ------        -----
Diluted EPS
   Diluted calculation                            $ 110   $  654    6,229    7,080     $  .02        $ .09
                                                  =====   ======    =====    =====     ======        =====

TWENTY-SIX  WEEKS                           Net (Loss) Income      Number of Shares     Net (Loss) Income
                                               (In thousands)       (In thousands)         Per Share
                                              2002        2001       2002     2001      2002         2001
                                            ----------    ------     -----    -----     -------     --------
Basic EPS
   Basic calculation                        $(11,882)     $1,616     6,230    7,065     $ (1.91)    $    .23
   Effect of dilutive employee stock
      options and warrants                        --          --        --       17          --           --
                                            ----------    ------     -----    -----     -------     --------
Diluted EPS
   Diluted calculation                      $(11,882)     $1,616     6,230    7,082     $ (1.91)    $    .23
                                            ==========    ======     =====    =====     =======     ========

         Common stock equivalents aggregating 171,000 shares have been excluded from the diluted EPS calculation for the twenty-six weeks period ended September 29, 2002 as the impact of their inclusion would have been anti-dilutive.

         Options and warrants issued to employees to purchase 903,000 and 1,390,000 shares of common stock in each of the twenty-six and thirteen week periods ended September 29, 2002 and September 23, 2001, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares for the periods. These options and warrants were still outstanding at the end of the related periods.

NOTE O - STOCK REPURCHASE PROGRAM

         On September 14, 2001, Nathan's was authorized to purchase up to 1 million shares of its common stock. Nathan's completed it's initial Stock Repurchase Program on August 30, 2002 at a cost of approximately $3,670,000. On October 7, 2002, Nathan's was authorized to purchase up to 1 million additional shares of its common stock. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow. Subsequent to September 29, 2002, Nathan's purchased an additional 189,126 shares of common stock at a cost of approximately $687,000.

NOTE P - CONTINGENCIES

         Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the amended complaint, the plaintiffs, a minor and her mother, sought damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's Famous' former employees claiming that the Nathan's entities failed to properly supervise minor employees, failed to monitor its supervisory personnel, and were negligent in hiring, retaining and promoting the individual defendant, who allegedly molested, harassed and raped the minor plaintiff, who was also an employee. On May 29, 2002, as a result of a mediation, this action was settled, subject to court approval. The court approved the original settlement and on September 9, 2002, the plaintiffs were paid $659,000 of which $650,000 had been accrued as of March 31, 2002.

NOTE Q - RECLASSIFICATIONS

         Certain reclassifications of prior period balances have been made to conform to the September 29, 2002 presentation.

NOTE R - RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Nathan's is currently evaluating the effect of adoption on its financial position and results of operations.

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which will be effective for the Company for fiscal years beginning after May 15, 2002, although earlier adoption is encouraged. SFAS No. 145 eliminates the classification of debt extinguishment activity as extraordinary items, eliminates inconsistencies in lease modification treatment and makes various technical corrections or clarifications of other existing authoritative pronouncements. Nathan's has not yet determined the effect of adoption on its financial position and results of operations.

         In August 2002, the FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities", which will be effective for the Company after December 31, 2002, with early application encouraged. SFAS No. 146 primarily addresses the timing of when to record liabilities for decisions to terminate operations and how to establish liabilities for employee termination costs. Nathan's has not yet determined the effect of adoption on its financial position and results of operations.

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

      In addition to plans for expansion through franchising and our Branded Product Program, Nathan's is continuing to capitalize on the co-branding opportunities within our existing restaurant system. Currently, the Arthur Treacher's brand is being sold within 134 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 87 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 78 Miami Subs and Nathan's restaurants. We have continued testing the Miami Subs brand in three company-owned Nathan's restaurants and one Kenny Rogers franchised restaurant.

      In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 16 of those properties, sold one of the properties to a non-franchisee and are continuing to market the remaining property for sale. We also terminated 10 additional leases for properties outside of the divestiture plan and may terminate additional leases in the future that were not part of our divestiture plan.

      At September 29, 2002, our combined system consisted of 350 franchised or licensed units, 21 company-owned units and approximately 1,900 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 41 states, the District of Columbia and 13 foreign countries. At September 29, 2002, our company-owned restaurant system included 16 Nathan's units, four Miami Subs units and one Kenny Rogers Roasters unit, as compared to 16 Nathan's units, six Miami Subs units and two Kenny Rogers Roasters units at September 23, 2001.

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

Impairment of Goodwill and Other Intangible Assets

      Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets", requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions which are used in this test are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results then additional impairment expenses may be required.

Impairment of Long-Lived Assets

      Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually, and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. We have identified certain restaurants that have been impaired and recorded impairment charges of approximately $421,000 relating to three restaurants during the twenty-six weeks ended September 29, 2002.

Impairment of Notes Receivable

      Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: 1) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions; 2) whether the loan is secured by collateral that is not readily marketable; or 3) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. We have identified certain notes receivable that have been impaired and recorded impairment charges of approximately $320,000 relating to three notes during the twenty-six weeks ended September 29, 2002.

Revenue Recognition

      In the normal course of business, we extend credit to franchisees for the payment of ongoing royalties and to trade customers of our Branded Product Program. Notes and accounts receivable, net, as shown on our consolidated balance sheets are net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectibility based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectibility of a receivable is doubtful, the associated revenue is not recorded until the facts and circumstances change in accordance with Staff Accounting Bulletin SAB No. 101, "Revenue Recognition".

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 29, 2002 COMPARED TO SEPTEMBER 23, 2001

Revenues

      Total sales decreased by 4.6% or $417,000 to $8,668,000 for the thirteen weeks ended September 29, 2002 ("second quarter fiscal 2003") as compared to $9,085,000 for the thirteen weeks ended September 23, 2001 ("second quarter fiscal 2002"). Sales from the Branded Product Program increased by 44.9% to $1,816,000 for the second quarter fiscal 2003 as compared to sales of $1,253,000 in the second quarter fiscal 2002. Company-owned restaurant sales decreased 12.5% or $980,000 to $6,852,000 from $7,832,000 primarily due to the operation of three fewer company- owned stores as compared to the second quarter fiscal 2002 and a 3.7% sales decrease at our comparable restaurants (consisting of 16 Nathan's, four Miami Subs and one Kenny Rogers Roasters restaurants). The reduction in company-owned stores is the result of franchising one restaurant, and the sale of two restaurants, one of which was to the State of Florida pursuant to an order of condemnation. The financial impact associated with the three restaurants lowered restaurant sales by $779,000 and improved restaurant operating profits by $3,000 versus the fiscal 2002 period.

      Franchise fees and royalties decreased by 29.3% or $601,000 to $1,451,000 in the second quarter fiscal 2003 compared to $2,052,000 in the second quarter fiscal 2002. Franchise royalties decreased by 24.2% or $451,000 to $1,416,000 in the second quarter fiscal 2003 as compared to $1,867,000 in the second quarter fiscal 2002. The majority of this decline is due to the decrease in the amount of franchise sales and the increased amount of royalties deemed unrealizable during the second quarter fiscal 2003 as compared to the second quarter fiscal 2002. For the second quarter fiscal 2003, as a result of the determination that collectibility was doubtful, royalty income was not recorded from 54 domestic franchised locations as compared to 35 domestic franchised locations for the second quarter fiscal 2002. Domestic franchise restaurant sales decreased by 9.8% to $41,236,000 in the second quarter fiscal 2003 as compared to $45,723,000 in the second quarter fiscal 2002. At September 29, 2002, 350 franchised or licensed restaurants were operating as compared to 379 franchised or licensed restaurants at September 23, 2001. Franchise fee income derived from new openings and our co-branding activities was $35,000 in the second quarter fiscal 2003 as compared to $185,000 in the second quarter fiscal 2002. This decrease was primarily attributable to the difference between the number of franchised units opened between the two periods and the absence during the second quarter fiscal 2003 of initial fees earned from existing restaurants within our system that co-branded during the second quarter fiscal 2002. During the second quarter fiscal 2002, we earned $47,500 in connection with our co-branding strategy within the Miami Subs system to offer Nathan's, Kenny Rogers Roasters and Arthur Treacher's products. These activities were substantially completed during fiscal 2002. During the second quarter fiscal 2003, one new franchised unit opened.

      License royalties were $588,000 in the second quarter fiscal 2003 as compared to $605,000 in the second quarter fiscal 2002. This decrease is attributable to lower royalties earned from sales made by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores which was partly offset by higher royalties earned from the manufacturing of certain proprietary spices and seasonings and the sale of condiments sold under the Nathan's brand.

      Investment and other (loss) increased by $2,000 to $76,000 in the second quarter fiscal 2003 versus $74,000 in the second quarter fiscal 2002. During the second quarter fiscal 2003, Nathans' investment loss was approximately $40,000 greater than in the second quarter fiscal 2002 due primarily to differences in performance of the financial markets between the two periods. During the second quarter fiscal 2003, Nathan's earned approximately $52,000 less miscellaneous income than in the second quarter fiscal 2002 principally in connection with its ice cream sales.

      Interest income decreased by $36,000 to $81,000 in the second quarter fiscal 2003 versus $117,000 in the second quarter fiscal 2002 due to lower interest income on its investments in marketable securities and its notes receivable

Costs and Expenses

      Cost of sales decreased by $250,000 to $5,635,000 in the second quarter fiscal 2003 from $5,885,000 in the second quarter fiscal 2002. During the second quarter fiscal 2003, restaurant cost of sales were lower than the second quarter fiscal 2002 by approximately $622,000. Cost of sales was reduced by approximately $517,000 as a result of operating three fewer company-owned restaurants. The cost of restaurant sales at our comparable units was lower than the second quarter fiscal 2002 although, as a percentage of restaurant sales was 60.6% in the second quarter fiscal 2003 as compared to 60.4% in the second quarter fiscal 2002 due primarily to higher labor and related costs. Higher product and other direct costs of approximately $372,000 were incurred in connection with the growth of our Branded Product Program which was partially offset by lower commodity costs during the second quarter fiscal 2003. During the second quarter fiscal 2003, commodity prices of our primary meat products were in line with historical norms as compared to being at their highest levels in recent years through most of the second quarter fiscal 2002.

      Restaurant operating expenses decreased by $87,000 to $1,931,000 in the second quarter fiscal 2003 from $2,018,000 in the second quarter fiscal 2002. Restaurant operating costs were lower in the second quarter fiscal 2003 by approximately $265,000, as compared to the second quarter fiscal 2002 as a result of operating three fewer restaurants. The reduction in restaurant operating expenses from operating fewer restaurants was partially offset by higher costs of utilities occupancy and insurance during the second quarter fiscal 2003.

      Depreciation and amortization increased by $80,000 to $474,000 in the second quarter fiscal 2003 from $394,000 in the second quarter fiscal 2002. Approximately $102,000 of this increase was due to a change in the estimated useful lives of the eight restaurants operating within Home Depot Improvement Centers for which Nathan's received early lease termination notifications during the second quarter fiscal 2003. This increase was partly offset by the reduction in company-owned restaurants operating between the two periods.

      Amortization of intangibles decreased by $151,000 to $69,000 in the second quarter fiscal 2003 from $220,000 in the second quarter fiscal 2002. Amortization of intangibles decreased as a result of the adoption of SFAS No. 142 " Goodwill and Other Intangible

Assets" in the first quarter fiscal 2003. Pursuant to SFAS No. 142, we have discontinued the amortization of Goodwill, Trademarks, Trade Names and Recipes.

      General and administrative expenses increased by $7,000 to $2,058,000 in the second quarter fiscal 2003 as compared to $2,051,000 in the second quarter fiscal 2002. The difference in general and administrative expenses was due primarily to higher compensation and related expenses of approximately $29,000, international development costs of approximately $29,000 and marketing and sales solicitation expenses of approximately $24,000 which were partly offset by lower bad debts expense of approximately $46,000 and various other cost reductions.

      Interest expense was $39,000 during the second quarter fiscal 2003 as compared to $48,000 during the second quarter fiscal 2002. The reduction in interest expense relates primarily to the repayment of outstanding trade debt between the two periods.

      Impairment charge on notes receivable of $320,000 during the second quarter fiscal 2003 relates to the write-down of three notes receivable.

Provision for Income Taxes

      In the second quarter fiscal 2003, the income tax provision on operating income was $76,000 or 40.9% of operating income as compared to $515,000 or 44.1% of operating income. The effective income tax rate was lower in the second quarter fiscal 2003 due to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized. Such goodwill amortization was not tax deductible by Nathan's which increased the effective tax rate in prior years.

TWENTY-SIX WEEKS ENDED SEPTEMBER 29, 2002 COMPARED TO SEPTEMBER 23, 2001

Revenues

      Total sales decreased by 3.7% or $646,000 to $17,027,000 for the twenty-six weeks ended September 29, 2002 ("fiscal 2003 period") as compared to $17,673,000 for the twenty-six weeks ended September 23, 2001 ("fiscal 2002 period"). Sales from the Branded Product Program increased by 39.8% to $3,482,000 for the fiscal 2003 period as compared to sales of $2,491,000 in the fiscal 2002 period. Company-owned restaurant sales decreased 10.8% or $1,637,000 to $13,545,000 from $15,182,000 primarily due to the operation of four fewer company-owned stores as compared to the prior fiscal year and a 0.6% sales decrease at our comparable restaurants (consisting of 16 Nathan's, four Miami Subs and one Kenny Rogers Roasters restaurants). The reduction in company-owned stores is the result of our franchising two restaurants last year and the sale of two restaurants, one of which was to the State of Florida pursuant to an order of condemnation. The financial impact associated with these three restaurants lowered restaurant sales by $1,611,000 and lowered restaurant operating profits by $74,000 versus the fiscal 2002 period.

      Franchise fees and royalties decreased by 29.4% or $1,248,000 to $2,993,000 in the fiscal 2003 period compared to $4,241,000 in the fiscal 2002 period. Franchise royalties decreased by $812,000 or 21.9% to $2,902,000 in the fiscal 2003 period as compared to $3,714,000 in the fiscal 2002 period. The majority of this decline is due to the decrease in the amount of franchise sales and the increased amount of royalties deemed unrealizable during the fiscal 2003 period as compared to the fiscal 2002 period. For the twenty-six weeks ended September 29, 2002, as a result of the determination that collectibility was doubtful, royalty income was not recorded from 54 domestic franchised locations as compared to 35 domestic franchised locations for the twenty-six weeks ended September 23, 2001. Domestic franchise restaurant sales decreased by 14.3% to $82,864,000 in the fiscal 2003 period as compared to $96,665,000 in the fiscal 2002 period. At September 29, 2002, 350 franchised or licensed restaurants were operating as compared to 379 franchised or licensed restaurants at September 23, 2001. Franchise fee income derived from new openings and our co-branding activities was $91,000 in the fiscal 2003 period as compared to $527,000 in the fiscal 2002 period. This decrease was primarily attributable to the difference between the number of franchised units opened between the two periods and the absence during the fiscal 2003 period of initial fees earned from existing restaurants within our system that co-branded during the fiscal 2002 period. During the fiscal 2002 period, we earned $220,000 in connection with our co-branding strategy within the Miami Subs system to offer Nathan's, Kenny Rogers Roasters and Arthur Treacher's products. These activities were substantially completed during fiscal 2002. During the fiscal 2003 period, two new franchised units opened.

      License royalties were $1,399,000 in the fiscal 2003 period as compared to $1,312,000 in the fiscal 2002 period. This increase is attributable to higher royalties earned from sales made by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores, manufacturing of certain proprietary spices and seasonings and the sale of condiments sold under the Nathan's brand.

      Investment and other income decreased by $125,000 to $51,000 in the fiscal 2003 period versus $176,000 in the fiscal 2002 period. During the fiscal 2003 period, Nathans' investment loss was approximately $113,000 higher than in the fiscal 2002 period due primarily to differences in performance of the financial markets between the two periods and its loss from sub-leasing was approximately $25,000 less than in the fiscal 2002 period. In the fiscal 2003 period, Nathan's realized a gain of $135,000 in connection with the early termination of a Branded Product Program sales agreement. During the fiscal
2003 period, Nathan's earned approximately $88,000 less miscellaneous income than in the fiscal 2002 period principally in connection with its ice cream sales. During the fiscal 2002 period, Nathan's recognized a net gain of $93,000 primarily in connection with the sale of a company-owned restaurant.

      Interest income decreased by $103,000 to $156,000 in the fiscal 2003 period versus $259,000 in the fiscal 2002 period due to lower interest income on its investments in marketable securities and its notes receivable.

Costs and Expenses

      Cost of sales decreased by $332,000 to $11,153,000 in the fiscal 2003 period from $11,485,000 in the fiscal 2002 period. During the fiscal 2003 period, restaurant cost of sales were lower than the fiscal 2002 period by approximately $987,000. Lower cost of sales attributable to operating fewer company-owned restaurants of approximately $1,046,000 more than offset higher costs at our comparable restaurants. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 61.2% in the fiscal 2003 period as compared to 60.6% in the fiscal 2002 period due primarily to higher labor and related costs. Higher product and other direct costs of approximately $655,000 were incurred in connection with the growth of our Branded Product Program which was partially offset by lower commodity costs during the fiscal 2003 period. During the fiscal 2003 period, commodity prices of our primary meat products were in line with historical norms as compared to being at their highest . levels in recent years through most of the fiscal 2002 period.

      Restaurant operating expenses decreased by $273,000 to $3,698,000 in the fiscal 2003 period from $3,971,000 in the fiscal 2002 period. Restaurant operating costs were lower in the fiscal 2003 period by approximately $491,000, as compared to the fiscal 2002 period as a result of operating fewer restaurants. The reduction in restaurant operating expenses from operating fewer restaurants was partially offset by higher costs of utilities, occupancy, insurance and marketing during the fiscal 2003 period.

      Depreciation and amortization increased by $70,000 to $884,000 in the fiscal 2003 period from $814,000 in the fiscal 2002 period. Approximately $102,000 of this increase was due to a change in the estimated useful lives of the eight restaurants operating within Home Depot Improvement Centers for which Nathan's received early lease termination notifications during the second quarter fiscal 2003, which was partly offset by the reduction in company-owned restaurants operating between the two periods.

      Amortization of intangibles decreased by $303,000 to $139,000 in the fiscal 2003 period from $442,000 in the fiscal 2002 period. Amortization of intangibles decreased as a result of the adoption of SFAS No. 142 " Goodwill and Other Intangible Assets" in the first quarter fiscal 2003. Pursuant to SFAS No. 142, we have discontinued the amortization of Goodwill, Trademarks, Trade Names and Recipes.

      General and administrative expenses decreased by $10,000 to $4,160,000 in the fiscal 2003 period as compared to $4,170,000 in the fiscal 2002 period. The difference in general and administrative expenses was due primarily to lower professional fees of approximately $55,000, lower personnel and incentive compensation of $9,000 and other cost reductions which were partly offset by higher marketing and sales solicitation expenses of approximately $38,000 and international development cost of approximately $24,000.

      Interest expense was $78,000 during the fiscal 2003 period as compared to $107,000 during the fiscal 2002 period. The reduction in interest expense relates primarily to the repayment of outstanding trade debt between the two periods.

      Impairment charge on long-lived assets of $421,000 during the fiscal 2003 period represents the write-down relating to three under-performing stores, two of which are expected to continue operating.

      Impairment charge on notes receivable of $320,000 during the second quarter fiscal 2003 relates to the write-down of three notes receivable.

      Other income of $210,000 in the fiscal 2002 period represents the reversal of a previously recorded litigation provision for an award that was settled, upon appeal, in our favor.

Provision for Income Taxes

      In the fiscal 2003 period, the income tax provision on operating income (before cumulative effect of change in accounting principle) was $317,000 or 41.0% of operating income before income taxes as compared to $1,266,000 or 43.9% of operating income in the fiscal 2002 period. The effective income tax rate was lower in the fiscal 2003 period due to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized. Such goodwill amortization was not tax deductible by Nathan's which increased the effective tax rate in prior years.

Cumulative effect of change in accounting principle

      In the first quarter fiscal 2003, Nathan's adopted SFAS No. 142, "Goodwill and Other Intangibles." In connection with the implementation of this new standard, Goodwill, Trademarks, Trade Names and Recipes were deemed to be impaired and their carrying value was written down by $13,192,000, or $12,338,000, net of tax (See Note H).

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents at September 29, 2002 aggregated $2,241,000, increasing by $407,000 during the fiscal 2003 period. At September 29, 2002, marketable securities and investment in limited partnership decreased by $3,366,000 from March 31, 2002 to $5,453,000 and net working capital decreased to $7,566,000 from $9,565,000 at March 31, 2002. On October 3, 2002, Nathan's
substantially liquidated its investment in limited partnership.

      Cash provided by operations of $996,000 in the fiscal 2003 period is primarily attributable to net loss of $11,882,000, non-cash charges of $14,246,000, including the cumulative effect of accounting change of $12,338,000, depreciation and amortization of $884,000, impairment charges on long-lived assets and notes receivable of $741,000, amortization of intangible assets of $139,000, provision for doubtful accounts of $81,000 and amortization of bond premium of $63,000, in addition to decreases in prepaid expenses and other current assets of $656,000 and marketable securities and investment in limited partnership of $251,000, which were partly offset by decreases in accounts payable and accrued expenses of $1,808,000, an increase in notes and accounts receivable of $117,000 and a decrease in other liabilities of $277,000.

      Cash provided by investing activities of $3,038,000 in the fiscal 2003 period is comprised primarily of proceeds from the sale of securities of $4,282,000, repayments on notes receivable of $161,000 and the sale of a restaurant and other fixed assets of $90,000 which were partly offset by the purchases of securities of $1,108,000 and expenditures relating to capital improvements of selected company-owned restaurants and other fixed asset additions of $387,000.

      Cash used in financing activities of $3,627,000 in the fiscal 2003 period represents repurchases of 958,309 shares of common stock at a total cost of $3,535,000 and repayments of notes payable and obligations under capital leases in the amount of $92,000.

      On September 14, 2001, Nathan's was authorized to purchase up to 1 million shares of its common stock. Pursuant to our stock repurchase program, we repurchased 1 million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to 1 million additional shares of its common stock. Subsequent to September 29, 2002, Nathan's purchased an additional 189,126 shares of common stock at a cost of approximately $687,000. We expect to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

      We expect that we will make additional investments in certain existing restaurants in the future and that we will fund those investments from our operating cash flow. We do not expect to incur significant capital expenditures to develop new company-owned restaurants during our fiscal year ending March 30, 2003.

      In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 16 of those properties, sold one of the remaining properties to a non-franchisee and are continuing to market the remaining property for sale. The sale of the restaurant was consummated on October 4, 2002. Since acquiring Miami Subs, we have accrued approximately $1,461,000 and made payments of approximately $1,273,000 for lease obligations and termination costs, as part of the acquisition, for units having total future minimum lease obligations of $7,680,000 with remaining lease terms of one year up to approximately 17 years. We may incur future cash payments, consisting primarily of future lease payments, including costs and expenses associated with terminating additional leases, that were not part of our divestiture plan.

      There are currently 33 properties that we either own or lease from third parties which we lease or sublease to franchisees and non-franchisees. We remain contingently liable for all costs associated with these properties. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of September 29, 2002 was approximately $1.1 million. The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (In thousands):

                                                                Payments Due by Period
                                                     -------------------------------------------
                                                    Less than                             After
Cash Contractual Obligations              Total       1 Year   1 - 3 Years  4-5 Years    5 Years
----------------------------             -------     -------     -------     -------     -------
Long-Term Debt                           $ 1,625     $   541     $   333     $   334     $   417
Capital Lease Obligations                     62           6          13          16          27
Employment Agreements                      1,290         909         381          --          --
Operating Leases                          29,847       4,479       8,256       7,647       9,465
                                         -------     -------     -------     -------     -------
  Gross Cash Contractual Obligations      32,824       5,935       8,983       7,997       9,909

Sublease Income                           16,328       2,335       4,219       3,769       6,005
                                         -------     -------     -------     -------     -------
   Net Cash Contractual Obligations      $16,496     $ 3,600     $ 4,764     $ 4,228     $ 3,904
                                         =======     =======     =======     =======     =======

                                                      Amount of Commitment Expiration Per Period
                                                    ---------------------------------------------
                                         Total
                                        Amounts   Less than
Other Contractual Commitments          Committed    1 Year    1-3 Years  4-5 Years  After 5 Years
-----------------------------          ---------    ------   ----------- ---------  -------------
Loan Guarantees                          $1,056     $  346     $  564     $  146         --
                                         ------     ------     -------    ------       ------
Total Commercial Commitments             $1,056     $  346     $  564     $  146         --
                                         ======     ======     =======    ======       ======

      Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We maintained a $7,500,000 uncommitted bank line of credit through October 1, 2002. The lending bank has advised us that it is willing to extend availability of our line of credit through December 2002. There is no assurance that the line will be so extended. We have never borrowed any funds under this line of credit.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

CASH AND CASH EQUIVALENTS

      We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 29, 2002, Nathans' cash and cash equivalents aggregated $2,241,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $5,600 per annum for each .25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

      We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 29, 2002, the value of Nathans' marketable investment securities aggregated $4,687,000. Interest income on these marketable investment securities would increase or decrease by approximately $11,700 per annum for each .25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investments securities held at September 29, 2002 that are sensitive to interest rate fluctuations (in thousands):

                                 Valuation of securities                     Valuation of securities
                                 Given an interest rate                      Given an interest rate
                               Decrease of X Basis points                 Increase of X Basis  points
                              ----------------------------      Fair      ----------------------------
                             (150BPS)   (100BPS)    (50BPS)     Value     +50BPS    +100BPS    +150BPS
                              ------     ------     ------     ------     ------     ------     ------
Municipal notes and bonds     $4,840     $4,787     $4,736     $4,687     $4,639     $4,592     $4,546
                              ======     ======     ======     ======     ======     ======     ======

INVESTMENT IN LIMITED PARTNERSHIP

      We have invested in a highly liquid investment limited partnership that invests principally in equities. These investments are subject to the performance of the equity markets. As of September 29, 2002, Nathans' investment in limited partnership aggregated $766,000. On October 3, 2002 Nathan's substantially liquidated its investment in limited partnership.

BORROWINGS

      The interest rate on our borrowings are generally determined based upon prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At September 29, 2002 total outstanding debt, including capital leases, aggregated $1,687,000 of which $1,250,000 is at risk due to changes in interest rates. The current interest rate is 8.75% per annum and will adjust in January 2003, 2006 and 2009 to prime plus .25%, or 5.00% based upon current market conditions. At 5.00%, Nathan's annualized interest expense would be approximately $48,000 less than at the current rate. The Company does not believe that fluctuations in interest rates would have a material impact on our financial results.

COMMODITY COSTS

      The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long term increases on our financial results. A short term increase or decrease of 10% in the cost of our food and paper products for the entire twenty-six weeks ended September 29, 2002 would have increased or decreased cost of sales by approximately $645,000.

FOREIGN CURRENCIES

      Foreign franchisees generally conduct business with us and make payments in United States dollars, reducing the risks inherent with changes in the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies and we do not believe fluctuations in the value of foreign currencies would have a material impact on our financial results.

ITEM 4. CONTROLS AND PROCEDURES

      On November 11, 2002, our Chairman of the Board and our President, who are our principal executive officers, and our Vice President - Finance, who is our principal financial officer, participated in various in person and telephonic meetings during which there were evaluations of our disclosure controls and procedures. They have advised us that based on such evaluations, they believe such controls and procedures are effective.

      Our Chairman of the Board and our President, who are our principal executive officers, and our Vice President - Finance, who is our principal financial officer, are involved in ongoing evaluations of internal controls. Our principal executive officers and principal financial officer have advised us that, they have determined that there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls since March 31, 2002.

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

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We and our subsidiaries are from time to time involved in ordinary and routine litigation. We are also involved in the following litigation:

      Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the amended complaint, the plaintiffs, a minor and her mother, sought damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's Famous' former employees claiming that the Nathan's entities failed to properly supervise minor employees, failed to monitor its supervisory personnel, and were negligent in hiring, retaining and promoting the individual defendant, who allegedly molested, harassed and raped the minor plaintiff, who was also an employee. On May 29, 2002, as a result of a mediation, this action was settled, subject to court approval. The court approved the original settlement and on September 9, 2002 the plaintiffs were paid $659,000 of which $650,000 had been accrued as of March 31, 2002.

ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      (a) The Registrant held its Annual Meeting of Stockholders on September 12, 2002.

      (b) Seven Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2003. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

NAME                    FOR          WITHHELD
----------------     ---------       -------
Howard M. Lorber     5,518,320       275,084
Wayne Norbitz        5,518,320       275,084
Donald Perlyn        5,518,320       275,084
Robert J. Eide       5,518,320       275,084
Brian Genson         5,518,320       275,084
Barry Leistner       5,518,320       275,084
A.F. Petrocelli      5,518,320       275,084

      (c) The Company's shareholders approved the 2002 Stock Incentive Plan authorizing the issuance of options to purchase up to 300,000 shares of common stock, including the issuance of up to 100,000 shares of restricted stock. The votes cast in favor of adopting the plan and shares withheld or abstained are as follows:

                                                 FOR                   WITHHELD                ABSTAINED
                                                 ---                   --------                ---------
Adopt 2002 Stock Incentive Plan               5,274,891                 503,849                  14,664

      (d)   Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      99.1 Certification by Howard M. Lorber, Chief Executive Officer of Nathan's Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification by Ronald G. DeVos, Chief Financial Officer of Nathan's Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended September 29, 2002

      On September 4, 2002 - Item 5 - the Company reported that it completed the repurchase of 1 million shares of its common stock authorized by the Board of Directors on September 14, 2001.

      On September 20, 2002 - Item 5 - the Company reported that it received notice from Home Depot U.S.A., Inc. terminating eight License Agreements pursuant to which eight Nathan's restaurants are operated.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATHAN'S FAMOUS, INC.



Date: November 13, 2002      By:  /s/Wayne Norbitz
                                  ----------------
                                     Wayne Norbitz
                                     President and Chief Operating Officer
                                     (Principal Executive Officer)

Date: November 13, 2002      By: /s/Ronald G. DeVos
                                 ------------------
                                    Ronald G. DeVos
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

      I, Howard M. Lorber, Chief Executive Officer, of Nathan's Famous, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Nathan's Famous, Inc;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                          /s/ Howard M. Lorber
                                                 -------------------------------
                                                     Howard M. Lorber
                                                     Chief Executive Officer

                                  CERTIFICATION

      I, Wayne Norbitz, President and Chief Operating Officer, of Nathan's Famous, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Nathan's Famous, Inc;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                 /s/Wayne Norbitz
                                        ----------------------------------------
                                        Wayne Norbitz
                                        President and Chief Operating Officer

                                  CERTIFICATION

      I, Ronald G. DeVos, Chief Financial Officer, of Nathan's Famous, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Nathan's Famous, Inc;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                       /s/Ronald G. DeVos
                                              ----------------------------------
                                              Ronald G. DeVos
                                              Chief Financial Officer