Form 10-Q
period 2002-12-29
NATHANS FAMOUS INC
filed 2003-02-11
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended DECEMBER 29, 2002.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of
    1934 for the transition period from _________________to ___________________.

                          Commission File Number 1-3189

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.          Yes X No _____

Indicate by check mark whether registrant is an accelerated filer (as defined by
Rule 12b-2 of the Exchange Act).        Yes ____ No X

At February 11, 2003, an aggregate of 5,589,564 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets - December 29, 2002 and
                  March 31, 2002                                                             3

                  Consolidated Statements of Operations - Thirteen weeks
                  Ended December 29, 2002 and December 23, 2001                              4

                  Consolidated Statements of Operations - Thirty-nine weeks
                  Ended December 29, 2002 and December 23, 2001                              5

                  Consolidated Statement of Stockholders' Equity -
                  Thirty-nine weeks ended December 29, 2002                                  6

                  Consolidated Statements of Cash Flows - Thirty-nine weeks
                  Ended December 29, 2002 and December 23, 2001                              7

                  Notes to Consolidated Financial Statements                                 8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       18

Item 3.           Qualitative and Quantitative Disclosures about Market Risk                25

Item 4.           Controls and Procedures                                                   26

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                         28

Item 4.           Submission of Matter to a Vote of Security Holders                        28

Item 6.           Exhibits and Reports on Form 8-K                                          28

SIGNATURES                                                                                  29

Certifications of principal executive officers                                              30

Certification of principal financial officer                                                32

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                             Dec. 29,       March 31,
                                                                               2002           2002
                                                                               ----           ----
                                                                           (Unaudited)
Current assets:
       Cash and cash equivalents including restricted cash of $83 and
          $83 at December 29, 2002 and March 31, 2002, respectively         $   1,117       $   1,834
       Marketable securities and investment in limited partnership              5,159           8,819
       Notes and accounts receivable, net                                       2,849           2,808
       Inventories                                                                488             592
       Assets held for sale                                                       769           1,512
       Prepaid expenses and other current assets                                  438           1,269
       Deferred income taxes                                                    1,747           1,747
                                                                            ---------       ---------
                  Total current assets                                         12,567          18,581

Notes receivable, net                                                           1,662           2,277
Property and equipment, net                                                     7,504           8,925
Goodwill, net                                                                      95          11,083
Intangible assets, net                                                          3,627           6,040
Deferred income taxes                                                           2,523           1,539
Other assets, net                                                                 270             300
                                                                            ---------       ---------
                                                                            $  28,248       $  48,745
                                                                            =========       =========

Current liabilities:
       Current maturities of notes payable and capital lease obligations    $     545       $     559
       Accounts payable                                                           726           1,619
       Accrued expenses and other current liabilities                           4,574           6,506
       Deferred franchise fees                                                    335             332
                                                                            ---------       ---------
                  Total current liabilities                                     6,180           9,016

       Notes payable and capital lease obligations, less current maturities     1,097           1,220
       Other liabilities                                                        1,838           2,364
                                                                            ---------       ---------
                  Total liabilities                                             9,115          12,600
                                                                            ---------       ---------

Stockholders' equity:
       Common stock, $.01 par value - 30,000,000 shares authorized;
          7,065,202 shares issued; 5,635,464 and 7,023,511 shares
          outstanding at December 29, 2002 and March 31, 2002, respectively        71              71
       Additional paid-in capital                                              40,746          40,746
       Accumulated deficit                                                    (16,525)         (4,537)
       Accumulated other comprehensive income                                      62               -
                                                                            ---------       ---------
                                                                               24,354          36,280
       Treasury stock at cost, 1,429,738 and 41,691 shares at
         December 29, 2002 and March 31, 2002, respectively                    (5,221)           (135)
                                                                            ---------       ---------
                  Total stockholders' equity                                   19,133          36,145
                                                                            ---------       ---------
                                                                            $  28,248       $  48,745
                                                                            =========       =========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          Thirteen weeks ended December 29, 2002 and December 23, 2001
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                               2002             2001
                                                                            ---------          -------
Sales                                                                       $   5,879          $ 6,889
Franchise fees and royalties                                                    1,722            1,733
License royalties                                                                 523              312
Investment and other income                                                        41              955
Interest income                                                                    71              112
                                                                            ---------          -------

                  Total revenues                                                8,236           10,001
                                                                            ---------          -------

Costs and expenses:
       Cost of sales                                                            3,977            4,654
       Restaurant operating expenses                                            1,392            1,790
       Depreciation and amortization                                              623              441
       Amortization of intangible assets                                           69              221
       General and administrative expenses                                      1,957            2,322
       Interest expense                                                            33               40
       Impairment charge on long-lived assets                                      50                -
       Impairment charge on notes receivable                                      222                -
                                                                            ---------          -------
                  Total costs and expenses                                      8,323            9,468
                                                                            ---------          -------

(Loss) income from continuing operations before income taxes                     ( 87)             533
(Benefit) provision for income taxes                                             ( 35)             229
                                                                            ---------          -------
       (Loss) income from continuing operations                                  ( 52)             304

Discontinued operations
   Loss from discontinued operations before income taxes                          (91)             (73)
   Income tax benefit                                                             (37)             (32)
                                                                            ---------          -------
         Loss from discontinued operations                                        (54)             (41)

Net (loss) income                                                           $    (106)         $   263
                                                                            =========          =======

Basic (loss) income per share
  (Loss) income from continuing operations                                  $   (0.01)         $  0.05
  (Loss) from discontinued operations                                           (0.01)           (0.01)
                                                                            ---------          -------
Net (loss) income                                                           $   (0.02)         $  0.04
                                                                            =========          =======

Diluted (loss) income per share
  (Loss) income from continuing operations                                  $   (0.01)         $  0.05
  (Loss) from discontinued operations                                           (0.01)           (0.01)
                                                                            ---------          -------
   Net (loss) income                                                        $   (0.02)         $  0.04
                                                                            =========          =======

Weighted average shares used in computing net (loss) income per share
   Basic                                                                        5,878            7,038
                                                                            =========          =======
   Diluted                                                                      5,878            7,062
                                                                            =========          =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         Thirty-nine weeks ended December 29, 2002 and December 23, 2001
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                         2002              2001
                                                                      ----------         ---------
Sales                                                                 $   22,213         $  23,805
Franchise fees and royalties                                               4,715             5,974
License royalties                                                          1,922             1,624
Investment and other income                                                   92             1,131
Interest income                                                              227               371
                                                                      ----------         ---------
                  Total revenues                                          29,169            32,905
                                                                      ----------         ---------
Costs and expenses:
       Cost of sales                                                      14,625            15,594
       Restaurant operating expenses                                       4,869             5,519
       Depreciation and amortization                                       1,472             1,212
       Amortization of intangible assets                                     208               663
       General and administrative expenses                                 6,117             6,492
       Interest expense                                                      111               147
       Impairment charge on long-lived assets                                471                 -
       Impairment charge on notes receivable                                 542                 -
       Other income                                                            -              (210)
                                                                      ----------         ---------
                  Total costs and expenses                                28,415            29,417
                                                                      ----------         ---------
Income from continuing operations before income taxes                        754             3,488
Provision for income taxes                                                   310             1,527
                                                                      ----------         ---------
       Income from continuing operations                                     444             1,961

Discontinued operations
   Loss from discontinued operations before income taxes                    (160)             (146)
   Income tax benefit                                                        (66)              (64)
                                                                      ----------         ---------
         Loss from discontinued operations                                   (94)              (82)

Income before cumulative effect of change in
   accounting principle                                                      350             1,879
Cumulative effect of change in accounting principle, net of
   income taxes of $854                                                  (12,338)                -
                                                                      ----------         ---------
Net (loss) income                                                     $  (11,988)        $   1,879
                                                                      ==========         =========

Basic (loss) income per share
   Income from continuing operations                                  $     0.07         $    0.28
   (Loss) from discontinued operations                                     (0.01)            (0.01)
   Cumulative effect of change in accounting principle                     (2.02)                -
                                                                      ----------         ---------
   Net (loss) income                                                  $    (1.96)        $    0.27
                                                                      ==========         =========

Diluted (loss) income per share
   Income from continuing operations                                  $     0.07         $    0.28
   (Loss) from discontinued operations                                     (0.02)            (0.01)
   Cumulative effect of change in accounting principle                     (1.97)                -
                                                                      ----------         ---------
   Net (loss) income                                                  $    (1.92)        $    0.27
                                                                      ==========         =========

Weighted average shares used in computing net (loss) income per share
   Basic                                                                   6,113             7,056
                                                                      ==========         =========
   Diluted                                                                 6,256             7,075
                                                                      ==========         =========

                     See accompanying notes to consolidated
                             financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Thirty-nine weeks ended December 29, 2002
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                              Accumulated
                                              Additional                         Other                   Treasury         Total
                    Common       Common        Paid-in         Accumulated   Comprehensive     Treasury    Stock,      Stockholders"
                    Shares       Stock          Capital          Deficit         Income         Shares     at cost        Equity
                    ------       -----          -------          -------         ------         ------     -------        ------
Balance at
April 1, 2002      7,065,202    $     71      $   40,746       $   ( 4,537)    $         -         41,691   $   (135)     $  36,145

Purchase of
treasury stock                                                                                  1,388,047     (5,086)        (5,086)

Net loss                                                           (11,988)                                                 (11,988)

Unrealized gains
on available for
sale securities,
net of tax
provision of $45                                                                                       62                        62
                   ---------    --------      ----------       ------------    -----------     ----------   --------       --------

Balance at
December 29,
2002               7,065,202    $     71      $   40,746       $   (16,525)    $        62      1,429,738   $ (5,221)     $  19,133
                   =========    ========      ==========       ===========     ===========     ==========   ========      ==========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-nine weeks ended December 29, 2002 and December 23, 2001
                                 (In thousands)
                                   (Unaudited)

                                                                                            2002               2001
                                                                                         ----------          --------
Cash flows from operating activities:
       Net (loss) income                                                                 $  (11,988)         $  1,879
       Adjustments to reconcile net income to
         net cash provided by (used in) operating activities:
             Cumulative effect of change in accounting principle, net of
                deferred taxes                                                               12,338                 -
             Depreciation and amortization                                                    1,569             1,277
             Amortization of intangible assets                                                  208               663
             Provision for doubtful accounts                                                     88               123
             Amortization of bond premium                                                        67                 -
             Gain on sale of available for sale securities                                       (8)                -
             Gain on sale of fixed assets                                                       (31)             (916)
             Impairment charge on long-lived assets                                             471                 -
             Impairment charge on notes receivable                                              542                 -
             Deferred income taxes                                                             (129)              (34)
       Changes in operating assets and liabilities:
             Marketable securities and investment in limited partnership                        968            (3,584)
             Notes and accounts receivable, net                                                (227)           (1,009)
             Inventories                                                                        104              (113)
             Prepaid expenses and other current assets                                          831               478
             Accounts payable and accrued expenses                                           (2,729)           (2,377)
             Deferred franchise and area development fees                                         3              (139)
             Other assets, net                                                                   30                64
             Other non current liabilities                                                     (570)             (293)
                                                                                         ----------          --------
             Net cash provided by (used in) operating activities                              1,537            (3,981)
                                                                                         ----------          --------
Cash flows from investing activities:
       Proceeds from sale of available for sale securities                                    5,079                 -
       Purchase of available for sale securities                                             (2,384)                -
       Purchase of property and equipment                                                      (452)             (914)
       Proceeds from sale of restaurants, net                                                    79             2,725
       Proceeds from sale of fixed assets                                                       432                 -
       Payments received on notes receivable                                                    215               735
                                                                                         ----------          --------
               Net cash provided by investing activities                                      2,969             2,546
                                                                                         ----------          --------

Cash flows from financing activities:
       Repurchase of common stock                                                            (5,086)             (113)
       Principal repayment of borrowings and obligations under capital leases                  (137)           (1,302)
                                                                                         ----------          --------
       Net cash used in financing activities                                                 (5,223)           (1,415)
                                                                                         ----------          --------
Net decrease in cash and cash equivalents                                                      (717)           (2,850)
Cash and cash equivalents, beginning of period                                                1,834             4,325
                                                                                         ----------          --------
Cash and cash equivalents, end of period                                                 $    1,117          $  1,475
                                                                                         ==========          ========

CASH PAID DURING THE YEAR FOR:
       Cash paid during the period for income taxes                                      $       45          $     79
                                                                                         ==========          ========
       Cash paid during the period for interest                                          $      112          $    154
                                                                                         ==========          ========

NONCASH FINANCING ACTIVITY:
       Loan to franchisee in connection with sale of restaurant                          $       44          $      -
                                                                                         ==========          ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 29, 2002
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's" or the "Company") for the thirteen and thirty-nine week periods ended December 29, 2002 and December 23, 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

NOTE B - IMPAIRMENT OF NOTES RECEIVABLE

         Nathan's follows the guidance in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") "Accounting by Creditors for Impairment of a Loan,". Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: 1) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions, 2) loans secured by collateral that is not readily marketable, or 3) that are susceptible to deterioration in realizable value. When determining impairment, management's assessment includes its intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. In certain cases where Nathan's has determined that a loan has been impaired, it generally does not expect to extend or renew the underlying leases. Based on the Company's analysis, it has determined that there are notes that have incurred such an impairment. Following are summaries of impaired notes receivable and the allowance for impaired notes receivable:

                                                                                     Dec. 29,                  March 31,
                                                                                       2002                      2002
                                                                                  (In thousands)            (In thousands)
                                                                                   ------------              ------------
Total recorded investment in impaired notes receivable                                $   1,723                   $ 1,000
Allowance for impaired notes receivable                                                  (1,182)                     (640)
                                                                                      ---------                   -------

   Recorded investment in impaired notes receivable, net                              $     541                   $   360
                                                                                      =========                   =======

                                                                                   Thirty-nine               Fifty-three
                                                                                   Weeks ended               Weeks ended
                                                                                     Dec. 29,                  March 31,
                                                                                       2002                      2002
                                                                                  (In thousands)            (In thousands)
                                                                                   ------------              ------------
Allowance for impaired notes receivable at beginning of fiscal year                   $     640                   $   613
Impairment charges on notes receivable                                                      542                       185
Direct writedowns of impaired notes receivable                                                -                      (240)
Other increases in allowance for impaired notes receivable                                    -                        82
                                                                                      ---------                   -------
   Allowance for impaired notes receivable at end of fiscal period                    $   1,182                   $   640
                                                                                      =========                   =======

         Based on the present value of the estimated cash flows of identified impaired notes receivable, the Company records interest income on its impaired notes receivable on a cash basis. The following represents the interest income recognized and average recorded investment of impaired notes receivable.

                                                        Thirteen  Weeks Ended              Thirty-nine  Weeks Ended
                                                           (In thousands)                        (In thousands)
                                                         Dec. 29,   Dec. 23,                 Dec. 29,     Dec. 23,
                                                          2002        2001                   2002        2001
                                                          ----        ----                   ----        ----
Interest income recorded on impaired
   notes receivable                                     $      9     $     10              $     39        $     30
                                                        ========     ========              ========        ========

Average recorded investment in impaired
   notes receivable                                     $  1,625     $    832              $  1,414        $    914
                                                        ========     ========              ========        ========

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

         Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. Through the thirteen and thirty-nine weeks ended December 29, 2002, the Company had identified one and four units, which were expected to continue to operate, that have been impaired and recorded impairment charges of $50,000 and $471,000 in the statement of operations. Three of these restaurants were sold to a franchisee and are being accounted for under the "deposit method" (See Note I). The impairment charge was determined based upon the probability of future cash flows. At December 31, 2002, one of those three restaurants had ceased operating.

NOTE D - SELF INSURANCE ACCRUALS

         The Company is self-insured for portions of its general liability coverage. As part of Nathan's risk management strategy, its insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, Nathan's accrues estimates of its ultimate self insurance costs throughout the policy year. These estimates have been developed based upon Nathan's historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, Nathan's annual self insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self insurance accruals at December 29, 2002 and March 31, 2002 were $517,000 and $1,346,000, respectively and are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. During the thirty-nine weeks ended December 29, 2002, the self insurance accrual was reduced by approximately $829,000, due principally to the satisfaction of a claim against the Company totaling $659,000 (See Note P) and the reversal of approximately $196,000 of previously recorded self insurance accruals in connection with the conclusion of claims relating to prior policy years.

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

         Franchise and area development fees, which are typically received prior to completion of the revenue recognition process are recorded as deferred revenue. Initial franchise fees are recognized as income when substantially all services to be performed by Nathan's and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. The following services are typically provided by Nathan's prior to the opening of a restaurant:

         .  Approval of all site selections to be developed.

         . Provision of architectural plans suitable for restaurants to be developed.

         . Assistance in establishing building design specifications, reviewing construction compliance and equipping the restaurant.

         . Provision of appropriate menus to coordinate with the restaurant design and location to be developed.

         . Provision of management training for the new franchisee and selected staff.

         . Assistance with the initial operations of restaurants being developed.

         Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At December 29, 2002 and March 31, 2002, $335,000 and $332,000, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the thirteen-week periods ended December 29, 2002 and December 23, 2001, Nathan's earned franchise fees from new unit openings, transfers and co-branding of $220,000 and $160,000, respectively. For the thirty-nine week periods ended December 29, 2002 and December 23, 2001, Nathan's earned franchise fees from new unit openings, transfers and co-branding of $311,000 and $687,000, respectively. During the thirteen week period ended December 29, 2002, the Company also recognized revenue of $150,000 in connection with the termination by the Company of a Master Development Agreement in accordance with its terms due to the breach by the franchisee.

         The following is a summary of franchise openings and closings for the thirteen and thirty-nine week periods ended December 29, 2002 and December 23, 2001:

                                                        Thirteen  Weeks Ended              Thirty-nine  Weeks Ended
                                                         Dec. 29,   Dec. 23,                Dec. 29,     Dec. 23,
                                                          2002        2001                    2002         2001
                                                          ----        ----                    ----         ----
Stores operating at beginning of period                      350          379                   364            386
New franchised stores opened                                  10            6                    12             19
Franchised stores closed                                      (9)          (8)                  (25)           (28)
                                                        --------     --------              --------        -------
Stores Operating at End of Period                            351          377                   351            377
                                                        ========     ========              ========        =======

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

         Investments classified as "trading securities" are recorded at fair value and the unrealized gains or losses are recognized as a component to the Company's "Investment and other income" in the consolidated statement of operations. During the thirteen week period ended December 29, 2002, the Company substantially liquidated its investment in "trading securities".

Investment and other income consist of the following:

                                             Thirteen  Weeks Ended              Thirty-nine  Weeks Ended
                                                 (In thousands)                     (In thousands)
                                              Dec. 29,    Dec. 23,                Dec. 29,     Dec. 23,
                                                2002        2001                    2002        2001
                                                ----        ----                    ----        ----
Gain on sale of fixed assets                 $      21    $    823                $     31     $     916
Realized losses on
   marketable securities                            (2)        (26)                   (243)           (9)
Unrealized gains (losses) on
   "trading" securities                              -         131                       -           (14)
Subleasing loss                                    (87)        (93)                   (176)         (207)
Gain from early termination of
   sales agreement                                   -           -                     135             -
Other                                              109         120                     345           445
                                             ----------   --------                --------     ---------
   Investment and other income               $      41    $    955                $     92     $   1,131
                                             ==========   ========                ========     =========

Interest income

         Interest income is accrued when it is earned and deemed realizable by the Company.

NOTE F - ADVERTISING

         The Company administers various advertising funds on behalf of its subsidiaries and franchisees to coordinate the marketing efforts of the Company. Under these arrangements, the Company collects and disburses fees paid by franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising funds are based on specified percentages of net sales, generally ranging up to 3%. These advertising funds are separate entities which are not a component of the consolidated group. Revenues and expenses of these advertising funds are excluded from the Company's statement of operations. Contributions to the advertising funds from Company-owned stores are included in restaurant operating expenses in the accompanying consolidated statements of operations. Net Company-owned store advertising expense was $136,000 and $304,000 for the thirteen week periods ended December 29, 2002 and December 23, 2001, respectively. Net Company-owned store advertising expense was $490,000 and $714,000 for thirty-nine week periods ended December 29, 2002 and December 23, 2001, respectively.

NOTE G - CLASSIFICATIONS OF EXPENSES

         Cost of sales contains the following items:

                  . The cost of products sold both in the Company-operated restaurants and the Branded Product Program.

                  . The cost of labor and associated costs of in-store restaurant management and crew.

                  . The cost of paper products used in the Company-operated restaurants.

                  . Other direct costs of the Branded Product Program, such as commissions, freight and samples.

         Restaurant operating expenses contains the following items:

                  .  Occupancy costs of Company-operated restaurants.

                  .  Utility costs of Company-operated restaurants.

                  . Repair and maintenance expenses of the Company operated restaurant facilities.

                  . Marketing and advertising expenses done locally and contributions to advertising funds for
                     Company-operated restaurants.

                  . Insurance costs directly related to Company-operated restaurants.

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

         The Company completed its initial SFAS No. 142 transitional impairment test of goodwill, including an assessment of a valuation of the Nathan's, Miami Subs and Kenny Rogers Roasters reporting units by an independent valuation consultant, and has recorded an impairment charge requiring the Company to write-off substantially all of the goodwill related to the acquisitions, trademarks and recipes as a cumulative effect of accounting change in the first quarter of fiscal 2003. The fair value was determined through the combination of a present value analysis as well as prices of comparative businesses. The changes in the net carrying amount of goodwill, trademarks and recipes recorded in the first quarter of fiscal 2003 were as follows:

                                               Goodwill         Trademarks         Recipes            Total
                                            (In thousands)    (In thousands)    (In thousands)   (In thousands)
                                            --------------    --------------    --------------   --------------
Balance as of April 1, 2002                 $   11,083        $    2,242        $       30        $  13,355
Cumulative effect of accounting change
for goodwill and other intangibles             (10,988)          ( 2,174)              (30)         (13,192)
                                            ----------        ----------        ----------        ---------

Balance as of December 29, 2002             $       95        $       68        $        -        $     163
                                            ==========        ==========        ==========        =========

         Additionally, the Company ceased amortization of goodwill, trademarks and recipes in accordance with SFAS No. 142, thus lowering amortization expense by a estimated $600,000 per year, as such assets were deemed to have indefinite lives. The following table provides a reconciliation of the reported net (loss) income for the thirteen and thirty-nine week periods ended December 29, 2002 and December 23, 2001, adjusted as though SFAS No. 142 had been effective for such periods:

                                                        Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                                           (In thousands)               (In thousands)
                                                        Dec. 29,    Dec. 23,           Dec. 29,      Dec. 23,
NET (LOSS) INCOME                                        2002         2001             2002          2001
                                                         ----          ----             ----          ----
Reported net (loss) income                             $ (106)        $ 263          $ (11,988)      $1,879
Add back discontinued amortization expense                  -           152                  -          455
                                                       ------         -----          ---------       ------
         Adjusted net (loss) income                    $ (106)        $ 415          $ (11,988)      $2,334
                                                       ======         =====          =========       ======

                                                        Thirteen Weeks Ended       Thirty-nine  Weeks Ended
                                                        Dec. 29,    Dec. 23,          Dec. 29,      Dec. 23,
DILUTED (LOSS) INCOME PER SHARE                          2002         2001              2002          2001
                                                         ----          ----             ----          ----
Reported net (loss) income                             $(0.02)        $ 0.04         $   (1.92)      $ 0.27
Add back discontinued amortization expense                  -           0.02                 -         0.06
                                                       ------         -----          ---------       ------
         Adjusted net (loss) income                    $(0.02)        $ 0.06         $   (1.92)      $ 0.33
                                                       ======         =====          =========       ======

         The table below presents amortized and unamortized intangible assets as of December 29, 2002 and March 31, 2002 (In thousands):

                                            December 29, 2002                           March 31, 2002
                                            -----------------                           --------------
                                    Gross                        Net          Gross                          Net
                                   Carrying    Accumulated    Carrying       Carrying     Accumulated     Carrying
                                    Amount     Amortization    Amount         Amount      Amortization     Amount
Amortized intangible assets:
Royalty streams                    $  4,259      $  (943)     $ 3,316        $  4,259      $    (747)     $  3,512
Favorable leases                        285         ( 42)         243             285            (31)          254
Other                                    16         ( 16)           -              62            (60)            2
                                   --------      -------      -------        --------      ---------      --------
                                   $  4,560      $(1,001)     $ 3,559        $  4,606      $    (838)     $  3,768
                                   ========      =======      =======        ========      =========      ========
Unamortized intangible assets:
Goodwill                                                      $    95        $ 17,043      $  (5,960)     $ 11,083
Trademarks, tradenames and recipes                                 68           2,425           (153)        2,272
                                                              -------        --------      ---------      ========
                                                              $   163        $ 19,468      $  (6,113)     $ 13,355
                                                              =======        ========      =========      ========

         Total amortization expense for the intangible assets was $69,000 and $208,000 for the thirteen and thirty-nine weeks ended December 29, 2002. Nathan's estimates future annual amortization expense of approximately $280,000 per year for each of the next five years.

         During the fiscal 2003 period, the Company adopted the provisions of Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retained the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 has broadened the definition of discontinued operations to include components of an entity whose cash flows are clearly identifiable as compared to a segment of a business. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant that it sells, abandons or otherwise disposes of where the Company has no further involvement in such restaurant's operations. In the case of restaurants to be abandoned, depreciation expense is to be revised based upon the expected remaining useful lives of the affected restaurants. During the second quarter fiscal 2003, the Company revised its depreciation estimate on eight restaurants, which are expected to be closed by February 20, 2003, and recorded an additional expense of $422,000. During the fiscal 2003 period, two Company-owned restaurants which were not considered available for sale at March 31, 2002 were presented as discontinued operations, including the first restaurant that was closed pursuant to the Home Depot License termination (See Note J). Pursuant to SFAS No. 144, the results of the remaining restaurants operating within Home Depot locations have been included with results of continuing operations until these restaurants are abandoned.

         Following is a summary of the results of operations for these two restaurants for the thirteen and thirty-nine week periods ended December 29, 2002 and December 23, 2001:

                                                        Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                                            (In thousands)              (In thousands)
                                                        Dec. 29,     Dec. 23,      Dec. 29,         Dec. 23,
                                                          2002         2001          2002             2001
                                                          ----         ----          ----             ----
Revenues                                                $  280       $   379       $  973           $ 1,136
                                                        ======       =======       ======           =======

Income before income taxes                              $  (91)      $   (73)      $ (160)          $  (146)
                                                        ======       =======       ======           =======

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Nathan's expects to record a charge of approximately $150,000 in the fourth quarter fiscal 2003 in connection with the termination of 8 employees relating to a reduction in administrative personnel.

         Nathan's has adopted the provisions of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). For financial statements of interim or annual periods ending after December 15, 2002 FIN No. 45 has clarified that a guarantor is required to disclose (a) the nature of the guarantee; (b) maximum potential amount of future payments under the guarantee; (c) carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. Also, beginning January 1, 2003, the Company will have to recognize at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.

         The Company has guaranteed 34 equipment loans on behalf of its franchisees principally in connection with the Company's co-branding initiatives. The Company's maximum exposure for these loans is $651,000. Currently the Company is making periodic payments on four loans on which the franchisees have defaulted. The Company would generally obtain title to the equipment in the event it was required to fully satisfy a defaulted obligation and would seek to use the equipment itself or resell the equipment to another franchisee. The Company will continue to guarantee the existing indebtedness until fiscal 2008.


         The Company has also guaranteed one real estate loan on behalf of a franchisee having a maximum exposure of $306,000. In the event the Company is required to cure a default by the franchisee, the Company would be able to gain possession of the premises and operate the restaurant provided that the Company complies with the lease. The Company will continue to guarantee this indebtedness until August 2006.

NOTE I - SALES OF RESTAURANTS

         The Company observes the provisions of SFAS No. 66, "Accounting for Sales of Real Estate," which establishes accounting standards for recognizing profit or loss on sales of real estate. SFAS No. 66 provides for profit recognition by the full accrual method, provided (a) the profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obligated to perform significant activities after the sale to earn the profit. Unless both conditions exist, recognition of all or part of the profit shall be postponed and other methods of profit recognition shall be followed. In accordance with SFAS No. 66, the Company recognizes profit on sales of restaurants under both the installment method and the deposit method, depending on the specific terms of each sale. The Company continues to record depreciation expense on the property subject to the sales contracts that are accounted for under the deposit method and records any principal payments received as a deposit until such time that the transaction meets the sales criteria of SFAS No. 66.

         As of December 29, 2002 and March 31, 2002, the Company had deposits on sales of restaurants of $214,000 included in accrued expenses in the accompanying consolidated balance sheets.

         During the thirty-nine weeks ended December 29, 2002, the Company sold three Company-owned restaurants for a total of $591,000. In August 2002, an operating restaurant, which had been classified as held for sale at March 31, 2002, was sold to a non-franchisee for $75,000. In October 2002, a non-operating restaurant, which had been classified as held for sale was sold to a non-franchisee for $466,000 and an operating restaurant was sold to a franchisee in exchange for a $50,000 note. As these restaurants were either classified as held-for-sale prior to the adoption of SFAS No. 144 or the Company has a continuing stream of cash flows in the case of the franchised restaurant, the results of operations for the Company-operated restaurants that were sold are included in "(Loss) income from continuing operations before income taxes" in the accompanying consolidated statements of operations for the thirteen and thirty-nine week periods ended December 29, 2002 and December 23, 2001. During the thirteen weeks ended December 29, 2002 and December 23, 2001 restaurant sales were $28,000 and $555,000 from the operation of one and three sold restaurants, respectively. During the thirty-nine weeks ended December 29, 2002 and December 23, 2001 restaurant sales were $769,000 and $2,247,000 from the operation of two and four sold restaurants, respectively. Results of operations of the two restaurants that have been abandoned subsequent to the adoption of SFAS No. 144 have been included in discontinued operations (See Note H).

The results of operations for these Company-owned restaurants for the thirteen and thirty-nine week periods ended December 29, 2002 and December 23, 2001 are as follows:

                                                        Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                                            (In thousands)              (In thousands)
                                                        Dec. 29,     Dec. 23,      Dec. 29,        Dec. 23,
                                                         2002         2001          2002             2001
                                                         ----         ----          ----             ----
Revenues (A)                                            $   28       $ 1,405       $   769         $ 3,204
                                                        ======       =======       =======         =======
(Loss) income from continuing
    operations before income taxes (A)                  $  (11)      $   679       $   (69)        $   740
                                                        ======       =======       =======         =======

A - Includes gains from the sales of restaurants of $850 and $ 957 during the thirteen and thirty-nine week periods ended December 23, 2001.

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

         Pursuant to SFAS No. 144, the results of operations for these restaurants, which will be disposed of by other than sale, will continue to be included with the results of continuing operations until the restaurants have ceased operating. As of December 29, 2002, one restaurant has ceased operating and has been classified as discontinued operations. The Company has revised the estimated useful lives of these assets to reflect the shortened useful lives and recorded additional depreciation expense of approximately $320,000 and $422,000 during the thirteen and thirty-nine week periods ended December 29, 2002. The Company conducted an impairment analysis and determined that no impairment charge was deemed necessary at December 29, 2002.

         Following is a summary of the results of operations for the restaurants for the thirteen and thirty-nine week periods ended December 29, 2002 and December 23, 2001:

                                                        Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                                           (In thousands)               (In thousands)
                                                        Dec. 29,     Dec. 23,      Dec. 29,       Dec. 23,
                                                          2002         2001          2002           2001
                                                          ----         ----          ----           ----
Revenues                                                $   847      $   997       $ 2,929        $ 3,113
                                                        =======      =======       =======        =======
Income before income taxes (A)                          $    16      $    49       $   216        $   269
                                                        =======      =======       =======        =======

(A) - Income before income taxes for the thirteen and thirty-nine week periods ended December 29, 2002 excludes additional depreciation expense of $320 and $422, respectively, as a result of revising the estimated useful lives of these restaurants.

NOTE K - MARKETABLE SECURITIES and INVESTMENT IN LIMITED PARTNERSHIP

         Effective April 1, 2002, the Company transferred certain securities formerly classified as "trading" securities to "available for sale" due to a change in the Company's investment strategies. As required by FASB Statement No. 115, the transfer of these securities between categories of investments has been accounted for at fair value and the unrealized holding gain or loss previously recorded through the date of transfer from the trading category will not be reversed. The unrealized gain for the period ended December 29, 2002 totaling $62,000 net of income taxes has been included as a component of comprehensive income. Investments classified as "trading securities" are recorded at fair value and the unrealized gains or losses are recognized as a component to the Company's "Investment and other income" in the consolidated statement of operations. On October 3, 2002, the Company substantially liquidated its investment in a limited partnership and received proceeds of $751,000 and recorded a loss of $241,000 which is included as a component of investment and other income in the accompanying consolidated statement of operations for the thirty-nine weeks ended December 29, 2002. At December 29, 2002, all marketable securities are classified as available for sale.

NOTE L - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                                        Thirteen weeks ended       Thirty-nine weeks ended
                                                           (In thousands)              (In thousands)
                                                          December 29, 2002           December 29, 2002
                                                          -----------------           -----------------
Net loss                                                      $    (106)                   $ (11,988)
Unrealized  (loss) gain on available-for-sale securities,
  Net of tax (benefit) provision of $(2)
  and $50, respectively                                             ( 3)                          62
                                                              ---------                    ---------
Comprehensive loss                                            $    (109)                   $ (11,926)
                                                              =========                    =========

Comprehensive income for the thirteen and thirty-nine week periods ended December 23, 2001 was the same as net income for those periods.

NOTE M - OTHER INCOME

         During the quarter ended June 24, 2001, Nathans's reversed an accrual of $210,000 related to its successful appeal of a previous award in an action entitled: Miami Subs Corporation or MIAMI S V. MURRAY FAMILY TRUST/KENNETH DASH PARTNERSHIP. In this case the court found that Miami Subs breached a fiduciary duty it owed to defendants and awarded the Murray Family Trust $200,000. Both Miami Subs and defendants appealed the court's decision, and in November 1996, the appeal was argued before the Supreme Court of New Hampshire. In December 1997, the Supreme Court ruled in favor of Miami Subs, vacated the damage award, reversed the award of attorney fees and remanded to a trial court for a determination of damages for the alleged breach of fiduciary duty to Murray Family Trust. In May 1998, the trial court awarded the Murray Family Trust compensatory damages in the amount of $200,000 which Miami Subs accrued for on its books. Miami Subs appealed the damage award, and in December 1999, the Supreme Court of New Hampshire heard the second appeal. On February 1, 2001, the Supreme Court of New Hampshire ruled in favor of Miami Subs and vacated the damage award. The plaintiff had the right to further appeal the reversal for a period of 90 days, until May 2, 2001. No further action was taken by the plaintiff and upon passage of the 90 day period the litigation award was reversed into income.

NOTE N - INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE

         The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and thirty-nine week periods ended December 29, 2002 and December 23, 2001, respectively.

THIRTEEN WEEKS
                                                  (Loss) Income from                          (Loss) Income from
                                                Continuing Operations    Number of Shares    Continuing Operations
                                                    (In thousands)        (In thousands)            Per Share
                                                    2002       2001      2002      2001         2002       2001
                                                    ----       ----      ----      ----         ----       ----
BASIC EPS
   Basic calculation                            $   ( 52)   $   304      5,878    7,038       $ (.01)     $ .05
   Effect of dilutive employee stock
      options and warrants                             -          -          -       24            -          -
                                                --------    -------      -----    -----       ------      -----
Diluted EPS
   Diluted calculation                          $   ( 52)   $   304      5,878    7,062       $ (.01)     $ .05
                                                ========    =======      =====    =====       ======      =====

THIRTY-NINE WEEKS
                                                    Income from                                  Income from
                                                Continuing Operations    Number of Shares    Continuing Operations
                                                    (In thousands)        (In thousands)                   Per Share
                                                    2002       2001      2002      2001          2002      2001
                                                    ----       ----      ----      ----         ----       ----
Basic EPS
---------
   Basic calculation                            $    444    $ 1,961      6,113    7,056       $  .07      $ .28
   Effect of dilutive employee stock
      options and warrants                             -          -        143       19            -          -
                                                --------    -------      -----    -----       ------      -----
Diluted EPS
-----------
   Diluted calculation                          $    444    $ 1,961      6,256    7,075       $  .07      $ .28
                                                ========    =======      =====    =====       ======      =====

         Common stock equivalents aggregating 89,000 shares have been excluded from the diluted EPS calculation for the thirteen week period ended December 29, 2002 as the impact of their inclusion would have been anti-dilutive.

         Options and warrants issued to employees to purchase 902,838 and 1,347,901 shares of common stock in each of the thirteen and thirty-nine week periods ended December 29, 2002 and December 23, 2001, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares for the periods. These options and warrants were still outstanding at the end of the related periods.

NOTE O - STOCK REPURCHASE PROGRAM

         On September 14, 2001, Nathan's was authorized to purchase up to 1 million shares of its common stock. Nathan's completed its initial Stock Repurchase Program on August 30, 2002 at a cost of approximately $3,670,000. On October 7, 2002, Nathan's was authorized to purchase up to 1 million additional shares of its common stock. Through December 29, 2002, Nathan's purchased an additional 429,738 shares of common stock at a cost of approximately $1,614,000 and through January 10, 2003, subsequently purchased an additional 45,900 shares of common stock at a cost of approximately $168,000. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

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

         Nathan's Famous was served on January 10, 2003 with a summons in connection with an action commenced by Mitchell Putterman and Michael Pellegrino in the Supreme Court of New York, Suffolk County seeking damages of $1,000,000 for claims of breach of contract and fraud in connection with a letter of intent with the Company's subsidiary, NF Roasters of Commack, Inc. Although the letter of intent contains specific disclaimer language stating that it did not convey any rights or obligations and contemplated the execution of a management agreement, which was never executed, plaintiffs purport nonetheless to have certain claims in connection therewith. The Company has served a notice of appearance and demand for a complaint.

NOTE Q - RECLASSIFICATIONS

         Certain reclassifications of prior period balances have been made to conform to the December 29, 2002 presentation.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Nathan's is currently evaluating the effect of adoption on its financial position and results of operations.

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

         In addition to plans for expansion through franchising and our Branded Product Program, Nathan's is continuing to capitalize on the co-branding opportunities within our existing restaurant system. Currently, the Arthur Treacher's brand is being sold within 126 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 83 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 74 Miami Subs and Nathan's restaurants. We have continued testing the Miami Subs brand in three company-owned Nathan's restaurants and one Kenny Rogers franchised restaurant.

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

         At December 29, 2002, our combined system consisted of 351 franchised or licensed units, 18 company-owned units and over 2,000 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 41 states, the District of Columbia and 13 foreign countries. At December 29, 2002, our company-owned restaurant system included 14 Nathan's units and four Miami Subs units, as compared to 16 Nathan's units, five Miami Subs units and two Kenny Rogers Roasters units at December 23, 2001.

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

Impairment of Goodwill and Other Intangible Assets

         Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions which are used in this test are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment expenses may be required.

Impairment of Long-Lived Assets

         Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually, and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. We have identified certain restaurants that have been impaired and recorded impairment charges of approximately $471,000 relating to four restaurants during the thirty-nine weeks ended December 29, 2002.

Impairment of Notes Receivable

         Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: 1) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions; 2) whether the loan is secured by collateral that is not readily marketable; or 3) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. We have identified certain notes receivable that have been impaired and recorded impairment charges of approximately $542,000 relating to four notes during the thirty-nine weeks ended December 29, 2002.

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

Self-insurance Liabilities

         We are self-insured for portions of our general liability coverage. As part of our risk management strategy, our insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, we accrue estimates of our ultimate self insurance costs throughout the policy year. These estimates have been developed based upon our historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, our annual self insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. In conjunction with our external risk manager we have completed an evaluation of the outstanding claims and reserves relating to prior years and have reversed $196,000 of previously recorded self insurance accruals during the thirteen weeks ended December 29, 2002 for those claims on which the Company's exposure has been settled.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 29, 2002 COMPARED TO DECEMBER 23, 2001

Revenues from Continuing Operations

         Total sales decreased by 14.7% or $1,010,000 to $5,879,000 for the thirteen weeks ended December 29, 2002 ("third quarter fiscal 2003") as compared to $6,889,000 for the thirteen weeks ended December 23, 2001 ("third quarter fiscal 2002"). Sales from the Branded Product Program increased by 35.4% to $1,412,000 for the third quarter fiscal 2003 as compared to sales of $1,043,000 in the third quarter fiscal 2002. Company-owned restaurant sales decreased 23.6% or $1,379,000 to $4,467,000 from $5,846,000 primarily due to the operation of four fewer company-owned stores as compared to the third quarter fiscal 2002 and a 10.4% sales decrease at our comparable restaurants (consisting of 14 Nathan's and four Miami Subs restaurants). The reduction in company-owned stores is the result of the franchise of two restaurants and the sale of two restaurants, one of which was to the State of Florida pursuant to an order of condemnation. The financial impact associated with the four restaurants lowered restaurant sales by $860,000 and improved restaurant operating profits by $82,000 versus the fiscal 2002 period.

         Franchise fees and royalties decreased by 0.6% or $11,000 to $1,722,000 in the third quarter fiscal 2003 compared to $1,733,000 in the third quarter fiscal 2002. Franchise royalties decreased by 14.0% or $221,000 to $1,352,000 in the third quarter fiscal 2003 as compared to $1,573,000 in the third quarter fiscal 2002. The majority of this decline is due to the decrease in the amount of franchise sales and the increased amount of royalties deemed unrealizable during the third quarter fiscal 2003 as compared to the third quarter fiscal 2002. Royalty income was not recorded from 63 domestic franchised locations for the third quarter fiscal 2003 as compared to 43 domestic franchised locations for the third quarter fiscal 2002 as a result of the determination that collectibility of the royalties was not reasonably assured. Domestic franchise restaurant sales decreased by 6.9% to $41,445,000 in the third quarter fiscal 2003 as compared to $44,513,000 in the third quarter fiscal 2002. At December 29, 2002, 351 franchised or licensed restaurants were operating as compared to 377 franchised or licensed restaurants at December 23, 2001. Franchise fee income derived from new openings and our co-branding activities was $220,000 in the third quarter fiscal 2003 as compared to $160,000 in the third quarter fiscal 2002. During the third quarter fiscal 2003, 10 new franchised restaurants were opened, including our first unit in China, as compared to six new franchised restaurants during the third quarter fiscal 2002. Nathan's earned $150,000 in connection with the termination of a Master Development Agreement in the third quarter fiscal 2003 in accordance with its terms due to the breach by the franchisee.

         License royalties were $523,000 in the third quarter fiscal 2003 as compared to $312,000 in the third quarter fiscal 2002. This increase is attributable to higher royalties earned from sales made by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores and royalties earned under a new license agreement in connection with the Branded Product Program.

         Investment and other income decreased by $914,000 to $41,000 in the third quarter fiscal 2003 versus $955,000 in the third quarter fiscal 2002. During the third quarter fiscal 2003, Nathans' investment loss was approximately $2,000 as compared to income of approximately $105,000 during the third quarter fiscal 2002 due primarily to Nathan's liquidating its investment in a limited partnership on October 3, 2002. During the third quarter fiscal 2002, Nathan's recognized $850,000 of additional income resulting from the successful appeal of a condemnation award from the State of Florida.

         Interest income decreased by $41,000 to $71,000 in the third quarter fiscal 2003 versus $112,000 in the third quarter fiscal 2002 due to lower interest income on its investments in marketable securities and its notes receivable

Costs and Expense from Continuing Operations

         Cost of sales decreased by $677,000 to $3,977,000 in the third quarter fiscal 2003 from $4,654,000 in the third quarter fiscal 2002. During the third quarter fiscal 2003, restaurant cost of sales were lower than the third quarter fiscal 2002 by approximately $893,000. Cost of sales was reduced by approximately $622,000 as a result of operating four fewer company-owned restaurants. The cost of restaurant sales at our comparable units was lower than the third quarter fiscal 2002 although, as a percentage of restaurant sales was 65.0% in the third quarter fiscal 2003 as compared to 63.7% in the third quarter fiscal 2002 due primarily to higher labor costs. Higher product and other direct costs of approximately $216,000 were incurred in connection with the growth of our Branded Product Program which was partially offset by lower commodity costs during the third quarter fiscal 2003.

         Restaurant operating expenses decreased by $398,000 to $1,392,000 in the third quarter fiscal 2003 from $1,790,000 in the third quarter fiscal 2002. Restaurant operating costs were lower in the third quarter fiscal 2003 by approximately $330,000, as compared to the third quarter fiscal 2002 as a result of operating four fewer restaurants. In addition to the reduction in restaurant operating expenses from operating fewer restaurants, lower marketing costs more than offset higher occupancy and current insurance costs during the third quarter fiscal 2003.

         Depreciation and amortization increased by $182,000 to $623,000 in the third quarter fiscal 2003 from $441,000 in the third quarter fiscal 2002. The Company recorded additional depreciation expense of $320,000 due to a change in the estimated useful lives of the eight restaurants operating within Home Depot Improvement Centers for which Nathan's received early lease termination notifications during the second quarter fiscal 2003. This additional expense was partly offset by the reduction in Company-owned restaurants operating between the two periods.

         Amortization of intangibles decreased by $152,000 to $69,000 in the third quarter fiscal 2003 from $221,000 in the third quarter fiscal 2002. Amortization of intangibles decreased as a result of the adoption of SFAS No. 142 " Goodwill and Other Intangible Assets" in the first quarter fiscal 2003. Pursuant to SFAS No. 142, we have discontinued the amortization of Goodwill, Trademarks, Trade Names and Recipes.

         General and administrative expenses decreased by $365,000 to $1,957,000 in the third quarter fiscal 2003 as compared to $2,322,000 in the third quarter fiscal 2002. The difference in general and administrative expenses was due primarily to lower professional fees of approximately $123,000, lower compensation and related expenses of approximately $77,000, lower insurance costs of approximately $72,000 due to the reversal of previously recorded self insured reserves and lower bad debts expense of approximately $33,000.

         Interest expense was $33,000 during the third quarter fiscal 2003 as compared to $40,000 during the third quarter fiscal 2002. The reduction in interest expense relates primarily to the repayment of outstanding trade debt between the two periods.

         Impairment charge on notes receivable of $222,000 during the third quarter fiscal 2003 relates to the write-down of one note receivable.

         Impairment charge on long-lived assets of $50,000 during the third quarter fiscal 2003 relates to the write-down of one restaurant.

Provision for Income Taxes from Continuing Operations

         In the third quarter fiscal 2003, the income tax benefit was $35,000 or 40.2% of loss from continuing operations as compared to the income tax provision of $229,000 or 43.0% of income from continuing operations in the third quarter fiscal 2002. The effective income tax rate was lower in the third quarter fiscal 2003 due to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized. Such goodwill amortization was not tax deductible by Nathan's which increased the effective tax rate in prior years.

Discontinued Operations

         During the third quarter fiscal 2003, discontinued operations included two Company-owned restaurants both of which were abandoned, including one which was abandoned in connection with the Home Depot early lease terminations. Revenues generated by these restaurants were $280,000 during the thirteen weeks ended December 29, 2002 as compared to $379,000 during the thirteen weeks ended December 23, 2001. Losses from these restaurants were $91,000 during the thirteen weeks ended December 29, 2002 as compared to $73,000 during the thirteen weeks ended December 23, 2001

THIRTY-NINE WEEKS ENDED DECEMBER 29, 2002 COMPARED TO DECEMBER 23, 2001

Revenues from Continuing Operations

         Total sales decreased by 6.7% or $1,592,000 to $22,213,000 for the thirty-nine weeks ended December 29, 2002 ("fiscal 2003 period") as compared to $23,805,000 for the thirty-nine weeks ended December 23, 2001 ("fiscal 2002 period"). Sales from the Branded Product Program increased by 38.5% to $4,894,000 for the fiscal 2003 period as compared to sales of $3,534,000 in the fiscal 2002 period. Company-owned restaurant sales decreased 14.6% or $2,952,000 to $17,319,000 from $20,271,000 primarily due to the operation of five fewer company-owned stores as compared to the prior fiscal year and a 3.1% sales decrease at our comparable restaurants (consisting of 14 Nathan's and four Miami Subs restaurants). The reduction in company-owned stores is the result of our franchise of three restaurants and the sale of two restaurants, one of which was to the State of Florida pursuant to an order of condemnation. The financial impact associated with these five restaurants lowered restaurant sales by $2,483,000 and improved restaurant operating profits by $1,000 versus the fiscal 2002 period.

         Franchise fees and royalties decreased by 21.1% or $1,259,000 to $4,715,000 in the fiscal 2003 period compared to $5,974,000 in the fiscal 2002 period. Franchise royalties decreased by $1,033,000 or 19.5% to $4,254,000 in the fiscal 2003 period as compared to $5,287,000 in the fiscal 2002 period. The majority of this decline is due to the decrease in the amount of franchise sales and the increased amount of royalties deemed unrealizable during the fiscal 2003 period as compared to the fiscal 2002 period. Royalty income was not recorded from 63 domestic franchised locations during the fiscal 2003 period as compared to 43 domestic franchised locations during the fiscal 2002 period as a result of determining that collectibility of the royalties was not reasonably assured. Domestic franchise restaurant sales decreased by 11.9% to $124,309,000 in the fiscal 2003 period as compared to $141,178,000 in the fiscal 2002 period. At December 29, 2002, 351 franchised or licensed restaurants were operating as compared to 377 franchised or licensed restaurants at December 23, 2001. Franchise fee income derived from new openings and our co-branding activities was $311,000 in the fiscal 2003 period as compared to $687,000 in the fiscal 2002 period. This decrease was primarily attributable to the difference between the number of franchised units opened between the two periods and the absence during the fiscal 2003 period of initial fees earned from existing restaurants within our system that co-branded during the fiscal 2002 period. During the fiscal 2003 period, 12 new franchised restaurants were opened, including our first unit in China, as compared to 19 new franchised restaurants during the fiscal 2002 period. During the fiscal 2002 period, we earned $245,000 in connection with our co-branding strategy within the Miami Subs system to offer Nathan's, Kenny Rogers Roasters and Arthur Treacher's products. These activities were substantially completed during fiscal 2002. During the third quarter fiscal 2003, we earned $150,000 in connection with the termination of a Master Development Agreement in accordance with its terms due to the breach by the franchisee.

         License royalties were $1,922,000 in the fiscal 2003 period as compared to $1,624,000 in the fiscal 2002 period. This increase is attributable to higher royalties earned from sales made by SMG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores, the manufacture of certain proprietary spices and seasonings, the sale of condiments sold under the Nathan's brand and royalties earned under a new license agreement in connection with the Branded Product Program.

         Investment and other income decreased by $1,039,000 to $92,000 in the fiscal 2003 period versus $1,131,000 in the fiscal 2002 period. During the fiscal 2003 period, Nathans' investment loss was approximately $220,000 greater than in the fiscal 2002 period due primarily to differences in performance of the financial markets during the time that Nathan's maintained its investments in "trading securities", which "trading securities" were substantially liquidated October 2002, as compared to being held for the entire fiscal 2002 period. Nathan's loss from sub-leasing was approximately $31,000 less than in the fiscal 2002 period. In the fiscal 2003 period, Nathan's realized a gain of $135,000 in connection with the early termination of a Branded Product Program sales agreement. During the fiscal 2003 period, Nathan's earned approximately $101,000 less miscellaneous income than in the fiscal 2002 period principally in connection with its ice cream sales. During the fiscal 2002 period, Nathan's recognized net gains of $916,000 primarily in connection with the sale of two company-owned restaurants, which included $850,000 from the successful appeal of a condemnation award from the State of Florida.

         Interest income decreased by $144,000 to $227,000 in the fiscal 2003 period versus $371,000 in the fiscal 2002 period due to lower interest income on its investments in marketable securities and its notes receivable.

Costs and Expenses from Continuing Operations

         Cost of sales decreased by $969,000 to $14,625,000 in the fiscal 2003 period from $15,594,000 in the fiscal 2002 period. During the fiscal 2003 period, restaurant cost of sales were lower than the fiscal 2002 period by approximately $1,840,000. Cost of sales were lower by approximately $1,634,000 as a result of operating fewer company-owned restaurants. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 61.6% in the fiscal 2003 period as compared to 60.9% in the fiscal 2002 period due primarily to higher labor costs. Higher product and other direct costs of approximately $871,000 were incurred in connection with the growth of our Branded Product Program which was partially offset by lower commodity costs during the fiscal 2003 period. During the fiscal 2003 period, commodity prices of our primary meat products were in line with historical norms as compared to being at their highest levels in recent years through most of the twenty-six weeks ended September 23, 2001.

         Restaurant operating expenses decreased by $650,000 to $4,869,000 in the fiscal 2003 period from $5,519,000 in the fiscal 2002 period. Restaurant operating costs were lower in the fiscal 2003 period by approximately $829,000, as compared to the fiscal 2002 period as a result of operating fewer restaurants. The reduction in restaurant operating expenses from operating fewer restaurants was partially offset by higher occupancy, utility, and current insurance costs during the fiscal 2003 period.

         Depreciation and amortization increased by $260,000 to $1,472,000 in the fiscal 2003 period from $1,212,000 in the fiscal 2002 period. The Company recorded $442,000 of additional depreciation expense due to a change in the estimated useful lives of the eight restaurants operating within Home Depot Improvement Centers for which Nathan's received early lease termination notifications during the second quarter fiscal 2003, which was partly offset by the reduction in company-owned restaurants operating between the two periods.

         Amortization of intangibles decreased by $455,000 to $208,000 in the fiscal 2003 period from $663,000 in the fiscal 2002 period. Amortization of intangibles decreased as a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" in the first quarter fiscal 2003. Pursuant to SFAS No. 142, we have discontinued the amortization of Goodwill, Trademarks, Trade Names and Recipes.

         General and administrative expenses decreased by $375,000 to $6,117,000 in the fiscal 2003 period as compared to $6,492,000 in the fiscal 2002 period. The difference in general and administrative expenses was due primarily to lower professional fees of approximately $195,000, compensation and related expenses of approximately $73,000, lower insurance costs of approximately $72,000 due to the reversal of previously recorded self insured reserves and lower bad debts expense of approximately $35,000.

         Interest expense was $111,000 during the fiscal 2003 period as compared to $147,000 during the fiscal 2002 period. The reduction in interest expense relates primarily to the repayment of outstanding trade debt between the two periods.

         Impairment charge on long-lived assets of $471,000 during the fiscal 2003 period represents the write-down relating to four under-performing stores, two of which are expected to continue operating.

         Impairment charge on notes receivable of $542,000 during the fiscal 2003 period relates to the write-down of four notes receivable.

         Other income of $210,000 in the fiscal 2002 period represents the reversal of a previously recorded litigation provision for an award that was settled, upon appeal, in our favor.

Provision for Income Taxes from Continuing Operations

         In the fiscal 2003 period, the income tax provision from continuing operations was $310,000 or 41.1% of income from continuing operations before income taxes as compared to $1,527,000 or 43.8% of income from continuing operations before income taxes in the fiscal 2002 period. The effective income tax rate was lower in the fiscal 2003 period due to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized. Such goodwill amortization was not tax deductible by Nathan's which increased the effective tax rate in prior years.

Discontinued Operations

         During the fiscal 2003 period , discontinued operations included two Company-owned restaurants both of which were abandoned, including one which was abandoned in connection with the Home Depot early lease terminations. Revenues generated by these two restaurants were $973,000 during the thirty-nine weeks ended December 29, 2002 as compared to $1,136,000 during the thirty-nine weeks ended December 23, 2001. Losses from these restaurants were $160,000 during the thirty-nine weeks ended December 29, 2002 as compared to $146,000 during the thirty-nine weeks ended December 23, 2001.

Cumulative effect of change in accounting principle

         In the first quarter fiscal 2003, Nathan's adopted SFAS No. 142, "Goodwill and Other Intangibles." In connection with the implementation of this new standard, Goodwill, Trademarks, Trade Names and Recipes were deemed to be impaired and their carrying value was written down by $13,192,000, or $12,338,000, net of tax (See Note H).

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at December 29, 2002 aggregated $1,117,000, decreasing by $717,000 during the fiscal 2003 period. At December 29, 2002, marketable securities and investment in limited partnership decreased by $3,660,000 from March 31, 2002 to $5,159,000 and net working capital decreased to $6,387,000 from $9,565,000 at March 31, 2002. On October 3, 2002, Nathan's
substantially liquidated its investment in limited partnership and invested the proceeds with its other marketable securities.

         Cash provided by operations of $1,537,000 in the fiscal 2003 period is primarily attributable to net loss of $11,988,000, non-cash charges of $15,283,000, including the cumulative effect of accounting change of $12,338,000, depreciation and amortization of $1,569,000, impairment charges on long-lived assets and notes receivable of $1,013,000, amortization of intangible assets of $208,000, provision for doubtful accounts of $88,000 and amortization of bond premium of $67,000. Changes in the other assets and liabilities consisted of decreases in marketable securities and investment in limited partnership of $968,000 and prepaid expenses and other current assets of $831,000, accounts payable and accrued expenses of $2,729,000, other liabilities of $570,000 and an increase in notes and accounts receivable of $227,000.

         Cash provided by investing activities of $2,969,000 in the fiscal 2003 period is comprised primarily of proceeds from the sale of securities of $5,079,000, the sale of a restaurant and other fixed assets of $511,000 and repayments on notes receivable of $215,000 which were partly offset by the purchases of available for sale securities of $2,384,000 and expenditures relating to capital improvements of selected company-owned restaurants and other fixed asset additions of $452,000.

         Cash used in financing activities of $5,223,000 in the fiscal 2003 period represents repurchases of 1,388,047 shares of common stock at a total cost of $5,086,000 and repayments of notes payable and obligations under capital leases in the amount of $137,000. On December 31, 2002, Nathan's paid off a mortgage in the amount of $373,000.

         On September 14, 2001, Nathan's was authorized to purchase up to 1 million shares of its common stock. Pursuant to our stock repurchase program, we repurchased 1 million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to 1 million additional shares of its common stock. Through December 29, 2002, Nathan's purchased 429,738 shares of common stock at a cost of approximately $1,551,000. Subsequent to December 29, 2002, Nathan's purchased an additional 45,900 shares of common stock at a cost of approximately $168,000. To date, Nathan's has purchased a total of 1,475,638 shares of common stock at a cost of approximately $5,389,000. We expect to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

         We expect that we will make additional investments in certain existing restaurants in the future and that we expect to fund those investments from our operating cash flow. We do not expect to incur significant capital expenditures to develop new company-owned restaurants through March 29, 2004.

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

         There are currently 31 properties that we either own or lease from third parties which we lease or sublease to franchisees and non-franchisees.
We remain contingently liable for all costs associated with these properties. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of December 29, 2002 was approximately $957,000.

The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (In thousands):

                                                                       Payments Due by Period
                                                                       ----------------------
                                                           Less than
Cash Contractual Obligations                    Total        1 Year        1-3 Years        4-5 Years    After 5 Years
----------------------------                    -----        ------        -----------      ---------    -------------
Long-Term Debt                                $  1,581      $   539         $    333         $   333       $    376
Capital Lease Obligations                           61            6               13              16             26
Employment Agreements                            1,055          805              250               -              -
Operating Leases                                26,110        4,174            7,835           7,051          7,050
                                              --------      -------         --------         -------       --------
  Gross Cash Contractual Obligations            28,807        5,524            8,431           7,400          7,452
Sublease Income                                 13,520        2,028            3,704           3,189          4,599
                                              --------      -------         --------         -------       --------
   Net Cash Contractual Obligations           $ 15,287      $ 3,496         $  4,727         $ 4,211        $ 2,853
                                              ========      =======         ========         =======       ========

                                                Total            Amount of Commitment Expiration Per Period
                                                                 -------------------------------
                                               Amounts      Less than
Other Contractual Commitments                 Committed       1 Year      1-3 Years        4-5 Years      After 5 Years
-----------------------------                 ---------     ---------     -----------      ---------      -------------
Loan Guarantees                               $     957     $    330       $    385         $   242                   -
                                              ---------     --------       --------         -------        ------------
Total Commercial Commitments                  $     957     $    330       $    385         $   242                   -
                                              =========     ========       ========         =======        ============

         Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

CASH AND CASH EQUIVALENTS

         We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 29, 2002, Nathans' cash and cash equivalents aggregated $1,117,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $2,800 per annum for each .25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

         We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 29, 2002, the value of Nathans' marketable investment securities aggregated $5,144,000. Interest income on these marketable investment securities would increase or decrease by approximately $12,900 per annum for each .25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investments securities held at December 29, 2002 that are sensitive to interest rate fluctuations (in thousands):

                                               Valuation of securities                          Valuation of securities
                                                Given an interest rate                           Given an interest rate
                                               Decrease of X Basis points                      Increase of X Basis points
                                               --------------------------          Fair        --------------------------
                                            (150BPS)    (100BPS)    (50BPS)       Value      +50BPS      +100BPS    +150BPS
                                            --------   ---------  ----------   ----------   --------    --------    -------
Municipal notes and bonds                    $ 5,348    $ 5,278     $ 5,210      $ 5,144     $ 5,080     $ 5,018    $ 4,957
                                             =======    =======     =======      =======     =======     =======    =======

INVESTMENT IN LIMITED PARTNERSHIP

         We had invested in a highly liquid investment limited partnership that invested principally in equity securities. These investments were subject to the performance of the equity markets. On October 3, 2002, Nathan's substantially liquidated its investment in limited partnership. As of December 29, 2002, Nathans' investment in limited partnership aggregated approximately $15,000. Accordingly, fluctuations in the value of this investment would be immaterial to our financial results.

BORROWINGS

         The interest rate on our borrowings are generally determined based upon prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At December 29, 2002, total outstanding debt, including capital leases, aggregated $1,642,000 of which $1,208,000 is at risk due to changes in interest rates. The current interest rate is 8.75% per annum and will adjust in January 2003, 2006 and 2009 to prime plus .25%, or 4.50% based upon current market conditions. At 4.50%, Nathan's annualized interest expense would be approximately $51,000 less than at the current rate. Nathan's also maintains a $7,500,000 credit line which bears interest at the prime rate (4.25% at December 29, 2002). The Company has never borrowed any funds under this line. Accordingly, the Company does not believe that fluctuations in interest rates would have a material impact on its financial results.

COMMODITY COSTS

         The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long term increases on our financial results. A short term increase or decrease of 10% in the cost of our food and paper products for the entire thirty-nine weeks ended December 29, 2002 would have increased or decreased cost of sales by approximately $883,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our Chairman of the Board and our President, who are our principal executive officers, and our Vice President - Finance, who is our principal financial officer, there were various in person and telephonic meetings as of a date within 90 days of the date of this report during which there were evaluations of our disclosure controls and procedures. Based on such evaluations, these officers have advised us they believe such controls and procedures are effective.

         Our principal executive officers and principal financial officer have advised us that there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls since the date of their evaluation.

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

         Nathan's Famous was served on January 10, 2003 with a summons in connection with an action commenced by Mitchell Putterman and Michael Pellegrino in the Supreme Court of New York, Suffolk County seeking damages of $1,000,000 for claims of breach of contract and fraud in connection with a letter of intent with the Company's subsidiary, NF Roasters of Commack, Inc. Although the letter of intent contains specific disclaimer language stating that it did not convey any rights or obligations and contemplated the execution of a management agreement, which was never executed, plaintiffs purport nonetheless to have certain claims in connection therewith. The Company has served a notice of appearance and demand for a complaint.

ITEM 4:  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None

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

         (b) Reports on Form 8-K filed during the quarter ended December 29, 2002.

         On October 7, 2002 - Item 5 - the Company announced a stock repurchase program which authorized the purchase of up to 1 million shares of its common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 11, 2003                By: /s/ Wayne Norbitz
                                           -------------------------------------
                                           Wayne Norbitz
                                           President and Chief Operating Officer
                                           (Principal Executive Officer)

Date: February 11, 2003                By: /s/ Ronald G. DeVos
                                           -------------------------------------
                                           Ronald G. DeVos
                                           Vice President - Finance
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

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

Date: February 11, 2003                    /s/ Howard M. Lorber
                                           -------------------------------------
                                           Howard M. Lorber
                                           Chief Executive Officer

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

Date: February 11, 2003                    /s/ Wayne Norbitz
                                           -------------------------------------
                                           Wayne Norbitz
                                           President and Chief Operating Officer

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

Date: February 11, 2003                    /s/ Ronald G. DeVos
                                           -------------------------------------
                                           Ronald G. DeVos
                                           Chief Financial Officer