Form 10-K
period 2003-03-30
NATHANS FAMOUS INC
filed 2003-06-27
CIK 69733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 2003
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from_______ to_______

                           Commission File No. 0-3189

                                 NATHAN'S FAMOUS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                                    11-3166443
-------------------------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

1400 Old Country Road, Westbury, New York                                         11590
-------------------------------------------------------------                   ----------
(Address of Principal Executive Offices)                                        (Zip Code)

Registrant's telephone number, including area code:              (516) 338-8500

           Securities registered pursuant to Section 12(b) of the Act:

Title of Class                   Name of Each Exchange on which Registered
--------------                   -----------------------------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 6, 2003 was approximately $19,479,901.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 6, 2003, there were 5,366,364 shares of Common Stock, par value $.01 per share outstanding.

     Documents incorporated by reference: Part III (Items 10, 11, 12 and 13) - Registrant's definitive proxy statement to be filed pursuant to Regulation 14-A of the Securities Exchange Act of 1934.

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

         Over the past five years, we have focused on developing our restaurant franchise system by continuing to open new restaurants, expanding our Nathan's Branded Product Program and our Nathan's branded retail licensing programs, operating our existing company-owned restaurants and developing an international master franchising program. In an effort to expand our restaurant system and expand our brand portfolio, during fiscal 2000 we completed our merger with Miami Subs Corp. and our acquisition of the intellectual property of the Kenny Rogers Roasters franchise system. In addition, through our acquisition of Miami Subs, we also secured certain co-branding rights to use the Arthur Treachers' brand within the United States. During fiscal 2002 we offered the Nathan's, Kenny Rogers Roasters and Arthur Treachers' signature products to the Miami Subs franchise community. Since then, we have continued to capitalize on the co-branding opportunities within our existing restaurant system, as well as seek to develop new multi-brand marketing and development plans.

         At March 30, 2003, our system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 343 franchised units, including six units operating pursuant to management agreements, 12 company-owned units concentrated in the New York metropolitan area and Florida and approximately 2,200 branded product points of sale under our Branded Product Program, located in 41 states, the District of Columbia and 12 foreign countries.

         We plan to seek to expand the scope and market penetration of our Branded Product Program, further develop the restaurant operations of existing franchised and company-owned outlets , open new franchised outlets in traditional or captive market environments, expand the Nathan's retail licensing programs and continue to introduce co-branding opportunities within the existing restaurant system. We may selectively consider opening new company-owned restaurants. We also plan to further develop an international presence through the use of master franchising agreements based upon individual or combined use of all three restaurant concepts.

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

         Nathans' hot dogs are all-beef and are free from all fillers and starches. Hot dogs are flavored with the original secret blend of spices created by Ida Handwerker in 1916, which historically have distinguished Nathans' hot dogs. Hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 87 years. Our signature crinkle-cut french fried potatoes are featured at each Nathan's restaurant. Nathans' french fried potatoes are cooked to order in 100% cholesterol-free corn oil. We believe that the majority of sales in our company-owned units consist of Nathan's famous hot dogs, crinkle-cut french fried potatoes and beverages.

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

         Nathans' restaurant designs are available in a range of sizes from 300 to 4,000 sq. ft. We have also developed Nathan's carts, kiosks, and modular units. Our smaller units may not have customer seating areas, although they may often share seating areas with other fast food outlets in food court settings. Other units generally provide seating for 45 to 125 customers. Carts, kiosks and modular units generally carry only the core menu. This menu is supplemented by a number of other menu selections in our other restaurant types.

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

         Freshness and quality of breads, produce and other ingredients are emphasized in Miami Subs restaurants. The Miami Subs menu may include low-fat selections such as salads, grilled chicken breasts, and non-fat frozen yogurt which we believe are perceived as nutritious and appealing to health conscious consumers. We believe Miami Subs has become known for certain "signature" foods, such as grilled chicken on pita bread, gyros on pita bread, cheesesteaks and chicken wings.

         Miami Subs restaurants feature a distinctive decor unique to the Miami Subs concept. The exterior of free-standing restaurants feature an unusual roof design and neon pastel highlights for easy recognition. Interiors have a tropical motif in a neon pink and blue color scheme with murals of fish, mermaids, flamingos and tropical foliage. Exteriors and interiors are brightly lit to create an inviting, attractive ambience to distinguish our restaurants from those of our competitors. At March 30, 2003, 89 of the Miami Subs restaurants were located in freestanding buildings, ranging between 2,000 and 5,000 square feet. Certain other Miami Subs restaurants are scaled down to accommodate non-traditional captive market environments.

         Miami Subs restaurants are typically open seven days a week, generally opening at 10:30 am, with many of the restaurants having extended late-night hours. Indoor service is provided at a walk-up counter where the customer places an order and is given an order number and a drink cup. The customer then proceeds to a self service soda bar while the food is prepared to order. Drive-thru service is provided at substantially all free-standing Miami Subs restaurants. We estimate that drive-thru sales account for approximately 45% of sales in free-standing restaurants that maintain drive-thru service.

         Currently, 87 Miami Subs restaurants have introduced our co-branded menu consisting of Nathan's, Kenny Rogers Roasters or Arthur Treachers' signature products. We have created a new image for Miami Subs based upon this co-branding strategy called "Miami Subs Plus" which has been heavily marketed in Southern Florida beginning in July 2001.

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

Franchise Operations

         At March 30, 2003, our franchise system, including our Nathan's, Miami Subs and Kenny Rogers restaurant concepts, consisted of 343 units operating in 22 states and 12 foreign countries.

         Today, our franchise system counts among its 149 franchisees and licensees such well known companies as Host Marriott Services USA, Inc., ARAMARK Leisure Services, Inc., CA1 Services, Inc., Centerplate (formerly known as Service America Corp.), Culinart and Sodexho USA. We continue to seek to market our franchising program to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units.

         As of March 30, 2003, Host Marriott operated 34 franchised outlets, including 15 units at airports, 15 units within highway travel plazas and 4 units within malls. Additionally, Host Marriott operates 17 locations featuring Nathan's products pursuant to our Branded Product Program.

Nathan's Franchise Program

         Franchisees are required to execute a standard franchise agreement prior to opening each Nathan's Famous unit. Our current standard Nathan's franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 5.0% of restaurant sales and the expenditure of 2.0% of restaurant sales on advertising. We also offer a modified franchise agreement tailored to meet the needs of franchisees who desire to operate a Nathan's of a smaller size offering a reduced menu. The modified franchise agreement provides for the initial franchise fee of $15,000 which is payable upon execution of the agreement, monthly royalties of 5.0% and the expenditure of 2.0% of restaurant sales on advertising. We may offer alternatives to the standard franchise agreement, having to do franchise fees or advertising requirements. The initial term of the typical franchise agreement is 20 years, with a 15-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

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

         Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us and applied on a system-wide basis. We continuously monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise or license agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise or license agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 30, 2003, ("fiscal 2003") franchisees have opened 13 new Nathan's franchised units and have terminated three Nathan's franchise agreements for non-compliance.

         Franchisees who desire to open multiple units in a specific territory within the United States may enter into a standard area development agreement under which we receive an advance fee based upon the number of proposed units which the franchisee is authorized to open. This advance is credited against the franchise fee payable to us as provided in the standard franchise agreement. We may also grant exclusive territorial rights in foreign countries for the development of Nathan's units based upon compliance with a predetermined development schedule. Additionally, we may further grant exclusive manufacturing and distribution rights in foreign countries. In all situations we expect to require an exclusivity fee to be conveyed for such exclusive rights.

Miami Subs Franchise Program

         Franchisees are required to execute a standard franchise agreement relating to the operation of each Miami Subs restaurant. Currently, the term of the franchise agreement is between ten and 20 years, and the initial franchise fee is $30,000 for traditional restaurants and $15,000 for certain non-traditional restaurants. The standard franchise agreement provides for the payment of a monthly royalty fee of 4.5% of gross sales in traditional restaurants or 5.0% of gross sales in non-traditional restaurants for the term of the franchise agreement. Additional charges, based on a percentage of restaurant sales are contributed by operators of traditional restaurants, typically totaling 2.25%, to support various system-wide and local advertising funds.

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

         We also provide development and construction support services to our Miami Subs franchisees. We review and approve plans and specifications for the restaurants before improvements begin. Our personnel typically visit the facility during construction to verify that construction standards are met.

         The six-week training program consists of formal classroom training and in-restaurant training featuring various aspects of day-to-day operations leading to certification in all functioning positions. Topics covered include human resources, accounting, purchasing in addition to labor and food handling laws. Standard operating manuals are provided to each franchisee.

         To maintain uniform standards of appearance, service and food and beverage quality for our Miami Subs restaurants, we have adopted policies and implemented a monitoring program. Franchisees are expected to adhere to specifications and standards in connection with the selection and purchase of products used in the operation of the Miami Subs restaurant. Detailed specifications are provided for the products used, and franchisees must request approval for any deviations. We do not generally sell equipment, supplies or products to our Miami Subs franchisees. The franchise agreement requires franchisees to operate their restaurants in accordance with Miami Subs' requirements. We require our franchisees to use specified kitchen equipment to maximize consistency of food preparation. Ongoing advice and assistance is provided to franchisees in connection with the operation and management of each restaurant. Our area consultants are responsible for oversight of franchisees and periodically visit each restaurant. During such visits, the area consultant evaluates speed of preparation for menu items, quality of delivered product, cleanliness of restaurant facilities as well as evaluations of managers and other personnel. The area consultants also make announced and unannounced follow-up visits to ensure adherence to operational specifications.

         Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 30, 2003, franchisees have opened two new Miami Subs franchised units and we terminated two Miami Subs franchise agreements for non-compliance.

Kenny Rogers Roasters Franchise Program

         Kenny Rogers Roasters franchisees from the previous franchise system were required to execute amended and restated franchise agreements in order to preserve their franchised units. The amended and restated franchise agreement affirmed the franchisees responsibilities and offered reduced royalties to 3% of sales and waived advertising fund payments through March 31, 2001. These reduced rates have been extended until March 31, 2004. Future Kenny Rogers Roasters franchisees will have to execute our current standard franchise agreement which provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 4.5% of restaurant sales and the expenditure of 2.5% of restaurant sales on advertising. In some specific situations, we may offer alternatives to the standard franchise agreement. The initial term of the typical franchise agreement is 20 years, with up to a 20-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

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

         Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. We develop all standards and specifications, which are applied on a system-wide basis. We continuously monitor franchisee operations. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 30, 2003, two Kenny Rogers Roasters franchise agreements were terminated for non-compliance.

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

         As of March 30, 2003, we operated 8 company-owned Nathan's units, including one seasonal location, in New York. Three of these restaurants are older and significantly larger units which do not conform to contemporary designs. These units carry a broader selection of menu items than current designs. The items offered at our restaurants, other than the core menu, tend to have lower margins than the core menu. The older units require significantly higher levels of initial investment than current franchise designs and tend to operate at a lower sales/investment ratio. Consequently, we do not intend to replicate these older units in future company-owned units.

         We entered into a food service lease agreement with Home Depot U.S.A., Inc. under which we leased space in certain Home Depot Improvement Centers to operate Nathan's restaurants. The term of each Home Depot agreement was five years from the date on which the restaurant opens, with one five year renewal option. In August 2002, the company received written notice from Home Depot U.S.A., INC. ("Home Depot") that Home Depot terminated eight license agreements with the company pursant to which the company operated Nathan's Resturants in certain Home Depot improvement centers. In accordance with the termination notices, Nathan's ceased its operations in those locations before Feburary 20, 2003.
         Company-owned units currently range in size from approximately 440 square feet to 10,000 square feet and are principally free-standing buildings. All restaurants, except our seasonal boardwalk location, have seating to accommodate between 60 and 350 customers. The restaurants are designed to appeal to all ages and generally are open seven days a week. We have established high standards for food quality, cleanliness and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards. Restaurant service areas, seating, signage and general decor are contemporary.

Company-owned Miami Subs Restaurant Operations

         As of March 30, 2003, we operated four Miami Subs restaurants located in Southern Florida. All of our company-owned Miami Subs restaurants are free-standing restaurants offering drive-thru operations as well as dine-in seating. The restaurants currently range in size from approximately 2,500 square feet to 4,000 square feet with seating capacity for approximately 90 guests. On March 31, 2003, one company-operated restaurant was sold to a franchisee and we are presently seeking to franchise the remaining restaurants. On June 13, 2003, we entered into an agreement whereby we expect to sell one company-owned restaurant and enter into to management agreement for another company-owned restaurant with a franchisee.

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

Company-owned Kenny Rogers Roasters Restaurant Operations

         At March 30, 2003, we ceased operating the Kenny Rogers Roasters restaurants in Rockville Centre and Commack, New York. These units were traditional free-standing buildings, each with a drive thru.

         In April 2002, we opened a new limited-menu Kenny Rogers food court outlet, as part of a major remodeling of a large company-owned Nathan's facility in Oceanside, New York.

International Development

         As of March 30, 2003, our franchisees operated 91 units in 12 foreign countries having significant representations within Malaysia and the Philippines. The vast majority of foreign operations consist of Kenny Rogers Roasters units, although our Nathan's restaurant concept also has foreign franchise operations. During the current fiscal year, our international franchising program opened one Nathan's restaurant in China and nine Kenny Rogers Roasters restaurants as follows: five in Malaysia, three in China and one in Hong Kong.

         During fiscal 2003, we executed a Master Franchise Agreement and a Distribution and Manufacturing Agreement for the Nathan's and Miami Subs rights to Japan and are currently in various stages of negotiations for development in other foreign countries. We may continue to grant exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, which would require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally through the use of master franchising agreements based upon individual or combined use of all three restaurant concepts and for the distribution of Nathan's products.

Location Summary

The following table shows the number of our company-owned and franchised or licensed units in operation at March 30, 2003 and their geographical distribution:

                                            Franchise
Location                   Company        or License(1)            Total
--------                   -------        -------------            -----
Alabama                       -                 4                     4
Arizona                       -                 2                     2
California                    -                 4                     4
Connecticut                   -                 6                     6
Delaware                      -                 1                     1
Florida                       4                99                   103
Georgia                       -                 3                     3
Idaho                         -                 1                     1
Indiana                       -                 1                     1
Maryland                      -                 1                     1
Michigan                      -                 1                     1
Minnesota                     -                 2                     2
Missouri                      -                 4                     4
Nevada                        -                 4                     4
New Jersey                    -                42                    42
New York                      8                57                    65
North Carolina                -                11                    11
Pennsylvania                  -                 3                     3
South Carolina                -                 2                     2

Tennessee                     -                 1                     1
Texas                         -                 2                     2
Virginia                      -                 1                     1
                             --               ---                   ---
Domestic Subtotal            12               252                   264
                             --               ----                  ---

International Locations
Brunei                        -                 1                     1
Canada                        -                 2                     2
China                         -                 4                     4
Cypress                       -                 1                     1
Egypt                         -                 4                     4
Indonesia                     -                 1                     1
Israel                        -                 1                     1
Hong Kong                     -                 1                     1
Malaysia                      -                35                    35
Philippines                   -                35                    35
Singapore                     -                 4                     4
United Arab Emirates          -                 2                     2
                             --               ---                   ---
International Subtotal        -                91                    91
                             --               ---                   ---

Grand Total                  12               343                   355
                             --               ---                   ---

(1) Includes six units operated by third parties pursuant to management agreements and does not include our Branded Product Program.

Branded Product Program

         The "Branded Product Program" was launched during fiscal 1998. The program was expressly created to provide a new vehicle for the sale of Nathan's hot dogs and other proprietary items. Through the program, Nathan's provides qualified foodservice operators in a variety of venues the opportunity to capitalize on Nathan's superior signature products and valued brand equity. In conjunction with the program, the operators are granted a limited use of the Nathan's trademark, as well as Nathan's point of purchase materials. We sell products either directly to the end users, or to various foodservice distributors who provide the product to retailers.

         As of March 2003, the Branded Product Program was comprised of approximately 2,200 points of sale. The program is unique in its flexibility and broad appeal. Hot dogs are offered in a variety of sizes and even come packaged with buns for vending machine use. The Canteen Corporation, America's largest vending company, uses Nathan's packaged hot dogs as part of its system.

         During the past two years the locations offering the branded product have been significantly expanded. Today, Nathan's hot dogs are being offered by major hotel and casino operations such as Park Place Entertainment (Caesar's, Paris, Bally's, Flamingo, etc.), as well as by all of the Trump Casino operations in Atlantic City, New Jersey. National movie theaters, such as National Amusement and Muvico, now offer Nathan's at their concession stands. A wide variety of colleges and universities serve Nathan's hot dogs. Our products are also offered in the cafeteria at the House of Representatives and the Kennedy Space Center. Nathan's hot dog was named an official hot dog of the New York Yankees for the 2001-2003 baseball seasons. We have recently executed a new agreement naming Nathan's as the official non-kosher hot dog of the New York Yankees for the 2004-2006 baseball seasons.

         Of particular significance is our recent expansion into the convenience store arena, where Nathan's hot dogs are currently being offered at a variety of restaurant chains such as Johnny Rockets, Flamers, and A&W Hot Dogs & More. As we expand the program, we continue to encounter new business opportunities. In addition to over 1,100 convenience stores

(including gas stations), Nathan's is offered in retail environments, universities, entertainment centers, airport and travel plazas and on Amtrak Trains throughout the nation.

Expansion Program

         We expect to continue opening new franchised units individually and on a co-branded basis, expanding product distribution through various means such as branded products and retail licensing arrangements, developing master franchising programs in foreign countries and continuing to introduce each restaurant concepts' signature products through co-branding efforts within our existing restaurant system.

         We anticipate that we will open franchised units individually and develop new co-branded outlets. We may selectively consider opening new company-owned units on an opportunistic basis within the New York metropolitan area or in Southern Florida. Existing company-owned units are located in the New York metropolitan area and Southern Florida market where we have extensive experience in operating restaurants. We may consider new opportunities in both traditional and captive market settings.

         We expect that our international development efforts will take on added dimensions as a result of the co-branding and product distribution opportunities that we now offer. We believe that in addition to restaurant franchising of our three restaurant concepts, there is the opportunity to further increase revenues by offering master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, subfranchising restaurants to others, licensing the manufacture of our signature products, selling our signature products through supermarkets and allowing for the further development of our Branded Product Program. Qualified persons or entities must have satisfactory foodservice experience managing multiple units, the appropriate infrastructure and the necessary financial resources to support the business development.

         We will also seek to continue the growth of our Branded Product Program through the addition of new points of sale primarily for Nathan's hot dogs. We believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products into branded products throughout the foodservice industry. In addition, certain Miami Subs, Kenny Rogers Roasters and additional Nathan's products may be included as part of our Branded Product Program.

Co-branding

         We believe that there is a an opportunity for co-branding among restaurant concepts. In addition to the three restaurant concepts that we own, we also maintain certain co-branding rights for the use of the brand "Arthur Treacher's Fish & Chips" within the United States. Franchisees wishing to co-brand with our other brands receive a current UFOC and execute a participation agreement as a rider to their franchise agreement.

         During the fiscal year ended March 31, 2002, we began to implement our co-branding strategy within our existing restaurant system. "Host Restaurants" operate pursuant to their original franchise agreements. Existing franchisees executed an addendum to their agreement which defined the terms of our co-branding relationship. As part of our co-branding strategy for the Miami Subs franchise system, an entirely new marketing approach was developed to include the name "Miami Subs Plus". In January 2001, we began to implement our co-branding strategy by offering to the Miami Subs franchise community the ability to add Nathan's, Kenny Rogers Roasters and Arthur Treachers' signature products to their menus. During fiscal 2002 and fiscal 2003, we continued to co-brand within our system by adding the Kenny Rogers and Arthur Treacher's brands into Nathan's restaurants. During fiscal 2004, we intend to continue these co-branding efforts.

         Currently, the Arthur Treacher's brand is being sold within 125 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 81 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 69 Miami Subs and Nathan's restaurants.

         We believe that our diverse brand offerings compliment each other, which has enabled us to market franchises of co-branded units and continue co-branding within existing franchised units. The Nathan's and Miami Subs products are typically stronger during lunch while the Kenny Rogers Roasters and Arthur Treachers' products are generally stronger during dinner.

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

Licensing Program

         We license SFG, Inc.(successor to SMG, Inc.) to produce packaged hot dogs and other meat products according to Nathans' proprietary recipes and spice formulations, and to use "Nathan's Famous" and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, club stores and groceries, thereby providing foods for off-premises consumption. The SFG agreement expires in 2014 and provides for royalties ranging between 3% to 5% of sales. The percentage varies based on sales volume, with escalating minimum royalties. Earned royalties of approximately $2,091,000 in fiscal 2003 exceeded the contractual minimum established under the agreement. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the "Nathan's Famous" hot dog in their homes helps promote "Nathan's Famous" restaurant patronage. Supermarket sales of our hot dogs are concentrated in the New York metropolitan area, New England, Florida, California, the Mid-Atlantic states and certain other select markets. Royalties from SFG provided the majority of our fiscal 2003 retail license revenues.

         In November 1997, we executed a license agreement with J.J. Mathews & Co, Inc. to market a variety of Nathan's packaged menu items for sale within supermarkets and groceries. The agreement called for us to receive royalties based upon sales, subject to minimum annual royalties, as specified in the agreement. During fiscal 2001 the license agreement was terminated.

         During fiscal 2003, certain products were also distributed under licensing agreements with Gold Pure Food Product's Co., Inc. and Herman Pickle Packers, Inc. Both companies licensed the "Nathan's Famous" name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned during fiscal 2003 have not been significant.

         We concluded an agreement for the sale of Nathan's in-home grills to be marketed via televised infomercials in late fiscal 2003. Revenues derived under this agreement were insignificant during the fiscal year. We believe that this agreement will provide Nathan's additional revenues in fiscal 2004. Also, we may market selected Nathan's products on QVC and over the Internet.

         Additionally, we have reached an agreement with ConAgra to test the production and retail distribution of Nathan's frozen french fries. We expect that the product will be first available at Shop Rite supermarkets in the New York area during the summer of 2003. Future availability shall be determined based upon the outcome of this test.

         We also license the manufacture of the proprietary spices and marinade which are used to produce Nathans' hot dogs and Kenny Rogers chicken. During fiscal 2003 and 2002, we earned $274,000 and $249,000, respectively, under these agreements.

PROVISIONS AND SUPPLIES

         Our proprietary hot dogs are produced by SFG, Inc. in accordance with Nathans' recipes, quality standards and proprietary spice formulations. John Morrell & Company, our licensee prior to SFG, has retained the right to produce Nathans' proprietary spice formulations. Kenny Rogers Roasters proprietary marinade and spice formulations are produced by McCormick and Co., Inc. Most other company provisions are purchased and obtained from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants to ensure adequate supply of high quality items at competitive prices.

         We utilize a unified source for the distribution needs of all of our restaurant concepts pursuant to a national food distribution contract with US Foodservice, Inc. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement is more efficient and cost effective than having multiple distributors.

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

         Throughout fiscal 2003, Nathans' primary marketing emphasis continued to be focused on local store marketing campaigns featuring a value oriented strategy supplemented with promotional "Limited Time Offers." We anticipate that near-term marketing efforts for Nathan's will continue to emphasize local store marketing activities.

         In addition, SFG promotes and advertises the "Nathan's Famous" packaged retail brand, particularly in the New York metropolitan area, California, the greater Boston area, Phoenix, Arizona and throughout Florida. We believe that the advertising by SFG increases brand recognition and thereby indirectly benefits Nathan's restaurants in the areas in which SFG conducts its campaigns. From time to time, we also participate with SFG in joint promotional activities.

         We maintain a separate Production Advertising Fund for the creation and development of advertising, marketing, public relations, research and related programs for the Miami Subs system, as well as for other activities that are deemed appropriate. Franchisee and company-operated restaurants contribute .5% of each restaurants' gross sales to this fund. In addition, we maintain certain Regional Advertising Funds in which franchised and company-operated restaurants in the region contribute 1.75% of each restaurants' gross sales. If a restaurant is not located in an area where a regional advertising fund has been established, the franchisee or company-operated restaurant is required to spend at least 1.75% of the restaurants' gross sales for local advertising.

         Miami Subs' advertising programs principally use radio and print, and carry the theme that Miami Subs offers a variety of menu selections at competitive, fast food prices. Miami Subs' radio advertisements are broadcast principally in markets where there are sufficient restaurants to benefit from such advertisements.

         The physical facility of each Miami Subs restaurant represents a key component of Miami Subs' marketing strategy. The restaurants have well-lit exteriors featuring a distinctive roof design, an abundance of pastel neon lights and a lively interior featuring a tropical motif which we believe creates strong appeal during the day and night.

         We maintain separate advertising funds on behalf of the Kenny Rogers Roasters franchise system for regional and national advertising under the NF Roasters Corp. Franchise Agreement. Franchisees who signed up to participate in the new system are required to contribute to the advertising funds .50% of restaurant sales for advertising and promotion for the year April 1, 1999 through March 31, 2000 and .75% of restaurant sales for advertising and promotion thereafter. However, contributions to the marketing fund for the years April 1, 2000 through March 31, 2004 have been waived.

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

         Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. At March 30, 2003, we offered for sale beer or wine in six of our existing company-operated restaurants. Each of these restaurants have current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

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

EMPLOYEES

         At March 30, 2003, we had 484 employees, of whom 56 were corporate management and administrative employees, 54 were restaurant managers and 374 were hourly full-time and part-time food-service employees. Food-service employees at four locations are currently represented by Local 1199 SEIU, New York's Health & Human Service Union, an affiliate of the AFL - CIO, under various agreements which expired in April 2003.The terms of the expired contracts remain in force while we are currently negotiating new contracts with the union. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 31 years.

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

         We have registered the marks "MIAMI SUBS AND DESIGN" and "MIAMI SUBS GRILL AND DESIGN" with the United States Patent and Trademark Office. In addition, the marks have been registered in 53 foreign countries.

         We have also filed the MIAMI SUBS PLUS trademark on February 15, 2001 and an Amendment to Alleged Use on May 21, 2001. The MIAMI SUBS PLUS application with the U.S. Patent and Trademark Office became effective on September 10, 2002.

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

         We also compete for the sale of franchises with many franchisors of restaurants and other business concepts to qualified and financially capable franchisees and with numerous companies for the sale and distribution of our hot dogs and licensed packaged foods within supermarkets, primarily on the basis of reputation, flavor, quality and price.

AVAILABLE INFORMATION

        The public may read and copy any materials filed by us with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington D.C., 20549. The public may obtain information about the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

        In addition, we make available free of charge on our website at http://www.nathansfamous.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.  PROPERTIES

         Our principal executive offices consist of approximately 9,700 sq. ft. of leased space in a modern, high-rise office building in Westbury, New York which expires in November 2009. We also own Miami Subs' regional office consisting of approximately 8,500 sq. ft. in Fort Lauderdale, Florida. We currently own two restaurant properties consisting of a

2,650 sq. ft. Nathan's restaurant, at 86th Street in Brooklyn, New York located on a 25,000 sq. ft. lot, and a 2,600 sq. ft. Miami Subs restaurant in Miami, FL located on a 25,000 sq. ft. lot. At March 30, 2003, other company-owned restaurants which were operating or developed were located in leased space with terms expiring as shown in the following table:

                                                                   Current Lease         Approximate
                                          Location                Expiration Date       Square Footage
                                          --------                ---------------       --------------
Nathan's Restaurants
Coney Island                             Brooklyn, NY               December 2007           10,000
Coney Island Boardwalk                   Brooklyn, NY               October 2005               440
Kings Plaza Shopping Center (A)          Brooklyn, NY               July 2010                4,200
Long Beach Road                          Oceanside, NY              May 2011                 7,300
Central Park Avenue                      Yonkers, NY                April 2010              10,000
Hempstead Turnpike                       Levittown, NY              September 2004           4,100
Broad Hollow Road                        Farmingdale, NY            April 2008               2,200

Miami Subs Restaurants
17th Street (B)                          Ft. Lauderdale, FL         August 2003              3,000
Lauderhill                               Lauderhill, FL             May 2007                 4,000
South Miami                              Miami, FL                  August 2006              3,500
Lejune and 11(C)                         Miami, FL                  September 2007           2,500

A - Restaurant was sold to a franchisee on May 1, 2003.

B - Exercised five year option on June 19, 2003.

C - Restaurant was sold to a franchisee on March 31, 2003.

         Leases for Nathan's restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants' revenues. Many of the Nathan's leases also provided for renewal options ranging between five and 25 years upon expiration of the prime lease.

         Properties leased by Miami Subs restaurants generally provide for an initial lease term of up to 20 years and renewal terms of five to 20 years. The leases generally provide for fixed rents plus adjustments based on changes in the consumer price index or percentage rentals on gross sales. Restaurants and other facilities are leased or sub-leased to franchisees or others on terms which are generally similar to the terms in our lease with the third-party landlord, except that in certain cases the rent has been increased. We remain liable for all lease costs when properties are sub-leased to franchisees or others. At March 30, 2003, we were the sublessor to 33 properties pursuant to these arrangements, 13 of the restaurants leased/sub-leased to franchisees or others are located outside of Florida.

         Aggregate rental expense, net of sublease income, under all current leases amounted to $2,340,000 in fiscal 2003.

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

         Nathan's Famous was served on January 10, 2003 with a summons in connection with an action commenced by Mitchell Putterman and Michael Pellegrino in the Supreme Court of New York, Suffolk County seeking damages of $1,000,000 for claims of breach of contract and fraud in connection with a letter of intent with the Company's subsidiary, NF Roasters of Commack, Inc. Although the letter of intent contains specific disclaimer language stating that it did not convey any rights or obligations and contemplated the execution of a management agreement, which was never executed, plaintiffs purport nonetheless to have certain claims in connection therewith. The Company has served a notice of appearance and demand for a complaint. On March 31, 2003, this action was dismissed without prejudice by stipulation.

         Elizabeth B. Jackson and Joseph Jackson commenced an action, in the circut court of the fifteenth Judical Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD corporation, a Miami Subs franchaisee ("the franchaisee") claiming neglegence in connection with a slip and fall which allegdly occured on the premises of the franchise agreement, the franchisee is obligated to indemnify Miami Subs and hold them harmless against claims asserted and procured an insurance policy which named Miami Subs as an additional insured, Miami Subs has denied any liability to plantiffs and has made demand upon the franchisee's insurer to indemnify and defend against the claims asserted the insurer has agreed to indemnify and defend Miami subs and has assumed the defense of this action for Miami Subs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES

         Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System ("Nasdaq") under the symbol "NATH." The following table sets forth the high and low closing share prices per share for the periods indicated:

                                                          High              Low
---------------------------------------------------------------------------------
Fiscal year ended March 30, 2003
         First quarter                                  $  4.31           $  3.35
         Second quarter                                    4.00              3.07
         Third quarter                                     3.82              3.04
         Fourth quarter                                    3.70              3.50

Fiscal year ended March 31, 2002
         First quarter                                  $  3.50           $  2.87
         Second quarter                                    3.55              3.10
         Third quarter                                     3.60              3.07
         Fourth quarter                                    3.62              3.21

At June 6, 2003 the closing price per share for our common stock, as reported by Nasdaq was $3.63.

DIVIDEND POLICY

         We have not declared or paid a cash dividend on our common stock since our initial public offering and do not anticipate that we will pay any dividends in the foreseeable future. It is our Board of Directors' policy to retain all available funds to finance the development and growth of our business and to purchase stock pursuant to our stock buyback program. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements.

SHAREHOLDERS

         As of June 6, 2003, we had 822 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

EQUITY COMPENSATION PLAN INFORMATION

         The following chart summarizes the options and warrants outstanding and available to be issued at March 30, 2003:

------------------------------------------------------------------------------------------------------------------
                                                                                           NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES TO BE                                  FUTURE ISSUANCE UNDER
                                 ISSUED UPON EXERCISE OF    WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                 OUTSTANDING OPTIONS AND       PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                         WARRANTS              OPTIONS AND WARRANTS       REFLECTED IN COLUMN (a))
       PLAN CATEGORY                        (a)                         (b)                          (c)
------------------------------------------------------------------------------------------------------------------
 EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS            1,272,999                    $4.5711                      413,500
------------------------------------------------------------------------------------------------------------------
  EQUITY COMPENSATION PLANS
   NOT APPROVED BY SECURITY               800,000                    $3.5529                          -0-
           HOLDERS
------------------------------------------------------------------------------------------------------------------
            TOTAL                       2,072,999                    $4.1782                      413,500
------------------------------------------------------------------------------------------------------------------

Warrants

         In November 1993, we granted to our Chairman and Chief Executive Officer a warrant to purchase 150,000 shares of our common stock at an exercise price of $9.71 per share, representing 105% of the market price of our common stock on the date of grant, which exercise price was reduced on January 26, 1996 to $4.50 per share. The shares vested at a rate of 25% per annum commencing November 1994 and the warrant expires in November 2003.

         On July 17, 1997, we granted to our Chairman and Chief Executive Officer a warrant to purchase 150,000 shares of our common stock at an exercise price of $3.50 per share, representing the market price of our common stock on the date of grant. The shares vested at a rate of 25% per annum commencing July 17, 1998 and the warrant expires in July 2007.

1998 Stock Option Plan

         In April 1998, our Board of Directors adopted the Nathan's Famous, Inc. 1998 Stock Option Plan, under which any of our directors, officers, employees or consultants, or those of a subsidiary or an affiliate, may be granted options to purchase an aggregate 500,000 shares of common stock. The 1998 Plan is to be administered by the Board of Directors of Nathan's; provided, however, that the Board may, in the exercise of its discretion, designate from among its members a compensation committee or a stock option committee consisting of no fewer than two "non-employee directors", as defined in the Securities Exchange Act of 1934. The Compensation Committee currently administers the 1998 Plan. Subject to the terms of the 1998 Plan, the Compensation Committee may determine and designate those directors, officers, employees and consultants who are to be granted stock options under the 1998 Plan and the number of shares to be subject to options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the committee shall also, subject to the express provisions of the 1998 Plan, have authority to interpret the 1998 Plan and to prescribe, amend and rescind the rules and regulations relating to the 1998 Plan. Only non-qualified stock options may be granted under the terms of the 1998 Plan. The exercise price for the options granted under the 1998 Plan will be not less than the fair market value on the date of grant. The option price, as well as the number of shares subject to the option, shall be appropriately adjusted by the committee in the event of stock splits, stock dividends, recapitalizations, and other specified events involving a change in Nathan's capital.

         On June 6, 2003, there were options outstanding to purchase an aggregate 500,000 shares of common stock with a weighted average exercise price of $3.3597, each of which has a term of ten years from its grant date are issued and outstanding. No options have lapsed since the inception of the 1998 Plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                FISCAL YEARS ENDED
                                                         MARCH 30,     MARCH 31,      MARCH 25,    MARCH 26,    MARCH 28,
                                                           2003         2002 (1)        2001        2000 (2)      1999
                                                        -----------------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
Revenues:
   Sales                                                $   24,920     $  27,492      $  29,852    $  25,601    $  19,756
   Franchise fees and royalties                              5,977         7,944          8,814        5,906        3,230
   License royalties, investment and other income            3,033         4,106          3,561        2,343        1,953
                                                        -----------------------------------------------------------------
      Total revenues                                        33,930        39,542         42,227       33,850       24,939
                                                        -----------------------------------------------------------------
Costs and Expenses:
   Cost of sales                                            16,750        18,336         19,217       16,460       12,252
   Restaurant operating expenses                             5,621         6,559          7,621        7,231        4,862
   Depreciation and amortization                             1,314         1,395          1,535        1,142          851
   Amortization of intangible assets                           278           888            839          716          384
   General and administrative expenses                       8,600         9,292          8,978        8,222        4,722
   Interest expense                                            132           256            310          198            1
   Impairment of long-lived assets                           1,367           392            127          465          302
   Impairment of notes receivable                            1,425           185            151          840           --
   Other (income) expense                                      232          (210)           462          427         (349)
                                                        -----------------------------------------------------------------
     Total costs and expenses                               35,719        37,093         39,240       35,701       23,025
                                                        -----------------------------------------------------------------
(Loss) income from continuing operations before
   income taxes                                             (1,789)        2,449          2,987       (1,851)       1,914
(Benefit) provision for income taxes                         ( 283)        1,057          1,402         (382)        (576)
                                                        -----------------------------------------------------------------
   (Loss) income from continuing operations                 (1,506)        1,392          1,585       (1,469)       2,490
                                                        -----------------------------------------------------------------

Discontinued operations
(Loss) income from discontinued operations before
income taxes                                                  (206)         (238)            35          331          396
(Benefit) provision for income taxes                           (82)          (95)            14          132          158
                                                        -----------------------------------------------------------------
(Loss) income from discontinued operations                    (124)         (143)            21          199          238
                                                        -----------------------------------------------------------------

(Loss) income before cumulative effect of accounting
    change                                                  (1,630)        1,249          1,606       (1,270)       2,728
Cumulative effect of change in accounting principle,
   net of tax benefit of $854                              (12,338)           --             --           --           --
                                                        -----------------------------------------------------------------
   Net (loss) income                                    ($  13,968)    $   1,249      $   1,606    ($  1,270)   $   2,728
                                                        =================================================================

Basic (loss) income per share:
(Loss) income from continuing operations                ($    0.25)    $    0.20      $    0.23    ($   0.25)   $    0.53
(Loss) income from discontinued operations                   (0.03)        (0.02)          0.00         0.03         0.05
Cumulative effect of change in accounting principle          (2.06)           --             --           --           --
                                                        -----------------------------------------------------------------
   Net (loss) income                                    ($    2.34)    $    0.18      $    0.23    ($   0.22)   $    0.58
                                                        =================================================================

Diluted (loss) income per share:
(Loss) income from continuing operations                ($    0.25)    $    0.20      $    0.23    ($   0.25)   $    0.52
(Loss) income from discontinued operations                   (0.03)        (0.02)          0.00         0.03         0.05
Cumulative effect of change in accounting principle          (2.06)           --             --           --           --
                                                        -----------------------------------------------------------------
   Net (loss) income                                    ($    2.34)    $    0.18      $    0.23    ($   0.22)   $    0.57
                                                        =================================================================

Dividends                                                       --            --             --           --           --
                                                        -----------------------------------------------------------------

Weighted average shares used in computing
net income (loss) per share
   Basic                                                     5,976         7,048          7,059        5,881        4,722
   Diluted (3)                                               5,976         7,083          7,098        5,881        4,753

Balance Sheet Data at End of Fiscal Year:
   Working capital (deficit)                             $   5,935     $   9,565      $   5,210    ($    322)   $   3,708
   Total assets                                             25,886        48,745         51,826       48,583       31,250
   Long term debt, net of current maturities                 1,053         1,220          1,789        3,131            0
   Stockholders' equity                                  $  16,383     $  36,145      $  35,031     $ 33,347    $  26,348
                                                        =================================================================

Selected Restaurant Operating Data:
   Systemwide Restaurant Sales:
     Company-owned                                      $   21,955     $  27,484      $  30,946    $  27,478    $  21,981
     Franchised (4)                                        161,740       185,389        208,889      152,627       64,178
                                                        -----------------------------------------------------------------
       Total                                            $  183,695     $ 212,873      $ 239,835    $ 180,105    $  86,159
                                                        =================================================================

Number of Units Open at End of Fiscal Year:
     Company-owned                                              12            22             25           32           25
     Franchised                                                343           364            386          415          163
                                                        ----------     ---------      ---------    ---------    ---------
       Total                                                   355           386            411          447          188
                                                        =================================================================

Notes to Selected Financial Data

(1) Our fiscal year ends on the last Sunday in March which results in a 52 or 53 week year. Fiscal 2002 was a 53 week year.

(2) On April 1, 1999 Nathan's acquired the intellectual property of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, Nathan's completed the acquisition of Miami Subs Corp. by acquiring the remaining 70% of the outstanding common stock Nathan's did not already own.

(3) Common stock equivalents have been excluded from the computation for the years ended March 30, 2003 and March 26, 2000 as the impact of their inclusion would have been anti-dilutive.

(4) Company-owned restaurant sales represent sales from restaurants presented as continuing operations and discontinued operations.

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

         In addition to plans for expansion through franchising and our Branded Product Program, Nathan's is continuing to capitalize on the co-branding opportunities within our existing restaurant system. Currently, the Arthur Treacher's brand is being sold within 125 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 81 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 69 Miami Subs and Nathan's restaurants.

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

         At March 30, 2003, our combined system consisted of 343 franchised or licensed units, 12 company-owned units and over 2,200 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 41 states, the District of Columbia and 12 foreign countries. At March 30, 2003, our company-owned restaurant system included eight Nathan's units and four Miami Subs units, as compared to 16 Nathan's units, four Miami Subs units and two Kenny Rogers Roasters units at March 31, 2002.

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

Impairment of Goodwill and Other Intangible Assets

         Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions which are used in this test are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment expenses may be required. In the first quarter of fiscal 2003, Nathan's adopted SFAS No. 142. In connection with the implementation of this new standard, Goodwill, Trademarks, Trade Names and Recipes were deemed to be impaired and their carrying value was written down by $13,192,000, or $12,338,000, net of income tax benefit of $854,000.

Impairment of Long-Lived Assets

          Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually, and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. We have identified certain restaurants that have been impaired and recorded impairment charges of approximately $1,367,000 relating to seven restaurants during the fifty-two weeks ended March 30, 2003.

Impairment of Notes Receivable

         Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. We have identified certain notes receivable that have been impaired and recorded impairment charges of approximately $1,425,000 relating to nine notes during the fifty-two weeks ended March 30, 2003.

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

Self-insurance Liabilities

         We are self-insured for portions of our general liability coverage. As part of our risk management strategy, our insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, we accrue estimates of our ultimate self insurance costs throughout the policy year. These estimates have been developed based upon our historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, our annual self insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. In conjunction with our external risk manager, we have completed an evaluation of the outstanding claims and reserves relating to prior years and have reversed $196,000 of previously recorded self insurance accruals during the fiscal year ended March 30, 2003 for those claims on which the Company's exposure has been settled.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 30, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002

Revenues from Continuing Operations

         Total sales from continuing operations decreased by 9.4% or $2,572,000 to $24,920,000 for the fifty-two weeks ended March 30, 2003 ("fiscal 2003 period") as compared to $27,492,000 for the fifty-three weeks ended March 31, 2002 ("fiscal 2002 period"). Sales from the Branded Product Program increased by 33.8% to $6,509,000 for the fiscal 2003 period as compared to sales of $4,864,000 in the fiscal 2002 period. Company-owned restaurant sales decreased 18.6% or $4,217,000 to $18,411,000 from $22,628,000 primarily due to the operation of five fewer company-owned stores as compared to the prior fiscal year and an overall 5.3% sales decrease at our comparable restaurants (consisting of eight Nathan's and four Miami Subs restaurants). The reduction in company-owned stores is the result of our franchising three restaurants and selling two restaurants, one of which was to the State of Florida pursuant to an order of condemnation. The financial impact associated with these five restaurants lowered restaurant sales by $3,294,000 and improved restaurant operating profits by $52,000 versus the fiscal 2002 period. During the fiscal 2002 period, approximately $341,000 in restaurant sales were generated during the additional week of operations.

         Franchise fees and royalties decreased by 24.8% or $1,967,000 to $5,977,000 in the fiscal 2003 period compared to $7,944,000 in the fiscal 2002 period. Franchise royalties decreased by $1,409,000 or 20.8% to $5,352,000 in the fiscal 2003 period as compared to $6,761,000 in the fiscal 2002 period. The majority of this decline is due to the decrease in the amount of franchise sales, primarily within the South Florida marketplace for the Miami Subs brand, causing an increase in the amount of royalties deemed unrealizable during the fiscal 2003 period as compared to the fiscal 2002 period. Royalty income was not recorded from 59 domestic franchised locations during the fiscal 2003 period as compared to 48 domestic franchised locations during the fiscal 2002 period as a result of determining that collectibility of the royalties was not reasonably assured. Domestic franchise restaurant sales decreased by 12.8% to $161,740,000 in the fiscal 2003 period as compared to $185,389,000 in the fiscal 2002 period. At March 30, 2003, 343 franchised or licensed restaurants were operating as compared to 364 franchised or licensed restaurants at March 31, 2002. Franchise fee income derived from new openings, co-branding activities and forfeitures was $625,000 in the fiscal 2003 period as compared to $1,183,000 in the fiscal 2002 period. This decrease was attributable to lower franchise fees earned of $247,000, the reduction in co-branding fees earned of $210,000 and lower forfeitures of $101,000 between the two periods. Revenues from new unit openings were lower during the fiscal 2003 period as compared to the fiscal 2002 period although 24 new franchised restaurants were opened, including our first Nathan's unit in China and nine Kenny Rogers Roasters units in Foreign Countries, as compared to 18 new franchised restaurants during the fiscal 2002 period. Franchise fees attributable to new Kenny Rogers Roasters restaurants is recognized upon payment by the franchisee, which payments have not been received. During the fiscal 2002 period, the one-time co-branding initiative was substantially concluded. During the fiscal 2003 period, we earned $207,000 in connection with the termination of two Master Development Agreements in accordance with their terms due to non-compliance by the franchisees as compared to $308,000 during the fiscal 2002 period in connection with forfeited area development fees.

         License royalties were $2,585,000 in the fiscal 2003 period as compared to $2,038,000 in the fiscal 2002 period. This increase is attributable to higher royalties earned from sales made by SFG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores, the manufacture of certain proprietary spices and seasonings, the sale of condiments sold under the Nathan's brand and royalties earned under a new license agreement in connection with the Branded Product Program.

         Interest income decreased by $208,000 to $292,000 in the fiscal 2003 period versus $500,000 in the fiscal 2002 period due to lower interest income on its investments in marketable securities and its notes receivable.

         Investment and other income decreased by $1,412,000 to $156,000 in the fiscal 2003 period versus $1,568,000 in the fiscal 2002 period. During the fiscal 2003 period, Nathans' investment loss was approximately $206,000 greater than in the fiscal 2002 period due primarily to differences in performance of the financial markets during the time that Nathan's maintained its investments in "trading securities", which "trading securities" were substantially liquidated in October 2002, as compared to being held for the entire fiscal 2002 period. Nathan's loss from sub-leasing was approximately $28,000 more than in the fiscal 2002 period. In the fiscal 2003 period, Nathan's realized a gain of $135,000 in connection with the early termination of a Branded Product Program sales agreement. During the fiscal 2003 period, Nathan's earned approximately $126,000 less miscellaneous income than in the fiscal 2002 period principally in connection with its ice cream sales. During the fiscal 2002 period, Nathan's recognized net gains of $1,226,000 which included $850,000 from the successful appeal of a condemnation award from the State of Florida and gains primarily in connection with the sale of two company-owned restaurants and one non-restaurant property.

Costs and Expenses from Continuing Operations

         Cost of sales from continuing operations decreased by $1,586,000 to $16,750,000 in the fiscal 2003 period from $18,336,000 in the fiscal 2002 period. During the fiscal 2003 period, restaurant cost of sales were lower than the fiscal 2002 period by approximately $2,661,000. Cost of sales were lower by approximately $2,237,000 as a result of operating fewer company-owned restaurants. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 62.6% in the fiscal 2003 period as compared to 61.5% in the fiscal 2002 period due primarily to higher labor costs. Higher product and other direct costs of approximately $1,075,000 were incurred in connection with the growth of our Branded Product Program which was partially offset by lower commodity costs during the fiscal 2003 period. During the fiscal 2003 period, commodity prices of our primary meat products were in line with historical norms as compared to being at their highest levels in recent years through most of the twenty-six weeks ended September 23, 2001.

         Restaurant operating expenses from continuing operations decreased by $938,000 to $5,621,000 in the fiscal 2003 period from $6,559,000 in the fiscal 2002 period. Restaurant operating costs were lower in the fiscal 2003 period by approximately $1,105,000, as compared to the fiscal 2002 period as a result of operating fewer restaurants. The reduction in restaurant operating expenses from operating fewer restaurants was partially offset by higher occupancy and current insurance costs net of lower marketing and utility costs during the fiscal 2003 period.

         Depreciation and amortization from continuing operations decreased by $81,000 to $1,314,000 in the fiscal 2003 period from $1,395,000 in the fiscal 2002 period due to our additional capital spending.

         Amortization of intangibles decreased by $610,000 to $278,000 in the fiscal 2003 period from $888,000 in the fiscal 2002 period. Amortization of intangibles decreased as a result of the adoption of SFAS No. 142 " Goodwill and Other Intangible Assets" in the first quarter of fiscal 2003. Pursuant to SFAS No. 142, we have discontinued the amortization of Goodwill, Trademarks, Trade Names and Recipes.

         General and administrative expenses decreased by $692,000 to $8,600,000 in the fiscal 2003 period as compared to $9,292,000 in the fiscal 2002 period. The decrease in general and administrative expenses was due primarily to lower litigation expense of approximately $450,000, lower bad debts expense of approximately $185,000, lower compensation and related expenses of approximately $106,000 and lower travel expenses of $106,000 which were partly offset by higher insurance costs of approximately $172,000.

         Interest expense was $132,000 during the fiscal 2003 period as compared to $256,000 during the fiscal 2002 period. The reduction in interest expense relates primarily to the repayment of outstanding bank debt between the two periods.

         Impairment charge on long-lived assets of $1,367,000 during the fiscal 2003 period represents the write-down relating to seven under-performing stores, three of which are expected to continue operating.

         Impairment charge on notes receivable of $1,425,000 during the fiscal 2003 period relates to the write-down of nine notes receivable.

         Other expense in the fiscal 2003 period represents lease reserves relating to four vacant properties. Other income of $210,000 in the fiscal 2002 period represents the reversal of a previously recorded litigation provision for an award that was settled, upon appeal, in our favor.

(Benefit) provision for Income Taxes from Continuing Operations

         In the fiscal 2003 period, the income tax benefit from continuing operations was $283,000 or 15.8% of loss from continuing operations before income taxes as compared to a provision for income taxes of $1,057,000 or 43.2% of income from continuing operations before income taxes in the fiscal 2002 period. The effective income tax rate was lower in the fiscal 2003 period due in part to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized. Such goodwill amortization was not tax deductible by Nathan's which increased the effective tax rate in prior years.

Discontinued Operations

         During the fiscal 2003 period, discontinued operations included eight Company-owned restaurants, all of which were abandoned, including seven which were abandoned in connection with the Home Depot early lease terminations. Revenues generated by these eight restaurants were $3,543,000 during the fiscal 2003 period as compared to $4,857,000 during the fiscal 2002 period. Losses before income taxes from these restaurants were $206,000 during the fiscal 2003 period as compared to $238,000 during the fiscal 2002 period. The fiscal 2003 loss before tax included $428,000 of additional depreciation expense due to a change in the estimated useful lives of the restaurants operating within Home Depot Improvement Centers for which Nathan's received early lease termination notifications during the second quarter fiscal 2003 period.

Cumulative Effect of Change in Accounting Principle

         In the first quarter fiscal 2003 period, Nathan's adopted SFAS No. 142, "Goodwill and Other Intangibles." In connection with the implementation of this new standard, Goodwill, Trademarks, Trade Names and Recipes were deemed to be impaired and their carrying value was written down by $13,192,000, or $12,338,000, net of tax.

FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 25, 2001

Revenues from Continuing Operations

         Total sales from continuing operations decreased by 7.9% or $2,360,000 to $27,492,000 for the fifty-three weeks ended March 31, 2002 ("fiscal 2002 period") as compared to $29,852,000 for the fifty-two weeks ended March 25, 2001 ("fiscal 2001 period"). Sales from the Branded Product Program increased by 26.2% or $1,011,000 to $4,864,000 for the fiscal 2002 period as compared to sales of $3,853,000 in the fiscal 2001 period. Company-owned restaurant sales decreased 13.0% or $3,371,000 to $22,628,000 from $25,999,000 primarily due to operating nine fewer company-owned stores as compared to the prior fiscal period and lower sales at the new restaurant that began operating during the fiscal 2001 period. These reductions were partially offset by sales during the fiscal 2002 period from a restaurant that was closed for renovation during the fiscal 2001 period and increased sales at the Coney Island restaurant during the summer season. Fiscal 2002 was a 53 week reporting period while fiscal 2001 was a 52 week reporting period. Approximately $362,000 in restaurant sales were generated during the additional week of operations. The unit reduction was the result of our franchising two company-owned restaurants, transferring one company-owned restaurant to a franchisee pursuant to a management agreement, closing four unprofitable company-owned units (including three Miami Subs restaurants pursuant to our divesture plan), selling one unit pursuant to an order of condemnation and closing one unit due to its lease expiration. The financial impact associated with these nine restaurants lowered restaurant sales by $3,749,000 and improved restaurant operating profits by $30,000 versus the fiscal 2001 period, excluding any one time gains or royalties to be received from restaurants sold to franchisees. Comparable restaurant sales (consisting of nine Nathan's and four Miami Subs restaurants that have been operating for 18 months or longer as of the beginning of the fiscal year) during the comparable 52 week period increased by 3.3% versus the fiscal 2001 period.

         Franchise fees and royalties decreased by 9.9% or $870,000 to $7,944,000 in the fiscal 2002 period compared to $8,814,000 in the fiscal 2001 period. Franchise royalties decreased by $1,299,000 or 16.1% to $6,761,000 in the fiscal 2002 period as compared to $8,060,000 in the fiscal 2001 period. Domestic franchise restaurant sales decreased by 11.2% to $185,389,000 in the fiscal 2002 period as compared to $208,889,000 in the fiscal 2001 period. The majority of this decline was due to fewer franchised restaurants operating during the fiscal 2002 period as compared to the fiscal 2001 period. During the initial months subsequent to September 11, 2001, we experienced lower royalties from franchised restaurants that operate in markets which are significant tourist destinations, such as Las Vegas and South Florida, and from franchised restaurants operating at airports throughout the United States. Further contributing to the decline was an increase in the amount of royalties deemed to be unrealizable. At March 31, 2002, 364 franchised or licensed restaurants were operating as compared to 386 franchised or licensed restaurants at March 25, 2001. Franchise fee income derived from new openings and co-branding was $875,000 in the fiscal 2002 period as compared to $754,000 in the fiscal 2001 period. This increase was primarily attributable to the fees earned from the co-branding initiative within the existing restaurant system. During the fiscal 2002 period, 18 new franchised or licensed units opened and 47 units were co-branded. During the fiscal 2002 period we realized $308,000 in connection with forfeited development fees.

         License royalties were $2,038,000 in the fiscal 2002 period as compared to $1,958,000 in the fiscal 2001 period. This increase was comprised of higher royalties earned from sales by SFG, Inc., Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

         Interest income was $500,000 in the fiscal 2002 period versus $537,000 in the fiscal 2001 period which was due primarily to earning lower interest rates on our investments due the changes in the marketplace.

         Investment income was $1,568,000 in the fiscal 2002 period versus $1,066,000 in the fiscal 2001 period. During the fiscal 2002 period, Nathan's recognized net gains of $1,226,000 in connection with the sale of two company-owned restaurants and a third non-restaurant property. During the fiscal 2002 period, Nathans' investment loss was approximately $384,000 less than in the fiscal 2001 period due primarily to differences in performance of the financial markets between the two periods. In the fiscal 2001 period, Nathan's recognized income of approximately $479,000 in connection with the introduction of a consolidated food distribution agreement and earned a $500,000 transfer fee in connection with a change in ownership of Nathan's licensee, SFG, Inc.

Costs and Expenses from Continuing Operations

         Cost of sales from continuing operations decreased by $881,000 to $18,336,000 in the fiscal 2002 period from $19,217,000 in the fiscal 2001 period. During the fiscal 2002 period, restaurant cost of sales were lower than the fiscal 2001 period by approximately $1,980,000. Restaurant cost of sales were reduced by approximately $2,423,000 as a result of operating fewer company-owned restaurants. Additionally, lower cost of sales at one of the Kenny Rogers Roasters restaurants opened last year partly offset the higher costs at our comparable restaurants. Notwithstanding the lower costs and expenses of the Kenny Rogers Roasters restaurant, this restaurant continued to underperform. Consequently, we decided to sell the Kenny Rogers Roasters restaurant in Rockville Centre, New York in fiscal 2003. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 62.1% in the fiscal 2002 period as compared to 60.9% in the fiscal 2001 period due primarily to higher labor and related costs. Higher costs of approximately $1,100,000 were incurred in connection with the growth of our Branded Product Program and higher product costs incurred for much of the fiscal 2002 period. During the first twenty-six weeks of fiscal 2002, commodity prices of our primary meat products were at their highest levels in recent years causing the majority of the cost increase. In response, we raised retail prices on a selective basis in an attempt to partially offset these increases. Beginning in the third quarter fiscal 2002 these costs were lowered to their historical levels.

         Restaurant operating expenses from continuing operations decreased by $1,062,000 to $6,559,000 in the fiscal 2002 period from $7,621,000 in the fiscal 2001 period. Restaurant operating costs were lower in the fiscal 2002 period by approximately $1,357,000, as compared to the fiscal 2001 period as a result of operating fewer restaurants. Restaurant operating expenses of the Kenny Rogers Roasters restaurant opened last year were $40,000 lower during the fiscal 2002 period due in part to the higher costs attributable to last years' openings. These reductions in restaurant operating expenses were partially offset by an increase of approximately $330,000 at the comparable restaurants which were primarily driven by higher marketing and insurance costs.

         Depreciation and amortization from continuing operations decreased by $140,000 to $1,395,000 in the fiscal 2002 period from $1,535,000 in the fiscal 2001 period. Lower depreciation expense of operating fewer company-owned restaurants during the fiscal 2002 period versus the fiscal 2001 period was partially offset by additional depreciation expense attributable to fiscal 2001's capital spending.

         Amortization of intangibles increased by $49,000 to $888,000 in the fiscal 2002 period from $839,000 in the fiscal 2001 period. Amortization of intangibles increased as a result of fiscal 2001's final purchase price allocation of the Miami Subs acquisition.

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

         Impairment charges on long-lived assets from continuing operations of $392,000 during the fiscal 2002 period and $127,000 during the fiscal 2001 period reflect write-downs relating to one under-performing store in the fiscal 2002 period and one under-performing store in the fiscal 2001 period.

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

Provision for Income Taxes from Continuing Operations

         In the fiscal 2002 period, the provision for income taxes from continuing operations was $1,057,000 or 43.2% as compared to $1,402,000 or 46.9% of income from continuing operations before income taxes in the fiscal 2002 period.

Discontinued Operations

         Discontinued operations is comprised of eight Company-owned restaurants, all of which were abandoned during fiscal 2003, including seven which were abandoned in connection with the Home Depot early lease terminations. Revenues generated by these eight restaurants were $4,857,000 during the fiscal 2002 period as compared to $4,947,000 during the fiscal 2001 period. Loss before income taxes from these restaurants was $238,000 during the fiscal 2002 period as compared to income before income taxes of $35,000 during the fiscal 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at March 30, 2003 aggregated $1,415,000, decreasing by $419,000 during the fiscal 2003 period. At March 30, 2003, marketable securities and investment in limited partnership decreased by $4,196,000 from March 31, 2002 to $4,623,000 and net working capital decreased to $5,935,000 from $9,565,000 at March 31, 2002. During fiscal 2003, Nathan's liquidated its investment in limited partnership and invested the proceeds with its other marketable securities.

         Cash provided by operations of $2,296,000 in the fiscal 2003 period is primarily attributable to net loss of $13,968,000, non-cash charges of $17,482,000, including the cumulative effect of accounting change of $12,338,000, depreciation and amortization of $1,907,000, impairment charges on long-lived assets and notes receivable of $2,792,000, amortization of intangible assets of $278,000, provision for doubtful accounts of $82,000 and amortization of bond premium of $85,000. Changes in the other assets and liabilities consisted of decreases in marketable securities and investment in limited partnership of $981,000, prepaid expenses and other current assets of $627,000, inventories of $203,000, accounts payable and accrued expenses of $1,647,000, other liabilities of $577,000 and deferred franchise fees of $205,000.

         Cash provided by investing activities of $3,696,000 in the fiscal 2003 period is comprised primarily of proceeds from the sale of available-for-sale securities of $6,088,000, proceeds from the sale of a restaurant and other fixed assets of $781,000 and repayments on notes receivable of $273,000 which were partly offset by the purchases of available-for-sale securities of $2,884,000 and expenditures relating to capital improvements of selected company-owned restaurants and other fixed asset additions of $562,000.

         Cash used in financing activities of $6,411,000 in the fiscal 2003 period represents repurchases of 1,599,547 shares of common stock at a total cost of $5,858,000 and repayments of notes payable and obligations under capital leases in the amount of $553,000, including the repayment of a mortgage in the amount of $373,000 on December 31, 2002.

          On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to our stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through March 30, 2003, Nathan's purchased 641,238 shares of common stock at a cost of approximately $2,323,000. Subsequent to March 30, 2003, Nathan's purchased an additional 57,600 shares of common stock at a cost of approximately $211,000. To date, Nathan's has purchased a total of 1,698,838 shares of common stock at a cost of approximately $6,204,000. We expect to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

         We expect that we will make additional investments in certain existing restaurants in the future and that we expect to fund those investments from our operating cash flow. We do not expect to incur significant capital expenditures to develop new company-owned restaurants through March 29, 2004.

         In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. To date, we have terminated leases on 16 of those properties, sold one of the remaining properties to a non-franchisee and are continuing to market the remaining property for sale. The sale of the restaurant was consummated on October 4, 2002. Since acquiring Miami Subs, we have accrued approximately $1,461,000 and made payments of approximately $1,273,000 for lease obligations and termination costs, as part of the acquisition, for units having total future minimum lease obligations of $7,680,000 that had remaining lease terms of one year up to approximately 17 years. We may incur future cash payments, consisting primarily of future lease payments, including costs and expenses associated with terminating additional leases, that were not part of our divestiture plan.

         There are currently 33 properties that we either own or lease from third parties which we lease or sublease to franchisees and non-franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of March 30, 2003 was approximately $1,004,000.

The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

                                                                      Payments Due by Period
                                                                      ----------------------
                                                        Less than
Cash Contractual Obligations                Total        1 Year      1 - 3 Years    4-5 Years   After 5 Years
----------------------------                -----        -------     -----------    ---------   -------------
Long-Term Debt                             $ 1,167       $   167       $   333       $   333       $   334
Capital Lease Obligations                       59             6            14            17            22
Employment Agreements                        1,071           733           338            --            --
Operating Leases                            25,657         4,204         8,041         6,885         6,527
                                           -------       -------       -------       -------       -------
  Gross Cash Contractual Obligations        27,954         5,110         8,726         7,235         6,883

Sublease Income                             12,606         1,969         3,744         3,072         3,821
                                           -------       -------       -------       -------       -------
   Net Cash Contractual Obligations        $15,348       $ 3,141       $ 4,982       $ 4,163       $ 3,062
                                           =======       =======       =======       =======       =======

                                                            Amount of Commitment Expiration Per Period
                                            Total           ------------------------------------------
                                           Amounts      Less than
Other Contractual Commitments             Committed      1 Year      1 - 3 Years    4-5 Years    After 5 Years
-----------------------------             ---------      -------     -----------    ---------    -------------
Loan Guarantees                            $ 1,004       $   363       $   408       $   233              --
                                           -------       -------       -------       -------         -------
Total Commercial Commitments               $ 1,004       $   363       $   408       $   233              --
                                           =======       =======       =======       =======         =======

         Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

SEASONALITY

         Our business is affected by seasonal fluctuations, the effects of weather and economic conditions. Historically, sales and earnings have been highest during our first two fiscal quarters with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in our marketplace for our company-owned Nathan's stores, which is principally the New York metropolitan area. Miami Subs' restaurant sales have historically been strongest during the period March through August, which approximates our first and second quarters, as a result of a heavy concentration of restaurants being located in Florida. However, due to the changing composition of our restaurants, we believe that future revenues will be highest during our first two fiscal quarters with the fourth fiscal quarter representing the slowest period.

IMPACT OF INFLATION

         During the past several years, our commodity costs have remained relatively stable. As such, we believe that inflation has not materially impacted earnings during that period of time. However, during the first half of the fiscal 2002 period, commodity prices of our primary meat products were at their highest levels in recent years. These costs were in line with historical norms during the fiscal 2003 period. We also experienced increased costs for utilities and insurance during the fiscal 2002 and 2003 periods. Last year, various Federal and New York State legislators proposed changes to the minimum wage requirements, however, none of the proposals were enacted. We believe that increases in the minimum wage could have a significant financial impact on our financial results. Prolonged increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to reconsider our pricing strategy as a means to offset reduced operating margins.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Nathan's has evaluated the effect of adoption on its financial position and results of operations, and it is not expected to have a material impact on the financial position and results of operations of the Company.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. SFAS No. 145 has not had, and is not expected to have a material impact on the financial position and results of operations of the Company.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the financial position and results of operations of the Company.

              In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 had no impact on the financial position and results of operations of the Company.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the year ended December 31, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46
("Fin No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The Company does not anticipate that the adoption of FIN No. 46 will have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

FORWARD LOOKING STATEMENTS

         Certain statements contained in this report are forward-looking statements. Forward-looking statements represent our current judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware. These risks and uncertainties, many of which are not within our control, include, but are not limited to: economic, weather, legislative and business conditions; the collectibility of receivables; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; the ability to continue to attract franchisees; the ability to purchase our primary food and paper products at reasonable prices; no material increases in the minimum wage; and our ability to attract competent restaurant and managerial personnel. We generally identify forward-looking statements with the words "believe," "intend," "plan," "expect," "anticipate," "estimate," "will," "should" and similar expressions.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

CASH AND CASH EQUIVALENTS

         We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 30, 2003, Nathans' cash and cash equivalents aggregated $1,415,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $3,500 per annum for each .25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

         We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 30, 2003, the market value of Nathans' marketable investment securities aggregated $4,623,000. Interest income on these marketable investment securities would increase or decrease by approximately $11,600 per annum for each .25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investments securities held at March 30, 2003 that are sensitive to interest rate fluctuations (in thousands):

                                          Valuation of securities                    Valuation of securities
                                            Given an interest rate                    Given an interest rate
                                         Decrease of X Basis points                 Increase of X Basis points
                                         --------------------------       Fair      --------------------------
                                    (150BPS)    (100BPS)      (50BPS)    Value     +50BPS      +100BPS  +150BPS
                                    ---------------------------------------------------------------------------
Municipal notes and bonds           $ 4,843     $ 4,777       $4,712     $4,650    $4,589      $4,530   $ 4,473
                                    =======     =======       ======     ======    ======      ======   =======

INVESTMENT IN LIMITED PARTNERSHIP

         We had invested in a highly liquid investment limited partnership that invested principally in equity securities. These investments were subject to the performance of the equity markets. During fiscal 2003, Nathan's liquidated its investment in limited partnership. Accordingly, Nathan's investment in limited partnership has no further exposure to the equity markets.

BORROWINGS

         The interest rate on our borrowings are generally determined based upon prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At March 30, 2003, total outstanding debt, including capital leases, aggregated $1,226,000 of which $1,167,000 is at risk due to changes in interest rates. The current interest rate is 4.50% per annum and will adjust in January 2006 and 2009 to prime plus .25%. Nathan's also maintains a $7,500,000 credit line which bears interest at the prime rate (4.25% at March 30, 2003). The Company has never borrowed any funds under this line. Accordingly, the Company does not believe that fluctuations in interest rates would have a material impact on its financial results.

COMMODITY COSTS

         The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10% in the cost of our food and paper products for the entire fifty-two weeks ended March 30, 2003 would have increased or decreased cost of sales by approximately $1,133,000.

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

         The report of Arthur Andersen LLP for the year ended March 25, 2001 and does not contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles.

         In connection with the audit for our fiscal year ended March 25, 2001 and for the period from March 26, 2001 through the date of change in auditors, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

                  We did not have any discussions nor received any written reports or oral advice from Grant Thornton LLP during the fiscal year ended March 25, 2001 and through March 24, 2002, with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or as to the type of audit opinion that might be rendered on our financial statements.

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

ITEM 14. CONTROLS AND PROCEDURES

         (a) Under the supervision and with the participation of our Chief Executive Officer ("CEO"), Chief Operating Officer ("COO")and Chief Financial Officer ("CFO") the Company's disclosure controls and procedures were evaluated as of a date 90 days prior to the filing of this report. Based on that evaluation, the Company's CEO, COO and CFO concluded that the company's disclosure controls and procedures were effective.

         (b) Our CEO, COO and CFO are involved in ongoing evaluations of our internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to our last evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         We were billed by Grant Thornton LLP the aggregate amount of approximately $146,000 in respect of fiscal 2003 and $128,500 in respect to fiscal 2002 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our forms 10-Q.

AUDIT-RELATED FEES

         We were billed by Grant Thornton LLP the aggregate amount of approximately $20,000 in respect of fiscal 2003 and $0 in respect to fiscal 2002 for fees for assurance and related services related to the performance of the audit.

TAX FEES

         Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2003 and 2002.

ALL OTHER FEES

         Grant Thornton LLP did not render any other services, other than as set forth above, for fiscal 2003 and 2002. Consequently, aggregate fees billed for all other services rendered by Grant Thornton LLP for fiscal 2003 and 2002 were $0.

PRE-APPROVAL POLICIES

         Our audit committee has not adopted any policies pursuant to which it has pre-approved the provision by Grant Thornton LLP of any audit or non-audit services.

         Our audit committee approved all of the services provided by Grant Thornton LLP and described in the preceding paragraphs.

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         (3) EXHIBITS

         Certain of the following exhibits (as indicated in the footnotes to the list), were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and are herein incorporated by reference.

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

  10.12     Outside Director Stock Option Plan. (Incorporated by reference to
            Exhibit 10.22 to Registration Statement on Form S-8 No. 33-89442.)

  10.13     Modification Agreement to the Employment Agreement with Wayne
            Norbitz, dated December 28, 1992. (Incorporated by reference to
            Exhibit 10.1 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 29, 1996.)

  10.14     Amendment to License Agreement dated as of February 28, 1994, among
            Nathan's Famous Systems, Inc. and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended
            December 29, 1996.)

  10.15     Second Amended and Restated Rights Agreement dated as of April 6,
            1998 between Nathan's Famous, Inc. and American Stock Transfer and
            Trust Company (Incorporated by reference to Exhibit 2 to Form 8-A/A dated April 6, 1998.)

  10.16 1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Annual Report filed on Form 10-K for the fiscal year ended
            March 29, 1998.)

  10.17     North Fork Bank Promissory Note.(Incorporated by reference to
            Exhibit 10.21 to the Annual Report filed on Form 10-K for the fiscal year ended March 28, 1999.)

  10.18 Amended and Restated Employment Agreement with Donald L. Perlyn effective September 30, 1999. (Incorporated by reference to Exhibit
            10.20 to the Annual Report filed on Form 10-K for the fiscal year ended March 26, 2000.)

  10.19     Third Amended and Restated Rights Agreement dated as of December 10,
            1999 between Nathan's Famous, Inc. and American Stock Transfer and
            Trust Company (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)

  10.20     Employment Agreement dated as of January 1, 2000 with Howard M.
            Lorber.(Incorporated by reference to Exhibit 10.24 to the Annual
            Report filed on Form 10-K for the fiscal year ended March 26, 2000.)

  10.21 Marketing Agreement with beverage supplier. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report filed on Form
            10-Q for the fiscal quarter ended June 25, 2000.)

  10.22     2001 Stock Option Plan. (Incorporated by reference to Exhibit 4 to
            Registration Statement on Form S-8 No. 333-82760.)

  10.23 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 No. 333-101355.)

  10.24     Master Distributor Agreement with U.S. Foodservice, Inc. dated
            February 5, 2003.

  21        List of Subsidiaries of the Registrant.

  23.1      Consent of Grant Thornton LLP dated June 26, 2003.

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

         (b) REPORTS ON FORM 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 20th day of June, 2003.

Nathan's Famous, Inc.

/s/ WAYNE NORBITZ
---------------------------
Wayne Norbitz, President and
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 20th day of June, 2003.

/s/ HOWARD M. LORBER
---------------------------
Howard M. Lorber                 Chairman of the Board and Chief Executive
                                 Officer (Principal Executive Officer)

/s/ WAYNE NORBITZ
---------------------------
Wayne Norbitz                    President, Chief Operating Officer and Director

/s/ RONALD G. DEVOS
---------------------------
Ronald G. DeVos                  Vice President - Finance and Chief Financial
                                 Officer  (Principal Financial and Accounting
                                 Officer)

/s/ DONALD L. PERLYN
---------------------------
Donald L. Perlyn                 Executive Vice President and Director

/s/ ROBERT J. EIDE
---------------------------
Robert J. Eide                   Director

/s/ BARRY LEISTNER
---------------------------
Barry Leistner                   Director

/s/ BRIAN GENSON
---------------------------
Brian Genson                     Director

/s/ ATTILIO F. PETROCELLI
---------------------------
Attilio F. Petrocelli            Director

                                  CERTIFICATION

         I, Howard M. Lorber, Chief Executive Officer, of Nathan's Famous, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Nathan's Famous, Inc;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003                                      /s/ Howard M. Lorber
                                                         --------------------
                                                         Howard M. Lorber
                                                         Chief Executive Officer

                                  CERTIFICATION

         I, Wayne Norbitz, President and Chief Operating Officer, of Nathan's Famous, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Nathan's Famous, Inc;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003                        /s/ Wayne Norbitz
                                           -----------------
                                           Wayne Norbitz
                                           President and Chief Operating Officer

                                  CERTIFICATION

         I, Ronald G. DeVos, Chief Financial Officer, of Nathan's Famous, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Nathan's Famous, Inc;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003                                      /s/ Ronald G. DeVos
                                                         -------------------
                                                         Ronald G. DeVos
                                                         Chief Financial Officer

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

Consolidated Balance Sheets                                                                       F-4

Consolidated Statements of Operations                                                             F-5

Consolidated Statement of Stockholders' Equity                                                    F-6

Consolidated Statements of Cash Flows                                                             F-7

Notes to Consolidated Financial Statements                                                      F-8 - F-51

Report of Independent Public Accountants on Schedule                                             F-52

Schedule II - Valuation and Qualifying Accounts                                                  F-53

Consent of Independent Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
         NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Nathan's Famous, Inc. (a Delaware Corporation) and subsidiaries (the "Company") as of March 30, 2003 and March 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two weeks ended March 30, 2003 and the fifty-three weeks ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the fifty-two weeks ended March 25, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated June 14, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan's Famous, Inc. and subsidiaries as of March 30, 2003 and March 31, 2002, and the results of their operations and their cash flows for the fifty-two weeks ended March 30, 2003 and the fifty-three weeks ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the fifty-two weeks ended March 30, 2003 and the fifty-three weeks ended March 31, 2002. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

As described in Notes B and F to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards Nos. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") and 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") on April 1, 2002.

As described above, the financial statements of the Company for the fifty-two weeks ended March 25, 2001 were audited by other auditors who have ceased operations. As described in Notes B and F, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142 and the reclassification and disclosures of discontinued operations required SFAS No.
144. Our audit procedures with respect to the disclosures in Note B with respect to 2001 included agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including related tax effects) recognized in that period related to goodwill and intangible assets that are no longer amortized, as a result of initially applying SFAS No. 142, to the Company's underlying records obtained from management. We also tested the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. Our audit procedures with respect to the reclassification of the financial statement and the disclosures in Note F with respect to 2001 included agreeing the amounts reclassified to discontinued operations to the Company's underlying records obtained from management and testing the mathematical accuracy of the revision in income from continuing operations and discontinued operations and the related earnings-per-share amounts. In our opinion, the reclassification and disclosures for the fifty-two weeks ended March 25, 2001 contained in the financial statement Notes B and F are appropriate and have been appropriately applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such reclassification and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.


/s/ GRANT THORNTON LLP
------------------------
Melville, New York
May 23, 2003

THE BELOW REPORT OF ARTHUR ANDERSEN LLP ("ANDERSEN") IS A COPY OF THE PREVIOUSLY ISSUED REPORT OF ANDERSEN AND THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN.

NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT CONTAINS REFERENCES TO CERTAIN FISCAL YEARS AND PERIODS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING FINANCIAL STATEMENTS AS OF AND FOR THE THREE FISCAL YEARS ENDED MARCH 30, 2003. AS DISCUSSED IN NOTES B AND F, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE FIFTY-TWO WEEKS ENDED MARCH 25, 2001 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" AND THE RECLASSIFICATION OF DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2001 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES AND RECLASSIFICATIONS WERE REPORTED ON BY GRANT THORNTON LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

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

/s/Arthur Andersen LLP

Melville, New York
June 14, 2001

                     Nathan's Famous, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                        MARCH 30, 2003      March 31, 2002
                                                                                        --------------      --------------
                                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                               $   1,415           $   1,834
   Marketable securities and investment in limited partnership                                 4,623               8,819
   Notes and accounts receivable, net                                                          2,607               2,808
   Inventories                                                                                   389                 592
   Assets available for sale                                                                     799               1,512
   Prepaid expenses and other current assets                                                     642               1,269
   Deferred income taxes                                                                       2,079               1,747
                                                                                           ---------           ---------

                  Total current assets                                                        12,554              18,581

   Notes receivable, net                                                                         740               2,277
   Property and equipment, net                                                                 6,263               8,925
   Goodwill                                                                                       95              11,083
   Intangible assets, net                                                                      3,319               6,040
   Deferred income taxes                                                                       2,647               1,539
   Other assets, net                                                                             268                 300
                                                                                           ---------           ---------

                                                                                           $  25,886           $  48,745
                                                                                           =========           =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of notes payable and capital lease obligations                       $     173           $     559
   Accounts payable                                                                            1,377               1,619
   Accrued expenses and other current liabilities                                              4,942               6,506
   Deferred franchise fees                                                                       127                 332
                                                                                           ---------            --------

                  Total current liabilities                                                    6,619               9,016

   Notes payable and capital lease obligations, less current maturities                        1,053               1,220
   Other liabilities                                                                           1,831               2,364
                                                                                           ---------           ---------

                  Total liabilities                                                            9,503              12,600
                                                                                           ---------           ---------

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 30,000,000 shares authorized; 7,065,202 and
     7,065,202 shares issued; and 5,423,964 and 7,023,511 shares outstanding
     at March 30, 2003 and March 31, 2002, respectively                                           71                  71
   Additional paid-in capital                                                                 40,746              40,746
   Accumulated deficit                                                                       (18,505)             (4,537)
   Accumulated other comprehensive income                                                         64                   -
                                                                                           ---------           ---------

                                                                                              22,376              36,280
   Treasury stock, at cost, 1,641,238 and 41,691 shares at March 30, 2003
     and March 31, 2002, respectively                                                         (5,993)               (135)
                                                                                           ---------           ---------

                  Total stockholders' equity                                                  16,383              36,145
                                                                                           ---------           ---------

                                                                                           $  25,886           $  48,745
                                                                                           =========           =========

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                         FIFTY-TWO          Fifty-three         Fifty-two
                                                                        WEEKS ENDED         weeks ended        weeks ended
                                                                       MARCH 30, 2003      March 31, 2002     March 25, 2001
                                                                       --------------      --------------     --------------
REVENUES
   Sales                                                                 $   24,920          $    27,492        $   29,852
   Franchise fees and royalties                                               5,977                7,944             8,814
   License royalties                                                          2,585                2,038             1,958
   Interest income                                                              292                  500               537
   Investment and other income                                                  156                1,568             1,066
                                                                         ----------          -----------        ----------
              Total revenues                                                 33,930               39,542            42,227
                                                                         ----------          -----------        ----------

COSTS AND EXPENSES
   Cost of sales                                                             16,750               18,336            19,217
   Restaurant operating expenses                                              5,621                6,559             7,621
   Depreciation and amortization                                              1,314                1,395             1,535
   Amortization of intangible assets                                            278                  888               839
   General and administrative expenses                                        8,600                9,292             8,978
   Interest expense                                                             132                  256               310
   Impairment charge on long-lived assets                                     1,367                  392               127
   Impairment charge on notes receivable                                      1,425                  185               151
   Other expense (income), net                                                  232                 (210)              462
                                                                         ----------          -----------        ----------
              Total costs and expenses                                       35,719               37,093            39,240
                                                                         ----------          -----------        ----------

(Loss) income from continuing operations before (benefit) provision
   for income taxes                                                          (1,789)               2,449             2,987
(Benefit) provision for income taxes                                           (283)               1,057             1,402
                                                                         ----------          -----------        ----------
              (Loss) income from continuing operations                       (1,506)               1,392             1,585

(Loss) income from discontinued operations, net of income tax (benefit)
   provision of $(82), $(95) and $14 in 2003, 2002 and 2001,
   respectively                                                                (124)                (143)               21
                                                                         ----------          -----------        ----------
(Loss) income from operations before cumulative effect of
   accounting change                                                         (1,630)               1,249             1,606
Cumulative effect of change in accounting principle, net of tax
   benefit of $854                                                          (12,338)                   -                 -
                                                                         ----------          -----------        ----------
              Net (loss) income                                          $  (13,968)         $     1,249        $    1,606
                                                                         ==========          ===========        ==========

PER SHARE INFORMATION
   Basic (loss) income per share:
     (Loss) income from continuing operations                            $     (.25)         $       .20        $      .23
     Loss from discontinued operations                                         (.03)                (.02)              .00
     Cumulative effect of change in accounting principle                      (2.06)                   -                 -
                                                                         ----------          -----------        ----------
     Net (loss) income                                                   $    (2.34)         $       .18        $      .23
                                                                         ==========          ===========        ==========
   Diluted (loss) income per share:
     (Loss) income from continuing operations                            $     (.25)         $       .20        $      .23
     Loss from discontinued operations                                         (.03)                (.02)              .00
     Cumulative effect of change in accounting principle                      (2.06)                  -                  -
                                                                         ----------          -----------        ----------
     Net (loss) income                                                   $    (2.34)         $       .18        $      .23
                                                                         ==========          ===========        ==========

Weighted average shares used in computing net income (loss)
     per share
       Basic                                                              5,976,000            7,048,000         7,059,000
                                                                         ==========          ===========        ==========
       Diluted                                                            5,976,000            7,083,000         7,098,000
                                                                         ==========          ===========        ==========

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

  Fifty-two weeks ended March 30, 2003, fifty-three weeks ended March 31, 2002 and fifty-two weeks ended March 25, 2001

                      (in thousands, except share amounts)

                                                                                Accumulated
                                                       Additional                  other
                                     Common    Common    paid-in   Accumulated  comprehensive
                                     shares     stock    capital     deficit       income
                                     ------     -----    -------     -------       ------
Balance, March 26, 2000             7,040,196  $   70  $   40,669   $ (7,392)           -

Stock compensation                     25,000       1          77          -            -
Warrants exercised                          6       -           -          -            -
Net income                                  -       -           -      1,606            -
Comprehensive income                        -       -           -          -            -
                                    ---------  ------  ----------   --------       ------
Balance, March 25, 2001             7,065,202      71      40,746     (5,786)           -

Repurchase of treasury stock                -       -           -          -            -
Net income                                  -       -           -      1,249            -
Comprehensive income                        -       -           -          -            -
                                    ---------  ------  ----------   --------       ------
Balance, March 31, 2002             7,065,202      71      40,746     (4,537)           -

REPURCHASE OF TREASURY STOCK                -       -           -          -            -
UNREALIZED GAIN ON MARKETABLE
   SECURITIES, NET OF DEFERRED
   INCOME TAXES OF $46                      -       -           -          -       $   64
NET LOSS                                    -       -           -    (13,968)           -
COMPREHENSIVE LOSS                          -       -           -          -            -
                                    ---------  ------  ----------   --------       ------
BALANCE, MARCH 30, 2003             7,065,202  $   71  $   40,746   $(18,505)      $   64
                                    =========  ======  ==========   ========       ======

                                                                 Total
                                     Treasury stock, at cost  stockholders'    Comprehensive
                                      Shares      Amount          equity       income (loss)
                                      ------      ------         ------         -----------
Balance, March 26, 2000                      -          -       $   33,347

Stock compensation                           -          -               78
Warrants exercised                           -          -                -
Net income                                   -          -            1,606      $     1,606
                                                                                -----------
Comprehensive income                         -          -                -      $     1,606
                                     ---------    -------       ----------      ===========
Balance, March 25, 2001                      -          -           35,031

Repurchase of treasury stock            41,691    $  (135)            (135)
Net income                                   -          -            1,249      $     1,249
                                                                                -----------
Comprehensive income                         -          -                -      $     1,249
                                     ---------    -------       ----------      ===========
Balance, March 31, 2002                 41,691       (135)          36,145

REPURCHASE OF TREASURY STOCK         1,599,547     (5,858)          (5,858)
UNREALIZED GAIN ON MARKETABLE
   SECURITIES, NET OF DEFERRED
   INCOME TAXES OF $46                       -          -               64      $        64
NET LOSS                                     -          -          (13,968)         (13,968)
                                                                                -----------
COMPREHENSIVE LOSS                           -          -                -      $   (13,904)
                                     ---------    -------       ----------      ===========
BALANCE, MARCH 30, 2003              1,641,238    $(5,993)      $   16,383
                                     =========    =======       ==========

The accompanying notes are an integral part of this statement.

                     Nathan's Famous, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           FIFTY-TWO         Fifty-three          Fifty-two
                                                                          WEEKS ENDED        weeks ended         weeks ended
                                                                        MARCH 30, 2003      March 31, 2002      March 25, 2001
                                                                        --------------      --------------      --------------
Cash flows from operating activities:
   Net (loss) income                                                       $  (13,968)         $  1,249           $  1,606
    Adjustments to reconcile net (loss) income to net cash
     Provided by (used in) operating activities
         Cumulative effect of change in accounting principle,
            net of tax benefit                                                 12,338                 -                  -
         Depreciation and amortization                                          1,907             1,661              1,791
         Amortization of intangible assets                                        278               888                839
         Amortization of bond premium                                              85                 -                  -
         Gain on disposal of fixed assets                                         (39)           (1,226)                 -
         Stock compensation expense                                                 -                 -                 78
         Gain on sale of available for sale securities                            (10)                -                  -
         Impairment of long-lived assets                                        1,367               685                127
         Impairment of notes receivable                                         1,425               185                151
         Provision for doubtful accounts                                           82               267                191
         Deferred income taxes                                                   (585)              509                313
   Changes in operating assets and liabilities:
         Marketable securities and investment in limited partnership              981            (4,171)            (1,651)
         Notes and accounts receivable                                              2               (26)            (1,350)
         Inventories                                                              203               (69)                20
         Prepaid expenses and other current assets                                627              (295)              (339)
         Other assets                                                              32               104                159
         Accounts payable, accrued expenses and other current liabilities      (1,647)           (2,538)               961
         Deferred franchise fees                                                 (205)             (324)               (76)
         Other liabilities                                                       (577)               20              1,329
                                                                           ----------          --------           --------
              Net cash provided by (used in) operating activities               2,296            (3,081)             4,149
                                                                           ----------          --------           --------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                          6,088                 -                  -
   Purchase of available for sale securities                                   (2,884)                -                  -
   Lease terminations and other costs in connection with acquisition                -                 -             (1,036)
   Purchases of property and equipment                                           (562)           (2,082)            (1,458)
   Payments received on notes receivable                                          273               812                506
   Proceeds from sales of property and equipment                                  781             3,348                 45
                                                                           ----------          --------           --------
              Net cash provided by (used in) investing activities               3,696             2,078             (1,943)
                                                                           ----------          --------           --------
Cash flows from financing activities:
   Principal repayments of borrowing                                             (553)           (1,353)              (278)
   Repurchase of treasury stock                                                (5,858)             (135)                 -
                                                                           ----------          --------           --------
              Net cash used in financing activities                            (6,411)           (1,488)              (278)
                                                                           ----------          --------           --------
Net change in cash and cash equivalents                                          (419)           (2,491)             1,928

Cash and cash equivalents, beginning of year                                    1,834             4,325              2,397
                                                                           ----------          --------           --------
Cash and cash equivalents, end of year                                     $    1,415          $  1,834           $  4,325
                                                                           ==========          ========           ========
Cash paid during the year for:
   Interest                                                                $      138          $    264           $    317
                                                                           ==========          ========           ========
   Income taxes                                                            $       57          $    149           $  1,508
                                                                           ==========          ========           ========
Noncash financing activities:
   Loan to franchisee in connection with sale of restaurant                $       44          $    416           $    130
                                                                           ==========          ========           ========

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

     1.  Description of Business

         Nathan's Famous, Inc. and subsidiaries (collectively the "Company" or "Nathan's") has historically operated a chain of retail fast food restaurants featuring Nathan's famous brand of all beef frankfurters, fresh crinkle-cut french fried potatoes and a variety of other menu offerings. Since fiscal 1998, the Company has supplemented Nathan's franchise program with the Nathan's Branded Product Program, which enables foodservice retailers to sell some of Nathan's proprietary products outside of the realm of a traditional franchise relationship. During fiscal 2000, the Company acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. ("Roasters"), the franchisor of Kenny Rogers Roasters. In addition, Nathan's completed a merger with Miami Subs Corporation ("Miami Subs") whereby it acquired the remaining 70% of Miami Subs common stock not previously owned by the Company. Miami Subs features a wide variety of lunch, dinner and snack foods, including hot and cold sandwiches and various ethnic foods. Roasters features home-style family foods based on a menu centered around wood-fire rotisserie chicken. The Company considers its subsidiaries to be in the food service industry, and has pursued co-branding and co-hosting initiatives; accordingly management has evaluated the Company as a single reporting unit.

         At March 30, 2003, the Company's restaurant system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 12 company-owned units concentrated in the New York metropolitan area and Florida, 343 franchised or licensed units, including 6 units operating pursuant to management agreements and approximately 2,200 branded product points of sale under the Nathan's Branded Product Program, located in 41 states, the District of Columbia, and 12 foreign countries.

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

                March 30, 2003, March 31, 2002 and March 25, 2001

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

     2.  Fiscal Year

         The Company's fiscal year ends on the last Sunday in March, which results in a 52- or 53-week reporting period. The results of operations and cash flows for the fiscal year ended March 30, 2003 are on the basis of a 52-week reporting period. The results of operations and cash flows for the fiscal year ended March 31, 2002 are on the basis of a 53-week reporting period. The results of operations and cash flows for the fiscal year ended March 25, 2001 are on the basis of a 52-week reporting period.

     3.  Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management in preparing the consolidated financial statements include the allowance for doubtful accounts, the allowance for impaired notes receivable, the self-insurance reserve, impairment charges on goodwill and long-lived assets, lease termination reserves and the deferred tax valuation allowance.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

     4.  Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash restricted for untendered shares associated with the Acquisition amounted to $83 at March 30, 2003 and March 31, 2002, respectively, and is included in cash and cash equivalents.

     5.  Impairment of Notes Receivable

         Nathan's follows the guidance in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") "Accounting by Creditors for Impairment of a Loan," as amended. Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions, (b) loans secured by collateral that is not readily marketable, or (c) that are susceptible to deterioration in realizable value. When determining impairment, management's assessment includes its intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. In certain cases where Nathan's has determined that a loan has been impaired, it generally does not expect to extend or renew the underlying leases. Based on the Company's analysis, it has determined that there are notes that have incurred such an impairment. Following are summaries of impaired notes receivable and the allowance for impaired notes receivable:

                                                                            MARCH 30,          March 31,
                                                                              2003               2002
                                                                            ---------          --------
Total recorded investment in impaired notes receivable                      $ 2,598             $1,000
Allowance for impaired notes receivable                                      (2,065)              (640)
                                                                            -------             ------
Recorded investment in impaired notes receivable, net                       $   533             $  360
                                                                            =======             ======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

                                                                           MARCH 30,           March 31,
                                                                             2003                2002
                                                                           ---------           --------
Allowance for impaired notes receivable at beginning of fiscal year        $      640          $    613
Impairment charges on notes receivable                                          1,425               185
Direct writedowns of impaired notes receivable                                      -              (240)
Other increases in allowance for impaired notes receivable                          -                82
                                                                           ----------          --------

Allowance for impaired notes receivable at end of fiscal period            $    2,065          $    640
                                                                           ==========          ========

         Based on the present value of the estimated cash flows of identified impaired notes receivable, the Company records interest income on its impaired notes receivable on a cash basis. The following represents the interest income recognized and average recorded investment of impaired notes receivable.

                                                                     MARCH 30,         March 31,        March 25,
                                                                       2003              2002             2001
                                                                     ---------        ----------        ---------
Interest income recorded on impaired notes receivable                $      96        $       47        $     112
Average recorded investment in impaired notes receivable             $   1,624        $      936        $   1,702

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

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

     7.  Marketable Securities and Investment in Limited Partnership

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 30, 2003 and March 31, 2002, all marketable securities held by the Company have been classified as either available-for-sale or trading and, as a result, are stated at fair value. Realized gains and losses on the sale of securities, as determined on a specific identification basis, as well as unrealized holding gains and losses on trading securities are included in the accompanying consolidated statements of operations. Unrealized gains and losses on available for sale securities are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet. Investment income in the trading limited partnership is based upon Nathan's proportionate share of the change in the underlying net assets of the partnership. The partnership invests primarily in publicly traded common stocks with a concentration in securities traded on exchanges in the United States of America. During the fiscal year ended March 30, 2003, the Company liquidated its investment in limited partnership.

     8.  Sales of Restaurants

         The Company observes the provisions of SFAS No. 66, "Accounting for Sales of Real Estate," which establishes accounting standards for recognizing profit or loss on sales of real estate. SFAS No. 66 provides for profit recognition by the full accrual method, provided
         (a) the profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. Unless both conditions exist, recognition of all or part of the profit shall be postponed and other methods of profit recognition shall be followed. In accordance with SFAS No. 66, the Company recognizes profit on sales of restaurants under the full accrual method, the installment method and the deposit method, depending on the specific terms of each sale. The Company continues to record depreciation expense on the property subject to the sales contracts that are accounted for under the deposit method and records any principal payments received as a deposit until such time that the transaction meets the sales criteria of SFAS No. 66.

         As of March 30, 2003 and March 31, 2002, the Company had deposits on the sales of restaurants of $161 and $214, respectively, included in accrued expenses in the accompanying consolidated balance sheets.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

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

               Building and improvements                        5 - 25 years
               Machinery, equipment, furniture and fixtures     5 - 15 years
               Leasehold improvements                           5 - 20 years

     10. Intangible Assets

         Intangible assets consist of (i) the goodwill resulting from the Acquisition; (ii) trademarks and trade names, franchise rights and recipes in connection with Roasters and (iii) goodwill and certain identifiable intangibles resulting from the Miami Subs acquisition. These intangible assets were being amortized over periods from 10 to 40 years through March 31, 2002.

         On April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which supercedes APB Opinion No. 17, "Intangible Assets" and certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 142 required that goodwill and other intangibles be reported separately; eliminates the requirement to amortize goodwill and indefinite-lived intangible assets; addresses the amortization of intangible assets with a defined life; and addresses impairment testing and recognition of goodwill and intangible assets. SFAS No. 142 changes the method of accounting for the recoverability of goodwill for the Company, such that it is evaluated at the brand level based upon the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, on comparable sales or valuations of other restaurant brands. The impairment review involves a two-step process as follows:

              Step 1: Compare the fair value for each reporting unit to its carrying value, including goodwill. For each reporting unit where the carrying value, including goodwill, exceeds the reporting unit's fair value, move on to step 2. If a reporting unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

              Step 2: Allocate the fair value of the reporting unit to its identifiable tangible and intangible assets, excluding goodwill and liabilities. This will derive an implied fair value for the reporting unit's goodwill. Then, compare the implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess. The transitional impairment charge, if any, is recorded as a cumulative effect of accounting change for goodwill.

         The Company completed its initial SFAS No. 142 transitional impairment test of goodwill, including an assessment of a valuation of the Nathan's, Miami Subs and Roasters reporting units by an independent valuation consultant, and has recorded an impairment charge requiring the Company to write-off substantially all of the goodwill related to the acquisitions, trademarks and recipes as a cumulative effect of accounting change in the first quarter of fiscal 2003. The fair value was determined through the combination of a present value analysis as well as prices of comparative businesses. The changes in the net carrying amount of goodwill, trademarks and recipes recorded in the first quarter of fiscal 2003 are as follows:

                                                    Goodwill     Trademarks     Recipes        Total
                                                    --------     ----------     -------        -----
Balance as of April 1, 2002                         $ 11,083     $    2,242     $    30       $13,355
Cumulative effect of accounting change for
  goodwill and other intangible assets               (10,988)        (2,174)        (30)      (13,192)
                                                    --------     ----------     -------       -------
Balance as of March 30, 2003                        $     95     $       68     $     -       $   163
                                                    ========     ==========     =======       =======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

         The table below presents amortized and unamortized intangible assets as of March 30, 2003 and March 31, 2002:

                                                   March 30, 2003                       March 31, 2002
                                                   --------------                       --------------
                                          Gross                       Net       Gross                        Net
                                         Carrying   Accumulated     Carrying   Carrying    Accumulated     Carrying
                                          Amount   Amortization      Amount     Amount    Amortization      Amount
                                          ------   ------------      ------     ------    ------------      ------
Amortized intangible assets:
  Royalty streams                         $4,259      $(1,008)      $  3,251    $ 4,259     $  (747)       $ 3,512
  Favorable leases                           285         (285)             -        285         (31)           254
  Other                                       16          (16)             -         62         (60)             2
                                          ------      -------       --------    -------     -------        -------
                                          $4,560      $(1,309)         3,251    $ 4,606     $  (838)         3,768
                                          ======      =======                   =======     =======

Unamortized intangible assets:
  Trademarks, tradenames and recipes                                      68      2,425        (153)         2,272
                                                                    --------    -------     -------        -------
                                                                    $  3,319    $ 7,031     $  (991)       $ 6,040
                                                                    ========    =======     =======        =======

  Goodwill                                                          $     95    $17,043     $(5,960)       $11,083
                                                                    ========    =======     =======        =======

         The following table provides a reconciliation of the reported net
         (loss) income and net (loss) income per share for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001, adjusted as though SFAS No. 142 had been effective for all periods:

                                                                     2003            2002             2001
                                                                   --------         ------           ------
Reported net (loss) income before cumulative
  effect of change in accounting principle                        $ (1,630)        $ 1,249          $ 1,606
Add back discontinued amortization expense                                -            555              555
                                                                  ---------        -------          -------
Adjusted net (loss) income before cumulative
  effect of change in accounting principle                        $ (1,630)        $ 1,804          $ 2,161
Cumulative effect of change in accounting principle                (12,338)              -                -
                                                                  ---------        -------          -------
Adjusted net (loss) income                                        $(13,968)        $ 1,804          $ 2,161
                                                                  =========        =======          =======

Reported basic net (loss) income per common share before
  cumulative effect of change in accounting principle             $   (.25)        $   .18          $  .23
Effect of discontinued amortization expense                               -            .08             .08
                                                                  ---------        -------          ------
Adjusted basic net (loss) income per common share before
  cumulative effect of change in accounting principle                 (.25)            .26             .31
Cumulative effect of change in accounting principle                  (2.06)              -               -
                                                                  ---------        -------          ------
  Adjusted basic net (loss) income per common share               $  (2.34)        $   .26         $   .31
                                                                  =========        =======         =======

Reported diluted net (loss) income per common share before
  cumulative effect of change in accounting principle             $   (.25)        $   .18         $   .23
Effect of discontinued amortization expense                               -            .07             .07
                                                                  ---------        -------         -------
Adjusted diluted net (loss) income per common share before
  cumulative effect of change in accounting principle             $   (.25)        $   .25         $   .30
Cumulative effect of change in accounting principle                  (2.06)              -               -
                                                                  ---------        -------         -------
Adjusted diluted net (loss) income per common share               $  (2.34)        $   .25         $   .30
                                                                  =========        =======         =======


                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

         As of March 30, 2003, the Company has reevaluated the impact of SFAS No. 142 on its goodwill, and no additional impairment charges were deemed necessary.

         Total amortization expense for intangible assets was $278, $888 and $839 for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001. The Company estimates future annual amortization expense of approximately $261 per year for each of the next five years. In the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $239 related to its favorable leases. This impairment charge, which was based upon the fact that such locations had incurred negative cash flows from operations for fiscal 2003 and are projected to incur negative cash flows in fiscal 2004, is recorded as a component of impairment charge on long-lived assets. (See Note B-11.)

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

         Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. The Company has identified seven, two and one units that have been impaired, and recorded impairment charges of $1,367 (inclusive of $239 related to favorable leases), $685 and $127 in the statements of operations for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001, respectively.

         The Company periodically reviews intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. (See Note B - 10 for a description of impairment charges recorded on goodwill and other intangible assets during the fiscal year ended March 30, 2003 as a result of the adoption of SFAS No. 142.) No impairment charges were recorded with respect to such intangible assets for the fiscal years ended March 31, 2002 and March 25, 2001.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

     12. Self-Insurance

         The Company is self-insured for portions of its general liability coverage. As part of Nathan's risk management strategy, its insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, Nathan's accrues estimates of its ultimate self-insurance costs throughout the policy year. These estimates have been developed based upon Nathan's historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, Nathan's annual self-insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self-insurance accruals at March 30, 2003 and March 31, 2002 were $596 and $1,346, respectively and are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. During the fiscal year ended March 30, 2003, the self insurance accrual was reduced by approximately $829, due principally to the satisfaction of a claim against the Company totaling $659 (see Note L) and the reversal of approximately $196 of previously recorded self insurance accruals in connection with the conclusion of claims relating to prior policy years.

     13. Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, marketable securities and investment in limited partnership, accounts receivable and accounts payable approximate fair value due to the short-term maturities of the instruments. The carrying amounts of note payable and capital lease obligations and notes receivable approximate their fair values as the current interest rates on such instruments approximates current market interest rates on similar instruments.

     14. Stock-Based Compensation

         At March 30, 2003, the Company has five stock-based employee compensation plans, which are described more fully in Note K. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

         The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                              Fiscal year ended
                                                     MARCH 30,     March 31,       March 25,
                                                       2003          2002            2001
                                                     ---------     ---------       ---------
Net (loss) income, as reported                       $(13,968)      $ 1,249         $ 1,606
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value-based method for all
    Awards                                               (165)         (410)           (358)
                                                     --------       -------         -------

Pro forma net (loss) income                          $(14,133)      $   839         $ 1,248
                                                     ========       =======         =======

(Loss) earnings per share
    Basic - as reported                              $  (2.34)      $   .18         $   .23
                                                     ========       =======         =======
    Diluted - as reported                            $  (2.34)      $   .18         $   .23
                                                     ========       =======         =======
    Basic - pro forma                                $  (2.36)      $   .12         $   .18
                                                     ========       =======         =======
    Diluted - pro forma                              $  (2.36)      $   .12         $   .18
                                                     ========       =======         =======

         Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

         The weighted-average option fair values and the assumptions used to estimate these values are as follows:

                                                2003               2002
                                               ------             ------
Weighted-average option fair values            $2.19              $1.30
Expected life (years)                           10.0                6.6
Interest rate                                   5.30%              4.06%
Volatility                                      32.8%              32.3%
Dividend yield                                     0%                 0%

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

         Franchise and area development fees, which are typically received prior to completion of the revenue recognition process, are recorded as deferred revenue. Initial franchise fees are recognized as income when substantially all services to be performed by Nathan's and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. The following services are typically provided by the Company prior to the opening of a franchised restaurant:

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

             -    Approval of all site selections to be developed.

             - Provision of architectural plans suitable for restaurants to be developed.

             - Assistance in establishing building design specifications, reviewing construction compliance and equipping the restaurant.

             - Provision of appropriate menus to coordinate with the restaurant design and location to be developed.

             - Provide management training for the new franchisee and selected staff.

             - Assistance with the initial operations of restaurants being developed.

         Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 30, 2003 and March 31, 2002, $127 and $332, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001, the Company earned franchise fees from new unit openings, transfers and co-branding of $417, $693 and $525, respectively. During the fiscal year ended March 30, 2003, the Company recognized $207 in connection with the forfeiture of two Master Development Agreements.

         The following is a summary of franchise openings and closings for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001:

                                                                            2003        2002      2001
                                                                            ----        ----      ----
Franchised restaurants operating at the beginning of the period              364         386       415

New franchised restaurants opened during the period                           24          18        21

Franchised restaurants closed during the period                              (45)        (40)      (50)
                                                                             ---         ---       ---

Franchised restaurants operating at the end of the period                    343         364       386
                                                                             ===         ===       ===

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

         Revenue from sub-leasing properties to franchisees is recognized as income as the revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated statements of operations. The Company recognizes franchise royalties when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee.

    18.  Revenue Recognition - Branded Products Operations

         The Company recognizes revenue from the Branded Product Program when it is determined that the products have been delivered via third party common carrier to Nathans' customers. An accrual for the cost of the product to the Company is recorded simultaneously with the revenue.

    19.  Interest Income

         Interest income is accrued when it is earned and deemed realizable by the Company.

    20.  Investment and other income (loss)

         The Company recognizes gains on the sale of fixed assets under the full accrual method in accordance with provisions of SFAS No.66 (See Note B-8).

         Deferred revenue associated with supplier contracts is generally amortized on a straight-line basis over the life of the contract.

         Investments classified as trading securities are recorded at fair value and the unrealized gains or losses are recognized as a component to the Company's "Investment and other income (loss)" on the consolidated statement of operations. During the fiscal year ended March 30, 2003, the Company liquidated its investment in trading securities.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

         Investment and other income (loss) consists of the following:

                                                           2003         2002         2001
                                                          ------       ------       ------
Gain on disposal of fixed assets                          $  39        $1,226       $    -
Realized gains (losses) on marketable securities           (242)            7           (2)
Unrealized losses of trading securities                       -           (43)        (420)
Loss on subleasing of rental properties                    (243)         (215)        (194)
Gain from the early termination of sales agreement          135             -            -
Other income                                                467           593        1,682
                                                          -----        ------       ------

                                                          $ 156        $1,568       $1,066
                                                          =====        ======       ======

    21.  Concentrations of Credit Risk

         The Company's accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions and from sales under the Branded Product Program. At March 30, 2003, no franchisee represented 10% or greater of franchise royalties receivable. At March 31, 2002, one franchisee represented 13% of franchise royalties receivable (Note D).

    22.  Advertising

         The Company administers various advertising funds on behalf of its subsidiaries and franchisees to coordinate the marketing efforts of the Company. Under these arrangements, the Company collects and disburses fees paid by franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising funds are based on specified percentages of net sales, generally ranging up to 3%. These advertising funds are separate entities, which are not a component of the consolidated group. Revenues and expenses of these advertising funds are excluded from the Company's statement of operations. Contributions to the advertising funds from Company-owned stores are included in restaurant operating expenses in the accompanying consolidated statements of operations. Net Company-owned store advertising expense was $608, $940 and $1,602, for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001, respectively.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

    23.  Classification of Operating Expenses

         Cost of sales consists of the following:

             - The cost of products sold both in the Company-operated restaurants and the Branded Product Program.

             - The cost of labor and associated costs of in-store restaurant management and crew.

             - The cost of paper products used in Company-operated restaurants.

             - Other direct costs of the Branded Product Program, such as commissions, freight and samples.

         Restaurant operating expenses consist of the following:

             -    Occupancy costs of Company-operated restaurants.

             -    Utility costs of Company-operated restaurants.

             - Repair and maintenance expenses of the Company-operated restaurant facilities.

             - Marketing and advertising expenses done locally and contributions to advertising funds for Company-operated restaurants.

             - Insurance costs directly related to Company-operated restaurants.

    24.  Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established to reduce deferred tax assets attributable to net operating losses and credits of Miami Subs.

    25.  Reclassifications

         Certain prior year balances have been reclassified to conform with current year presentation.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

    26.  Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has evaluated the effect of the adoption of SFAS No. 143 on its financial position and results of operations, and it is not expected to have a material impact on the financial position and results of operations of the Company.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. SFAS No. 145 has not had, and is not expected to have, a material impact on the financial position and results of operations of the Company.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the financial position and results of operations of the Company.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. As discussed in Note B-14, the Company continues to account for stock-based compensation using the intrinsic value method in accordance with APB No. 25 and has adopted the disclosure provisions of SFAS No.
         148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 had no impact on the financial position and results of operations of the Company.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the year ended December 31, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE B (CONTINUED)

         entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The Company does not anticipate that the adoption of FIN No. 46 will have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

NOTE C - (LOSS) INCOME PER SHARE

    Basic (loss) earnings per common share is calculated by dividing (loss) income by the weighted-average number of common shares outstanding and excludes any dilutive effects of stock options or warrants. Diluted earnings per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted earnings per common share result from the assumed exercise of stock options and warrants, using the treasury stock method.

    The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001, respectively:

                                      (Loss) income                                                   (Loss) income per share
                               from continuing operations                   Shares                   From continuing operations
                               ---------------------------     ----------------------------------    --------------------------
                                 2003      2002      2001        2003         2002        2001        2003      2002      2001
                               --------   ------    ------     ---------    ---------   ---------    ------    ------    ------
Basic EPS
  Basic calculation            $(1,506)   $1,392    $1,585     5,976,000    7,048,000   7,059,000     $(.25)    $.20      $.23
  Effect of dilutive
      employee stock
      options and warrants           -         -         -             -       35,000      39,000         -        -         -
                               -------    ------    ------     ---------    ---------   ---------     -----     ----      ----

Diluted EPS
  Diluted calculation          $(1,506)   $1,392    $1,585     5,976,000    7,083,000   7,098,000     $(.25)    $.20      $.23
                               =======    ======    ======     =========    =========   =========     =====     ====      ====

    Options, warrants and common stock purchase rights to purchase 12,369,280 shares of the Company's common stock for the year ended March 30, 2003 were excluded from the calculation of diluted loss per share as the impact of their inclusion would have been anti-dilutive. Options, warrants and common stock purchase rights to purchase 11,226,016 and 11,019,142 shares of common stock for the years ended March 31, 2002 and March 25, 2001, respectively, were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares during the respective periods.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE D - NOTES AND ACCOUNTS RECEIVABLE, NET

    Notes and accounts receivable, net, consists of the following:

                                                  MARCH 30,       March 31,
                                                    2003            2002
                                                  ---------       ---------
Notes receivable, net of impairment charges        $   998         $ 2,662
Franchise and license royalties                      1,465           1,376
Branded product sales                                  737             785
Other                                                  565             906
                                                   -------         -------
                                                     3,765           5,729

Less: allowance for doubtful accounts                  418             644
Less: notes receivable due after one year              740           2,277
                                                   -------         -------

Notes and accounts receivable, net                 $ 2,607         $ 2,808
                                                   =======         =======

    Notes receivable at March 30, 2003 and March 31, 2002 principally resulted from sales of restaurant businesses to Miami Sub's and Nathan's franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest with a balloon payment at the end of the term, with interest rates ranging principally between 5% and 10%.

    Accounts receivable are due within 30 days and are stated at amounts due from franchisees and licensors, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE D (CONTINUED)

    Changes in the Company's allowance for doubtful accounts is as follows:

                                 2003        2002       2001
                                ------      ------     ------
Beginning balance               $ 644       $ 880      $ 809
    Bad debt expense               82         267        191
    Other                           -          27         27
    Accounts written off         (308)       (530)      (147)
                                -----       -----      -----

Ending balance                  $ 418       $ 644      $ 880
                                =====       =====      =====

NOTE E - MARKETABLE SECURITIES AND INVESTMENT IN LIMITED PARTNERSHIP

    The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities by major security type at March 30, 2003 and March 31, 2002 are as follows:

                                                    Gross          Gross       Fair
                                                  unrealized    unrealized    market
                                         Cost       gains         losses      value
                                        ------      -----         ------      ------
              2003:

Available-for-sale securities:
Bonds                                   $4,513      $ 181         $ (71)      $4,623
                                        ======      =====         =====       ======

              2002:

Trading securities:
Bonds                                   $7,821      $   -         $ (20)      $7,801
Investment in limited partnership        1,020          -            (2)       1,018
                                        ------      -----         -----       ------
                                        $8,841      $   -         $ (22)      $8,819
                                        ======      =====         =====       ======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE E (CONTINUED)

       Proceeds from the sale of available-for-sale and trading securities and the resulting gross realized gains and losses included in the determination of net income are as follows:

                                        2003         2002         2001
                                       ------       ------       ------
Available-for-sale securities:
  Proceeds                             $6,088       $    -       $    -
  Gross realized gains                     12            -            -
  Gross realized losses                    (2)           -            -
Trading securities:
  Proceeds                             $  767       $2,933       $2,564
  Gross realized gains                      -            8            -
  Gross realized losses                  (252)          (1)          (2)

    Effective April 1, 2002, the Company transferred the Company's bond portfolio formerly classified as trading securities to available securities for sale due to a change in the Company's investment strategies. As required by FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the transfer of these securities between categories of investments has been accounted for at fair value and the unrealized holding loss previously recorded through April 1, 2002 of $20 from the trading category has not been reversed. The unrealized gain for the fiscal year ended March 30, 2003 totaling $64 net of income taxes has been included as a component of comprehensive income. Investments classified as trading securities are recorded at fair value and the unrealized gains or losses are recognized as a component of investment and other income in the consolidated statement of operations. During the fiscal year ended March 30, 2003, the Company liquidated its investment in limited partnership and received proceeds of $767 and recorded a loss of $252 which is included as a component of investment and other income in the accompanying consolidated statement of operations for the fiscal year ended March 30, 2003.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE F - PROPERTY AND EQUIPMENT, NET

    Property and equipment consist of the following:

                                                    MARCH 30,      March 31,
                                                      2003           2002
                                                    ---------      ---------
Construction-in-progress                             $     31       $    842
Land                                                    1,665          1,665
Building and improvements                               2,255          2,245
Machinery, equipment, furniture and fixtures            5,297          6,602
Leasehold improvements                                  4,042          7,201
                                                     --------       --------

                                                       13,290         18,555
Less: accumulated depreciation and amortization         7,027          9,630
                                                     --------       --------

                                                     $  6,263       $  8,925
                                                     ========       ========

    Depreciation expense on property and equipment was $1,907, $1,661 and $1,791 for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001, respectively.

    1.   Sales of Restaurants

         On April 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retained the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 has broadened the definition of discontinued operations to include components of an entity whose cash flows are clearly identifiable as compared to a segment of a business. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant that it sells, abandons or otherwise disposes of where the Company will have no further involvement in such restaurant's operations.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE F (CONTINUED)

         During the fiscal year ended March 30, 2003, the Company sold three Company-owned restaurants for a total of $591,000. In August 2002, an operating restaurant, which had been classified as held for sale at March 31, 2002, was sold to a non-franchisee for $75,000. In October 2002, a non-operating restaurant, which had been classified as held for sale was sold to a non-franchisee for $466,000 and an operating restaurant was sold to a franchisee in exchange for a $50,000 note. As these restaurants were either classified as held-for-sale prior to the adoption of SFAS No. 144 or the Company has a continuing stream of cash flows in the case of the franchised restaurant, the results of operations for the Company-operated restaurants that were sold are included as a component of continuing operations in the accompanying consolidated statements of operations for the fiscal year ended March 30, 2003. In December 2002, the Company abandoned the operations of one Company-owned restaurant pursuant to a lease termination agreement with the landlord. The results of operations for this restaurant have been classified as discontinued operations as the Company does not have any continuing involvement or a continuing stream of cash flows with this restaurant.

         As discussed in Note F-2 below, during fiscal 2003, the Company also abandoned the operations of seven company-operated restaurants located within certain Home Depot Improvement Centers. Pursuant to SFAS
         No. 144, the results of operations for all seven of these restaurants have been presented as discontinued operations in the accompanying consolidated statement of operations, as the Company has no continuing involvement or cash flows relating to any of these restaurants.

         During the fiscal year ended March 31, 2002, the Company sold two company-owned restaurants and a non-restaurant property for total proceeds of $3,348. The Company recognized a gain of $1,226 in connection with these sales.

         In May 2001, the Company completed the sale of a restaurant property for approximately $1,500 pursuant to an order of condemnation by the State of Florida. The fair value of the assets (which approximated the carrying value) was included in the current portion of assets available for sale at March 25, 2001. Concurrent with the sale, the Company satisfied the related note payable of approximately $793 plus accrued interest, and accordingly, had classified the remaining balance at March 25, 2001 as current in the consolidated balance sheet. The Company appealed the value of this property and on November 19, 2001, an Order was entered by the Circuit Court of the 11th Judicial Circuit of Florida in and for Miami-Dade County pursuant to which the State of Florida Department of Transportation was ordered to pay to the Company, an aggregate value of $2,350, plus legal fees in the amount of $253 in connection with the condemnation by the State of Florida of the restaurant. The additional proceeds received by the Company of approximately $850 is recorded as a component of "investment and other income" in the accompanying consolidated statement of operations.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE F (CONTINUED)

    2.   Food Service License Termination Within Home Depot Stores

         In August 2002, the Company received written notice from Home Depot U.S.A., Inc. ("Home Depot") that Home Depot terminated seven License Agreements with the Company pursuant to which the Company operated Nathan's restaurants in certain Home Depot Improvement Centers. In accordance with the termination notices, the Company ceased its operations in all seven Home Depot locations during the fiscal year ended March 30, 2003.

         Pursuant to SFAS No. 144, the results of operations for all seven of these restaurants, have been presented as discontinued operations in the accompanying consolidated statement of operations as the Company has no continuing involvement or cash flows relating to any of these restaurants. The Company revised the estimated useful lives of these assets to reflect the shortened useful lives and recorded additional depreciation expense of approximately $428 during the fiscal year ended March 30, 2003. Pursuant to the termination provisions of certain of the lease agreements with Home Depot, the Company received payments of $184.

         Following is a summary of the results of operations for these seven restaurants for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001:

                                          2003       2002      2001
                                        -------    -------   -------
Revenues                                $ 3,096    $ 4,099   $ 3,990
                                        =======    =======   =======

(Loss) income before income taxes (A)   $  (166)   $   316   $   262
                                        =======    =======   =======

(A) - (Loss) income before income taxes for the fiscal year ended March 30, 2003 includes additional depreciation expense of $428, as a result of revising the estimated useful lives of these restaurants.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE F (CONTINUED)

    3.   Discontinued Operations

         As described in Notes F-1 and F-2 above, the Company has classified the results of eight restaurants as discontinued operations in accordance with SFAS No. 144. The following is a summary of the results of operations for these eight restaurants for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001:

                                          2003       2002      2001
                                        -------    -------   -------
Revenues                                $ 3,543    $ 4,857   $ 4,947
                                        =======    =======   =======

(Loss) income before income taxes (A)   $  (206)   $  (238)  $    35
                                        =======    =======   =======

(A) - (Loss) income before income taxes for the fiscal year ended March 30, 2003 includes additional depreciation expense of $428, as a result of revising the estimated useful lives of these restaurants.

         At March 30, 2003, in accordance with SFAS No. 144, the Company has classified the net fixed assets of four restaurants as held for sale in the accompanying consolidated balance sheet.

NOTE G - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following:

                                                       MARCH 30,  March 31,
                                                         2003       2002
                                                        ------     ------
Payroll and other benefits                              $1,324     $1,455
Professional and legal costs                               349        407
Self-insured retention                                     596      1,346
Rent, occupancy and lease reserve termination costs        739        831
Taxes payable                                              556        595
Other                                                    1,378      1,872
                                                        ------     ------

                                                        $4,942     $6,506
                                                        ======     ======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE G (CONTINUED)

    Lease Reserve Termination Costs

    In connection with the Company's acquisition of Miami Subs, Nathan's planned to permanently close 18 under-performing company-owned restaurants, Nathan's expected to abandon or sell the related assets at amounts below the historical carrying amounts recorded by Miami Subs. In accordance with APB No. 16 "Business Combinations", the write-down of these assets was reflected as part of the purchase price allocation. To date the Company has closed or sold 17 units. The Company continues to market the remaining property for sale. As of March 30, 2003, the Company has recorded charges to operations of approximately $1,461 ($877 after tax) for lease reserves and termination costs in connection with these properties.

NOTE H - NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

    A summary of notes payable and capitalized lease obligations is as follows:

                                                                         MARCH 30,    March 31,
                                                                           2003         2002
                                                                         ---------    ---------
Note payable to bank at 8.5% through January 2003, 4.5% from February
 2003 through January 2006 and adjusting to prime plus 0.25% in
 February 2006 and 2009 and maturing in 2010                              $ 1,167      $ 1,333
Note payable to bank at 8.75% and maturing in 2003                              -          381
Capital lease obligations and other                                            59           65
                                                                          -------      -------

                                                                            1,226        1,779

Less current portion                                                         (173)        (559)
                                                                          -------      -------

Long-term portion                                                         $ 1,053      $ 1,220
                                                                          =======      =======

    The above notes are secured by the related property and equipment.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE H (CONTINUED)

    In August 2001, Miami Subs entered into an agreement with a franchisee and a bank, which called for the assumption of a note payable by the franchisee and the repayment of an existing note receivable from the franchisee. The Company guarantees the franchisee's note payable with the bank. The Company's maximum obligation for loans funded by the lender was approximately $297 as of March 30, 2003.

    At March 30, 2003, the aggregate annual maturities of notes payable and capitalized lease obligations are as follows:

2004                                                 $   173
2005                                                     173
2006                                                     174
2007                                                     175
2008                                                     175
Thereafter                                               356
                                                     -------
                                                     $ 1,226
                                                     =======

    The Company maintains a $7,500 line of credit with its primary banking institution. Borrowings under the line of credit are intended to be used to meet the normal short-term working capital needs of the Company. The line of credit is not a commitment and, therefore, credit availability is subject to ongoing approval. The line of credit expires on October 1, 2003, and bears interest at the prime rate (4.25% at March 30, 2003). There were no borrowings outstanding under this line of credit as of March 30, 2003.

NOTE I - OTHER EXPENSE (INCOME), NET

    Included in other expense (income), in the accompanying consolidated statements of operations is (i) $232 in lease reserves in connection with four vacant properties for the fiscal year ended March 30, 2003 (ii) the reversal of a previous litigation accrual of ($210) for the fiscal year ended March 31, 2002 and (iii) $463 in lease termination costs for the fiscal year ended March 25, 2001.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE I (CONTINUED)

    During the quarter ended June 24, 2001, the Company reversed an accrual of $210 related to its successful appeal of a previous award in an action entitled: Miami Subs Corporation or MIAMI S V. MURRAY FAMILY TRUST/KENNETH DASH PARTNERSHIP. In this case the court found that Miami Subs breached a fiduciary duty it owed to defendants and awarded the Murray Family Trust $200. Both Miami Subs and defendants appealed the court's decision, and in November 1996, the appeal was argued before the Supreme Court of New Hampshire. In December 1997, the Supreme Court ruled in favor of Miami Subs, vacated the damage award, reversed the award of attorney fees and remanded to a trial court for a determination of damages for the alleged breach of fiduciary duty to the Murray Family Trust. In May 1998, the trial court awarded the Murray Family Trust compensatory damages in the amount of $200, which Miami Subs accrued for on its books. Miami Subs appealed the damage award, and in December 1999, the Supreme Court of New Hampshire heard the second appeal. On February 1, 2001, the Supreme Court of New Hampshire ruled in favor of Miami Subs and vacated the damage award. The plaintiff had the right to further appeal the reversal for a period of 90 days, until May 2, 2001. No further action was taken by the plaintiff and upon passage of the 90-day period the litigation award was reversed into income.

NOTE J - INCOME TAXES

    Income tax provision (benefit) consists of the following for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001:

                        2003           2002        2001
                      -------        -------      -------
Federal
    Current           $     -        $   985      $   865
    Deferred             (281)           (93)         246
                      -------        -------      -------
                         (281)           892        1,111
                      -------        -------      -------
State and local
    Current                46            181          224
    Deferred              (48)           (16)          67
                      -------        -------      -------
                           (2)           165          291
                      -------        -------      -------
                      $  (283)       $ 1,057      $ 1,402
                      =======        =======      =======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE J (CONTINUED)

    Total income tax (benefit) provision for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001 differs from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                               2003       2002       2001
                                                                              -------    -------    -------
Computed "expected" tax (benefit) expense                                     $  (609)   $   833    $ 1,016
Nondeductible amortization                                                         99        169        222
Impairment on nondeductible favorable lease intangible assets                      87          -          -
State and local income taxes, net of Federal income tax benefit                   140        106        199
Tax-exempt investment earnings                                                    (48)       (68)       (30)
Nondeductible meals and entertainment and other                                    48         17         (5)
                                                                              -------    -------    -------
                                                                              $  (283)   $ 1,057    $ 1,402
                                                                              =======    =======    =======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              MARCH 30,  March 31,
                                                                2003       2002
                                                               -------    -------
Deferred tax assets
    Accrued expenses                                           $   672    $ 1,164
    Allowance for doubtful accounts                                167        291
    Impairment of notes receivable                                 855        256
    Deferred revenue                                               806        978
    Depreciation expense and impairment of long-lived assets     1,152      1,101
    Expenses not deductible until paid                             238        130
    Amortization of intangibles                                    407        105
    Net operating loss and other carryforwards                   1,540        676
    Other                                                          101         59
                                                               -------    -------
             Total gross deferred tax assets                     5,938      4,760
                                                               -------    -------

Deferred tax liabilities
    Amortization of intangibles                                     80        422
    Unrealized gain on marketable securities and income on
        investment in limited partnership                           46        207
    Other                                                          335        320
                                                               -------    -------
             Total gross deferred tax liabilities                  461        949
                                                               -------    -------
             Net deferred tax asset                              5,477      3,811

Less valuation allowance                                          (751)      (525)
                                                               -------    -------
                                                               $ 4,726    $ 3,286
                                                               =======    =======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE J (CONTINUED)

    The determination that the net deferred tax asset of $4,726 and $3,286 at March 30, 2003 and March 31, 2002, respectively, is realizable is based on anticipated future taxable income.

    At March 30, 2003, as result of settling the Miami Subs IRS audits for the years 1991 through 1996, the Company had a net operating loss carryforward ("NOL") of approximately $1,289 remaining (after certain IRS agreed-upon adjustments and other reductions due to expiring losses) which is available to offset future taxable income through 2005 and general business credit carryforwards remaining of approximately $120 which may be used to offset liabilities through 2008. These losses and credits are subject to limitations imposed under the Internal Revenue Code pursuant to Sections 382 and 383 regarding changes in ownership. As a result of these limitations, the Company has recorded a valuation allowance for the Miami Subs loss carryforwards and credits related to the acquisition (See Note L-3). The valuation allowance also includes various state NOL's related to the post-acquisition losses of Miami Subs not utilized on a consolidated basis and carried forward on a state basis.

NOTE K - STOCKHOLDER'S EQUITY, STOCK PLANS AND OTHER EMPLOYEE
           BENEFIT PLANS

    1.   Stock Option Plans

         On December 15, 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"), which provides for the issuance of incentive stock options ("ISO's") to officers and key employees and nonqualified stock options to directors, officers and key employees. Up to 525,000 shares of common stock have been reserved for issuance under the 1992 Plan. The terms of the options are generally ten years, except for ISO's granted to any employee, whom prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the option term will be five years. The exercise price for nonqualified stock options outstanding under the 1992 Plan can be no less than the fair market value, as defined, of the Company's common stock at the date of grant. For ISO's, the exercise price can generally be no less than the fair market value of the Company's common stock at the date of grant, with the exception of any employee who prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the exercise price can be no less than 110% of fair market value of the Company's common stock at the date of grant.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE K (CONTINUED)

         On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the "Directors' Plan"), which provides for the issuance of nonqualified stock options to nonemployee directors, as defined, of the Company. Under the Directors' Plan, 200,000 shares of common stock have been authorized and issued pursuant to the Directors' Plan. Options awarded to each nonemployee director are fully vested, subject to forfeiture under certain conditions and shall be exercisable upon vesting.

         In April 1998, the Company adopted the Nathan's Famous Inc. 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 500,000 shares of common stock have been reserved for issuance under the 1998 Plan.

         In June 2001, the Company adopted the Nathan's Famous Inc. 2001 Stock Option Plan (the "2001 Plan"), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 350,000 shares of common stock have been reserved for issuance under the 2001 Plan.

         In June 2002, the Company adopted the Nathan's Famous Inc. 2002 Stock Incentive Plan (the "2002 Plan"), which provides for the issuance of nonqualified stock options or restricted stock awards to directors, officers and key employees. Up to 300,000 shares of common stock have been reserved for issuance under the 2002 Plan.

         The 1992 Plan expired with respect to the granting of new options on December 2, 2002. The 1998 Plan, the 2001 Plan, the 2002 Plan and the Directors' Plan expire on April 5, 2008, June 13, 2011, June 17, 2012 and December 31, 2004, respectively, unless terminated earlier by the Board of Directors under conditions specified in the Plan.

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE K (CONTINUED)

    2.   Warrants

         In November 1993, the Company granted to its Chairman and Chief Executive Officer a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $9.71 per share, representing 105% of the market price of the Company's common stock on the date of grant, which exercise price was reduced on January 26, 1996 to $4.50 per share. The shares vested at a rate of 25% per annum commencing November 1994 and the warrant expires in November 2003.

         On July 17, 1997, the Company granted to its Chairman and Chief Executive Officer a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $3.50 per share, representing the market price of the Company's common stock on the date of grant. The shares vested at a rate of 25% per annum commencing July 17, 1998 and the warrant expires in July 2007.

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE K (CONTINUED)

         A summary of the status of the Company's stock option plans and warrants, excluding warrants issued to former shareholders of Miami Subs, at March 30, 2003, March 31, 2002 and March 25, 2001 and changes during the fiscal years then ended is presented in the tables and narrative below:

                                                2003                      2002                       2001
                                       ----------------------    ------------------------   ----------------------
                                                    WEIGHTED-                  Weighted-                 Weighted-
                                                     AVERAGE                    average                   average
                                                    EXERCISE                   exercise                  exercise
                                        SHARES        PRICE       Shares         price        Shares       price
                                       ---------    ---------    ---------    -----------   ---------    ---------
Options outstanding - beginning
  of year                              1,821,146    $    4.29    1,514,209    $      3.86   1,614,924    $    4.79

  Granted                                 40,000         3.96      307,000           3.20           -            -
  Expired                               (106,897)        7.32          (63)          6.20    (100,715)       10.60
                                       ---------                 ---------                  ---------

Options outstanding - end of year      1,754,249         4.01    1,821,146           4.29   1,514,209         3.86
                                       =========                 =========                  =========

Options exercisable - end of year      1,502,124                 1,367,479                  1,220,876
                                       =========                 =========                  =========

Weighted-average fair value of
    options granted                                 $    2.19                 $      1.30                $       -
                                                    =========                 ===========                =========

Warrants outstanding - beginning
  of year                                318,750    $    4.62      368,750    $      4.53     401,200    $    5.66
Expired                                        -            -      (50,000)          3.94     (32,450)       18.61
                                       ---------                 ---------                  ---------

Warrants outstanding - end of year       318,750         4.62      318,750           4.62     368,750         4.53
                                       ---------                 ---------                  ---------

Warrants exercisable - end of year       318,750                   318,750                    368,750
                                       =========                 =========                  =========
Weighted-average fair value of
  warrants granted                                  $       -                 $         -                $       -
                                                    =========                 ===========                =========

         At March 30, 2003, 413,500 common shares were reserved for future stock option grants.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE K (CONTINUED)

         The following table summarizes information about stock options and warrants (excluding warrants issued to the Miami Subs shareholders as part of the merger consideration) at March 30, 2003:

                                                                                             Options and
                                     Options and warrants outstanding                    warrants exercisable
                             --------------------------------------------------       --------------------------
                                                  Weighted-           Weighted-                        Weighted-
                                Number             average             average           Number         average
    Range of                 outstanding          remaining           exercise        exercisable      exercise
 exercise prices              at 3/30/03      contractual life          price          at 3/30/03        price
----------------              ---------       ----------------        --------        -----------      --------
$ 3.19 to $ 4.00              1,499,558              5.8              $   3.36         1,247,433       $   3.37
  4.01 to   6.60                507,691              1.7                  5.18           507,691           5.18
  6.61 to  22.25                 65,750              1.4                 14.99            65,750          14.99
                              ---------              ---               -------         ---------       --------

$ 3.19 to$ 22.25              2,072,999              4.7              $   4.18         1,820,874       $   4.30
                              =========              ===              ========         =========       ========

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

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE K (CONTINUED)

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

         Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company has reserved 10,130,741 shares of Common Stock for issuance upon exercise of the Rights.

    4.   Stock Repurchase Plan

         On September 14, 2001, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. As part of the stock repurchase plan, on April 10, 2002, the Company repurchased 751,000 shares of the Company's common stock for aggregate consideration of $2,741 in a private transaction with a stockholder. The Company completed its initial Stock Repurchase Plan at a cost of approximately $3,670 during the fiscal year ended March 30, 2003. On October 7, 2002, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 additional shares of the Company's common stock. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. The Company expects to fund these stock repurchases from its operating cash flow. Through March 30, 2003, 641,238 additional shares have been repurchased at a cost of approximately $2,323.

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

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE K (CONTINUED)

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

         The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement has been extended annually through December 31, 2002, based on the original terms, and no nonrenewal notice has been given as of May 23, 2003. The agreement provides for annual compensation of $275 plus certain other benefits. In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

         The Company and the President of Miami Subs, pursuant to the merger agreement, entered into an employment agreement on September 30, 1999 for a period commencing on September 30, 1999 and ending on September 30, 2002. The agreement provides for annual compensation of $200 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. No nonrenewal notice has been given as of May 23, 2003. The agreement includes a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined. In the event a nonrenewal notice is delivered, the Company must pay the officer an amount equal to the employee's base salary as then in effect.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE K (CONTINUED)

         The Company and one executive of Miami Subs entered into a change of control agreement effective November 1, 2001 for annual compensation of $130 per year. The agreement additionally includes a provision under which the executive has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

         The Company and one executive of Miami Subs entered into an employment agreement effective as of July 1, 2001 for a period commencing on the date of the agreement and ending in July 2003 and for compensation of $125 per year. In March 2003, the Company notified the executive that it did not intend to renew the employment agreement with the employee. The Company and another executive of Miami Subs entered into an employment agreement effective August 1, 2001 for a period commencing on the date of the agreement and ending on September 30, 2003 and for compensation at $90 per year. Each agreement also provides for certain other benefits. Each agreement additionally includes a provision under which the executive has the right to terminate the agreement and receive payment equal to the employee's annual compensation upon a change in control, as defined.

         Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company upon 30-days' prior written notice by the Company in the event of disability or "cause," as defined in each agreement.

    6.   401(k) Plan

         The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21 who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 15% of their total annual salary. Company contributions are discretionary. Beginning with the plan year ending February 28, 1994, the Company elected to match contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee's total annual salary. Employer contributions for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001 were $25, $36 and
         $25, respectively.

    7.   Other Benefits

         The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE L - COMMITMENTS AND CONTINGENCIES

    1.   Commitments

         The Company's operations are principally conducted in leased premises. The leases generally have initial terms ranging from 5 to 20 years and usually provide for renewal options ranging from 5 to 20 years. Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance). Certain of the leases require additional (contingent) rental payments if sales volumes at the related restaurants exceed specified limits. As of March 30, 2003, the Company has noncancelable operating lease commitments, net of certain sublease rental income, as follows:

                                   Lease             Sublease           Net lease
                                commitments           income           commitments
                                -----------          --------          -----------
2004                             $   4,204           $  1,969            $ 2,235
2005                                 4,110              1,928              2,182
2006                                 3,931              1,816              2,115
2007                                 3,753              1,682              2,071
2008                                 3,132              1,390              1,742
Thereafter                           6,527              3,821              2,706
                                 ---------            ------             -------

                                 $  25,657           $ 12,606            $13,051
                                 =========           ========            =======

         Aggregate rental expense, net of sublease income, under all current leases amounted to $2,340, $2,734 and $3,549 for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001, respectively.

         The Company also owns or leases sites, which it leases or subleases to franchisees which expire on various dates through 2016 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

         The Company also subleases non-Miami Subs locations to third parties. Such sub-leases provide for minimum annual rental payments by the Company aggregating approximately $2,179 and expire on various dates through 2010 exclusive of renewal options.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE L (CONTINUED)

         Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense was approximately $88, $129 and $123 for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001, respectively.

         The Company guarantees certain equipment financing for franchisees with a third-party lender. The Company's maximum obligation, should the franchisees default on the required monthly payment to the third-party lender, for loans funded by the lender, as of March 30, 2003, was approximately $707. The equipment financing expires at various dates through fiscal 2008.

         The Company also guarantees a franchisee's note payable with a bank. The note payable matures in fiscal 2007. The Company's maximum obligation, should the franchisee default on the required monthly payments to the bank, for loans funded by the lender, as of March 30, 2003, was approximately $297.

    2.   Contingencies

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

         Nathan's Famous, Inc. and Nathan's Famous Operating Corp. were named as two of three defendants in an action commenced in July 2001, in the Supreme Court of New York, Westchester County. According to the amended complaint, the plaintiffs, a minor and her mother, sought damages in the amount of $17 million against Nathan's Famous and Nathan's Famous Operating Corp. and one of Nathan's Famous' former employees claiming that the Nathan's entities failed to properly supervise minor employees, failed to monitor its supervisory personnel, and were negligent in hiring, retaining and promoting the individual defendant, who allegedly molested, harassed and raped the minor plaintiff, who was also an employee. On May 29, 2002, as a result of a mediation, this action was settled, subject to court approval. The court approved the original settlement and on September 9, 2002, the plaintiffs were paid $659 of which $650 had been accrued as of March 31, 2002.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE L (CONTINUED)

         Nathan's Famous was served on January 10, 2003 with a summons in connection with an action commenced by Mitchell Putterman and Michael Pellegrino in the Supreme Court of New York, Suffolk County seeking damages of $1,000 for claims of breach of contract and fraud in connection with a letter of intent with the Company's subsidiary, NF Roasters of Commack, Inc. Although the letter of intent contains specific disclaimer language stating that it did not convey any rights or obligations and contemplated the execution of a management agreement, which was never executed, plaintiffs purport nonetheless to have certain claims in connection therewith. The Company had served a notice of appearance and demand for a complaint. On March 31, 2003, this action was dismissed without prejudice by stipulation.

         The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

    3.   Miami Subs Tax Audit

         As a result of the Miami Subs acquisition, the Company obtained a net operating loss carryforward of approximately $5,900 and a general business credit carryforward of approximately $274. The Miami Subs Federal income tax returns for all fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service. In January 2002, the Miami Subs tax audit was settled with the IRS Appeals Office. The settlement resulted in a reduction of the net operating loss carryforward to $4,004 and an adjustment to the general business credit to $300. Each of these carryforwards were subject to reductions due to various expiration dates. In addition to these adjustments, the Company made tax and interest payments totaling $344 in full settlement of the audit. As of March 30, 2003, the remaining net operating loss carryforward is $1,289 and the remaining general business credit is $120. These losses and credits are subject to limitations imposed under the Internal Revenue Code pursuant to sections 382 and 383 regarding changes in ownership. As a result of these limitations, the Company has recorded a valuation allowance for the remaining Miami Subs loss carryforwards and credits related to the acquisition. The valuation allowance also includes various state NOL's related to the post-acquisition losses of Miami Subs not utilized on a consolidated basis and carried forward on a state basis.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE M - RELATED PARTY TRANSACTIONS

    As of March 30, 2003, Miami Subs leased two restaurant properties from Kavala, Inc., a private company owned by Gus Boulis, a former shareholder of Miami Subs. Future minimum rental commitments due to Kavala at March 30, 2003 under these existing leases was approximately $1,074. Rent expense under these two leases amounted to $198, $182 and $181 for the fiscal years ended March 30, 2003, March 31, 2002 and March 25, 2001, respectively.

    Mr. Donald L. Perlyn has been an officer of Miami Subs since 1990, a Director since 1997 and President and Chief Operating Officer since July 1998. Mr. Perlyn has been a director of Nathan's since October 1999. Mr. Perlyn served as a member of the Board of Directors of Arthur Treacher's, Inc. until March 2002 when Arthur Treacher's, Inc. was sold in a private transaction. Miami Subs has been granted certain exclusive co-branding rights by Arthur Treacher's, Inc. and Mr. Perlyn had been granted options to acquire approximately 175,000 shares of Arthur Treacher's, Inc. common stock. These options were converted into options of the entity that sold Arthur Treacher's, Inc.

NOTE N - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of fiscal 2003, the Company's management continued to monitor and evaluate the collectibility and potential impairment of its assets, in particular, notes receivable, certain fixed assets and certain intangible assets. In connection therewith, impairment charges on certain notes receivable of $883 and impairment charges on fixed assets of $896 were recorded in the fourth quarter. It is management's opinion that these adjustments are properly recorded in the fourth quarter based upon the facts and circumstances that became available in that period.

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 30, 2003, March 31, 2002 and March 25, 2001

NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     First         Second          Third         Fourth
                                                    Quarter        Quarter        Quarter       Quarter
                                                    -------        -------        -------       -------
FISCAL YEAR 2003
TOTAL REVENUES (a)                                $     9,666    $     9,565   $     7,536    $     7,163
GROSS PROFIT (a), (b)                                   2,397          2,665         1,674          1,434
NET (LOSS) INCOME                                     (11,992)           110          (106)        (1,980)
                                                  ===========    ===========   ===========    ===========

PER SHARE INFORMATION
NET (LOSS) INCOME PER SHARE
  BASIC (c)                                       $     (1.89)   $       .02   $      (.02)   $      (.36)
                                                  ===========    ===========   ===========    ===========
  DILUTED (c)                                     $     (1.89)   $       .02   $      (.02)   $      (.36)
                                                  ===========    ===========   ===========    ===========

SHARES USED IN COMPUTATION OF NET (LOSS) INCOME
    PER SHARE
    BASIC (c)                                       6,354,000      6,105,000     5,878,000      5,568,000
                                                  ===========    ===========   ===========    ===========
    DILUTED (c)                                     6,354,000      6,229,000     5,878,000      5,568,000
                                                  ===========    ===========   ===========    ===========

Fiscal Year 2002
Total revenues (a)                                $    10,558    $    10,591   $     9,184    $     9,209
Gross profit (a), (b)                                   2,514          2,820         1,960          1,862
Net income (loss)                                         962            654           263           (630)
                                                  ===========    ===========   ===========    ===========

Per share information
Net income (loss) per share
  Basic (c)                                       $       .14    $       .09   $       .04    $      (.09)
                                                  ===========    ===========   ===========    ===========
  Diluted (c)                                     $       .14    $       .09   $       .04    $      (.09)
                                                  ===========    ===========   ===========    ===========

Shares used in computation of net income (loss)
  per share
    Basic (c)                                       7,065,000      7,065,000     7,038,000      7,024,000
                                                  ===========    ===========   ===========    ===========
    Diluted (c)                                     7,084,000      7,080,000     7,062,000      7,024,000
                                                  ===========    ===========   ===========    ===========

(a) Quarterly results have been adjusted to reflect the results of operations of restaurants that are classified as discontinued operations at March 30, 2003 as discontinued operations for all periods presented

(b)  Gross profit represents the difference between sales and cost of sales.

(c) The sum of the quarters does not equal the full year per share amounts included in the accompanying consolidated statements of operations due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

THE BELOW REPORT OF ARTHUR ANDERSEN LLP ("ANDERSEN") IS A COPY OF THE PREVIOUSLY ISSUED REPORT OF ANDERSEN AND THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN.

                          REPORT OF INDEPENDENT PUBLIC
                             ACCOUNTANTS ON SCHEDULE

To Nathan's Famous, Inc. and Subsidiaries:

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Nathan's Famous, Inc. and subsidiaries, included in this Form 10-K and have issued our report thereon dated June 14, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Melville, New York
June 14, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   COL. A                          COL. B            COL. C                     COL. D         COL. E
-------------------------------------------      ----------  ----------------------------     -----------   -------------
                                                                 (1)            (2)
                                                              Additions
                                                 Balance at  charged to      Additions
                                                 beginning    costs and      charged to                       Balance at
                Description                      of period    expenses     other accounts     Deductions    end of period
-------------------------------------------      ---------   ----------    --------------     -----------   -------------
FIFTY-THREE WEEKS ENDED MARCH 30, 2003
ALLOWANCE FOR DOUBTFUL ACCOUNTS - NOTES AND
  ACCOUNTS RECEIVABLE                               $644        $ 82        $     -           $    308(a)       $418
                                                    ====        ====        =======           ========          ====
  LEASE RESERVE AND TERMINATION COSTS               $336        $209        $     -           $     16(d)       $529
                                                    ====        ====        =======           ========          ====

Fifty-three weeks ended March 31, 2002
Allowance for doubtful accounts - notes and
  accounts receivable                               $880        $267        $    27(b)        $    530(a)       $644
                                                    ====        ====        =======           ========          ====
  Lease reserve and termination costs               $678        $ 30        $     -           $    372(d)       $336
                                                    ====        ====        =======           ==========        ====

Fifty-two weeks ended March 25, 2001
Allowance for doubtful accounts - notes and
  accounts receivable                               $809        $191        $    27 (b)       $    147(a)       $880
                                                    ====        ====        =======           ========          ====
  Lease reserve and termination costs               $974        $463        $   801 (c)       $  1,560(d)       $678
                                                    ====        ====        =======           ========          ====

(a) Uncollectible amounts written off

(b) Provision charged to advertising fund

(c) Lease termination charge to purchase accounting

(d) Payment of lease termination and other costs