Form 10-Q
period 2002-06-29
NATHANS FAMOUS INC
filed 2003-08-12
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended JUNE 29, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

At June 29, 2003, an aggregate of 5,366,364 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (Unaudited)                        3

              Consolidated Balance Sheets - June 29, 2003 and
              March 30, 2003                                                       3

              Consolidated Statements of Operations - Thirteen Weeks
              Ended June 29, 2003 and June 30, 2002                                4

              Consolidated Statement of Stockholders' Equity -
              Thirteen Weeks Ended June 29, 2003                                   5

              Consolidated Statements of Cash Flows -Thirteen Weeks
              Ended June 29, 2003 and June 30, 2002                                6

              Notes to Consolidated Financial Statements                           7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 13

Item 3.       Qualitative and Quantitative Disclosures about Market Risk          16

Item 4.       Controls and Procedures                                             17

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                   18

Item 4.       Submission of Matter to a Vote of Security Holders                  18

Item 6.       Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                        19


                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                            June           March
                                                                                          29, 2003       30, 2003
                                                                                          --------       --------
                                                                                         (Unaudited)
Current assets:
       Cash and cash equivalents including  restricted cash
          of $83 and $83, respectively                                                    $  1,858       $  1,415
       Marketable securities                                                                 5,229          4,623
       Notes  and accounts receivable, net                                                   3,076          2,607
       Inventories                                                                             382            389
       Assets held for sale                                                                    265            799
       Prepaid expenses and other current assets                                               557            642
       Deferred income taxes                                                                 2,079          2,079
                                                                                          --------       --------
               Total current assets                                                         13,446         12,554

Notes receivable, net                                                                          877            740
Property and equipment, net                                                                  6,136          6,263
Goodwill                                                                                        95             95
Intangible assets, net                                                                       3,254          3,319
Deferred income taxes                                                                        2,630          2,647
Other assets, net                                                                              260            268
                                                                                          --------       --------
                                                                                          $ 26,698       $ 25,886
                                                                                          ========       ========
Current liabilities:
       Current maturities of notes payable and capital lease obligations                  $    173       $    173
       Accounts payable                                                                      1,150          1,377
       Accrued expenses and other current liabilities                                        5,059          4,942
       Deferred franchise fees                                                                 131            127
                                                                                          --------       --------
               Total current liabilities                                                     6,513          6,619

       Notes payable and capital lease obligations, less current maturities                  1,010          1,053
       Other liabilities                                                                     2,244          1,831
                                                                                          --------       --------
               Total liabilities                                                             9,767          9,503
                                                                                          --------       --------
Stockholders' equity:
       Common stock, $.01 par value - 30,000,000 shares authorized;
          7,065,202 shares issued; 5,366,364 and 5,423,964 shares outstanding
          at June 29, 2003 and March 30, 2003, respectively                                     71             71
       Additional paid-in capital                                                           40,746         40,746
       Accumulated deficit                                                                 (17,761)       (18,505)
       Accumulated other comprehensive income                                                   79             64
                                                                                          --------       --------
                                                                                            23,135         22,376
       Treasury stock at cost, 1,698,838 and 1,641,238 at June 29, 2003
         and March 30, 2003, respectively                                                   (6,204)        (5,993)
                                                                                          --------       --------
               Total stockholders' equity                                                   16,931         16,383
                                                                                          --------       --------
                                                                                          $ 26,698       $ 25,886
                                                                                          ========       ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      Thirteen weeks ended June 29, 2003 and June 30, 2002 (In thousands, except per share amounts)
                                   (Unaudited)


                                                                              2003          2002
                                                                              ----          ----
Sales                                                                      $  6,335      $  7,111
Franchise fees and royalties                                                  1,561         1,542
License royalties                                                               870           811
Investment and other income                                                     188           127
Interest income                                                                  64            75
                                                                           --------      --------
           Total revenues                                                     9,018         9,666
                                                                           --------      --------
Costs and expenses:
    Cost of sales                                                             4,335         4,714
    Restaurant operating expenses                                             1,182         1,468
    Depreciation and amortization                                               257           355
    Amortization of intangible assets                                            65            70
    General and administrative expenses                                       1,919         2,102
    Interest expense                                                             14            39
    Impairment charge on long-lived assets                                       --           421
                                                                           --------      --------
           Total costs and expenses                                           7,772         9,169
                                                                           --------      --------
Income from continuing operations before income taxes                         1,246           497
Provision for income taxes                                                      502           205
                                                                           --------      --------
           Income from continuing operations                                    744           292
Discontinued operations
   Income from discontinued operations before income taxes                       --            89
   Provision for income taxes                                                    --            35
                                                                           --------      --------
           Income from discontinued operations                                   --            54
Income from operations before cumulative effect of change in
   accounting principle                                                         744           346
Cumulative effect of change in accounting principle, net of
   income tax benefit of $854 in 2002                                            --       (12,338)
                                                                           --------      --------
Net income (loss)                                                          $    744      $(11,992)
                                                                           ========      ========
PER SHARE INFORMATION
Basic  income (loss) per share
   Income from continuing operations                                       $   0.14      $   0.04
   Income from discontinued operations                                         0.00          0.01
   Cumulative effect of change in accounting principle                         0.00         (1.94)
                                                                           --------      --------
   Net income (loss)                                                       $   0.14      $  (1.89)
                                                                           ========      ========
Diluted income (loss) per share
   Income from continuing operations                                       $   0.14      $   0.04
   Income from discontinued operations                                         0.00          0.01
  Cumulative effect of change in accounting principle                          0.00         (1.87)
                                                                           --------      --------
   Net income (loss)                                                       $   0.14      $  (1.82)
                                                                           ========      ========
Weighted average shares used in computing per share information
   Basic                                                                      5,370         6,354
                                                                           ========      ========
   Diluted                                                                    5,478         6,573
                                                                           ========      ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Thirteen weeks ended June 29, 2003
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                    Accumulated
                                                                      Other
                                          Additional                Comprehen-                 Treasury         Total
                     Common      Common    Paid-in    Accumulated      sive       Treasury       Stock,     Stockholders'
                     Shares      Stock     Capital      Deficit       Income        Shares      at cost         Equity
                     ------      -----     -------      -------       ------        ------      -------         ------
Balance at
March 30, 2003       7,065,202    $71     $40,746     $(18,505)        $64       1,641,238      $(5,993)      $16,383

Purchase of
treasury stock                                                                      57,600         (211)         (211)

Comprehensive
earnings:

Net income                                                 744                                                    744

Unrealized gains
on available for
sale securities,
net of tax
provision of $11                                                        15                                         15
                     ---------   ---      -------     --------         ---       ---------      -------       -------
Balance at
June 29, 2003        7,065,202   $71      $40,746     $(17,761)        $79       1,698,838      $(6,204)      $16,931
                     =========   ===      =======     ========         ===       =========      =======       =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              Thirteen weeks ended June 29, 2003 and June 30, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                                     2003          2002
                                                                                     ----          ----
Cash flows from operating activities:
      Net income (loss)                                                           $    744       $(11,992)
      Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
                 Cumulative effect of change in accounting principle, net of
                    deferred taxes                                                      --         12,338
                 Depreciation and amortization                                         257            410
                 Amortization of intangible assets                                      65             70
                 Amortization of bond premium                                           14             33
                 Provision for doubtful accounts                                        13             74
                 Loss (gain) on sale of available for sale securities                    5            (10)
                 Gain on sale of restaurant                                            (94)            --
                 Impairment charge on long-lived assets                                 --            421
                 Deferred income taxes                                                   6           (198)

      Changes in operating assets and liabilities:

                 Marketable securities and investment in limited partnership            --             77
                 Notes  and accounts receivable, net                                  (392)          (479)
                 Inventories                                                             7             51
                 Prepaid expenses and other current assets                              85            450
                 Accounts payable and accrued expenses                                (110)        (1,325)
                 Deferred franchise fees                                                 4            (11)
                 Other assets, net                                                       8             --
                 Other non current liabilities                                         304           (170)
                                                                                  --------       --------
                   Net cash provided by (used in) operating activities                 916           (261)
                                                                                  --------       --------
Cash flows from investing activities:

      Proceeds from sale of available for sale securities                              500          3,572
      Purchase of available for sale securities                                     (1,099)          (376)
      Purchase of property and equipment                                              (116)          (116)
      Proceeds from sale of restaurants, net                                           423             --
      Payments received on notes receivable                                             73             87
                                                                                  --------       --------
                   Net cash (used in) provided by investing activities                (219)         3,167
                                                                                  --------       --------
Cash flows from financing activities:

      Repurchase of common stock                                                      (211)        (2,855)
      Principal repayment of borrowings  and obligations under capital leases          (43)           (46)
                                                                                  --------       --------
      Net cash used in financing activities                                           (254)        (2,901)
                                                                                  --------       --------
Net increase in cash and cash equivalents                                              443              5
Cash and cash equivalents, beginning of period                                       1,415          1,834
                                                                                  --------       --------
Cash and cash equivalents, end of period                                          $  1,858       $  1,839
                                                                                  ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for income taxes                                $     22       $     24
                                                                                  ========       ========
      Cash paid during the period for interest                                    $     15       $     40
                                                                                  ========       ========
NONCASH FINANCING ACTIVITIES:
      Loan to franchisee in connection with sale of restaurant                    $    300       $     --
                                                                                  ========       ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 2003
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's" or the "Company") for the thirteen week periods ended June 29, 2003 and June 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

         Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan's Annual Report on Form 10-K for the fiscal year ended March 30, 2003.

NOTE B - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Nathan's has evaluated the effect of adoption on its financial position and results of operations, and it has not had a material impact on the financial position and results of operations of the Company.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. SFAS No. 145 has not had a material impact on the financial position and results of operations of the Company.

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

NOTE C - INCOME FROM CONTINUING OPERATIONS PER SHARE

         Basic income from continuing operations per common share is calculated by dividing income from continuing operations by the weighted-average number of shares outstanding and excludes any dilutive effect of stock options or warrants. Diluted income from continuing operations per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income from continuing operations per common share result from the assumed exercise of stock options and warrants, using the treasury stock method. Income from continuing operations was the controlling number in determining the number of shares outstanding used in the calculation of diluted earnings per share for the quarter ended June 30, 2002.

         The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen week periods ended June 29, 2003 and June 30, 2002, respectively.

THIRTEEN WEEKS

                                                Income from                                           Income from
                                            Continuing Operations          Number of Shares      Continuing Operations
                                               (In thousands)              (In thousands)            Per Share
                                               --------------              --------------            ---------
                                             2003          2002           2003          2002       2003      2002
                                             ----          ----           ----          ----       ----      ----
Basic EPS
   Basic calculation                          $744          $292          5,370         6,354      $0.14    $0.04
   Effect of dilutive employee stock
      options and warrants                      --            --            108           219         --       --
                                              ----          ----          -----         -----      -----   ------
Diluted EPS
   Diluted calculation                        $744          $292          5,478         6,573      $0.14    $0.04
                                              ====          ====          =====         =====      =====   ======


Options and warrants to purchase 835,566 and 902,838 shares of common stock in the thirteen week periods ended June 29, 2003 and June 30, 2002, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods. These options and warrants were still outstanding at the end of the respective periods.

NOTE D - STOCK BASED COMPENSATION

At June 29, 2003, the Company had five stock-based employee compensation plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                      Thirteen Weeks Ended
                                                         (In thousands)
                                                     June. 29,       June 30,
                                                        2003          2002
                                                        ----          ----
Net income (loss), as reported                        $  744       $(11,992)
Deduct: Total stock-based employee
   compensation expense determined under
   fair value-based method for all awards                (41)           (41)
                                                      ------       --------
Pro forma net income (loss)                           $  703       $(12,033)
                                                      ======       ========

Earnings (loss) per Share
     Basic - as reported                              $ 0.14       $  (1.89)
                                                      ======       ========
     Diluted - as reported                            $ 0.14       $  (1.82)
                                                      ======       ========
     Basic - pro forma                                $ 0.13       $  (1.89)
                                                      ======       ========
     Diluted - pro forma                              $ 0.13       $  (1.83)
                                                      ======       ========

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

NOTE E - SALES OF RESTAURANTS

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

         During the thirteen weeks ended June 29, 2003, the Company sold two Company-owned restaurants for total consideration of $713,000 and entered into a management agreement with a franchisee to operate a third Company-owned restaurant. During the fiscal year ended March 30, 2003, the Company sold two Company-operated restaurants and one non-operated restaurant for a total of $591,000, none of which were sold during the thirteen weeks ended June 30, 2002. As these restaurants were either classified as held-for-sale prior to the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") or the Company expects to have a continuing stream of cash flows in the case of the franchised restaurants, the results of operations for these Company-operated restaurants are included in "Income from continuing operations before income taxes" in the accompanying consolidated statements of operations for the thirteen week periods ended June 29, 2003 and June 30, 2002. During the thirteen weeks ended June 29, 2003 and June 30, 2002 restaurant sales were $287,000 and $1,272,000, respectively, from the operation of the two and five restaurants referred to above. The assets associated with the restaurants that were sold during the quarter ended June 29, 2003 were included in assets held for sale in the March 30, 2003 consolidated balance sheet. Results of operations of the eight restaurants that have been abandoned subsequent to the adoption of SFAS No. 144 have been included in results from discontinued operations (See Note F).

The results of operations for these Company-owned restaurants for the thirteen week periods ended June 29, 2003 and June 30, 2002 are as follows (in thousands):

                                      June 29,      June 30,
                                        2003          2002
                                        ----          ----
Sales                                   $287         $1,272
                                        ====         ======
(Loss) from continuing
    operations before income taxes      $(31)        $  (28)
                                        ====         ======

NOTE F - DISCONTINUED OPERATIONS

On April 1, 2002, the Company adopted the provisions of SFAS No. 144. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retained the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amended the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 has broadened the definition of discontinued operations to include components of an entity whose cash flows are clearly identifiable, as compared to a segment of a business. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant that it sells, abandons or otherwise disposes of where the Company has no further involvement in such restaurant's operations. In the case of restaurants to be abandoned, depreciation expense is to be revised based upon the expected remaining useful lives of the affected restaurants. In August 2002, the Company received written notice from Home Depot U.S.A., Inc. ("Home Depot") that Home Depot terminated seven License Agreements with the Company pursuant to which the Company operated Nathan's restaurants in certain Home Depot Improvement Centers. During the second quarter fiscal 2003, the Company revised its depreciation estimate on eight restaurants which were closed during the fiscal year ended March 30, 2003. During the first quarter fiscal 2003, eight Company-owned restaurants which were not considered available for sale at March 31, 2002 were presented as discontinued operations.

         Following is a summary of the results of operations for these eight restaurants for the thirteen week period ended June 30, 2002 (in thousands):

Sales                                                           $1,248
                                                                ======
Income from discontinued operations before income taxes         $   89
                                                                ======

NOTE G - STOCK REPURCHASE PROGRAM

On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to our stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through June 29, 2003, Nathan's purchased 698,838 shares of common stock at a cost of approximately $2,534,000. Subsequent to June 29, 2003, Nathan's purchased an additional 46,681 shares of common stock at a cost of approximately $171,000. To date, Nathan's has purchased a total of 1,745,519 shares of common stock at a cost of approximately $6,375,000. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

NOTE H - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                                            Thirteen Weeks Ended
                                                                (In thousands)
                                                           June. 29,       June 30,
                                                             2003           2002
                                                             ----           ----
Net income (loss)                                            $744         $(11,992)
Unrealized gain on available-for-sale securities,
  Net of tax provision of $11 and $25, respectively            15               35
                                                             ----         --------
Comprehensive income (loss)                                  $759         $(11,957)
                                                             ====         ========

Accumulated other comprehensive income at June 29, 2003 and March 30, 2003 consists entirely of unrealized gains on available-for-sale securities, net of deferred taxes.

NOTE I - COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

         Elizabeth B. Jackson and Joseph Jackson commenced an action, for unspecified damages, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee ("the franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold them harmless against claims asserted and procure an insurance policy which named Miami Subs as an additional insured. Miami Subs has denied any liability to Plaintiffs and has made demand upon the franchisee's insurer to indemnify and defend against the claims asserted. The insurer has agreed to indemnify and defend Miami Subs and has assumed the defense of this action for Miami Subs.

NOTE J - RECLASSIFICATIONS

         Certain reclassifications of prior period balances have been made to conform to the June 29, 2003 presentation.

NOTE K - RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the year ended December 31, 2003.The adoption of SFAS No. 150 has not had, and is not expected to have, a material effect on Nathan's financial position and results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 has not had, and is not expected, to have a material effect on the Nathan's financial position and results of operations.

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

         In addition to plans for expansion through franchising and our Branded Product Program, Nathan's continues to co-brand within its existing restaurant system. Currently, the Arthur Treacher's brand is being sold within 124 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 79 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 81 Miami Subs and Nathan's restaurants.

         At June 29, 2003, our combined system consisted of 349 franchised or licensed units, 9 company-owned units and over 2,500 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 41 states, the District of Columbia and 12 foreign countries. At June 29, 2003, our company-owned restaurant system included seven Nathan's units and two Miami Subs units, as compared to 16 Nathan's units, four Miami Subs units and two Kenny Rogers Roasters units at June 30, 2002.

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

Impairment of Long-Lived Assets

         Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually, and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. During the thirteen week period ended June 30, 2002, we identified three restaurants that had been impaired and recorded impairment charges of approximately $421,000. No restaurants were determined to be impaired during the thirteen weeks ended June 29, 2003.

Impairment of Notes Receivable

         Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. No additional notes receivable were determined to be impaired during the thirteen weeks ended June 29, 2003.

Revenue Recognition

         In the normal course of business, we extend credit to franchisees for the payment of ongoing royalties and to trade customers of our Branded Product Program. Notes and accounts receivable, net, as shown on our consolidated balance sheets are net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectibility based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectibility of a receivable is doubtful, the associated revenue is not recorded until the facts and circumstances change in accordance with Staff Accounting Bulletin SAB No. 101, "Revenue Recognition."

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 29, 2003 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30,
2002

Revenues from Continuing Operations

         Total sales from continuing operations decreased by 10.9% or $776,000 to $6,335,000 for the thirteen weeks ended June 29, 2003 ("first quarter fiscal 2004") as compared to $7,111,000 for the thirteen weeks ended June 30, 2002 ("first quarter fiscal 2003"). Sales from the Branded Product Program increased by 34.9% to $2,247,000 for the first quarter fiscal 2004 as compared to sales of $1,666,000 in the first quarter fiscal 2003. Company-owned restaurant sales decreased 24.9% or $1,357,000 to $4,088,000 from $5,445,000 primarily due to the operation of five fewer company-owned stores as compared to the prior fiscal year and an 8.9% sales decrease at our comparable restaurants (consisting of seven Nathan's and two Miami Subs restaurants). The sales decline at our comparable restaurants was primarily due to the unseasonable weather experienced in the Northeast during the spring of 2003, where the majority of our Company-owned restaurants are located. The reduction in company-owned stores is the result of our franchising four restaurants and selling one restaurant. The financial impact associated with these five restaurants lowered restaurant sales by $985,000 and lowered restaurant operating profits by $3,000 versus the first quarter fiscal 2003.

         Franchise fees and royalties increased by $19,000 or 1.2% to $1,561,000 in the first quarter fiscal 2004 compared to $1,542,000 in the first quarter fiscal 2003. Franchise royalties decreased by $88,000 or 5.9% to $1,398,000 in the first quarter fiscal 2004 as compared to $1,486,000 in the first quarter fiscal 2003. This decline is due to the decrease in the amount of franchise sales and the increase in royalties deemed unrealizable which are not recognized as revenues, primarily in the South Florida marketplace for the Miami Subs brand, during the first quarter fiscal 2004 as compared to the first quarter fiscal 2003. Domestic franchise restaurant sales decreased by 4.2% to $39,870,000 in the first quarter fiscal 2004 as compared to $41,628,000 in the first quarter fiscal 2003. At June 29, 2003, 349 franchised or licensed restaurants were operating as compared to 354 franchised or licensed restaurants at June 30, 2002. At June 29, 2003, royalties from 44 domestic franchised locations have been deemed unrealizable as compared to 39 domestic franchised locations at June 30, 2002. Franchise fee income derived from new openings and our co-branding activities was $163,000 in the first quarter fiscal 2004 as compared to $56,000 in the first quarter fiscal 2003. This increase was primarily attributable to the increase in the number of franchised units opened between the two periods. During the first quarter fiscal 2004, 10 new franchised units opened and two company-owned restaurants were franchised as compared to one new franchise opening during the first quarter fiscal 2003.

         License royalties were $870,000 in the first quarter fiscal 2004 as compared to $811,000 in the first quarter fiscal 2003. The majority of this increase is attributable to revenues from new license agreements which were partly offset by a decrease in royalties earned from SFG, Inc., (previously known as SMG, Inc.), Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

         Investment and other income increased by $61,000 to $188,000 in the first quarter fiscal 2004 versus $127,000 in the first quarter fiscal 2003. During the first quarter fiscal 2004, Nathan's recognized a net gain of $94,000 primarily in connection with the sale of a company-owned restaurant to a franchisee. In the first quarter fiscal 2003, Nathan's realized a gain of $135,000 in connection with the early termination of a Branded Product Program sales agreement. During the first quarter fiscal 2003, Nathans' investment loss of approximately $100,000 was primarily attributable to the Company's investment in limited partnership, which was liquidated during the third and fourth quarters of fiscal 2003.

         Interest income was $64,000 in the first quarter fiscal 2004 versus $75,000 in the first quarter fiscal 2003 due primarily to lower interest income earned on its notes receivable as a result of the impairment charges recorded during the fiscal year ended March 30, 2003.

Costs and Expenses from Continuing Operations

         Cost of sales from continuing operations decreased by $379,000 from $4,714,000 in the first quarter fiscal 2003 to $4,335,000 in the first quarter fiscal 2004. During the first quarter fiscal 2004, restaurant cost of sales were lower than the first quarter fiscal 2003 by approximately $869,000. Cost of sales were lower by approximately $645,000 as a result of operating fewer company-owned restaurants during the first quarter fiscal 2004. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 60.1% in the first quarter fiscal 2004 as compared to 60.2% in the first quarter fiscal 2003 due primarily to lower labor and related costs which were partly offset by higher food costs. Higher costs of approximately $490,000 were incurred in connection with the growth of our Branded Product Program and higher commodity costs during the first quarter fiscal 2004. Commodity costs of our hot dogs were higher during the first quarter fiscal 2004 than the first quarter fiscal 2003 as a result of supply shortages.

         Restaurant operating expenses decreased by $286,000 from $1,468,000 in the first quarter fiscal 2003 to $1,182,000 in the first quarter fiscal 2004. Restaurant operating costs were lower in the first quarter fiscal 2004 by approximately $345,000, as compared to the first quarter fiscal 2003 as a result of operating fewer restaurants. The reduction in restaurant operating expenses from operating fewer restaurants was partially offset by higher insurance costs during the first quarter fiscal 2004.

         Depreciation and amortization decreased by $98,000 from $355,000 in the first quarter fiscal 2003 to $257,000 in the first quarter fiscal 2004. Depreciation expense was lower by approximately $41,000 as a result of operating fewer company-owned restaurants and $42,000 as a result of the impairment charges on long-lived assets recorded during fiscal 2003.

         Amortization of intangibles was $70,000 in the first quarter fiscal 2003 as compared to $65,000 in the first quarter fiscal 2004.

         General and administrative expenses decreased by $183,000 to $1,919,000 in the first quarter fiscal 2004 as compared to $2,102,000 in the first quarter fiscal 2003. The decrease in general and administrative expenses was due primarily to lower personnel and incentive compensation expense of approximately $96,000 resulting from the implementation of an expense reduction plan and lower bad debts expense of approximately $61,000 which were partially offset by higher professional fees of approximately $53,000.

         Interest expense was $14,000 during the first quarter fiscal 2004 as compared to $39,000 during the first quarter fiscal 2003. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

         Impairment charge on long-lived assets of $421,000 during the first quarter fiscal 2003 represents the write-down relating to three under-performing stores.

Provision for Income Taxes from Continuing Operations

         In the first quarter fiscal 2004, the income tax provision on earnings before cumulative effect of change in accounting principle was $502,000 or 40.3% of income before income taxes as compared to $205,000 or 41.2% of income before income taxes in the first quarter fiscal 2003.

Discontinued operations

         The first quarter fiscal 2003 included the results of operations of eight Company-owned restaurants, all of which were abandoned by March 30, 2003, including seven which were abandoned in connection with the Home Depot early lease terminations. Revenues generated by these eight restaurants were $1,248,000 during the first quarter fiscal 2003. Income before income taxes from these restaurants was $89,000 during the first quarter fiscal 2003.

Cumulative effect of change in accounting principle

         In the first quarter fiscal 2003, we adopted SFAS No. 142, "Accounting for Goodwill and Other Intangibles." In connection with the implementation of this new standard, Goodwill, Trademarks, Trade Names and Recipes were deemed to be impaired and their carrying value was written down by $13,192,000, or $12,338,000, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at June 29, 2003 aggregated $1,858,000, increasing by $443,000 during the first quarter fiscal 2004. At June 29, 2003, marketable securities and investment in limited partnership increased by $606,000 from March 30, 2003 to $5,229,000 and net working capital increased to $6,933,000 from $5,935,000 at March 30, 2003.

         Cash provided by operations of $916,000 in the first quarter fiscal 2004 is primarily attributable to net income of $744,000, non-cash charges of $349,000, including depreciation and amortization of $336,000 and provision for doubtful accounts of $13,000, in addition to decreases in prepaid expenses and other current assets of $85,000 and an increase in other liabilities of $304,000, which were partly offset by a decrease in accounts payable and accrued expenses of $110,000, and an increase in notes and accounts receivable of $392,000.

         Cash used in investing activities of $219,000 is comprised primarily of the purchase of available-for-sale securities of $1,099,000, and capital expenditures of $116,000 which were partly offset from proceeds from the sale of securities of $500,000, proceeds from the sale of restaurants and other fixed assets of $423,000 and repayments on notes receivable of $73,000.

         Cash used in financing activities of $254,000 represents repurchases of 57,600 shares of common stock at a total cost of $211,000 and repayments of notes payable and obligations under capital leases in the amount of $43,000.

         On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to our stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through June 29, 2003, Nathan's purchased 698,838 shares of common stock at a cost of approximately $2,534,000. Subsequent to June 29, 2003, Nathan's purchased an additional 46,681 shares of common stock at a cost of approximately $171,000. To date, Nathan's has purchased a total of 1,745,519 shares of common stock at a cost of approximately $6,375,000. We expect to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

         We expect that we will make additional investments in certain existing restaurants in the future and to fund those investments from our operating cash flow. We do not expect to incur significant capital expenditures to develop new company-owned restaurants through March 29, 2004.

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

         There are currently 32 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. Additionally, there are currently 3 vacant properties which were previously sublet to franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of June 29, 2003 was approximately $818,000.

The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

                                                                   Payments Due by Period
                                                                   ----------------------
                                                    Less than
Cash Contractual Obligations              Total       1 Year     1 - 3 Years   4-5 Years   After 5 Years
----------------------------              -----       ------     -----------   ---------   -------------
Long-Term Debt                            $ 1,125    $   167        $   333      $   333      $   292
Capital Lease Obligations                      58          6             14           17           21
Employment Agreements                       1,061        748            313           --           --
Operating Leases                           25,032      4,234          8,167        6,660        5,971
                                          -------    -------        -------      -------      -------
  Gross Cash Contractual Obligations       27,276      5,155          8,827        7,010        6,284

Sublease Income                            13,879      2,213          4,298        3,558        3,810
                                          -------    -------        -------      -------      -------
   Net Cash Contractual Obligations       $13,397    $ 2,942        $ 4,529      $ 3,452      $ 2,474
                                          =======    =======        =======      =======      =======

                                       Total               Amount of Commitment Expiration Per Period
                                      Amounts        Less than
Other Contractual Commitments        Committed         1 Year    1 - 3 Years    4-5 Years    After 5 Years
-----------------------------        ---------         ------    -----------    ---------    -------------
Loan Guarantees                        $ 818           $ 304       $ 322          $ 192             --
                                       -----           -----       -----          -----          -----
Total Commercial Commitments           $ 818           $ 304       $ 322          $ 192             --
                                       =====           =====       =====          =====          =====

         Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

CASH AND CASH EQUIVALENTS

         We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 29, 2003, Nathans' cash and cash equivalents aggregated $1,858,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $4,600 per annum for each .25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

         We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 29, 2003, the market value of Nathans' marketable investment securities aggregated $5,229,000. Interest income on these marketable investment securities would increase or decrease by approximately $13,100 per annum for each .25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 29, 2003 that are sensitive to interest rate fluctuations (in thousands):

                                         Valuation of securities                          Valuation of securities
                                          Given an interest rate                           Given an interest rate
                                        Decrease of X Basis points        Fair           Increase of X Basis points
                                        --------------------------        ----           --------------------------
                                   (150BPS)       (100BPS)      (50BPS)   Value     +50BPS         +100BPS      +150BPS
                                   --------       --------      -------   -----     ------         -------      -------
Municipal notes and bonds           $5,446         $5,366       $5,287    $5,211     $5,137         $5,065       $4,994
                                    ======         ======       ======    ======     ======         ======       ======

BORROWINGS

         The interest rate on our borrowings are generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At June 29, 2003, total outstanding debt, including capital leases, aggregated $1,183,000 of which $1,125,000 is at risk due to changes in interest rates. The current interest rate is 4.50% per annum and will adjust in January 2006 and 2009 to prime plus .25%. Nathan's also maintains a $7,500,000 credit line which bears interest at the prime rate (4.25% at June 29, 2003). The Company has never borrowed any funds under this line. Accordingly, the Company does not believe that fluctuations in interest rates would have a material impact on its financial results.

COMMODITY COSTS

         The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10% in the cost of our food and paper products for the entire fifty-two weeks ended June 29, 2003 would have increased or decreased cost of sales by approximately $287,000.

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

Item 4. Controls and Procedures

         (a) Under the supervision and with the participation of our Chief Executive Officer ("CEO"), Chief Operating Officer ("COO") and Chief Financial Officer ("CFO") the Company's disclosure controls and procedures were evaluated as of a date 90 days prior to the filing of this report. Based on that evaluation, the Company's CEO, COO and CFO concluded that the company's disclosure controls and procedures were effective.

         (b) Our CEO, COO and CFO are involved in ongoing evaluations of our internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to their last evaluation.

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

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         We and our subsidiaries are from time to time involved in ordinary and routine litigation. We are also involved in the following litigation:

         Elizabeth B. Jackson and Joseph Jackson commenced an action, for unspecified damages, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee ("the franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold them harmless against claims asserted and procure an insurance policy which named Miami Subs as an additional insured. Miami Subs has denied any liability to Plaintiffs and has made demand upon the franchisee's insurer to indemnify and defend against the claims asserted. The insurer has agreed to indemnify and defend Miami Subs and has assumed the defense of this action for Miami Subs.

ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         31.1 Certification of the Chief Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Chief Operating Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

         31.3 Certification of the Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by Howard M. Lorber, CEO, Nathan's Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by Ronald G. DeVos, CFO, Nathan's Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) No reports on Form 8-K were filed during the quarter ended June 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NATHAN'S FAMOUS, INC.


Date: August 12, 2003          By:  /s/Wayne Norbitz
                                    --------------------------------------------
                                    Wayne Norbitz
                                    President and Chief Operating Officer
                                    (Principal Executive Officer)


Date: August 12, 2003          By:  /s/Ronald G. DeVos
                                    --------------------------------------------
                                    Ronald G. DeVos
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)