Form 10-Q
period 2003-09-28
NATHANS FAMOUS INC
filed 2003-11-10
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended SEPTEMBER 28, 2003.

[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ______________to _______________.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At October 31, 2003, an aggregate of 5,287,357 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                    3

         Consolidated Balance Sheets - September 28, 2003 and
         March 30, 2003                                                   3

         Consolidated Statements of Operations - Thirteen Weeks
         Ended September 28, 2003 and September 29, 2002                  4

         Consolidated Statements of Operations - Twenty-six Weeks
         Ended September 28, 2003 and September 29, 2002                  5

         Consolidated Statement of Stockholders' Equity -
         Twenty-six Weeks Ended September 28, 2003                        6

         Consolidated Statements of Cash Flows-Twenty-six Weeks
         Ended September 28, 2003 and September 29, 2002                  7

         Notes to Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             13

Item 3.  Qualitative and Quantitative Disclosures about Market Risk      19

Item 4.  Controls and Procedures                                         20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               22

Item 4.  Submission of Matter to a Vote of Security Holders              22

Item 6.  Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                               23

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                             Sept. 28,         March 30,
                                                                                2003             2003
                                                                            ----------        ----------
                                                                            (Unaudited)
Current assets:
       Cash and cash equivalents including  restricted cash
         of $83 and $83, respectively                                       $    2,515        $    1,415
       Marketable securities                                                     7,116             4,623
       Notes and accounts receivable, net                                        2,457             2,607
       Inventories                                                                 373               389
       Assets held for sale                                                        251               799
       Prepaid expenses and other current assets                                   367               642
       Deferred income taxes                                                     2,079             2,079
                                                                            ----------        ----------
                  Total current assets                                          15,158            12,554

Notes receivable, net                                                              400               740
Property and equipment, net                                                      5,992             6,263
Goodwill                                                                            95                95
Intangible assets, net                                                           3,194             3,319
Deferred income taxes                                                            2,639             2,647
Other assets, net                                                                  259               268
                                                                            ----------        ----------
                                                                            $   27,737        $   25,886
                                                                            ==========        ==========

Current liabilities:
       Current maturities of notes payable and capital lease obligations    $      173        $      173
       Accounts payable                                                            805             1,377
       Accrued expenses and other current liabilities                            6,154             4,942
       Deferred franchise fees                                                     145               127
                                                                            ----------        ----------
                  Total current liabilities                                      7,277             6,619

       Notes payable and capital lease obligations, less current maturities        953             1,053
       Other liabilities                                                         2,026             1,831
                                                                            ----------        ----------
                  Total liabilities                                             10,256             9,503
                                                                            ----------        ----------

Stockholders' equity:
       Common stock, $.01 par value - 30,000,000 shares authorized;
         7,065,202 shares issued; 5,290,057 and 5,423,964 shares
         outstanding at September 28, 2003 and March 30, 2003,
         respectively                                                               71                71
       Additional paid-in capital                                               40,746            40,746
       Accumulated deficit                                                     (16,905)          (18,505)
       Accumulated other comprehensive income                                       65                64
                                                                            ----------        ----------
                                                                                23,977            22,376
       Treasury stock at cost, 1,775,145 and 1,641,238 at September 28,
         2003 and March 30, 2003, respectively                                  (6,496)           (5,993)
                                                                            ----------        ----------
                  Total stockholders' equity                                    17,481            16,383
                                                                            ----------        ----------
                                                                            $   27,737        $   25,886
                                                                            ==========        ==========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         Thirteen weeks ended September 28, 2003 and September 29, 2002
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                               2003              2002
                                                                            ----------        ----------
Sales                                                                       $    6,299        $    7,520
Franchise fees and royalties                                                     1,502             1,451
License royalties                                                                  786               588
Investment and other income                                                        105               (76)
Interest income                                                                     62                81
                                                                            ----------        ----------
                  Total revenues                                                 8,754             9,564
                                                                            ----------        ----------
Costs and expenses:
       Cost of sales                                                             4,344             4,855
       Restaurant operating expenses                                               909             1,633
       Depreciation and amortization                                               254               321
       Amortization of intangible assets                                            66                69
       General and administrative expenses                                       1,697             2,058
       Interest expense                                                             25                39
       Impairment charge on notes receivable                                        56               320
                                                                            ----------        ----------
                  Total costs and expenses                                       7,351             9,295
                                                                            ----------        ----------
Income from continuing operations before income taxes                            1,403               269
Provision for income taxes                                                         547               109
                                                                            ----------        ----------
       Income from continuing operations                                           856               160
                                                                            ----------        ----------

Discontinued operations
   Loss from discontinued operations before income taxes                             -               (83)
   Benefit from income taxes                                                         -               (33)
                                                                            ----------        ----------
   Loss from discontinued operations                                                 -               (50)
                                                                            ----------        ----------
Net  income                                                                 $      856        $      110
                                                                            ==========        ==========

PER SHARE INFORMATION
Basic income (loss) per share
   Income from continuing operations                                        $     0.16        $     0.03
   Loss from discontinued operations                                              0.00             (0.01)
                                                                            ----------        ----------
   Net income                                                               $     0.16        $     0.02
                                                                            ==========        ==========

Diluted income (loss) per share
   Income from continuing operations                                        $     0.15        $     0.03
   Loss from discontinued operations                                              0.00             (0.01)
                                                                            ----------        ----------
   Net income                                                               $     0.15        $     0.02
                                                                            ==========        ==========

Weighted average shares used in computing per share information
   Basic                                                                         5,313             6,105
                                                                            ==========        ==========
   Diluted                                                                       5,593             6,229
                                                                            ==========        ==========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Twenty-six weeks ended September 28, 2003 and September 29, 2002
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                               2003              2002
                                                                            ----------        ----------
Sales                                                                       $   12,634        $   14,631
Franchise fees and royalties                                                     3,063             2,993
License royalties                                                                1,656             1,399
Investment and other income                                                        293                51
Interest income                                                                    126               156
                                                                            ----------        ----------
                  Total revenues                                                17,772            19,230
                                                                            ----------        ----------
Costs and expenses:
       Cost of sales                                                             8,679             9,569
       Restaurant operating expenses                                             2,091             3,101
       Depreciation and amortization                                               511               675
       Amortization of intangible assets                                           131               139
       General and administrative expenses                                       3,616             4,160
       Interest expense                                                             39                78
       Impairment charge on long-lived assets                                        -               421
       Impairment charge on notes receivable                                        56               320
                                                                            ----------        ----------
                  Total costs and expenses                                      15,123            18,463
                                                                            ----------        ----------
Income from continuing operations before income taxes                            2,649               767
Provision for income taxes                                                       1,049               315
                                                                            ----------        ----------
       Income from continuing operations                                         1,600               452
                                                                            ----------        ----------

Discontinued operations
   Income from discontinued operations before income taxes                           -                 6
   Provision for income taxes                                                        -                 2
                                                                            ----------        ----------
       Income from discontinued operations                                           -                 4
                                                                            ----------        ----------

Income from operations before cumulative effect of change in accounting
  principle                                                                      1,600               456
Cumulative effect of change in accounting principle, net of income tax
  benefit of $854 in 2002                                                            -           (12,338)
                                                                            ----------        ----------
Net  income (loss)                                                          $    1,600        $  (11,882)
                                                                            ==========        ==========

PER SHARE INFORMATION
Basic  income (loss) per share
   Income from continuing operations                                        $     0.30        $     0.07
   Income from discontinued operations                                            0.00              0.00
   Cumulative effect of change in accounting principle                            0.00             (1.98)
                                                                            ----------        ----------
   Net income (loss)                                                        $     0.30        $    (1.91)
                                                                            ==========        ==========

Diluted income (loss) per share
   Income from continuing operations                                        $     0.29        $     0.07
   Income from discontinued operations                                            0.00              0.00
   Cumulative effect of change in accounting principle                            0.00             (1.93)
                                                                            ----------        ----------
   Net income (loss)                                                        $     0.29        $    (1.86)
                                                                            ==========        ==========

Weighted average shares used in computing per share information
   Basic                                                                         5,342             6,230
                                                                            ==========        ==========
   Diluted                                                                       5,536             6,401
                                                                            ==========        ==========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Twenty-six weeks ended September 28, 2003
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                           Accumulated
                                                                              Other
                                                  Additional                Comprehen-              Tresury      Total
                                Common    Common   Paid-in    Accumulated     sive       Treasury    Stock    Stockholders'
                                Shares     Stock   Capital      Deficit       Income      Shares    at cost      Equity
                                ------     -----   -------      -------       ------      ------    -------      ------
Balance at March 30, 2003      7,065,202  $   71  $   40,746  $  (18,505)  $        64  1,641,238  $ (5,993)  $      16,383

Purchase of treasury stock                                                                133,907      (503)           (503)

Comprehensive income:

Net income                                                         1,600                                              1,600

Unrealized gains on available
for sale securities, net of
tax provision of $1                                                                  1                                    1
                               ---------  ------  ----------  ----------   -----------  ---------  --------   -------------
Balance at
Sept. 28, 2003                 7,065,202  $   71  $   40,746  $  (16,905)  $        65  1,775,145  $ (6,496)  $      17,481
                               =========  ======  ==========  ==========   ===========  =========  ========   =============

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Twenty-six weeks ended September 28, 2003 and September 29, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                                   2003           2002
                                                                                -----------    ----------
Cash flows from operating activities:
       Net income (loss)                                                        $     1,600    $  (11,882)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Cumulative effect of change in accounting principle, net of
               deferred taxes                                                             -        12,338
             Depreciation and amortization                                              511           884
             Amortization of intangible assets                                          131           139
             Amortization of bond premium                                                30            63
             Provision for doubtful accounts                                             18            81
             Gain on sale of available for sale securities                              (12)          (10)
             Gain on sale of restaurant                                                (108)           (9)
             Impairment charge on long-lived assets                                       -           421
             Impairment charge on notes receivable                                       56           320
             Deferred income taxes                                                        7          (206)
       Changes in operating assets and liabilities:
             Marketable securities and investment in limited partnership                  -           251
             Notes  and accounts receivable, net                                        131          (117)
             Inventories                                                                 16            94
             Prepaid expenses and other current assets                                  275           656
             Accounts payable and accrued expenses                                      640        (1,808)
             Deferred franchise fees                                                     18            49
             Other assets, net                                                            9             9
             Other non current liabilities                                               97          (277)
                                                                                -----------    ----------
               Net cash provided by operating activities                              3,419           996
                                                                                -----------    ----------

Cash flows from investing activities:
       Proceeds from sale of available for sale securities                            1,322         4,282
       Purchase of available for sale securities                                     (3,832)       (1,108)
       Purchase of property and equipment                                              (219)         (387)
       Proceeds from sale of restaurants, net                                           466            75
       Proceeds from sale of fixed assets                                                 6            15
       Payments received on notes receivable                                            541           161
                                                                                -----------    ----------
               Net cash (used in) provided by investing activities                   (1,716)        3,038
                                                                                -----------    ----------

Cash flows from financing activities:
       Repurchase of common stock                                                      (503)       (3,535)
       Principal repayment of borrowings  and obligations under capital leases         (100)          (92)
                                                                                -----------    ----------
       Net cash used in financing activities                                           (603)       (3,627)
                                                                                -----------    ----------

Net increase in cash and cash equivalents                                             1,100           407
Cash and cash equivalents, beginning of period                                        1,415         1,834
                                                                                -----------    ----------
Cash and cash equivalents, end of period                                        $     2,515    $    2,241
                                                                                ===========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash (refunded) paid during the period for income taxes                  $       (56)   $       45
                                                                                ===========    ==========
       Cash paid during the period for interest                                 $        44    $       78
                                                                                ===========    ==========

NONCASH FINANCING ACTIVITIES:
       Loan to franchisee in connection with sale of restaurant                 $       300    $        -
                                                                                ===========    ==========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 2003
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's" or the "Company") for the thirteen and twenty-six week periods ended September 28, 2003 and September 29, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

NOTE B - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Nathan's has evaluated the effect of adoption on its financial position and results of operations, and it has not had a material impact on the financial position and results of operations of the Company.

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

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 has not had, and is not expected to have, a material effect on Nathan's financial position and results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the year ended December 31, 2003. The adoption of SFAS No. 150 has not had, and is not expected to have, a material effect on Nathan's financial position and results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 has not had, and is not expected to have, a material effect on Nathan's financial position and results of operations.

NOTE C - INCOME FROM CONTINUING OPERATIONS PER SHARE

         Basic income from continuing operations per common share is calculated by dividing income from continuing operations by the weighted-average number of shares outstanding and excludes any dilutive effect of stock options or warrants. Diluted income from continuing operations per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income from continuing operations per common share result from the assumed exercise of stock options and warrants, using the treasury stock method. Income from continuing operations was the controlling number in determining the number of shares outstanding used in the calculation of diluted earnings per share for the twenty-six week period ended September 29, 2002.

         The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and twenty-six week periods ended September 28, 2003 and September 29, 2002, respectively.

THIRTEEN WEEKS

                                            Income from                                Income from
                                       Continuing Operations   Number of Shares    Continuing Operations
                                          (In thousands)        (In thousands)          Per Share
                                          --------------        --------------          ---------
                                          2003       2002        2003     2002       2003        2002
                                          ----       ----        ----     ----       ----        ----
Basic EPS
   Basic calculation                   $      856  $     160     5,313    6,105    $   0.16    $    0.03
   Effect of dilutive employee stock
     options and warrants                       -          -       280      124       (0.01)           -
                                       ----------  ---------     -----    -----    --------    ---------

Diluted EPS
   Diluted calculation                 $      856  $     160     5,593    6,229    $   0.15    $    0.03
                                       ==========  =========     =====    =====    ========    =========

TWENTY-SIX WEEKS

                                            Income from                                Income from
                                       Continuing Operations   Number of Shares    Continuing Operations
                                          (In thousands)        (In thousands)          Per Share
                                          --------------        --------------          ---------
                                          2003       2002        2003     2002       2003        2002
                                          ----       ----        ----     ----       ----        ----
Basic EPS
   Basic calculation                   $   1,600   $     452     5,342    6,230    $    0.30   $    0.07
   Effect of dilutive employee stock
      options and warrants                     -           -       194      171        (0.01)          -
                                       ---------   ---------     -----    -----    ---------   ---------

Diluted EPS
   Diluted calculation                 $   1,600   $     452     5,536    6,401    $    0.29   $    0.07
                                       =========   =========     =====    =====    =========   =========

Options and warrants to purchase 573,066 and 902,838 shares of common stock in the thirteen and twenty-six week periods ended September 28, 2003 and September 29, 2002, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods. These options and warrants were still outstanding at the end of the respective periods.

NOTE D - STOCK BASED COMPENSATION

         At September 28, 2003, the Company had five stock-based employee compensation plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

The following table illustrates the effect on net income (loss)and income (loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                            Thirteen Weeks Ended   Twenty-six Weeks Ended
                                               (In thousands)          (In thousands)
                                           Sept. 28,   Sept. 29,    Sept. 28,   Sept. 29,
                                             2003        2002         2003        2002
                                             ----        ----         ----        ----
Net income (loss), as reported             $     856   $     110    $   1,600   $ (11,882)
Deduct: Total stock-based employee
   compensation expense determined under
   fair value-based method for all awards        (41)        (41)         (82)        (82)
                                           ---------   ---------    ---------   ---------
Pro forma net income (loss)                $     815   $      69    $   1,518   $ (11,964)
                                           =========   =========    =========   =========

Income (loss) per Share
     Basic - as reported                   $    0.16   $    0.02    $    0.30   $   (1.91)
                                           =========   =========    =========   =========
     Diluted - as reported                 $    0.15   $    0.02    $    0.29   $   (1.86)
                                           =========   =========    =========   =========
     Basic - pro forma                     $    0.15   $    0.01    $    0.28   $   (1.92)
                                           =========   =========    =========   =========
     Diluted - pro forma                   $    0.15   $    0.01    $    0.27   $   (1.87)
                                           =========   =========    =========   =========

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

         During the twenty-six weeks ended September 28, 2003, the Company sold three Company-owned restaurants for total consideration of $1,083,000 and entered into two management agreements with franchisees to operate two Company-owned restaurants. During the fiscal year ended March 30, 2003, the Company sold two Company-operated restaurants and one non-operated restaurant for a total of $591,000, one of which was sold during the twenty-six weeks ended September 29, 2002 for $75,000. As these restaurants were either classified as held-for-sale prior to the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") or the Company expects to have a continuing stream of cash flows in the case of the franchised restaurants, the results of operations for these Company-operated restaurants are included in "Income from continuing operations" in the accompanying consolidated statements of operations for the thirteen and twenty-six week periods ended September 28, 2003 and September 29, 2002. The assets associated with the restaurants that were sold during the twenty-six weeks ended September 28, 2003 were included in Assets held for sale in the March 30, 2003 consolidated balance sheet. Results of operations of eight restaurants that have been abandoned subsequent to the adoption of SFAS No. 144 through March 30, 2003, have been included in results from discontinued operations for the thirteen and twenty-six week periods ended September 29, 2002 (See Note F).

The results of operations for those Company-owned restaurants which have been sold and included in continuing operations for the thirteen and twenty-six week periods ended September 28, 2003 and September 29, 2002 are as follows (in thousands):

                                            Thirteen Weeks Ended   Twenty-six Weeks Ended
                                           Sept. 28,   Sept. 29,    Sept. 28,   Sept. 29,
                                             2003        2002         2003        2002
                                             ----        ----         ----        ----
Sales                                      $     313   $   1,722    $   1,237   $   3,719
                                           =========   =========    =========   =========

Loss from operations before income taxes   $     (94)  $     (30)   $    (124)  $     (10)
                                           =========   =========    =========   =========

NOTE F - DISCONTINUED OPERATIONS

         On April 1, 2002, the Company adopted the provisions of SFAS No. 144. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and

Infrequently Occurring Events and Transactions". SFAS No. 144 retained the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amended the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 has broadened the definition of discontinued operations to include components of an entity whose cash flows are clearly identifiable, as compared to a segment of a business. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant that it sells, abandons or otherwise disposes of where the Company has no further involvement in such restaurant's operations. In the case of restaurants to be abandoned, depreciation expense is to be revised based upon the expected remaining useful lives of the affected restaurants. In August 2002, the Company received written notice from Home Depot U.S.A., Inc. ("Home Depot") that Home Depot terminated seven License Agreements with the Company pursuant to which the Company operated Nathan's restaurants in certain Home Depot Improvement Centers. During the second quarter fiscal 2003, the Company revised its depreciation estimate on eight restaurants which were closed during the fiscal year ended March 30, 2003. During the thirteen and twenty-six week periods ended September 29, 2002, eight Company-owned restaurants which were not considered available for sale at March 31, 2002 are presented as discontinued operations.

Following is a summary of the results of operations for these eight restaurants for the thirteen and twenty-six week periods ended September 29, 2002 (in thousands):

                                           Thirteen weeks ended     Twenty-six weeks ended
                                             September 29, 2002        September 29, 2002
Sales                                           $  1,148                  $ 2,396
                                                ========                  =======

(Loss) income from operations before
  income taxes                                  $    (83)                 $     6
                                                ========                  =======

NOTE G - STOCK REPURCHASE PROGRAM

         On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to our stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through September 28, 2003, Nathan's purchased 775,145 shares of common stock at a cost of approximately $2,826,000. Subsequent to September 28, 2003, Nathan's purchased an additional 2,700 shares of common stock at a cost of approximately $11,000. To date, Nathan's has purchased a total of 1,777,845 shares of common stock at a cost of approximately $6,507,000. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

NOTE H - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

                                            Thirteen Weeks Ended   Twenty-six Weeks Ended
                                           Sept. 28,   Sept. 29,    Sept. 28,   Sept. 29,
                                             2003        2002         2003        2002
                                             ----        ----         ----        ----
Net income (loss)                          $     856   $     110    $   1,600   $ (11,882)

Unrealized gain on available-for-sale
 securities, net of tax (benefit)
 provision of ($10), $22, $1 and $47,
 respectively                                    (14)         30            1          65
                                           ---------   ---------    ---------   ---------

Comprehensive income (loss)                $     842   $     140    $   1,601   $ (11,817)
                                           =========   =========    =========   =========

Accumulated other comprehensive income at September 28, 2003 and March 30, 2003 consists entirely of unrealized gains on available-for-sale securities, net of deferred taxes.

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

NOTE J - RECLASSIFICATIONS

         Certain reclassifications of prior period balances have been made to conform to the September 28, 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         As used in this Report, the terms "we", "us", "our" and "Nathan's" mean Nathan's Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

         During the fiscal year ended March 26, 2000, we completed two acquisitions that provided us with two highly recognized brands. On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, we acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation we did not already own. Our revenues are generated primarily from operating company-owned restaurants and franchising the Nathan's, Miami Subs and Kenny Rogers restaurant concepts, selling products under Nathan's Branded Product Program and licensing agreements for the sale of Nathan's products within supermarkets. The Branded Product Program enables foodservice operators to offer Nathans' hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

         In addition to plans for expansion through franchising and our Branded Product Program, Nathan's continues to co-brand within its existing restaurant system. Currently, the Arthur Treacher's brand is being sold within 126 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 78 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 83 Miami Subs and Nathan's restaurants.

         At March 31, 2002, Nathan's owned 22 company-operated restaurants. During the fiscal year ended March 30, 2003, Nathan's abandoned eight company-operated restaurants pursuant to early lease terminations which are presented as discontinued operations pursuant to SFAS No. 144 in the accompanying financial statements. Nathan's sold two company-operated restaurants during the fiscal year ended March 30, 2003 and has sold three company-operated restaurants and entered into two management agreements with franchisees to operate two company-operated restaurants during the twenty-six weeks ended September 28, 2003. These seven restaurants are presented as continuing operations in the accompanying financial statements.

         At September 28, 2003, our combined system consisted of 341 franchised or licensed units, seven company-owned units and over 3,000 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 42 states, the District of Columbia and 13 foreign countries. At September 28, 2003, our company-owned restaurant system included seven Nathan's units, as compared to 16 Nathan's units, four Miami Subs units and one Kenny Rogers Roasters unit at September 29, 2002.

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

Impairment of Goodwill and Other Intangible Assets

         Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions which are used in this test are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment expenses may be required. In the first quarter of fiscal 2003, Nathan's adopted SFAS No. 142. In connection with the implementation of this new standard, Goodwill, Trademarks, Trade Names and Recipes were deemed to be impaired and their carrying value was written down by $13,192,000, or $12,338,000, net of income tax benefit of $854,000.

Impairment of Long-Lived Assets

         Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually, and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. During the twenty-six week period ended September 29, 2002, we identified three restaurants that had been impaired and recorded impairment charges of approximately $421,000. No restaurants were determined to be impaired during the twenty-six weeks ended September 28, 2003.

Impairment of Notes Receivable

         Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over the projected term. We have identified certain notes receivable that have been impaired and recorded impairment charges of approximately $56,000 relating to one note and $320,000 relating to three notes during the twenty-six weeks ended September 28, 2003 and September 29, 2002, respectively.

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

Self-insurance Liabilities

         We are self-insured for portions of our general liability coverage. As part of our risk management strategy, our insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, we accrue estimates of our ultimate self insurance costs throughout the policy year. These estimates have been developed based upon our historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, our annual self insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. During the twenty-six weeks ended September 28, 2003, we reversed approximately $240,000 of previously recorded insurance accruals for items that have been concluded without further payment.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2003 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 2002

Revenues from Continuing Operations

         Total sales from continuing operations decreased by 16.2% or $1,221,000 to $6,299,000 for the thirteen weeks ended September 28, 2003 ("second quarter fiscal 2004") as compared to $7,520,000 for the thirteen weeks ended September 29, 2002 ("second quarter fiscal 2003"). Company-owned restaurant sales decreased 25.8% or $1,474,000 to $4,230,000 from $5,704,000 primarily due to the operation of seven fewer company-owned restaurants as compared to the prior fiscal year. The reduction in company-owned restaurants is the result of our franchising or entering into management agreements for six restaurants and selling one restaurant. The financial impact associated with these seven restaurants lowered restaurant sales by $1,409,000 and lowered restaurant operating profits by $64,000 versus the second quarter fiscal 2003. Sales at our comparable company-owned restaurants (consisting of seven Nathan's restaurants) decreased by only 0.1% in spite of the unseasonable weather experienced in the Northeast United States during the summer of 2003, where all of our company-owned restaurants are now located. Sales from the Branded Product Program increased by 5.9% to $1,923,000 for the second quarter fiscal 2004 as compared to sales of $1,816,000 in the second quarter fiscal 2003. Additionally, Nathan's realized sales of $146,000 in connection with a test marketing program with a marketer of retail products.

         Franchise fees and royalties increased by $51,000 or 3.5% to $1,502,000 in the second quarter fiscal 2004 compared to $1,451,000 in the second quarter fiscal 2003. Franchise royalties increased by $26,000 or 1.8% to $1,442,000 in the second quarter fiscal 2004 as compared to $1,416,000 in the second quarter fiscal 2003. This increase in royalty income is due primarily to royalties earned from new franchised restaurants which were partially offset by the increase in royalties deemed unrealizable which are not recognized as revenues, primarily in the South Florida marketplace for the Miami Subs brand, during the second quarter fiscal 2004 as compared to the second quarter fiscal 2003. At September 28, 2003, royalties from 44 domestic franchised locations have been deemed unrealizable as compared to 54 domestic franchised locations at September 29, 2002. Domestic franchise restaurant sales decreased by 0.5% to $41,048,000 in the second quarter fiscal 2004 as compared to $41,236,000 in the second quarter fiscal 2003. At September 28, 2003, 341 franchised or licensed restaurants were operating as compared to 350 franchised or licensed restaurants at September 29, 2002. Franchise fee income was $60,000 in the second quarter fiscal 2004 as compared to $35,000 in the second quarter fiscal 2003. This increase was primarily attributable to the opening of one new franchised unit and the franchising of one company-owned restaurant during the second quarter fiscal 2004 as compared to one new franchise opening during the second quarter fiscal 2003.

         License royalties were $786,000 in the second quarter fiscal 2004 as compared to $588,000 in the second quarter fiscal 2003. The majority of this increase is attributable to revenues from new license agreements and increased royalties earned from SFG, Inc. (previously known as SMG, Inc.), Nathans' licensee for the sale of Nathan's frankfurters within supermarkets and club stores.

         Investment and other income was $105,000 in the second quarter fiscal 2004 versus a loss of $76,000 in the second quarter fiscal 2003. During the second quarter fiscal 2003, Nathans' investment loss of approximately $141,000 was attributable to the investment in limited partnership, which was subsequently liquidated during the third and fourth quarters of fiscal 2003.

         Interest income was $62,000 in the second quarter fiscal 2004 versus $81,000 in the second quarter fiscal 2003 due primarily to lower interest income earned on notes receivable as a result of the impairment charges recorded during the fiscal year ended March 30, 2003. The decline was partly offset by higher interest earned on Nathans' marketable securities.

Costs and Expenses from Continuing Operations

         Cost of sales from continuing operations decreased by $511,000 from $4,855,000 in the second quarter fiscal 2003 to $4,344,000 in the second quarter fiscal 2004. During the second quarter fiscal 2004, restaurant cost of sales were lower than the second quarter fiscal 2003 by approximately $876,000. Cost of sales were lower by approximately $900,000 as a result of operating fewer company-owned restaurants during the second quarter fiscal 2004. The cost of restaurant sales at our company-owned comparable units as a percentage of restaurant sales was 57.6% in the second quarter fiscal 2004 as compared to 55.9% in the second quarter fiscal 2003 due primarily to higher labor and related costs. Higher costs of approximately $219,000 were incurred in connection with our Branded Product Program due primarily to higher commodity costs during the second quarter fiscal 2004. Commodity costs of our beef products were higher during the second quarter fiscal 2004 than the first quarter fiscal 2003 as a result of supply shortages. In response, Nathan's has already increased menu prices in its company-operated restaurants by approximately 2.0% and is seeking to assess a temporary surcharge within its Branded Product Program to offset some of the margin pressure. Nathan's also incurred cost of sales of $146,000 in connection with a test marketing program with a marketer of retail products.

         Restaurant operating expenses decreased by $724,000 from $1,633,000 in the second quarter fiscal 2003 to $909,000 in the second quarter fiscal 2004. Restaurant operating costs were lower in the second quarter fiscal 2004 by approximately $445,000 as compared to the second quarter fiscal 2003 as a result of operating fewer restaurants. Nathan's also incurred lower utility and insurance costs during the second quarter fiscal 2004.

         Depreciation and amortization decreased by $67,000 from $321,000 in the second quarter fiscal 2003 to $254,000 in the second quarter fiscal 2004. Depreciation expense was lower by approximately $44,000 as a result of operating fewer company-owned restaurants and $24,000 as a result of the impairment charges on long-lived assets recorded during fiscal 2003.

         Amortization of intangibles was $69,000 in the second quarter fiscal 2003 as compared to $66,000 in the second quarter fiscal 2004.

         General and administrative expenses decreased by $361,000 to $1,697,000 in the second quarter fiscal 2004 as compared to $2,058,000 in the second quarter fiscal 2003. The decrease in general and administrative expenses was due primarily to lower personnel and incentive compensation expense of approximately $125,000 resulting from the implementation of an expense reduction plan, lower insurance expense of approximately $87,000, expense reversal from the settlement of a disputed claim of approximately $50,000 and lower property expense of approximately $32,000.

         Interest expense was $25,000 during the second quarter fiscal 2004 as compared to $39,000 during the second quarter fiscal 2003. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

         Impairment charge on notes receivable of $56,000 during the second quarter fiscal 2004 represents the write-down of one non-performing note receivable and $320,000 during the second quarter fiscal 2003 represents the write-down relating to three notes receivable.

Provision for Income Taxes from Continuing Operations

         In the second quarter fiscal 2004, the income tax provision on income from continuing operations was $547,000 or 39.0% as compared to $109,000 or 40.5% in the second quarter fiscal 2003.

Discontinued operations

         The second quarter fiscal 2003 included the results of operations of eight company-owned restaurants, all of which were abandoned by March 30, 2003, including seven which were abandoned in connection with the Home Depot early lease terminations. Revenues generated by these eight restaurants were $1,148,000 during the second quarter fiscal 2003. Loss before income taxes from these restaurants was $83,000 during the second quarter fiscal 2003. No restaurants have been accounted for as discontinued operations during fiscal 2004.

TWENTY-SIX WEEKS ENDED SEPTEMBER 28, 2003 COMPARED TO TWENTY-SIX WEEKS ENDED SEPTEMBER 29, 2002

Revenues from Continuing Operations

         Total sales from continuing operations decreased by 13.6% or $1,997,000 to $12,634,000 for the twenty-six weeks ended September 28, 2003 ("fiscal 2004 period") as compared to $14,631,000 for the twenty-six weeks ended September 29, 2002 ("fiscal 2003 period"). Company-owned restaurant sales decreased 25.4% or $2,831,000 to $8,318,000 from $11,149,000 primarily due to the operation of seven fewer company-owned restaurants as compared to the prior fiscal year. The reduction in company-owned restaurants is the result of our franchising or entering into management agreements for six restaurants and selling one restaurant. The financial impact associated with these seven restaurants lowered restaurant sales by $2,482,000 and lowered restaurant operating profits by $113,000 versus the fiscal 2003 period. Sales decreased 3.9% at our comparable company-owned restaurants (consisting of seven Nathan's restaurants). The sales decline at our comparable company-owned restaurants was primarily due to the unseasonable weather experienced in the Northeast United States during the spring and summer of 2003, where all of our company-owned restaurants are now located. Sales from the Branded Product Program increased by 19.8% to $4,170,000 for the fiscal 2004 period as compared to sales of $3,482,000 in the fiscal 2003 period. Additionally, Nathan's realized sales of $146,000 in connection with a test marketing program with a marketer of retail products.

         Franchise fees and royalties increased by $70,000 or 2.3% to $3,063,000 in the fiscal 2004 period compared to $2,993,000 in the fiscal 2003 period. Franchise royalties decreased by $61,000 or 2.1% to $2,841,000 in the fiscal 2004 period as compared to $2,902,000 in the fiscal 2003 period. This decrease is due to the decrease in domestic franchise restaurant sales and the increase in royalties deemed unrealizable which are not recognized as revenues, primarily in the South Florida marketplace for the Miami Subs brand, during the fiscal 2004 period as compared to the fiscal 2003 period. Domestic franchise restaurant sales decreased by 2.3% to $80,918,000 in the fiscal 2004 period as compared to $82,864,000 in the fiscal 2003 period. At September 28, 2003, 341 franchised or licensed restaurants were operating as compared to 350 franchised or licensed restaurants at September 29, 2002. At September 28, 2003, royalties from 44 domestic franchised locations have been deemed unrealizable as compared to 54 domestic franchised locations at September 29, 2002. Franchise fee income derived from new openings and our co-branding activities was $222,000 in the fiscal 2004 period as compared to $91,000 in the fiscal 2003 period. This increase was primarily attributable to the opening of 11 new franchised units and the franchising of three company-owned restaurants during the fiscal 2004 period as compared to two new franchise openings during the fiscal 2003 period.

         License royalties were $1,656,000 in the fiscal 2004 period as compared to $1,399,000 in the fiscal 2003 period. The majority of this increase is attributable to revenues from new license agreements.

         Investment and other income increased by $242,000 to $293,000 in the fiscal 2004 period versus $51,000 in the fiscal 2003 period. During the fiscal 2004 period, Nathan's recognized a net gain of $108,000 primarily in connection with the sale of a company-owned restaurant to a franchisee. In the fiscal 2003 period, Nathan's realized a gain of $135,000 in connection with the early termination of a Branded Product Program sales agreement. During the fiscal 2003 period, Nathans' investment loss of approximately $241,000 was primarily attributable to our investment in limited partnership, which was subsequently liquidated during the third and fourth quarters of fiscal 2003.

         Interest income was $126,000 in the fiscal 2004 period versus $156,000 in the fiscal 2003 period due primarily to lower interest income earned on notes receivable as a result of the impairment charges recorded during the fiscal year ended March 30, 2003. The decline was partly offset by higher interest earned on Nathans' marketable securities.

Costs and Expenses from Continuing Operations

         Cost of sales from continuing operations decreased by $890,000 from $9,569,000 in the fiscal 2003 period to $8,679,000 in the fiscal 2004 period. During the fiscal 2004 period, restaurant cost of sales were lower than the fiscal 2003 period by approximately $1,745,000. Cost of sales were lower by approximately $1,589,000 as a result of operating fewer company-owned restaurants during the fiscal 2004 period. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 58.1% in the fiscal 2004 period as compared to 57.3% in the fiscal 2003 period due primarily to higher labor and related costs. Higher costs of approximately $709,000 were incurred in connection with the growth of our Branded Product Program and higher commodity costs during the fiscal 2004 period. Commodity costs of our beef products were higher during the fiscal 2004 period than the fiscal 2003 period as a result of supply shortages. In response, Nathan's has already increased menu prices in its company-operated restaurants by approximately 2.0% and is seeking to assess a temporary surcharge within its Branded Product Program to offset some of the margin pressure. Nathan's also incurred cost of sales of $146,000 in connection with a test marketing program with a marketer of retail products.

         Restaurant operating expenses decreased by $1,010,000 from $3,101,000 in the fiscal 2003 period to $2,091,000 in the fiscal 2004 period. Restaurant operating costs were lower in the fiscal 2004 period by approximately $780,000, as compared to the fiscal 2003 period as a result of operating fewer restaurants. Nathan's also incurred lower utility costs during the fiscal 2004 period.

         Depreciation and amortization decreased by $164,000 from $675,000 in the fiscal 2003 period to $511,000 in the fiscal 2004 period. Depreciation expense was lower by approximately $73,000 as a result of operating fewer company-owned restaurants and $47,000 as a result of the impairment charges on long-lived assets recorded during fiscal 2003.

         Amortization of intangibles was $139,000 in the fiscal 2003 period as compared to $131,000 in the fiscal 2004 period.

         General and administrative expenses decreased by $544,000 to $3,616,000 in the fiscal 2004 period as compared to $4,160,000 in the fiscal 2003 period. The decrease in general and administrative expenses was due primarily to lower personnel and incentive compensation expense of approximately $222,000 resulting from the implementation of an expense reduction plan, lower insurance expense of approximately $82,000, lower bad debts expense of approximately $63,000, expense reversal from the settlement of a disputed claim of approximately $50,000 and lower property expense of approximately $55,000.

         Interest expense was $39,000 during the fiscal 2004 period as compared to $78,000 during the fiscal 2003 period. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

         Impairment charge on notes receivable of $56,000 during the fiscal 2004 period represents the write-down of one non-performing note receivable and $320,000 during the fiscal 2003 period represents the write-down relating to three notes receivable.

         Impairment charge on long-lived assets of $421,000 during the fiscal 2003 period represents the write-down relating to three under-performing stores.

Provision for Income Taxes from Continuing Operations

         In the fiscal 2004 period, the income tax provision on income from continuing operations was $1,049,000 or 39.6% compared to $315,000 or 41.1% in the fiscal 2003 period.

Discontinued operations

         The fiscal 2003 period included the results of operations of eight company-owned restaurants, all of which were abandoned by March 30, 2003, including seven which were abandoned in connection with the Home Depot early lease terminations. Revenues generated by these eight restaurants were $2,396,000 during the fiscal 2003 period. Income before income taxes from these restaurants was $6,000 during the fiscal 2003 period. No restaurants have been accounted for as discontinued operations during fiscal 2004.

Cumulative effect of change in accounting principle

         In the first quarter fiscal 2003, we adopted SFAS No. 142, "Accounting for Goodwill and Other Intangibles." In connection with the implementation of this new standard, Goodwill, Trademarks, Trade Names and Recipes were deemed to be impaired and their carrying value was written down by $13,192,000, or $12,338,000, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at September 28, 2003 aggregated $2,515,000, increasing by $1,100,000 during the fiscal 2004 period. At September 28, 2003, marketable securities increased by $2,493,000 from March 30, 2003 to $7,116,000 and net working capital increased to $7,881,000 from $5,935,000 at March 30, 2003.

         Cash provided by operations of $3,419,000 in the fiscal 2004 period is primarily attributable to net income of $1,600,000, non-cash charges of $746,000, including depreciation and amortization of $672,000, an impairment charge on a note receivable of $56,000 and provision for doubtful accounts of $18,000, in addition to decreases in prepaid expenses and other current assets of $275,000, notes and accounts receivable of $131,000, increases in accounts payable and accrued expenses of $640,000 and other liabilities of $97,000.

         Cash used in investing activities of $1,716,000 is comprised primarily of the purchase of available-for-sale securities of $3,832,000, and capital expenditures of $219,000 which were partly offset from proceeds from the sale of available-for-sale securities of $1,322,000, repayments on notes receivable of $541,000 and proceeds from the sale of restaurants and other fixed assets of $472,000.

         Cash used in financing activities of $603,000 represents repurchases of 133,907 shares of common stock at a total cost of $503,000 and repayments of notes payable and obligations under capital leases in the amount of $100,000.

         On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to our stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through September 28, 2003, Nathan's purchased 775,145 shares of common stock at a cost of approximately $2,826,000. Subsequent to September 28, 2003, Nathan's purchased an additional 2,700 shares of common stock at a cost of approximately $11,000. To date, Nathan's has purchased a total of 1,777,845 shares of common stock at a cost of approximately $6,507,000. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

         We expect that we will make additional investments in certain existing restaurants in the future and to fund those investments from our operating cash flow. We do not expect to incur significant capital expenditures to develop new company-owned restaurants through March 29, 2004.

         In connection with our acquisition of Miami Subs, we determined that up to 18 underperforming restaurants would be closed pursuant to our divestiture plan. We have terminated leases on 17 of those properties and sold the remaining property to a non-franchisee. The sale of the restaurant was consummated on October 4, 2002. Since acquiring Miami Subs, we have accrued approximately $1,461,000 and made payments of approximately $1,282,000 for lease obligations and termination costs, as part of the acquisition, for units having total future minimum lease obligations of $8,298,000 that had remaining lease terms of one year up to approximately 17 years. We may incur future cash payments, consisting primarily of future lease payments, including costs and expenses associated with terminating additional leases, that were not part of our divestiture plan.

         There are currently 33 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. Additionally, there are currently 2 vacant properties which were previously sublet to franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of September 28, 2003 was approximately $731,000.

The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

                                                       Payments Due by Period
                                                       ----------------------
                                                    Less than
    Cash Contractual Obligations         Total        1 Year   1-3 Years   4-5 Years   After 5 Years
------------------------------------    --------    ---------  ---------   ---------   -------------
Long-Term Debt                          $  1,069      $   167  $     333   $     333   $         236
Capital Lease Obligations                     57            6         15          18              18
Employment Agreements                        857          726        131           -               -
Operating Leases                          23,634        4,127      7,931       6,123           5,453
                                        --------      -------  ---------   ---------   -------------
  Gross Cash Contractual Obligations      25,617        5,026      8,410       6,474           5,707

Sublease Income                           13,859        2,344      4,535       3,462           3,518
                                        --------      -------  ---------   ---------   -------------
   Net Cash Contractual Obligations     $ 11,758      $ 2,682  $   3,875   $   3,012   $       2,189
                                        ========      =======  =========   =========   =============

                                             Amount of Commitment Expiration Per Period
                                   Total     ------------------------------------------
                                  Amounts    Less than
Other Contractual Commitments    Committed    1 Year    1-3 Years   4-5 Years   After 5 Years
-----------------------------    ---------   --------   ---------   ---------   -------------
Loan Guarantees                  $     731   $    290   $     433   $       8               -
                                 ---------   --------   ---------   ---------   -------------
Total Commercial Commitments     $     731   $    290   $     433   $       8               -
                                 =========   ========   =========   =========   =============

         Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We currently maintain a $5,000,000 uncommitted bank line of credit and have never borrowed any funds under the Company's lines of credit.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

CASH AND CASH EQUIVALENTS

         We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 28, 2003, Nathans' cash and cash equivalents aggregated $2,515,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $6,300 per annum for each .25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

         We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 28, 2003, the market value of Nathans' marketable investment securities aggregated $7,116,000. Interest income on these marketable investment securities would increase or decrease by approximately $17,800 per annum for each .25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at September 28, 2003 that are sensitive to interest rate fluctuations (in thousands):

                                Valuation of securities                   Valuation of securities
                                Given an interest rate                     Given an interest rate
                               Decrease of X Basis points                Increase of X Basis points
                               --------------------------      Fair      --------------------------
                            (150BPS)    (100BPS)    (50BPS)    Value     +50BPS   +100BPS   +150BPS
                            --------    --------    -------    -----     ------   -------   -------

Municipal notes and bonds   $5,446       $5,366     $5,287     $5,211    $5,137    $5,065    $4,994
                            ======       ======     ======     ======    ======    ======    ======

BORROWINGS

         The interest rate on our borrowings are generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At September 28, 2003, total outstanding debt, including capital leases, aggregated $1,126,000 of which $1,069,000 is at risk due to changes in interest rates. The current interest rate is 4.50% per annum and will adjust in January 2006 and 2009 to prime plus .25%. Nathan's also maintains a $5,000,000 credit line which bears interest at the prime rate plus 1.00% (5.25% at October 1, 2003). The Company has never borrowed any funds under its line of credit. Accordingly, the Company does not believe that fluctuations in interest rates would have a material impact on its financial results.

COMMODITY COSTS

         The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. During the twenty-six week period ended September 28, 2003, the price of our beef products has risen dramatically over historical norms and particularly last year. This increase has been caused by reductions in the supply of beef primarily due to: 1) Import of Canadian beef livestock into the U.S. has been banned since May 2003, 2) Import of Australian products is down 37% due to local drought conditions and 3) U.S. exports of beef have increased. Nathan's cost of its hot dogs was approximately 17.4% higher during the twenty-six weeks ended September 28, 2003 than the twenty-six weeks ended September 29, 2002. Nathan's has already increased menu prices in its company-operated restaurants by approximately 2.0% and is seeking to assess a temporary surcharge within its Branded Product Program to offset some of the margin pressure. A short term increase or decrease of 10% in the cost of our food and paper products for the entire twenty-six weeks ended September 28, 2003 would have increased or decreased cost of sales by approximately $566,000.

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

Item 4. Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation as of a date within 90 days of the filing of this form 10-Q, our management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the exchange act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

    There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended september 28, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

    We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         (a) The Registrant held its Annual Meeting of Stockholders on September 12, 2003.

         (b) Seven Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2004. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

   NAME                      FOR                  WITHHELD
   ----                   ---------               --------
Howard M. Lorber          4,522,816                58,405
Wayne Norbitz             4,522,966                58,255
Donald Perlyn             4,522,916                58,305
Robert J. Eide            4,522,723                58,498
Brian Genson              4,522,965                58,256
Barry Leistner            4,522,816                58,405
A.F. Petrocelli           4,522,831                58,390

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

         (b) No reports on Form 8-K were filed during the quarter ended September 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NATHAN'S FAMOUS, INC.

Date: November 10, 2003                By: /s/Wayne Norbitz
                                           -------------------------------------
                                           Wayne Norbitz

                                           President and Chief Operating Officer

                                           (Principal Executive Officer)

Date: November 10, 2003                By: /s/Ronald G. DeVos
                                           -------------------------------------
                                           Ronald G. DeVos

                                           Vice President - Finance

                                           and Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer)