Form 10-Q
period 2003-12-28
NATHANS FAMOUS INC
filed 2004-02-09
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended DECEMBER 28, 2003.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____________ to ______________.

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

At January 31, 2004, an aggregate of 5,273,048 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (Unaudited)                              3

              Consolidated Balance Sheets - December 28, 2003 and
              March 30, 2003                                                             3

              Consolidated Statements of Operations - Thirteen Weeks
              Ended December 28, 2003 and December 29, 2002                              4

              Consolidated Statements of Operations - Thirty-nine Weeks
              Ended December 28, 2003 and December 29, 2002                              5

              Consolidated Statement of Stockholders' Equity -
              Thirty-nine Weeks Ended December 28, 2003                                  6

              Consolidated Statements of Cash Flows -Thirty-nine Weeks
              Ended December 28, 2003 and December 29, 2002                              7

              Notes to Consolidated Financial Statements                                 8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       14

Item 3.       Qualitative and Quantitative Disclosures about Market Risk                21

Item 4.       Controls and Procedures                                                   22

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                         24

Item 6.       Exhibits and Reports on Form 8-K                                          24

SIGNATURES                                                                              25

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                Dec. 28,    March 30,
                                                                                  2003        2003
                                                                                --------    ---------
                                                                              (Unaudited)
Current assets:
       Cash and cash equivalents including restricted cash
          of $83 and $83, respectively                                          $  2,592    $  1,415
       Marketable securities                                                       7,392       4,623
       Notes and accounts receivable, net                                          2,647       2,607
       Inventories                                                                   344         389
       Assets held for sale                                                           --         799
       Prepaid expenses and other current assets                                     572         642
       Deferred income taxes                                                       1,294       2,079
                                                                                --------    --------
                  Total current assets                                            14,841      12,554

Notes receivable, net                                                                431         740
Property and equipment, net                                                        5,758       6,263
Goodwill                                                                              95          95
Intangible assets, net                                                             3,129       3,319
Deferred income taxes                                                              2,231       2,647
Other assets, net                                                                    260         268
                                                                                --------    --------
                                                                                $ 26,745    $ 25,886
                                                                                ========    ========

Current liabilities:
       Current maturities of notes payable and capital lease obligations        $    173    $    173
       Accounts payable                                                            1,022       1,377
       Accrued expenses and other current liabilities                              4,622       4,942
       Deferred franchise fees                                                       205         127
                                                                                --------    --------
                  Total current liabilities                                        6,022       6,619

       Notes payable and capital lease obligations, less current maturities          909       1,053
       Other liabilities                                                           2,144       1,831
                                                                                --------    --------
                  Total liabilities                                                9,075       9,503
                                                                                --------    --------

Stockholders' equity:
       Common stock, $.01 par value - 30,000,000 shares authorized;
          7,065,202 shares issued; 5,279,657 and 5,423,964 shares outstanding
          at December 28, 2003 and March 30, 2003, respectively                       71          71
       Additional paid-in capital                                                 40,746      40,746
       Accumulated deficit                                                       (16,668)    (18,505)
       Accumulated other comprehensive income                                         67          64
                                                                                --------    --------
                                                                                  24,216      22,376
       Treasury stock at cost, 1,785,545 and 1,641,238 at
         December 28, 2003 and March 30, 2003, respectively                       (6,546)     (5,993)
                                                                                --------    --------
                  Total stockholders' equity                                      17,670      16,383
                                                                                --------    --------
                                                                                $ 26,745    $ 25,886
                                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          Thirteen weeks ended December 28, 2003 and December 29, 2002
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    2003     2002
                                                                  -------   -------
Sales                                                             $ 4,079   $ 5,180
Franchise fees and royalties                                        1,690     1,722
License royalties                                                     674       523
Investment and other income                                            46        41
Interest income                                                        39        71
                                                                  -------   -------
                  Total revenues                                    6,528     7,537
                                                                  -------   -------
Costs and expenses:
       Cost of sales                                                3,053     3,506
       Restaurant operating expenses                                  813     1,206
       Depreciation and amortization                                  238       327
       Amortization of intangible assets                               65        69
       General and administrative expenses                          1,907     1,957
       Interest expense                                                16        33
       Impairment charge on long-lived assets                          --        50
       Impairment charge on notes receivable                           44       222
                                                                  -------   -------
                  Total costs and expenses                          6,136     7,370
                                                                  -------   -------
Income from continuing operations before income taxes                 392       167
Provision for income taxes                                            155        65
                                                                  -------   -------
       Income from continuing operations                              237       102
                                                                  -------   -------

Discontinued operations
   Loss from discontinued operations before income taxes               --      (346)
   Benefit from income taxes                                           --      (138)
                                                                  -------   -------
          Loss from discontinued operations                            --      (208)
                                                                  -------   -------

Net income (loss)                                                 $   237   $  (106)
                                                                  =======   =======

PER SHARE INFORMATION
Basic income (loss) per share
   Income from continuing operations                              $  0.04   $  0.02
   Loss from discontinued operations                                 0.00     (0.04)
                                                                  -------   -------
       Net income (loss)                                          $  0.04   $ (0.02)
                                                                  =======   =======

Diluted income (loss) per share
   Income from continuing operations                              $  0.04   $  0.02
   Loss from discontinued operations                                 0.00     (0.04)
                                                                  -------   -------
          Net income (loss)                                       $  0.04   $ (0.02)
                                                                  =======   =======

Weighted average shares used in computing per share information
   Basic                                                            5,286     5,878
                                                                  =======   =======
   Diluted                                                          5,742     5,967
                                                                  =======   =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Thirty-nine weeks ended December 28, 2003 and December 29, 2002
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    2003       2002
                                                                  --------   --------
Sales                                                             $ 16,713   $ 19,811
Franchise fees and royalties                                         4,753      4,715
License royalties                                                    2,330      1,922
Investment and other income                                            339         92
Interest income                                                        165        227
                                                                  --------   --------
                  Total revenues                                    24,300     26,767
                                                                  --------   --------
Costs and expenses:
       Cost of sales                                                11,732     13,075
       Restaurant operating expenses                                 2,904      4,307
       Depreciation and amortization                                   749      1,002
       Amortization of intangible assets                               196        208
       General and administrative expenses                           5,523      6,117
       Interest expense                                                 55        111
       Impairment charge on long-lived assets                           --        471
       Impairment charge on notes receivable                           100        542
                                                                  --------   --------
                  Total costs and expenses                          21,259     25,833
                                                                  --------   --------
Income from continuing operations before income taxes                3,041        934
Provision for income taxes                                           1,204        380
                                                                  --------   --------
       Income from continuing operations                             1,837        554
                                                                  --------   --------

Discontinued operations
   Loss from discontinued operations before income taxes                --       (340)
   Benefit for income taxes                                             --       (136)
                                                                  --------   --------
         Loss from discontinued operations                              --       (204)
                                                                  --------   --------

Income from operations before cumulative effect of change in
   accounting principle                                              1,837        350
Cumulative effect of change in accounting principle, net of
   income tax benefit of $854 in 2002                                   --    (12,338)
                                                                  --------   --------
Net income (loss)                                                 $  1,837   $(11,988)
                                                                  ========   ========

PER SHARE INFORMATION
Basic income (loss) per share
   Income from continuing operations                              $   0.35   $   0.09
   Income from discontinued operations                                0.00      (0.03)
   Cumulative effect of change in accounting principle                0.00      (2.02)
                                                                  --------   --------
   Net income (loss)                                              $   0.35   $  (1.96)
                                                                  ========   ========

Diluted income (loss) per share
   Income from continuing operations                              $   0.33   $   0.09
   Income from discontinued operations                                0.00      (0.04)
   Cumulative effect of change in accounting principle                0.00      (1.97)
                                                                  --------   --------
   Net income (loss)                                              $   0.33   $  (1.92)
                                                                  ========   ========

Weighted average shares used in computing per share information
   Basic                                                             5,323      6,113
                                                                  ========   ========
   Diluted                                                           5,604      6,256
                                                                  ========   ========

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Thirty-nine weeks ended December 28, 2003
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                              Accumulated
                                                                                 Other
                                                  Additional                   Comprehen-                  Treasury      Total
                           Common         Common   Paid -in     Accumulated      sive         Treasury       Stock,   Stockholders'
                           Shares         Stock    Capital        Deficit       Income         Shares       at cost      Equity
                           ------         -----    -------        -------       ------         ------       -------      ------
Balance at
March 30, 2003            7,065,202     $     71  $  40,746     $  (18,505)    $       64     1,641,238    $ (5,993)   $ 16,383

Purchase of
treasury stock                                                                                  144,307        (553)       (553)

Comprehensive
income:

Net income                                                           1,837                                                1,837

Unrealized gains
on available for
sale securities,
net of tax
provision of $2                                                                         3                                     3
                          ---------     --------  ---------     ----------     ----------     ---------    --------    --------

Balance at
Dec. 28, 2003             7,065,202     $     71  $  40,746     $  (16,668)    $       67     1,785,545    $ (6,546)   $ 17,670
                          =========     ========  =========     ==========     ==========     =========    ========    ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-nine weeks ended December 28, 2003 and December 29, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                                   2003        2002
                                                                                 --------    --------
Cash flows from operating activities:
       Net income (loss)                                                         $  1,837    $(11,988)
       Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
             Cumulative effect of change in accounting principle, net of
                deferred taxes                                                         --      12,338
             Depreciation and amortization                                            749       1,569
             Amortization of intangible assets                                        196         208
             Amortization of bond premium                                              92          67
             Provision for doubtful accounts                                           25          88
             Gain on sale of available for sale securities                            (12)         (8)
             Gain on sale of restaurants                                             (149)        (31)
             Impairment charge on long-lived assets                                    --         471
             Impairment charge on notes receivable                                    100         542
             Deferred income taxes                                                  1,198        (129)
       Changes in operating assets and liabilities:
             Marketable securities and investment in limited partnership               --         968
             Notes and accounts receivable, net                                       141        (227)
             Inventories                                                               45         104
             Prepaid expenses and other current assets                                 70         831
             Accounts payable and accrued expenses                                   (675)     (2,729)
             Deferred franchise fees                                                   78           3
             Other assets, net                                                          8          30
             Other non current liabilities                                            132        (570)
                                                                                 --------    --------
               Net cash provided by operating activities                            3,835       1,537
                                                                                 --------    --------

Cash flows from investing activities:
       Proceeds from sale of available for sale securities                          1,322       5,079
       Purchase of available for sale securities                                   (4,168)     (2,384)
       Purchase of property and equipment                                            (307)       (452)
       Proceeds from sale of restaurants, net                                         583          79
       Proceeds from sale of fixed assets                                               6         432
       Payments received on notes receivable                                          603         215
                                                                                 --------    --------
               Net cash (used in) provided by investing activities                 (1,961)      2,969
                                                                                 --------    --------

Cash flows from financing activities:
       Repurchase of common stock                                                    (553)     (5,086)
       Principal repayment of borrowings and obligations under capital leases        (144)       (137)
                                                                                 --------    --------
       Net cash used in financing activities                                         (697)     (5,223)
                                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents                                1,177        (717)
Cash and cash equivalents, beginning of period                                      1,415       1,834
                                                                                 --------    --------
Cash and cash equivalents, end of period                                         $  2,592    $  1,117
                                                                                 ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for income taxes                              $    266    $     45
                                                                                 ========    ========
       Cash paid during the period for interest                                  $     59    $    112
                                                                                 ========    ========

NONCASH FINANCING ACTIVITIES:
       Loans to franchisees in connection with sale of restaurants               $    600    $     44
                                                                                 ========    ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 28, 2003
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's" or the "Company") for the thirteen and thirty-nine week periods ended December 28, 2003 and December 29, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the year ended December 31, 2003. The adoption of SFAS No. 150 has not had, and is not expected to have, a material effect on Nathan's financial position and results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until the issuance of FIN No. 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 has not had, and is not expected to have, a material effect on Nathan's financial position and results of operations.

         In December 2003, the FASB issued a revision to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46(R)"). FIN No. 46(R) clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46(R) requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

         The revisions of FIN No. 46(R) (a) clarified some requirements of the original FIN No. 46, (b) simplified some of the implementation problems, and (c) added new scope exceptions. FIN No. 46R delayed the effective date of the FIN No. 46(R) for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of FIN No. 46(R) to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN No. 46(R) by the end of the first reporting period ending after December 15, 2003.

         FIN No. 46(R) added several new scope exceptions, including one which states that companies are not required to apply the provisions to an entity that meets the criteria to be considered a "business" as defined in FIN No. 46(R) unless one or more of four named conditions exist.

         The Company has no equity ownership interests in its franchisees, and has not consolidated any of these entities in the Company's financial statements. The Company is currently evaluating the effect of FIN No. 46(R) on the accounting for its relationship with certain franchisees and will continue to monitor developments regarding the Interpretation as they occur. The Company will apply FIN No. 46(R) in its fourth fiscal quarter of 2004.

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

Dilutive common shares used in the computation of diluted income from continuing operations per common share result from the assumed exercise of stock options and warrants, using the treasury stock method. Income from continuing operations was the controlling number in determining the number of shares outstanding used in the calculation of diluted earnings per share for the thirteen and thirty-nine week periods ended December 29, 2002.

         The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and thirty-nine week periods ended December 28, 2003 and December 29, 2002, respectively.

THIRTEEN WEEKS

                                                  Income from                                  Income from
                                             Continuing Operations    Number of Shares    Continuing Operations
                                                (In thousands)         (In thousands)           Per Share
                                             ---------------------    ----------------    ---------------------
                                               2003          2002      2003       2002     2003           2002
                                             --------       ------    ------     -----    ------         ------
Basic EPS
   Basic calculation                         $    237       $  102     5,286     5,878    $ 0.04         $ 0.02
   Effect of dilutive employee stock
      options and warrants                         --           --       456        89        --             --
                                             --------       ------    ------     -----    ------         ------

Diluted EPS
   Diluted calculation                       $    237       $  102     5,742     5,967    $ 0.04         $ 0.02
                                             ========       ======    ======     =====    ======         ======

THIRTY-NINE WEEKS

                                                  Income from                                Income from
                                             Continuing Operations  Number of Shares    Continuing Operations
                                                (In thousands)       (In thousands)           Per Share
                                             ---------------------  ----------------    ---------------------
                                               2003          2002    2003       2002     2003           2002
                                             --------       ------  ------     -----    ------         ------
Basic EPS
   Basic calculation                         $  1,837       $  554   5,323     6,113    $ 0.35         $ 0.09
   Effect of dilutive employee stock
      options and warrants                         --           --     281       143     (0.02)            --
                                             --------       ------  ------     -----    ------         ------

Diluted EPS
   Diluted calculation                       $  1,837       $  554   5,604     6,256    $ 0.33         $ 0.09
                                             ========       ======   =====     =====    ======         ======

         Options and warrants issued to employees to purchase 249,753 and 902,838 shares of common stock in the thirteen and thirty- nine week periods ended December 28, 2003 and December 29, 2002, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods. These options and warrants were still outstanding at the end of the respective periods.

NOTE D - STOCK BASED COMPENSATION

         At December 28, 2003, the Company had five stock-based employee compensation plans. The Company accounts for stock- based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

         The following table illustrates the effect on net income (loss) and income (loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                            Thirteen Weeks Ended   Thirty-nine Weeks Ended
                                                               (In thousands)           (In thousands)
                                                               --------------           --------------
                                                        Dec. 28,        Dec. 29,     Dec. 28,    Dec. 29,
                                                          2003            2002        2003         2002
                                                        --------        ---------   ---------    --------
Net income (loss), as reported                          $    237        $    (106)  $   1,837    $(11,988)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value-based method for all awards                    (46)             (41)       (128)       (123)
                                                        --------        ---------   ---------    --------
Pro forma net income (loss)                             $    191        $    (147)  $   1,709    $(12,111)
                                                        ========        =========   =========    ========

Income (loss) per Share
     Basic - as reported                                $   0.04        $   (0.02)  $    0.35    $  (1.96)
                                                        ========        =========   =========    ========
     Diluted - as reported                              $   0.04        $   (0.02)  $    0.33    $  (1.92)
                                                        ========        =========   =========    ========
     Basic - pro forma                                  $   0.04        $   (0.03)  $    0.32    $  (1.98)
                                                        ========        =========   =========    ========
     Diluted - pro forma                                $   0.03        $   (0.02)  $    0.30    $  (1.94)
                                                        ========        =========   =========    ========

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

         During the thirteen and thirty-nine weeks ended December 28, 2003, the company granted 25,000 and 65,000 options having weighted average exercise prices of $4.38 and $4.03 per share, respectively. During the thirty-nine weeks ended December 29, 2002, the company granted 40,000 options having weighted average exercise prices of $3.96. No options were granted during the thirteen weeks ended December 29, 2002. All of the options granted are vested as follows:
33 1/3% on the first anniversary of the date of grant, 66 2/3% on the second anniversary of the date of grant and 100% on the third anniversary of the date of grant. All options have an expiration date of ten years from the date of grant.

         The weighted average option fair values and the assumptions used to estimate these values are as follows:

                                                              Thirty-nine Weeks Ended
                                                                  (In thousands)
                                                              ------------------------
                                                              Dec. 28,        Dec. 29,
                                                                2003            2002
                                                              --------        --------
Weighted-average option fair values                            $ 1.60          $2.19
Expected life (years)                                             7.0           10.0
Interest rate                                                    3.85%          5.30%
Volatility                                                       30.6%          32.8%
Dividend yield                                                    0.0%           0.0%

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

         During the thirty-nine weeks ended December 28, 2003, the Company sold three Company-owned restaurants for total consideration of $1,083,000 and entered into two management agreements with franchisees to operate two Company-owned restaurants. During the fiscal year ended March 30, 2003, the Company sold two Company-operated restaurants and one non-operated restaurant for a total of $591,000, all of which were sold during the thirty-nine weeks ended December 29, 2002. As these restaurants were either classified as held-for-sale prior to the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") or the Company expects to have a continuing stream of cash flows in the case of the franchised restaurants, the results of operations for these Company-operated restaurants are included in "Income from continuing operations" in the accompanying consolidated statements of operations for the thirteen and thirty-nine week periods ended December 28, 2003 and December 29, 2002. The assets associated with the restaurants that were sold during the thirty-nine weeks ended December 28, 2003 were included in Assets held for sale in the March 30, 2003 consolidated balance sheet. Results of operations of eight restaurants that have been abandoned subsequent to the adoption of SFAS No. 144 through March 30, 2003, have been included in results from discontinued operations for the thirteen and thirty-nine week periods ended December 29, 2002 (See Note F).

         The results of operations for those Company-owned restaurants which have been sold and included in continuing operations for the thirteen and thirty-nine week periods ended December 28, 2003 and December 29, 2002 are as follows (in thousands):

                                                                 Thirteen weeks ended              Thirty-nine weeks ended
                                                                Dec. 28,         Dec 29,         Dec. 28,            Dec. 29,
                                                                  2003            2002             2003                2002
                                                                  -----           ----             ----                ----
Sales                                                          $      --         $ 1,491         $   1,237            $ 5,210
                                                               =========         =======         =========            =======

Loss from operations
    before income taxes                                        $      --         $   (20)        $    (124)           $   (30)
                                                               =========         =======         =========            =======

NOTE F - DISCONTINUED OPERATIONS

         On April 1, 2002, the Company adopted the provisions of SFAS No. 144. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retained the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amended the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 has broadened the definition of discontinued operations to include components of an entity whose cash flows are clearly identifiable, as compared to a segment of a business. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant that it sells, abandons or otherwise disposes of where the Company has no further involvement in such restaurant's operations. In the case of restaurants to be abandoned, depreciation expense is to be revised based upon the expected remaining useful lives of the affected restaurants. In August 2002, the Company received written notice from Home Depot U.S.A., Inc. ("Home Depot") that Home Depot terminated seven License Agreements with the Company pursuant to which the Company operated Nathan's restaurants in certain Home Depot Improvement Centers. During the second quarter fiscal 2003, the Company revised its depreciation estimate on eight restaurants which were closed during the fiscal year ended March 30, 2003. During the thirteen and thirty-nine week periods ended December 29, 2002, eight Company-owned restaurants which were not considered available for sale at March 31, 2002 are presented as discontinued operations.

         Following is a summary of the results of operations for these eight restaurants for the thirteen and thirty-nine week periods ended December 29, 2002 (in thousands):

                                                              Thirteen weeks ended               Thirty-nine weeks ended
                                                                December 29, 2002                   December 29, 2002
Sales                                                               $     980                           $  3,376
                                                                    =========                           ========

Loss from operations before income taxes                            $    (346)                          $   (340)
                                                                    =========                           ========

NOTE G - STOCK REPURCHASE PROGRAM

         On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to Nathan's stock repurchase program, the Company repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through December 28, 2003, Nathan's purchased 785,545 shares of common stock at a cost of approximately $2,876,000. Subsequent to December 28, 2003, Nathan's purchased an additional 6,609 shares of common stock at a cost of approximately $34,000. To date, Nathan's has purchased a total of 1,792,154 shares of common stock at a cost of approximately $6,580,000. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

NOTE H - COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) are as follows (in thousands):

                                                                  Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                               Dec. 28,           Dec. 29,         Dec. 28,            Dec. 29,
                                                                 2003               2002             2003                2002
                                                                 ----               ----             ----                ----
Net income (loss)                                              $   237           $   (106)        $   1,837          $  (11,988)

Unrealized gain on available-for-sale securities,
  net of tax (benefit) provision of $1, ($3), $2,
   $50, respectively                                                 2                 (3)                3                  62
                                                               -------           --------         ---------          ----------

Comprehensive income (loss)                                    $   239           $   (109)        $   1,840          $  (11,926)
                                                               =======           ========         =========          ==========

         Accumulated other comprehensive income at December 28, 2003 and December 29, 2003 consists entirely of unrealized gains on available-for-sale securities, net of deferred taxes.

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

         Cristobal Cuesta, a former employee of a Miami Subs franchised restaurant, commenced an action for unspecified damages in the United States District Court, Southern District of Florida in January 2004 against Miami Subs Corporation, Miami Subs USA, Inc. and A.N.D.R.A.O.S., Inc., a Miami Subs franchisee ("the franchisee"), claiming that he was not paid overtime when he worked in excess of 40 hours per week, in violation of the Fair Labor Standards Act. The action also seeks damages for any other employees of the defendants who would be similarly entitled to overtime. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to operate their Miami Subs franchise in compliance with law, including all labor laws. Miami Subs intends to assert that it is not an appropriate party to this litigation, to deny any liability to Plaintiff and defend against this action vigorously.

NOTE J - RECLASSIFICATIONS

         Certain reclassifications of prior period balances have been made to conform to the December 28, 2003 presentation.

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

         In addition to plans for expansion through franchising and our Branded Product Program, Nathan's continues to co-brand within its existing restaurant system. Currently, the Arthur Treacher's brand is being sold within 127 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 77 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 84 Miami Subs and Nathan's restaurants.

         At March 31, 2002, Nathan's owned 22 company-operated restaurants. During the fiscal year ended March 30, 2003, Nathan's abandoned eight company-operated restaurants pursuant to early lease terminations which are presented as discontinued operations pursuant to SFAS No. 144 in the accompanying financial statements. Nathan's sold two company-operated restaurants during the fiscal year ended March 30, 2003 and has sold three company-operated restaurants and entered into two management agreements with franchisees to operate two company-operated restaurants during the thirty-nine weeks ended December 28, 2003. These seven restaurants are presented as continuing operations in the accompanying financial statements.

         At December 28, 2003, our combined system consisted of 341 franchised or licensed units, seven company-owned units and over 3,100 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 42 states, the District of Columbia and 14 foreign countries. At December 28, 2003, our company-owned restaurant system included seven Nathan's units, as compared to 14 Nathan's units and four Miami Subs units at December 29, 2002.

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

Impairment of Long-Lived Assets

          Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually, and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. During the thirty-nine week period ended December 29, 2002, we identified four restaurants that had been impaired and recorded impairment charges of approximately $471,000. No restaurants were determined to be impaired during the thirty-nine weeks ended December 28, 2003.

Impairment of Notes Receivable

         Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over the projected term. We have identified certain notes receivable that have been impaired and recorded impairment charges of approximately $100,000 relating to one note and $542,000 relating to four notes during the thirty-nine weeks ended December 28, 2003 and December 29, 2002, respectively.

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

Self-insurance Liabilities

         We are self-insured for portions of our general liability coverage. As part of our risk management strategy, our insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, we accrue estimates of our ultimate self insurance costs throughout the policy year. These estimates have been developed based upon our historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, our annual self insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. During the thirty-nine weeks ended December 28, 2003, we reversed approximately $268,000 of previously recorded insurance accruals for items that have been concluded without further payment. Also, during the thirty-nine weeks ended December 29, 2002, we completed an evaluation of the outstanding claims and reserves in conjunction with our external risk manager and reversed $196,000 of previously recorded self insurance accruals for those claims on which our exposure had been settled.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 28, 2003 COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 29, 2002

Revenues from Continuing Operations

         Total sales from continuing operations decreased by 21.3% or $1,101,000 to $4,079,000 for the thirteen weeks ended December 28, 2003 ("third quarter fiscal 2004") as compared to $5,180,000 for the thirteen weeks ended December 29, 2002 ("third quarter fiscal 2003"). Company-owned restaurant sales decreased 40.4% or $1,522,000 to $2,246,000 from $3,768,000 primarily due to the operation of six fewer company-owned restaurants as compared to the prior fiscal year. The reduction in company-owned restaurants is the result of our franchising or entering into management agreements for all six restaurants. The financial impact associated with these six restaurants lowered restaurant sales by $1,491,000 and increased restaurant operating profits by $18,000 versus the third quarter fiscal 2003. Sales at our comparable company-owned restaurants (consisting of six Nathan's restaurants) decreased by 1.4% due in part to the unseasonable weather experienced in the Northeastern United States during the month of December 2003, where all of our company-owned restaurants are now located. Sales from the Branded Product Program increased by 22.4% to $1,728,000 for the third quarter fiscal 2004 as compared to sales of $1,412,000 in the third quarter fiscal 2003. Additionally, in the third quarter fiscal 2004, Nathan's realized sales of $105,000 in connection with a test marketing program with a marketer of retail products.

         Franchise fees and royalties decreased by $32,000 or 1.9% to $1,690,000 in the third quarter fiscal 2004 compared to $1,722,000 in the third quarter fiscal 2003. Franchise royalties increased by $206,000 or 15.2% to $1,558,000 in the third quarter fiscal 2004 as compared to $1,352,000 in the third quarter fiscal 2003. This increase is due primarily to the royalties earned from the new units that were opened or franchised during the fiscal 2004 and fiscal 2003 periods and receipt during the fiscal 2004 period of back royalties not previously recorded of approximately $75,000 from our international Master Franchisor of the Kenny Rogers brand. Additionally, we realized an improvement in the amount of unrealizable royalties which were not previously recognized as revenues, primarily in the South Florida marketplace for the Miami Subs brand, as compared to the fiscal 2003 period. At December 28, 2003, royalties from 34 domestic franchised locations have been deemed unrealizable as compared to 63 domestic franchised locations at December 29, 2002. Domestic franchise restaurant sales decreased by 1.8% to $40,706,000 in the third quarter fiscal 2004 as compared to $41,445,000 in the third quarter fiscal 2003. At December 28, 2003, 341 franchised or licensed restaurants were operating as compared to 351 franchised or licensed restaurants at December 29, 2002. Franchise fee income was $132,000 in the third quarter fiscal 2004 as compared to $220,000 in the third quarter fiscal 2003. The decrease in franchise fees was primarily attributable to the opening of five new franchised units during the third quarter fiscal 2004 as compared to ten new franchise openings during the third quarter fiscal 2003. During the third quarter fiscal 2003, Nathan's also earned $150,000 in connection with the termination by Nathan's of a Master Development Agreement due to a breach by the franchisee.

         License royalties were $674,000 in the third quarter fiscal 2004 as compared to $523,000 in the third quarter fiscal 2003. The majority of this increase is primarily attributable to revenues from new license agreements for the sale of Nathan's products including the Nathan's "Griddle" which was marketed via "infomercial" throughout the year and by retailers during the Christmas 2003 season.

         Investment and other income was $46,000 in the third quarter fiscal 2004 as compared to $41,000 in the third quarter fiscal 2003. This increase is due primarily to gains from the sale of a restaurant and other assets of $20,000 and additional miscellaneous revenue of $23,000 which were partially offset by reduced subleasing revenue of $38,000.

         Interest income was $39,000 in the third quarter fiscal 2004 versus $71,000 in the third quarter fiscal 2003 due primarily to lower interest income earned on Nathan's marketable securities and its notes receivable as a result of the impairment charges recorded during the fiscal 2004 period and the fiscal year ended March 30, 2003.

Costs and Expenses from Continuing Operations

         Cost of sales from continuing operations decreased by $453,000 to $3,053,000 in the third quarter fiscal 2004 from $3,506,000 in the third quarter fiscal 2003. During the third quarter fiscal 2004, restaurant cost of sales were lower than the third quarter fiscal 2003 by approximately $987,000. Cost of sales were lower by approximately $1,008,000 as a result of operating fewer company-owned restaurants during the third quarter fiscal 2004. The cost of restaurant sales at our company-owned comparable units as a percentage of restaurant sales was 64.7% in the third quarter fiscal 2004 as compared to 63.0% in the third quarter fiscal 2003 due primarily to higher labor and related costs. Higher costs of approximately $440,000 were incurred in connection with our Branded Product Program due primarily to higher commodity costs during the third quarter fiscal 2004. Commodity costs of our beef products continued to be higher during the third quarter fiscal 2004 than the third quarter fiscal 2003. This increase has been caused by reductions in the supply of beef primarily due to: 1) the prohibition since May 2003 on importing of Canadian beef livestock into the U.S. 2) the decrease in imports of Australian beef due to local drought conditions and 3) the export of U.S. beef had increased through December 23, 2003 when the first case of bovine spongiform encephalopathy, otherwise known as BSE in the United States was reported. In response to these higher costs, Nathan's has increased menu prices in its company-operated restaurants by approximately 2.0% and has sought to assess a temporary surcharge within its Branded Product Program to offset some of the margin pressure. Additionally, Nathan's also incurred higher cost of sales of $95,000 in the third quarter fiscal 2004 in connection with a test marketing program with a marketer of retail products.

         Restaurant operating expenses decreased by $393,000 to $813,000 in the third quarter fiscal 2004 from $1,206,000 in the third quarter fiscal 2003. Restaurant operating costs were lower in the third quarter fiscal 2004 by approximately $501,000 as compared to the third quarter fiscal 2003 as a result of operating fewer restaurants. Nathan's also incurred higher insurance and utility costs during the third quarter fiscal 2004.

         Depreciation and amortization decreased by $89,000 to $238,000 in the third quarter fiscal 2004 from $327,000 in the third quarter fiscal 2003. Depreciation expense was lower by approximately $45,000 as a result of operating fewer company-owned restaurants and $22,000 as a result of the impairment charges on long-lived assets recorded during fiscal 2003.

         Amortization of intangibles was $65,000 in the third quarter fiscal 2004 as compared to $69,000 in the third quarter fiscal 2003.

         General and administrative expenses decreased by $50,000 to $1,907,000 in the third quarter fiscal 2004 as compared to $1,957,000 in the third quarter fiscal 2003. The decrease in general and administrative expenses was due primarily to lower personnel and incentive compensation expense of approximately $47,000 resulting from the implementation of an expense reduction plan, lower professional fees of approximately $46,000 and lower property expense of approximately $24,000 which were partly offset by higher insurance expense of approximately $100,000 due to the reversal of previously recorded self insurance accruals during the third quarter fiscal 2003.

         Interest expense was $16,000 during the third quarter fiscal 2004 as compared to $33,000 during the third quarter fiscal 2003. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

         Impairment charge on long-lived assets was $50,000 during the third quarter fiscal 2003 relating to the write-down of one restaurant.

         Impairment charge on notes receivable of $44,000 during the third quarter fiscal 2004 represents the further write-down of one non-performing note receivable and $222,000 during the third quarter fiscal 2003 represents the write-down relating to one note receivable.

Provision for Income Taxes from Continuing Operations

         In the third quarter fiscal 2004, the income tax provision on income from continuing operations was $155,000 or 39.5% of income from continuing operations as compared to $65,000 or 38.9% in the third quarter fiscal 2003.

Discontinued operations

         The third quarter fiscal 2003 included the results of operations of eight company-owned restaurants, all of which were abandoned by March 30, 2003, including seven which were abandoned in connection with the Home Depot early lease terminations. Revenues generated by these eight restaurants were $980,000 during the third quarter fiscal 2003. Loss before income taxes from these restaurants was $346,000 during the third quarter fiscal 2003. No restaurants have been accounted for as discontinued operations during fiscal 2004.

THIRTY-NINE WEEKS ENDED DECEMBER 28, 2003 COMPARED TO THIRTY-NINE WEEKS ENDED DECEMBER 29, 2002

Revenues from Continuing Operations

         Total sales from continuing operations decreased by 15.6% or $3,098,000 to $16,713,000 for the thirty-nine weeks ended December 28, 2003 ("fiscal 2004 period") as compared to $19,811,000 for the thirty-nine weeks ended December 29, 2002 ("fiscal 2003 period"). Company-owned restaurant sales decreased 29.2% or $4,353,000 to $10,564,000 from $14,917,000 primarily due to the operation of seven fewer company-owned restaurants as compared to the prior fiscal year. The reduction in company-owned restaurants is the result of our franchising or entering into management agreements for six restaurants and selling one restaurant. The financial impact associated with these seven restaurants lowered restaurant sales by $3,973,000 and lowered restaurant operating profits by $95,000 versus the fiscal 2003 period. Sales decreased 3.3% at our comparable company-owned restaurants (consisting of seven Nathan's restaurants, including one seasonal restaurant). The sales decline at our comparable company-owned restaurants was primarily due to the unseasonable weather experienced in the Northeastern United States during the spring and summer of 2003 and during December 2003, where all of our company-owned restaurants are now located. Sales from the Branded Product Program increased by 20.5% to $5,899,000 for the fiscal 2004 period as compared to sales of $4,894,000 in the fiscal 2003 period. Additionally, during the fiscal 2004 period, Nathan's realized sales of $250,000 in connection with a test marketing program with a marketer of retail products.

         Franchise fees and royalties increased by $38,000 or 0.8% to $4,753,000 in the fiscal 2004 period compared to $4,715,000 in the fiscal 2003 period. Franchise royalties increased by $144,000 or 3.4% to $4,398,000 in the fiscal 2004 period as compared to $4,254,000 in the fiscal 2003 period. This increase is due primarily to the royalties earned from the new units that were opened or franchised during the fiscal 2004 and fiscal 2003 periods. Additionally, we realized an improvement in the amount of unrealizable royalties which were not previously recognized as revenues, primarily in the South Florida marketplace for the Miami Subs brand, as compared to the fiscal 2003 period. Domestic franchise restaurant sales decreased by 2.2% to $121,625,000 in the fiscal 2004 period compared to $124,309,000 in the fiscal 2003 period. At December 28, 2003, 341 franchised or licensed restaurants were operating as compared to 351 franchised or licensed restaurants at December 29, 2002. At December 28, 2003, royalties from 34 domestic franchised locations have been deemed unrealizable as compared to 63 domestic franchised locations at December 29, 2002. Franchise fee income derived from new openings and our co-branding activities was $332,000 in the fiscal 2004 period as compared to $311,000 in the fiscal 2003 period. This increase was primarily attributable to the opening of 16 new franchised units and the franchising of three company-owned restaurants during the fiscal 2004 period as compared to 12 new franchise openings during the fiscal 2003 period. During the third quarter fiscal 2003, Nathan's also earned $150,000 in connection with the termination of a Master Development Agreement due to a breach by the franchisee.

         License royalties were $2,330,000 in the fiscal 2004 period as compared to $1,922,000 in the fiscal 2003 period. The majority of this increase is attributable to revenues from new license agreements for the sale of Nathan's products including the Nathan's "Griddle" which was marketed via "infomercial" throughout the year and by retailers during the Christmas 2003 season.

         Investment and other income increased by $247,000 to $339,000 in the fiscal 2004 period versus $92,000 in the fiscal 2003 period. During the fiscal 2004 period, Nathan's recognized net gains of $149,000 primarily in connection with the sale of two company-owned restaurants to franchisees and additional miscellaneous revenue of $ 26,000 which were partially offset by reduced subleasing revenue of $54,000. In the fiscal 2003 period, Nathan's realized a gain of $135,000 in connection with the early termination of a Branded Product Program sales agreement. During the fiscal 2003 period, Nathans' investment loss of approximately $244,000 was primarily attributable to our investment in limited partnership, which was liquidated during the third and fourth quarters of fiscal 2003.

         Interest income was $165,000 in the fiscal 2004 period versus $227,000 in the fiscal 2003 period due primarily to lower interest income earned on notes receivable as a result of the impairment charges recorded during the fiscal 2004 period and the fiscal year ended March 30, 2003.

Costs and Expenses from Continuing Operations

         Cost of sales from continuing operations decreased by $1,343,000 to $11,732,000 in the fiscal 2004 period from $13,075,000 in the fiscal 2003 period. During the fiscal 2004 period, restaurant cost of sales were lower than the fiscal 2003 period by approximately $2,732,000. Cost of sales were lower by approximately $2,597,000 as a result of operating fewer company-owned restaurants during the fiscal 2004 period. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 59.7% in the fiscal 2004 period as compared to 58.6% in the fiscal 2003 period due primarily to higher labor and related costs. Higher costs of approximately $1,149,000 were incurred in connection with the growth of our Branded Product Program and higher commodity costs during the fiscal 2004 period. Commodity costs of our beef products were higher during the fiscal 2004 period than the fiscal 2003 period. This increase has been caused by reductions in the supply of beef primarily due to: 1) the prohibition since May 2003 on importing of Canadian beef livestock into the U.S. 2) the decrease in imports of Australian beef due to local drought conditions and 3) the export of U.S. beef had increased through December 23, 2003 when the first case of bovine spongiform encephalopathy, otherwise known as BSE in the United States was reported. In response to these higher costs, Nathan's has increased menu prices in its company-operated restaurants by approximately 2.0% and has sought to assess a temporary surcharge within its Branded Product Program to offset some of the margin pressure. Additionally, Nathan's also incurred higher cost of sales of $240,000 in the fiscal 2004 period in connection with a test marketing program with a marketer of retail products.

         Restaurant operating expenses decreased by $1,403,000 to $2,904,000 in the fiscal 2004 period from $4,307,000 in the fiscal 2003 period. Restaurant operating costs were lower in the fiscal 2004 period by approximately $1,281,000, as compared to the fiscal 2003 period as a result of operating fewer restaurants.

         Depreciation and amortization decreased by $253,000 to $749,000 in the fiscal 2004 period from $1,002,000 in the fiscal 2003 period. Depreciation expense was lower by approximately $118,000 as a result of operating fewer company-owned restaurants and $69,000 as a result of the impairment charges on long-lived assets recorded during fiscal 2003.

         Amortization of intangibles was $196,000 in the fiscal 2004 period as compared to $208,000 in the fiscal 2003 period.

         General and administrative expenses decreased by $594,000 to $5,523,000 in the fiscal 2004 period as compared to $6,117,000 in the fiscal 2003 period. The decrease in general and administrative expenses was due primarily to lower personnel and incentive compensation expense of approximately $269,000 resulting from the implementation of an expense reduction plan (primarily in connection with the reduction in the number of company-operated restaurants), lower bad debts expense of approximately $63,000, expense reversal from the settlement of a disputed claim of approximately $50,000 and lower un-leased property expense of approximately $55,000.

         Interest expense was $55,000 during the fiscal 2004 period as compared to $111,000 during the fiscal 2003 period. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

         Impairment charge on notes receivable of $100,000 during the fiscal 2004 period represents the write-down of one non-performing note receivable and $542,000 during the fiscal 2003 period represents the write-down relating to four notes receivable.

         Impairment charge on long-lived assets of $471,000 during the fiscal 2003 period represents the write-down of fixed assets relating to four under-performing stores.

Provision for Income Taxes from Continuing Operations

         In the fiscal 2004 period, the income tax provision on income from continuing operations was $1,204,000 or 39.6% of income from continuing operations as compared to $380,000 or 40.7% the fiscal 2003 period.

Discontinued operations

         The fiscal 2003 period included the results of operations of eight company-owned restaurants, all of which were abandoned by March 30, 2003, including seven which were abandoned in connection with the Home Depot early lease terminations. Revenues generated by these eight restaurants were $3,376,000 during the fiscal 2003 period. Loss before income taxes from these restaurants was $340,000 during the fiscal 2003 period. No restaurants have been accounted for as discontinued operations during fiscal 2004.

Cumulative effect of change in accounting principle

         In the first quarter fiscal 2003, we adopted SFAS No. 142, "Accounting for Goodwill and Other Intangibles." In connection with the implementation of this new standard, Goodwill, Trademarks, Trade Names and Recipes were deemed to be impaired and their carrying value was written down by $13,192,000, or $12,338,000, net of tax.

OFF-BALANCE SHEET ARRANGEMENTS

         We are not a party to any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at December 28, 2003 aggregated $2,592,000, increasing by $1,177,000 during the fiscal 2004 period. At December 28, 2003, marketable securities increased by $2,769,000 from March 30, 2003 to $7,392,000 and net working capital increased to $8,819,000 from $5,935,000 at March 30, 2003.

         Cash provided by operations was $3,835,000 in the fiscal 2004 period as compared to $ 1,537,000 in the fiscal 2003 period. The fiscal 2004 increases resulted primarily from higher operating profits from operations. Additionally, Nathan's applied its expected Net Operating Loss from the fiscal year ended March 2003 against its estimated tax payments for its fiscal year ending March 28, 2004 reducing current year tax payments by approximately $668,000.

         During the fiscal 2004 period, Nathan's received repayments on notes receivable of $603,000 and proceeds from the sale of three restaurants and other fixed assets of $589,000. We also incurred capital expenditures of $307,000 during the fiscal 2004 period.

         Nathan's continued to repurchase shares of common stock pursuant to its Stock Repurchase Program having repurchased 144,307 shares of common stock at a total cost of $553,000. We also repaid notes payable and obligations under capital leases in the amount of $144,000.

          On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to our stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through December 28, 2003, Nathan's purchased 785,545 shares of common stock at a cost of approximately $2,876,000. Subsequent to December 28, 2003, Nathan's purchased an additional 6,609 shares of common stock at a cost of approximately $34,000. To date, Nathan's has purchased a total of 1,792,154 shares of common stock at a cost of approximately $6,580,000. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

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

         There are currently 33 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. Additionally, there are currently two vacant properties which were previously sublet to franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of December 28, 2003 was approximately $620,000.

         The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

                                                                             Payments Due by Period
                                                                             ----------------------
                                                             Less than
Cash Contractual Obligations                 Total             1 Year     1 - 3 Years   3-5 Years     After 5 Years
----------------------------                 -----            -------     -----------   ---------     -------------
Long-Term Debt                              $  1,027          $   167     $       333   $     333     $         194
Capital Lease Obligations                         55                6              15          18                16
Employment Agreements                            675              675              --          --                --
Operating Leases                              22,745            4,170           7,873       5,793             4,909
                                            --------          -------     -----------   ---------     -------------
  Gross Cash Contractual Obligations          24,502            5,018           8,221       6,144             5,119

Sublease Income                               13,355            2,330           4,481       3,323             3,221
                                            --------          -------     -----------   ---------     -------------
   Net Cash Contractual Obligations         $ 11,147          $ 2,688     $     3,740   $   2,821     $       1,898
                                            ========          =======     ===========   =========     =============

                                                                  Amount of Commitment Expiration Per Period
                                              Total               ------------------------------------------
                                             Amounts      Less than
Other Contractual Commitments               Committed      1 Year      1 - 3 Years      3-5 Years       After 5 Years
-----------------------------               ---------      ------      -----------      ----------      -------------
Loan Guarantees                             $     620     $    230     $       382      $       8                 --
                                            ---------     --------     -----------      ----------      -------------
Total Commercial Commitments                $     620     $    230     $       382      $       8                 --
                                            =========     ========     ===========      ==========      =============

         Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We currently maintain a $5,000,000 uncommitted bank line of credit and have never borrowed any funds under any lines of credit.

Inflationary Impact

         Inflation has not significantly affected the operating results of Nathan's during its last three fiscal years.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

CASH AND CASH EQUIVALENTS

         We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 28, 2003, Nathans' cash and cash equivalents aggregated $2,592,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $6,500 per annum for each .25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

         We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 28, 2003, the market value of Nathans' marketable investment securities aggregated $7,392,000. Interest income on these marketable investment securities would increase or decrease by approximately $16,500 per annum for each .25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at December 28, 2003 that are sensitive to interest rate fluctuations (in thousands):

                                          Valuation of securities                        Valuation of securities
                                            Given an interest rate                        Given an interest rate
                                         Decrease of X Basis points                     Increase of X Basis points
                                         --------------------------      Fair           --------------------------
                                    (150BPS)    (100BPS)      (50BPS)    Value         +50BPS      +100BPS  +150BPS
                                    -------------------------------------------------------------------------------
Municipal notes and bonds            $7,707      $7,599       $7,494    $7,392         $7,294       $7,198  $7,105
                                     ======      ======       ======    ======         ======       ======  ======

BORROWINGS

         The interest rate on our borrowings are generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At December 28, 2003, total outstanding debt, including capital leases, aggregated $1,082,000 of which $1,027,000 is at risk due to changes in interest rates. The current interest rate is 4.50% per annum and will adjust in January 2006 and 2009 to prime plus .25%. Nathan's also maintains a $5,000,000 credit line which bears interest at the prime rate plus 1.00% (5.25% at January 16, 2004). The Company has never borrowed any funds under its line of credit. Accordingly, the Company does not believe that fluctuations in interest rates would have a material impact on its financial results.

COMMODITY COSTS

         The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. During the thirty-nine week period ended December 28, 2003, the price of our beef products has risen dramatically over historical norms and particularly as compared to last year. This increase has been caused by reductions in the supply of beef primarily due to: 1) the prohibition since May 2003 on importing of Canadian beef livestock into the U.S.
2) the decrease in imports of Australian beef due to local drought conditions and 3) the export of U.S. beef had increased through December 23, 2003 when the first case of bovine spongiform encephalopathy, otherwise known as BSE in the United States was reported. As a result, Nathan's cost of its hot dogs was approximately 15.0% higher during the thirty-nine weeks ended December 28, 2003 than the thirty-nine weeks ended December 29, 2002. Nathan's has already increased menu prices in its company-operated restaurants by approximately 2.0% and is seeking to assess a temporary surcharge within its Branded Product Program to offset some of the margin pressure. A short term increase or decrease of 10% in the cost of our food and paper products for the entire thirty-nine weeks ended December 28, 2003 would have increased or decreased cost of sales by approximately $810,000.

         On December 23, 2003, the United States Department of Agriculture ("USDA") announced that the first case of bovine spongiform encephalopathy, otherwise known as BSE, or mad-cow disease was discovered in the United States in a single cow in the State of Washington. Nathan's has obtained written assurances from its beef processors that Nathan's products have not come from the meat processing plants associated with the production of products having to do with this incident. To date, Nathan's demand for its products continues to be strong. Nathan's has not experienced any material financial impact in connection with this incident.

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

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 28, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

FORWARD LOOKING STATEMENT

         Certain statements contained in this report are forward-looking statements. Forward-looking statements represent our current judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware. These risks and uncertainties, many of which are not within our control, include, but are not limited to: the future effects of the first case of bovine spongiform encephalopathy, BSE, identified in the United States on December 23, 2003, economic, weather, legislative and business conditions; the collectibility of receivables; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; the ability to continue to attract franchisees; the ability to purchase our primary food and paper products at reasonable prices; no material increases in the minimum wage; and our ability to attract competent restaurant and managerial personnel. We generally identify forward-looking statements with the words "believe," "intend," "plan," "expect," "anticipate," "estimate," "will," "should" and similar expressions.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We and our subsidiaries are from time to time involved in ordinary and routine litigation. We are also involved in the following litigation:

         Cristobal Cuesta, a former employee of a Miami Subs franchised restaurant, commenced an action for unspecified damages in the United States District Court, Southern District of Florida in January 2004 against Miami Subs Corporation, Miami Subs USA, Inc. and A.N.D.R.A.O.S., Inc., a Miami Subs franchisee ("the franchisee"), claiming that he was not paid overtime when he worked in excess of 40 hours per week, in violation of the Fair Labor Standards Act. The action also seeks damages for any other employees of the defendants who would be similarly entitled to overtime. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to operate their Miami Subs franchise in compliance with law, including all labor laws. Miami Subs intends to assert that it is not an appropriate party to this litigation, to deny any liability to Plaintiff and defend against this action vigorously.

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

         (b) No reports on Form 8-K were filed during the quarter ended December 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NATHAN'S FAMOUS, INC.

Date: February 9, 2004         By:  /s/Wayne Norbitz
                                     -------------------------------------------
                                     Wayne Norbitz
                                     President and Chief Operating Officer
                                     (Principal Executive Officer)

Date: February 9, 2004         By: /s/Ronald G. DeVos
                                    --------------------------------------------
                                    Ronald G. DeVos
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)