Form 10-K
period 2004-03-28
NATHANS FAMOUS INC
filed 2004-06-24
CIK 69733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 28, 2004
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _________ to

                           Commission File No. 0-3189

                                              NATHAN'S FAMOUS, INC.
-------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           11-3166443
-------------------------------              --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1400 Old Country Road, Westbury, New York                           11590
-----------------------------------------    ------------------------------
 (Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code:              (516)338-8500

           Securities registered pursuant to Section 12(b)of the Act:

    Title of Class                    Name of Each Exchange on which Registered
   ---------------                    -----------------------------------------
        None                                  None

           Securities registered pursuant to Section 12(g)of the Act:
                          Common Stock - par value $.01
                          -----------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X].

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 28, 2003 was approximately $23,747,000.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 7, 2004, there were 5,213,901 shares of Common Stock, par value $.01 per share outstanding.

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

      Over the past five years, we have focused on developing our restaurant franchise system by continuing to open new franchised restaurants, expanding our Nathan's Branded Product Program and our Nathan's branded retail licensing programs, operating our existing company-owned restaurants and developing an international master franchising program. In an effort to expand our restaurant system and expand our brand portfolio, during fiscal 2000 we completed our merger with Miami Subs Corp. and our acquisition of the intellectual property of the Kenny Rogers Roasters franchise system. In addition, through our acquisition of Miami Subs, we also secured certain co-branding rights to use the Arthur Treachers' brand within the United States. During fiscal 2002 we offered the Nathan's, Kenny Rogers Roasters and Arthur Treachers' signature products to the Miami Subs franchise community. Since then, we have continued to capitalize on the co-branding opportunities within the Nathan's restaurant system, as well as seek to develop new multi-brand marketing and development plans.

      At March 28, 2004, our system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 338 franchised units, including six units operating pursuant to management agreements, 7 company-owned units concentrated in the New York metropolitan area and more than 3,300 branded product points of sale under our Branded Product Program, located in 44 states, the District of Columbia and 12 foreign countries.

      We plan to seek to continue expanding the scope and market penetration of our Branded Product Program, further develop the restaurant operations of existing franchised and company-owned outlets ,open new franchised outlets in traditional or captive market environments, expand the Nathan's retail licensing programs and continue to introduce co-branding opportunities within our restaurant system. We may selectively consider opening new company-owned restaurants. We also plan to further develop an international presence through the use of master franchising agreements based upon individual or combined use of all three restaurant concepts.

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

      Nathans' hot dogs are all-beef and are free from all fillers and starches. Hot dogs are flavored with the original secret blend of spices created by Ida Handwerker in 1916, which historically have distinguished Nathans' hot dogs. Our hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 88 years. Our signature crinkle-cut french fried potatoes are featured at each Nathan's restaurant. Nathans' french fried potatoes are cooked in 100% cholesterol-free corn oil. We believe that the majority of sales in our company-owned units consist of Nathan's famous hot dogs, crinkle-cut french fried potatoes and beverages.

      Individual Nathan's restaurants supplement their core menu of hot dogs, french fries and beverages with a variety of other quality menu choices including: chargrilled hamburgers, chargrilled chicken sandwiches, Philly Cheesesteaks, selected seafood and other chicken items, a breakfast menu and assorted desserts and snacks. While the number of supplemental menus carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Each of these supplemental menu options consists of a number of individual items; for example, the hamburger menu may include chargrilled bacon cheeseburgers, superburgers and super cheeseburgers. We maintain the same quality standard with each of Nathan's supplemental menus as we do with Nathans' core hot dog and french fried potato menu. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. Nathan's also has a "Kids Meal" program in which various menu alternatives are combined with toys to appeal to the children's market.

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

      Miami Subs restaurants feature a distinctive decor unique to the Miami Subs concept. The exterior of free-standing restaurants feature an unusual roof design and neon pastel highlights for easy recognition. Interiors have a tropical motif in a neon pink and blue color scheme with murals of fish, mermaids, flamingos and tropical foliage. Exteriors and interiors are brightly lit to create an inviting, attractive ambience to distinguish our restaurants from those of our competitors. At March 28, 2004, 73 of the Miami Subs restaurants were located in freestanding buildings, ranging between 2,000 and 5,000 square feet. Certain other Miami Subs restaurants are scaled down to accommodate non-traditional captive market environments.

      Miami Subs restaurants are typically open seven days a week, generally opening at 10:30 am, with many of the restaurants having extended late-night hours. Indoor service is provided at a walk-up counter where the customer places an order and is given an order number and a drink cup. The customer then proceeds to a self service soda bar while the food is prepared to order. Drive-thru service is provided at substantially all free-standing Miami Subs restaurants. We estimate that drive-thru sales account for approximately 54% of sales in free-standing restaurants that maintain drive-thru service.

      Currently, 81 Miami Subs restaurants offer our co-branded menu consisting of various selections of Nathan's, Kenny Rogers Roasters or Arthur Treachers' signature products and created a new image for Miami Subs based upon this co-branding strategy called "Miami Subs Plus."

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

      The distinctive flavoring of our Kenny Rogers Roasters chicken is the result of a two step process. First, our chickens are marinated using a specially flavored proprietary marinade. Then a second unique blend of spice is applied to the chicken prior to cooking, often in an open flame wood-fire rotisserie in full view of customers at the restaurant. Other entrees offered in Kenny Rogers Roasters restaurants may include Honey Bourbon BBQ ribs and rotisserie turkey. Complimenting Kenny Rogers Roasters main courses are a wide variety of freshly prepared side dishes, corn muffins, soups, salads and sandwiches. The menu offers a healthful alternative to traditional quick-serve menu offerings that caters to families and individuals.

      The traditional Kenny Rogers Roasters restaurants are free standing buildings or large in-line units offering dine-in and drive thru delivery options ranging in size between 3,000 and 4,000 sq. ft. with seating capacity for approximately 125 guests. Other prototype restaurant designs that are being considered include food court units and scaled down in-line and free standing restaurant types.

Franchise Operations

      At March 28, 2004, our franchise system, including our Nathan's, Miami Subs and Kenny Rogers restaurant concepts, consisted of 338 units operating in 23 states and 10 foreign countries.

      Today, our franchise system counts among its 129 franchisees and licensees such well known companies as HMS Host , ARAMARK Leisure Services, Inc., CA1 Services, Inc., Centerplate (formerly known as Service America Corp.), Culinart and National Amusements. We continue to seek to market our franchising program to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units.

      As of March 28, 2004, Host Marriott operated 37 franchised outlets, including 14 units at airports, 18 units within highway travel plazas and five units within malls. Additionally, Host Marriott operates 15 locations featuring Nathan's products pursuant to our Branded Product Program.

Nathan's Franchise Program

      Franchisees are required to execute a standard franchise agreement prior to opening each Nathan's Famous unit. Our current standard Nathan's franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 5.0% of restaurant sales and the expenditure of 2.0% of restaurant sales on advertising. We also offer a modified franchise agreement tailored to meet the needs of franchisees who desire to operate a Nathan's of a smaller size offering a reduced menu. The modified franchise agreement provides for the initial franchise fee of $15,000 which is payable upon execution of the agreement, monthly royalties of 5.0% and the expenditure of 2.0% of restaurant sales on advertising. We may offer alternatives to the standard franchise agreement, having to do with franchise fees or advertising requirements. The initial term of the typical franchise agreement is 20 years, with a 15-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

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

      We offer various management training courses for management personnel of company-owned and franchised Nathan's restaurants. At least one restaurant manager from each restaurant must successfully complete our mandated management training program. We also offer additional operations and general management training courses for all restaurant managers and other managers with supervisory responsibilities. We provide standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs. We also provide ongoing advice and assistance to franchisees. We host periodic "Focus on Food" meetings with our franchisees to discuss upcoming marketing events, menu development and other topics, each of which is created to provide systemwide benefits.

      Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us and applied on a system-wide basis. We continuously monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise or license agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise or license agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 28, 2004, ("fiscal 2004") franchisees have opened 21 new Nathan's franchised units and one Nathan's franchise agreement for non-compliance was terminated.

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

Miami Subs Franchise Program

      Franchisees are required to execute a standard franchise agreement relating to the operation of each Miami Subs restaurant. Currently, the term of the franchise agreement is between ten and 20 years, and the initial franchise fee is $30,000 for traditional restaurants and $15,000 for certain non-traditional restaurants. The standard franchise agreement provides for the payment of a monthly royalty fee of 4.5% of gross sales in traditional restaurants or 5.0% of gross sales in non-traditional restaurants for the term of the franchise agreement. Additional charges, based on a percentage of restaurant sales are required by operators of traditional restaurants, typically totaling 2.25%, to support various system-wide and local advertising funds.

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

      The six-week training program consists of formal classroom training and in-restaurant training featuring various aspects of day-to-day operations leading to certification in all functioning positions. Topics covered include human resources, accounting and purchasing, in addition to labor and food handling laws. Standard operating manuals are provided to each franchisee.

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

      During the past year, Miami Subs formed small groups of franchisees in its primary market of south Florida and initiated meetings with each of the groups of franchisees throughout the year. The purpose of these meetings was principally to improve communications in areas of marketing, promotions, new products, training and personnel motivation, operations and other areas affecting the operation and performance of the franchised restaurants.

      Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 28, 2004, franchisees have opened two new Miami Subs franchised units and we terminated one Miami Subs franchise agreement for non-compliance.

Kenny Rogers Roasters Franchise Program

      Kenny Rogers Roasters franchisees from the previous franchise system were required to execute amended and restated franchise agreements in order to preserve their franchised units. The amended and restated franchise agreement affirmed the franchisees responsibilities and offered reduced royalties to 3% of sales and waived advertising fund payments through March 31, 2001. These reduced rates have been extended until March 31, 2005. Future Kenny Rogers Roasters franchisees will have to execute our current standard franchise agreement which provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 4.5% of restaurant sales and the expenditure of 2.5% of restaurant sales on advertising. In some specific situations, we may offer alternatives to the standard franchise agreement. The initial term of the typical franchise agreement is 20 years, with up to a 20-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

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

      Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. We develop all standards and specifications, which are applied on a system-wide basis and monitor franchisee operations. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 28, 2004, no Kenny Rogers Roasters franchise agreements were terminated for non-compliance.

      Franchisees who desire to open multiple units in a specific territory within the United States may generally enter into a standard area development agreement under which we would receive an advance fee based upon the number of proposed units which the franchisee is authorized to open. This advance would be credited against the franchise fee payable to us, as provided in its standard franchise agreement. In some circumstances, we may grant exclusive territorial rights in foreign countries for the development of Roasters units based upon compliance with a predetermined development schedule. During fiscal 2004, we renegotiated our agreement with Roasters Asia Pacific, our Master Developer in the Far East. Under this agreement, we will receive an annual fee instead of ongoing royalties and restaurant opening fees. The annual fee is scheduled to increase on each anniversary of the agreement.

Company-owned Nathan's Restaurant Operations

      As of March 28, 2004, we operated seven company-owned Nathan's units, including one seasonal location, in New York. Company-owned units currently range in size from approximately 440 square feet to 10,000 square feet and are principally free-standing buildings. All restaurants, except our seasonal boardwalk location, have seating to accommodate between 60 and 350 customers. The restaurants are designed to appeal to all ages and are open seven days a week. We have established high standards for food quality, cleanliness and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards. Restaurant service areas, seating, signage and general decor are contemporary.

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

      We entered into a food service lease agreement with Home Depot U.S.A., Inc. ("Home Depot") under which we leased space in certain Home Depot Improvement Centers to operate Nathan's restaurants. The term of each Home Depot agreement was five years from the date on which the restaurant opens, with one five year renewal option. In August 2002, Nathan's received written notice from Home Depot that Home Depot terminated eight License Agreements with Nathan's pursuant to which Nathan's operated Nathan's restaurants in certain Home Depot Improvement Centers. In accordance with the termination notices, Nathan's ceased its operations in those locations before February 20, 2003.

Company-owned Miami Subs Restaurant Operations

      As of March 28, 2004, we did not operate any company-owned Miami Subs restaurants. During fiscal 2004, our four company-operated restaurants located in Southern Florida were franchised or transferred pursuant to Management Agreements. These four company-owned Miami Subs restaurants were free-standing restaurants offering drive-thru operations as well as dine-in seating. These restaurants ranged in size from approximately 2,500 square feet to 4,000 square feet with seating capacity for approximately 90 guests. At present, we do not intend to open any new company-operated Miami Subs restaurants.

Company-owned Kenny Rogers Roasters Restaurant Operations

      In April 2002, we opened a new limited-menu Kenny Rogers food court type outlet, as part of a major remodeling of a large company-owned Nathan's facility in Oceanside, New York.

      At March 28, 2004, we did not operate any Company-owned Kenny Rogers Roasters restaurants. At present, we do not intend to open any new company-operated Kenny Rogers Roasters restaurants.

International Development

      As of March 28, 2004, our franchisees operated 99 units in 10 foreign countries having significant operations within Malaysia and the Philippines. The vast majority of foreign operations consist of Kenny Rogers Roasters units, although our Nathan's restaurant concept also has foreign franchise operations. During the current fiscal year, our international franchising program opened one Nathan's restaurant in Japan and 14 Kenny Rogers Roasters restaurants as follows: seven in the Philippines, three in Malaysia, three in China and one in Hong Kong.

      During fiscal 2004, we executed a Master Franchise Agreement and a Distribution and Manufacturing Agreement for the Nathan's and Miami Subs rights in Kuwait and are currently in various stages of negotiations for development in other foreign countries. We may continue to grant exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, which would require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally through the use of master franchising agreements based upon individual or combined use of all three restaurant concepts and for the distribution of Nathan's products.

Location Summary

The following table shows the number of our company-owned and franchised or licensed units in operation at March 28, 2004 and their geographical distribution:

                                                             Franchise
Domestic Locations                      Company             or License(1)            Total
------------------                      -------             -------------            -----
Alabama                                    -                      1                     1
Arizona                                    -                      2                     2
California                                 -                      3                     3
Connecticut                                -                      4                     4
Delaware                                   -                      1                     1
Florida                                    -                     89                    89
Georgia                                    -                      4                     4
Indiana                                    -                      1                     1
Kentucky                                   -                      1                     1
Maryland                                   -                      1                     1
Massachusetts                              -                      3                     3
Minnesota                                  -                      2                     2
Missouri                                   -                      3                     3
Nevada                                     -                      4                     4
New Jersey                                 -                     42                    42
New York                                   7                     59                    66
North Carolina                             -                      8                     8
Ohio                                       -                      1                     1
Pennsylvania                               -                      3                     3
South Carolina                             -                      2                     2
Tennessee                                  -                      1                     1
Texas                                      -                      1                     1
Virginia                                   -                      3                     3
                                        ----                  -----                  ----
Domestic Subtotal                          7                    239                   246
                                        ----                  -----                  ----
International Locations
Canada                                     -                      2                     2
China                                      -                      8                     8
Cypress                                    -                      1                     1
Egypt                                      -                      4                     4
Hong Kong                                  -                      2                     2
Japan                                      -                      1                     1
Malaysia                                   -                     31                    31
Philippines                                -                     44                    44
Singapore                                  -                      4                     4
United Arab Emirates                       -                      2                     2
                                         ---                   ----                   ---
International Subtotal                     -                     99                    99
                                         ---                   ----                   ---
Grand Total                               7                     338                   345
                                         ---                   ----                   ---

(1) Amounts include six units operated by third parties pursuant to management agreements and does not include our Branded Product Program.

Branded Product Program

      The "Branded Product Program" was launched during fiscal 1998. The program was expressly created to provide a new vehicle for the sale of Nathan's hot dogs and other proprietary items. Through the program, Nathan's provides qualified foodservice operators in a variety of venues the opportunity to capitalize on marketing Nathan's valued brand and selling Nathan's signature products. In conjunction with the program, the operators are granted a limited use of the Nathan's trademark, as well as Nathan's point of purchase materials. We sell products either directly to the end users, or to various foodservice distributors who provide the product to retailers.

      As of March 2004, the Branded Product Program was comprised of approximately 3,300 points of sale. The program is unique in its flexibility and broad appeal. Hot dogs are offered in a variety of sizes and even come packaged with buns for vending machine use. The Canteen Corporation, America's largest vending company, uses Nathan's packaged hot dogs as part of its system. During fiscal 2004, Nathan's hot dogs were promoted in Auntie Ann's pretzel dogs in over 550 locations.

      During the past two years the number of locations offering the Nathan's branded products have been significantly expanded. Today, Nathan's hot dogs are being offered in major hotel and casino operations such as Park Place Entertainment (Caesar's, Paris, Bally's, Flamingo, etc.), as well as by all of the Trump Casino operations in Atlantic City, New Jersey. National movie theaters, such as National Amusement and Muvico, also offer Nathan's at their concession stands. A wide variety of colleges and universities serve Nathan's hot dogs. Our products are also offered in the cafeteria at the House of Representatives and the Kennedy Space Center. Nathan's hot dog was named the official non-kosher hot dog of the New York Yankees for the 2001-2006 baseball seasons.

      Of particular significance is our expansion into over 1,500 convenience stores with companies such as Exxon/Mobil. Additionally, Nathan's hot dogs are currently being offered at a variety of restaurant chains such as Johnny Rockets, Flamers and A&W Hot Dogs & More. Our hot dogs are currently being featured as a promotional pretzel dog in over 550 Auntie Ann's. As we expand the program, we continue to encounter new business opportunities. Nathan's is offered in retail environments, universities, entertainment centers, casinos, airport and travel plazas and on Amtrak Trains throughout the nation.

Expansion Program

      We expect to continue opening new franchised units individually and on a co-branded basis, expanding product distribution through various means such as branded products and retail licensing arrangements, developing master franchising programs in foreign countries and continuing to introduce our restaurant concepts' signature products through co-branding efforts within our restaurant system.

      We anticipate that we will open franchised units individually and develop new co-branded outlets. We may selectively consider opening new company-owned Nathan's units on an opportunistic basis. Existing company-owned units are located in the New York metropolitan area, where we have extensive experience in operating restaurants. We may consider new opportunities in both traditional and captive market settings.

      We expect that our international development efforts will take on added dimensions as a result of the co-branding and product distribution opportunities that we now offer. We believe that in addition to restaurant franchising, there is the opportunity to further increase revenues by offering master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, subfranchising restaurants to others, licensing the manufacture of our signature products, selling our signature products through supermarkets or other retail venues and allowing for the further development of our Branded Product Program. Qualified persons or entities must have satisfactory foodservice experience managing multiple units, the appropriate infrastructure and the necessary financial resources to support the business development.

      We will also seek to continue the growth of our Branded Product Program through the addition of new points of sale primarily for Nathan's hot dogs. We believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to

Nathan's branded products throughout the foodservice industry. In addition, certain Miami Subs, Kenny Rogers Roasters and additional Nathan's products may be included as part of our Branded Product Program.

      During fiscal 2004, we test marketed the sale of Nathan's hot dogs on QVC. Based upon the results of this test, Nathan's was featured as a "Today's Special Value" on May 20, 2004. We intend to further develop this distribution channel throughout fiscal 2005.

Co-branding

      We believe that there is a an opportunity for co-branding our restaurant concepts. In addition to the three restaurant concepts that we own, we also maintain certain co-branding rights for the use of the brand "Arthur Treacher's Fish & Chips" within the United States. Franchisees wishing to co-brand with our other brands receive a current Uniform Franchise Offering Circular ("UFOC") and execute a participation agreement as a rider to their franchise agreement.

      During the fiscal year ended March 31, 2002, we began to implement our co-branding strategy within our existing restaurant system. "Host Restaurants" operate pursuant to their original franchise agreements. Existing franchisees executed an addendum to their agreement which defined the terms of our co-branding relationship. As part of our co-branding strategy for the Miami Subs franchise system, an entirely new marketing approach was developed to include the name "Miami Subs Plus". In January 2001, we began to implement our co-branding strategy by offering to the Miami Subs franchise community the ability to add Nathan's, Kenny Rogers Roasters and Arthur Treachers' signature products to their menus. Since fiscal 2002, we continued to co-brand within our system by adding the Kenny Rogers and Arthur Treacher's brands into Nathan's restaurants, and we intend to continue these co-branding efforts during fiscal 2005.

      Currently, the Arthur Treacher's brand is being sold within 118 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 71 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 93 Miami Subs and Nathan's restaurants.

      We believe that our diverse brand offerings compliment each other, which has enabled us to market franchises of co-branded units and continue co-branding within existing franchised units. The Nathan's and Miami Subs products are typically stronger during lunch while the Kenny Rogers Roasters and Arthur Treachers' products are generally stronger during dinner.

      We continue to market co-branded units, generally, promoting Nathan's as the "Host Restaurant", within the United States and internationally. We believe that a multi- branded restaurant concept offering strong lunch and dinner day parts is very appealing to both consumers and potential franchisees. Such restaurants are designed to allow the operator to increase sales and leverage the cost of real estate and other fixed costs to provide superior investment returns as compared to many restaurants that are single branded.

Licensing Program

      We license SFG, Inc.(successor to SMG, Inc.) to produce packaged hot dogs and other meat products according to Nathans' proprietary recipes and spice formulations, and to use "Nathan's Famous" and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, club stores and groceries, thereby providing foods for off-premises consumption. The SFG agreement expires in 2014 and provides for royalties ranging between 3% to 5% of sales. The percentage varies based on sales volume, with escalating minimum royalties. Earned royalties of approximately $1,994,000 in fiscal 2004 exceeded the contractual minimum established under the agreement. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the "Nathan's Famous" hot dog in their homes helps promote "Nathan's Famous" restaurant patronage. Supermarket sales of our hot dogs are concentrated in the New York metropolitan area, New England, Florida, California, the Mid-Atlantic states and certain other select markets. Royalties from SFG provided the majority of our fiscal 2004 retail license revenues.

      During fiscal 2004, we licensed the sale of a Nathan's stove-top griddle to be marketed via televised infomercial and direct retail. Revenues derived under this agreement were $325,000 during the fiscal year. During fiscal 2005, we intend to develop and market additional Nathan's non-food items.

      We license the manufacture of the proprietary spices and marinade which are used to produce Nathans' hot dogs and Kenny Rogers chicken. During fiscal 2004 and 2003, we earned $288,000 and $274,000, respectively, under these agreements.

      During fiscal 2004, we entered into an agreement with ConAgra to test the production and retail distribution of Nathan's frozen french fries. The product was solely available at Shop Rite supermarkets in the New York area during fiscal 2004. Based on the success of this test, we expect to introduce Nathan's frozen french fries in approximately 1,200 Publix and Winn-Dixie supermarkets in Florida during the summer of 2004. Currently, discussions are underway to expand distribution in the New York metropolitan area.

      During fiscal 2004, certain products were also distributed under licensing agreements with Gold Pure Food Product's Co., Inc. and Herman Pickle Packers, Inc. Both companies licensed the "Nathan's Famous" name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned during fiscal 2004 have not been significant.

      We have also executed a new license agreement for the manufacture and distribution of certain meat products which are not covered by the SFG license agreement and a separate license agreement with an internet marketing firm to sell Nathan's food and non-food items via the internet.

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

      Throughout fiscal 2004, Nathans' primary marketing emphasis continued to be focused on local store marketing campaigns featuring a value oriented strategy supplemented with promotional "Limited Time Offers." We anticipate that near-term marketing efforts for Nathan's will continue to emphasize local store marketing activities.

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

      We maintain a separate Production Advertising Fund for the creation and development of advertising, marketing, public relations, research and related programs for the Miami Subs system, as well as for other activities that are deemed appropriate. Franchisee and company-operated restaurants contribute .50% of each restaurants' gross sales to this fund. In addition, we maintain certain Regional Advertising Funds in which franchised and company-operated restaurants in the region contribute 1.75% of each restaurants' gross sales. If a restaurant is not located in an area where a regional advertising fund has been established, the franchisee or company-operated restaurant is required to spend at least 1.75% of the restaurants' gross sales for local advertising.

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

      We maintain separate advertising funds on behalf of the Kenny Rogers Roasters franchise system for regional and national advertising under the NF Roasters Corp. Franchise Agreement. Franchisees who signed up to participate in the new system are required to contribute to the advertising funds .50% of restaurant sales for advertising and promotion for the year April 1, 1999 through March 31, 2000 and .75% of restaurant sales for advertising and promotion thereafter. However, contributions to the marketing fund for the years April 1, 2000 through March 31, 2005 have been waived. New franchisees will be expected to spend on local marketing activities or contribute to the advertising funds up to 2.5% of restaurant sales for advertising and promotion.

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

      Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. At March 28, 2004, we offered for sale beer or wine in two of our existing company-operated restaurants. Each of these restaurants have current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

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

EMPLOYEES

      At March 28, 2004, we had 285 employees, of whom 53 were corporate management and administrative employees, 41 were restaurant managers and 191 were hourly full-time and part-time food-service employees. Food-service employees at four locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC , Retail, Wholesale and Department store Union, under agreement which expires in June 2006. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 32 years.

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

      We also compete with many franchisors of restaurants and other business concepts for the sale of franchises to qualified and financially capable franchisees and with numerous companies for the sale and distribution of our hot dogs and licensed packaged foods within supermarkets, primarily on the basis of reputation, flavor, quality and price.

AVAILABLE INFORMATION

      We file reports with the SEC, including an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and a proxy statement on Schedule 14A. The public may read and copy any materials filed by us with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington D.C., 20549. The public may obtain information about the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

      In addition, we make available free of charge on our website at http://www.nathansfamous.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

      Our principal executive offices consist of approximately 9,700 sq. ft. of leased space in a modern, high-rise office building in Westbury, New York which expires in November 2009. We also own Miami Subs' regional office consisting of approximately 8,500 sq. ft. in Fort Lauderdale, Florida. We currently own two restaurant properties consisting of a 2,650 sq. ft. Nathan's restaurant, at 86th Street in Brooklyn, New York located on a 25,000 sq. ft. lot, and a 2,600 sq. ft. Miami Subs restaurant in Miami, FL located on a 25,000 sq. ft. lot. At March 28, 2004, other company-owned restaurants which were operating or developed were located in leased space with terms expiring as shown in the following table:

                                                                      Current Lease             Approximate
Nathan's Restaurants                      Location                   Expiration Date           Square Footage
--------------------                     ------------                ---------------           --------------
Coney Island                             Brooklyn, NY                  December 2007                10,000
Coney Island Boardwalk                   Brooklyn, NY                  October 2005                    440
Long Beach Road                          Oceanside, NY                 May 2011                      7,300
Central Park Avenue                      Yonkers, NY                   April 2010                   10,000
Hempstead Turnpike (A)                   Levittown, NY                 September 2004                4,100
Broad Hollow Road                        Farmingdale, NY               April 2008                    2,200

A - This store will be closed due to its lease expiration.

      Leases for Nathan's restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants' revenues. Three of the Nathan's leases provide for renewal options ranging between 10 and 20 years upon expiration of the current lease.

      Properties leased by Miami Subs restaurants generally provide for an initial lease term of up to 20 years and renewal terms of five to 20 years. The leases generally provide for fixed rents plus adjustments based on changes in the consumer price index or percentage rentals on gross sales. Restaurants and other facilities are leased or sub-leased to franchisees or others on terms which are generally similar to the terms in our lease with the third-party landlord, except that in certain cases the rent has been increased. We remain liable for all lease costs when properties are sub-leased to franchisees or others. At March 28, 2004, we were the sublessor to 31 properties pursuant to these arrangements, nine of the restaurants leased/sub-leased to franchisees or others are located outside of Florida or the metropolitan New York area.

      Aggregate rental expense, net of sublease income, under all current leases amounted to $1,584,000 in fiscal 2004.

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

      Cristobal Cuesta, an employee of a Miami Subs franchised restaurant, commenced an action for unspecified damages in the United States District Court, Southern District of Florida in January 2004 against Miami Subs Corporation, Miami Subs USA, Inc, Nadia M. Investments, Inc. and DYV SYS International, Inc., both Miami Subs franchisees ("the franchisees"), claiming that he was not paid overtime when he worked in excess of 40 hours per week, in violation of the Fair Labor Standards Act. The action also seeks damages for any other employees of the defendants who would be similarly entitled to overtime. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisees are obligated to operate their Miami Subs franchises in compliance with law, including all labor laws. Miami Subs intends to assert that it is not an appropriate party to this litigation, to deny any liability to Plaintiff and defend against this action vigorously.

      Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan's Famous, Inc. seeking damages of $1,000,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez's employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. Nathan's Famous, Inc. intends to deny any liability and defend this action vigorously. Nathan's Famous, Inc. has submitted this claim to its insurance carrier with the expectation that it will be covered by its employment practices liability insurance policy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES

      Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System ("Nasdaq") under the symbol "NATH." The following table sets forth the high and low closing sales prices per share for the periods indicated:

                                                                     High                    Low
                                                                    ------                  -----
Fiscal year ended March 28, 2004
         First quarter                                              $  3.93                 $ 3.38
         Second quarter                                                4.87                   3.48
         Third quarter                                                 5.36                   4.22
         Fourth quarter                                                5.99                   5.00

Fiscal year ended March 30,  2003
         First quarter                                              $  4.31                 $ 3.35
         Second quarter                                                4.00                   3.07
         Third quarter                                                 3.82                   3.04
         Fourth quarter                                                3.70                   3.50

At June 7, 2004 the closing price per share for our common stock, as reported by Nasdaq was $5.80.

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

SHAREHOLDERS

      As of June 7, 2004, we had 840 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                                         (c) TOTAL NUMBER            (d) MAXIMUN
                                                                              OF SHARES            NUMBER OF SHARES
                             (a) TOTAL NUMBER                             PURCHASED AS PART         THAT MAY YET BE
                                 OF SHARES        (b) AVERAGE PRICE          OF PUBLICLY            PURCHASED UNDER
    PERIOD                       PURCHASED          PAID PER SHARE         ANNOUNCED PLANS             THE PLAN
-------------                ----------------      ----------------       -----------------        -----------------
DEC. 29, 2003 -
JAN. 25, 2004                     6,609                 $5.0350               1,792,154                207,846

JAN. 26, 2004 -
FEB. 22, 2004                    11,100                 $5.6974               1,803,254                196,746

FEB. 23, 2004 -
MAR. 28, 2004                    48,047                 $5.7478               1,851,301                148,699
                                 ------                 -------               ---------                -------
TOTAL                            65,756                 $5.6677               1,851,301                148,699
                                 ======                 =======               =========                =======

On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to our stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction by September 29, 2002.

On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock.

There is no set time limit on the purchases.

EQUITY COMPENSATION PLAN INFORMATION

      The following chart summarizes the options and warrants outstanding and available to be issued at March 28, 2004:

                                                                                        NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                                                                        FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE            EQUITY COMPENSATION
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF              PLANS (EXCLUDING
                              OF OUTSTANDING OPTIONS     OUTSTANDING OPTIONS AND       SECURITIES REFLECTED IN
    PLAN CATEGORY                AND WARRANTS                   WARRANTS                      COLUMN (a))
                                      (a)                          (b)                           (c)
    -------------             -----------------------    -----------------------       -----------------------
EQUITY COMPENSATION
 PLANS APPROVED BY
 SECURITY HOLDERS                      1,297,436                     $4.3220                    348,500

EQUITY COMPENSATION
PLANS NOT APPROVED BY
 SECURITY HOLDERS                        650,000                     $3.3344                       -0-
                                       ---------                     -------                    -------
       TOTAL                           1,947,436                     $3.9923                    348,500
                                       =========                     =======                    =======

Warrants

      In November 1993, we granted to our Chairman and Chief Executive Officer a warrant to purchase 150,000 shares of our common stock at an exercise price of $9.71 per share, representing 105% of the market price of our common stock on the date of grant, which exercise price was reduced on January 26, 1996 to $4.50 per share. The shares vested at a rate of 25% per annum commencing November 1994 and the warrant expired in November 2003.

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

      On June 7, 2004, there were options outstanding to purchase an aggregate 500,000 shares of common stock with a weighted average exercise price of $3.3597, each of which has a term of ten years from its grant date are issued and outstanding. No options have lapsed since the inception of the 1998 Plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                 FISCAL YEARS ENDED
                                                             MARCH 28,     MARCH 30,    MARCH 31,   MARCH 25,   MARCH 26
                                                               2004          2003        2002 (1)     2001      2000 (2)
                                                             ---------     ---------    ---------    --------   -------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
Revenues:
   Sales                                                      $20,765       $24,762      $27,425     $29,781    $25,511
   Franchise fees and royalties                                 6,286         5,977        7,944       8,814      5,906
   License royalties, investment and other income               3,628         3,033        4,106       3,561      2,343
                                                              -------       -------      -------     -------    -------
      Total revenues                                           30,679        33,772       39,475      42,156     33,760
                                                              -------       -------      -------     -------    -------
Costs and Expenses:

   Cost of sales                                               14,775        16,592       18,269      19,146     16,370
   Restaurant operating expenses                                3,806         5,621        6,559       7,621      7,231

   Depreciation and amortization                                  971         1,314        1,395       1,535      1,142
   Amortization of intangible assets                              261           278          888         839        716
   General and administrative expenses                          7,519         8,600        9,292       8,978      8,222
   Interest expense                                                75           132          256         310        198
   Impairment of long-lived assets                                 25         1,367          392         127        465
   Impairment of notes receivable                                 208         1,425          185         151        840
   Other expense (income)                                          45           232         (210)        462        427
                                                              -------       -------      -------     -------    -------
     Total costs and expenses                                  27,685        35,561       37,026      39,169     35,611
                                                              -------       -------      -------     -------    -------
Income (loss)  from continuing operations
  before income taxes                                           2,994        (1,789)       2,449       2,987     (1,851)
Provision (benefit) for income taxes                            1,100          (283)       1,057       1,402       (382)
                                                              -------       -------      -------     -------    -------
   Income (loss) from continuing operations                     1,894        (1,506)       1,392       1,585     (1,469)
                                                              -------       -------      -------     -------    -------
Discontinued operations
 (Loss) income from discontinued operations
 before income taxes                                               --          (206)        (238)         35        331
 (Benefit) provision for income taxes                              --           (82)         (95)         14        132
                                                              -------       -------      -------     -------    -------
 (Loss) income from discontinued operations                        --          (124)        (143)         21        199
                                                              -------       -------      -------     -------    -------
 Income (loss)  before cumulative effect of
  accounting change                                             1,894        (1,630)       1,249       1,606     (1,270)
 Cumulative effect of change in accounting
  principle, net of tax benefit of  $854 in 2003                   --       (12,338)          --          --         --
                                                              -------       -------      -------     -------    -------
     Net  income (loss)                                       $ 1,894      ($13,968)     $ 1,249     $ 1,606     (1,270)
                                                              =======      ========      =======     =======    =======
Basic income (loss) per share:
Income (loss) from continuing operations                      $  0.36      ($  0.25)     $  0.20     $  0.23   ($  0.25)
Income (loss) from discontinued operations                         --         (0.03)       (0.02)         --       0.03
 Cumulative effect of change in accounting principle               --         (2.06)          --          --         --
                                                              -------       -------      -------     -------    -------
     Net income (loss)                                        $  0.36      ($  2.34)     $  0.18     $  0.23   ($  0.22)
                                                              =======      ========      =======     =======   ========

Diluted income (loss) per share:
 Income (loss) from continuing operations                     $  0.33      ($  0.25)     $  0.20     $  0.23   ($  0.25)
 Income (loss) from discontinued operations                        --         (0.03)       (0.02)         --       0.03
 Cumulative effect of change in accounting principle               --         (2.06)          --          --         --
                                                              -------       -------      -------     -------    -------
     Net  income (loss)                                       $  0.33      ($  2.34)     $  0.18     $  0.23   ($  0.22)
                                                              =======      ========      =======     =======   ========
Dividends                                                          --            --           --          --         --
                                                              -------       -------      -------     -------    -------
Weighted average shares used in computing
 net income (loss)  per share
     Basic                                                      5,306         5,976        7,048       7,059      5,881
     Diluted (3)                                                5,678         5,976        7,083       7,098      5,881

Balance Sheet Data at End of Fiscal Year:
   Working capital (deficit)                                  $ 9,185       $ 5,935      $ 9,565     $ 5,210   ($   322)
   Total assets                                                27,584        25,886       48,745      51,826     48,583
   Long term debt, net of current maturities                      866         1,053        1,220       1,789      3,131
   Stockholders' equity                                       $17,352       $16,383      $36,145     $35,031    $33,347
                                                              =======       =======      =======     =======    =======
Selected Restaurant Operating Data:
Company-owned Restaurant Sales (4)                            $12,780       $21,955      $27,484     $30,946    $27,478
                                                              =======       =======      =======     =======    =======
Number of Units Open at End of Fiscal Year:
     Company-owned                                                  7            12           22          25         32
                                                              =======       =======      =======     =======    =======
     Franchised                                                   338           343          364         386        415
                                                              =======       =======      =======     =======    =======

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

(3) Common stock equivalents have been excluded from the computation for the years ended March 30, 2003 and March 26, 2000 as, due to the net loss, the impact of their inclusion would have been anti-dilutive.

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

      In addition to plans for expansion through franchising and our Branded Product Program, Nathan's continues to co-brand within its existing restaurant system. Currently, the Arthur Treacher's brand is being sold within 118 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 71 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 93 Miami Subs and Nathan's restaurants.

      At March 31, 2002, Nathan's owned 22 company-operated restaurants. During the fiscal year ended March 30, 2003, Nathan's abandoned eight company-operated restaurants pursuant to early lease terminations which are presented as discontinued operations pursuant to SFAS No. 144 in the accompanying financial statements. Nathan's franchised two company-operated restaurants during the fiscal year ended March 30, 2003. During the fiscal year ended March 28, 2004, Nathan's has franchised three company-operated restaurants and entered into two management agreements with franchisees to operate two company-operated restaurants. These seven restaurants are presented as continuing operations in the accompanying financial statements.

      At March 28, 2004, our combined system consisted of 338 franchised or licensed units, seven company-owned units and over 3,300 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 44 states, the District of Columbia and 12 foreign countries. At March 28, 2004, our company-owned restaurant system included seven Nathan's units, as compared to eight Nathan's units and four Miami Subs units at March 30, 2003.

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

Impairment of Goodwill and Other Intangible Assets

      Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions which are used in this test are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment expenses may be required. In the first quarter of fiscal 2003, Nathan's adopted SFAS No. 142. In connection with the implementation of this new standard in fiscal 2003, Goodwill, Trademarks, Trade Names and Recipes were deemed to be impaired and their carrying value was written down by $13,192,000, or $12,338,000, net of income tax benefit of $854,000.

Impairment of Long-Lived Assets

      Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually, and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. During the fifty-two week period ended March 28, 2004, we identified one restaurant that had been impaired and recorded impairment charges of approximately $25,000. During the fifty-two weeks ended March 30, 2003, we identified seven restaurants that had been impaired and recorded impairment charges of approximately $1,367,000.

Impairment of Notes Receivable

      Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; and/or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over the projected term. We have identified certain notes receivable that have been impaired and recorded impairment charges of approximately $208,000 relating to two notes and $1,425,000 relating to nine notes during the fifty-two weeks ended March 28, 2004 and March 30, 2003, respectively.

Revenue Recognition

      Sales by Company-owned restaurants, which are typically paid in cash by the customer, are recognized upon the performance of services.

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

      Nathan's recognizes revenue from the Branded Product Program when it is determined by the manufacturer that the products have been delivered via third party common carrier to Nathans' customers. An accrual for the cost of the product to the Company is recorded simultaneously with the revenue.

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

      Self-insurance Liabilities

            We are self-insured for portions of our general liability coverage. As part of our risk management strategy, our insurance programs include deductibles for each incident and in the aggregate for each policy year. As such, we accrue estimates of our ultimate self insurance costs throughout the policy year. These estimates have been developed based upon our historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, our annual self insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. During the fifty-two weeks ended March 28, 2004, we reversed approximately $268,000 of previously recorded insurance accruals for items that have been concluded without further payment. Also, during the fifty-two weeks ended March 30, 2003, we completed an evaluation of the outstanding claims and reserves in conjunction with our external risk manager and reversed $196,000 of previously recorded self insurance accruals for those claims on which our exposure had been settled.

      RESULTS OF OPERATIONS

      FISCAL YEAR END MARCH 28, 2004 COMPARED TO FISCAL YEAR ENDED MARCH 30,
      2003

      Revenues from Continuing Operations

            Total sales from continuing operations decreased by 16.1% or $3,997,000 to $20,765,000 for the fifty-two weeks ended March 28, 2004 ("fiscal 2004") as compared to $24,762,000 for the fifty-two weeks ended March 30, 2003 ("fiscal 2003"). Company-owned restaurant sales decreased 30.1% or $5,631,000 to $12,780,000 from $18,411,000 primarily due to the operation of seven fewer company-owned restaurants as compared to the prior fiscal year. The reduction in company-owned restaurants is the result of our franchising or entering into management agreements for six restaurants and selling one restaurant. The financial impact associated with these seven restaurants lowered restaurant sales by $5,323,000 and improved restaurant operating profits by $43,000 versus fiscal 2003. Sales decreased 2.1% at our comparable company-owned restaurants (consisting of seven Nathan's restaurants, including one seasonal restaurant). Sales from the Branded Product Program increased by 20.5% to $7,651,000 in fiscal 2004 as compared to sales of $6,351,000 in fiscal 2003. This increase was due to higher sales volume and the impact of the price increases implemented during the second half of the fiscal year. Additionally, during fiscal 2004, Nathan's realized sales of $334,000 in connection with a test marketing program with QVC.

            Franchise fees and royalties increased by $309,000 or 5.2% to $6,286,000 in fiscal 2004 compared to $5,977,000 in fiscal 2003. Franchise royalties increased by $483,000 or 9.0% to $5,835,000 in fiscal 2004 as compared to $5,352,000 in fiscal 2003. This increase is due primarily to the royalties earned from the new units that were opened or franchised during fiscal 2004 and the full year earnings from units opened during fiscal 2003, all of which have been recognized as income. Additionally, we realized an improvement in the amount of unrealizable royalties which were not previously recognized as revenues, primarily in the South Florida marketplace for the Miami Subs brand, as compared to fiscal 2003. Domestic franchise restaurant sales were virtually unchanged, decreasing by 0.3% to $161,332,000 in fiscal 2004 as compared to $161,740,000 in fiscal 2003. At
      March 28, 2004, 338 franchised or licensed restaurants were operating as compared to 343 franchised or licensed restaurants at March 30, 2003. At March 28, 2004, royalties from 35 domestic franchised locations have been deemed unrealizable as compared to 59 domestic franchised locations at March 30, 2003. The majority of this decline is attributable to the number of unsuccessful units that have closed. Franchise fee income derived from new openings and our co-branding activities was $428,000 in fiscal 2004 as compared to $418,000 in fiscal 2003. During fiscal 2004, 40 franchised units including the franchising of three company-owned restaurants and the conversion of three company-owned restaurants into management agreements were opened as compared to 24 franchise openings during fiscal 2003. During fiscal 2003, Nathan's also earned $207,000 in connection with the termination of two Master Development Agreements due to breaches by the franchisees.

            License royalties were $2,970,000 in fiscal 2004 as compared to $2,585,000 in fiscal 2003. The majority of this increase is attributable to revenues from new license agreements for the sale of Nathan's products, primarily the Nathan's "Griddle" which was marketed via "infomercial" throughout the year and by retailers during the Christmas 2003 season.

            Interest income was $199,000 in fiscal 2004 versus $292,000 in fiscal 2003 due primarily to lower interest income earned on notes receivable which have been impaired during the fiscal years ended March 28, 2004 and March 30, 2003.

            Investment and other income increased by $303,000 to $459,000 in fiscal 2004 versus $156,000 in fiscal 2003. During fiscal 2004, Nathan's recognized net gains of $206,000 primarily in connection with the sale of two company-owned restaurants to franchisees and additional miscellaneous revenue of $31,000 which was partially offset by an increased subleasing loss of $69,000. In fiscal 2003, Nathan's realized a gain of $135,000 in connection with the early termination of a Branded Product Program sales agreement. During fiscal 2003, Nathans' investment loss of approximately $244,000 was primarily attributable to our investment in limited partnership, which was liquidated during fiscal 2003.

      Costs and Expenses from Continuing Operations

            Cost of sales from continuing operations decreased by $1,817,000 to $14,775,000 in fiscal 2004 from $16,592,000 in fiscal 2003. During fiscal 2004, restaurant cost of sales were lower than fiscal 2003 by approximately $3,605,000. Cost of sales were lower by approximately $3,520,000 as a result of operating fewer company-owned restaurants during fiscal 2004. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 61.2% in fiscal 2004 as compared to 60.2% in fiscal 2003 due primarily to higher labor and related costs. Higher costs of approximately $1,480,000 were incurred primarily in connection with the growth of our Branded Product Program and higher commodity costs during fiscal 2004. Commodity costs of our beef products were higher during fiscal 2004 than fiscal 2003. This increase has been caused by reductions in the supply of beef primarily due to: 1) the prohibition since May 2003 on importing of Canadian beef livestock into the U.S. 2) the decrease in imports of Australian beef due to local drought conditions and 3) the export of U.S. beef had increased through December 23, 2003 when the first case of bovine spongiform encephalopathy, otherwise known as BSE in the United States was reported. Although the export of beef by the United States was significantly reduced as a result of this finding, Nathan's had not realized a reduction in the cost of beef during the fourth quarter of fiscal 2004. In response to these higher costs, Nathan's had increased menu prices in its company-operated restaurants by approximately 2.0% and increased prices within its Branded Product Program to offset some of the margin pressure. Additionally, Nathan's also incurred cost of sales of $327,000 in fiscal 2004 in connection with the QVC test marketing program.

            Restaurant operating expenses decreased by $1,815,000 to $3,806,000 in fiscal 2004 from $5,621,000 in fiscal 2003. Restaurant operating costs were lower in fiscal 2004 by approximately $1,847,000, as compared to fiscal 2003 as a result of operating seven fewer restaurants.

            Depreciation and amortization decreased by $343,000 to $971,000 in fiscal 2004 from $1,314,000 in fiscal 2003. Depreciation expense was lower by approximately $255,000 as a result of operating fewer company-owned restaurants and the effect of the impairment charges on long-lived assets recorded during fiscal 2003.

            Amortization of intangibles was $261,000 in fiscal 2004 as compared to $278,000 in fiscal 2003.

            General and administrative expenses decreased by $1,081,000 to $7,519,000 in fiscal 2004 as compared to $8,600,000 in fiscal 2003. The decrease in general and administrative expenses was due primarily to lower personnel and incentive compensation expense of approximately $411,000 resulting from the implementation of an expense reduction plan (primarily in connection with the reduction in the number of company-operated restaurants), lower professional fees of $247,000, lower bad debts expense of approximately $99,000, lower un-leased property expense of approximately $86,000 and the expense reversal from the settlement of a disputed claim of approximately $50,000.

            Interest expense was $75,000 during fiscal 2004 as compared to $132,000 during fiscal 2003. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

            Impairment charge on notes receivable of $208,000 during fiscal 2004 represents the write-down of two non-performing notes receivable and $1,425,000 during fiscal 2003 represents the write-down relating to nine notes receivable.

            Impairment charge on long-lived assets of $25,000 during fiscal 2004 represents the write-down of one restaurant scheduled to close in September 2004 due to its lease expiration and $1,367,000 during fiscal 2003 representing the write-down relating to seven under-performing restaurants.

            Other expense of $45,000 in fiscal 2004 represents lease reserves relating to two vacant properties. Other expense of $232,000 in fiscal 2003 represents lease reserves relating to four vacant properties.

      Provision (Benefit) for Income Taxes from Continuing Operations

            In fiscal 2004, the income tax provision on income from continuing operations was $1,100,000 or 36.7% of income from continuing operations as compared to the income tax (benefit) from continuing operations of ($283,000) or 15.8% of loss from continuing operations before income taxes in fiscal 2003. The effective income tax rate was positively impacted in fiscal 2004 as a result of a tax refund received of $62,000 as a result of filing an amended fiscal 2002 tax return. The effective income tax rate was lower in the fiscal 2003 period due in part to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized. Such goodwill amortization was not tax deductible by Nathan's which increased the effective tax rate in prior years.

      Discontinued operations

            No restaurants have been accounted for as discontinued operations during fiscal 2004. Fiscal 2003 included the results of operations of eight company-owned restaurants, all of which were abandoned by March 30, 2003, including seven which were abandoned in connection with the Home Depot early lease terminations. Revenues generated by these eight restaurants were $3,543,000 during fiscal 2003. Loss before income taxes from these restaurants was $206,000 during fiscal 2003. The fiscal 2003 loss before tax included $428,000 of additional depreciation expense due to a change in the estimated useful lives of the restaurants operating within Home Depot Improvement Centers for which Nathan's received early lease termination notifications during the second quarter of fiscal 2003.

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

      FISCAL YEAR ENDED MARCH 30, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002

      Revenues from Continuing Operations

            Total sales from continuing operations decreased by 9.7% or $2,663,000 to $24,762,000 for the fifty-two weeks ended March 30, 2003 ("fiscal 2003 period") as compared to $27,425,000 for the fifty-three weeks ended March 31, 2002 ("fiscal 2002 period"). Sales from the Branded Product Program increased by 32.4% to $6,351,000 for the fiscal 2003 period as compared to sales of $4,797,000 in the fiscal 2002 period. Company-owned restaurant sales decreased 18.6% or $4,217,000 to $18,411,000 from $22,628,000 primarily due to the operation of five fewer company-owned stores as compared to the prior fiscal year and an overall 5.3% sales decrease at our comparable restaurants (consisting of eight Nathan's and four Miami Subs restaurants). The reduction in company-owned stores is the result of our franchising three restaurants and selling two restaurants, one of which was to the State of Florida pursuant to an order of condemnation. The financial impact associated with these five restaurants lowered restaurant sales by $3,294,000 and improved restaurant operating profits by $52,000 versus the fiscal 2002 period. During the fiscal 2002 period, approximately $341,000 in restaurant sales were generated during the additional week of operations.

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

      Costs and Expenses from Continuing Operations

            Cost of sales from continuing operations decreased by $1,677,000 to $16,592,000 in the fiscal 2003 period from $18,269,000 in the fiscal 2002 period. During the fiscal 2003 period, restaurant cost of sales were lower than the fiscal 2002 period by approximately $2,661,000. Cost of sales were lower by approximately $2,237,000 as a result of operating fewer company-owned restaurants. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 62.6% in the fiscal 2003 period as compared to 61.5% in the fiscal 2002 period due primarily to higher labor costs. Higher product and other direct costs of approximately $984,000 were incurred in connection with the growth of our Branded Product Program which was partially offset by lower commodity costs during the fiscal 2003 period. During the fiscal 2003 period, commodity prices of our primary meat products were in line with historical norms as compared to being at their highest levels in recent years through most of the twenty-six weeks ended September 23, 2001.

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

      LIQUIDITY AND CAPITAL RESOURCES

            Cash and cash equivalents at March 28, 2004 aggregated $3,449,000, increasing by $2,034,000 during fiscal 2004. At March 28, 2004, marketable securities increased by $2,854,000 from March 30, 2003 to $7,477,000 and net working capital increased to $9,185,000 from $5,935,000 at March 30, 2003.

            Cash provided by operations was $5,276,000 in fiscal 2004 as compared to $2,296,000 in fiscal 2003. The fiscal 2004 increase resulted primarily from higher operating profits. Additionally, Nathan's applied its expected Net Operating Loss from the fiscal year ended March 2003 against its estimated tax payments for its fiscal year ending March 28, 2004 reducing current year Federal tax payments by approximately $668,000.

            During fiscal 2004, Nathan's received repayments on notes receivable of $797,000 and proceeds from the sale of three restaurants and other fixed assets of $489,000. We incurred capital expenditures of $449,000 during fiscal 2004.

            Nathan's continued to repurchase shares of common stock pursuant to its Stock Repurchase Program having repurchased 210,063 shares of common stock at a total cost of $928,000. We also repaid notes payable and obligations under capital leases in the amount of $187,000 during fiscal 2004.

            On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to our stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through March 28, 2004, Nathan's purchased 851,301 shares of common stock at a cost of approximately $3,251,000. Nathan's has not purchased any additional shares of common stock after March 28, 2004. To date, Nathan's has purchased a total of 1,851,301 shares of common stock at a cost of approximately $6,921,000. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

            We expect that we will make additional investments in certain existing restaurants and to support the growth of the Branded Product Program in the future and to fund those investments from our operating cash flow. We may further incur additional capital expenditures in connection with the replacement of the restaurant whose lease will expire in September 2004.

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

            At June 7, 2004, there were 30 properties that we either owned or leased from third parties which we leased or sublet to franchisees, operating managers and non-franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of March 28, 2004 was approximately $566,000.

            The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

                                                                             Payments Due by Period
                                                              Less than      ----------------------
Cash Contractual Obligations                  Total            1 Year     1 - 3 Years      3-5 Years   After 5 Years
----------------------------                  -----           --------    -----------      ----------  -------------
Long-Term Debt                              $   986           $    167      $     333      $      333     $     153

Capital Lease Obligations                        53                  6             16              19            12

Employment Agreements                           494                494              -               -             -

Operating Leases                             19,440              3,871          7,167           4,759         3,643
                                            -------           --------      ---------      ----------     ---------
 Gross Cash Contractual Obligations          20,973              4,538          7,516           5,111         3,808

 Sublease Income                             11,154              2,075          3,885           2,682         2,512
                                            -------           --------      ---------      ----------     ---------
   Net Cash Contractual Obligations         $ 9,819           $  2,463      $   3,631         $ 2,429     $   1,296
                                            =======           ========      =========      ==========     =========

                                            Total                   Amount of Commitment Expiration Per Period
                                           Amounts                                  Less than
Other Contractual Commitments             Committed            1 Year     1 - 3 Years      3-5 Years   After 5 Years
-----------------------------             ---------           --------    -----------      ----------  -------------
Loan Guarantees                           $     566             $  213      $     347       $       6              -
                                          ---------             ------      ---------      ----------    -----------
Total Commercial Commitments              $     566             $  213      $     347       $       6              -
                                          =========             ======      =========      ==========    ===========

      Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We currently maintain a $5,000,000 uncommitted bank line of credit and have never borrowed any funds under any lines of credit.

Seasonality

      Our business is affected by seasonal fluctuations, the effects of weather and economic conditions. Historically, restaurant sales from Company-owned restaurants, franchised restaurants from which royalties are earned and earnings have been highest during our first two fiscal quarters with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in our marketplace for our company-owned Nathan's stores, which is principally the New York metropolitan area. Miami Subs' restaurant sales have historically been strongest during the period March through August, which approximates our first and second quarters, as a result of a heavy concentration of restaurants being located in Florida. Notwithstanding the continued growth of our Branded Product Program and the changing composition of our restaurants, we believe that future revenues and profits will continue to be highest during our first two fiscal quarters with the fourth fiscal quarter representing the slowest period.

Inflationary Impact

      During the past three years, our commodity costs for beef have fluctuated significantly while other costs have remained relatively stable. As such, we believe that general inflation has not materially impacted earnings during that period of time. However, during the first half of the fiscal 2002 period, commodity prices of our primary beef products reached their highest levels in many years. Throughout fiscal 2003, these costs were in line with historical norms. During fiscal 2004, the price of our beef products has risen dramatically over historical norms and particularly as compared to fiscal 2003. We also experienced increased costs for utilities and insurance during the fiscal 2002, 2003 and 2004 periods. In 2002 various Federal and New York State legislators proposed changes to the minimum wage requirements, however, none of the proposals were enacted. Although we only operate seven Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results. Prolonged increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to reconsider our pricing strategy as a means to offset reduced operating margins.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

CASH AND CASH EQUIVALENTS

      We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 28, 2004, Nathans' cash and cash equivalents aggregated $3,369,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $8,400 per annum for each .25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

      We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 28, 2004, the market value of Nathans' marketable investment securities aggregated $7,477,000. Interest income on these marketable investment securities would increase or decrease by approximately $18,700 per annum for each .25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at March 28, 2004 that are sensitive to interest rate fluctuations (in thousands):

                              Valuation of securities             Valuation of securities
                              Given an interest rate               Given an interest rate
                            Decrease of X Basis points   Fair   Increase of X Basis  points
                            --------------------------          ---------------------------
                            (150BPS) (100BPS)  (50BPS)  Value   +50BPS   +100BPS   +150BPS
                             -------------------------------------------------------------
Municipal notes and bonds    $7,845   $7,716   $7,596   $7,477  $7,361    $7,248    $7,138
                             ======   ======   ======   ======  ======    ======    ======

BORROWINGS

      The interest rate on our borrowings are generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At March 28, 2004, total outstanding debt, including capital leases, aggregated $1,039,000 of which $986,000 is at risk due to changes in interest rates. The current interest rate is 4.50% per annum and will adjust in January 2006 and 2009 to prime plus .25%. Nathan's also maintains a $5,000,000 credit line which bears interest at the prime rate plus 1.00% (5.00% at May 7, 2004). Nathan's has never borrowed any funds under its line of credit. Accordingly, Nathan's does not believe that fluctuations in interest rates would have a material impact on its financial results.

COMMODITY COSTS

      The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. During the fifty-two week period ended March 28, 2004, the price of our beef products has risen dramatically over historical norms and particularly as compared to last year. This increase has been caused by reductions in the supply of beef primarily due to: 1) the prohibition since May 2003 on importing of Canadian beef livestock into the U.S. 2) the decrease in imports of Australian beef due to local drought conditions and 3) the export of U.S. beef had increased through December 23, 2003 when the first case of bovine spongiform encephalopathy, otherwise known as BSE in the United States was reported. Nathan's has not experienced a softening in the price of beef since December 23, 2003. Although the export of beef by the United States was significantly reduced as a result of this finding, Nathan's had not realized a reduction in the cost of beef during the fourth quarter of fiscal 2004. As a result, Nathan's cost of its hot dogs was approximately 14.6% higher during the fifty-two weeks ended March 28, 2004 than the fifty-two weeks ended March 30, 2003. Nathan's had already increased menu prices in its company-operated restaurants by approximately 2.0% and had increased prices within its Branded Product Program to offset some of the margin pressure. A short term increase or decrease of 10% in the cost of our food and paper products for the entire fifty-two weeks ended March 28, 2004 would have increased or decreased cost of sales by approximately $983,000.

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

FORWARD LOOKING STATEMENT

      Certain statements contained in this report are forward-looking statements. Forward-looking statements represent our current judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware. These risks and uncertainties, many of which are not within our control, include, but are not limited to: the future effects of the first case of bovine spongiform encephalopathy, BSE, identified in the United States on December 23, 2003; economic, weather, legislative and business conditions; the collectibility of receivables; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; the ability to continue to attract franchisees; the ability to purchase our primary food and paper products at reasonable prices; no material increases in the minimum wage; and our ability to attract competent restaurant and managerial personnel. We generally identify forward-looking statements with the words "believe," "intend," "plan," "expect," "anticipate," "estimate," "will," "should" and similar expressions.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Nathan's has evaluated the effect of adoption on its financial position and results of operations, and has not had a material impact on the financial position and results of operations of Nathan's.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. SFAS No. 145 has not had a material impact on the financial position and results of operations of Nathan's.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The adoption of SFAS No. 149 has not had a material impact on the financial position and results of operations of Nathan's.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. The adoption of SFAS No. 150 has not had a material impact on the financial position and results of operations of Nathan's.

      In December 2003, the FASB issued a revision to FASB Interpretation No. 46, " Consolidation of Variable Interest Entities, an Interpretation of ARB No.51" ("FIN No. 46(R)"). FIN No. 46(R) clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46(R) requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity , if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

      The revisions of FIN No. 46(R) (a) clarified some requirements of the original FIN No. 46, which had been issued in January 2003, (b) simplified some of the implementation problems, and (c) added new scope exceptions. FIN No. 46R delayed the effective date of the FIN No. 46(R) for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of FIN No. 46(R) to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN No. 46(R) by the end of the first reporting period ending after December 15, 2003.

      FIN No. 46(R) added several new scope exceptions, including one which states that companies are not required to apply the provisions to an entity that meets the criteria to be considered a "business" as defined in FIN No. 46(R) unless one or more of four named conditions exist.

      The Company has no equity ownership interests in its franchisees, and has not consolidated any of these entities in the Company's financial statements. The Company will continue to monitor developments regarding the Interpretation as they occur. The Company adopted the provisions of FIN No. 46(R) in its fourth fiscal quarter of 2004.

      The Company does not provide more than half of the equity subordinated debt or other subordinated financial support to any franchise entity. The Company has further concluded that the franchise entities were not designed such that substantially all of their activities either involve or are conducted on behalf of Nathan's. As such, the Company has not consolidated any franchised entity in the financial statements. If, at some future date, Nathan's does provide more than half of the subordinated financial support to a franchise entity, consolidation would not be automatic. The franchise entity would then be subject to further testing under the guidelines of FIN No.46(R).

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104"), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition in Financial Statements," in order to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material impact on the financial position and results of operations of Nathan's.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and supplementary data is submitted as a separate section of this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 28, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      We were billed by Grant Thornton LLP the aggregate amount of approximately $149,000 in respect of fiscal 2004 and $146,000 in respect to fiscal 2003 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our forms 10-Q.

AUDIT-RELATED FEES

      We were billed by Grant Thornton LLP the aggregate amount of approximately $19,000 in respect of fiscal 2004 and $20,000 in respect to fiscal 2003 for fees for assurance and related services related to the performance of the audit.

TAX FEES

      Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2004 and 2003.

ALL OTHER FEES

      Grant Thornton LLP did not render any other services, other than as set forth above, for fiscal 2004 and 2003. Consequently, aggregate fees billed for all other services rendered by Grant Thornton LLP for fiscal 2004 and 2003 were $0.

PRE-APPROVAL POLICIES

      Our audit committee has not adopted any policies pursuant to which it has pre-approved the provision by Grant Thornton LLP of any audit or non-audit services.

      Our audit committee approved all of the services provided by Grant Thornton LLP and described in the preceding paragraphs.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Exhibit No.                               Exhibit

3.1 Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-56976.)

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

4.3 Amendment to Warrant issued to Howard M. Lorber (Incorporated by reference to Exhibit 4.4 to the Annual Report filed on Form 10-K for the fiscal year ended March 31, 1996.)

4.4 Specimen Rights Certificate (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)

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

10.15 1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Annual Report filed on Form 10-K for the fiscal year ended March 29, 1998.)

10.16    North Fork Bank Promissory Note.(Incorporated by reference to Exhibit
         10.21 to the Annual Report filed on Form 10-K for the fiscal year ended March 28, 1999.)

10.17 Amended and Restated Employment Agreement with Donald L. Perlyn effective September 30, 1999. (Incorporated by reference to Exhibit
         10.20 to the Annual Report filed on Form 10-K for the fiscal year ended March 26, 2000.)

10.18 Third Amended and Restated Rights Agreement dated as of December 10, 1999 between Nathan's Famous, Inc. and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)

10.19 Employment Agreement dated as of January 1, 2000 with Howard M. Lorber.(Incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the fiscal year ended March 26, 2000.)

10.20 Marketing Agreement with beverage supplier. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended June 25, 2000.)

10.21 2001 Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-82760.)

10.22 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 No. 333-101355.)

10.23 Master Distributor Agreement with U.S. Foodservice, Inc. dated February 5, 2003. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the fiscal year ended March 30, 2003.)

14.      Code of Ethics

21       List of Subsidiaries of the Registrant.

23       Consent of Grant Thornton LLP dated May 26, 2004.

31.1 Certification by Howard M. Lorber, Chief Executive Officer, pursuant to Rule 13a - 14(a).

31.2 Certification by Wayne Norbitz, Chief Operating Officer, pursuant to Rule 13a - 14(a).

31.3 Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).

32.1 Certification by Howard M. Lorber, Chief Executive Officer of Nathan's Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Ronald G. DeVos, Chief Financial Officer of Nathan's Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) REPORTS ON FORM 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 24th day of June, 2004. Nathan's Famous, Inc.

/s/ WAYNE NORBITZ
------------------------
Wayne Norbitz, President and
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 24th day of June, 2004.

/s/ HOWARD M. LORBER
------------------------
Howard M. Lorber                 Chairman of the Board and Chief Executive
                                 Officer (Principal Executive Officer)
/s/ WAYNE NORBITZ
------------------------
Wayne Norbitz                    President, Chief Operating Officer and Director

/s/ RONALD G. DEVOS
------------------------
Ronald G. DeVos                  Vice President - Finance and Chief Financial
                                 Officer  (Principal Financial and Accounting
                                 Officer)
/s/ DONALD L. PERLYN
------------------------
Donald L. Perlyn                 Executive Vice President and Director

/s/ ROBERT J. EIDE
------------------------
Robert J. Eide                   Director

/s/ BARRY LEISTNER
------------------------
Barry Leistner                   Director

/s/ BRIAN GENSON
------------------------
Brian Genson                     Director

/s/ ATTILIO F. PETROCELLI
------------------------
Attilio F. Petrocelli            Director

------------------------
Charles Raich                    Director

                     Nathan's Famous, Inc. and Subsidiaries

                                TABLE OF CONTENTS

                                                                 Page
                                                              ----------
Report of Independent Registered Public Accounting Firm          F-2

Consolidated Balance Sheets                                      F-3

Consolidated Statements of Operations                            F-4

Consolidated Statement of Stockholders' Equity                   F-5

Consolidated Statements of Cash Flows                            F-6

Notes to Consolidated Financial Statements                    F-7 - F-51

Schedule II - Valuation and Qualifying Accounts                  F-52

Consent of Independent Registered Public Accounting Firm

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
      NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Nathan's Famous, Inc. (a Delaware Corporation) and subsidiaries (the "Company") as of March 28, 2004 and March 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two weeks ended March 28, 2004 and March 30, 2003 and the fifty-three weeks ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nathan's Famous, Inc. and subsidiaries as of March 28, 2004 and March 30, 2003, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended March 28, 2004 and March 30, 2003 and the fifty-three weeks ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the fifty-two weeks ended March 28, 2004 and March 30, 2003 and the fifty-three weeks ended March 31, 2002. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

GRANT THORNTON LLP

Melville, New York
May 26, 2004

                     Nathan's Famous, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                   ASSETS                                      MARCH 28, 2004   March 30, 2003
                                                                               --------------   --------------
CURRENT ASSETS
   Cash and cash equivalents                                                   $        3,449   $        1,415
   Marketable securities                                                                7,477            4,623
   Notes and accounts receivable, net                                                   2,352            2,607
   Inventories                                                                            743              389
   Assets available for sale                                                              507              799
   Prepaid expenses and other current assets                                              463              642
   Deferred income taxes                                                                1,326            2,079
                                                                               --------------   --------------

                     Total current assets                                              16,317           12,554
   Notes receivable, net                                                                  313              740
   Property and equipment, net                                                          5,094            6,263
   Goodwill                                                                                95               95
   Intangible assets, net                                                               3,063            3,319
   Deferred income taxes                                                                2,452            2,647
   Other assets, net                                                                      250              268
                                                                               --------------   --------------

                                                                               $       27,584   $       25,886
                                                                               ==============   ==============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of notes payable and capital lease obligations           $          173   $          173
   Accounts payable                                                                     1,950            1,377
   Accrued expenses and other current liabilities                                       4,836            4,942
   Deferred franchise fees                                                                173              127
                                                                               --------------   --------------

                     Total current liabilities                                          7,132            6,619

   Notes payable and capital lease obligations, less current maturities                   866            1,053
   Other liabilities                                                                    2,234            1,831
                                                                               --------------   --------------

                     Total liabilities                                                 10,232            9,503
                                                                               --------------   --------------
COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 30,000,000 shares authorized; 7,065,202 and
      7,065,202 shares issued; and 5,213,901 and 5,423,964
      shares outstanding at March 28, 2004 and March 30, 2003, respectively                71               71
   Additional paid-in capital                                                          40,746           40,746
   Accumulated deficit                                                                (16,611)         (18,505)
   Accumulated other comprehensive income                                                  67               64
                                                                               --------------   --------------

                                                                                       24,273           22,376
   Treasury stock, at cost, 1,851,301 and 1,641,238 shares at March 28, 2004
      and March 30, 2003, respectively                                                 (6,921)          (5,993)
                                                                               --------------   --------------

                     Total stockholders' equity                                        17,352           16,383
                                                                               --------------   --------------

                                                                               $       27,584   $       25,886
                                                                               ==============   ==============

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                          FIFTY-TWO       Fifty-two       Fifty-three
                                                                         WEEKS ENDED     weeks ended      weeks ended
                                                                       MARCH 28, 2004   March 30, 2003   March 31, 2002
                                                                       --------------   --------------   --------------
REVENUES
   Sales                                                               $       20,765   $       24,762   $       27,425
   Franchise fees and royalties                                                 6,286            5,977            7,944
   License royalties                                                            2,970            2,585            2,038
   Interest income                                                                199              292              500
   Investment and other income                                                    459              156            1,568
                                                                       --------------   --------------   --------------
                Total revenues                                                 30,679           33,772           39,475
                                                                       --------------   --------------   --------------
COSTS AND EXPENSES
   Cost of sales                                                               14,775           16,592           18,269
   Restaurant operating expenses                                                3,806            5,621            6,559
   Depreciation and amortization                                                  971            1,314            1,395
   Amortization of intangible assets                                              261              278              888
   General and administrative expenses                                          7,519            8,600            9,292
   Interest expense                                                                75              132              256
   Impairment charge on long-lived assets                                          25            1,367              392
   Impairment charge on notes receivable                                          208            1,425              185
   Other expense (income), net                                                     45              232             (210)
                                                                       --------------   --------------   --------------
                Total costs and expenses                                       27,685           35,561           37,026
                                                                       --------------   --------------   --------------
Income (loss) from continuing operations before provision (benefit)
   for income taxes                                                             2,994           (1,789)           2,449
Provision (benefit) for income taxes                                            1,100             (283)           1,057
                                                                       --------------   --------------   --------------
                Income (loss) from continuing operations                        1,894           (1,506)           1,392

Loss from discontinued operations, net of income tax
   benefit of ($82) and ($95) in 2003 and 2002, respectively
                                                                                    -             (124)            (143)
                                                                       --------------   --------------   --------------
Income (loss) from operations before cumulative effect of
   a change in accounting principle                                             1,894           (1,630)           1,249
Cumulative effect of change in accounting principle, net of tax
   benefit of ($854) in 2003                                                        -          (12,338)               -
                                                                       --------------   --------------   --------------
                Net income (loss)                                      $        1,894   $      (13,968)  $        1,249
                                                                       ==============   ==============   ==============
PER SHARE INFORMATION
     Basic income (loss) per share:
     Income (loss) from continuing operations                          $          .36   $         (.25)  $          .20
     Loss from discontinued operations                                              -             (.03)            (.02)
     Cumulative effect of change in accounting principle                            -            (2.06)               -
                                                                       --------------   --------------   --------------
     Net income (loss)                                                 $          .36   $        (2.34)  $          .18
                                                                       ==============   ==============   ==============
   Diluted income (loss) per share:
     Income (loss) from continuing operations                          $          .33   $         (.25)            $.20
     Loss from discontinued operations                                              -             (.03)            (.02)
     Cumulative effect of change in accounting principle                            -            (2.06)               -
                                                                       --------------   --------------   --------------
     Net income (loss)                                                 $          .33   $        (2.34)  $          .18
                                                                       ==============   ==============   ==============
Weighted average shares used in computing net income (loss)
     per share
       Basic                                                                5,306,000        5,976,000        7,048,000
                                                                       ==============   ==============   ==============
       Diluted                                                              5,678,000        5,976,000        7,083,000
                                                                       ==============   ==============   ==============

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           Fifty-two weeks ended March 28, 2004 and March 30, 2003 and fifty-three weeks ended March 31, 2002

                      (in thousands, except share amounts)

                                                                                                            Accumulated
                                                                                Additional                      other
                                                         Common      Common      paid-in     Accumulated    comprehensive
                                                         shares       stock      capital       deficit         income
                                                        ---------   ---------   ----------   -----------    -------------
Balance, March 25, 2001                                 7,065,202   $      71   $   40,746   $    (5,786)   $           -
Repurchase of treasury stock                                    -           -            -             -                -
Net income                                                      -           -            -         1,249                -

Comprehensive income                                            -           -            -             -                -
                                                        ---------   ---------   ----------   -----------    -------------

Balance, March 31, 2002                                 7,065,202          71       40,746        (4,537)               -

Repurchase of treasury stock                                    -           -            -             -                -
Unrealized gains on marketable securities, net of
   deferred income taxes of $50                                 -           -            -             -               70
Reclassification adjustment for net gains realized in
   net loss, net of deferred income taxes of $4                 -           -            -             -               (6)
Net loss                                                        -           -            -       (13,968)               -

Comprehensive loss                                              -           -            -             -                -
                                                        ---------   ---------   ----------   -----------    -------------

Balance, March 30, 2003                                 7,065,202          71       40,746       (18,505)              64

Repurchase of treasury stock                                    -           -            -             -                -
Unrealized gains on marketable securities, net of
   deferred income taxes of $7                                  -           -            -             -               10
Reclassification adjustment for net gains realized in
   net income, net of deferred
   income taxes of $5                                           -           -            -             -               (7)
Net income                                                      -           -            -         1,894                -
Comprehensive income                                            -           -            -             -                -
                                                        ---------   ---------   ----------   -----------    -------------

Balance, March 28, 2004                                 7,065,202   $      71   $   40,746   $   (16,611)   $          67
                                                        =========   =========   ==========   ===========    =============
                                                                                      Total
                                                        Treasury stock, at cost    stockholders'  Comprehensive
                                                         Shares        Amount        Equity       income (loss)
                                                        ---------   -----------    ------------   -------------
Balance, March 25, 2001                                         -   $         -    $     35,031

Repurchase of treasury stock                               41,691          (135)           (135)
Net income                                                      -             -           1,249   $       1,249
                                                                                                  -------------
Comprehensive income                                            -             -               -   $       1,249
                                                        ---------   -----------    ------------   =============

Balance, March 31, 2002                                    41,691          (135)         36,145
Repurchase of treasury stock                            1,599,547        (5,858)         (5,858)
Unrealized gains on marketable securities, net of
   deferred income taxes of $50                                 -             -              70   $          70
Reclassification adjustment for net gains realized in
   net loss, net of deferred income taxes of $4                 -             -              (6)             (6)
Net loss                                                        -             -         (13,968)        (13,968)
                                                                                                  -------------
Comprehensive loss                                              -             -               -   $     (13,904)
                                                        ---------   -----------    ------------   =============

Balance, March 30, 2003                                 1,641,238        (5,993)         16,383
Repurchase of treasury stock                              210,063          (928)           (928)
Unrealized gains on marketable securities, net of
   deferred income taxes of $7                                  -             -              10   $          10
Reclassification adjustment for net gains realized in
   net income, net of deferred
   income taxes of $5                                           -             -              (7)             (7)
Net income                                                      -             -           1,894           1,894
                                                                                                  -------------
Comprehensive income                                            -             -               -   $       1,897
                                                        ---------   -----------    ------------   =============

Balance, March 28, 2004                                 1,851,301   $    (6,921)   $     17,352
                                                        =========   ===========    ============

The accompanying notes are an integral part of this statement.

                     Nathan's Famous, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                FIFTY-TWO        Fifty-two        Fifty-three
                                                                               WEEKS ENDED      weeks ended        weeks ended
                                                                             MARCH 28, 2004    March 30, 2003    March 31, 2002
                                                                             --------------    --------------    --------------
Cash flows from operating activities:
   Net income (loss)                                                         $        1,894    $      (13,968)   $        1,249
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
          Cumulative effect of change in accounting principle,
                net of tax benefit                                                        -            12,338                 -
          Depreciation and amortization                                                 971             1,907             1,661
          Amortization of intangible assets                                             261               278               888
          Amortization of bond premium                                                  127                85                 -
          Gain on disposal of fixed assets                                             (206)              (39)           (1,226)
          Gain on sale of available for sale securities                                 (12)              (10)                -
          Impairment of long-lived assets                                                25             1,367               685
          Impairment of notes receivable                                                208             1,425               185
          (Recovery of) provision for doubtful accounts                                 (17)               82               267
          Deferred income taxes                                                         945              (585)              509
   Changes in operating assets and liabilities:
          Marketable securities and investment in limited partnership                     -               981            (4,171)
          Notes and accounts receivable                                                 294                 2               (26)
          Inventories                                                                  (354)              203               (69)
          Prepaid expenses and other current assets                                     179               627              (295)
          Other assets                                                                   18                32               104
          Accounts payable, accrued expenses and other current liabilities              467            (1,647)           (2,538)
          Deferred franchise fees                                                        46              (205)             (324)
          Other liabilities                                                             430              (577)               20
                                                                             --------------    --------------    --------------

                Net cash provided by (used in) operating activities                   5,276             2,296            (3,081)
                                                                             --------------    --------------    --------------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                                2,497             6,088                 -
   Purchase of available for sale securities                                         (5,461)           (2,884)                -
   Purchases of property and equipment                                                 (449)             (562)           (2,082)
   Payments received on notes receivable                                                797               273               812
   Proceeds from sales of property and equipment                                        489               781             3,348
                                                                             --------------    --------------    --------------
                Net cash (used in) provided by investing activities                  (2,127)            3,696             2,078
                                                                             --------------    --------------    --------------
Cash flows from financing activities:
   Principal repayments of notes payable and capitalized lease
        obligations                                                                    (187)             (553)           (1,353)
   Repurchase of treasury stock                                                        (928)           (5,858)             (135)
                                                                             --------------    --------------    --------------
                Net cash used in financing activities                                (1,115)           (6,411)           (1,488)
                                                                             --------------    --------------    --------------
Net change in cash and cash equivalents                                               2,034              (419)           (2,491)

Cash and cash equivalents, beginning of year                                          1,415             1,834             4,325
                                                                             --------------    --------------    --------------
Cash and cash equivalents, end of year                                       $        3,449    $        1,415    $        1,834
                                                                             ==============    ==============    ==============
Cash paid during the year for:
   Interest                                                                  $           74    $          138    $          264
                                                                             ==============    ==============    ==============
   Income taxes                                                              $          253    $           57    $          149
                                                                             ==============    ==============    ==============
Noncash financing activities:
   Loans to franchisees in connection with sale of restaurants               $          600    $           44    $          416
                                                                             ==============    ==============    ==============

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

      Nathan's Famous, Inc. and subsidiaries (collectively the "Company" or "Nathan's") has historically operated or franchised a chain of retail fast food restaurants featuring the Nathan's famous brand of all beef frankfurters, fresh crinkle-cut french fried potatoes and a variety of other menu offerings. Since fiscal 1998, the Company has supplemented the Nathan's franchise program with the Nathan's Branded Product Program, which enables foodservice retailers to sell some of Nathan's proprietary products outside of the realm of a traditional franchise relationship. During fiscal 2000, the Company acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. ("Roasters"), the franchisor of Kenny Rogers Roasters. In addition, Nathan's completed a merger with Miami Subs Corporation ("Miami Subs") whereby it acquired the remaining 70% of Miami Subs common stock not previously owned by the Company. Miami Subs features a wide variety of lunch, dinner and snack foods, including hot and cold sandwiches and various ethnic foods. Roasters features home-style family foods based on a menu centered around wood-fire rotisserie chicken. The Company considers its subsidiaries to be in the food service industry, and has pursued co-branding and co-hosting initiatives; accordingly, management has evaluated the Company as a single reporting unit.

      At March 28, 2004, the Company's restaurant system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 7 company-owned units concentrated in the New York metropolitan area, 338 franchised or licensed units, including 6 units operating pursuant to management agreements and approximately 3,300 branded product points of sale under the Nathan's Branded Product Program, located in 44 states, the District of Columbia, and 12 foreign countries.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  1.  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  2.  Fiscal Year

      The Company's fiscal year ends on the last Sunday in March, which results in a 52- or 53-week reporting period. The results of operations and cash flows for the fiscal years ended March 28, 2004 and March 30, 2003 are on the basis of 52-week reporting periods. The results of operations and cash flows for the fiscal year ended March 31, 2002 are on the basis of a 53-week reporting period.

  3.  Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management in preparing the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, the allowance for impaired notes receivable, the self-insurance reserve and impairment charges on goodwill and long-lived assets.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

  4.  Cash and Cash Equivalents

      The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash restricted for untendered shares associated with the acquisition of Nathan's in 1987 amounted to $83 at March 28, 2004 and March 30, 2003, respectively, and is included in cash and cash equivalents.

  5.  Impairment of Notes Receivable

      Nathan's follows the guidance in Statement of Financial Accounting Standards ("SFAS") No. 114 ("SFAS No. 114") "Accounting by Creditors for Impairment of a Loan," as amended. Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions,
      (b) loans secured by collateral that is not readily marketable, or (c) that are susceptible to deterioration in realizable value. When determining impairment, management's assessment includes its intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. In certain cases where Nathan's has determined that a loan has been impaired, it generally does not expect to extend or renew the underlying leases. Based on the Company's analysis, it has determined that there are notes that have incurred such an impairment. Following are summaries of impaired notes receivable and the allowance for impaired notes receivable:

                                                         MARCH 28,   March 30,
                                                           2004        2003
                                                         ---------   ---------
Total recorded investment in impaired notes receivable   $   2,248   $   2,598
Allowance for impaired notes receivable                     (2,051)     (2,065)
                                                         ---------   ---------
Recorded investment in impaired notes receivable, net    $     197   $     533
                                                         =========   =========

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

                                                                          MARCH 28,  March 30,
                                                                            2004       2003
                                                                          --------   --------
Allowance for impaired notes receivable at beginning of the fiscal year   $  2,065   $    640
Impairment charges on notes receivable                                         208      1,425
Impaired notes written off                                                    (222)         -
                                                                          --------   --------
Allowance for impaired notes receivable at end of the fiscal year         $  2,051   $  2,065
                                                                          ========   ========

      Based on the present value of the estimated cash flows of identified impaired notes receivable, the Company records interest income on its impaired notes receivable on a cash basis. The following represents the interest income recognized and average recorded investment of impaired notes receivable.

                                                            MARCH 28,   March 30,  March 31,
                                                              2004        2003       2002
                                                            ---------   --------   -------
Interest income recorded on impaired notes receivable       $      19   $     96   $     47
Average recorded investment in impaired notes receivable    $   2,341   $  1,624   $    936

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

  7.  Marketable Securities

      In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 28, 2004 and March 30, 2003, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the accompanying consolidated statements of operations. Unrealized gains and losses on available for sale securities are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet.

   8. Sales of Restaurants

      The Company observes the provisions of SFAS No. 66, "Accounting for Sales of Real Estate," ("SFAS No. 66") which establishes accounting standards for recognizing profit or loss on sales of real estate. SFAS No. 66 provides for profit recognition by the full accrual method, provided (a) the profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. Unless both conditions exist, recognition of all or part of the profit shall be postponed and other methods of profit recognition shall be followed. In accordance with SFAS No. 66, the Company recognizes profit on sales of restaurants under the full accrual method, the installment method and the deposit method, depending on the specific terms of each sale. The Company continues to record depreciation expense on the property subject to the sales contracts that are accounted for under the deposit method and records any principal payments received as a deposit until such time that the transaction meets the sales criteria of SFAS No. 66.

      As of March 28, 2004 and March 30, 2003, the Company had deposits on the sales of restaurants of $0 and $161, respectively, included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

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

            Building and improvements                       5 - 25 years
            Machinery, equipment, furniture and fixtures    5 - 15 years
            Leasehold improvements                          5 - 20 years

  10. Intangible Assets

      Intangible assets consist of (i) the goodwill resulting from the acquisition of Nathan's in 1987; (ii) trademarks and trade names, franchise rights and recipes in connection with Roasters and (iii) goodwill and certain identifiable intangibles resulting from the Miami Subs acquisition. These intangible assets were being amortized over periods from 10 to 40 years through March 31, 2002.

      On April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which supercedes APB Opinion No. 17, "Intangible Assets" and certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 142 requires that goodwill and other intangibles be reported separately; eliminates the requirement to amortize goodwill and indefinite-lived intangible assets; addresses the amortization of intangible assets with a definite life; and addresses impairment testing and recognition of goodwill and intangible assets. SFAS No. 142 changes the method of accounting for the recoverability of goodwill for the Company, such that it is evaluated at the brand level based upon the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, on comparable sales or valuations of other restaurant brands. The impairment review involves a two-step process as follows:

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

                March 28, 2004, March 30, 2003 and March 31, 2002

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

      The Company completed its initial SFAS No. 142 transitional impairment test of goodwill in April 2002, including an assessment of a valuation of the Nathan's, Miami Subs and Roasters reporting units by an independent valuation consultant, and has recorded an impairment charge requiring the Company to write-off substantially all of the goodwill related to the acquisitions, trademarks and recipes as a cumulative effect of accounting change in the first quarter of fiscal 2003. The fair value was determined through the combination of a present value analysis as well as prices of comparative businesses. The changes in the net carrying amount of goodwill, trademarks and recipes recorded in the first quarter of fiscal 2003 are as follows:

                                                           Goodwill   Trademarks  Recipes   Total
                                                           --------   ----------  -------  -------
Balance as of April 1, 2002                                $ 11,083   $    2,242  $    30  $13,355
Cumulative effect of accounting change for goodwill and
   other intangible assets                                  (10,988)      (2,174)     (30) (13,192)
                                                           --------   ----------  -------  -------
Balance as of March 30, 2003                               $     95   $       68  $     -  $   163
                                                           ========   ==========  =======  =======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

      The table below presents amortized and unamortized intangible assets as of March 28, 2004 and March 30, 2003:

                                                 MARCH 28, 2004                       March 30, 2003
                                       ----------------------------------   -----------------------------------
                                        GROSS                      NET       Gross                        Net
                                       CARRYING   ACCUMULATED    CARRYING   Carrying    Accumulated    Carrying
                                        AMOUNT    AMORTIZATION    AMOUNT     Amount     Amortization    Amount
                                       --------   ------------   --------   --------    ------------   --------
Amortized intangible assets:
  Royalty streams                      $  4,259   $     (1,269)  $  2,990   $  4,259    $     (1,008)  $  3,251
  Favorable leases                          285           (285)         -        285            (285)         -
  Other                                       6             (1)         5         16             (16)         -
                                       --------   ------------   --------   --------    ------------   --------
                                       $  4,550   $     (1,555)  $  2,995   $  4,560    $     (1,309)  $  3,251
                                       ========   ============              ========    ============
Unamortized intangible assets:
  Trademarks, tradenames and recipes                                   68                                    68
                                                                 --------                              --------
                                                                 $  3,063                              $  3,319
                                                                 ========                              ========

  Goodwill                                                       $     95                              $     95
                                                                 ========                              ========

      The following table provides a reconciliation of the reported net income
      (loss) and net income (loss) per share for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002, adjusted as though SFAS No. 142 had been effective for all periods:

                                                                2004      2003      2002
                                                               ------   --------   ------
Reported net  income (loss) before cumulative effect of
   change in accounting principle                              $1,894   $ (1,630)  $1,249
Add back discontinued amortization expense                          -          -      555
                                                               ------   --------   ------
 Adjusted net income (loss) before cumulative effect of
   change in accounting principle                               1,894     (1,630)   1,804
Cumulative effect of change in accounting principle                 -    (12,338)       -
                                                               ------   --------   ------
           Adjusted net  income (loss)                         $1,894   $(13,968)  $1,804
                                                               ======   ========   ======
Reported basic net income (loss) per common share before
   cumulative effect of change in accounting principle         $  .36   $   (.28)  $  .18
Effect of discontinued amortization expense                         -          -      .08
                                                               ------   --------   ------
Adjusted basic net income (loss) per common share before
     cumulative effect of change in accounting principle          .36       (.28)     .26
Cumulative effect of change in accounting principle                 -      (2.06)       -
                                                               ------   --------   ------
    Adjusted basic net income (loss) per common share          $  .36   $  (2.34)  $  .26
                                                               ======   ========   ======
Reported diluted net  income (loss) per common share before
   cumulative effect of change in accounting principle         $  .33   $   (.28)  $  .18
Effect of discontinued amortization expense                         -          -      .07
                                                               ------   --------   ------
Adjusted diluted net income (loss) per common share before
     cumulative effect of change in accounting principle          .33       (.28)     .25
Cumulative effect of change in accounting principle                 -      (2.06)       -
                                                               ------   --------   ------
    Adjusted diluted net income (loss) per common share        $  .33   $  (2.34)  $  .25
                                                               ======   ========   ======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

      As of March 28, 2004, and March 30, 2003, the Company has reevaluated the impact of SFAS No. 142 on its goodwill and intangible assets, and determined no additional impairment charges were deemed necessary.

      Total amortization expense for intangible assets was $261, $278 and $888 for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002. The Company estimates future annual amortization expense of approximately $261 per year for each of the next five years. In the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $239 related to its favorable leases. This impairment charge, which was based upon the fact that such locations had incurred negative cash flows from operations for fiscal 2003 and were projected to incur negative cash flows in fiscal 2004, was recorded as a component of impairment charge on long-lived assets. (See Note B-11.)

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

      Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. The Company has identified one, seven and two units that have been impaired, and recorded impairment charges of $25, $1,367, (inclusive of $239 related to favorable leases discussed in Note B-10), and $685 in the statements of operations for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002, respectively.

      The Company periodically reviews intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. (See Note B - 10 for a description of impairment charges recorded on goodwill and other intangible assets during the fiscal year ended March 30, 2003 as a result of the adoption of SFAS No. 142.) No impairment charges were recorded with respect to such intangible assets for the fiscal years ended March 28, 2004 and March 31, 2002.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

  12. Self-Insurance

      The Company is self-insured for portions of its general liability coverage. As part of Nathan's risk management strategy, its insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, Nathan's accrues estimates of its ultimate self-insurance costs throughout the policy year. These estimates have been developed based upon Nathan's historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, Nathan's annual self-insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self-insurance accruals at March 28, 2004 and March 30, 2003 were $346 and $596, respectively and are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. During the fiscal year ended March 28, 2004, approximately $268 of previously recorded insurance accruals for items that have been concluded without further payment were reversed. During the fiscal year ended March 30, 2003, the self insurance accrual was reduced by approximately $829, due principally to the satisfaction of a claim against the Company totaling $659 and the reversal of approximately $196 of previously recorded self insurance accruals in connection with the conclusion of claims relating to prior policy years.

  13. Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term maturities of the instruments. The carrying amounts of note payable and capital lease obligations and notes receivable approximate their fair values as the current interest rates on such instruments approximates current market interest rates on similar instruments.

  14. Stock-Based Compensation

      At March 28, 2004, the Company has five stock-based employee compensation plans, which are described more fully in Note K. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

      The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                  Fiscal year ended
                                            MARCH 28,  March 30,  March 31,
                                              2004       2003       2002
                                            --------   --------   --------
Net income (loss), as reported              $  1,894   $(13,968)  $  1,249
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value-based method for all
    awards                                      (170)      (165)      (410)
                                            --------   --------   --------
Pro forma net income (loss)                 $  1,724   $(14,133)  $    839
                                            ========   ========   ========

Net income (loss) per share
    Basic - as reported                     $    .36   $  (2.34)  $    .18
                                            ========   ========   ========
    Diluted - as reported                   $    .33   $  (2.34)  $    .18
                                            ========   ========   ========
    Basic - pro forma                       $    .32   $  (2.36)  $    .12
                                            ========   ========   ========
    Diluted - pro forma                     $    .30   $  (2.36)  $    .12
                                            ========   ========   ========

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

      The weighted-average option fair values and the assumptions used to estimate these values are as follows:

                                       2004     2003     2002
                                      ------   ------   ------
Weighted-average option fair values   $ 1.60   $ 2.19   $ 1.30
Expected life (years)                    7.0     10.0      6.6
Interest rate                           3.85%    5.30%    4.06%
Volatility                              30.6%    32.8%    32.3%
Dividend yield                             0%       0%       0%

  15. Start-up Costs

      Preopening and similar costs are expensed as incurred.

  16. Revenue Recognition - Company-owned Restaurants

      Sales by Company-owned restaurants, which are typically paid in cash by the customer, are recognized upon the performance of services.

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

                March 28, 2004, March 30, 2003 and March 31, 2002

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

      Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 28, 2004 and March 30, 2003, $173 and $127, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002, the Company earned franchise fees from new unit openings, transfers and co-branding of $428, $418 and $693, respectively. During the fiscal year ended March 30, 2003, the Company recognized $207 in connection with the forfeiture of two Master Development Agreements.

      The following is a summary of franchise openings and closings for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002:

                                                                  2004    2003   2002
                                                                  ----    ----   ----
Franchised restaurants operating at the beginning of the period    343     364    386
New franchised restaurants opened during the period                 40      24     18
Franchised restaurants closed during the period                    (45)    (45)   (40)
                                                                  ----    ----   ----
Franchised restaurants operating at the end of the period          338     343    364
                                                                  ====    ====   ====

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

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

  18. Revenue Recognition - Branded Products Operations

      The Company recognizes revenue from the Branded Product Program when it is determined by the manufacturer that the products have been delivered via third party common carrier to Nathans' customers. An accrual for the cost of the product to the Company is recorded simultaneously with the revenue.

  19. Interest Income

      Interest income is accrued when it is earned and deemed realizable by the Company.

  20. Investment and other income

      The Company recognizes gains on the sale of fixed assets under the full accrual method in accordance with provisions of SFAS No. 66 (See Note B-8).

      Deferred revenue associated with supplier contracts is generally amortized on a straight-line basis over the life of the contract.

      Investments classified as trading securities are recorded at fair value and the unrealized gains or losses are recognized as a component of "Investment and other income". During the fiscal year ended March 30, 2003, the Company liquidated its investment in trading securities.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

      Investment and other income consists of the following:

                                                     2004   2003    2002
                                                     ----   ----   ------
Gain on disposal of fixed assets                    $ 206  $  39   $1,226
Realized gains (losses) on marketable securities       12   (242)       7
Unrealized losses of trading securities                 -      -      (43)
Loss on subleasing of rental properties              (312)  (243)    (215)
Gain from the early termination of sales agreement      -    135        -
Other income                                          553    467      593
                                                    -----  -----   ------
                                                    $ 459  $ 156   $1,568
                                                    =====  =====   ======

  21. Concentrations of Credit Risk

      The Company's accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions and receivables from sales under the Branded Product Program. At March 28, 2004 and March 30, 2003, no franchisee or Branded Product Program customer represented 10% or greater of accounts receivable. (See Note D).

  22. Advertising

      The Company administers various advertising funds on behalf of its subsidiaries and franchisees to coordinate the marketing efforts of the Company. Under these arrangements, the Company collects and disburses fees paid by franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising funds are based on specified percentages of net sales, generally ranging up to 3%. Net Company-owned store advertising expense was $241, $608 and $940, for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002, respectively.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

  23. Classification of Operating Expenses

      Cost of sales consists of the following:

         - The cost of products sold in the Company-operated restaurants, Branded Product Program and other distribution channels.

         - The cost of labor and associated costs of in-store restaurant management and crew.

         -  The cost of paper products used in Company-operated restaurants.

         - Other direct costs, such as fulfillment, commissions, freight and samples.

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

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

  26. Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has evaluated the effect of the adoption of SFAS No. 143 on its financial position and results of operations, and it has not had a material impact on the financial position and results of operations of the Company.

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The adoption of SFAS No. 149 has not had a material impact on the Company's financial position and results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. The adoption of SFAS No. 150 has not had a material impact on the Company's financial position and results of operations.

      In December 2003, the FASB issued a revision to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46(R)" or the "Interpretation"). FIN No. 46(R) clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46(R) requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE B (CONTINUED)

      The revisions of FIN No. 46(R) (a) clarified some requirements of the original FIN No. 46, which had been issued in January 2003, (b) simplified some of the implementation problems, and (c) added new scope exceptions. FIN No. 46R delayed the effective date of the FIN No. 46(R) for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of FIN No. 46(R) to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN No. 46(R) by the end of the first reporting period ending after December 15, 2003.

      FIN No. 46(R) added several new scope exceptions, including one which states that companies are not required to apply the provisions to an entity that meets the criteria to be considered a "business" as defined in FIN No. 46(R) unless one or more of four named conditions exist.

      The Company has no equity ownership interests in its franchisees, and has not consolidated any of these entities in the Company's financial statements. The Company will continue to monitor developments regarding the Interpretation as they occur. The Company adopted the provisions of FIN No. 46(R) in its fourth fiscal quarter of 2004.

      The Company does not provide more than half of the equity subordinated debt or other subordinated financial support to any franchise entity. The Company has further concluded that the franchise entities were not designed such that substantially all of their activities either involve or are conducted on behalf of Nathan's. As such, the Company has not consolidated any franchised entity in the financial statements. If, at some future date, Nathan's does provide more than half of the subordinated financial support to a franchise entity, consolidation would not be automatic. The franchise entity would then be subject to further testing under the guidelines of FIN No.46(R).

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104"), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition in Financial Statements," in order to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material impact on the Company's financial position or results of operations.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE C - INCOME (LOSS) PER SHARE

  Basic income (loss) per common share is calculated by dividing income (loss) by the weighted-average number of common shares outstanding and excludes any dilutive effects of stock options or warrants. Diluted income (loss) per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income (loss) per common share result from the assumed exercise of stock options and warrants, using the treasury stock method.

  The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002, respectively:

                                      Income (loss)                                                   Income (loss) per share
                                from continuing operations                  Shares                   From continuing operations
                               ----------------------------   ------------------------------------   --------------------------
                                 2004     2003       2002        2004        2003         2002         2004     2003      2002
                               -------  --------    -------   ---------   -----------  -----------    -----    ------    -----
Basic EPS
   Basic calculation           $ 1,894  $ (1,506)   $ 1,392   5,306,000     5,976,000    7,048,000    $ .36    $ (.25)   $ .20
   Effect of dilutive
       employee stock
       options and warrants          -         -          -     372,000             -       35,000     (.03)     -           -
                               -------  --------    -------   ---------   -----------  -----------    -----    ------    -----
Diluted EPS
   Diluted calculation         $ 1,894  $ (1,506)   $ 1,392   5,678,000   $ 5,976,000  $ 7,083,000    $ .33    $ (.25)   $ .20
                               =======  ========    =======   =========   ===========  ===========    =====    ======    =====

  Options and warrants to purchase 1,374,981 shares of the Company's common stock for the year ended March 30, 2003 were excluded from the calculation of diluted loss per share as the impact of their inclusion would have been anti-dilutive. Options and warrants to purchase 811,918 and 862,838 shares of common stock for the years ended March 28, 2004 and March 31, 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares during the respective periods.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE D - NOTES AND ACCOUNTS RECEIVABLE, NET

  Notes and accounts receivable, net, consist of the following:

                                                MARCH 28,   March 30,
                                                  2004        2003
                                                ---------   ---------
Notes receivable, net of impairment charges     $     573   $     998
Franchise and license royalties                     1,404       1,465
Branded product sales                                 687         737
Other                                                 329         565
                                                ---------   ---------
                                                    2,993       3,765

Less: allowance for doubtful accounts                 328         418
Less: notes receivable due after one year             313         740
                                                ---------   ---------

Notes and accounts receivable, net              $   2,352   $   2,607
                                                =========   =========

  Notes receivable at March 28, 2004 and March 30, 2003 principally resulted from sales of restaurant businesses to Miami Sub's and Nathan's franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest with a balloon payment at the end of the term, with interest rates ranging principally between 5% and 10% (See Note B-5).

  Accounts receivable are due within 30 days and are stated at amounts due from franchisees and licensees, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are deemed to be uncollectible.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE D (CONTINUED)

  Changes in the Company's allowance for doubtful accounts are as follows:

                                         2004     2003      2002
                                        ------   ------    ------
Beginning balance                       $ 418    $  644    $  880
     Bad debt (recoveries) expense        (17)       82       267
     Other                                  -         -        27
     Accounts written off                 (73)     (308)     (530)
                                        -----    ------    ------

Ending balance                          $ 328    $  418    $  644
                                        =====    ======    ======

NOTE E - MARKETABLE SECURITIES

  The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities by major security type at March 28, 2004 and March 30, 2003 are as follows:

                                             Gross         Gross        Fair
                                           unrealized    unrealized    market
             2004:                Cost       gains         losses       value
                                 -------   ----------    ----------    -------
Available-for-sale securities:
Bonds                            $ 7,382   $      107    $      (12)   $ 7,477
                                 =======   ==========    ==========    =======
             2003:

Available-for-Sale securities:
Bonds                            $ 4,513   $      181    $      (71)   $ 4,623
                                 =======   ==========    ==========    =======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE E (CONTINUED)

  Proceeds from the sale of available-for-sale and trading securities and the resulting gross realized gains and losses included in the determination of net income are as follows:

                                   2004       2003       2002
                                 -------    -------    -------
Available-for-sale securities:
   Proceeds                      $ 2,497    $ 6,088    $     -
   Gross realized gains               17         12          -
   Gross realized losses              (5)        (2)         -
Trading securities:
   Proceeds                            -    $   767    $ 2,933
   Gross realized gains                -          -          8
   Gross realized losses               -       (252)        (1)

  Effective April 1, 2002, the Company transferred the Company's bond portfolio formerly classified as trading securities to available for sale securities due to a change in the Company's investment strategies. As required by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the transfer of these securities between categories of investments has been accounted for at fair value and the unrealized holding loss previously recorded through April 1, 2002 of $20 from the trading category has not been reversed. The net unrealized gains for the fiscal years ended March 28, 2004 and March 30, 2003, respectively, of $3 and $64, net of deferred income taxes, has been included as a component of comprehensive income.

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE F - PROPERTY AND EQUIPMENT, NET

  Property and equipment consists of the following:

                                                     MARCH 28,   March 30,
                                                       2004        2003
                                                     ---------   ---------
Construction-in-progress                             $     103   $      31
Land                                                     1,281       1,665
Building and improvements                                1,854       2,255
Machinery, equipment, furniture and fixtures             5,980       5,297
Leasehold improvements                                   4,123       4,042
                                                     ---------   ---------
                                                        13,341      13,290
Less:  accumulated depreciation and amortization         8,247       7,027
                                                     ---------   ---------

                                                     $   5,094   $   6,263
                                                     =========   =========

  Depreciation expense on property and equipment was $971, $1,907 and $1,661 for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002, respectively.

  1.  Sales of Restaurants

      On April 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"). This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retained the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 has broadened the definition of discontinued operations to include components of an entity whose cash flows are clearly identifiable, as compared to a segment of a business. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant that it sells, abandons or otherwise disposes of where the Company will have no further involvement in such restaurant's operations.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE F (CONTINUED)

      During the fiscal year ended March 28, 2004, the Company sold three Company-owned restaurants for total consideration of $1,083 and entered into two management agreements with franchisees to operate two Company-owned restaurants. As the Company expects to have a continuing stream of cash flows for all of these restaurants, the results of operations for these Company-operated restaurants are included as a component of continuing operations in the accompanying consolidated statements of operations. The assets associated with these restaurants that were sold were included in Assets held for sale in the March 30, 2003 consolidated balance sheet.

      During the fiscal year ended March 30, 2003, the Company sold three Company-owned restaurants for total consideration of $591. In August 2002, an operating restaurant, which had been classified as held for sale at March 30, 2003, was sold to a non-franchisee for $75. In October 2002, a non-operating restaurant, which had been classified as held for sale was sold to a non-franchisee for $466 and an operating restaurant was sold to a franchisee in exchange for a $50 note. As these restaurants were either classified as held-for-sale prior to the adoption of SFAS No. 144 or the Company has a continuing stream of cash flows in the case of the franchised restaurant, the results of operations for these Company-operated restaurants that were sold are included as a component of continuing operations in the accompanying consolidated statements of operations for the fiscal years ended March 30, 2003 and March 31, 2002. In December 2002, the Company abandoned the operations of one Company-owned restaurant pursuant to a lease termination agreement with the landlord. The results of operations for this restaurant have been classified as discontinued operations for all periods presented as the Company does not have any continuing involvement in the operations of this restaurant or a continuing stream of cash flows with this restaurant.

      As discussed in Note F-2 below, during fiscal 2003, the Company also abandoned the operations of seven company-operated restaurants located within certain Home Depot Home Improvement Centers. Pursuant to SFAS No. 144, the results of operations for all seven of these restaurants have been presented as discontinued operations in the accompanying consolidated statement of operations for all periods presented, as the Company has no continuing involvement in the operations of these restaurants or cash flows relating to any of these restaurants.

      During the fiscal year ended March 31, 2002, the Company sold two company-owned restaurants and a non-restaurant property for total proceeds of $3,348. The Company recognized a gain of $1,226 in connection with these sales.

      In May 2001, the Company completed the sale of a restaurant property for approximately $1,500 pursuant to an order of condemnation by the State of Florida. Concurrent with the sale, the Company satisfied a related note payable of approximately $793 plus accrued interest. The Company appealed the value of this property and on November 19, 2001, an Order was entered by the Circuit

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE F (CONTINUED)

      Court of the 11th Judicial Circuit of Florida in and for Miami-Dade County pursuant to which the State of Florida Department of Transportation was ordered to pay to the Company, an aggregate value of $2,350, plus legal fees in the amount of $253 in connection with the condemnation by the State of Florida of the restaurant. The additional proceeds received by the Company of approximately $850 is recorded as a component of "investment and other income" in the accompanying consolidated statement of operations for the year ended March 31, 2002.

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

      Pursuant to SFAS No. 144, the results of operations for all seven of these restaurants have been presented as discontinued operations in the accompanying consolidated statement of operations as the Company has no continuing involvement in the operations of these restaurants or cash flows relating to any of these restaurants. The Company revised the estimated useful lives of these assets to reflect the shortened useful lives and recorded additional depreciation expense of approximately $428 during the fiscal year ended March 30, 2003. Pursuant to the termination provisions of certain of the lease agreements with Home Depot, the Company received payments of $184.

      Following is a summary of the results of operations for these seven restaurants for the fiscal years ended March 30, 2003 and March 31, 2002:

                                          2003       2002
                                        -------    -------
Revenues                                $ 3,096    $ 4,099
                                        =======    =======

(Loss) income before income taxes (A)   $  (166)   $   316
                                        =======    =======

            (A)- (Loss) income before income taxes for the fiscal year ended
               March 30, 2003 includes additional depreciation expense of $428, as a result of revising the estimated useful lives of these restaurants.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE F (CONTINUED)

  3.  Discontinued Operations

      As described in Notes F-1 and F-2 above, the Company has classified the results of operations of eight restaurants as discontinued operations in accordance with SFAS No. 144. The following is a summary of the results of operations for these eight restaurants for the fiscal years ended March 30, 2003 and March 31, 2002:

                                 2003      2002
                               -------   -------
Revenues                       $ 3,543   $ 4,857
                               =======   =======

Loss before income taxes (A)   $  (206)  $  (238)
                               =======   =======

            (A)- Loss before income taxes for the fiscal year ended March 30,
               2003 includes additional depreciation expense of $428, as a result of revising the estimated useful lives of these restaurants.

      There were no restaurants that were classified as discontinued operations during fiscal 2004.

NOTE G - ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

  Accrued expenses and other current liabilities consist of the following:

                                                         MARCH 28,     March 30,
                                                            2004          2003
                                                         ---------     ---------
Payroll and other benefits                               $   1,369     $   1,324
Professional and legal costs                                   259           349
Self-insured retention                                         346           596
Rent, occupancy and lease reserve termination costs            757           739
Taxes payable                                                  544           556
Unexpended advertising funds                                   440             -
Deferred marketing funds                                       410           396
Other                                                          711           982
                                                         ---------     ---------

                                                         $   4,836     $   4,942
                                                         =========     =========

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE G (CONTINUED)

  Other liabilities consists of the following:

                                                    MARCH 28,    March 30,
                                                       2004        2003
                                                    ---------    ---------
Deferred income - supplier contracts                $   1,137    $   1,148
Deferred development fees                                 453          170
Deferred gain on sales of fixed assets                    269          183
Deferred rental liability                                 264          242
Tenant's security deposits on subleased property          111           88
                                                    ---------    ----------
                                                    $   2,234    $   1,831
                                                    =========    =========

  Lease Reserve Termination Costs

  In connection with the Company's acquisition of Miami Subs, Nathan's planned to permanently close 18 under-performing company-owned restaurants; Nathan's expected to abandon or sell the related assets at amounts below the historical carrying amounts recorded by Miami Subs. In accordance with APB No. 16 "Business Combinations", the write-down of these assets was reflected as part of the purchase price allocation. The Company has closed or sold all 18 units. As of March 28, 2004, the Company has recorded charges to operations of approximately $1,461 ($877 after tax) for lease reserves and termination costs in connection with these properties.

  Changes in the Company's reserve for lease reserve and termination costs are as follows:

                                2004      2003     2002
                               ------    ------   ------
Beginning balance              $  529    $  336   $  678
     Additions                     80       209       30
     Payments                     (77)      (16)    (372)
                               ------    ------   ------

Ending balance                 $  532    $  529   $  336
                               ======    ======   ======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE H - NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

  A summary of notes payable and capitalized lease obligations is as follows:

                                                                          MARCH 28,    March 30,
                                                                             2004        2003
                                                                          ---------    ---------
Note payable to bank at 8.5% through January 2003, 4.5% from February
   2003 through January 2006 and adjusting to prime plus 0.25% in
   February 2006 and February 2009 and maturing in 2010                   $     986    $   1,167
Capital lease obligations                                                        53           59
                                                                          ---------    ---------

                                                                              1,039        1,226
Less current portion                                                           (173)        (173)
                                                                          ---------    ---------

Long-term portion                                                         $     866    $   1,053
                                                                          =========    =========

  The above notes are secured by the related property and equipment.

  In August 2001, Miami Subs entered into an agreement with a franchisee and a bank, which called for the assumption of a note payable by the franchisee and the repayment of an existing note receivable from the franchisee. The Company guarantees the franchisee's note payable with the bank. The Company's maximum obligation for loans funded by the lender was approximately $261 as of March 28, 2004.

  At March 28, 2004, the aggregate annual maturities of notes payable and capitalized lease obligations are as follows:

2005                     $   173
2006                         174
2007                         175
2008                         176
2009                         176
Thereafter                   165
                         -------
                         $ 1,039
                         =======

  The Company maintains a $5,000 line of credit with its primary banking institution. Borrowings under the line of credit are intended to be used to meet the normal short-term working capital needs of the Company. The line of credit is not a commitment and, therefore, credit availability is subject to ongoing approval. The line of credit expires on October 1, 2004, and bears interest at the prime rate plus 1% (5.00% at March 28, 2004). There were no borrowings outstanding under this line of credit as of March 28, 2004.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE I - OTHER EXPENSE (INCOME), NET

  Included in other expense (income), in the accompanying consolidated statements of operations is (i) $45 of lease termination expense in connection with two properties for the fiscal year ended March 28, 2004, (ii) $232 in lease reserves in connection with four vacant properties for the fiscal year ended March 30, 2003 and (iii) the reversal of a previous litigation accrual of ($210) for the fiscal year ended March 31, 2002.

  During the fiscal year ended March 31, 2002, the Company reversed an accrual of $210 related to its successful appeal of a previous award in an action entitled: Miami Subs Corporation or MIAMI S V. MURRAY FAMILY TRUST/KENNETH DASH PARTNERSHIP. In this case, the court found that Miami Subs breached a fiduciary duty it owed to defendants and awarded the Murray Family Trust $200. Both Miami Subs and defendants appealed the court's decision, and in November 1996, the appeal was argued before the Supreme Court of New Hampshire. In December 1997, the Supreme Court ruled in favor of Miami Subs, vacated the damage award, reversed the award of attorney fees and remanded to a trial court for a determination of damages for the alleged breach of fiduciary duty to the Murray Family Trust. In May 1998, the trial court awarded the Murray Family Trust compensatory damages in the amount of $200, which Miami Subs accrued for. Miami Subs appealed the damage award, and in December 1999, the Supreme Court of New Hampshire heard the second appeal. On February 1, 2001, the Supreme Court of New Hampshire ruled in favor of Miami Subs and vacated the damage award. The plaintiff had the right to further appeal the reversal for a period of 90 days, until May 2, 2001. No further action was taken by the plaintiff and upon passage of the 90-day period the litigation award was reversed into income.

NOTE J - INCOME TAXES

  Income tax provision (benefit) consists of the following for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002:

                          2004       2003        2002
                        -------     ------     -------
Federal
    Current             $    94     $    -     $   985
    Deferred                804       (281)        (93)
                        -------     ------     -------
                            898       (281)        892
                        -------     ------     -------
State and local
    Current                  60         46         181
    Deferred                142        (48)        (16)
                        -------     ------     -------
                            202         (2)        165
                        -------     ------     -------
                        $ 1,100     $ (283)    $ 1,507
                        =======     ======     =======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE J (CONTINUED)

  Total income tax provision (benefit) for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002 differs from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                   2004       2003      2002
                                                                  -------    ------    ------
Computed "expected" tax (benefit) expense                         $ 1,018    $ (609)   $  833
Nondeductible amortization                                             37        99       169
Impairment on nondeductible favorable lease intangible assets           -        87         -
State and local income taxes, net of Federal income tax benefit       181       140       106
Tax-exempt investment earnings                                        (46)      (48)      (68)
Tax refunds received                                                  (62)        -         -
Nondeductible meals and entertainment and other                       (28)       48        17
                                                                  -------    ------   -------
                                                                  $ 1,100    $ (283)  $ 1,057
                                                                  =======    ======   =======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                       MARCH 28,     March 30,
                                                                         2004          2003
                                                                       ---------     ---------
Deferred tax assets
     Accrued expenses                                                  $     668     $     672
     Allowance for doubtful accounts                                         131           167
     Impairment of notes receivable                                          908           855
     Deferred revenue                                                        816           806
     Depreciation expense and impairment of long-lived assets                988         1,152
     Expenses not deductible until paid                                      138           238
     Amortization of intangibles                                             308           407
     Net operating loss and other carryforwards                              751         1,540
     Other                                                                    65           101
                                                                       ---------     ---------
                  Total gross deferred tax assets                      $   4,773     $   5,938
                                                                       ---------     ---------
Deferred tax liabilities
     Amortization of intangibles                                               -            80
     Difference in tax bases of installment gains not yet recognized         196           335
     Unrealized gain on marketable securities and income on
         investment in limited partnership                                    46            46
     Other                                                                     2             -
                                                                       ---------     ---------
                  Total gross deferred tax liabilities                       244           461
                                                                       ---------     ---------
                  Net deferred tax asset                                   4,529         5,477
Less valuation allowance                                                    (751)         (751)
                                                                       ---------     ---------
                                                                       $   3,778     $   4,726
                                                                       =========     =========

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE J (CONTINUED)

  The Company utilized net operating loss carryforwards ("NOLs") of approximately $1,965 during fiscal 2004. The determination that the net deferred tax asset of $3,778 and $4,726, at March 28, 2004 and March 30, 2003, respectively, is realizable is based on anticipated future taxable income.

  At March 28, 2004, the Company had a NOL of approximately $1,289 remaining (after certain IRS agreed-upon adjustments and other reductions due to expiring losses) which is available to offset future taxable income through 2005 and general business credit carryforwards remaining of approximately $120 which may be used to offset liabilities through 2008. These losses and credits are subject to limitations imposed under the Internal Revenue Code pursuant to Sections 382 and 383 regarding changes in ownership. As a result of these limitations, the Company has recorded a valuation allowance for the Miami Subs loss carryforwards and credits related to the acquisition of Miami Subs. The valuation allowance also includes various state NOL's related to the post-acquisition losses of Miami Subs not utilized on a consolidated basis and carried forward on a state basis.

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE K (CONTINUED)

      On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the "Directors' Plan"), which provides for the issuance of nonqualified stock options to nonemployee directors, as defined, of the Company. Under the Directors' Plan, 200,000 shares of common stock have been authorized and issued. Options awarded to each nonemployee director are fully vested, subject to forfeiture under certain conditions and shall be exercisable upon vesting.

      In April 1998, the Company adopted the Nathan's Famous, Inc. 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 500,000 shares of common stock have been reserved for issuance under the 1998 Plan.

      In June 2001, the Company adopted the Nathan's Famous, Inc. 2001 Stock Option Plan (the "2001 Plan"), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 350,000 shares of common stock have been reserved for issuance under the 2001 Plan.

      In June 2002, the Company adopted the Nathan's Famous, Inc. 2002 Stock Incentive Plan (the "2002 Plan"), which provides for the issuance of nonqualified stock options or restricted stock awards to directors, officers and key employees. Up to 300,000 shares of common stock have been reserved for issuance under the 2002 Plan.

      The 1992 Plan expired with respect to the granting of new options on December 2, 2002. The 1998 Plan, the 2001 Plan, the 2002 Plan and the Directors' Plan expire on April 5, 2008, June 13, 2011, June 17, 2012 and December 31, 2004, respectively, unless terminated earlier by the Board of Directors under conditions specified in the Plan.

      The Company issued 478,584 stock options to employees of Miami Subs Corporation to replace 957,168 of previously issued Miami Subs options pursuant to the merger agreement and issued 47,006 new options. All options were fully vested upon consummation of the merger. Exercise prices range from a low of $3.1875 to a high of $18.6120 per share and expire at various times through September 30, 2009.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE K (CONTINUED)

  2.  Warrants

      In November 1993, the Company granted to its Chairman and Chief Executive Officer a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $9.71 per share, representing 105% of the market price of the Company's common stock on the date of grant, which exercise price was reduced on January 26, 1996 to $4.50 per share. The shares vested at a rate of 25% per annum commencing November 1994 and the warrant expired, unexercised in November 2003.

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

      In connection with the merger with Miami Subs, the Company issued 579,040 warrants to purchase common stock to the former shareholders of Miami Subs. These warrants expire on September 30, 2004 and have an exercise price of $6.00 per share. The Company also issued 63,700 warrants to purchase common stock to the former warrant holders of Miami Subs, of which 18,750 remain outstanding as of March 28, 2004. The exercise price of these warrants is $16.55 per share and expire in March 2006.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE K (CONTINUED)

      A summary of the status of the Company's stock option plans and warrants, excluding the 579,040 warrants issued to former shareholders of Miami Subs, at March 28, 2004, March 30, 2003 and March 31, 2002 and changes during the fiscal years then ended is presented in the tables below:

                                                2004                    2003                     2002
                                       ----------------------   ---------------------   ----------------------
                                                    WEIGHTED-               Weighted-                Weighted-
                                                     AVERAGE                 Average                  average
                                                    EXERCISE                Exercise                 exercise
                                         SHARES       PRICE       Shares      price      Shares        price
                                       ---------    ---------   ---------   -------     --------     ----------
Options outstanding - beginning
  of year                              1,754,249    $   4.01    1,821,146   $    4.29   1,514,209    $    3.86

  Granted                                 65,000        4.03       40,000        3.96     307,000         3.20
  Expired                                (40,563)      11.67     (106,897)       7.32         (63)        6.20
                                       ---------                ---------               ---------

Options outstanding - end of year      1,778,686        3.92    1,754,249        4.01   1,821,146         4.29
                                       =========                =========               =========

Options exercisable - end of year      1,572,268                1,502,124               1,367,479
                                       =========                =========               =========
Weighted-average fair value of
    options granted                                 $   1.60                $    2.19                $    1.30
                                                    ========                =========                =========
Warrants outstanding - beginning
  of year                                318,750    $   4.62      318,750   $    4.62     368,750    $    4.53
Expired                                 (150,000)       4.50            -                 (50,000)        3.94
                                        --------                  -------                 -------

Warrants outstanding - end of year       168,750        4.73      318,750        4.62     318,750         4.62
                                         -------                  -------                 -------

Warrants exercisable - end of year       168,750                  318,750                 318,750
                                         =======                  =======                 =======
Weighted-average fair value of
  warrants granted                                  $      -                $       -                $       -
                                                    ========                =========                =========

      At March 28, 2004, 348,500 common shares were reserved for future stock option grants.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE K (CONTINUED)

      The following table summarizes information about stock options and warrants (excluding the 579,040 warrants issued to the Miami Subs shareholders as part of the merger consideration) at March 28, 2004:

                                                                            Options and
                            Options and warrants outstanding            warrants exercisable
                       -------------------------------------------     -----------------------
                                         Weighted-       Weighted-                   Weighted-
                          Number          average         average        Number       average
     Range of          outstanding       remaining       exercise      exercisable   exercise
  exercise prices      at 3/28/04     contractual life     price       at 3/28/04      price
-----------------      -----------    ----------------   ---------     -----------   ---------
$ 3.19 to $  4.00        1,534,558          4.9          $    3.34       1,353,140   $    3.37
  4.01 to    6.60          382,128          1.7               5.40         357,128        5.47
  6.61 to   18.61           30,750          1.3              17.30          30,750       17.30
                        ----------          ---          ---------       ---------   ---------

$ 3.19 to $ 18.61        1,947,436          4.2          $    3.99       1,741,018   $    4.04
                        ==========          ===          =========       =========   =========

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

               March 28, 2004, March 30, 2003 and March 31, 2002

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

      Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company has reserved 9,940,178 shares of Common Stock for issuance upon exercise of the Rights.

  4.  Stock Repurchase Plan

      On September 14, 2001, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. As part of the stock repurchase plan, on April 10, 2002, the Company repurchased 751,000 shares of the Company's common stock for aggregate consideration of $2,741 in a private transaction with a stockholder. The Company completed its initial Stock Repurchase Plan at a cost of approximately $3,670 during the fiscal year ended March 30, 2003. On October 7, 2002, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 additional shares of the Company's common stock. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. The Company expects to fund these stock repurchases from its operating cash flow. Through March 28, 2004, 851,301 additional shares have been repurchased at a cost of approximately $3,251.

  5.  Employment Agreements

      The Company and its Chairman and Chief Executive Officer entered into a new employment agreement effective as of January 1, 2000. The new employment agreement expires December 31, 2004. Pursuant to the agreement, the officer receives a base salary of one dollar and an annual bonus equal to 5% of the Company's consolidated pretax earnings for each fiscal year, with a minimum bonus of $250. The new employment agreement further provides for a three-year consulting period after termination of employment during which the officer will receive consulting payments in an annual amount equal to two thirds of the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination of his employment. The employment

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE K (CONTINUED)

      agreement also provides for the continuation of certain benefits following death or disability. In connection with the agreement, the Company issued to the officer 25,000 shares of common stock with a fair market value at the date of grant of approximately $78.

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

      The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement has been extended annually through December 31, 2004, based on the original terms, and no nonrenewal notice has been given as of May 25, 2004. The agreement provides for annual compensation of $275 plus certain other benefits. In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

      The Company and the President of Miami Subs, pursuant to the merger agreement, entered into an employment agreement on September 30, 1999 for a period commencing on September 30, 1999 and ending on September 30, 2002. The agreement provides for annual compensation of $200 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. No nonrenewal notice has been given as of May 25, 2004. The agreement includes a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined. In the event a nonrenewal notice is delivered, the Company must pay the officer an amount equal to the employee's base salary as then in effect.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 28, 2004, March 30, 2003 and March 31, 2002

NOTE K (CONTINUED)

      The Company and one executive of Miami Subs entered into a change of control agreement effective November 1, 2001 for annual compensation of $130 per year. The agreement additionally includes a provision under which the executive has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined.

      The Company and another executive of Miami Subs entered into an employment agreement effective August 1, 2001 for a period commencing on the date of the agreement and ended on September 30, 2003 and for compensation at $90 per year. The agreement also provided for certain other benefits. The agreement additionally included a provision under which the executive had the right to terminate the agreement and receive payment equal to the employee's annual compensation upon a change in control, as defined. Upon termination of the employment agreement, this employee remained an employee of the Company.

      Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company upon 30-days' prior written notice by the Company in the event of disability or "cause," as defined in each agreement.

  6.  401(k) Plan

      The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21 who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 15% of their total annual salary. Company contributions are discretionary. Beginning with the plan year ending February 28, 1994, the Company elected to match contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee's total annual salary. Employer contributions for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002 were $21, $25 and $36, respectively.

  7.  Other Benefits

      The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE L - COMMITMENTS AND CONTINGENCIES

  1.  Commitments

      The Company's operations are principally conducted in leased premises. The leases generally have initial terms ranging from 5 to 20 years and usually provide for renewal options ranging from 5 to 20 years. Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance). Certain of the leases require additional (contingent) rental payments if sales volumes at the related restaurants exceed specified limits. As of March 28, 2004, the Company has noncancelable operating lease commitments, net of certain sublease rental income, as follows:

                     Lease       Sublease    Net lease
                  commitments     income    commitments
                  -----------    --------   -----------
2005              $     3,871    $  2,075   $     1,796
2006                    3,682       1,990         1,692
2007                    3,485       1,895         1,590
2008                    2,855       1,593         1,262
2009                    1,904       1,089           815
Thereafter              3,643       2,512         1,131
                  -----------    --------   -----------

                  $    19,440    $ 11,154   $     8,286
                  ===========    ========   ===========

      Aggregate rental expense, net of sublease income, under all current leases amounted to $1,584, $2,340 and $2,734 for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002, respectively.

      The Company also owns or leases sites, which it in turn subleases to franchisees which expire on various dates through 2016 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

      The Company also subleases locations to third parties. Such sub-leases provide for minimum annual rental payments by the Company aggregating approximately $2,081 and expire on various dates through 2010 exclusive of renewal options.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE L (CONTINUED)

      Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense was approximately $67, $88 and $129 for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002, respectively.

  2.  Guarantees

      The Company guarantees certain equipment financing for franchisees with a third-party lender. The Company's maximum obligation, should the franchisees default on the required monthly payment to the third-party lender, for loans funded by the lender, as of March 28, 2004, was approximately $305. The equipment financing expires at various dates through fiscal 2008.

      The Company also guarantees a franchisee's note payable with a bank. The note payable matures in fiscal 2007. The Company's maximum obligation, should the franchisee default on the required monthly payments to the bank, for loans funded by the lender, as of March 28, 2004, was approximately $261.

      The guarantees referred to above were entered into by the Company prior to December 31, 2002 and have not been modified since that date, which was the effective date for FIN 45 "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others."

  3.  Contingencies

      An employee of a Miami Subs franchised restaurant, commenced an action for unspecified damages in the United States District Court, Southern District of Florida in January 2004 against Miami Subs Corporation, Miami Subs USA, Inc. , Nadia M. Investments, Inc. and DYV SYS International, Inc., both Miami Subs franchisees ("the franchisees"), claiming that he was not paid overtime when he worked in excess of 40 hours per week, in violation of the Fair Labor Standards Act. The action also seeks damages for any other employees of the defendants who would be similarly entitled to overtime. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisees are obligated to operate their Miami Subs franchises in compliance with the law, including all labor laws. Miami Subs intends to assert that it is not an appropriate party to this litigation, to deny any liability to Plaintiff and defend against this action vigorously.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE L (CONTINUED)

      An action has been commenced, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee ("the franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee for unspecified damages. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold it harmless against claims asserted and procure an insurance policy which names Miami Subs as an additional insured. Miami Subs has denied any liability to plaintiffs and has made demand upon the franchisee's insurer to indemnify and defend against the claims asserted. The insurer has agreed to indemnify and defend Miami Subs and has assumed the defense of this action for Miami Subs.

      Miami Subs has received a claim from a landlord for a franchised location that Miami Subs owes the landlord $150 in connection with the construction of the leased premises. Miami Subs has been the primary tenant at the location since 1993, when the lease was assigned to Miami Subs by the initial tenant under the lease, the party to whom the construction loan was made. To date, the landlord has not commenced legal action. Miami Subs intends to continue to dispute its liability for the construction loan and to vigorously defend any legal action.

      Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan's Famous, Inc. seeking damages of $1,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez's employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. Nathan's Famous, Inc. intends to deny any liability and defend this action vigorously. Nathan's Famous, Inc. has submitted this claim to its insurance carrier with the expectation that it will be covered by its employment practices liability insurance policy.

      The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE M - RELATED PARTY TRANSACTIONS

      As of March 28, 2004, Miami Subs leased two restaurant properties from Kavala, Inc., a private company owned by the estate of Gus Boulis, a former shareholder of Miami Subs. Future minimum rental commitments due to Kavala at March 28, 2004 under these existing leases was approximately $1,074. Rent expense under these two leases amounted to $206, $198 and $182 for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002, respectively.

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

      A firm on which Mr. Howard M. Lorber serves as chairman of the board of directors, and the firm's affiliates received ordinary and customary insurance commissions aggregating approximately $26, $41 and $41 for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002, respectively.

NOTE N - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

      During the fourth quarter of fiscal 2004, the Company's management continued to monitor and evaluate the collectibility and potential impairment of its assets, in particular, notes receivable, certain fixed assets and certain intangible assets. In connection therewith, impairment charges on certain notes receivable of $108 and impairment charges on fixed assets of $25 were recorded in the fourth quarter. It is management's opinion that these adjustments are properly recorded in the fourth quarter based upon the facts and circumstances that became available in that period.

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE N - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (CONTINUED)

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

               March 28, 2004, March 30, 2003 and March 31, 2002

NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                    First      Second       Third      Fourth
                                                   Quarter     Quarter     Quarter     Quarter
                                                  ---------   ---------   ---------   ---------
FISCAL YEAR 2004
TOTAL REVENUES (a)                                $   8,991   $   8,703   $   6,511   $   6,474
GROSS PROFIT (b)                                      2,000       1,955       1,026       1,009
NET INCOME                                        $     744   $     856   $     237   $      57
                                                  =========   =========   =========   =========
PER SHARE INFORMATION
NET INCOME PER SHARE
   BASIC (c)                                      $     .14   $     .16   $     .04   $     .01
                                                  =========   =========   =========   =========
   DILUTED (c)                                    $     .14   $     .15   $     .04   $     .01
                                                  =========   =========   =========   =========
SHARES USED IN COMPUTATION OF NET INCOME
     PER SHARE
     BASIC (c)                                    5,370,000   5,313,000   5,286,000   5,255,000
                                                  =========   =========   =========   =========
     DILUTED (c)                                  5,478,000   5,593,000   5,742,000   5,901,000
                                                  =========   =========   =========   =========
Fiscal Year 2003
Total revenues (a)                                $   9,639   $   9,516   $   7,493   $   7,124
Gross profit (b)                                      2,397       2,665       1,674       1,434
Net income (loss)                                 $ (11,992)  $     110       $(106)  $  (1,980)
                                                  =========   =========       =====   =========
Per share information
Net income (loss) per share
   Basic (c)                                      $   (1.89)  $     .02   $    (.02)  $    (.36)
                                                  =========   =========   =========   =========
   Diluted (c)                                    $   (1.89)  $     .02   $    (.02)  $    (.36)
                                                  =========   =========   =========   =========
Shares used in computation of net (loss) income
   per share
     Basic (c)                                    6,354,000   6,105,000   5,878,000   5,568,000
                                                  =========   =========   =========   =========
     Diluted (c)                                  6,354,000   6,229,000   5,878,000   5,568,000
                                                  =========   =========   =========   =========

  (a) Total revenues were adjusted from amounts previously reported to reflect a reclassification of rebates from cost of sales to sales. This reclassification had no impact on gross profit or net income.

  (b) Gross profit represents the difference between sales and cost of sales.

  (c) The sum of the quarters does not equal the full year per share amounts included in the accompanying consolidated statements of operations due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

                     Nathan's Famous, Inc. and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            Fifty-two weeks ended March 28, 2004, March 30, 2003 and
                     fifty-three weeks ended March 31, 2002

                                 (in thousands)

               COL. A                       COL. B               COL. C                  COL. D          COL. E
--------------------------------------    ----------   ---------------------------     ----------     -------------
                                                           (1)           (2)
                                                        Additions
                                          Balance at   charged to     Additions
                                          beginning     costs and     charged to                        Balance at
             Description                  of period     expenses    other accounts     Deductions     end of period
--------------------------------------    ----------   ----------   --------------     ----------     -------------
FIFTY-TWO WEEKS ENDED MARCH 28, 2004
ALLOWANCE FOR DOUBTFUL ACCOUNTS -
   ACCOUNTS RECEIVABLE                    $      418   $        -   $            -     $       90(a)  $         328
                                          ==========   ==========   ==============     ==========     =============
   LEASE RESERVE AND TERMINATION COSTS    $      529   $       80   $            -     $       77(c)  $         532
                                          ==========   ==========   ==============     ==========     =============
Fifty-two weeks ended March 30, 2003
Allowance for doubtful accounts -
   accounts receivable                    $      644   $       82   $           27(b)  $      308(a)  $         418
                                          ==========   ==========   ==============     ==========     =============
   Lease reserve and termination costs    $      336   $      209   $            -     $       16(c)  $         529
                                          ==========   ==========   ==============     ==========     =============
Fifty-three weeks ended March 31, 2002
Allowance for doubtful accounts -
   accounts receivable                    $      880   $      267   $           27(b)  $      530(a)  $         644
                                          ==========   ==========   ==============     ==========     =============
   Lease reserve and termination costs    $      678   $       30   $            -     $      372(c)  $         336
                                          ==========   ==========   ==============     ==========     =============

(a) Uncollectible amounts written off/ Recoveries of bad debts

(b) Provision charged to advertising fund

(c) Payment of lease termination and other costs