Form 10-Q
period 2004-06-27
NATHANS FAMOUS INC
filed 2004-08-09
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended JUNE 27, 2004.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from------------ to-------------- .

                          Commission File Number 0-3189

                              NATHAN'S FAMOUS, INC.
                              ----------------------
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

At August 2, 2004, an aggregate of 5,213,904 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                    3

         Consolidated Balance Sheets - June 27, 2004 and
         March 28, 2004                                                   3

         Consolidated Statements of Operations - Thirteen Weeks
         Ended June 27, 2004 and June 29, 2003                            4

         Consolidated Statement of Stockholders' Equity -
         Thirteen Weeks Ended June 27, 2004                               5

         Consolidated Statements of Cash Flows -Thirteen Weeks
         Ended June 27, 2004 and June 29, 2003                            6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11

Item 3.  Qualitative and Quantitative Disclosures about Market Risk      16

Item 4.  Controls and Procedures                                         17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               18

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
         Equity Securities                                               18

Item 6.  Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                               19

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                  June 27,    March 28,
                                                                                   2004         2004
                                                                                   ----         ----
                                                                                (Unaudited)
Current assets:
           Cash and cash equivalents including  restricted cash
              of $83                                                              $  3,641    $  3,449
           Marketable securities                                                     6,654       7,477
           Notes  and accounts receivable, net                                       3,458       2,352
           Inventories                                                                 644         743
           Assets held for sale                                                        506         507
           Prepaid expenses and other current assets                                   529         463
           Deferred income taxes                                                     1,328       1,326
                                                                                  --------    --------
                             Total current assets                                   16,760      16,317

Notes receivable, net                                                                  259         313
Property and equipment, net                                                          5,138       5,094
Goodwill                                                                                95          95
Intangible assets, net                                                               2,997       3,063
Deferred income taxes                                                                2,507       2,452
Other assets, net                                                                      251         250
                                                                                  --------    --------
                                                                                  $ 28,007    $ 27,584
                                                                                  ========    ========

Current liabilities:
           Current maturities of notes payable and capital lease obligations      $    173    $    173
           Accounts payable                                                          1,752       1,950
           Accrued expenses and other current liabilities                            4,638       4,836
           Deferred franchise fees                                                     302         173
                                                                                  --------    --------
                             Total current liabilities                               6,865       7,132

           Notes payable and capital lease obligations, less current maturities        823         866
           Other liabilities                                                         2,104       2,234
                                                                                  --------    --------
                             Total liabilities                                       9,792      10,232
                                                                                  --------    --------

Stockholders' equity:
           Common stock, $.01 par value - 30,000,000 shares authorized;
             7,065,205 and 7,065,202 shares issued;
             5,213,904 and 5,213,901 shares outstanding at June 27, 2004 and
               March 28, 2004, respectively                                             71          71
           Additional paid-in capital                                               40,746      40,746
           Accumulated deficit                                                     (15,661)    (16,611)
           Accumulated other comprehensive (loss) income                               (20)         67
                                                                                  --------    --------
                                                                                    25,136      24,273

           Treasury stock at cost, 1,851,301 shares                                 (6,921)     (6,921)
                                                                                  --------    --------
                             Total stockholders' equity                             18,215      17,352
                                                                                  --------    --------
                                                                                  $ 28,007    $ 27,584
                                                                                  ========    ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Thirteen weeks ended June 27, 2004 and June 29, 2003
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                   2004     2003
                                                                  ------   ------
Sales                                                             $6,654   $6,308
Franchise fees and royalties                                       1,665    1,561
License royalties                                                    939      870
Investment and other income                                          178      188
Interest income                                                       48       64
                                                                  ------   ------
                             Total revenues                        9,484    8,991
                                                                  ------   ------
Costs and expenses:
           Cost of sales                                           4,762    4,308
           Restaurant operating expenses                             838    1,182
           Depreciation and amortization                             218      257
           Amortization of intangible assets                          65       65
           General and administrative expenses                     2,024    1,919
           Interest expense                                           12       14
                                                                  ------   ------
                             Total costs and expenses              7,919    7,745
                                                                  ------   ------

Income before income taxes                                         1,565    1,246

Provision for income taxes                                           615      502
                                                                  ------   ------

           Net  income                                            $  950   $  744
                                                                  ======   ======
PER SHARE INFORMATION
Net income per share
   Basic                                                          $ 0.18   $ 0.14
                                                                  ======   ======
   Diluted                                                        $ 0.16   $ 0.14
                                                                  ======   ======
Weighted average shares used in computing per share information
   Basic                                                           5,214    5,370
                                                                  ======   ======
   Diluted                                                         5,913    5,478
                                                                  ======   ======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Thirteen weeks ended June 27, 2004
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                Accumulated
                                                                                   Other
                                                       Additional               Comprehen-              Treasury      Total
                                     Common    Common   Paid-in    Accumulated     sive      Treasury    Stock,   Stockholders'
                                     Shares    Stock    Capital      Deficit      Income      Shares    at cost       Equity
                                     ------    -----    -------      -------      ------      ------    -------       ------
Balance at
March 28, 2004                      7,065,202  $   71  $   40,746  $   (16,611) $        67  1,851,301  $ (6,921) $      17,352

Warrants exercised                          3

Unrealized losses on available for
sale securities, net of tax
benefit of $55                                                                          (87)                                (87)

Net income                                                                 950                                              950
                                    ---------  ------  ----------  -----------  -----------  ---------  --------  -------------
Balance at
June 27, 2004                       7,065,205  $   71  $   40,746  $   (15,661) $       (20) 1,851,301  $ (6,921) $      18,215
                                    =========  ======  ==========  ===========  ===========  =========  ========  =============

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Thirteen weeks ended June 27, 2004 and June 29, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                                      2004       2003
                                                                                     -------    -------
Cash flows from operating activities:
           Net income                                                                $   950    $   744
           Adjustments to reconcile net income to
             net cash (used in) provided by operating activities:
                    Depreciation and amortization                                        218        257
                    Amortization of intangible assets                                     65         65
                    Amortization of bond premium                                          32         14
                    Provision for doubtful accounts                                        6         13
                    Loss on sale of available for sale securities                          -          5
                    Gain on disposal of fixed assets                                     (24)       (94)
                    Deferred income taxes                                                 (2)         6

           Changes in operating assets and liabilities:
                    Notes  and accounts receivable, net                               (1,135)      (392)
                    Inventories                                                           99          7
                    Prepaid expenses and other current assets                            (66)        85
                    Accounts payable and accrued expenses                               (396)      (110)
                    Deferred franchise fees                                              129          4
                    Other assets, net                                                     (1)         8
                    Other non current liabilities                                       (110)       304
                                                                                     -------    -------
                      Net cash (used in) provided by operating activities               (235)       916
                                                                                     -------    -------

Cash flows from investing activities:
           Proceeds from sale of available for sale securities                           650        500
           Purchase of available for sale securities                                      --     (1,099)
           Purchase of property and equipment                                           (262)      (116)
           Proceeds from sale of restaurants, net                                          5        423
           Payments received on notes receivable                                          77         73
                                                                                     -------    -------
                      Net cash provided by (used in) investing activities                470       (219)
                                                                                     -------    -------

Cash flows from financing activities:
           Repurchase of common stock                                                     --       (211)
           Principal repayment of borrowings  and obligations under capital leases       (43)       (43)
                                                                                     -------    -------
           Net cash used in financing activities                                         (43)      (254)
                                                                                     -------    -------
Net increase in cash and cash equivalents                                                192        443
Cash and cash equivalents, beginning of period                                         3,449      1,415
                                                                                     -------    -------
Cash and cash equivalents, end of period                                             $ 3,641    $ 1,858
                                                                                     =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash paid during the period for income taxes                              $    30    $    22
                                                                                     =======    =======
           Cash paid during the period for interest                                  $    12    $    15
                                                                                     =======    =======

NONCASH FINANCING ACTIVITIES:
           Loan to franchisee in connection with sale of restaurant                  $    --    $   300
                                                                                     =======    =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 27, 2004
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's" or the "Company") for the thirteen week periods ended June 27, 2004 and June 29, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

      Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan's Annual Report on Form 10-K for the fiscal year ended March 28, 2004.

NOTE B - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

      The revisions of FIN No. 46(R) (a) clarified some requirements of the original FIN No. 46, which had been issued in January 2003, (b) simplified some of the implementation problems, and (c) added new scope exceptions. FIN No. 46(R) delayed the effective date of the FIN No. 46 for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of FIN No. 46(R) to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN No. 46(R) by the end of the first reporting period ending after December 15, 2003.

      FIN No. 46(R) added several new scope exceptions, including one which states that companies are not required to apply the provisions to an entity that meets the criteria to be considered a "business" as defined in FIN No. 46(R) unless one or more of four named conditions exist.

      The Company has no equity ownership interests in its franchisees, and has not consolidated any of these entities in the Company's financial statements. The Company does not provide more than half of the equity, subordinated debt or other subordinated financial support to any franchise entity. The Company has further concluded that the franchise entities were not designed such that substantially all of their activities either involve or are conducted on behalf of Nathan's. As such, the Company has not consolidated any franchised entity in the financial statements. If, at some future date, Nathan's does provide more than half of the subordinated financial support to a franchise entity, consolidation would not be automatic. The franchise entity would then be subject to further testing under the guidelines of FIN No.46(R). The Company will continue to monitor developments regarding the Interpretation as they occur. The Company adopted the provisions of FIN No. 46(R) in its fourth fiscal quarter of 2004.The adoption of FIN No. 46(R) did not have a material impact on the Company's financial position and results of operations.

NOTE C - NET INCOME PER SHARE

      Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding and excludes any dilutive effect of stock options or warrants. Diluted net income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted net income per common share result from the assumed exercise of stock options and warrants, using the treasury stock method.

      The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen week periods ended June 27, 2004 and June 29, 2003, respectively.

THIRTEEN WEEKS

                                         Net Income     Number of Shares      Net Income
                                       (In thousands)    (In thousands)        Per Share
                                       --------------   ----------------   -----------------
                                       2004     2003    2004       2003      2004     2003
                                       ----     ----    ----       ----      ----     ----
Basic EPS
   Basic calculation                   $ 950    $ 744   5,214      5,370   $  0.18  $   0.14
   Effect of dilutive employee stock
      options and warrants                 -        -     699        108     (0.02)        -
                                       -----    -----   -----      -----   -------  --------
Diluted EPS
   Diluted calculation                 $ 950    $ 744   5,913      5,478   $  0.16  $   0.14
                                       =====    =====   =====      =====   =======  ========

Options and warrants to purchase 761,909 and 835,566 shares of common stock in the thirteen week periods ended June 27, 2004 and June 29, 2003, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods. These options and warrants were still outstanding at the end of the respective periods.

NOTE D - STOCK BASED COMPENSATION

      At June 27, 2004, the Company had five stock-based employee compensation plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS ")No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

      The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                            Thirteen  Weeks Ended
                                                (In thousands)
                                              June 27,    June 29,
                                               2004         2003
                                            -----------   --------
Net income, as reported                     $       950   $   744

Deduct: Total stock-based employee
   compensation expense determined under
   fair value-based method for all awards           (51)      (41)
                                            -----------   -------
Pro forma net income                        $       899   $   703
                                            ===========   =======

Earnings  per Share
     Basic - as reported                    $      0.18   $  0.14
                                            ===========   =======
     Diluted - as reported                  $      0.16   $  0.14
                                            ===========   =======
     Basic - pro forma                      $      0.17   $  0.13
                                            ===========   =======
     Diluted - pro forma                    $      0.15   $  0.13
                                            ===========   =======

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

      During the thirteen weeks ended June 27, 2004 and June 29, 2003, the Company granted 95,000 and 40,000 options having exercise prices of $5.62 and $3.81 per share, respectively. All of the options granted are vested as follows:
33 1/3% on the first anniversary of the date of grant, 66 2/3% on the second anniversary of the date of grant and 100% on the third anniversary of the date of grant. All options have an expiration date of ten years from the date of grant.

      The weighted average option fair values and the assumptions used to estimate these values are as follows:

                        Thirteen Weeks Ended
                            (In thousands)
                        ---------------------
                        June 27,    June 29,
                          2004        2003
                        ---------   ---------
Option fair values       $ 2.87      $ 1.48
Expected life (years)       7.0         7.0
Interest rate              4.50%       3.83%
Volatility                 29.9%       30.8%
Dividend yield              0.0%        0.0%

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

      During the thirteen weeks ended June 29, 2003, the Company sold two Company-owned restaurants for total consideration of $713,000 and entered into a management agreement with a franchisee to operate a third Company-owned restaurant. As the Company expects to have a continuing stream of cash flows from these restaurants, the results of operations for these Company-operated restaurants are included in "Income before income taxes" in the accompanying consolidated statements of operations for the thirteen week period ended June 29, 2003 through the date of sale. There have been no sales of Company-owned restaurants during the thirteen weeks ended June 27, 2004.

      The results of operations for these Company-owned restaurants for the thirteen week period ended June 29, 2003 are as follows (in thousands):

                                                           June 29,
                                                             2003
                                                           ---------
Sales                                                      $     287
                                                           =========

Loss from continuing  operations before income taxes       $     (31)
                                                           =========

NOTE F - - STOCK REPURCHASE PROGRAM

               On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through June 27, 2004, Nathan's purchased 851,301 shares of common stock at a cost of approximately $3,251,000. To date, Nathan's has purchased a total of 1,851,301 shares of common stock at a cost of approximately $6,921,000. There were no repurchases of the Company's common stock during the thirteen weeks ended June 27, 2004. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

NOTE G - COMPREHENSIVE (LOSS) INCOME

               The components of comprehensive income are as follows:

                                                               Thirteen  Weeks Ended
                                                                  (In thousands)
                                                               June 27,    June 29,
                                                                 2004        2003
                                                               --------    --------
Net income                                                     $    950    $    744

Unrealized (loss) gain on available-for-sale securities, net
 of tax (benefit) provision of  $(55) and $9, respectively          (87)         12

Reclassification adjustments for net losses realized in net
 income, net of tax benefit of  $0 and $2, respectively               -           3
                                                               --------    --------
Comprehensive income                                           $    863    $    759
                                                               ========    ========

Accumulated other comprehensive income at June 27, 2004 and June 29, 2003 consists entirely of unrealized (losses) and gains on available-for-sale securities, net of deferred taxes.

NOTE I - COMMITMENTS AND CONTINGENCIES

1. CONTINGENCIES

      An employee of a Miami Subs franchised restaurant commenced an action for unspecified damages in the United States District Court, Southern District of Florida in January 2004 against Miami Subs Corporation, Miami Subs USA, Inc., and two Miami Subs franchisees, Nadia M. Investments, Inc. and DYV SYS International, Inc.(the "franchisees"), claiming that he was not paid overtime when he worked in excess of 40 hours per week, in violation of the Fair Labor Standards Act. The action also seeks damages for any other employees of the defendants who would be similarly entitled to overtime. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisees are obligated to operate their Miami Subs franchises in compliance with the law, including all labor laws. Miami Subs intends to assert that it is not an appropriate party to this litigation, to deny any liability to Plaintiff and defend against this action vigorously. On July 27, 2004, this action was settled without payment to the plaintiffs by Miami Subs Corporation.

      An action has been commenced, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee (the "franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee for unspecified damages. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold it harmless against claims asserted and procure an insurance policy which names Miami Subs as an additional insured. Miami Subs has denied any liability to plaintiffs and has made demand upon the franchisee's insurer to indemnify and defend against the claims asserted. The insurer has agreed to indemnify and defend Miami Subs and has assumed the defense of this action for Miami Subs.

      Miami Subs has received a claim from a landlord for a franchised location that Miami Subs owes the landlord $150,000 in connection with the construction of the leased premises. Miami Subs has been the primary tenant at the location since 1993, when the lease was assigned to Miami Subs by the initial tenant under the lease, the party to whom the construction loan was made. To date, the landlord has not commenced legal action. Miami Subs intends to continue to dispute its liability for the construction loan and to vigorously defend any legal action.

      Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan's Famous, Inc. seeking damages of $1,000,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez's employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. Nathan's intends to deny any liability and defend this action vigorously. Nathan's has submitted this claim to its insurance carrier and expects that it will not incur any material liability that is not covered by its employment practices liability insurance policy.

      The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

2. GUARANTEES

      The Company guarantees certain equipment financing for franchisees with a third-party lender. The Company's maximum obligation, should the franchisees default on the required monthly payment to the third-party lender, for loans funded by the lender, as of June 27, 2004 was approximately $252,000. The equipment financing expires at various dates through fiscal 2008.

      The Company also guarantees a franchisee's note payable with a bank. the note payable matures in April 2007. The Company's maximum obligation, should the franchisee default on the required monthly payments to the bank, for loans funded by the lender, as of June 27, 2004, was approximately $205,000.

NOTE J - RECLASSIFICATIONS

      Certain reclassifications of prior period balances have been made to conform to the June 27, 2004 presentation.

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

      In addition to plans for expansion through franchising and our Branded Product Program, Nathan's continues to co-brand within its restaurant system. Currently, the Arthur Treacher's brand is being sold within 115 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 66 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 90 Miami Subs and Nathan's restaurants.

      At June 27, 2004, our combined system consisted of 345 franchised or licensed units, 7 Company-owned units and over 4,100 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 45 states, the District of Columbia and 12 foreign countries. At June 27, 2004, our Company-owned restaurant system included seven Nathan's units, as compared to seven Nathan's units and two Miami Subs units at June 29, 2003.

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

Impairment of Goodwill and Other Intangible Assets

      Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions which are used in this test are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment expenses may be required. No goodwill or other intangible assets were determined to be impaired during the thirteen weeks ended June 27, 2004.

Impairment of Long-Lived Assets

      Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. No restaurants were determined to be impaired during the thirteen weeks ended June 27, 2004.

Impairment of Notes Receivable

      Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. No notes receivable were determined to be impaired during the thirteen weeks ended June 27, 2004.

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

In the normal course of business, we extend credit to franchisees for the payment of ongoing royalties and to trade customers of our Branded Product Program. Notes and accounts receivable, net, as shown on our consolidated balance sheets are net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectibility based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectibility of a receivable is doubtful, the associated revenue is not recorded until the facts and circumstances change in accordance with Staff Accounting Bulletin SAB No. 104, "Revenue Recognition."

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 27, 2004 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29,
2003

Revenues

      Total sales increased by $346,000 or 5.5% to $6,654,000 for the thirteen weeks ended June 27, 2004 ("first quarter fiscal 2005") as compared to $6,308,000 for the thirteen weeks ended June 29, 2003 ("first quarter fiscal 2004"). Sales from the Branded Product Program increased by 14.8% to $2,548,000 for the first quarter fiscal 2005 as compared to sales of $2,220,000 in the first quarter fiscal 2004. This increase was attributable to the impact of price increases implemented in the second half of fiscal 2004 and higher sales volume. Company-owned restaurant sales decreased by $671,000 or 16.4% to $3,417,000 from $4,088,000 primarily due to the operation of four fewer Company-owned stores as compared to the prior fiscal year which was partly offset by an 8.0% sales increase at our comparable restaurants (consisting of seven Nathan's). The reduction in Company-owned stores is the result of our franchising the four restaurants mentioned above. The financial impact associated with these four restaurants lowered restaurant sales by $925,000 and improved restaurant operating profits by $30,000 versus the first quarter fiscal 2004. During the first quarter fiscal 2005 we realized sales of $689,000 arising from our QVC marketing program which was introduced in September 2003. The majority of the sales generated by QVC were in connection with the "Today's Special Value" program held on May 20, 2004.

      Franchise fees and royalties increased by $104,000 or 6.7% to $1,665,000 in the first quarter fiscal 2005 compared to $1,561,000 in the first quarter fiscal 2004. Franchise royalties increased by $99,000 or 7.1% to $1,497,000 in the first quarter fiscal 2005 as compared to $1,398,000 in the first quarter fiscal 2004. This increase is due to higher domestic franchise sales and an improvement in royalties deemed unrealizable which are not recognized as revenues, primarily in the South Florida marketplace for the Miami Subs brand, during the first quarter fiscal 2005 as compared to the first quarter fiscal 2004. Domestic franchise restaurant sales increased by 4.1% to $41,500,000 in the first quarter fiscal 2005 as compared to $39,870,000 in the first quarter fiscal 2004. Comparable domestic franchise sales (consisting 174 restaurants) increased by $2,043,000 or 6.4% to $34,146,000 in the first quarter fiscal 2005 as compared to $32,103,000 in the first quarter fiscal 2004. At June 27, 2004, 345 domestic and international franchised or licensed restaurants were operating as compared to 349 domestic and international franchised or licensed restaurants at June 29, 2003. During the thirteen weeks ended June 27, 2004, royalty income from 30 domestic franchised locations have been deemed unrealizable as compared to 44 domestic franchised locations during the thirteen weeks ended June 29, 2003. Franchise fee income was $168,000 in the first quarter fiscal 2005 as compared to $163,000 in the first quarter fiscal 2004. During the first quarter fiscal 2005, 11 new franchised units opened as compared to opening 10 new franchised units and franchising two Company-owned restaurants during the first quarter fiscal 2004.

      License royalties were $939,000 in the first quarter fiscal 2005 as compared to $870,000 in the first quarter fiscal 2004. This increase is primarily attributable to higher royalties earned from the sale of Nathan's frankfurters within supermarkets and club stores and from our license agreements for Nathan's condiments which were partly offset by lower royalties earned from the sale of Nathan's non-food items.

      Investment and other income was $178,000 in the first quarter fiscal 2005 versus $188,000 in the first quarter fiscal 2004. During the first quarter fiscal 2005, income from subleasing activities and other income was approximately $57,000 higher than the first quarter fiscal 2004. Gains associated with the sale of fixed assets were approximately $70,000 lower during the first quarter fiscal 2005 than during the first quarter fiscal 2004, primarily due to a net gain of $94,000 in the first quarter fiscal 2004, in connection with the sale of a Company-owned restaurant to a franchisee.

      Interest income was $48,000 in the first quarter fiscal 2005 versus $64,000 in the first quarter fiscal 2004 due primarily to earning lower interest income from notes receivable which were determined to be impaired during the fiscal year ended March 28, 2004.

Costs and Expenses

      Cost of sales increased by $454,000 to $4,762,000 in the first quarter fiscal 2005 from $4,308,000 in the first quarter fiscal 2004 . During the first quarter fiscal 2005, restaurant cost of sales were lower than the first quarter fiscal 2004 by approximately $477,000. Cost of sales were lower by approximately $634,000 as a result of operating four fewer Company-owned restaurants during the first quarter fiscal 2005. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 58.9% in the first quarter fiscal 2005 as compared to 58.7% in the first quarter fiscal 2004. Higher costs of approximately $931,000 were incurred in connection with the growth of our Branded Product Program, our QVC marketing program and higher commodity costs during the first quarter fiscal 2005. Commodity costs of our hot dogs were approximately 8.4% higher during the first quarter fiscal 2005 than the first quarter fiscal 2004. The financial impact of these commodity cost increases was offset by the increases to our selling prices implemented in the second half of fiscal 2004.

      Restaurant operating expenses decreased by $344,000 to $838,000 in the first quarter fiscal 2005 from $1,182,000 in the fiscal 2004, $323,000 of which reduction is the result of operating four fewer restaurants.

      Depreciation and amortization decreased by $39,000 to $218,000 in the first quarter fiscal 2005 from $257,000 in the first quarter fiscal 2004. Depreciation expense was lower by approximately $22,000 as a result of operating four fewer Company-owned restaurants and $12,000 as a result of the impairment charges on long-lived assets recorded in the fourth quarter fiscal 2004.

      Amortization of intangible assets was $65,000 in both the first quarter fiscal 2005 and first quarter fiscal 2004.

      General and administrative expenses increased by $105,000 to $2,024,000 in the first quarter fiscal 2005 as compared to $1,919,000 in the first quarter fiscal 2004. The increase in general and administrative expenses was due primarily to higher personnel and incentive compensation expense of approximately $68,000 and higher corporate insurance expense of approximately $27,000.

      Interest expense was $12,000 during the first quarter fiscal 2005 as compared to $14,000 during the first quarter fiscal 2004. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

Provision for Income Taxes

      In the first quarter fiscal 2005, the income tax provision was $615,000 or 39.3% of income before income taxes as compared to $502,000 or 40.3% of income before income taxes in the first quarter fiscal 2004.

OFF-BALANCE SHEET ARRANGEMENTS

      We are not a party to any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents at June 27, 2004 aggregated $3,641,000, increasing by $192,000 during the first quarter fiscal 2005. At June 27, 2004, marketable securities decreased by $823,000 from March 28, 2004 to $6,654,000 and net working capital increased to $9,895,000 from $9,185,000 at March 28, 2004.

      Cash used in operations of $235,000 in the first quarter fiscal 2005 is primarily attributable to increased accounts receivable of $1,135,000 due primarily to seasonal sales and royalty increases and the reduction of accounts payable and accrued expenses of $396,000, including lease termination costs of $333,000 that were accrued for at March 28, 2004, in connection with three locations having future minimum rents of $2,514,000 which was partly offset by net income of $950,000 and other non-cash expenses of $295,000.

      Cash provided by investing activities of $470,000 is comprised primarily of proceeds from the sale of securities of $650,000, repayments on notes receivable of $77,000 and proceeds from the sale of other fixed assets of $5,000 which were partly offset by capital expenditures of $262,000.

      Cash used in financing activities was $43,000 representing repayments of notes payable and obligations under capital leases. During the first quarter fiscal 2005, we did not repurchase any shares of the Company's common stock.

      On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to our stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through June 27, 2004, Nathan's purchased 851,301 shares of common stock at a cost of approximately $3,251,000. Nathan's has not purchased any additional shares of common stock after June 27, 2004. To date, Nathan's has purchased a total of 1,851,301 shares of common stock at a cost of approximately $6,921,000. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

      We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and to fund those investments from our operating cash flow. We may further incur additional capital expenditures in connection with the replacement of a Company-owned restaurant whose lease will expire in September 2004.

      There are currently 29 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. Additionally, there is currently one vacant leased property which was previously sublet to a franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of June 27, 2004 was approximately $457,000.

      The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

                                                         Payments Due by Period
                                                         ----------------------
                                                 Less than
Cash Contractual Obligations            Total    1 Year      1 - 3 Years   4-5 Years   After 5 Years
----------------------------           -------   ---------   -----------   ---------   -------------
Long-Term Debt                         $   944   $     167   $       333   $     333   $         111
Capital Lease Obligations                   52           6            16          19              11
Employment Agreements                      532         479            53           -               -
Operating Leases                        18,283       3,763         6,937       4,394           3,189
                                       -------   ---------   -----------   ---------   -------------
  Gross Cash Contractual Obligations    19,811       4,415         7,339       4,746           3,311
Sublease Income                         10,688       2,093         3,866       2,484           2,245
                                       -------   ---------   -----------   ---------   -------------
   Net Cash Contractual Obligations    $ 9,123   $   2,322   $     3,473   $   2,262   $       1,066
                                       =======   =========   ===========   =========   =============

                                                 Amount of Commitment Expiration Per Period
                                  Total          ------------------------------------------
                                 Amounts   Less than
Other Contractual Commitments   Committed   1 Year   1 - 3 Years    4-5 Years      After 5 Years
-----------------------------   ---------  --------  -----------    ---------      -------------
Loan Guarantees                 $     457  $    170  $       287    $       -                  -
                                ---------  --------  -----------    ---------      -------------
Total Commercial Commitments    $     457  $    170  $       287    $       -                  -
                                =========  ========  ===========    =========      =============

      Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We maintain a $5,000,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

CASH AND CASH EQUIVALENTS

      We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 27, 2004, Nathans' cash and cash equivalents aggregated $3,641,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $9,100 per annum for each .25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

      We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 27, 2004, the market value of Nathans' marketable investment securities aggregated $6,654,000. Interest income on these marketable investment securities would increase or decrease by approximately $16,600 per annum for each .25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 27, 2004 that are sensitive to interest rate fluctuations (in thousands):

                                 Valuation of securities                Valuation of securities
                                  Given an interest rate                Given an interest rate
                               Decrease of X Basis points             Increase of X Basis points
                             -------------------------------  Fair    --------------------------
                             (150BPS)     (100BPS)   (50BPS)  Value   +50BPS  +100BPS    +150BPS
                             --------     --------   -------  ------  ------  -------    -------
Municipal notes and bonds    $  6,987     $  6,873   $ 6,762  $6,654  $6,549  $ 6,447    $ 6,347
                             ========     ========   =======  ======  ======  =======    =======

BORROWINGS

      The interest rate on our borrowings are generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At June 27, 2004, total outstanding debt, including capital leases, aggregated $996,000 of which $944,000 is at risk due to changes in interest rates. The current interest rate is 4.50% per annum and will adjust in January 2006 and January 2009 to prime plus .25%. Nathan's also maintains a $5,000,000 credit line which bears interest at the prime rate plus 1.00% (5.25% at June 30, 2004). The Company has never borrowed any funds under this credit line. Accordingly, the Company does not believe that fluctuations in interest rates would have a material impact on its financial results.

COMMODITY COSTS

      The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10% in the cost of our food and paper products for the thirteen weeks ended June 27, 2004 would have increased or decreased cost of sales by approximately $328,000.

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

Item 4. Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

      There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 27, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      We and our subsidiaries are from time to time involved in ordinary and routine litigation. We are also involved in the following litigation:

      An employee of a Miami Subs franchised restaurant commenced an action for unspecified damages in the United States District Court, Southern District of Florida in January 2004 against Miami Subs Corporation, Miami Subs USA, Inc., and two Miami Subs franchisees, Nadia M. Investments, Inc. and DYV SYS International, Inc.(the "franchisees"), claiming that he was not paid overtime when he worked in excess of 40 hours per week, in violation of the Fair Labor Standards Act. The action also seeks damages for any other employees of the defendants who would be similarly entitled to overtime. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisees are obligated to operate their Miami Subs franchises in compliance with the law, including all labor laws. Miami Subs intends to assert that it is not an appropriate party to this litigation, to deny any liability to Plaintiff and defend against this action vigorously. On July 27, 2004, this action was settled without payment to the plaintiffs by Miami Subs Corporation.

      An action has been commenced, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee (the "franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee for unspecified damages. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold it harmless against claims asserted and procure an insurance policy which names Miami Subs as an additional insured. Miami Subs has denied any liability to plaintiffs and has made demand upon the franchisee's insurer to indemnify and defend against the claims asserted. The insurer has agreed to indemnify and defend Miami Subs and has assumed the defense of this action for Miami Subs.

      Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan's Famous, Inc. seeking damages of $1,000,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez's employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. Nathan's intends to deny any liability and defend this action vigorously. Nathan's has submitted this claim to its insurance carrier and expects that it will not incur any material liability that is not covered by its employment practices liability insurance policy.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      (e) The Company has not repurchased any equity securities during the quarter ended June 27, 2004.

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

      (b) No reports on Form 8-K were filed during the quarter ended June 27, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    NATHAN'S FAMOUS, INC.

Date: August 9, 2004           By: /s/Wayne Norbitz
                                   -------------------------------------------
                                   Wayne Norbitz
                                   President and Chief Operating Officer
                                   (Principal Executive Officer)

Date: August 9, 2004           By: /s/Ronald G. DeVos
                                   --------------------------------------------
                                   Ronald G. DeVos
                                   Vice President - Finance
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)