Form 10-Q
period 2004-09-26
NATHANS FAMOUS INC
filed 2004-11-08
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended SEPTEMBER 26, 2004.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from __________ to __________.

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

                                 (516) 338-8500
                                 ---------------
              (Registrant's telephone number, including area code)

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

At November 02, 2004, an aggregate of 5,326,957 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                     Page
                                                                                     Number
                                                                                     ------
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)                              3

            Consolidated Balance Sheets - September 26, 2004 and
            March 28, 2004                                                             3

            Consolidated Statements of Operations - Thirteen Weeks
            Ended September 26, 2004 and September 28, 2003                            4

            Consolidated Statements of Operations - Twenty-six Weeks
            Ended September 26, 2004 and September 28, 2003                            5

            Consolidated Statement of Stockholders' Equity -
            Twenty-six Weeks Ended September 26, 2004                                  6

            Consolidated Statements of Cash Flows - Twenty-six Weeks
            Ended September 26, 2004 and September 28, 2003                            7

            Notes to Consolidated Financial Statements                                 8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                       14

Item 3.     Qualitative and Quantitative Disclosures about Market Risk                20

Item 4.     Controls and Procedures                                                   21

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                         23

Item 2.     Unregistered Sales of Equity Securities and  Use of Proceeds              24

Item 4.     Submission of Matter to a Vote of Security Holders                        24

Item 6.     Exhibits and Reports on Form 8-K                                          25

SIGNATURES                                                                            26

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                 Sept. 26,   March 28,
                                                                                   2004        2004
                                                                                   ----        ----
                                                                                (Unaudited)
Current assets:
       Cash and cash equivalents including  restricted cash
          of $83                                                                  $  3,882   $  3,449
       Marketable securities                                                         7,793      7,477
       Notes and accounts receivable, net                                            3,502      2,352
       Inventories                                                                     481        743
       Assets held for sale                                                            691        507
       Prepaid expenses and other current assets                                       317        463
       Deferred income taxes                                                         1,331      1,326
                                                                                  --------   --------
                  Total current assets                                              17,997     16,317

Notes receivable, net                                                                  228        313
Property and equipment, net                                                          4,908      5,094
Goodwill                                                                                95         95
Intangible assets, net                                                               2,932      3,063
Deferred income taxes                                                                2,448      2,452
Other assets, net                                                                      252        250
                                                                                  --------   --------
                                                                                  $ 28,860   $ 27,584
                                                                                  ========   ========
Current liabilities:
       Current maturities of notes payable and capital lease obligations          $    174   $    173
       Accounts payable                                                              1,519      1,950
       Accrued expenses and other current liabilities                                4,993      4,836
       Deferred franchise fees                                                         313        173
                                                                                  --------   --------
                  Total current liabilities                                          6,999      7,132

       Notes payable and capital lease obligations, less current maturities            779        866
       Other liabilities                                                             1,905      2,234
                                                                                  --------   --------
                  Total liabilities                                                  9,683     10,232
                                                                                  --------   --------
Stockholders' equity:
       Common stock, $.01 par value - 30,000,000 shares authorized; 7,076,266 and 7,065,202 shares issued; 5,185,166 and 5,213,901 shares outstanding
          at September 26, 2004 and March 28, 2004, respectively                        71         71
       Additional paid-in capital                                                   40,792     40,746
       Accumulated deficit                                                         (14,571)   (16,611)
       Accumulated other comprehensive  income                                          43         67
                                                                                  --------   --------
                                                                                    26,335     24,273
       Treasury stock at cost, 1,891,100 and 1,851,301 shares at
          September 26, 2004 and March 28, 2004, respectively                       (7,158)    (6,921)
                                                                                  --------   --------
                  Total stockholders' equity                                        19,177     17,352
                                                                                  --------   --------
                                                                                  $ 28,860   $ 27,584
                                                                                  ========   ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         Thirteen weeks ended September 26, 2004 and September 28, 2003
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  2004      2003
                                                                  ------    ----
Sales                                                            $ 7,148   $ 6,029
Franchise fees and royalties                                       1,670     1,502
License royalties                                                    884       786
Investment and other income                                          151       105
Interest income                                                       50        62
                                                                 -------   -------
                  Total revenues                                   9,903     8,484
                                                                 -------   -------
Costs and expenses:
       Cost of sales                                               4,905     4,151
       Restaurant operating expenses                                 839       835
       Depreciation and amortization                                 225       241
       Amortization of intangible assets                              66        66
       General and administrative expenses                         2,042     1,697
       Interest expense                                               12        25
       Impairment charge on notes receivable                           -        56
                                                                 -------   -------
                  Total costs and expenses                         8,089     7,071
                                                                 -------   -------
Income from continuing operations before income taxes              1,814     1,413
Provision for income taxes                                           715       551
                                                                 -------   -------
       Income from continuing operations                           1,099       862
                                                                 -------   -------
Discontinued operations
   Loss from discontinued operations before income taxes             (15)      (10)
   Benefit from income taxes                                          (6)       (4)
                                                                 -------   -------
   Loss from discontinued operations                                  (9)       (6)
                                                                 -------   -------
Net  income                                                      $ 1,090   $   856
                                                                 =======   =======
PER SHARE INFORMATION
Basic income (loss) per share
   Income from continuing operations                             $  0.21   $  0.16
   Loss from discontinued operations                               (0.00)    (0.00)
                                                                 -------   -------
   Net income                                                    $  0.21   $  0.16
                                                                 =======   =======
Diluted income (loss) per share
   Income from continuing operations                             $  0.18   $  0.15
   Loss from discontinued operations                               (0.00)    (0.00)
                                                                 -------   -------
   Net income                                                    $  0.18   $  0.15
                                                                 =======   =======
Weighted average shares used in computing per share information
   Basic                                                           5,203     5,313
                                                                 =======   =======
   Diluted                                                         5,924     5,593
                                                                 =======   =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Twenty-six weeks ended September 26, 2004 and September 28, 2003
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  2004        2003
                                                                 --------   --------
Sales                                                            $ 13,579   $ 12,089
Franchise fees and royalties                                        3,335      3,063
License royalties                                                   1,823      1,656
Investment and other income                                           329        293
Interest income                                                        98        126
                                                                 --------   --------
                  Total revenues                                   19,164     17,227
                                                                 --------   --------
Costs and expenses:
       Cost of sales                                                9,524      8,308
       Restaurant operating expenses                                1,598      1,937
       Depreciation and amortization                                  443        486
       Amortization of intangible assets                              131        131
       General and administrative expenses                          4,066      3,616
       Interest expense                                                24         39
       Impairment charge on notes receivable                            -         56
                                                                 --------   --------
                  Total costs and expenses                         15,786     14,573
                                                                 --------   --------
Income from continuing operations before income taxes               3,378      2,654
Provision for income taxes                                          1,329      1,051
                                                                 --------   --------
       Income from continuing operations                            2,049      1,603
                                                                 --------   --------
Discontinued operations
   Loss from discontinued operations before income taxes              (15)        (5)
   Benefit from income taxes                                           (6)        (2)
                                                                 --------   --------
   Loss from discontinued operations                                   (9)        (3)
                                                                 --------   --------

Net  income                                                      $  2,040   $  1,600
                                                                 ========   ========

PER SHARE INFORMATION
Basic income (loss) per share
   Income from continuing operations                             $   0.39   $   0.30
   Loss from discontinued operations                                (0.00)     (0.00)
                                                                 --------   --------
   Net income                                                    $   0.39   $   0.30
                                                                 ========   ========
Diluted income (loss) per share
   Income from continuing operations                             $   0.34   $   0.29
   Loss from discontinued operations                                (0.00)     (0.00)
                                                                 --------   --------
   Net income                                                    $   0.34   $   0.29
                                                                 ========   ========
Weighted average shares used in computing per share information
   Basic                                                            5,208      5,342
                                                                 ========   ========
   Diluted                                                          5,918      5,536
                                                                 ========   ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Twenty-six weeks ended September 26, 2004
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                              Accumulated
                                                                                 Other
                                                Additional                     Comprehen-               Treasury      Total
                        Common         Common    Paid -in      Accumulated        sive      Treasury     Stock,    Stockholders'
                        Shares         Stock     Capital         Deficit         Income      Shares    at cost       Equity
                        ------         -----     -------         -------         ------      ------    -------       ------
Balance at
March 28, 2004        7,065,202         $  71   $  40,746     $   (16,611)         $  67  1,851,301    $ (6,921)     $  17,352

Repurchases of
treasury stock                                                                               39,799        (237)          (237)

Proceeds received
from the exercise
of warrants               1,064            --           6                                                                    6

Proceeds received
from the exercise
of stock options         10,000            --          40                                                                   40

Unrealized losses
on available for
sale securities,
net of tax benefit
of $18                                                                               (24)                                  (24)

Net income                                                          2,040                                                2,040
                      ---------         -----   ---------     -----------          -----  ---------    --------      ---------
Balance at
Sept. 26, 2004        7,076,266         $  71   $  40,792     $   (14,571)         $  43  1,891,100    $ (7,158)     $  19,177
                      =========         =====   =========     ===========          =====  =========    ========      =========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Twenty-six weeks ended September 26, 2004 and September 28, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                          2004       2003
                                                                          ----       ----
Cash flows from operating activities:
   Net income                                                             $ 2,040   $ 1,600
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                         443       511
        Amortization of intangible assets                                     131       131
        Amortization of bond premium                                           64        30
        Provision for doubtful accounts                                         5        18
        Gain on sale of available for sale securities                          --       (12)
        Gain on disposal of property and equipment                            (42)     (108)
        Impairment charge on notes receivable                                  --        56
        Deferred income taxes                                                  18         7

   Changes in operating assets and liabilities:
        Notes and accounts receivable, net                                 (1,185)      131
        Inventories                                                           262        16
        Prepaid expenses and other current assets                             146       275
        Accounts payable and accrued expenses                                (274)      640
        Deferred franchise fees                                               140        18
        Other assets, net                                                      (2)        9
        Other non current liabilities                                        (299)       97
                                                                         --------   -------
          Net cash provided by operating activities                         1,447     3,419
                                                                         --------   -------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                        900     1,322
   Purchase of available for sale securities                               (1,323)   (3,832)
   Purchase of property and equipment                                        (441)     (219)
   Proceeds from sale of restaurants, net                                      --       466
   Proceeds from sale of property and equipment                                12         6
   Payments received on notes receivable                                      115       541
                                                                         --------   -------

          Net cash used in investing activities                              (737)   (1,716)
                                                                         --------   -------
Cash flows from financing activities:
   Repurchases of common stock                                               (237)     (503)
   Proceeds received from the exercise of stock options and warrants           46        --
   Principal repayment of borrowings and obligations under capital leases     (86)     (100)
                                                                         --------   -------
   Net cash used in financing activities                                     (277)     (603)
                                                                         --------   -------

Net increase in cash and cash equivalents                                     433     1,100
Cash and cash equivalents, beginning of period                              3,449     1,415
                                                                         --------   -------
Cash and cash equivalents, end of period                                   $3,882   $ 2,515
                                                                         ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (refunded) during the period for income taxes                 $  645   $   (56)
                                                                         ========   =======
   Cash paid during the period for interest                                $   24   $    44
                                                                         ========   =======
NONCASH FINANCING ACTIVITIES:
   Loan to franchisee in connection with sale of restaurant                $   --   $   300
                                                                         ========   =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2004
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's" or the "Company") for the thirteen and twenty-six week periods ended September 26, 2004 and September 28, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

NOTE C - INCOME  PER SHARE

      Basic income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding and excludes any dilutive effect of stock options or warrants. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income per common share result from the assumed exercise of stock options and warrants, using the treasury stock method.

      The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and twenty-six week periods ended September 26, 2004 and September 28, 2003, respectively.

THIRTEEN WEEKS

                                                   Income from                                         Income from
                                              Continuing Operations           Number of Shares     Continuing Operations
                                                  (In thousands)               (In thousands)            Per Share
                                                  --------------                -------------            ---------
                                                 2004        2003              2004     2003       2004            2003
                                                 ----        ----              ----     ----       ----            ----
Basic EPS
   Basic calculation                         $     1,099     $  862            5,203   5,313     $   0.21         $0.16
   Effect of dilutive employee stock
     options and warrants                              -          -              721     280        (0.03)        (0.01)
                                             -----------     ------            -----   -----     --------         -----
Diluted EPS
   Diluted calculation                       $     1,099     $  862            5,924   5,593     $   0.18         $0.15
                                             ===========     ======            =====   =====     ========         =====

TWENTY-SIX WEEKS

                                                   Income from                                         Income from
                                              Continuing Operations           Number of Shares     Continuing Operations
                                                  (In thousands)               (In thousands)            Per Share
                                                  --------------                -------------            ---------
                                                 2004        2003              2004     2003       2004            2003
                                                 ----        ----              ----     ----       ----            ----
Basic EPS
   Basic calculation                         $     2,049     $1,603            5,208   5,342     $   0.39         $0.30
   Effect of dilutive employee stock
     options and warrants                              -          -              710     194        (0.05)        (0.01)
                                             -----------     ------            -----   -----     --------         -----
Diluted EPS
   Diluted calculation                       $     2,049     $1,603            5,918   5,536     $   0.34         $0.29
                                             ===========     ======            =====   =====     ========         =====

Options and warrants to purchase 92,878 and 573,066 shares of common stock in both the thirteen and twenty-six week periods ended September 26, 2004 and September 28, 2003, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods. These options and warrants were still outstanding at the end of the respective periods.

NOTE D - STOCK BASED COMPENSATION

      At September 26, 2004, the Company had five stock-based employee compensation plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. No compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

      The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                         Thirteen Weeks Ended       Twenty-six Weeks Ended
                                                            (In thousands)              (In thousands)
                                                         Sept. 26,    Sept. 28,       Sept. 26,     Sept. 28,
                                                           2004         2003            2004          2003
                                                           ----         ----            ----          ----
Net income, as reported                                  $ 1,090       $  856         $  2,040       $ 1,600

Deduct: Total stock-based employee
   compensation expense determined under
   fair value-based method for all awards                    (51)         (41)            (102)          (82)
                                                         -------       ------         --------       -------
Pro forma net income                                     $ 1,039       $  815         $  1,938       $ 1,518
                                                         =======       ======         ========       =======
Earnings per Share
     Basic - as reported                                 $  0.21       $ 0.16         $   0.39       $  0.30
                                                         =======       ======         ========       =======
     Diluted - as reported                               $  0.18       $ 0.15         $   0.34       $  0.29
                                                         =======       ======         ========       =======
     Basic - pro forma                                   $  0.20       $ 0.15         $   0.37       $  0.28
                                                         =======       ======         ========       =======
     Diluted - pro forma                                 $  0.18       $ 0.15         $   0.33       $  0.27
                                                         =======       ======         ========       =======

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

      During the twenty-six weeks ended September 26, 2004 and September 28, 2003, the Company granted 95,000 and 40,000 options having exercise prices of $5.62 and $3.81 per share, respectively. All of the options granted are vested as follows: 33 1/3% on the first anniversary of the date of grant, 66 2/3% on the second anniversary of the date of grant and 100% on the third anniversary of the date of grant. All options have an expiration date of ten years from the date of grant.

      The weighted average option fair values and the assumptions used to estimate these values are as follows:

                                                               Twenty-six Weeks Ended
                                                              Sept. 26,        Sept. 28,
                                                                2004              2003
                                                                ----              ----
Option fair values                                              $2.87           $1.48
Expected life (years)                                             7.0             7.0
Interest rate                                                    4.50%           3.83%
Volatility                                                       29.9%           30.8%
Dividend yield                                                    0.0%            0.0%

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

      During the twenty-six weeks ended September 28, 2003, the Company sold three Company-owned restaurants for total consideration of $1,083,000 and entered into two management agreements with franchisees to operate two Company-owned restaurants. As the Company expects to have a continuing stream of cash flows from these restaurants, the results of operations for these Company-operated restaurants are included in "Income before income taxes" in the accompanying consolidated statements of operations for the thirteen and twenty-six week periods ended September 28, 2003 through the date of sale. There have been no sales of Company-owned restaurants during the twenty-six weeks ended September 26, 2004.

      The results of operations for these Company-owned restaurants for the thirteen and twenty-six week periods ended September 28, 2003 are as follows (in thousands):

                                                        Thirteen  Weeks Ended   Twenty-six Weeks Ended
                                                            Sept 28, 2003          Sept 28, 2003
                                                        ---------------------   ----------------------
Sales                                                          $     313              $   1,237
                                                               =========              =========
Loss from continuing operations before income taxes            $     (94)             $    (124)
                                                               =========              =========

NOTE F - DISCONTINUED OPERATIONS

      On September 12, 2004, the Company ceased operating one of its Company-operated restaurants pursuant to the expiration and non-renewal of its lease. The results of operations of this restaurant have been restated as discontinued operations in the accompanying consolidated statements of operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

      Following is a summary of the results of operations for this restaurant for the thirteen and twenty-six week periods ended September 26, 2004 and September 28, 2003 (in thousands):

                                                         Thirteen Weeks Ended      Twenty-six Weeks Ended
                                                         Sept. 26,  Sept. 28,       Sept. 26,  Sept. 28
                                                           2004       2003            2004       2003
                                                           ----       ----            ----       ----
Sales                                                      $192       $219            $415       $466
                                                           ====       ====            ====       ====
Loss from operations before income taxes                   $(15)      $(10)           $(15)      $ (5)
                                                           ====       ====            ====       ====

NOTE G - STOCK REPURCHASE PROGRAM

      On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through September 26, 2004, Nathan's purchased 891,100 shares of common stock at a cost of approximately $3,488,000 which includes the repurchase of 39,799 shares during the twenty-six week period ended September 26, 2004 at a cost of $237,000. As of September 26, 2004, Nathan's has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

NOTE H - EXERCISE OF WARRANTS

      In connection with the acquisition of Miami Subs Corporation ("Miami Subs"), which was concluded during fiscal 2000, Nathan's issued 579,040 warrants to purchase Nathans stock at $6.00 per share to the former shareholders of Miami Subs. These warrants had an expiration date of September 29, 2004. During the twenty-six week period ended September 26, 2004, Nathan's received approximately $6,000 in connection with the exercise of 1,064 warrants. Subsequent to the quarter end, Nathan's received approximately $851,000 in connection with the exercise of an additional 141,791 warrants. Including warrants previously exercised,

Nathan's received approximately $857,000 in connection with the exercise of 142,861 warrants and the remaining 436,179 warrants expired unexercised.

NOTE I - COMPREHENSIVE INCOME

      The components of comprehensive income are as follows (in thousands):

                                                               Thirteen Weeks Ended         Twenty-six Weeks Ended
                                                                Sept. 26,  Sept. 28,       Sept. 26,      Sept. 28
                                                                  2004       2003            2004           2003
                                                                  ----       ----            ----           ----
Net income                                                     $    1,090  $    856        $  2,040       $  1,600
Unrealized gain (loss) on available-for-sale securities,
   net of tax (benefit) provision of $37, ($10), ($18),
   $1, respectively                                                    63       (14)            (24)             1
                                                               ----------  --------        --------       --------
Comprehensive income                                           $    1,153  $    842        $  2,016       $  1,601
                                                               ==========  ========        ========       ========

Accumulated other comprehensive income at September 26, 2004 and September 28, 2003 consists entirely of unrealized gains and (losses) on available-for-sale securities, net of deferred taxes.

NOTE J - COMMITMENTS AND CONTINGENCIES

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

      An action was commenced, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee (the "franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee for unspecified damages. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold it harmless against claims asserted and procure an insurance policy which names Miami Subs as an additional insured. Miami Subs has denied any liability to plaintiffs and has made demand upon the franchisee's insurer to indemnify and defend against the claims asserted. The insurer has agreed to indemnify and defend Miami Subs and has assumed the defense of this action for Miami Subs.

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

      Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan's Famous, Inc. seeking damages of $1,000,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez's employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. Initial discoveries and depositions have commenced. Nathan's has denied any liability and intends to continue to defend this action vigorously. Nathan's has submitted this claim to its insurance carrier and expects that it will not incur any material liability that is not covered by its employment practices liability insurance policy.

      An employee of a Miami Subs franchised restaurant commenced an action for unspecified damages in the United States District Court, Southern District of Florida in September 2004 against Miami Subs Corporation, Miami Subs USA, Inc., and three Miami Subs franchisees, FMJ Subs Corporation, NEESA Subs Corp. and Muhammad Amin, (the "franchisees"), claiming that she was not paid overtime when she worked in excess of 40 hours per week, in violation of the Fair Labor Standards Act. The action also seeks damages for any other employees of the defendants who would be similarly entitled to overtime. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisees are obligated to operate their Miami Subs franchises in compliance with the law, including all labor laws. Miami Subs intends to assert that it is not an appropriate party to this litigation, to deny any liability to plaintiff and defend against this action vigorously.

      The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

2. GUARANTEES

      The Company guarantees certain equipment financing for franchisees with a third-party lender. The Company's maximum obligation, should the franchisees default on the required monthly payment to the third-party lender, for loans funded by the lender, as of September 26, 2004 was approximately $169,000. The equipment financing expires at various dates through fiscal 2008.

      The Company also guarantees a franchisee's note payable with a bank. The note payable matures in April 2007. The Company's maximum obligation, should the franchisee default on the required monthly payments to the bank, for loans funded by the lender, as of September 26, 2004, was approximately $240,000.

NOTE K - RELATED PARTY TRANSACTIONS

      An accounting firm on which Charles Raich, who joined Nathan's Board of Directors on June 15, 2004, serves as Managing Partner received ordinary tax preparation fees of $32,000 during the twenty-six weeks ended September 26, 2004.

NOTE L - RECLASSIFICATIONS

      Certain reclassifications of prior period balances have been made to conform to the September 26, 2004 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

      As used in this Report, the terms "we", "us", "our", "Nathan's" and the "Company"mean Nathan's Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

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

      In addition to plans for expansion through franchising and our Branded Product Program, Nathan's continues to co-brand within its restaurant system. Currently, the Arthur Treacher's brand is being sold within 113 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 66 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 90 Miami Subs and Nathan's restaurants.

      At September 26, 2004, our combined system consisted of 343 franchised or licensed units, six Company-owned units and over 4,600 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 44 states, the District of Columbia and 13 foreign countries. At September 26, 2004, our Company-owned restaurant system included six Nathan's units, as compared to seven Nathan's units at September 28, 2003.

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

Impairment of Goodwill and Other Intangible Assets

      Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions which are used in this test are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment expenses may be required. No goodwill or other intangible assets were determined to be impaired during the twenty-six weeks ended September 26, 2004.

Impairment of Long-Lived Assets

      Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. No restaurants were determined to be impaired during the twenty-six weeks ended September 26, 2004.

Impairment of Notes Receivable

      Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. No notes receivable were determined to be impaired during the twenty-six weeks ended September 26, 2004.

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

      Nathan's recognizes revenue from the Branded Product Program when it is determined by the manufacturer that the products have been delivered via third party common carrier to Nathans' customers. The purchase of the product to the Company is recorded simultaneously with the revenue.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 26, 2004 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2003

Revenues from Continuing Operations

      Total sales increased by $1,119,000 or 18.6% to $7,148,000 for the thirteen weeks ended September 26, 2004 ("second quarter fiscal 2005") as compared to $6,029,000 for the thirteen weeks ended September 28, 2003 ("second quarter fiscal 2004"). Sales from the Branded Product Program increased by 52.1% to $2,848,000 for the second quarter fiscal 2005 as compared to sales of $1,873,000 in the second quarter fiscal 2004. This increase was attributable to a volume increase of 42.0% and the impact of price increases implemented in the second half of fiscal 2004 in response to commodity cost increases. Company-owned restaurant sales decreased by $62,000 or 1.5% to $3,949,000 from $4,011,000 primarily due to the operation of two fewer Company-owned stores as compared to the prior fiscal year. The reduction in Company-owned stores is the result of our franchising the two restaurants mentioned above. The financial impact associated with these two restaurants lowered restaurant sales by $313,000 and improved restaurant operating profits by $94,000 versus the second quarter fiscal 2004. This decline in restaurant sales was partially offset by a 6.8% sales increase at our comparable restaurants (consisting of six Nathan's). During the second quarter fiscal 2005 we realized sales of $351,000 as compared to $145,000 in the second quarter fiscal 2004 in connection with our QVC marketing program which was introduced in September 2003.

      Franchise fees and royalties increased by $168,000 or 11.2% to $1,670,000 in the second quarter fiscal 2005 compared to $1,502,000 in the second quarter fiscal 2004. Franchise royalties increased by $86,000 or 6.0% to $1,528,000 in the second quarter fiscal 2005 as compared to $1,442,000 in the second quarter fiscal 2004. This increase is due primarily to higher domestic franchise sales. Domestic franchise restaurant sales increased by 1.1% to $41,518,000 in the second quarter fiscal 2005 as compared to $41,048,000 in the second quarter fiscal 2004. Comparable domestic franchise sales (consisting of 182 restaurants) increased by $1,390,000 or 4.3% to $33,755,000 in the second quarter fiscal 2005 as compared to $32,365,000 in the second quarter fiscal 2004. During the second quarter fiscal 2005, some of our franchised stores operating in Florida were negatively impacted by the hurricanes that plagued the state during September. We do not believe that the hurricanes had a material impact on systemwide sales nor franchise royalties. At September 26, 2004, 343 domestic and international franchised or licensed restaurants were operating as compared to 341 domestic and international franchised or licensed restaurants at September 28, 2003. During the thirteen weeks ended September 26, 2004, royalty income from 30 domestic franchised locations have been deemed unrealizable as compared to 44 domestic franchised locations during the thirteen weeks ended September 28, 2003. Domestic franchise fee income was $42,000 in the second quarter fiscal 2005 as compared to $38,000 in the second quarter fiscal 2004. During the second quarter fiscal 2005, five new franchised units opened as compared to opening one new franchised unit and franchising one Company-owned restaurant during the second quarter fiscal 2004.International franchise fee income was $100,000 in the second quarter fiscal 2005 as compared to $22,000 during the second quarter fiscal 2004. During the second quarter fiscal 2005, one new international unit was opened and Nathan's experienced improved contractual compliance. During the second quarter fiscal 2004, Nathan's recognized $22,000 in connection with a forfeited franchise fee.

      License royalties were $884,000 in the second quarter fiscal 2005 as compared to $786,000 in the second quarter fiscal 2004. This increase is primarily attributable to higher royalties earned from the sale of Nathan's frankfurters within supermarkets and club stores and from our license agreement for Nathan's french fries which were partly offset by lower royalties earned from the sale of Nathan's non-food items.

      Investment and other income was $151,000 in the second quarter fiscal 2005 versus $105,000 in the second quarter fiscal 2004. During the second quarter fiscal 2005, income from subleasing activities and other income was approximately $85,000 higher than the second quarter fiscal 2004 primarily due to the termination of unprofitable leases which was partially offset by lower investment income and amortized deferred income.

      Interest income was $50,000 in the second quarter fiscal 2005 versus $62,000 in the second quarter fiscal 2004 due primarily to earning lower interest income from its marketable investment securities and on notes receivable which were determined to be impaired during the fiscal year ended March 28, 2004.

Costs and Expenses from Continuing Operations

      Cost of sales increased by $754,000 to $4,905,000 in the second quarter fiscal 2005 from $4,151,000 in the second quarter fiscal 2004. Higher costs of approximately $984,000 were incurred in connection with the growth of our Branded Product Program, our QVC marketing program and higher commodity costs during the second quarter fiscal 2005. During the second quarter fiscal 2005, restaurant cost of sales were lower than the second quarter fiscal 2004 by approximately $230,000. Restaurant cost of sales were lower by approximately $270,000 as a result of operating two fewer Company-owned restaurants during the second quarter fiscal 2005. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 54.6% in the second quarter fiscal 2005 as compared to 57.2% in the second quarter fiscal 2004. This reduction was the result of lower labor and associated costs which were partly offset by higher food costs as a percentage of sales. The cost of beef products has continued to increase since the beginning of fiscal 2004. The cost of hot dogs was approximately 7.3% higher during the second quarter fiscal 2005 than the second quarter fiscal 2004. In response to last years cost increases, Nathan's increased selling prices within its Branded Product Program where possible to offset some of the margin pressure during the second half of fiscal 2004. Nathan's had previously increased menu prices in its company-operated restaurants due to these rising costs.

      Restaurant operating expenses increased by $4,000 to $839,000 in the second quarter fiscal 2005 from $835,000 in the second quarter fiscal 2004. This increase is due primarily to higher insurance and marketing costs of $143,000 which were partly offset by the reduction of $136,000 as a result of operating two fewer restaurants.

      Depreciation and amortization decreased by $16,000 to $225,000 in the second quarter fiscal 2005 from $241,000 in the second quarter fiscal 2004. Depreciation expense was lower by approximately $3,000 as a result of operating two fewer Company-owned restaurants during the second quarter fiscal 2005 and $13,000 as a result of the impairment charges on long-lived assets recorded in the fourth quarter fiscal 2004.

      Amortization of intangible assets was $66,000 in both the second quarter fiscal 2005 and the second quarter fiscal 2004.

      General and administrative expenses increased by $345,000 to $2,042,000 in the second quarter fiscal 2005 as compared to $1,697,000 in the second quarter fiscal 2004. The increase in general and administrative expenses was due primarily to higher personnel and incentive compensation expenses of approximately $201,000 and higher corporate insurance expense of approximately $97,000. During the second quarter fiscal 2004 Nathan's recorded an expense reversal of approximately $50,000 from the settlement of a disputed claim.

      Interest expense was $12,000 during the second quarter fiscal 2005 as compared to $25,000 during the second quarter fiscal 2004. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

      No notes receivable were determined to be impaired during the second quarter fiscal 2005. Impairment charge on notes receivable of $56,000 during the second quarter fiscal 2004 represents the write-down of one non-performing note receivable.

Provision for Income Taxes

      In the second quarter fiscal 2005, the income tax provision was $715,000 or 39.4% of income before income taxes as compared to $551,000 or 39.0% of income before income taxes in the second quarter fiscal 2004.

Discontinued operations

      The second quarter fiscal 2005 and second quarter fiscal 2004 include the results of one restaurant that was closed pursuant to its lease expiration on September 12, 2004. Revenues generated by this restaurant were $192,000 and $219,000 during the second quarters fiscal 2005 and 2004, respectively. Losses before income taxes from this restaurant were $15,000 and $10,000 during the second quarters fiscal 2005 and 2004, respectively.

TWENTY-SIX WEEKS ENDED SEPTEMBER 26, 2004 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2003

Revenues from Continuing Operations

      Total sales increased by $1,490,000 or 12.3% to $13,579,000 for the twenty-six weeks ended September 26, 2004 ("fiscal 2005 period") as compared to $12,089,000 for the twenty-six weeks ended September 28, 2003 ("fiscal 2004 period"). Sales from the Branded Product Program increased by 31.9% to $5,396,000 for the fiscal 2005 period as compared to sales of $4,092,000 in the fiscal 2004 period. This increase was attributable to a volume increase of 34.2% and the impact of price increases implemented in the second half of fiscal 2004 in response to commodity cost increases. Company-owned restaurant sales decreased by $709,000 or 9.0% to $7,143,000 from $7,852,000 primarily due to the operation of five fewer Company-owned stores as compared to the prior fiscal year which was partly offset by an 8.0% sales increase at our comparable restaurants (consisting of six Nathan's). The reduction in Company-owned stores is the result of our franchising the five restaurants mentioned above. The financial impact associated with these five restaurants lowered restaurant sales by $1,237,000 and improved restaurant operating profits by $123,000 versus the fiscal 2004 period. During the fiscal 2005 period we realized sales of $1,040,000 as compared to $145,000 in the fiscal 2004 period in connection with our QVC marketing program which was introduced in September 2003. The majority of the sales generated by QVC during the fiscal 2005 period were in connection with the "Today's Special Value" program held on May 20, 2004 featuring Nathan's hot dogs.

      Franchise fees and royalties increased by $272,000 or 8.9% to $3,335,000 in the fiscal 2005 period compared to $3,063,000 in the fiscal 2004 period. Franchise royalties increased by $184,000 or 6.5% to $3,025,000 in the fiscal 2005 period as compared to $2,841,000 in the fiscal 2004 period. This increase is due primarily to higher domestic franchise sales. Domestic sales increased by 2.6% to $83,018,000 in the fiscal 2005 period as compared to $80,918,000 in the fiscal 2004 period. Comparable domestic franchise sales (consisting of 182 restaurants) increased by $3,268,000 or 5.0% to $69,000,000 in the fiscal 2005 period as compared to $65,732,000 in the fiscal 2004 period. At September 26, 2004, 343 domestic and international franchised or licensed restaurants were operating as compared to 341 domestic and international franchised or licensed restaurants at September 28, 2003. During the twenty-six weeks ended September 26, 2004, royalty income from 30 domestic franchised locations have been deemed unrealizable as compared to 44 domestic franchised locations during the twenty-six weeks ended September 28, 2003. Domestic franchise fee income was $186,000 in the fiscal 2005 period as compared to $200,000 in the fiscal 2004 period. During the fiscal 2005 period, 13 new domestic franchised units opened as compared to opening 11 new franchised units and franchising three Company-owned restaurants during the fiscal 2004 period. International franchise fee income was $124,000 in the fiscal 2005 period as compared to $22,000 during the fiscal 2004 period. During the fiscal 2005 period, four new international units were opened and Nathan's experienced improved contractual compliance. During the fiscal 2004 period, Nathan's recognized $22,000 in connection with a forfeited franchise fee.

      License royalties were $1,823,000 in the fiscal 2005 period as compared to $1,656,000 in the fiscal 2004 period. This increase is primarily attributable to higher royalties earned from the sale of Nathan's frankfurters within supermarkets and club stores and from our license agreements for Nathan's french fries and condiments which were partly offset by lower royalties earned from the sale of Nathan's non-food items.

      Investment and other income was $329,000 in the fiscal 2005 period versus $293,000 in the fiscal 2004 period. During the fiscal 2005 period, income from subleasing activities and other income was approximately $123,000 higher than the fiscal 2004 period primarily due to the termination of unprofitable leases which was partially offset by lower investment income and amortized deferred income. Gains associated with the sale of fixed assets were approximately $65,000 lower during the fiscal 2005 period than during the fiscal 2004 period, primarily due to a net gain of $108,000 in the fiscal 2004 period, primarily in connection with the sale of a Company-owned restaurant to a franchisee.

      Interest income was $98,000 in the fiscal 2005 period versus $126,000 in the fiscal 2004 period due primarily to earning lower interest income from its marketable investment securities and on notes receivable which were determined to be impaired during the fiscal year ended March 28, 2004.

Costs and Expenses from Continuing Operations

      Cost of sales increased by $1,216,000 to $9,524,000 in the fiscal 2005 period from $8,308,000 in the fiscal 2004 period . Higher costs of approximately $1,915,000 were incurred in connection with the growth of our Branded Product Program, our QVC marketing program and higher commodity costs during the fiscal 2005 period. During the fiscal 2005 period, restaurant cost of sales were lower than the fiscal 2004 period by approximately $699,000. Restaurant cost of sales were lower by approximately $902,000 as a result of operating five fewer Company-owned restaurants during the fiscal 2005 period. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 56.4% in the fiscal 2005 period as compared to 57.8% in the fiscal 2004 period. The cost of beef products has continued to increase since the beginning of fiscal 2004. The costs of hot dogs was approximately 8.0% higher during the fiscal 2005 period than the fiscal 2004 period. In response to last years cost increases, Nathan's increased selling prices within its Branded Product Program where possible to offset some of the margin pressure during the second half of fiscal 2004. Nathan's had previously increased menu prices in its company-operated restaurants due to these rising costs.

      Restaurant operating expenses decreased by $339,000 to $1,598,000 in the fiscal 2005 period from $1,937,000 in the fiscal 2004 period. Restaurant operating expenses were lower by $458,000 as a result of operating five fewer restaurants which were partly offset by higher insurance and marketing costs.

      Depreciation and amortization decreased by $43,000 to $443,000 in the fiscal 2005 period from $486,000 in the fiscal 2004 period. Depreciation expense was lower by approximately $25,000 as a result of operating five fewer Company-owned restaurants and $25,000 as a result of the impairment charges on long-lived assets recorded in the fourth quarter fiscal 2004 which were partly offset by depreciation charged on recent capital expenditures.

      Amortization of intangible assets was $131,000 in both the fiscal 2005 period and the fiscal 2004 period.

      General and administrative expenses increased by $450,000 to $4,066,000 in the fiscal 2005 period as compared to $3,616,000 in the fiscal 2004 period. The increase in general and administrative expenses was due primarily to higher personnel and incentive compensation expenses of approximately $269,000 and higher corporate insurance expense of approximately $124,000. During the second quarter fiscal 2004 Nathan's recorded an expense reversal of approximately $50,000 from the settlement of a disputed claim.

      Interest expense was $24,000 during the fiscal 2005 period as compared to $39,000 during the fiscal 2004 period. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

      No notes receivable were determined to be impaired during the fiscal 2005 period. Impairment charge on notes receivable of $56,000 during the fiscal 2004 period represents the write-down of one non-performing note receivable.

Provision for Income Taxes

      In the fiscal 2005 period, the income tax provision was $1,329,000 or 39.3% of income before income taxes as compared to $1,051,000 or 39.6% of income before income taxes in the fiscal 2004 period.

Discontinued operations

      The fiscal 2005 and fiscal 2004 periods include the results of one restaurant that was closed pursuant to its lease expiration on September 12, 2004. Revenues generated by this restaurant were $415,000 and $466,000 during the fiscal 2005 and 2004 periods, respectively. Losses before income taxes from this restaurant were $15,000 and $5,000 during the fiscal 2005 and 2004 periods, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

      We are not a party to any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents at September 26, 2004 aggregated $3,882,000, increasing by $433,000 during the fiscal 2005 period. At September 26, 2004, marketable securities increased by $316,000 from March 28, 2004 to $7,793,000 and net working capital increased to $10,998,000 from $9,185,000 at March 28, 2004.

      Cash provided by operations of $1,447,000 in the fiscal 2005 period is due primarily to net income of $2,040,000 and non-cash expenses of $601,000 which was partly reduced by increased accounts receivable of $1,185,000 due primarily to seasonal sales and royalty increases and the reduction of accounts payable and accrued expenses of $274,000, which included lease termination costs of $333,000 that were accrued for at March 28, 2004, in connection with three locations having future minimum rents of $2,514,000.

      Cash used in investing activities of $737,000 is comprised primarily of capital expenditures of $441,000, the net purchase of available for sale securities of $423,000 which were partially offset by repayments on notes receivable of $115,000 and proceeds from the sale of other fixed assets of $12,000.

      Cash used in financing activities of $277,000 is comprised of $237,000 for the repurchase of 39,799 shares of common stock and $86,000 for repayments of notes payable which were partially offset by proceeds received from the exercise of warrants and employee stock options of $46,000.

      On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through September 26, 2004, Nathan's purchased 891,100 shares of common stock at a cost of approximately $3,488,000 which includes the repurchase of 39,799 shares during the twenty-six weeks ended September 26, 2004 at a cost of $237,000. As of September 26, 2004, Nathan's has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

      We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and to fund those investments from our operating cash flow. We may incur additional capital expenditures in connection with the replacement of a Company-owned restaurant whose lease expired in September 2004.

      There are currently 28 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. Additionally, there is currently one leased vacant property which was previously sublet to a franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of September 26, 2004 was approximately $409,000.

      The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

                                                          Payments Due by Period
                                       -------------------------------------------------------------
                                                 Less than
Cash Contractual Obligations            Total     1 Year     1 - 3 Years   4-5 Years   After 5 Years
------------------------------------   -------   ---------   -----------   ---------   -------------
Long-Term Debt                         $   903   $     167   $       333   $   333     $          70
Capital Lease Obligations                   50           7            16        18                 9
Employment Agreements                      633         561            72         -                 -
Operating Leases                        16,648       3,661         6,690     3,961             2,336
                                       -------   ---------   -----------   ---------   -------------
  Gross Cash Contractual Obligations    18,234       4,396         7,111     4,312             2,415

Sublease Income                          9,469       2,034         3,666     2,172             1,597
                                       -------   ---------   -----------   ---------   -------------
   Net Cash Contractual Obligations    $ 8,765   $   2,362   $     3,445   $ 2,140     $         818
                                       =======   =========   ===========   =========   =============

                                                       Amount of Commitment Expiration Per Period
                                         Total     ---------------------------------------------------
                                        Amounts    Less than
Other Contractual Commitments          Committed    1 Year     1 - 3 Years   4-5 Years   After 5 Years
------------------------------------   ---------   ---------   -----------   ---------   -------------
Loan Guarantees                        $     409   $     155   $       254   $       -               -
                                       ---------   ---------   -----------   ---------   -------------
Total Commercial Commitments           $     409   $     155   $       254   $       -               -
                                       =========   =========   ===========   =========   =============

      Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We maintained a $5,000,000 uncommitted bank line of credit that was increased to $7,500,000 effective October 1, 2004 and have never borrowed any funds under the line of credit.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

CASH AND CASH EQUIVALENTS

      We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 26, 2004, Nathans' cash and cash equivalents aggregated $3,882,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $9,700 per annum for each 0.25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

      We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 26, 2004, the market value of Nathans' marketable investment securities aggregated $7,793,000. Interest income on these marketable investment securities would increase or decrease by approximately $19,500 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at September 26, 2004 that are sensitive to interest rate fluctuations (in thousands):

                                          Valuation of securities                Valuation of securities
                                          Given an interest rate                  Given an interest rate
                                        Decrease of X Basis points              Increase of X Basis points
                                       -----------------------------   Fair     --------------------------
                                       (150BPS)   (100BPS)   (50BPS)   Value    +50BPS   +100BPS   +150BPS
                                       --------   --------   -------   ------   ------   -------   -------
Municipal notes and bonds              $  8,157   $  8,033   $ 7,992   $7,793   $7,678   $ 7,566   $ 7,456
                                       ========   ========   =======   ======   ======   =======   =======

BORROWINGS

      The interest rate on our borrowings is generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At September 26, 2004, total outstanding debt, including capital leases, aggregated $953,000 of which $903,000 is at risk due to changes in interest rates. The current interest rate is 4.50% per annum and will adjust in January 2006 and January 2009 to prime plus 0.25%. Nathan's also maintained a $5,000,000 credit line that was increased to $7,500,000 effective October 1, 2004, at the prime rate (4.75% at October 1, 2004). The Company has never borrowed any funds under its credit line. Accordingly, the Company does not believe that fluctuations in interest rates would have a material impact on its financial results.

COMMODITY COSTS

      The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10% in the cost of our food and paper products for the twenty-six weeks ended September 26, 2004 would have increased or decreased cost of sales by approximately $691,000.

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

CHANGES IN INTERNAL CONTROLS

      There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 26, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

      We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the reasonable assurance level.

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

      Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan's Famous, Inc. seeking damages of $1,000,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez's employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. Initial discoveries and depositions have commenced. Nathan's has denied any liability and intends to continue to defend this action vigorously. Nathan's has submitted this claim to its insurance carrier and expects that it will not incur any material liability that is not covered by its employment practices liability insurance policy.

      An employee of a Miami Subs franchised restaurant commenced an action for unspecified damages in the United States District Court, Southern District of Florida in September 2004 against Miami Subs Corporation, Miami Subs USA, Inc., and three Miami Subs franchisees, FMJ Subs Corporation, NEESA Subs Corp. and Muhammad Amin, (the "franchisees"), claiming that she was not paid overtime when she worked in excess of 40 hours per week, in violation of the Fair Labor Standards Act. The action also seeks damages for any other employees of the defendants who would be similarly entitled to overtime. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisees are obligated to operate their Miami Subs franchises in compliance with the law, including all labor laws. Miami Subs intends to assert that it is not an appropriate party to this litigation, to deny any liability to plaintiff and defend against this action vigorously.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           ISSUER PURCHASES OF EQUITY SECURITIES

                                                                   (c) TOTAL        (d)
                                                                   NUMBER OF      MAXIMUM
                                                                    SHARES       NUMBER OF
                                                                 PURCHASED AS   SHARES THAT
                                       (a) TOTAL                    PART OF     MAY YET BE
                                       NUMBER OF   (b) AVERAGE     PUBLICLY      PURCHASED
                                        SHARES     PRICE PAID      ANNOUNCED     UNDER THE
               PERIOD                  PURCHASED    PER SHARE        PLANS         PLAN
-------------------------------------------------------------------------------------------
JUN. 28, 2004

JUL. 25, 2004                                -0-   $    0.0000      1,851,301       148,699
-------------------------------------------------------------------------------------------
JUL. 26, 2004

AUG. 22, 2004                             18,643   $    5.8976      1,869,944       130,056
-------------------------------------------------------------------------------------------
AUG. 23, 2004

SEPT. 26, 2004                            21,156   $    5.9756      1,891,100       108,900
-------------------------------------------------------------------------------------------
TOTAL                                     39,799   $    5.9408      1,891,100       108,900
-------------------------------------------------------------------------------------------

ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      (a) The Registrant held its Annual Meeting of Stockholders on September 9, 2004.

      (b) Eight Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2005. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                NAME                      FOR       WITHHELD
------------------------------------   ---------    --------
Howard M. Lorber                       4,429,585     66,836
Wayne Norbitz                          4,429,620     66,801
Donald Perlyn                          4,430,593     65,828
Robert J. Eide                         4,430,838     65,583
Brian Genson                           4,431,618     64,803
Barry Leistner                         4,431,533     64,888
A.F. Petrocelli                        4,431,799     64,622
Charles Raich                          4,474,193     22,228

      (d)   Not applicable.

ITEM 6: EXHIBITS

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

                  NATHAN'S FAMOUS, INC.

Date: November 8, 2004             By: /s/Wayne Norbitz
                                       -----------------------------------------
                                       Wayne Norbitz
                                       President and Chief Operating Officer
                                       (Principal Executive Officer)

Date: November 8, 2004             By: /s/Ronald G. DeVos
                                       -----------------------------------------
                                       Ronald G. DeVos
                                       Vice President - Finance
                                       and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)