Form 10-Q
period 2004-12-26
NATHANS FAMOUS INC
filed 2005-02-08
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended DECEMBER 26, 2004.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ___________________ to ______________.

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

At February 3, 2005, an aggregate of 5,456,332 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)                                                     3

        Consolidated Balance Sheets - December 26, 2004 and
        March 28, 2004                                                                                    3

        Consolidated Statements of Operations - Thirteen Weeks
        Ended December 26, 2004 and  December 28, 2003                                                    4

        Consolidated Statements of Operations - Thirty-nine Weeks
        Ended December 26, 2004 and December 28, 2003                                                     5

        Consolidated Statement of Stockholders' Equity -
        Thirty-nine Weeks Ended December 26, 2004                                                         6

        Consolidated Statements of Cash Flows -Thirty-nine Weeks
        Ended December 26, 2004 and December 28, 2003                                                     7

        Notes to Consolidated Financial Statements                                                        8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                              15

Item 3. Qualitative and Quantitative Disclosures about Market Risk                                       21

Item 4. Controls and Procedures                                                                          22


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                24

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds                                     24

Item 6. Exhibits and Reports on Form 8-K                                                                 24

SIGNATURES                                                                                               25

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                Dec. 26,    March 28,
                                                                                  2004        2004
                                                                               ---------    --------
                                                                              (Unaudited)
Current assets:
        Cash and cash equivalents including  restricted cash of $83             $  3,009    $  3,449
        Marketable securities                                                     10,673       7,477
        Notes  and accounts receivable, net                                        3,224       2,352
        Inventories                                                                  468         743
        Assets held for sale                                                         689         507
        Prepaid expenses and other current assets                                    655         463
        Deferred income taxes                                                      1,331       1,326
                                                                                ---------   --------
                     Total current assets                                         20,049      16,317

Notes receivable, net                                                                157         313
Property and equipment, net                                                        4,761       5,094
Goodwill                                                                              95          95
Intangible assets, net                                                             2,866       3,063
Deferred income taxes                                                              2,446       2,452
Other assets, net                                                                    248         250
                                                                                ---------   --------
                                                                                $ 30,622    $ 27,584
                                                                                ========    ========

Current liabilities:
        Current maturities of notes payable and capital lease obligations       $    174    $    173
        Accounts payable                                                           1,354       1,950
        Accrued expenses and other current liabilities                             5,349       4,836
        Deferred franchise fees                                                      326         173
                                                                                ---------   --------
                     Total current liabilities                                     7,203       7,132

        Notes payable and capital lease obligations, less current maturities         736         866
        Other liabilities                                                          1,796       2,234
                                                                                ---------   --------
                     Total liabilities                                             9,735      10,232
                                                                                ---------   --------

Stockholders' equity:
        Common stock, $.01 par value - 30,000,000 shares authorized; 7,297,432 and 7,065,202 shares issued; 5,406,332 and 5,213,901 shares
          outstanding at December 26, 2004 and March 28, 2004, respectively           73          71
        Additional paid-in capital                                                42,035      40,746
        Accumulated deficit                                                      (14,095)    (16,611)
        Accumulated other comprehensive  income                                       32          67
                                                                                ---------   --------
                                                                                  28,045      24,273
        Treasury stock at cost, 1,891,100 and 1,851,301 shares at
           December 26, 2004 and March 28, 2004, respectively                     (7,158)     (6,921)
                                                                                ---------   --------
                     Total stockholders' equity                                   20,887      17,352
                                                                                ---------   --------
                                                                                $ 30,622    $ 27,584
                                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          Thirteen weeks ended December 26, 2004 and December 28, 2003
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                  2004    2003
                                                                 ------  -------
Sales                                                            $4,690  $ 3,841
Franchise fees and royalties                                      1,749    1,690
License royalties                                                   684      674
Investment and other income                                         106       46
Interest income                                                      71       39
                                                                 ------  -------
                     Total revenues                               7,300    6,290
                                                                 ------  -------
Costs and expenses:
        Cost of sales                                             3,657    2,902
        Restaurant operating expenses                               734      720
        Depreciation and amortization                               220      226
        Amortization of intangible assets                            65       65
        General and administrative expenses                       1,959    1,907
        Interest expense                                             12       16
        Impairment charge on notes receivable                         -       44
                                                                 ------  -------
                     Total costs and expenses                     6,647    5,880
                                                                 ------  -------
Income from continuing operations before income taxes               653      410
Provision for income taxes                                          177      162
                                                                 ------  -------
        Income from continuing operations                           476      248
                                                                 ------  -------
Discontinued operations
   Loss from discontinued operations before income taxes              -      (18)
   Benefit from income taxes                                          -       (7)
                                                                 ------  -------
   Loss from discontinued operations                                  -      (11)
                                                                 ------  -------
Net  income                                                      $  476  $   237
                                                                 ======  =======
PER SHARE INFORMATION
Basic  income (loss) per share
   Income from continuing operations                             $ 0.09  $  0.04
   Loss from discontinued operations                               0.00    (0.00)
                                                                 ------  -------
   Net income                                                    $ 0.09  $  0.04
                                                                 ======  =======
Diluted income (loss) per share
   Income from continuing operations                             $ 0.08  $  0.04
   Loss from discontinued operations                               0.00    (0.00)
                                                                 ------  -------
   Net income                                                    $ 0.08  $  0.04
                                                                 ======  =======
Weighted average shares used in computing per share information
   Basic                                                          5,352    5,286
                                                                 ======  =======
   Diluted                                                        6,173    5,742
                                                                 ======  =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        Thirty-nine weeks ended December 26, 2004 and December 28, 2003
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                   2004       2003
                                                                 --------   --------
Sales                                                            $ 18,269   $ 15,930
Franchise fees and royalties                                        5,084      4,753
License royalties                                                   2,507      2,330
Investment and other income                                           435        339
Interest income                                                       169        165
                                                                 --------   --------
                     Total revenues                                26,464     23,517
                                                                 --------   --------
Costs and expenses:
        Cost of sales                                              13,181     11,210
        Restaurant operating expenses                               2,332      2,657
        Depreciation and amortization                                 663        712
        Amortization of intangible assets                             196        196
        General and administrative expenses                         6,025      5,523
        Interest expense                                               36         55
        Impairment charge on notes receivable                           -        100
                                                                 --------   --------
                     Total costs and expenses                      22,433     20,453
                                                                 --------   --------
Income from continuing operations before income taxes               4,031      3,064
Provision for income taxes                                          1,506      1,213
                                                                 --------   --------
        Income from continuing operations                           2,525      1,851
                                                                 --------   --------
Discontinued operations
   Loss from discontinued operations before income taxes              (15)       (23)
   Benefit from income taxes                                           (6)        (9)
                                                                 --------   --------
   Loss from discontinued operations                                   (9)       (14)
                                                                 --------   --------
Net  income                                                      $  2,516   $  1,837
                                                                 ========   ========
PER SHARE INFORMATION
Basic  income (loss) per share
   Income from continuing operations                             $   0.48   $   0.35
   Loss from discontinued operations                                (0.00)     (0.00)
                                                                 --------   --------
   Net income                                                    $   0.48   $   0.35
                                                                 ========   ========
Diluted income (loss) per share
   Income from continuing operations                             $   0.42   $   0.33
   Loss from discontinued operations                                (0.00)     (0.00)
                                                                 --------   --------
   Net income                                                    $   0.42   $   0.33
                                                                 ========   ========
Weighted average shares used in computing per share information
   Basic                                                            5,256      5,323
                                                                 ========   ========

   Diluted                                                          6,003      5,604
                                                                 ========   ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Thirty-nine weeks ended December 26, 2004
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                               Accumulated
                                                                 Other
                                      Additional               Comprehen-              Treasury      Total
                     Common   Common   Paid -in   Accumulated     sive       Treasury   Stock,    Stockholders'
                    Shares    Stock    Capital      Deficit      Income       Shares   at cost       Equity
                   ---------  ------  ----------  -----------  ----------   ---------  --------   ------------
Balance at
March 28, 2004     7,065,202  $   71  $   40,746  $  (16,611)  $       67   1,851,301  $ (6,921)  $     17,352

Repurchases of
treasury stock                                                                 39,799      (237)          (237)

Proceeds received
from the exercise
of warrants          142,855       1         856                                                           857

Proceeds received
from the exercise
of stock options      89,375       1         330                                                           331

Income tax
benefit on stock
option exercises                             103                                                           103

Unrealized losses
on available for
sale securities,
net of deferred
income taxes of
$25                                                                   (35)                                 (35)

Net income                                             2,516                                             2,516
                   ---------  ------  ----------  ----------   ----------   ---------  --------   ------------
Balance at
Dec. 26, 2004      7,297,432  $   73  $   42,035  $  (14,095)  $       32   1,891,100  $ (7,158)  $     20,887
                   =========  ======  ==========  ==========   ==========   =========  ========   ============

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-nine weeks ended December 26, 2004 and December 28, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                                   2004     2003
                                                                                 -------   -------
Cash flows from operating activities:
        Net income                                                               $ 2,516   $ 1,837
        Adjustments to reconcile net income to
          net cash provided by operating activities:
               Depreciation and amortization                                         663       749
               Amortization of intangible assets                                     196       196
               Amortization of bond premium                                          105        92
               Provision for doubtful accounts                                        11        25
               Gain on sale of available for sale securities                           -       (12)
               Gain on disposal of property and equipment                            (67)     (149)
               Impairment charge on notes receivable                                   -       100
               Deferred income taxes                                                  27     1,198

        Changes in operating assets and liabilities:
               Notes  and accounts receivable, net                                  (959)      141
               Inventories                                                           275        45
               Prepaid expenses and other current assets                            (192)       70
               Accounts payable and accrued expenses                                  20      (675)
               Deferred franchise fees                                               153        78
               Other assets, net                                                       3         8
               Other non current liabilities                                        (383)      132
                                                                                 -------   -------
                 Net cash provided by operating activities                         2,368     3,835
                                                                                 -------   -------
Cash flows from investing activities:
        Proceeds from sale of available for sale securities                          900     1,322
        Purchase of available for sale securities                                 (4,261)   (4,168)
        Purchase of property and equipment                                          (515)     (307)
        Proceeds from sale of restaurants, net                                         -       583
        Proceeds from sale of property and equipment                                  14         6
        Payments received on notes receivable                                        232       603
                                                                                 -------   -------
                 Net cash used in investing activities                            (3,630)   (1,961)
                                                                                 -------   -------
Cash flows from financing activities:
        Repurchases of common stock                                                 (237)     (553)
        Proceeds received from the exercise of stock options and warrants          1,188         -
        Principal repayment of borrowings  and obligations under capital leases     (129)     (144)
                                                                                 -------   -------
        Net cash provided by (used in) financing activities                          822      (697)
                                                                                 -------   -------
Net decrease in cash and cash equivalents                                           (440)    1,177
Cash and cash equivalents, beginning of period                                     3,449     1,415
                                                                                 -------   -------
Cash and cash equivalents, end of period                                         $ 3,009   $ 2,592
                                                                                 =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for income taxes                             $   512   $   266
                                                                                 =======   =======
        Cash paid during the period for interest                                 $    36   $    59
                                                                                 =======   =======
NONCASH FINANCING ACTIVITIES:
        Loan to franchisees in connection with sale of restaurants               $     -   $   600
                                                                                 =======   =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 26, 2004
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's" or the "Company") for the thirteen and thirty-nine week periods ended December 26, 2004 and December 28, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

NOTE C - INCOME FROM CONTINUING OPERATIONS PER SHARE

      Basic income from continuing operations per common share is calculated by dividing income from continuing operations by the weighted-average number of common shares outstanding and excludes any dilutive effect of stock options or warrants. Diluted income from continuing operations per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income from continuing operations per common share result from the assumed exercise of stock options and warrants, using the treasury stock method.

      The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and thirty-nine week periods ended December 26, 2004 and December 28, 2003, respectively.

THIRTEEN WEEKS

                                              Income from                                    Income from
                                         Continuing Operations     Number of Shares     Continuing Operations
                                             (In thousands)         (In thousands)          Per Share
                                         ---------------------     ----------------     ---------------------
                                           2004         2003        2004       2003       2004          2003
                                         --------     --------     -----      -----     --------      -------
Basic EPS
   Basic calculation                     $    476     $    248     5,352      5,286     $   0.09      $  0.04
   Effect of dilutive employee stock
      options and warrants                      -            -       821        456        (0.01)           -
                                         --------     --------     -----      -----     --------      -------
Diluted EPS
   Diluted calculation                   $    476     $    248     6,173      5,742     $   0.08      $  0.04
                                         ========     ========     =====      =====     ========      =======

THIRTY-NINE WEEKS

                                                 Income from                                    Income from
                                           Continuing Operations      Number of Shares      Continuing Operations
                                               (In thousands)          (In thousands)            Per Share
                                           ---------------------      ----------------      ---------------------
                                            2004          2003         2004       2003       2004          2003
                                           -------      --------      -----      -----      -------      --------
Basic EPS
   Basic calculation                       $ 2,525      $  1,851      5,256      5,323      $  0.48      $   0.35
   Effect of dilutive employee stock
      options and warrants                       -             -        747        281        (0.06)        (0.02)
                                           -------      --------      -----      -----      -------      --------

Diluted EPS
   Diluted calculation                     $ 2,525      $  1,851      6,003      5,604      $  0.42      $   0.33
                                           =======      ========      =====      =====      =======      ========

Options and warrants to purchase 19,500 and 249,753 shares of common stock in both the thirteen and thirty-nine week periods ended December 26, 2004 and December 28, 2003, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods. These options and warrants were still outstanding at the end of the respective periods.

NOTE D - STOCK BASED COMPENSATION

      At December 26, 2004, the Company had five stock-based employee compensation plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS")No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. No compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

      The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                               Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                                  (In thousands)              (In thousands)
                                               Dec.26,       Dec.28,       Dec.26,       Dec.28,
                                                2004          2003          2004          2003
                                             -----------    ---------    ----------    ---------
Net income, as reported                      $       476    $     237    $    2,516    $   1,837

Deduct: Total stock-based employee
   compensation expense determined under
   fair value-based method for all awards            (51)         (46)         (153)        (128)
                                             -----------    ---------    ----------    ---------
Pro forma net income                         $       425    $     191    $    2,363    $   1,709
                                             ===========    =========    ==========    =========

Earnings  per Share
     Basic - as reported                     $      0.09    $    0.04    $     0.48    $    0.35
                                             ===========    =========    ==========    =========
     Diluted - as reported                   $      0.08    $    0.04    $     0.42    $    0.33
                                             ===========    =========    ==========    =========
     Basic - pro forma                       $      0.08    $    0.04    $     0.45    $    0.32
                                             ===========    =========    ==========    =========
     Diluted - pro forma                     $      0.07    $    0.03    $     0.39    $    0.30
                                             ===========    =========    ==========    =========

      Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      During the thirty-nine weeks ended December 26, 2004 and December 28, 2003, the Company granted 95,000 and 65,000 options having exercise prices of $5.62 and $4.03 per share, respectively. During the thirteen weeks ended December 28, 2003, the Company granted 25,000 options at an exercise price of $4.38 per share. No options were granted during the thirteen weeks ended December 26, 2004. All of the options granted are vested as follows: 33 1/3% on the first anniversary of the date of grant, 66 2/3% on the second anniversary of the date of grant and 100% on the third anniversary of the date of grant. All options have an expiration date of ten years from the date of grant.

      The weighted average option fair values and the assumptions used to estimate these values are as follows:

                          Thirty-nine Weeks Ended
                          Dec. 26,      Dec. 28,
                            2004          2003
                          ---------     ---------
Option fair values        $   2.87      $   1.60
Expected life (years)          7.0           7.0
Interest rate                 4.50%         3.85%
Volatility                    29.9%         30.6%
Dividend yield                 0.0%          0.0%

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

      During the thirty-nine weeks ended December 28, 2003, the Company sold three Company-owned restaurants for total consideration of $1,083,000 and entered into two management agreements with franchisees to operate two Company-owned restaurants. As the Company expects to have a continuing stream of cash flows from these restaurants, the results of operations for these Company-operated restaurants are included in "Income from continuing operations" in the accompanying consolidated statements of operations for the thirteen and thirty-nine week periods ended December 28, 2003 through the date of sale. There have been no sales of Company-owned restaurants during the thirty-nine weeks ended December 26, 2004.

      The results of operations for these Company-owned restaurants for the thirteen and thirty-nine week periods ended December 28, 2003 are as follows (in thousands):

                                                                Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                                                    Dec. 28, 2003            Dec. 28, 2003
                                                                    -------------            -------------
Sales                                                               $           -            $       1,237
                                                                    =============            =============
Loss from continuing operations before income taxes                 $           -            $        (124)
                                                                    =============            =============

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

      Following is a summary of the results of operations for this restaurant for the thirteen and thirty-nine week periods ended December 26, 2004 and December 28, 2003 (in thousands):

                                                                Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                                                Dec. 26,    Dec. 28,            Dec. 26,       Dec. 28,
                                                                  2004        2003                2004           2003
                                                                  ----        ----                ----           ----
Sales                                                             $  -        $ 222              $ 415          $ 688
                                                                  ====        =====              =====          =====
Loss from operations before income taxes                          $  -        $ (18)             $ (15)         $ (23)
                                                                  ====        =====              =====          =====

NOTE G - STOCK REPURCHASE PROGRAM

      On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through December 26, 2004, Nathan's purchased 891,100 shares of common stock at a cost of approximately $3,488,000 which includes the repurchase of 39,799 shares during the thirty-nine weeks ended December 26, 2004 at a cost of $237,000. As of December 26, 2004, Nathan's has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

                 NOTE H - EXERCISE OF WARRANTS AND STOCK OPTIONS

      In connection with the acquisition of Miami Subs Corporation ("Miami Subs"), which was concluded during fiscal 2000, Nathan's issued 579,040 warrants to purchase Nathans stock at $6.00 per share to the former shareholders of Miami Subs. These warrants had an expiration date of September 29, 2004. During the thirty-nine week period ended December 26, 2004,Nathan's received approximately $857,000 in connection with the exercise of 142,855 warrants in addition to the six warrants which were exercised prior to the beginning of the fiscal year. The remaining 436,179 warrants expired unexercised on September 29, 2004. During the thirty-nine weeks ended December 26, 2004, Nathan's also received approximately $331,000 in connection with the exercise of 89,375 employee stock options.

NOTE I - COMPREHENSIVE INCOME

      The components of comprehensive income are as follows (in thousands):

                                                               Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                                               Dec. 26,    Dec. 28,       Dec. 26,        Dec. 28,
                                                                 2004        2003           2004            2003
                                                               --------    --------       --------        -------
Net income                                                     $    476    $    237       $  2,516        $ 1,837
Unrealized gain (loss) on available-for-sale securities,
  net of tax (benefit) provision of ($7), $1, ($25),
  $2, respectively                                                  (11)          2            (35)             3
                                                               --------    --------       --------        -------
Comprehensive income                                           $    465    $    239       $  2,481        $ 1,840
                                                               ========    ========       ========        =======

Accumulated other comprehensive income at December 26, 2004 and March 28, 2004 consists entirely of unrealized gains and (losses) on available-for-sale securities, net of deferred taxes.

NOTE J - COMMITMENTS AND CONTINGENCIES

1. CONTINGENCIES

      An action was commenced, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee (the "franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee for unspecified damages. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold it harmless against claims asserted and procure an insurance policy which names Miami Subs as an additional insured. Miami Subs has denied any liability to plaintiffs and the franchisee's insurer has agreed to indemnify and defend Miami Subs and has assumed the defense of this action for Miami Subs.

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

2. GUARANTEES

      The Company guarantees certain equipment financing for franchisees with a third-party lender. The Company's maximum obligation, should the franchisees default on the required monthly payments to the third-party lender, for loans funded by the lender, as of December 26, 2004 was approximately $128,000. The equipment financing expires at various dates through fiscal 2008.

      The Company also guarantees a franchisee's note payable with a bank. The note payable matures in April 2007. The Company's maximum obligation, should the franchisee default on the required monthly payments to the bank, for loans funded by the lender, as of December 26, 2004, was approximately $234,000.

3. COMMITMENTS

      We entered into a new employment agreement with Howard M. Lorber, our Chairman and Chief Executive Officer, effective as of January 1, 2005. The agreement expires December 31, 2009. Pursuant to the agreement, Mr. Lorber receives a base salary of $250,000 and an annual bonus equal to 5 percent of our consolidated pre-tax earnings over $5,000,000 for each fiscal year. The agreement further provides for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting payment of $225,000 per year. The employment agreement also provides for life insurance and for the continuation of certain benefits following death or disability. In connection with the agreement, we issued to Mr. Lorber 50,000 shares of restricted common stock which vest ratably over the 5-year term of the employment agreement.

      In the event that Mr. Lorber's officer's employment is terminated without cause, he is entitled to receive his salary and bonus for the remainder of the contract term. The employment agreement further provides that in the event there is a change in the control, as defined in the agreement, Mr. Lorber has the option, exercisable within one year after such event, to terminate his employment agreement. Upon such termination, he has the right to receive a lump sum cash payment equal to the greater of (A) his salary and annual bonuses for the remainder of the employment term (including a prorated bonus for any partial fiscal year), which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination; or (B) 2.99 times his salary and annual bonus for the fiscal year immediately preceding the fiscal year of termination, as well as a lump sum cash payment equal to the difference between the exercise price of any exercisable options having an exercise price of less than the then current market price of our common stock and such then current market price. In addition, we will provide Mr. Lorber with a tax gross-up payment to cover any excise tax due. In the event of termination of employment due to Mr. Lorber's death or disability, he is entitled to receive an amount equal to his salary and annual bonuses for a three-year period, which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination.

NOTE K - RELATED PARTY TRANSACTIONS

      An accounting firm of which Charles Raich, who joined Nathan's Board of Directors on June 15, 2004, serves as Managing Partner, received ordinary tax preparation and other consulting fees of $105,000 during the thirty-nine weeks ended December 26, 2004.

NOTE L - RECLASSIFICATIONS

      Certain reclassifications of prior period balances have been made to conform to the December 26, 2004 presentation.

NOTE M - NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

      In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs--an amendment of ARB No. 43" ("FAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004)
"Share-Based Payment" (SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, stock purchase plans, restricted stock and stock appreciation rights. SFAS No. 123R will require Nathan's to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which Nathan's currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires Nathan's to adopt the new accounting provisions beginning in our second quarter of 2005. Nathan's has not yet determined the impact of applying the various provisions of SFAS No. 123R.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

      As used in this Report, the terms "we", "us", "our", "Nathan's" and the "Company" mean Nathan's Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

      During the fiscal year ended March 26, 2000, we completed two acquisitions that provided us with two highly recognized brands. On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, we acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation we did not already own. Our revenues are generated primarily from operating Company-owned restaurants, selling products under Nathan's Branded Product Program, franchising the Nathan's, Miami Subs and Kenny Rogers restaurant concepts and licensing agreements for the sale of Nathan's products within supermarkets. The Branded Product Program enables foodservice operators to offer Nathans' hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

      In addition to plans for expansion through our Branded Product Program and franchising, Nathan's continues to co-brand within its existing restaurant system and in new units that open. Currently, the Arthur Treacher's brand is being sold within 114 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 64 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 90 Miami Subs and Nathan's restaurants.

      At December 26, 2004, our combined system consisted of 352 franchised or licensed units, six Company-owned units and over 4,800 Nathan's Branded Product points of sale that feature Nathan's world famous all-beef hot dogs, located in 46 states, the District of Columbia and 13 foreign countries. At December 26, 2004, our Company-owned restaurant system included six Nathan's units, as compared to seven Nathan's units at December 28, 2003.

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

Impairment of Goodwill and Other Intangible Assets

      Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions which are used in this test are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment expenses may be required. No goodwill or other intangible assets were determined to be impaired during the thirty-nine weeks ended December 26, 2004.

Impairment of Long-Lived Assets

      Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. No restaurants were determined to be impaired during the thirty-nine weeks ended December 26, 2004.

Impairment of Notes Receivable

      Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. No notes receivable were determined to be impaired during the thirty-nine weeks ended December 26, 2004.

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

      Nathan's recognizes franchise royalties when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee. The number of non-performing units are determined by analyzing the number of months that royalties have been paid during a period. When royalties have been paid for less then the majority of the time frame reported such location is deemed non-performing. Accordingly, the number of non-performing units may differ between the quarterly results and year to date results. Revenue from sub-leasing properties is recognized as income as the revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated statements of operations.

      Nathan's recognizes revenue from the Branded Product Program when it is determined by the manufacturer that the products have been delivered via third party common carrier to Nathans' customers. The purchase of the product by the Company is recorded simultaneously with the revenue.

      In the normal course of business, we extend credit to franchisees for the payment of ongoing royalties and to trade customers of our Branded Product Program. Notes and accounts receivable, net, as shown on our consolidated balance sheets are net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectibility based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectibility of a receivable is doubtful, the associated revenue is not recorded until the facts and circumstances change in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition."

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 26, 2004 COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 28, 2003

Revenues from Continuing Operations

      Total sales increased by $849,000 or 22.1% to $4,690,000 for the thirteen weeks ended December 26, 2004 ("third quarter fiscal 2005") as compared to $3,841,000 for the thirteen weeks ended December 28, 2003 ("third quarter fiscal 2004"). Sales from the Branded Product Program increased by 48.6% to $2,543,000 for the third quarter fiscal 2005 as compared to sales of $1,711,000 in the third quarter fiscal 2004. This increase was attributable to a volume increase of approximately 42.0% and the impact of price increases implemented in the second half of fiscal 2004 in response to commodity cost increases. Company-owned restaurant sales increased by $21,000 or 1.0% to $2,046,000 from $2,025,000 primarily due to higher sales from the five comparable Company-owned Nathan's restaurants (excluding one seasonal location) as compared to the prior fiscal year. During the third quarter fiscal 2005, we realized sales of $101,000 as compared to $105,000 in the third quarter fiscal 2004 in connection with our QVC marketing program.

      Franchise fees and royalties increased by $59,000 or 3.5% to $1,749,000 in the third quarter fiscal 2005 compared to $1,690,000 in the third quarter fiscal 2004. Franchise royalties increased by $106,000 or 7.3% to $1,564,000 in the third quarter fiscal 2005 as compared to $1,458,000 in the third quarter fiscal 2004. This increase is due primarily to improved royalty collections and higher domestic franchise sales. Domestic franchise restaurant sales increased by 1.5% to $41,306,000 in the third quarter fiscal 2005 as compared to $40,706,000 in the third quarter fiscal 2004. Comparable domestic franchise sales (consisting of 179 restaurants) increased by $2,299,000 or 7.1% to $34,695,000 in the third quarter fiscal 2005 as compared to $32,396,000 in the third quarter fiscal 2004. At December 26, 2004, 352 domestic and international franchised or licensed restaurants were operating as compared to 341 domestic and international franchised or licensed restaurants at December 28, 2003. During the thirteen weeks ended December 26, 2004, royalty income from 21 domestic franchised locations has been deemed unrealizable and, as a result, has not been recognized as revenue by the Company as compared to 34 domestic franchised locations during the thirteen weeks ended December 28, 2003. Domestic franchise fee income was $74,000 in the third quarter fiscal 2005 as compared to $91,000 in the third quarter fiscal 2004. During the third quarter fiscal 2005, ten new franchised units opened as compared to opening five new franchised units during the third quarter fiscal 2004. Seven of the new units that opened during the third quarter fiscal 2005 were non-traditional stores whereby lower franchise fees are earned as compared to two non-traditional units during the third quarter fiscal 2004. During the third quarter fiscal 2005, Nathan's also recognized $51,000 in connection with two forfeited franchise fees. International franchise fee income was $60,000 in the third quarter fiscal 2005 as compared to $141,000 during the third quarter fiscal 2004. During the third quarter fiscal 2005, three new international units were opened. During the third quarter fiscal 2004, we received approximately $75,000 of previously unrealized fees from the international Master Franchisor of the Kenny Rogers Brand.

      License royalties were $684,000 in the third quarter fiscal 2005 as compared to $674,000 in the third quarter fiscal 2004. During the third quarter fiscal 2005, higher royalties were earned from the sale of Nathan's frankfurters within supermarkets and club stores, our license agreement for Nathan's french fries, and other smaller license agreements which were substantially offset by lower royalties earned from Nathan's non-food items. During the third quarter fiscal 2004, we marketed the Nathan's "griddle" via infomercial and retailers during the Christmas 2003 season.

      Investment and other income was $106,000 in the third quarter fiscal 2005 versus $46,000 in the third quarter fiscal 2004. During the third quarter fiscal 2005, income from subleasing activities and other income was approximately $80,000 higher than the third quarter fiscal 2004 primarily due to the termination of unprofitable leases which was partially offset by lower amortization of deferred income and other income.

      Interest income was $71,000 in the third quarter fiscal 2005 versus $39,000 in the third quarter fiscal 2004 due primarily to earning higher interest income from the higher balances invested in marketable investment securities.

Costs and Expenses from Continuing Operations

      Cost of sales increased by $755,000 to $3,657,000 in the third quarter fiscal 2005 from $2,902,000 in the third quarter fiscal 2004. Higher costs of approximately $719,000 were incurred primarily in connection with the growth of our Branded Product Program, and higher commodity costs during the third quarter fiscal 2005. During the third quarter fiscal 2005, restaurant cost of sales were higher than the third quarter fiscal 2004 by approximately $36,000. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 66.1% in the third quarter fiscal 2005 as compared to 65.2% in the third quarter fiscal 2004. This increase was the result of higher food and labor costs. The cost of our beef products has continued to increase since the beginning of fiscal 2004. The cost of hot dogs was approximately 3.6% higher during the third quarter fiscal 2005 than the third quarter fiscal 2004. During the third quarter fiscal 2004, the average cost of hot dogs was approximately 5.7% higher than the average cost during the first six months of fiscal 2004. Since then, cost of hot dogs has remained at exceptionally high levels. In response to the cost increases, Nathan's increased selling prices within its Branded Product Program where possible to offset some of the margin pressure during the second half of fiscal 2004. Nathan's had previously increased menu prices in its company-operated restaurants due to these rising costs.

      Restaurant operating expenses increased by $14,000 to $734,000 in the third quarter fiscal 2005 from $720,000 in the third quarter fiscal 2004. This increase is due primarily to higher occupancy and marketing costs which were partly offset by lower utility and insurance costs.

      Depreciation and amortization was $220,000 in the third quarter fiscal 2005 as compared to $226,000 in the third quarter fiscal 2004.

      Amortization of intangible assets was $65,000 in both the third quarter fiscal 2005 and the third quarter fiscal 2004.

      General and administrative expenses increased by $52,000 to $1,959,000 in the third quarter fiscal 2005 as compared to $1,907,000 in the third quarter fiscal 2004. The increase in general and administrative expenses was due primarily to higher personnel and incentive compensation expenses of approximately $102,000 which was partly offset by lower corporate insurance expense and professional fees of approximately $64,000.

      Interest expense was $12,000 during the third quarter fiscal 2005 as compared to $16,000 during the third quarter fiscal 2004. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

      No notes receivable were determined to be impaired during the third quarter fiscal 2005. Impairment charge on notes receivable of $44,000 during the third quarter fiscal 2004 represents the write-down of one non-performing note receivable.

Provision for Income Taxes from Continuing Operations

      In the third quarter fiscal 2005, the income tax provision was $177,000 or 27.1% of income from continuing operations before income taxes as compared to $162,000 or 39.5% of income from continuing operations before income taxes in the third quarter fiscal 2004. During the third quarter fiscal 2005, Nathan's received a refund of prior years' state income taxes, which, net of applicable federal income tax, was approximately $81,000, lowering the effective tax rate by 12.4% during the third quarter fiscal 2005.

Discontinued operations

      The third quarter fiscal 2004 includes the results of one restaurant that was closed pursuant to its lease expiration on September 12, 2004. Revenues and loss before income taxes from this restaurant during the third quarter fiscal 2004 were $222,000 and $18,000, respectively.

THIRTY-NINE WEEKS ENDED DECEMBER 26, 2004 COMPARED TO THIRTY-NINE WEEKS ENDED DECEMBER 28, 2003

Revenues from Continuing Operations

      Total sales increased by $2,339,000 or 14.7% to $18,269,000 for the thirty-nine weeks ended December 26, 2004 ("fiscal 2005 period") as compared to $15,930,000 for the thirty-nine weeks ended December 28, 2003 ("fiscal 2004 period"). Sales from the Branded Product Program increased by 36.8% to $7,939,000 for the fiscal 2005 period as compared to sales of $5,803,000 in the fiscal 2004 period. This increase was attributable to a volume increase of approximately 29% and the impact of price increases implemented in the second half of fiscal 2004 in response to commodity cost increases. Company-owned restaurant sales decreased by $688,000 or 7.0% to $9,189,000 from $9,877,000 primarily due to the operation of five fewer Company-owned stores as compared to the prior fiscal year, which was partly offset by a 6.4% sales increase at our comparable restaurants (consisting of six Nathan's, including one seasonal location). The reduction in Company-owned stores is the result of our franchising three restaurants and entering into two management agreements during the fiscal 2004 period. The financial impact associated with these five restaurants lowered restaurant sales by $1,237,000 and improved restaurant operating profits by $125,000 versus the fiscal 2004 period. During the fiscal 2005 period we realized sales of $1,141,000 as compared to $250,000 in the fiscal 2004 period in connection with our QVC marketing program which was introduced in September 2003. Much of the sales generated by QVC during the fiscal 2005 period were in connection with the "Today's Special Value" program held on May 20, 2004 featuring Nathan's hot dogs.

      Franchise fees and royalties increased by $331,000 or 7.0% to $5,084,000 in the fiscal 2005 period compared to $4,753,000 in the fiscal 2004 period. Franchise royalties increased by $291,000 or 6.8% to $4,589,000 in the fiscal 2005 period as compared to $4,298,000 in the fiscal 2004 period. This increase is due primarily to improved contract compliance and higher domestic franchise sales. Domestic sales increased by 2.2% to $124,324,000 in the fiscal 2005 period as compared to $121,625,000 in the fiscal 2004 period. Comparable domestic franchise sales (consisting of 176 restaurants) increased by $5,811,000 or 6.1% to $100,931,000 in the fiscal 2005 period as compared to $95,120,000 in the fiscal 2004 period. At December 26, 2004, 352 domestic and international franchised or licensed restaurants were operating as compared to 341 domestic and international franchised or licensed restaurants at December 28, 2003. During the thirty-nine weeks ended December 26, 2004, royalty income from 25 domestic franchised locations have been deemed unrealizable as compared to 34 domestic franchised locations during the thirty-nine weeks ended December 28, 2003. Domestic franchise fee income was $260,000 in the fiscal 2005 period as compared to $291,000 in the fiscal 2004 period. During the fiscal 2005 period, 22 new domestic franchised units opened as compared to opening 16 new franchised units and franchising three Company-owned restaurants during the fiscal 2004 period. Fourteen of the new units that opened during the fiscal 2005 period were non-traditional stores whereby lower franchise fees are earned as compared to eight non-traditional units during the fiscal 2004 period. Nathan's also recognized $51,000 in connection with two forfeited domestic franchise fees. International franchise fee income was $184,000 in the fiscal 2005 period as compared to $141,000 during the fiscal 2004 period. During the fiscal 2005 period, six new international units were opened.

      License royalties were $2,507,000 in the fiscal 2005 period as compared to $2,330,000 in the fiscal 2004 period. This increase is primarily attributable to higher royalties earned from the sale of Nathan's frankfurters within supermarkets and club stores and from our license agreements for Nathan's french fries and condiments which were partly offset by lower royalties earned from the sale of the Nathan's "griddle" that was marketed via infomercial and retailers during the Christmas 2003 season.

      Investment and other income was $435,000 in the fiscal 2005 period versus $339,000 in the fiscal 2004 period. During the fiscal 2005 period, income from subleasing activities and other income was approximately $227,000 higher than the fiscal 2004 period primarily due to the termination of unprofitable leases which was partially offset by lower investment income and amortized deferred income. Gains associated with the sale of fixed assets were approximately $82,000 lower during the fiscal 2005 period than during the fiscal 2004 period. In the fiscal 2004 period net gains of $149,000 were realized, primarily in connection with the sale of two Company-owned restaurants to franchisees.

      Interest income was $169,000 in the fiscal 2005 period versus $165,000 in the fiscal 2004 period due primarily to earning higher interest income from our marketable investment securities and lower interest income on notes receivable which were determined to be impaired during the fiscal year ended March 28, 2004.

Costs and Expenses from Continuing Operations

      Cost of sales increased by $1,971,000 to $13,181,000 in the fiscal 2005 period from $11,210,000 in the fiscal 2004 period. Higher costs of approximately $2,634,000 were incurred primarily in connection with the growth of our Branded Product Program. Increased costs were also incurred in connection with our QVC marketing program and higher commodity costs of both programs during the fiscal 2005 period. During the fiscal 2005 period, restaurant cost of sales were lower than the fiscal 2004 period by approximately $663,000. Restaurant cost of sales were lower by approximately $899,000 as a result of operating five fewer Company-owned restaurants during the fiscal 2005 period. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 58.6% in the fiscal 2005 period as compared to 59.5% in the fiscal 2004 period. This decrease was the result of lower labor related costs which were partly offset by higher food costs. The cost of beef products has continued to increase since the beginning of fiscal 2004. The cost of hot dogs was approximately 7.8% higher during the fiscal 2005 period than the fiscal 2004 period. In response to last year's cost increases, Nathan's increased selling prices within its Branded Product Program where possible to offset some of the margin pressure during the second half of fiscal 2004. Nathan's had previously increased menu prices in its company-operated restaurants due to these rising costs.

      Restaurant operating expenses decreased by $325,000 to $2,332,000 in the fiscal 2005 period from $2,657,000 in the fiscal 2004 period. Restaurant operating expenses were lower by $464,000 as a result of operating five fewer restaurants which were partly offset by higher marketing, insurance and occupancy costs.

      Depreciation and amortization decreased by $49,000 to $663,000 in the fiscal 2005 period from $712,000 in the fiscal 2004 period. Depreciation expense was lower by approximately $25,000 as a result of operating five fewer Company-owned restaurants.

      Amortization of intangible assets was $196,000 in both the fiscal 2005 period and the fiscal 2004 period.

      General and administrative expenses increased by $502,000 to $6,025,000 in the fiscal 2005 period as compared to $5,523,000 in the fiscal 2004 period. The increase in general and administrative expenses was due primarily to higher personnel and incentive compensation expenses of approximately $370,000 and higher corporate insurance expense of approximately $95,000. During the fiscal 2004 period, Nathan's recorded an expense reversal of approximately $50,000 from the settlement of a disputed claim.

      Interest expense was $36,000 during the fiscal 2005 period as compared to $55,000 during the fiscal 2004 period. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

      No notes receivable were determined to be impaired during the fiscal 2005 period. Impairment charge on notes receivable of $100,000 during the fiscal 2004 period represents the write-down of one non-performing note receivable.

Provision for Income Taxes

      In the fiscal 2005 period, the income tax provision was $1,506,000 or 37.4% of income from continuing operations before income taxes as compared to $1,213,000 or 39.6% of income from continuing operations before income taxes in the fiscal 2004 period. During the third quarter fiscal 2005, Nathan's received a refund of prior years' state income taxes, which, net of applicable federal income tax, was approximately $81,000, lowering the effective tax rate by 2.0% for the fiscal 2005 period.

Discontinued operations

      The fiscal 2005 and fiscal 2004 periods include the results of one restaurant that was closed pursuant to its lease expiration on September 12, 2004. Revenues generated by this restaurant were $415,000 and $688,000 during the fiscal 2005 and 2004 periods, respectively. Losses before income taxes from this restaurant were $15,000 and $23,000 during the fiscal 2005 and 2004 periods, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

            We are not a party to any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents at December 26, 2004 aggregated $3,009,000, decreasing by $440,000 during the fiscal 2005 period. At December 26, 2004, marketable securities increased by $3,196,000 from March 28, 2004 to $10,673,000 and net working capital increased to $12,743,000 from $9,185,000 at March 28, 2004.

      Cash provided by operations of $2,368,000 in the fiscal 2005 period is due primarily to net income of $2,516,000 and non-cash expenses of $1,002,000 which was partly reduced by increased accounts receivable of $959,000 resulting primarily from higher Branded Product sales and increased royalties.

      Cash used in investing activities of $3,630,000 is comprised primarily of the net purchase of available for sale securities of $3,361,000 and capital expenditures of $515,000 which were partially offset by repayments on notes receivable of $232,000 and proceeds from the sale of other fixed assets of $14,000.

      Cash provided by financing activities of $822,000 is comprised of proceeds received from the exercise of warrants and employee stock options of $1,188,000 which was partially offset by the repurchase of 39,799 shares of common stock of $237,000 and $129,000 for repayments of notes payable.

      On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through December 26, 2004, Nathan's purchased 891,100 shares of common stock at a cost of approximately $3,488,000 which includes the repurchase of 39,799 shares during the thirty-nine weeks ended December 26, 2004 at a cost of $237,000. As of December 26, 2004, Nathan's has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

      We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and to fund those investments from our operating cash flow. We may incur additional capital expenditures in connection with the replacement of a Company-owned restaurant whose lease expired in September 2004.

      There are currently 28 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. Additionally, there is currently one leased vacant property which was previously sublet to a franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of December 26, 2004 was approximately $362,000.

      The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

                                                   Payments Due by Period
                                               -------------------------------
                                              Less than
Cash Contractual Obligations           Total   1 Year   1 - 3 Years  4-5 Years  After 5  Years
----------------------------          -------  -------  -----------  ---------  --------------
Long-Term Debt                        $   861  $   167    $   333     $   333      $    28
Capital Lease Obligations                  49        7         16          20            6
Employment Agreements                   1,696      696        500         500            -
Operating Leases                       15,779    3,632      6,526       3,592        2,029
                                      -------  -------    -------     -------      -------
  Gross Cash Contractual Obligations   18,385    4,502      7,375       4,445        2,063

Sublease Income                         9,021    1,999      3,546       2,036        1,440
                                      -------  -------    -------     -------      -------
   Net Cash Contractual Obligations   $ 9,364  $ 2,503    $ 3,829     $ 2,409      $   623
                                      =======  =======    =======     =======      =======

                                           Amount of Commitment Expiration Per Period
                                 Total    ---------------------------------------------
                                Amounts   Less than
Other Contractual Commitments  Committed    1 Year    1 - 3 Years  4-5 Years  After 5 Years
-----------------------------  ---------    ------    -----------  ---------  -------------
Loan Guarantees                  $362        $138         $224       $   -          -
                                 ----        ----         ----       -----       ----
Total Commercial Commitments     $362        $138         $224       $   -          -
                                 ====        ====         ====       =====       ====


      Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. As of October 1, 2004, we maintained a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under the company's lines of credit.

Item  3. Qualitative and Quantitative Disclosures About Market Risk

CASH AND CASH EQUIVALENTS

      We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 26, 2004, Nathans' cash and cash equivalents aggregated $3,009,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $7,500 per annum for each 0.25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

      We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 26, 2004, the market value of Nathans' marketable investment securities aggregated $10,673,000. Interest income on these marketable investment securities would increase or decrease by approximately $26,700 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at December 26, 2004 that are sensitive to interest rate fluctuations (in thousands):

                            Valuation of securities              Valuation of securities
                             Given an interest rate              Given an interest rate
                           Decrease of X Basis points   Fair   Increase of X  Basis points
                           ---------------------------  Value  ---------------------------
                           (150BPS)  (100BPS)  (50BPS)          +50BPS  +100BPS +150BPS
Municipal notes and bonds  $11,205   $11,023   $10,846  $10,673  $10,504  $10,337  $10,173
                           =======   =======   =======  =======  =======  =======  =======

BORROWINGS

      The interest rate on our borrowings is generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At December 26, 2004, total outstanding debt, including capital leases, aggregated $910,000 of which $861,000 is at risk due to changes in interest rates. The current interest rate is 4.50% per annum and will adjust in January 2006 and January 2009 to prime plus 0.25%. Nathan's also maintains a $7,500,000 credit line at the prime rate (5.25% as of December 14, 2004). The Company has never borrowed any funds under its credit lines. Accordingly, the Company does not believe that fluctuations in interest rates would have a material impact on its financial results.

COMMODITY COSTS

      The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10% in the cost of our food and paper products for the thirty-nine weeks ended December 26, 2004 would have increased or decreased cost of sales by approximately $958,000.

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

CHANGES IN INTERNAL CONTROLS

      There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 26, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      We and our subsidiaries are from time to time involved in ordinary and routine litigation. We are also involved in the following litigation:

      An action has been commenced, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee (the "franchisee") claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee for unspecified damages. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold it harmless against claims asserted and procure an insurance policy which names Miami Subs as an additional insured. Miami Subs has denied any liability to plaintiffs and the franchisee's insurer has agreed to indemnify and defend Miami Subs and has assumed the defense of this action for Miami Subs.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (e) The Company has not repurchased any equity securities during the quarter ended December 26, 2004.

ITEM 6: EXHIBITS

      10.1 Employment Agreement between the Company and Howard Lorber dated as of January 1, 2005.

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

                              NATHAN'S FAMOUS, INC.

Date: February 8, 2005      By: /s/Wayne Norbitz
                                -------------------------------------------
                                Wayne Norbitz
                                President and Chief Operating Officer
                                (Principal Executive Officer)

Date: February 8, 2005      By  /s/ Ronald G. DeVos
                                -------------------------------------------
                                Ronald G. DeVos
                                Vice President - Finance
                                and Chief Financial Officer
                                (Principal Financial and Accounting Officer)