Form 10-K
period 2005-03-27
NATHANS FAMOUS INC
filed 2005-06-23
CIK 69733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 27, 2005
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from_____ to_____

                           Commission File No. 0-3189

                              NATHAN'S FAMOUS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  11-3166443
-----------------------------------------   ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

1400 Old Country Road, Westbury, New York                   11590
-----------------------------------------                 ----------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code      (516) 338-8500
                                                        --------------
           Securities registered pursuant to Section 12(b) of the Act:

          Title of Class          Name of Each Exchange on which Registered
          --------------          -----------------------------------------
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last day of the Registrant's most recently completed second fiscal quarter - September 26, 2004 was approximately $32,148,000.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 20, 2005, there were 5,564,217 shares of Common Stock, par value $.01 per share outstanding.

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

      We have historically operated and franchised fast food units featuring Nathan's famous brand all beef frankfurters, crinkle-cut french fried potatoes, and a variety of other menu offerings. Our Nathan's brand company-owned and franchised units operate under the name "Nathan's Famous," the name first used at our original Coney Island restaurant opened in 1916. During fiscal 1998, we introduced our Branded Product Program which enables foodservice retailers to sell some of Nathan's proprietary products outside of the realm of a traditional franchise relationship. During fiscal 2000, we acquired the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. and also completed a merger with Miami Subs Corporation whereby we acquired the remaining 70% of Miami Subs common stock we did not already own.

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

      At March 27, 2005, our system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 355 franchised units, including 6 units operating pursuant to management agreements, 6 company-owned units concentrated in the New York metropolitan area and more than 5,900 branded product points of sale under our Branded Product Program, located in 46 states, the District of Columbia and 13 foreign countries.

      We plan to seek to continue expanding the scope and market penetration of our Branded Product Program, further develop the restaurant operations of existing franchised and company-owned outlets, open new franchised outlets in traditional or captive market environments, expand the Nathan's retail licensing programs and continue to co-brand within our restaurant system. We may selectively consider opening new company-owned restaurants. We also plan to further develop an international presence through the use of master franchising agreements based upon individual or combined use of our restaurant concepts. Nathan's plans to continue co-branding within its existing restaurant system and in new units that open.

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

RESTAURANT OPERATIONS

Nathan's Concept and Menus

      Our Nathan's concept offers a wide range of facility designs and sizes, suitable to a vast variety of locations and features a core menu, consisting of "Nathan's Famous" all-beef frankfurters, crinkle-cut french fries and beverages. Nathans' menu is designed to be tailored to take advantage of site-specific market opportunities by adding complementary food items to the core menu. The Nathan's concept is suitable to stand alone or be co-branded with other nationally recognized brands.

      Nathans' hot dogs are all-beef and are free from all fillers and starches. Hot dogs are flavored with the original secret blend of spices created by Ida Handwerker in 1916, which historically have distinguished Nathans' hot dogs. Our hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 89 years. Our signature crinkle-cut french fried potatoes are featured at each Nathan's restaurant. Nathans' french fried potatoes are cooked in 100% cholesterol-free corn oil. We believe that the majority of sales in our company-owned units consist of Nathan's famous hot dogs, crinkle-cut french fried potatoes and beverages.

      Individual Nathan's restaurants supplement their core menu of hot dogs, french fries and beverages with a variety of other quality menu choices including: chargrilled hamburgers, chargrilled chicken sandwiches, Philly Cheesesteaks, selected seafood and other chicken items, a breakfast menu and assorted desserts and snacks. While the number of supplemental menus carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Each of these supplemental menu options consists of a number of individual items; for example, the hamburger menu may include chargrilled bacon cheeseburgers, superburgers and super cheeseburgers. We maintain the same quality standard with each of Nathan's supplemental menus as we do with Nathans' core hot dog and french fried potato menu. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. Nathan's also has a "Kids Meal" program in which various menu alternatives are combined with toys to appeal to the children's market. Soft drinks, iced tea, coffee and fresh squeezed lemonade are also offered.

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

      Miami Subs restaurants feature a distinctive decor unique to the Miami Subs concept. The exterior of free-standing restaurants feature an unusual roof design and neon pastel highlights for easy recognition. Interiors have a tropical motif in a neon pink and blue color scheme with murals of fish, mermaids, flamingos and tropical foliage. Exteriors and interiors are brightly lit to create an inviting, attractive ambience to distinguish our restaurants from those of our competitors. At March 27, 2005, 67 of the Miami Subs restaurants were located in freestanding buildings, ranging between 2,000 and 5,000 square feet. Certain other Miami Subs restaurants are scaled down to accommodate non-traditional captive market environments.

      Miami Subs restaurants are typically open seven days a week, generally opening at 10:30 am, with many of the restaurants having extended late-night hours. Indoor service is provided at a walk-up counter where the customer places an order and is given an order number and a drink cup. The customer then proceeds to a self service soda bar while the food is prepared to order. Drive-thru service is provided at substantially all free-standing Miami Subs restaurants. We estimate that drive-thru sales account for approximately 52% of sales in free-standing restaurants that maintain drive-thru service.

      Currently, 71 Miami Subs restaurants offer our co-branded menu consisting of various selections of Nathan's, Kenny Rogers Roasters or Arthur Treachers' signature products and we have created a new image for Miami Subs based upon this co-branding strategy called "Miami Subs Plus."

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

      A traditional Kenny Rogers Roasters restaurant is a free standing building or large in-line unit offering dine-in and drive thru delivery options ranging in size between 3,000 and 4,000 sq. ft. with seating capacity for approximately 125 guests. Other prototype restaurant designs that have been considered include food court units and scaled down in-line and free standing restaurant types.

      The Kenny Rogers Roasters restaurant system consists primarily of approximately 95 restaurants operating internationally and 90 co-branded representations within our Nathan's and Miami Subs restaurant systems domestically.

Franchise Operations

      At March 27, 2005, our franchise system, including our Nathan's, Miami Subs and Kenny Rogers restaurant concepts, consisted of 355 units operating in 23 states and 11 foreign countries.

      Today, our franchise system counts among its 127 franchisees and licensees such well known companies as HMS Host , ARAMARK Leisure Services, Inc., CA1 Services, Inc., Centerplate (formerly known as Service America Corp.), Culinart, Loews Cineplex and National Amusements. We continue to seek to market our franchising program to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units.

      As of March 27, 2005, HMS Host operated 35 franchised outlets, including 12 units at airports, 18 units within highway travel plazas and five units within malls. Additionally, HMS Host operates 36 locations featuring Nathan's products pursuant to our Branded Product Program.

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

      Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us and applied on a system-wide basis. We continuously monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise or license agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise or license agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 27, 2005, ("fiscal 2005") franchisees have opened 26 new Nathan's franchised units in the United States and three Nathan's franchise agreements were terminated for non-compliance.

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

      During the past year, Miami Subs continued its meetings with small groups of franchisees in its primary market of south Florida throughout the year. The purpose of these meetings is principally to improve communications in areas of marketing, promotions, new products, training and personnel motivation, operations and other areas affecting the operation and performance of the franchised restaurants.

      Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 27, 2005, franchisees have opened two new Miami Subs franchised units and no Miami Subs franchise agreements were terminated for non-compliance.

Kenny Rogers Roasters Franchise Program

      Kenny Rogers Roasters domestic franchisees from the previous franchise system were required to execute amended and restated franchise agreements in order to preserve their franchised units. The amended and restated franchise agreement affirmed the franchisees responsibilities and offered reduced royalties to 3% of sales and waived advertising fund payments through March 31, 2001. These reduced rates have been extended until March 31, 2006. Future Kenny Rogers Roasters franchisees will have to execute our current standard franchise agreement which provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 4.5% of restaurant sales and the expenditure of 2.5% of restaurant sales on advertising. In some specific situations, we may offer alternatives to the standard franchise agreement. The initial term of the typical franchise agreement is 20 years, with up to a 20-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

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

      Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. We develop all standards and specifications, which are applied on a system-wide basis and monitor franchisee operations. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee's compliance with its franchise agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 27, 2005, no Kenny Rogers Roasters franchise agreements were terminated for non-compliance.

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

Company-owned Nathan's Restaurant Operations

      As of March 27, 2005, we operated six company-owned Nathan's units, including one seasonal location, in New York. Company-owned units currently range in size from approximately 440 square feet to 10,000 square feet and are principally free-standing buildings. All restaurants, except our seasonal boardwalk location in Coney Island, NY, have seating to accommodate between 60 and 350 customers. The restaurants are designed to appeal to all ages and are open seven days a week. We have established high standards for food quality, cleanliness and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards. Restaurant service areas, seating, signage and general decor are contemporary.

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

Company-owned Miami Subs Restaurant Operations

      During the fiscal year ended March 27, 2005, we did not operate any company-owned Miami Subs restaurants. During fiscal 2004, our four company-operated restaurants located in Southern Florida were franchised or transferred pursuant to Management Agreements. These four company-owned Miami Subs restaurants were free-standing restaurants offering drive-thru operations as well as dine-in seating. These restaurants ranged in size from approximately 2,500 square feet to 4,000 square feet with seating capacity for approximately 90 guests. At present, we do not intend to open any new company-operated Miami Subs restaurants.

Company-owned Kenny Rogers Roasters Restaurant Operations

      In April 2002, we opened a new limited-menu Kenny Rogers food court type outlet, as part of a major remodeling of a large company-owned Nathan's facility in Oceanside, New York. The Kenny Rogers Roasters operations was closed in June 2005.

      At March 27, 2005, we did not operate any Company-owned stand alone Kenny Rogers Roasters restaurants. At present, we do not intend to open any new company-operated Kenny Rogers Roasters restaurants.

International Development

      As of March 27, 2005, our franchisees operated 106 units in 11 foreign countries having significant operations within Malaysia and the Philippines. The vast majority of foreign operations consist of approximately 95 Kenny Rogers Roasters units, although our Nathan's restaurant concept also has 11 foreign franchise operations. During the current fiscal year, our international franchising program opened seven Nathan's in Japan, three Nathan's in Kuwait and one Kenny Rogers Roasters restaurant in the Bahamas.

      During fiscal 2004, we executed a Master Franchise Agreement and a Distribution and Manufacturing Agreement for the Nathan's and Miami Subs rights in Kuwait and are currently in various stages of negotiations for development in other foreign countries. We may continue to grant exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, which would require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally through the use of master franchising agreements based upon individual or combined use of all three restaurant concepts and for the distribution of Nathan's products. During the fiscal year ended March 27, 2005, approximately 3.3% of total revenues were derived from Nathan's international operations.

Location Summary

The following table shows the number of our company-owned and franchised or licensed units in operation at March 27, 2005 and their geographical distribution:

                                                             Franchise
Domestic Locations                     Company              or License(1)            Total
------------------                     -------              -------------            -----
Arizona                                    -                      2                     2
California                                 -                      2                     2
Connecticut                                -                      7                     7
Delaware                                   -                      1                     1
Florida                                    -                     91                    91
Georgia                                    -                      4                     4
Kentucky                                   -                      2                     2
Maine                                      -                      1                     1
Maryland                                   -                      2                     2
Massachusetts                              -                      3                     3
Michigan                                   -                      1                     1
Minnesota                                  -                      1                     1
Missouri                                   -                      3                     3
Nevada                                     -                      4                     4
New Jersey                                 -                     41                    41
New York                                   6                     60                    66
North Carolina                             -                      9                     9
Ohio                                       -                      4                     4
Pennsylvania                               -                      5                     5
South Carolina                             -                      1                     1
Tennessee                                  -                      1                     1
Texas                                      -                      1                     1
Virginia                                   -                      3                     3
                                          --                    ---                   ---
Domestic Subtotal                          6                    249                   255
                                          --                    ---                   ---

International Locations
-----------------------
Bahamas                                    -                      1                     1
China                                      -                      8                     8
Cypress                                    -                      1                     1
Egypt                                      -                      3                     3
Hong Kong                                  -                      2                     2
Japan                                      -                      7                     7
Kuwait                                     -                      3                     3
Malaysia                                   -                     31                    31
Philippines                                -                     44                    44
Singapore                                  -                      4                     4
United Arab Emirates                       -                      2                     2
                                          --                    ---                   ---
International Subtotal                     -                    106                   106
                                          --                    ---                   ---

Grand Total                                6                    355                   361
                                          ==                    ===                   ===

(1) Amounts include 6 units operated by third parties pursuant to management agreements and does not include our Branded Product Program.

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

      As of March 2005, the Branded Product Program was comprised of over 5,900 points of sale. The program is unique in its flexibility and broad appeal. Hot dogs are offered in a variety of sizes and even come packaged with buns for vending machine use. The Canteen Corporation, America's largest vending company, uses Nathan's packaged hot dogs as part of its system. During fiscal 2005, Nathan's hot dogs continued to be promoted as part of the pretzel dogs sold at over 570 Auntie Ann's. Nathan's hot dogs were introduced in over 320 Circle K convenience stores and approximately 100 Subway restaurants operating within Wal-Mart stores.

      During the past two years, the number of locations offering the Nathan's branded products have been significantly expanded. Today, Nathan's hot dogs are being offered in major hotel and casino operations such as Park Place Entertainment (Caesar's, Paris, Bally's, Flamingo, etc.), as well as by all of the Trump Casino operations in Atlantic City, New Jersey. National movie theaters, such as National Amusements, Loews Theaters and Muvico, also offer Nathan's at their concession stands. A wide variety of colleges and universities serve Nathan's hot dogs. Our products are also offered in the cafeteria at the House of Representatives and the Kennedy Space Center. Nathan's hot dog was named the official non-kosher hot dog of the New York Yankees for the 2001-2006 baseball seasons. In April 2005, Nathan's was also named an official hot dog of the New York Mets for the 2005 - 2007 baseball seasons.

      Additionally, Nathan's hot dogs are currently being offered at a variety of restaurant chains such as Johnny Rockets, Flamers, Subway and A&W Hot Dogs & More. Of particular significance is our expansion into over 1,500 retail locations, approximately 1,800 convenience stores with companies such as Exxon/Mobil, and approximately 1,000 locations that are operated by various contract feeders. As we expand the program, we continue to encounter new business opportunities. Nathan's is offered in retail environments, universities, entertainment centers, casinos, airport and travel plazas and on Amtrak Trains throughout the nation.

Expansion Program

      We expect to continue the growth of our Branded Product Program through the addition of new points of sale primarily for Nathan's hot dogs. We believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan's branded products throughout the foodservice industry. In addition, certain Miami Subs, Kenny Rogers Roasters and additional Nathan's products may be included as part of our Branded Product Program.

      We also expect to continue opening new franchised units individually and on a co-branded basis, expanding product distribution through various means such as branded products and retail licensing arrangements, developing master franchising programs in foreign countries and continuing to introduce our restaurant concepts' signature products through co-branding efforts within our restaurant system.

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

      We believe that our international development efforts will continue to garner a variety of interest as a result of the unique co-branding and product distribution opportunities that we now offer. We believe that in addition to restaurant franchising, there is the opportunity to further increase revenues by offering master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, subfranchising restaurants to others, licensing the manufacture of our signature products, selling our signature products through supermarkets or other retail venues and allowing for the further development of our Branded Product Program. Qualified persons or entities must have satisfactory foodservice experience managing multiple units, the appropriate infrastructure and the necessary financial resources to support the business development.

      During fiscal 2004, we test marketed the sale of Nathan's hot dogs on the QVC television network. On May 20, 2004, Nathan's was featured as a "Today's Special Value", based upon the results of this test. During the balance of fiscal 2005, our products were also promoted on 18 additional QVC showings. We also developed additional products exclusively for sale by QVC such as cheese dogs and hot dogs on a stick. On May 12, 2005 we were once again featured as a "Today's Special Value"and intend to further develop this distribution channel throughout fiscal 2006.

Co-branding

      We believe that there is an opportunity for co-branding our restaurant concepts. In addition to the three restaurant concepts that we own, we also maintain certain co-branding rights for the use of the brand "Arthur Treacher's Fish & Chips" within the United States. Franchisees wishing to co-brand with our other brands receive a current Uniform Franchise Offering Circular ("UFOC") and execute a participation agreement as a rider to their franchise agreement.

      During 2001, we began implementing our co-branding strategy within our restaurant system. The "Host Restaurants" continued to operate pursuant to their original franchise agreements. Participating franchisees executed an addendum to their agreement which defined the terms of our co-branding relationship. In January 2001, we began to implement our co-branding strategy by offering the Miami Subs franchise community the ability to add Nathan's, Kenny Rogers Roasters and Arthur Treachers' signature products to their menus. As part of this co-branding strategy for the Miami Subs franchise system, an entirely new marketing approach was developed to include the name "Miami Subs Plus". Since fiscal 2002, we have continued to co-brand within the Nathan's restaurant system by adding the

Kenny Rogers and Arthur Treacher's brands into Nathan's restaurants, and we intend to continue these co-branding efforts with new and existing franchisees in the future.

      Currently, the Arthur Treacher's brand is being sold within 114 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 65 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 90 Miami Subs and Nathan's restaurants.

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

Licensing Program

      We license Specialty Food Group, Inc. "SFG, Inc." (successor to SMG, Inc.) to produce packaged hot dogs and other meat products according to Nathans' proprietary recipes and spice formulations, and to use "Nathan's Famous" and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, club stores and groceries, thereby providing foods for off-premises consumption. The SFG agreement expires in 2014 and provides for royalties ranging between 3% to 5% of sales. The percentage varies based on sales volume, with escalating minimum royalties. Earned royalties of approximately $2,451,000 in fiscal 2005 exceeded the contractual minimum established under the agreement. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the "Nathan's Famous" hot dog in their homes helps promote "Nathan's Famous" restaurant patronage. Supermarket sales of our hot dogs are concentrated in the New York metropolitan area, New England, Florida, California, the Mid-Atlantic states and certain other select markets. Over the past year, SFG, Inc. has developed a variety of new products which include four different flavored Link Beef Sausages, two different flavored Dinner Sausages and Cheese Franks. Nathan's has surpassed the Hebrew National brand as the number one selling premium all beef hot dog in the United States for the fifty-two weeks ended April 16, 2005. For the same period of time, Nathan's was the third highest selling all beef hot dog in the United States surpassed only by the Ball Park and Oscar Mayer brands. Royalties from SFG provided the majority of our fiscal 2005 retail license revenues.

      We license the manufacture of the proprietary spices and marinade which are used to produce Nathans' hot dogs and Kenny Rogers chicken. During fiscal 2005 and 2004, we earned $336,000 and $288,000, respectively, under these agreements.

      During fiscal 2004, we entered into an agreement with ConAgra to test the production and retail distribution of Nathan's frozen french fries. The product was solely available at Shop Rite supermarkets in the New York City area during fiscal 2004. Based on the success of this test, we introduced Nathan's frozen french fries in approximately 1,200 Publix and Winn-Dixie supermarkets in Florida during the summer of 2004. Currently, Nathan's french fries are sold in all of the major supermarkets in the New York City metropolitan area.

      During fiscal 2005, certain products were also distributed under licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Product's Co., Inc. and Premio Foods, Inc. These companies licensed the "Nathan's Famous" name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut, pickles and certain meat products which are not covered by the SFG license agreement. These products have been distributed on a limited basis. Fees and royalties earned during fiscal 2005 were approximately $175,000.

      In fiscal 2004, we first licensed the sale of a Nathan's stove-top griddle which was marketed via televised infomercial and direct retail. During fiscal 2005, we continued to sell the stove-top griddle at retail only and have been focusing on developing new products, along with establishing a new relationship for the direct marketing of these products. Revenue derived under this agreement was $325,000 during fiscal 2004 and $38,000 during fiscal 2005. We intend to continue these efforts to develop and market additional Nathan's non-food items during fiscal 2006.

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

      Throughout fiscal 2005, Nathans' primary marketing emphasis continued to be focused on local store marketing campaigns featuring a value oriented strategy supplemented with promotional "Limited Time Offers." We anticipate that near-term marketing efforts for Nathan's will continue to emphasize local store marketing activities.

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

      We maintain a separate Production Advertising Fund for the creation and development of advertising, marketing, public relations, research and related programs for the Miami Subs system, as well as for other activities that are deemed appropriate. Franchisee and any company-operated restaurants contribute ..50% of each restaurant's gross sales to this fund. In addition, we maintain certain Regional Advertising Funds in which franchised and company-operated restaurants in the region contribute 1.75% of each restaurant's gross sales. If a restaurant is not located in an area where a regional advertising fund has been established, the franchisee or company-operated restaurant is required to spend at least 1.75% of the restaurant's gross sales for local advertising.

      Miami Subs' advertising programs principally use print, and carry the theme that Miami Subs offers a variety of menu selections at competitive, fast food prices.

      The physical facility of each Miami Subs restaurant represents a key component of Miami Subs' marketing strategy. The restaurants have well-lit exteriors featuring a distinctive roof design, an abundance of pastel neon lights and a lively interior featuring a tropical motif which we believe creates strong appeal during the day and night.

      We maintain separate advertising funds on behalf of the Kenny Rogers Roasters franchise system for regional and national advertising under the NF Roasters Corp. Franchise Agreement. Franchisees who signed up to participate in the new system were required to contribute to the advertising funds .50% of restaurant sales for advertising and promotion for the year April 1, 1999 through March 31, 2000 and .75% of restaurant sales for advertising and promotion thereafter. However, contributions to the marketing fund for the years April 1, 2000 through March 31, 2006 have been waived. New franchisees will be expected to spend on local marketing activities or contribute to the advertising funds up to 2.5% of restaurant sales for advertising and promotion.

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

      Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. At March 27, 2005, we offered for sale beer or wine in two of our existing company-operated restaurants. Each of these restaurants have current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

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

EMPLOYEES

      At March 27, 2005, we had 238 employees, of whom 53 were corporate management and administrative employees, 30 were restaurant managers and 155 were hourly full-time and part-time food-service employees. Food-service employees at four locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC , Retail, Wholesale and Department Store Union, under agreement which expires in June 2006. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 33 years.

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

      We have registered the marks "MIAMI SUBS AND DESIGN" and "MIAMI SUBS GRILL AND DESIGN" with the United States Patent and Trademark Office. In addition, the marks have been registered in numerous foreign countries.

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

      Our restaurant system competes with numerous restaurants and drive-in units operating on both a national and local basis, including major national chains with greater financial and other resources than ours. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. We also compete with local restaurants and diners on the basis of menu diversity, food quality, price, size, site location and name recognition. There is also active competition for management personnel as well as suitable commercial sites for restaurants.

      We believe that our emphasis on our signature products and the reputation of these products for taste and quality set us apart from our major competitors. As fast food companies have experienced flattening growth rates and declining average sales per restaurant, some of them have adopted "value pricing" and or deep discount strategies. These strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors' price reductions. We have introduced our own form of "value pricing," selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions. We have expanded our value pricing strategy by offering multi-sized alternatives to our value priced combo meals. Extensive price discounting in the fast food industry could have an adverse effect on our financial results.

      We also compete with many franchisors of restaurants and other business concepts for the sale of franchises to qualified and financially capable franchisees.

      Our Branded Product Program competes directly with a variety of nationally recognized hot dog companies. Our products primarily compete based upon price, quality and value to the foodservice operator and consumer. We believe that the reputation of the Nathan's brand for superior quality along with the unique operational support provided to the foodservice operator provides Nathan's with a competitive advantage.

      Our retail licensing program for the sale of packaged foods within supermarkets, compete primarily on the basis of reputation, flavor, quality and price. In most cases, we compete against nationally recognized brands that have significantly greater resources then those at our disposal.

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

ITEM 2. PROPERTIES

      Our principal executive offices consist of approximately 9,700 sq. ft. of leased space in a modern, high-rise office building in Westbury, New York which expires in November 2009. We also own Miami Subs' regional office consisting of approximately 8,500 sq. ft. in Fort Lauderdale, Florida. We currently own two restaurant properties consisting of a 2,650 sq. ft. Nathan's restaurant, at 86th Street in Brooklyn, New York located on a 25,000 sq. ft. lot, and a 2,600 sq. ft. Miami Subs restaurant in Miami, FL located on a 25,000 sq. ft. lot. At March 27, 2005, other company-owned restaurants which were operating were located in leased space with terms expiring as shown in the following table:

                                               Current Lease      Approximate
Nathan's Restaurants         Location         Expiration Date    Square Footage
----------------------     ---------------    ---------------    --------------
Coney Island               Brooklyn, NY       December 2007          10,000
Coney Island Boardwalk     Brooklyn, NY       October 2005              440
Long Beach Road            Oceanside, NY      May 2011                7,300
Central Park Avenue        Yonkers, NY        April 2010             10,000
Broad Hollow Road          Farmingdale, NY    April 2008              2,200

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

      At March 27, 2005, we were the sublessor to 29 properties pursuant to these arrangements; five of the restaurants leased/sub-leased to franchisees or others are located outside of Florida or the metropolitan New York area.

      Aggregate rental expense, net of sublease income, under all current leases amounted to $1,278,000 in fiscal 2005.

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

      An employee of a Miami Subs franchised restaurant commenced an action for unspecified damages in the United States District Court, Southern District of Florida in September 2004 against Miami Subs Corporation, Miami Subs USA, Inc., and three Miami Subs franchisees, FMI Subs Corporation, NEESA Subs Corp. and Muhammad Amin, (the "franchisees"), claiming that she was not paid overtime when she worked in excess of 40 hours per week, in violation of the Fair Labor Standards Act. The action also seeks damages for any other employees of the defendants who would be similarly entitled to overtime. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisees are obligated to operate their Miami Subs franchises in compliance with the law, including all labor laws. On May 27, 2005, this action was settled without payment to the plaintiffs by Miami Subs Corporation.

      In July 2001, a female manager at one of our company-owned restaurants filed a charge with the Equal Employment Opportunity Commission ("EEOC") claiming sex discrimination in violation of Title VII of the Civil Rights Act of 1964 and a violation of the Equal Pay Act. The employee claimed that she was being paid less than male employees for comparable work, which Nathan's denied. Although the parties agreed to a settlement in March 2004 for approximately $10,000, such agreement was not finalized and in June and August 2004, the employee filed further charges with the EEOC claiming that Nathan's had retaliated against her, first by refusing her request for a shift change and then by terminating her employment in July 2004. Following a determination by the EEOC in May 2005 that there was no reasonable cause to believe that the employee was terminated in retaliation for filing a charge of discrimination, but that there was reasonable cause to believe that she was paid less than similarly situated males in violation of the Equal Pay Act and Title VII and that she was denied a request for a change in shift in retaliation for filing the discrimination charge, the EEOC advised that it would engage in conciliation and settlement efforts to try to resolve the employee's charges. Nathan's intends to cooperate with the EEOC's conciliation efforts in the hope that this matter can be settled on reasonable terms. If it cannot, and the employee or the EEOC commences legal proceedings, Nathan's will defend the matter vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES

      Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System ("Nasdaq") under the symbol "NATH." The following table sets forth the high and low closing sales prices per share for the periods indicated:

                                                  High            Low
                                                -------         ------
Fiscal year ended March 27, 2005
         First quarter                          $  6.16         $ 5.50
         Second quarter                            6.30           5.61
         Third quarter                             8.35           5.86
         Fourth quarter                            8.39           7.01

Fiscal year ended March 28,  2004
         First quarter                          $  3.93         $ 3.38
         Second quarter                            4.87           3.48
         Third quarter                             5.36           4.22
         Fourth quarter                            5.99           5.00

At June 20, 2005 the closing price per share for our common stock, as reported by Nasdaq was $9.48.

DIVIDEND POLICY

      We have not declared or paid a cash dividend on our common stock since our initial public offering and do not anticipate that we will pay any dividends in the foreseeable future. It is our Board of Directors' policy to retain all available funds to finance the development and growth of our business and to purchase stock pursuant to our stock buyback program. The payment of any cash dividends in the future will be dependent upon our earnings and financial requirements.

SHAREHOLDERS

      As of June 20, 2005, we had 836 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                (d) MAXIMUM
                                                                      (c) TOTAL NUMBER OF     NUMBER OF SHARES
                                                                       SHARES PURCHASED        THAT MAY YET BE
                       (a) TOTAL NUMBER OF     (b) AVERAGE PRICE      AS PART OF PUBLICLY     PURCHASED UNDER
    PERIOD               SHARES PURCHASED       PAID PER SHARE          ANNOUNCED PLANS           THE PLAN
---------------        -------------------     -----------------      -------------------     ----------------
DEC. 28 2004 -
JAN. 23 2005                    -0-                  $ -0-                1,891,100                108,900

JAN. 24, 2005 -
FEB. 20, 2005                   -0-                  $ -0-                1,891,100                108,900

FEB. 21, 2005 -
MAR. 27, 2005                55,380                  $7.90                1,891,100                108,900
                             ------                  -----                ---------                -------
TOTAL                        55,380                  $7.90                1,891,100                108,900
                             ------                  -----                ---------                -------

On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to our stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction by September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. To date, we have repurchased 891,100 shares of common stock in open market transactions. Nathan's is authorized to repurchase up to an additional 108,900 shares of common stock. There is no set time limit on the purchases.

On March 11, 2005, our Chairman and Chief Executive Officer exercised a stock option to purchase 100,000 shares of common stock at an exercise price of $4.375 per share (the "Option"). Pursuant to the terms of the 1992 Stock Option Plan, under which the Option was granted, the Option exercise price was paid by delivery of 55,380 "mature shares" previously owned by him. The repurchase of these shares was not under the publicly announced stock repurchase plan.

EQUITY COMPENSATION PLAN INFORMATION

      The following chart summarizes the options and warrants outstanding and available to be issued at March 27, 2005:

                                                                                          NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                BE ISSUED UPON EXERCISE OF     EXERCISE PRICE OF       EQUITY COMPENSATION PLANS
                                 OUTSTANDING OPTIONS AND    OUTSTANDING OPTIONS AND      (EXCLUDING SECURITIES
                                        WARRANTS                  WARRANTS               REFLECTED IN COLUMN (a))
       PLAN CATEGORY                       (a)                      (b)                          (c)
--------------------------      --------------------------  -----------------------    --------------------------
  EQUITY COMPENSATION
PLANS APPROVED BY SECURITY
        HOLDERS                        1,031,046                  $ 4.0886                      203,500

   EQUITY COMPENSATION
  PLANS NOT APPROVED BY
     SECURITY HOLDERS                    632,500                  $ 3.3271                        -0-
                                       ---------                  --------                      -------
        TOTAL                          1,663,546                  $ 3.7991                      203,500
                                       ---------                  --------                      -------

Warrants

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

      On June 20, 2005, there were options outstanding to purchase an aggregate 482,500 shares of common stock with a weighted average exercise price of $3.351, each of which has a term of ten years from its grant date. Since the inception of the 1998 Plan, 17,500 options have been exercised and no options have lapsed.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                             FISCAL YEARS ENDED
                                                          MARCH 27,   MARCH 28,   MARCH 30,  MARCH 31,  MARCH 25,
                                                            2005      2004 (2)    2003 (2)  2002 (1, 2) 2001 (2)
                                                          --------    --------    --------- ----------  --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
Revenues:
   Sales                                                  $ 23,296    $ 19,848    $  23,809  $  26,400  $ 28,796
   Franchise fees and royalties                              6,774       6,286        5,977      7,944     8,814
   License royalties, investment and other income            4,042       3,628        3,033      4,106     3,561
                                                          --------    --------    ---------  ---------  --------
      Total revenues                                        34,112      29,762       32,819     38,450    41,171
                                                          --------    --------    ---------  ---------  --------
Costs and Expenses:
   Cost of sales                                            17,266      14,198       16,012     17,644    18,536
   Restaurant operating expenses                             3,063       3,441        5,292      6,221     7,315
   Depreciation and amortization                               918         898        1,270      1,354     1,499
   Amortization of intangible assets                           263         261          278        888       839
   General and administrative expenses                       8,341       7,519        8,600      9,292     8,978
   Interest expense                                             49          75          132        256       310
   Impairment of long-lived assets                               -          25        1,367        392       127
   Impairment of notes receivable                                -         208        1,425        185       151
   Other expense (income), net                                 (16)         45          232       (210)      462
                                                          --------    --------    ---------  ---------  --------
     Total costs and expenses                               29,884      26,670       34,608     36,022    38,217
                                                          --------    --------    ---------  ---------  --------
Income (loss) from continuing operations before
     provision (benefit) for income taxes                    4,228       3,092       (1,789)     2,428     2,954
Provision (benefit) for income taxes                         1,482       1,140         (283)     1,049     1,389
                                                          --------    --------    ---------  ---------  --------
   Income (loss) from continuing operations                  2,746       1,952       (1,506)     1,379     1,565
                                                          --------    --------    ---------  ---------  --------

Discontinued operations
 (Loss) income from discontinued operations before
 income taxes                                                  (15)        (98)        (206)      (217)       68
 (Benefit) provision for income taxes                           (6)        (40)         (82)       (87)       27
                                                          --------    --------    ---------  ---------  --------
 (Loss) income from discontinued operations                     (9)        (58)        (124)      (130)       41
                                                          --------    --------    ---------  ---------  --------

 Income (loss) before cumulative effect of accounting
    change                                                   2,737       1,894       (1,630)     1,249     1,606

 Cumulative effect of change in accounting principle,
  net of tax benefit of $ 854 in 2003                            -           -      (12,338)         -         -
                                                          --------    --------    ---------  ---------  --------
     Net  income (loss)                                   $  2,737    $  1,894    ($ 13,968) $   1,249  $  1,606
                                                          ========    ========    =========  =========  ========

Basic income (loss) per share:
Income (loss) from continuing operations                  $   0.52    $   0.37    ($   0.25) $    0.20  $   0.22
Income (loss) from discontinued operations                       -       (0.01)       (0.03)     (0.02)      .01
Cumulative  effect of change in  accounting principle            -           -        (2.06)         -         -
                                                          --------    --------    ---------  ---------  --------
     Net income (loss)                                    $   0.52    $   0.36    ($   2.34) $    0.18  $   0.23
                                                          ========    ========    =========  =========  ========

Diluted income (loss)  per share:
 Income (loss) from continuing operations                 $   0.45    $   0.34    ($   0.25) $    0.20  $   0.22
 Income (loss) from discontinued operations                      -       (0.01)       (0.03)     (0.02)      .01
 Cumulative  effect of change in  accounting principle           -           -        (2.06)         -         -
                                                          --------    --------    ---------  ---------  --------
     Net  income (loss)                                   $   0.45    $   0.33    ($   2.34) $    0.18  $   0.23
                                                          ========    ========    =========  =========  ========

Dividends                                                        -           -            -          -         -

Weighted average shares used in computing
net income (loss)  per share
     Basic                                                   5,307       5,306        5,976      7,048     7,059
     Diluted (3)                                             6,080       5,678        5,976      7,083     7,098

Balance Sheet Data at End of Fiscal Year:
   Working capital                                        $ 14,009    $  9,185    $   5,935  $   9,565  $  5,210
   Total assets                                             31,269      27,584       25,886     48,745    51,826
   Long term debt, net of current maturities                   692         866        1,053      1,220     1,789
   Stockholders' equity                                   $ 21,356    $ 17,352    $  16,383  $  36,145  $ 35,031
                                                          ========    ========    =========  =========  ========

Selected Restaurant Operating Data:

Company-owned Restaurant Sales (4)                        $ 11,538    $ 12,780    $  21,955  $  27,484  $ 30,946
                                                          ========    ========    =========  =========  ========
Number of Units Open at End of Fiscal Year:
     Company-owned                                               6           7           12         22        25
                                                          ========    ========    =========  =========  ========
     Franchised                                                355         338          343        364       386
                                                          ========    ========    =========  =========  ========

Notes to Selected Financial Data

(1) Our fiscal year ends on the last Sunday in March which results in a 52 or 53 week year. Fiscal 2002 was a 53 week year.

(2) Results have been adjusted to reflect the closure of one restaurant during the fiscal year ended March 27, 2005 and reclassification of results of that restaurant's operations to discontinued operations.

(3) Common stock equivalents have been excluded from the computation for the year ended March 30, 2003 as, due to the net loss, the impact of their inclusion would have been anti-dilutive.

(4) Company-owned restaurant sales represent sales from restaurants presented within continuing operations and discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      As used in this Report, the terms "we", "us", "our", "the Company" and "Nathan's" mean Nathan's Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

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

      In addition to plans for expansion through franchising and our Branded Product Program, Nathan's continues to co-brand within its existing restaurant system. Currently, the Arthur Treacher's brand is being sold within 114 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 65 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 90 Miami Subs and Nathan's restaurants.

      At March 31, 2002, Nathan's owned 22 company-operated restaurants. During the fiscal year ended March 30, 2003, Nathan's abandoned eight company-operated restaurants pursuant to early lease terminations which are presented as discontinued operations pursuant to SFAS No. 144 in the accompanying financial statements. Nathan's franchised two company-operated restaurants during the fiscal year ended March 30, 2003. During the fiscal year ended March 28, 2004, Nathan's franchised three company-operated restaurants and entered into two management agreements with franchisees to operate two company-operated restaurants. During the fiscal year ended March 27, 2005, Nathan's closed one company-operated restaurant due to its lease expiration. The remaining six restaurants are presented as continuing operations in the accompanying financial statements.

      At March 27, 2005, our system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 355 franchised units, including 6 units operating pursuant to management agreements, 6 company-owned units, including one seasonal location, within the New York metropolitan area and more than 5,900 branded product points of sale under our Branded Product Program, located in 46 states, the District of Columbia and 13 foreign countries. At March 27, 2005, our company-owned restaurant system included six Nathan's units, as compared to seven Nathan's units at March 28, 2004.

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

Impairment of Goodwill and Other Intangible Assets

      Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions which are used in this test are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment charges may be required in the future. In the first quarter of fiscal 2003, Nathan's adopted SFAS No. 142. In connection with the implementation of this new standard in fiscal 2003, Goodwill, Trademarks, Trade Names and Recipes were deemed to be impaired and their carrying value was written down by $13,192,000, or $12,338,000, net of an income tax benefit of $854,000. No goodwill or other intangible assets were determined to be impaired during the fifty-two week periods ended March 27, 2005 or March 28, 2004.

Impairment of Long-Lived Assets

      Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually, and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. During the fifty-two week period ended March 27, 2005, no impairment charges on long-lived assets were recorded. During the fifty-two week period ended March 28, 2004, we identified one restaurant that had been impaired and recorded impairment charges of approximately $25,000. During the fifty-two weeks ended March 30, 2003, we identified seven restaurants that had been impaired and recorded impairment charges of approximately $1,367,000.

Impairment of Notes Receivable

      Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended, requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; and/or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over the projected term. During the fifty-two week period ended March 27, 2005, no impairment charges on notes receivable were recorded. We previously identified certain notes receivable that had been impaired and recorded impairment charges of approximately $208,000 relating to two notes and $1,425,000 relating to nine notes during the fifty-two weeks ended March 28, 2004 and March 30, 2003, respectively.

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

      Franchise and area development fees, which are typically received prior to completion of the revenue recognition process, are recorded as deferred revenue. Initial franchise fees, which are non-refundable, are recognized as income when substantially all services to be performed by Nathan's and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. The following services are typically provided by the Company prior to the opening of a franchised restaurant:

         o  Approval of all site selections to be developed.
         o Provision of architectural plans suitable for restaurants to be developed.
         o Assistance in establishing building design specifications, reviewing construction compliance and equipping the restaurant.
         o Provision of appropriate menus to coordinate with the restaurant design and location to be developed.
         o Provide management training for the new franchisee and selected staff.
         o Assistance with the initial operations of restaurants being developed.

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

      Nathan's recognizes franchise royalties when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee, or until collectibility is deemed to be reasonably assured. The number of non-performing units are determined by analyzing the number of months that royalties have been paid during a period. When royalties have been paid for less then the majority of the time frame reported, such location is deemed non-performing. Accordingly, the number of non-performing units may differ between the quarterly results and year to date results. Revenue from sub-leasing properties is recognized as income as the revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the consolidated statements of operations.

      Nathan's recognizes revenue from the Branded Product Program when it is determined that the products have been delivered via third party common carrier to Nathans' customers.

      Nathan's recognizes revenue from royalties on the licensing of the use of its name on certain products produced and sold by outside vendors. The use of Nathans' name and symbols must be approved by Nathan's prior to each specific application to ensure proper quality and project a consistent image. Revenue from license royalties is recognized when it is earned and deemed collectible.

      In the normal course of business, we extend credit to franchisees for the payment of ongoing royalties and to trade customers of our Branded Product Program. Notes and accounts receivable, net, as shown on our consolidated balance sheets are net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectibility based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectibility of a receivable at the date of the transaction is doubtful, the associated revenue is not recorded until the facts and circumstances change in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition."

Self-insurance Liabilities

      We are self-insured for portions of our general liability coverage. As part of our risk management strategy, our insurance programs include deductibles for each incident and in the aggregate for each policy year. As such, we accrue estimates of our ultimate self insurance costs throughout the policy year. These estimates have been developed based upon our historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, our annual self insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self-insurance accrual at March 27, 2005 and March 28, 2004 was $324,000 and $346,000, respectively. During the fifty-two weeks ended March 27, 2005, we reversed approximately $71,000 of previously recorded insurance accruals to reflect the revised estimated cost of claims. Also, during the fifty-two weeks ended March 28, 2004, we reversed approximately $268,000 of previously recorded insurance accruals for items that have been concluded without further payment. Finally, during the fifty-two weeks ended March 30, 2003, we completed an evaluation of the outstanding claims and reserves in conjunction with our external risk manager and reversed $196,000 of previously recorded self insurance accruals for those claims on which our exposure had been settled.

RESULTS OF OPERATIONS

FISCAL YEAR END MARCH 27, 2005 COMPARED TO FISCAL YEAR ENDED MARCH 28, 2004

Revenues from Continuing Operations

      Total sales increased by $3,448,000 or 17.4% to $23,296,000 for the fifty-two weeks ended March 27, 2005 ("fiscal 2005 period") as compared to $19,848,000 for the fifty-two weeks ended March 28, 2004 ("fiscal 2004 period"). Sales from the Branded Product Program increased by 41.7% to $10,838,000 for the fiscal 2005 period as compared to sales of $7,651,000 in the fiscal 2004 period. This increase was attributable to a volume increase of approximately 44.7% and price increases which were partly offset by higher sales allowances. Company-owned restaurant sales decreased by $741,000 or 6.2% to $11,122,000 from $11,863,000 primarily due to the operation of five fewer Company-owned stores as compared to the prior fiscal year, which was partly offset by a 4.7% sales increase at our comparable restaurants (consisting of six Nathan's, including one seasonal location). The reduction in Company-owned stores is the result of our franchising three restaurants and entering into two management agreements during the fiscal 2004 period. The financial impact associated with these five restaurants lowered restaurant sales by $1,237,000 and improved restaurant operating profits before depreciation by $138,000 versus the fiscal 2004 period. During the fiscal 2005 period we realized sales of $1,336,000 as compared to $334,000 in the fiscal 2004 period in connection with our QVC marketing program which was introduced in September 2003. The majority of the sales generated by QVC during the fiscal 2005 period were in connection with the "Today's Special Value" program held on May 20, 2004 featuring Nathan's hot dogs.

      Franchise fees and royalties increased by $488,000 or 7.8% to $6,774,000 in the fiscal 2005 period compared to $6,286,000 in the fiscal 2004 period. Franchise royalties increased by $396,000 or 6.9% to $6,103,000 in the fiscal 2005 period as compared to $5,707,000 in the fiscal 2004 period. This increase is due primarily to improved contract compliance and higher domestic franchise sales. Domestic sales increased by 2.2% to $164,925,000 in the fiscal 2005 period as compared to $161,332,000 in the fiscal 2004 period. Comparable domestic franchise sales (consisting of 175 restaurants) increased by $7,931,000 or 6.3% to $133,141,000 in the fiscal 2005 period as compared to $125,210,000 in the fiscal 2004 period. At March 27, 2005, there were 355 domestic and international franchised or licensed restaurants operating as compared to 338 domestic and international franchised or licensed restaurants at March 28, 2004. During the fifty-two weeks ended March 27, 2005, royalty income from 25 domestic franchised locations have been deemed unrealizable as compared to 35 domestic franchised locations during the fifty-two weeks ended March 28, 2004. Domestic franchise fee income was $355,000 in the fiscal 2005 period as compared to $376,000 in the fiscal 2004 period. During the fiscal 2005 period, 28 new domestic franchised units opened as compared to opening 20 new franchised units and franchising four Company-owned restaurants during the fiscal 2004 period. Fourteen of the new units that opened during the fiscal 2005 period were non-traditional stores whereby lower franchise fees are earned as compared to nine non-traditional units during the fiscal 2004 period. Nathan's also recognized $66,000 in connection with three forfeited domestic franchise fees during the fiscal 2005 period and $23,000 in connection with one forfeited domestic franchise fee during the fiscal 2004 period. International franchise fee income was $250,000 in the fiscal 2005 period as compared to $180,000 during the fiscal 2004 period. During the fiscal 2005 period, 11 new international units were opened.

      License royalties were $3,332,000 in the fiscal 2005 period as compared to $2,970,000 in the fiscal 2004 period. This increase is primarily attributable to higher royalties earned from the sale of Nathan's frankfurters within supermarkets and club stores and from our license agreements for Nathan's french fries and condiments, which more than offset lower royalties earned from the sale of the Nathan's "griddle" that was marketed via infomercial and retailers during the Christmas 2003 season.

      Investment and other income was $472,000 in the fiscal 2005 period versus $459,000 in the fiscal 2004 period. During the fiscal 2005 period, income from subleasing activities and other income was approximately $135,000 higher than the fiscal 2004 period primarily due to the termination of unprofitable leases, which was partially offset by lower investment income and amortized deferred income. Gains associated with the sale of fixed assets were approximately $122,000 lower during the fiscal 2005 period than during the fiscal 2004 period. In the fiscal 2004 period net gains of $149,000 were realized, primarily in connection with the sale of two Company-owned restaurants to franchisees.

      Interest income was $238,000 in the fiscal 2005 period versus $199,000 in the fiscal 2004 period due primarily to earning higher interest income from our marketable investment securities and lower interest income on notes receivable which were determined to be impaired during the fiscal year ended March 28, 2004.

Costs and Expenses from Continuing Operations

      Cost of sales increased by $3,068,000 to $17,266,000 in the fiscal 2005 period from $14,198,000 in the fiscal 2004 period. Higher costs of approximately $2,868,000 were incurred primarily in connection with the growth of our Branded Product Program. Increased costs were also incurred in connection with our QVC marketing program and higher commodity costs of both programs during the fiscal 2005 period. During the fiscal 2005 period, restaurant cost of sales were lower than the fiscal 2004 period by approximately $706,000. Restaurant cost of sales were lower by approximately $919,000 as a result of operating five fewer Company-owned restaurants during the fiscal 2005 period. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 60.3% in the fiscal 2005 period as compared to 61.1% in the fiscal 2004 period. This decrease was the result of lower labor and related costs which were partly offset by higher food costs. The cost of beef products has continued to increase since the beginning of fiscal 2004. The cost of hot dogs was approximately 7.1% higher during the fiscal 2005 period than the fiscal 2004 period. In response to last year's cost increases, Nathan's increased selling prices within its Branded Product Program where possible to offset some of the margin pressure during the second half of fiscal 2004. Nathan's had previously increased menu prices in its company-operated restaurants due to these rising costs. Nathan's plans to further increase its selling prices in response to the unusually high cost of our beef products and the impact of higher gasoline prices in the first quarter of fiscal 2006.

      Restaurant operating expenses decreased by $378,000 to $3,063,000 in the fiscal 2005 period from $3,441,000 in the fiscal 2004 period. Restaurant operating expenses were lower by $458,000 as a result of operating five fewer restaurants which were partly offset by higher marketing and insurance costs. Insurance costs during the fiscal 2004 period were lower as a result of the reversal of previously recorded insurance accruals for items that were concluded without further payment by Nathan's.

      Depreciation and amortization was $918,000 in the fiscal 2005 period as compared to $923,000 in the fiscal 2004 period.

      Amortization of intangible assets was $263,000 in the fiscal 2005 period and $261,000 in the fiscal 2004 period.

      General and administrative expenses increased by $822,000 to $8,341,000 in the fiscal 2005 period as compared to $7,519,000 in the fiscal 2004 period. The increase in general and administrative expenses was due primarily to higher personnel, severance and incentive compensation expenses of approximately $588,000 and higher corporate insurance expense of approximately $65,000. Insurance costs during the fiscal 2004 period were lower as a result of the reversal of previously recorded insurance accruals for items that were concluded without further payment by Nathan's. During the fiscal 2004 period, Nathan's recorded an expense reversal of approximately $50,000 from the settlement of a disputed claim for less then the anticipated amount.

      Interest expense was $49,000 during the fiscal 2005 period as compared to $75,000 during the fiscal 2004 period. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

      No notes receivable were determined to be impaired during the fiscal 2005 period. Impairment charge on notes receivable of $208,000 during the fiscal 2004 period represents the write-down of two notes receivable, due to the failure of the franchisees to make required payments to us.

Provision for Income Taxes

      In the fiscal 2005 period, the income tax provision was $1,482,000 or 35.1% of income from continuing operations before income taxes as compared to $1,140,000 or 36.9% of income from continuing operations before income taxes in the fiscal 2004 period. During the third quarter fiscal 2005, Nathan's received a refund of prior years' state income taxes, which, net of applicable federal income tax, was approximately $81,000, lowering the effective tax rate by 1.9% for the fiscal 2005 period.

Discontinued operations

      The fiscal 2005 period and fiscal 2004 period include the results of one restaurant that was closed pursuant to its lease expiration on September 12, 2004. Revenues generated by this restaurant were $415,000 and $917,000 during the fiscal 2005 and 2004 periods, respectively. Losses before income taxes from this restaurant were $15,000 and $98,000 during the fiscal 2005 and 2004 periods, respectively.

FISCAL YEAR END MARCH 28, 2004 COMPARED TO FISCAL YEAR ENDED MARCH 30, 2003

Revenues from Continuing Operations

      Total sales from continuing operations decreased by 16.6% or $3,961,000 to $19,848,000 for the fifty-two weeks ended March 28, 2004 ("fiscal 2004") as compared to $23,809,000 for the fifty-two weeks ended March 30, 2003 ("fiscal 2003"). Company-owned restaurant sales decreased 32.0% or $5,595,000 to $11,863,000 from $17,458,000 primarily due to the operation of seven fewer company-owned restaurants as compared to the prior fiscal year. The reduction in company-owned restaurants is the result of our franchising or entering into management agreements for six restaurants and selling one restaurant. The financial impact associated with these seven restaurants lowered restaurant sales by $5,323,000 and improved restaurant operating profits by $43,000 versus fiscal 2003. Sales decreased 2.0% at our comparable company-owned restaurants (consisting of six Nathan's restaurants, including one seasonal restaurant). Sales from the Branded Product Program increased by 20.5% to $7,651,000 in fiscal 2004 as compared to sales of $6,351,000 in fiscal 2003. This increase was due to higher sales volume and the impact of the price increases implemented during the second half of the fiscal year. Additionally, during fiscal 2004, Nathan's realized sales of $334,000 in connection with a test marketing program with QVC.

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

Costs and Expenses from Continuing Operations

      Cost of sales from continuing operations decreased by $1,814,000 to $14,198,000 in fiscal 2004 from $16,012,000 in fiscal 2003. During fiscal 2004, restaurant cost of sales were lower than fiscal 2003 by approximately $3,602,000. Cost of sales were lower by approximately $3,520,000 as a result of operating fewer company-owned restaurants during fiscal 2004. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 61.1% in fiscal 2004 as compared to 60.2% in fiscal 2003 due primarily to higher labor and related costs. Higher costs of approximately $1,461,000 were incurred primarily in connection with the growth of our Branded Product Program and higher commodity costs during fiscal 2004. Commodity costs of our beef products were higher during fiscal 2004 than fiscal 2003. This increase was caused by reductions in the supply of beef primarily due to: 1) the prohibition since May 2003 on importing of Canadian beef livestock into the U.S. 2) the decrease in imports of Australian beef due to local drought conditions and 3) the export of U.S. beef had increased through December 23, 2003 when the first case of bovine spongiform encephalopathy, otherwise known as BSE in the United States was reported. Although the export of beef by the United States was significantly reduced as a result of this finding, Nathan's had not realized a reduction in the cost of beef during the fourth quarter of fiscal 2004. In response to these higher costs, Nathan's had increased menu prices in its company-operated restaurants by approximately 2.0% and increased prices within its Branded Product Program to offset some of the margin pressure. Additionally, Nathan's also incurred cost of sales of $327,000 in fiscal 2004 in connection with the QVC test marketing program.

      Restaurant operating expenses decreased by $1,851,000 to $3,441,000 in fiscal 2004 from $5,292,000 in fiscal 2003. Restaurant operating costs were lower in fiscal 2004 by approximately $1,847,000, as compared to fiscal 2003 as a result of operating seven fewer restaurants.

      Depreciation and amortization decreased by $347,000 to $923,000 in fiscal 2004 from $1,270,000 in fiscal 2003. Depreciation expense was lower by approximately $255,000 as a result of operating fewer company-owned restaurants and the effect of the impairment charges on long-lived assets recorded during fiscal 2003.

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

      Impairment charge on notes receivable of $208,000 during fiscal 2004 represents the write-down of two notes receivable, due to the failure of the franchisees to make required payments to us and $1,425,000 during fiscal 2003 represents the write-down relating to nine notes receivable.

      Impairment charge on long-lived assets of $1,367,000 during fiscal 2003 represents the write-down relating to seven under-performing restaurants.

      Other expense of $45,000 in fiscal 2004 represents lease reserves relating to two vacant properties. Other expense of $232,000 in fiscal 2003 represents lease reserves relating to four vacant properties.

Provision (Benefit) for Income Taxes from Continuing Operations

      In fiscal 2004, the income tax provision on income from continuing operations was $1,140,000 or 36.9% of income from continuing operations as compared to the income tax (benefit) from continuing operations of ($283,000) or 15.8% of loss from continuing operations before income taxes in fiscal 2003. The effective income tax rate was positively impacted in fiscal 2004 as a result of a tax refund received of $62,000 as a result of filing an amended fiscal 2002 tax return. The effective income tax rate was lower in the fiscal 2003 period due in part to the adoption of SFAS No. 142 which requires that goodwill no longer be amortized. Such goodwill amortization was not tax deductible by Nathan's which increased the effective tax rate in prior years.

Discontinued operations

      No restaurants were accounted for as discontinued operations during fiscal 2004. However, during fiscal 2005, we closed one restaurant as a result of its lease expiration. Pursuant to SFAS No.144, results for this restaurant have been removed from Continuing Operations and are presented as Discontinued Operations for all prior periods presented. Fiscal 2003 included the results of operations of eight company-owned restaurants, all of which were abandoned by March 30, 2003, including seven which were abandoned in connection with the early lease terminations of restaurants located in Home Depot Improvement Centers. Revenues generated by these restaurants were $917,000 during fiscal 2004 and $4,496,000 during fiscal 2003, respectively. Loss before income taxes from these restaurants was $99,000 during fiscal 2004 and $206,000 during fiscal 2003, respectively. The fiscal 2003 loss before tax included $428,000 of additional depreciation expense due to a change in the estimated useful lives of the restaurants operating within Home Depot Improvement Centers for which Nathan's received early lease termination notifications during the second quarter of fiscal 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents at March 27, 2005 aggregated $2,935,000, decreasing by $514,000 during the fiscal 2005 period. At March 27, 2005, marketable securities increased by $4,164,000 from March 28, 2004 to $11,641,000 and net working capital increased to $14,009,000 from $9,185,000 at March 28, 2004.

      Nathan's earned cash from operations of $3,308,000 in the fiscal 2005 period due primarily to net income of $2,737,000 and non-cash expenses of $1,406,000 which was partly reduced by increased accounts receivable and notes receivable of

$1,370,000 resulting primarily from higher Branded Product Program sales and increased royalties.

      We invested cash of $4,799,000 of which $4,553,000 resulted from the net purchase of available for sale securities. Nathan's also invested $588,000 in capital expenditures during the fiscal 2005 period. We also received repayments on notes receivable of $331,000 and proceeds from the sale of other fixed assets of $11,000.

      We received cash from our financing activities of $977,000 which is comprised of proceeds received from the exercise of warrants issued in connection with the Miami Subs acquisition and employee stock options of $1,387,000. We repurchased 39,799 shares of common stock for an aggregate $237,000 pursuant to our stock buyback program and also repaid bank debt in the amount of approximately $173,000.

      On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through March 27, 2005, Nathan's purchased 891,100 shares of common stock at a cost of approximately $3,488,000 which includes the repurchase of 39,799 shares during the fifty-two weeks ended March 27, 2005 at a cost of $237,000. As of March 27, 2005, Nathan's has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

      We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and to fund those investments from our operating cash flow. We may incur additional capital expenditures in connection with the replacement of a Company-owned restaurant whose lease expired in September 2004.

      There are currently 29 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. Additionally, there is currently one leased vacant property which was previously sublet to a franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of March 27, 2005 was approximately $325,000.

      We may incur future cash payments, consisting primarily of future lease payments, including costs and expenses associated with terminating additional leases, that were not part of our divestiture plan.

      The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

                                                   Payments Due by Period
                                                   ------------------------
                                                   Less than
Cash Contractual Obligations             Total       1 Year     1 - 3 Years   4-5 Years     After 5 Years
------------------------------------     -------   ---------    -----------   ---------     -------------
Long-Term Debt                           $   819   $     167    $       333   $     319       $       -
Capital Lease Obligations                     47           7             17          21               2
Employment Agreements                      1,509         572            500         437               -
Operating Leases                          14,887       3,587          6,174       3,373           1,753
                                         -------   ---------    -----------   ---------       ---------
  Gross Cash Contractual Obligations      17,262       4,333          7,024       4,150           1,755

Less: Sublease Income                      9,115       2,001          3,508       2,043           1,563
                                         -------   ---------    -----------   ---------       ---------
  Net Cash Contractual Obligations       $ 8,147   $   2,332    $     3,516   $   2,107       $     192
                                         =======   =========    ===========   =========       =========

                                                       Amount of Commitment Expiration Per Period
                                                       ------------------------------------------
                                            Total
                                           Amounts     Less than
Other Contractual Commitments            Committed      1 Year    1 - 3 Years    4-5 Years    After 5 Years
-----------------------------            ---------     -------    -----------   ----------    -------------
Loan Guarantees                          $     325     $   123    $       202   $        -                -
                                         ---------     -------    -----------   ----------    -------------
Total Commercial Commitments             $     325     $   123    $       202   $        -                -
                                         =========     =======    ===========   ==========    =============

      Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We currently maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under the company's lines of credit.

Seasonality

      Our business is affected by seasonal fluctuations, the effects of weather and economic conditions. Historically, restaurant sales from Company-owned restaurants, franchised restaurants from which royalties are earned and the Company's earnings have been highest during our first two fiscal quarters with the fourth fiscal quarter representing the slowest period. This seasonality is primarily attributable to weather conditions in our marketplace for our company-owned and franchised Nathan's restaurants, which is principally the New York metropolitan area. As a result of the changing composition of the Miami Subs' restaurant system, sales, and the resulting royalties derived, are less seasonally dependant despite the ongoing concentration of restaurants being located in Florida. Notwithstanding the continued growth of our Branded Product Program and the reduced number of our restaurants, we believe that future revenues and profits will continue to be highest during our first two fiscal quarters with the fourth fiscal quarter representing the slowest period.

Inflationary Impact

      We believe that general inflation has not materially impacted earnings during the past three years. Nevertheless, during that period of time, our commodity costs for beef have increased significantly while other costs have increased slightly. Beginning with fiscal 2004, throughout fiscal 2005 and into the first quarter fiscal 2006, the price of our beef products has risen dramatically over historical norms, particularly as compared to fiscal 2003. As previously discussed, Nathan's has increased prices in response to the increased commodity costs. In addition, during fiscal 2004 and fiscal 2005 we have realized the impact of higher oil prices in the form of higher distribution costs and utilities. Further, in 2002 various Federal and New York State legislators proposed changes to the minimum wage requirements, however, none of the proposals were enacted. Although we only operate six Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees. Continued increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

CASH AND CASH EQUIVALENTS

      We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 27, 2005, Nathans' cash and cash equivalents aggregated $2,935,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $7,300 per annum for each 0.25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

      We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 27, 2005, the market value of

Nathans' marketable investment securities aggregated $11,641,000. Interest income on these marketable investment securities would increase or decrease by approximately $29,100 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at March 27, 2005 that are sensitive to interest rate fluctuations (in thousands):

                                   Valuation of securities            Valuation of securities
                                   Given an interest rate          Given an interest rate
                                 Decrease of X Basis points   Fair   Increase of X Basis points
                                 --------------------------  ----------------------------------
                                 (150BPS) (100BPS)  (50BPS)   Value  +50BPS   +100BPS   +150BPS
                                 -------- -------- --------  ------- -------  -------   -------
Municipal notes and bonds        $ 12,284 $ 12,064 $ 11,850  $11,641 $11,437  $11,237   $11,042
                                 ======== ======== ========  ======= =======  =======   =======

BORROWINGS

      The interest rate on our borrowings is generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At March 27, 2005, total outstanding debt, including capital leases, aggregated $866,000 of which $819,000 is at risk due to changes in interest rates. The current interest rate is 4.50% per annum and will adjust in January 2006 and January 2009 to prime plus 0.25%. Nathan's also maintains a $7,500,000 credit line at the prime rate 5.75% as of May 17, 2005). The Company has never borrowed any funds under its credit lines. Accordingly, the Company does not believe that fluctuations in interest rates would have a material impact on its financial results.

COMMODITY COSTS

      The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. During the fifty-two week periods ended March 27, 2005 and March 28, 2004, the price of our beef products has risen dramatically over historical norms, particularly as compared to the fiscal year ended March 2003. The increases have been caused by reductions in the supply of beef primarily due to: 1) the prohibition since May 2003 on importing of Canadian beef livestock into the U.S., 2) the decrease in imports of Australian beef due to local drought conditions and 3) the export of United States beef had increased through December 23, 2003 when the first case of bovine spongiform encephalopathy, otherwise known as BSE in the United States was reported. Nathan's has not experienced a softening in the price of beef since December 23, 2003. Although the export of beef by the United States was significantly reduced as a result of this finding, beef costs have continued to rise. In March 2005, the Bush administration was expected to re-open the Canadian border and resume importing Canadian beef, which has not occurred. As a result, supply continues to be tight and prices remain unrelentingly high. Nathan's cost of its hot dogs was approximately 7.1% higher during the fifty-two weeks ended March 27, 2005 than the fifty-two weeks ended March 28, 2004, which is in addition to an approximately 14.6% increase over the fifty-two weeks ended March 30, 2003. Nathan's has already been forced to increase menu prices in its company-operated restaurants and had increased prices within its Branded Product Program to offset some of the margin pressure. A short term increase or decrease of 10% in the cost of our food and paper products for the entire fifty-two weeks ended March 27, 2005 would have increased or decreased cost of sales by approximately $1,265,000.

      On December 23, 2003, the United States Department of Agriculture ("USDA") announced that the first case of bovine spongiform encephalopathy, otherwise known as BSE, or mad-cow disease was discovered in the United States in a single cow in the State of Washington. Nathan's has obtained written assurances from its beef processors that Nathan's products have not come from the meat processing plants associated with the production of products having to do with this incident. Nathan's demand for its products continues to be strong and Nathan's has not experienced any material sales impact in connection with this incident.

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS Statement No. 151, "Inventory Costs--an amendment of ARB No. 43" ("SFAS No.151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which revises SFAS No. 123, "Accounting for Stock-Based Compensation," and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. On April 14, 2005, the SEC delayed the effective date of required adoption of SFAS No. 123R to the beginning of the first annual period after June 15, 2005. We plan to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. The Company is currently evaluating the impact of adoption of the various provisions of SFAS No. 123R.

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

            There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 27, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      We were billed by Grant Thornton LLP the aggregate amount of approximately $168,000 in respect of fiscal 2005 and $149,000 in respect to fiscal 2004 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our forms 10-Q.

AUDIT-RELATED FEES

      We were billed by Grant Thornton LLP the aggregate amount of approximately $0 in respect of fiscal 2005 and $19,000 in respect to fiscal 2004 for fees for assurance and reasonably related services related to the performance of the audit.

TAX FEES

      Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2005 and 2004.

ALL OTHER FEES

      Grant Thornton LLP did not render any other services, other than as set forth above, for fiscal 2005 and 2004. Consequently, aggregate fees billed for all other services rendered by Grant Thornton LLP for fiscal 2005 and 2004 were $0.

PRE-APPROVAL POLICIES

      Our audit committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Grant Thornton LLP of all audit and non-audit services.

      Our audit committee approved all of the services provided by Grant Thornton LLP and described in the preceding paragraphs.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit
 No.                              Exhibit
-------                           -------
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

 4.3 Specimen Rights Certificate (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)

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

10.19 Amendment No. 1 to Rights Agreement dated as of June 15, 2005 between Nathan's Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K dated June 15, 2005.)

10.20 Employment Agreement dated as of January 1, 2005 with Howard M. Lorber.(Incorporated by reference to

            Exhibit 10.01 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 26, 2004.)

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

10.25 Material Definitive Agreement with Thor Realty, LLC dated February 25, 2005. (Incorporated by reference to Exhibit 10.01 to the Current Report filed on Form 8-K on February 28, 2005.)

10.26       Restricted Stock Agreement with Howard M. Lorber.

14. Code of Ethics (Incorporated by reference to Exhibit 14 to the Annual Report filed on Form 10-K for the fiscal year ended March 28, 2004.)

21          List of Subsidiaries of the Registrant.

23          Consent of Grant Thornton LLP dated May 27, 2005.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 23rd day of June, 2005.

Nathan's Famous, Inc.

/s/ WAYNE NORBITZ
----------------------------

Wayne Norbitz, President and

Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 23rd day of June, 2005.

/s/ HOWARD M. LORBER
-----------------------

Howard M. Lorber                 Chairman of the Board and Chief Executive
                             Officer (Principal Executive Officer)

/s/ WAYNE NORBITZ
-----------------------

Wayne Norbitz                    President, Chief Operating Officer and Director

/s/ RONALD G. DEVOS
-----------------------

Ronald G. DeVos                  Vice President - Finance and Chief Financial
                             Officer (Principal Financial and Accounting
                                 Officer)

/s/ DONALD L. PERLYN
-----------------------

Donald L. Perlyn                 Executive Vice President and Director

/s/ ERIC GATOFF
-----------------------

Eric Gatoff                      Vice President - Corporate Counsel and Director

/s/ ROBERT J. EIDE
-----------------------

Robert J. Eide                   Director

/s/ BARRY LEISTNER
-----------------------

Barry Leistner                   Director

/s/ BRIAN GENSON
-----------------------

Brian Genson                     Director

-----------------------

Attilio F. Petrocelli            Director

/s/ CHARLES RAICH
-----------------------

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

Consolidated Statement of Stockholders' Equity                  F-5 - F-6

Consolidated Statements of Cash Flows                              F-7

Notes to Consolidated Financial Statements                      F-8 - F-50

Schedule II - Valuation and Qualifying Accounts                    F-51



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
   NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Nathan's Famous, Inc. (a Delaware Corporation) and subsidiaries (the "Company") as of March 27, 2005 and March 28, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two weeks ended March 27, 2005, March 28, 2004 and March 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nathan's Famous, Inc. and subsidiaries as of March 27, 2005 and March 28, 2004, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended March 27, 2005, March 28, 2004 and March 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

Melville, New York
May 27, 2005 (except for Note K - 3, as to which the date is June 15, 2005)

                     Nathan's Famous, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                MARCH 27, 2005      March 28, 2004
                                                                                --------------      --------------
                                         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                      $    2,935          $    3,449
   Marketable securities                                                              11,641               7,477
   Notes and accounts receivable, net                                                  3,591               2,352
   Inventories                                                                           688                 743
   Assets available for sale                                                             688                 507
   Prepaid expenses and other current assets                                             907                 463
   Deferred income taxes                                                               1,168               1,326
                                                                                  ----------          ----------

                  Total current assets                                                21,618              16,317

   Notes receivable, net                                                                 136                 313
   Property and equipment, net                                                         4,583               5,094
   Goodwill                                                                               95                  95
   Intangible assets, net                                                              2,800               3,063
   Deferred income taxes                                                               1,792               2,452
   Other assets, net                                                                     245                 250
                                                                                  ----------          ----------

                                                                                  $   31,269          $   27,584
                                                                                  ==========          ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of notes payable and capital lease obligations              $      174          $      173
   Accounts payable                                                                    2,009               1,950
   Accrued expenses and other current liabilities                                      5,088               4,836
   Deferred franchise fees                                                               338                 173
                                                                                  ----------          ----------

                  Total current liabilities                                            7,609               7,132

   Note payable and capital lease obligations, less current maturities                   692                 866
   Other liabilities                                                                   1,612               2,234
                                                                                  ----------          ----------

                  Total liabilities                                                    9,913              10,232
                                                                                  ----------          ----------

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 30,000,000 shares authorized; 7,440,317 and
     7,065,202 shares issued; and 5,549,217 and 5,213,901
     shares outstanding at March 27, 2005 and March 28, 2004, respectively                74                  71
   Additional paid-in capital                                                         42,665              40,746
   Deferred compensation                                                                (281)                  -
   Accumulated deficit                                                               (13,874)            (16,611)
   Accumulated other comprehensive (loss) income                                         (70)                 67
                                                                                  ----------          ----------

                                                                                      28,514              24,273
   Treasury stock, at cost, 1,891,100 and 1,851,301 shares at March 27, 2005
     and March 28, 2004, respectively                                                 (7,158)             (6,921)
                                                                                  ----------          ----------

                  Total stockholders' equity                                          21,356              17,352
                                                                                  ----------          ----------

                                                                                  $   31,269          $   27,584
                                                                                  ==========          ==========

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                      FIFTY-TWO          Fifty-two          Fifty-two
                                                                     WEEKS ENDED        weeks ended        weeks ended
                                                                    MARCH 27, 2005     March 28, 2004     March 30, 2003
                                                                    --------------     --------------     --------------
REVENUES
   Sales                                                              $   23,296         $   19,848         $   23,809
   Franchise fees and royalties                                            6,774              6,286              5,977
   License royalties                                                       3,332              2,970              2,585
   Interest income                                                           238                199                292
   Investment and other income                                               472                459                156
                                                                      ----------         ----------         ----------
              Total revenues                                          $   34,112             29,762             32,819
                                                                      ----------         ----------         ----------

COSTS AND EXPENSES
   Cost of sales                                                          17,266             14,198             16,012
   Restaurant operating expenses                                           3,063              3,441              5,292
   Depreciation and amortization                                             918                923              1,270
   Amortization of intangible assets                                         263                261                278
   General and administrative expenses                                     8,341              7,519              8,600
   Interest expense                                                           49                 75                132
   Impairment charge on long-lived assets                                      -                  -              1,367
   Impairment charge on notes receivable                                       -                208              1,425
   Other (income) expense, net                                               (16)                45                232
                                                                      ----------         ----------         ----------
        Total costs and expenses                                          29,884             26,670             34,608
                                                                      ----------         ----------         ----------

Income (loss) from continuing operations before provision
   (benefit) for income taxes                                              4,228              3,092             (1,789)
Provision (benefit) for income taxes                                       1,482              1,140               (283)
                                                                      ----------         ----------         ----------
              Income (loss) from continuing operations                     2,746              1,952             (1,506)

Loss from discontinued operations, net of income tax benefit
   of ($6), ($40) and ($82) in 2005, 2004 and 2003, respectively              (9)               (58)              (124)
                                                                      ----------         ----------         ----------
Income (loss) from operations before cumulative effect of
   a change in accounting principle                                        2,737              1,894             (1,630)
Cumulative effect of change in accounting principle, net of tax
   benefit of ($854) in 2003                                                   -                  -            (12,338)
                                                                      ----------         ----------         ----------
              Net income (loss)                                       $    2,737         $    1,894         $  (13,968)
                                                                      ==========         ==========         ==========

PER SHARE INFORMATION
   Basic income (loss) per share:
     Income (loss) from continuing operations                         $      .52         $      .37         $     (.25)
     Loss from discontinued operations                                         -               (.01)              (.03)
     Cumulative effect of change in accounting principle                       -                  -              (2.06)
                                                                      ----------         ----------         ----------
     Net income (loss)                                                $      .52         $      .36         $    (2.34)
                                                                      ==========         ==========         ==========
   Diluted income (loss) per share:
     Income (loss) from continuing operations                         $      .45         $      .34         $     (.25)
     Loss from discontinued operations                                         -               (.01)              (.03)
     Cumulative effect of change in accounting principle                       -                  -              (2.06)
                                                                      ----------         ----------         ----------
     Net income (loss)                                                $      .45         $      .33         $    (2.34)
                                                                      ==========         ==========         ==========

Weighted average shares used in computing income
    (loss) per share
      Basic                                                            5,307,000          5,306,000          5,976,000
                                                                      ==========         ==========         ==========
      Diluted                                                          6,080,000          5,678,000          5,976,000
                                                                      ==========         ==========         ==========

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     Fifty-two weeks ended March 27, 2005, March 28, 2004 and March 30, 2003

                      (in thousands, except share amounts)

                                                                                                                    Accumulated
                                                                         Additional                                    Other
                                                 Common        Common     Paid-in      Deferred     Accumulated    Comprehensive
                                                 Shares         Stock     Capital    Compensation     Deficit         Income
                                                ---------      ------    ----------  ------------   -----------    -------------
Balance, March 31, 2002                         7,065,202      $   71    $   40,746             -   $    (4,537)   $           -
Repurchase of treasury stock                            -           -             -             -             -                -
Unrealized gains on marketable
   securities, net of deferred income
   taxes of $50                                         -           -             -             -             -               70
Reclassification adjustment for net gains
   realized in net loss, net of deferred
   income taxes of $4                                   -           -             -             -             -               (6)
Net loss                                                -           -             -             -       (13,968)               -
Comprehensive loss                                      -           -             -             -             -                -
                                                ---------      ------    ----------  ------------   -----------    -------------

Balance, March 30, 2003                         7,065,202          71        40,746             -       (18,505)              64

Repurchase of treasury stock                            -           -             -             -             -                -
Unrealized gains on marketable
   securities, net of deferred income
   taxes of $7                                          -           -             -             -             -               10
Reclassification adjustment for net gains
   realized in net income, net of
   deferred income taxes of $5                          -           -             -             -             -               (7)
Net income                                              -           -             -             -         1,894                -

Comprehensive income                                    -           -             -             -             -                -
                                                ---------      ------    ----------  ------------   -----------    -------------

Balance, March 28, 2004                         7,065,202      $   71    $   40,746             -   $   (16,611)   $          67

                                                Treasury Stock, at Cost     Total
                                                -----------------------  Stockholders'   Comprehensive
                                                Shares          Amount      Equity       Income (Loss)
                                                ---------      --------  -------------   -------------
Balance, March 31, 2002                            41,691      $   (135) $      36,145   $           -
Repurchase of treasury stock                    1,599,547        (5,858)        (5,858)
Unrealized gains on marketable
   securities, net of deferred income
   taxes of $50                                         -             -             70              70
Reclassification adjustment for net gains
   realized in net loss, net of deferred
   income taxes of $4                                   -             -             (6)             (6)
Net loss                                                -             -        (13,968)        (13,968)
                                                                                         -------------
Comprehensive loss                                      -             -              -   $     (13,904)
                                                ---------      --------  -------------   =============

Balance, March 30, 2003                         1,641,238        (5,993)        16,383

Repurchase of treasury stock                      210,063          (928)          (928)
Unrealized gains on marketable
   securities, net of deferred income
   taxes of $7                                          -             -             10              10
Reclassification adjustment for net gains
   realized in net income, net of
   deferred income taxes of $5                          -             -             (7)             (7)
Net income                                              -             -          1,894           1,894
                                                                                         -------------
Comprehensive income                                    -             -              -   $       1,897
                                                ---------      --------  -------------   =============

Balance, March 28, 2004                         1,851,301      $ (6,921) $      17,352

The accompanying notes are an integral part of this statement.

                     Nathan's Famous, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     Fifty-two weeks ended March 27, 2005, March 28, 2004 and March 30, 2003

                      (in thousands, except share amounts)

                                                                                                                    Accumulated
                                                                         Additional                                    Other
                                                 Common        Common     Paid-in      Deferred     Accumulated    Comprehensive
                                                 Shares         Stock     Capital    Compensation     Deficit         Income
                                                ---------      ------    ----------  ------------   -----------    -------------
BALANCE, MARCH 28, 2004                         7,065,202      $   71    $   40,746  $          -   $   (16,611)   $          67

SHARES ISSUED IN CONNECTION WITH THE
EXERCISE OF WARRANTS                              142,855           1           856             -             -                -

SHARES ISSUED IN CONNECTION WITH EXERCISE
   OF EMPLOYEE STOCK OPTIONS                      182,260           1           529             -             -                -

INCOME TAX BENEFIT ON STOCK OPTION EXERCISES            -           -           172             -             -                -

ISSUANCE OF RESTRICTED STOCK AWARD                 50,000           1           362          (363)            -                -

AMORTIZATION OF DEFERRED COMPENSATION
   RELATING TO RESTRICTED STOCK                         -           -             -            82             -                -

REPURCHASE OF TREASURY STOCK                            -           -             -             -             -                -

UNREALIZED (LOSSES) ON MARKETABLE
SECURITIES, NET OF DEFERRED INCOME TAX
(BENEFIT) OF ($95)                                      -           -             -             -             -             (137)

NET INCOME                                              -           -             -             -         2,737                -

COMPREHENSIVE INCOME                                    -           -             -             -             -                -
                                                ---------      ------    ----------  ------------   -----------    -------------

BALANCE, MARCH 27, 2005                         7,440,317      $   74    $   42,665  $       (281)  $   (13,874)   $         (70)
                                                =========      ======    ==========  ============   ===========    =============


                                                Treasury Stock, at Cost     Total
                                                -----------------------  Stockholders'   Comprehensive
                                                Shares          Amount      Equity       Income (Loss)
                                                ---------      --------  -------------   -------------
BALANCE, MARCH 28, 2004                         1,851,301      $ (6,921) $      17,352

SHARES ISSUED IN CONNECTION WITH THE
EXERCISE OF WARRANTS                                    -             -            857

SHARES ISSUED IN CONNECTION WITH EXERCISE
   OF EMPLOYEE STOCK OPTIONS                            -             -            530

INCOME TAX BENEFIT ON STOCK OPTION EXERCISES            -             -            172

ISSUANCE OF RESTRICTED STOCK AWARD                      -             -              -

AMORTIZATION OF DEFERRED COMPENSATION
   RELATING TO RESTRICTED STOCK                         -             -             82

REPURCHASE OF TREASURY STOCK                       39,799          (237)          (237)

UNREALIZED (LOSSES) ON MARKETABLE
SECURITIES, NET OF DEFERRED INCOME TAX
(BENEFIT) OF ($95)                                      -             -           (137)  $        (137)

NET INCOME                                              -             -          2,737           2,737
                                                                                         -------------
COMPREHENSIVE INCOME                                    -             -              -   $       2,600
                                                ---------      --------  -------------   =============

BALANCE, MARCH 27, 2005                         1,891,100      $ (7,158) $      21,356
                                                =========      ========  =============

The accompanying notes are an integral part of this statement.

                     Nathan's Famous, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           FIFTY-TWO          Fifty-two         Fifty-two
                                                                          WEEKS ENDED        weeks ended       weeks ended
                                                                         MARCH 27, 2005     March 28, 2004    March 30, 2003
                                                                         --------------     --------------    --------------
Cash flows from operating activities:
   Net income (loss)                                                       $    2,737          $  1,894         $  (13,968)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
         Cumulative effect of change in accounting principle,
                    net of tax benefit                                              -                 -             12,338
         Depreciation and amortization                                            918               971              1,907
         Amortization of intangible assets                                        263               261                278
         Amortization of bond premium                                             155               127                 85
         Amortization of deferred compensation                                     82                 -                  -
         Gain on disposal of fixed assets                                         (84)             (206)               (39)
         Gain on sale of available for sale securities                              -               (12)               (10)
         Impairment of long-lived assets                                            -                25              1,367
         Impairment of notes receivable                                             -               208              1,425
         Provision for (recovery of) doubtful accounts                             13               (17)                82
         Income tax benefit on stock option exercises                             172                 -                  -
         Deferred income taxes                                                    915               945               (585)
   Changes in operating assets and liabilities:
         Marketable securities and investment in limited partnership                -                 -                981
         Notes and accounts receivable                                         (1,406)              294                  2
         Inventories                                                               55              (354)               203
         Prepaid expenses and other current assets                               (444)              179                627
         Other assets                                                               5                18                 32
         Accounts payable, accrued expenses and other current
          liabilities                                                             311               467             (1,647)
         Deferred franchise fees                                                  165                46               (205)
         Other liabilities                                                       (549)              430               (577)
                                                                           ----------          --------         ----------

              Net cash provided by operating activities                         3,308             5,276              2,296
                                                                           ----------          --------         ----------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                          1,357             2,497              6,088
   Purchase of available for sale securities                                   (5,910)           (5,461)            (2,884)
   Purchases of property and equipment                                           (588)             (449)              (562)
   Payments received on notes receivable                                          331               797                273
   Proceeds from sales of property and equipment                                   11               489                781
                                                                           ----------          --------         ----------

              Net cash (used in) provided by investing activities              (4,799)           (2,127)             3,696
                                                                           ----------          --------         ----------
Cash flows from financing activities:
   Principal repayments of notes payable and capitalized lease
        obligations                                                              (173)             (187)              (553)
   Repurchase of treasury stock                                                  (237)             (928)            (5,858)
   Proceeds from the exercise of stock options and warrants                     1,387                 -                  -
                                                                           ----------          --------         ----------

              Net cash provided by (used in) financing activities                 977            (1,115)            (6,411)
                                                                           ----------          --------         ----------

Net change in cash and cash equivalents                                          (514)            2,034               (419)

Cash and cash equivalents, beginning of year                                    3,449             1,415              1,834
                                                                           ----------          --------         ----------

Cash and cash equivalents, end of year                                     $    2,935          $  3,449         $    1,415
                                                                           ==========          ========         ==========
Cash paid during the year for:
   Interest                                                                $       49          $     74         $      138
                                                                           ==========          ========         ==========
   Income taxes                                                            $      522          $    253         $       57
                                                                           ==========          ========         ==========
Noncash financing activities:
   Loans to franchisees in connection with sale of restaurants             $        -          $    600         $       44
                                                                           ==========          ========         ==========

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)

                March 27, 2005, March 28,2004 and March 30, 2003

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

      Nathan's Famous, Inc. and subsidiaries (collectively the "Company" or "Nathan's") has historically operated or franchised a chain of retail fast food restaurants featuring the Nathan's famous brand of all beef frankfurters, fresh crinkle-cut french fried potatoes and a variety of other menu offerings. Nathan's has also established a Branded Product Program, which enables foodservice retailers to sell some of Nathan's proprietary products outside of the realm of a traditional franchise relationship. The Company, through wholly-owned subsidiaries, is also the franchisor of Kenny Rogers Roasters ("Roasters") and Miami Subs. Miami Subs features a wide variety of lunch, dinner and snack foods, including hot and cold sandwiches and various ethnic foods. Roasters features home-style family foods based on a menu centered around wood-fire rotisserie chicken. The Company considers its subsidiaries to be in the food service industry, and has pursued co-branding and co-hosting initiatives; accordingly, management has evaluated the Company as a single reporting unit.

      At March 27, 2005, the Company's restaurant system, consisting of Nathan's Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 6 company-owned units in the New York City metropolitan area, 355 franchised or licensed units, including 6 units operating pursuant to management agreements and over 5,900 branded product points of sale under the Branded Product Program, located in 46 states, the District of Columbia, and 13 foreign countries.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies have been applied in the preparation of the consolidated financial statements:

     1.  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     2.  Fiscal Year

         The Company's fiscal year ends on the last Sunday in March, which results in a 52- or 53-week reporting period. The results of operations and cash flows for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003 are all on the basis of 52-week reporting periods.

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B (CONTINUED)

     4.  Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents is cash restricted for untendered shares associated with the acquisition of Nathan's in 1987 of $83 at March 27, 2005 and March 28, 2004.

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

                                                           MARCH 27,     March 28,
                                                             2005          2004
                                                           ---------     ---------
Total recorded investment in impaired notes receivable     $   1,836     $   2,248
Allowance for impaired notes receivable                       (1,701)       (2,051)
                                                           ---------     ---------

Recorded investment in impaired notes receivable, net      $     135     $     197
                                                           =========     =========

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B (CONTINUED)

                                                                                   MARCH 27,      March 28,
                                                                                     2005           2004
                                                                                   ---------      ---------
Allowance for impaired notes receivable at beginning of
  the fiscal year                                                                  $   2,051      $   2,065
Impairment charges on notes receivable                                                     -            208
Impaired notes written off                                                              (350)          (222)
                                                                                   ---------      ---------
Allowance for impaired notes receivable at end of the fiscal year                  $   1,701      $   2,051
                                                                                   =========      =========

         Based on the present value of the estimated cash flows of identified impaired notes receivable, the Company records interest income on its impaired notes receivable on a cash basis. The following represents the interest income recognized and average recorded investment of impaired notes receivable.

                                                                      MARCH 27,    March 28,      March 30,
                                                                        2005         2004           2003
                                                                      ---------    ---------      ---------
Interest income recorded on impaired notes receivable                 $      13    $      19      $      96
Average recorded investment in impaired notes receivable              $   1,942    $   2,341      $   1,624

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B (CONTINUED)

     7.  Marketable Securities

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 27, 2005 and March 28, 2004, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, with unrealized gains and losses on available
         - for-sale securities included as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the accompanying consolidated statements of operations.

     8.  Sales of Restaurants

         The Company observes the provisions of SFAS No. 66, "Accounting for Sales of Real Estate," ("SFAS No. 66") which establishes accounting standards for recognizing profit or loss on sales of real estate. SFAS No. 66 provides for profit recognition by the full accrual method, provided (a) the profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. Unless both conditions exist, recognition of all or part of the profit shall be postponed and other methods of profit recognition shall be followed. In accordance with SFAS No. 66, the Company recognizes profit on sales of restaurants under the full accrual method, the installment method and the deposit method, depending on the specific terms of each sale. The Company records depreciation expense on the property subject to the sales contracts that are accounted for under the deposit method and records any principal payments received as a deposit until such time that the transaction meets the sales criteria of SFAS No. 66.

         As of March 27, 2005 and March 28, 2004, the Company had deferred gains, included in other liabilities, on the sales of restaurants, which are accounted for under the installment method of $196 and $269, respectively. Installment gains recognized in earnings for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003 were $73, $205 and $13 respectively.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

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

Building and improvements                               5 - 25 years
Machinery, equipment, furniture and fixtures            5 - 15 years
Leasehold improvements                                  5 - 20 years

   10.   Goodwill and Intangible Assets

         Intangible assets consist of (i) the goodwill resulting from the acquisition of Nathan's in 1987; (ii) trademarks, trade names and franchise rights in connection with Roasters and (iii) trademarks, trade names and franchise rights in connection with Miami Subs. These intangible assets were being amortized over periods from 10 to 40 years through March 31, 2002.

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

                March 27, 2005, March 28, 2004 and March 30, 2003

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

         The Company completed its initial SFAS No. 142 transitional impairment test of goodwill and other intangible assets in April 2002, including an assessment of a valuation of the Nathan's, Miami Subs and Roasters reporting units by an independent valuation consultant, and has recorded an impairment charge requiring the Company to write-off substantially all goodwill, trademarks and recipes as a cumulative effect of accounting change in the first quarter of fiscal 2003. The fair value was determined through the combination of a present value analysis as well as prices of comparative businesses. The changes in the net carrying amount of goodwill, trademarks and recipes recorded in the first quarter of fiscal 2003 were as follows:

                                                     Goodwill     Trademarks     Recipes      Total
                                                     --------     ----------     -------     --------
Balance as of April 1, 2002                          $ 11,083     $    2,242     $    30     $ 13,355
Cumulative effect of accounting change for
  goodwill and other intangible assets                (10,988)        (2,174)        (30)     (13,192)
                                                     --------     ----------     -------     --------
Balance as of March 30, 2003                         $     95     $       68     $     -     $    163
                                                     ========     ==========     =======     ========

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B (CONTINUED)

         The table below presents amortized and unamortized intangible assets as of March 27, 2005 and March 28, 2004:

                                               MARCH 27, 2005                       March 28, 2004
                                   ------------------------------------   ----------------------------------
                                    GROSS                        NET       Gross                      Net
                                   CARRYING    ACCUMULATED     CARRYING   Carrying   Accumulated    Carrying
                                    AMOUNT    AMORTIZATION      AMOUNT     Amount    Amortization    Amount
                                   --------   ------------    ---------   --------   ------------   --------
Amortized intangible assets:
  Royalty streams                  $  4,259   $     (1,531)   $   2,728   $  4,259   $     (1,269)  $  2,990
  Favorable leases                      285           (285)           -        285           (285)         -
  Other                                   6             (2)           4          6             (1)         5
                                   --------   ------------    ---------   --------   ------------
                                   $  4,550   $     (1,818)   $   2,732   $  4,550   $     (1,555)  $  2,995
                                   ========   ============                ========   ============

Unamortized intangible assets:
  Trademarks and tradenames                                          68                                   68
                                                              ---------                             --------
                                                              $   2,800                             $  3,063
                                                              =========                             ========

  Goodwill                                                    $      95                             $     95
                                                              =========                             ========

         As of March 27, 2005 and March 28, 2004, the Company has reevaluated the impact of SFAS No. 142 on its goodwill and intangible assets, and determined no additional impairment charges are deemed necessary.

         Total amortization expense for intangible assets was $263, $261 and $278 for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003. The Company estimates future annual amortization expense of approximately $261 per year for each of the next five years. In the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $239 related to its favorable leases. This impairment charge, which was based upon the fact that such location had incurred negative cash flows from operations for fiscal 2003 and was projected to incur negative cash flows in fiscal 2004 and beyond, was recorded as a component of impairment charge on long-lived assets. (See Note B-11.)

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B (CONTINUED)

         Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No units were deemed impaired during the fiscal year ended March 27, 2005. The Company previously identified that seven units were impaired, and recorded impairment charges of $1,367, (inclusive of $239 related to favorable leases discussed in Note B-10), in the statement of operations for the fiscal year ended March 30, 2003.

         The Company periodically reviews intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. No impairment charges were recorded with respect to such intangible assets for the fiscal years ended March 27, 2005 and March 28, 2004. (See Note B - 10 for a description of impairment charges recorded on goodwill and other intangible assets during the fiscal year ended March 30, 2003 as a result of the adoption of SFAS No. 142.)

   12.   Self-Insurance

         The Company is self-insured for portions of its general liability coverage. As part of Nathan's risk management strategy, its insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, Nathan's accrues estimates of its ultimate self-insurance costs throughout the policy year. These estimates have been developed based upon Nathan's historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, Nathan's annual self-insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self-insurance accruals at March 27, 2005 and March 28, 2004 were $324 and $346, respectively and are included in "accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. During the fiscal year ended March 27, 2005, approximately $71 of previously recorded insurance accruals were reversed, reflecting the revised estimated cost of claims. During the fiscal year ended March 28, 2004, approximately $268 of previously recorded insurance accruals for items that have been concluded without further payment were reversed. During the fiscal year ended March 30, 2003, the self insurance accrual was reduced by approximately $829, due principally to the satisfaction of a claim against the Company totaling $659 and the reversal of approximately $196 of previously recorded self insurance accruals in connection with the conclusion of claims relating to prior policy years.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B (CONTINUED)

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

   14.   Stock-Based Compensation

         At March 27, 2005, the Company has five stock-based employee compensation plans, which are described more fully in Note K. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, when the exercise price of stock options granted to employees or the Company's independent directors equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee or independent director stock option grants. Compensation expense for restricted stock awards is measured at the fair value on the date of grant based upon the number of shares granted and the quoted market price of the Company's stock. Such value is recognized as expense over the vesting period of the award.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B (CONTINUED)

         The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                    Fiscal year ended
                                                         MARCH 27,      March 28,      March 30,
                                                           2005           2004           2003
                                                         ---------      ---------      ---------
Net income (loss), as reported                           $  2,737       $  1,894       $ (13,968)
Add: Stock-based compensation included in net
  income (loss)                                                49              -               -
Deduct: Total stock-based employee compensation
  expense determined under fair value-based method
  for all awards                                             (171)          (170)           (165)
                                                         --------       --------       ---------
Pro forma net income (loss)                              $  2,615       $  1,724       $ (14,133)
                                                         ========       ========       =========
Net income (loss) per share
    Basic - as reported                                  $    .52       $    .36       $   (2.34)
                                                         ========       ========       =========
    Diluted - as reported                                $    .45       $    .33       $   (2.34)
                                                         ========       ========       =========
    Basic - pro forma                                    $    .49       $    .32       $   (2.36)
                                                         ========       ========       =========
    Diluted - pro forma                                  $    .43       $    .30       $   (2.36)
                                                         ========       ========       =========

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B (CONTINUED)

      The weighted-average option fair values and the assumptions used to estimate these values for stock options granted are as follows:

                                            2005        2004         2003
                                         ---------    ---------    ---------
Weighted-average option fair values      $   2.87     $   1.60     $   2.19
Expected life (years)                         7.0          7.0         10.0
Interest rate                                4.50%        3.85%        5.30%
Volatility                                   29.9%        30.6%        32.8%
Dividend yield                                  0%           0%           0%

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

         Franchise and area development fees, which are typically received prior to completion of the revenue recognition process, are recorded as deferred revenue. Initial franchise fees, which are non-refundable, are recognized as income when substantially all services to be performed by Nathan's and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. The following services are typically provided by the Company prior to the opening of a franchised restaurant:

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

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

      Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 27, 2005 and March 28, 2004, $316 and $453, respectively, of deferred development fee revenue is included in the accompanying consolidated balance sheets. In addition, at March 27, 2005 and March 28, 2004, $338 and $173, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 27, 2005, March 28, 2004, March 30, 2003, the Company earned franchise fees from new unit openings, transfers and co-branding of $605, $556 and $418, respectively. During the fiscal year ended March 30, 2003, the Company recognized $207 in connection with the forfeiture of two Master Development Agreements.

      The following is a summary of franchise openings and closings for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003:

                                                                         2005           2004          2003
                                                                         ----           ----          ----
Franchised restaurants operating at the beginning of the period           338            343           364

New franchised restaurants opened during the period                        39             40            24

Franchised restaurants closed during the period                           (22)           (45)          (45)
                                                                          ---            ---           ---
Franchised restaurants operating at the end of the period                 355            338           343
                                                                          ===            ===           ===

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B (CONTINUED)

         The Company recognizes franchise royalties when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee or until collectibility is deemed to be reasonably assured. Revenue from sub-leasing properties to franchisees is recognized as income as the revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated statements of operations.

   18.   Revenue Recognition - Branded Products Operations

         The Company recognizes revenue from the Branded Product Program when it is determined that the products have been delivered via third party common carrier to Nathans' customers.

   19.   Revenue Recognition - License Royalties

         The Company earns revenue from royalties on the licensing of the use of its name on certain products produced and sold by outside vendors. The use of the Company name and symbols must be approved by the Company prior to each specific application to ensure proper quality and project a consistent image. Revenue from license royalties is recognized when it is earned and deemed collectible.

   20.   Interest Income

         Interest income is recorded when it is earned and deemed realizable by the Company.

   21.   Investment and other income

         The Company recognizes gains on the sale of fixed assets under the full accrual method, installment method or deposit method in accordance with provisions of SFAS No. 66 (See Note B-8).

         Deferred revenue associated with supplier contracts is generally amortized into income on a straight-line basis over the life of the contract.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B (CONTINUED)

      Investment and other income consists of the following:

                                                        2005        2004         2003
                                                       -------     -------      ------
Gain on disposal of fixed assets                        $  84       $ 206       $  39
Realized gains (losses) on marketable securities            -          12        (242)
Loss on subleasing of rental properties                  (124)       (312)       (243)
Gain from the early termination of sales agreement          -           -         135
Other income                                              512         553         467
                                                        -----       -----       -----

                                                        $ 472       $ 459       $ 156
                                                        =====       =====       =====

   22.   Business Concentrations and Geographical Information

         The Company's accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and for royalties from retail licensees. At March 27, 2005 one retail licensee and one franchisee each represented 19% and 11% respectively of accounts receivable. At March 28, 2004, no franchisee, retail licensee or Branded Product Program customer represented 10% or greater of accounts receivable. (See Note D). No franchisee, retail licensee or Branded Product customer accounted for 10% or more of revenues during the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003.

         The Company's primary supplier of hot dogs represented 66%, 62% and 41% of product purchases for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, respectively. The Company's distributor of product to its Company-owned restaurants represented 24%, 34% and 18% of product purchases for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, respectively. A prior distributor represented 35% of product purchases for the fiscal year ended March 30, 2003.

The Company's revenues were derived from the following geographic areas:

                               2005         2004         2003
                              -------      -------      -------
Domestic (United States)      $32,994      $29,037      $32,485
Non-domestic                    1,118          725          334
                              -------      -------      -------

                              $34,112      $29,762      $32,819
                              =======      =======      =======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B (CONTINUED)

   23.   Advertising

         The Company administers various advertising funds on behalf of its subsidiaries and franchisees to coordinate the marketing efforts of the Company. Under these arrangements, the Company collects and disburses fees paid by franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising funds are based on specified percentages of net sales, generally ranging up to 3%. Net Company-owned store advertising expense was $242, $241 and $608, for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, respectively.

   24.   Classification of Operating Expenses

         Cost of sales consists of the following:

            - The cost of products sold by the Company-operated restaurants, through the Branded Product Program and other distribution channels.

            - The cost of labor and associated costs of in-store restaurant management and crew.

            - The cost of paper products used in Company-operated restaurants.

            - Other direct costs such as fulfillment, commissions, freight and samples.

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

   25.   Income Taxes

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

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE B (CONTINUED)

         which those temporary differences are expected to be recovered or settled. A valuation allowance has been established to reduce deferred tax assets attributable to net operating losses and credits of Miami Subs.

   26.   Reclassifications

         Certain prior years' balances have been reclassified to conform with current year presentation.

   27.   Recently Issued Accounting Standards

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No.43" ("SFAS No.151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No.151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No.151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

         In December 2004, the FASB issues SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which revises SFAS No. 123, Accounting for Stock Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. On April 14, 2005, the SEC delayed the effective date of required adoption of SFAS No. 123R to the beginning of the first annual period after June 15, 2005. We plan to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. The Company is currently evaluating the impact of adoption of the various provisions of SFAS No. 123R.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

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

      The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, respectively:

                                   Income (loss)                                               Income (loss) per share
                             from continuing operations                Shares                 From continuing operations
                            ---------------------------   ---------------------------------   --------------------------
                             2005      2004      2003       2005         2004       2003       2005      2004      2003
                            ------    ------    -------   ---------   ----------  ---------   ------     -----     -----
Basic EPS
  Basic calculation         $2,746    $1,952    $(1,506)  5,307,000    5,306,000  5,976,000     $.52      $.37     $(.25)
  Effect of dilutive
      employee stock
      options and warrants       -         -          -     773,000      372,000          -     (.07)     (.03)        -
                            ------    ------    -------   ---------   ----------  ---------     ----      ----     -----

Diluted EPS
  Diluted calculation       $2,746    $1,952    $(1,506)  6,080,000    5,678,000  5,976,000     $.45      $.34     $(.25)
                            ======    ======    =======   =========   ==========  =========     ====      ====     =====

      Options and warrants to purchase 19,500 and 811,918 shares of common stock for the years ended March 27, 2005 and March 28, 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares during the respective periods. Options and warrants to purchase 1,374,981 shares of the Company's common stock for the year ended March 30, 2003 were excluded from the calculation of diluted loss per share as the impact of their inclusion would have been anti-dilutive.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE D - NOTES AND ACCOUNTS RECEIVABLE, NET

      Notes and accounts receivable, net, consist of the following:

                                                MARCH 27,   March 28,
                                                  2005        2004
                                                ---------   ---------
Notes receivable, net of impairment charges      $  523      $  573
Franchise and license royalties                   1,803       1,404
Branded product sales                             1,128         687
Other                                               450         329
                                                 ------      ------
                                                  3,904       2,993

Less: allowance for doubtful accounts               177         328
Less: notes receivable due after one year           136         313
                                                 ------      ------

Notes and accounts receivable, net               $3,591      $2,352
                                                 ======      ======

      Notes receivable at March 27, 2005 and March 28, 2004 principally resulted from sales of restaurant businesses to Miami Sub's and Nathan's franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest with a balloon payment at the end of the term, with interest rates ranging principally between 5% and 10% (See Note B-5).

      Accounts receivable are due within 30 days and are stated at amounts due from franchisees, retail licensees and Branded Product Program customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the customer's current and expected future ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are deemed to be uncollectible.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE D (CONTINUED)

      Changes in the Company's allowance for doubtful accounts are as follows:

                                        2005        2004        2003
                                       ------      ------      ------
Beginning balance                      $ 328       $ 418       $ 644
    Bad debt (recoveries) expense         13         (17)         82
    Other                                 17           -           -
    Accounts written off                (181)        (73)       (308)
                                       -----       -----       -----

Ending balance                         $ 177       $ 328       $ 418
                                       =====       =====       =====

NOTE E - MARKETABLE SECURITIES

      The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities by major security type at March 27, 2005 and March 28, 2004 are as follows:

                                                 Gross         Gross         Fair
                                               unrealized    unrealized      market
                                      Cost       gains         losses        value
                                    --------   ----------    ----------     -------
             2005:

Available-for-sale securities:
Bonds                               $ 11,778     $    24      $  (161)      $11,641
                                    ========     =======      =======       =======

             2004:

Available-for-Sale securities:
Bonds                               $  7,382     $   107      $   (12)      $ 7,477
                                    ========     =======      =======       =======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE E (CONTINUED)

      As of March 27, 2005, the bonds mature at various dates between May 2005 and April 2014. Proceeds from the sale of available-for-sale and trading securities and the resulting gross realized gains and losses included in the determination of net income are as follows:

                                                                       2005              2004           2003
                                                                      ------            ------          -----
Available-for-sale securities:
  Proceeds                                                            $1,357            $2,497          $6,088
  Gross realized gains                                                     -                17              12
  Gross realized losses                                                    -                (5)             (2)
Trading securities:
  Proceeds                                                                 -                 -          $  767
  Gross realized gains                                                     -                 -               -
  Gross realized losses                                                    -                 -            (252)

      Effective April 1, 2002, the Company transferred the Company's bond portfolio formerly classified as trading securities to available for sale securities due to a change in the Company's investment strategies. As required by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the transfer of these securities between categories of investments has been accounted for at fair value and the unrealized holding loss previously recorded through April 1, 2002 of $20 from the trading category has not been reversed. The net unrealized (losses) gains for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, respectively, of $(137), $3 and $64, net of deferred income taxes, has been included as a component of comprehensive income.

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE F - PROPERTY AND EQUIPMENT, NET

      Property and equipment consists of the following:

                                                        MARCH 27,   March 28,
                                                          2005        2004
                                                       ---------    ---------
Land                                                   $ 1,094      $ 1,281
Building and improvements                                1,917        1,854
Machinery, equipment, furniture and fixtures             6,021        5,980
Leasehold improvements                                   4,371        4,123
Construction-in-progress                                     9          103
                                                       -------      -------

                                                        13,412       13,341
 Less: accumulated depreciation and amortization         8,829        8,247
                                                       -------      -------

                                                       $ 4,583      $ 5,094
                                                       =======      =======

      Assets under capital lease amounted to $48 at March 27, 2005 and March 28, 2004. These assets were fully amortized prior to the fiscal year ended March 28, 2004. Depreciation expense on property and equipment was $918, $971 and $1,907 for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, respectively.

      1.    Sales of Restaurants

            The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"), related to the accounting and reporting for segments of a business to be disposed of. In accordance with SFAS No. 144 the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant that it sells, abandons or otherwise disposes of where the Company will have no further involvement in, or cash flows, from such restaurant's operations.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE F (CONTINUED)

      During the fiscal year ended March 27, 2005, the Company ceased the operations of one Company-owned restaurant pursuant to the termination of the lease and notification by the landlord not to renew. The results of operations for this restaurant have been included in discontinued operations for fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, as the company has no continuing involvement in the operation of this restaurant or cash flows from this restaurant.

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

      During the fiscal year ended March 30, 2003, the Company sold three Company-owned restaurants for total consideration of $591. In August 2002, an operating restaurant, which had been classified as held for sale at March 31, 2002, was sold to a non-franchisee for $75. In October 2002, a non-operating restaurant, which had been classified as held for sale was sold to a non-franchisee for $466 and an operating restaurant was sold to a franchisee in exchange for a $50 note. As these restaurants were either classified as held-for-sale prior to the adoption of SFAS No. 144 or the Company has continuing cash flows in the case of the franchised restaurant, the results of operations for these Company-operated restaurants that were sold are included as a component of continuing operations in the accompanying consolidated statements of operations for the fiscal year ended March 30, 2003. In December 2002, the Company abandoned the operations of one Company-owned restaurant pursuant to a lease termination agreement with the landlord. The results of operations for this restaurant have been classified as discontinued operations for fiscal year ended March 30, 2003 as the Company does not have any continuing involvement in the operations of this restaurant or continuing cash flows from this restaurant.

      As discussed in Note F-2 below, during fiscal 2003, the Company also abandoned the operations of seven company-operated restaurants located within certain Home Depot Home Improvement Centers. Pursuant to SFAS No. 144, the results of operations for all seven of these restaurants have been presented as discontinued operations in the accompanying consolidated statement of operations for the period ended March 30, 2003, as the Company has no continuing involvement in the operations of these restaurants or cash flows relating to any of these restaurants.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE F (CONTINUED)

      2.    Food Service License Termination Within Home Depot Stores

            In August 2002, the Company received written notice from Home Depot U.S.A., Inc. ("Home Depot") that Home Depot terminated seven License Agreements with the Company pursuant to which the Company operated Nathan's restaurants in certain Home Depot Home Improvement Centers. In accordance with the termination notices, the Company ceased its operations in all seven Home Depot locations during the fiscal year ended March 30, 2003.

            Pursuant to SFAS No. 144, the results of operations for all seven of these restaurants have been presented as discontinued operations in the accompanying consolidated statements of operations as the Company has no continuing involvement in the operations of these restaurants or cash flows relating to any of these restaurants. The Company revised the estimated useful lives of these assets to reflect the shortened useful lives and recorded additional depreciation expense of approximately $428 during the fiscal year ended March 30, 2003. Pursuant to the termination provisions of certain of the lease agreements with Home Depot, the Company received payments of $184.

            Following is a summary of the results of operations for these seven restaurants for the fiscal year ended March 30, 2003:

                                            2003
                                           -------
Revenues                                   $ 3,096
                                           =======

(Loss) income before income taxes (A)      $  (166)
                                           =======

(A) - (Loss) income before income taxes for the fiscal year ended March 30, 2003 includes additional depreciation expense of $428, as a result of revising the estimated useful lives of these restaurants.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE F (CONTINUED)

      3.    Discontinued Operations

            As described in Notes F-1 and F-2 above, the Company has classified the results of operations of certain restaurants as discontinued operations in accordance with SFAS No. 144. The following is a summary of the results of operations for these restaurants for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003:

                                   2005          2004          2003
                                  -------       -------       -------
Revenues                          $   415       $   917       $ 4,496
                                  =======       =======       =======

Loss before income taxes (A)      $   (15)      $   (98)      $  (206)
                                  =======       =======       =======

(A) - Loss before income taxes for the fiscal year ended March 30, 2003 includes additional depreciation expense of $428, as a result of revising the estimated useful lives of these restaurants.

      4.    Assets Held for Sale

            Included in assets held for sale as of March 27, 2005 and March 28, 2004 are certain land, building and improvements associated with two and one properties, respectively.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE G - ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

      Accrued expenses and other current liabilities consist of the following:

                                                                             MARCH 27,        March 28,
                                                                               2005             2004
                                                                            ----------        ---------
Payroll and other benefits                                                   $ 1,618           $ 1,369
Professional and legal costs                                                     328               259
Self-insurance costs                                                             324               346
Rent, occupancy and lease reserve termination costs                              413               757
Taxes payable                                                                    684               544
Unexpended advertising funds                                                     498               440
Deferred marketing funds                                                         365               410
Other                                                                            858               711
                                                                             -------           -------

                                                                             $ 5,088           $ 4,836
                                                                             =======           =======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE G (CONTINUED)

      Other liabilities consists of the following:

                                                     MARCH 27,    March 28,
                                                       2005         2004
                                                     ---------    ---------
Deferred income - supplier contracts                  $   771      $ 1,137
Deferred development fees                                 316          453
Deferred gain on sales of fixed assets                    160          269
Deferred rental liability                                 265          264
Tenant's security deposits on subleased property          100          111
                                                      -------      -------
                                                      $ 1,612      $ 2,234
                                                      =======      =======

      Lease Reserve Termination Costs

      In connection with the Company's acquisition of Miami Subs in fiscal 2000, Nathan's planned to permanently close 18 under-performing company-owned restaurants; Nathan's expected to abandon or sell the related assets at amounts below the historical carrying amounts recorded by Miami Subs. In accordance with APB No. 16 "Business Combinations", the write-down of these assets was reflected as part of the purchase price allocation. The Company has closed or sold all 18 units. As of March 27, 2005, the Company has recorded charges to operations of approximately $1,461 ($877 after tax) for lease reserves and termination costs in connection with these properties.

      Changes in the Company's reserve for lease reserve and termination costs are as follows:

                        2005        2004        2003
                       ------      ------      ------
Beginning balance      $ 532       $ 529       $ 336
    Additions              -          80         209
    Payments            (334)        (77)        (16)
                       -----       -----       -----

Ending balance         $ 198       $ 532       $ 529
                       =====       =====       =====

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE H - NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

      A summary of notes payable and capitalized lease obligations is as follows:

                                                                                          MARCH 27,        March 28,
                                                                                            2005             2004
                                                                                          ---------        ---------
Note payable to bank at 8.5% through January 2003, 4.5% from February 2003 through January 2006 and adjusting to prime plus 0.25% in February 2006
    and February 2009 and maturing in 2010                                                 $  819           $  986
Capital lease obligations                                                                      47               53
                                                                                           ------           ------

                                                                                              866            1,039
Less current portion                                                                         (174)            (173)
                                                                                           ------           ------

Long-term portion                                                                          $  692           $  866
                                                                                           ======           ======

      The above notes are secured by the related property and equipment, which have been fully depreciated as of March 27, 2005.

      In August 2001, Miami Subs entered into an agreement with a franchisee and a bank, which called for the assumption of a note payable by the franchisee and the repayment of an existing note receivable from the franchisee. The Company guarantees the franchisee's note payable with the bank. The Company's maximum obligation should the franchisee default on the required payments to the bank for the loan funded by the lender was approximately $225 as of March 27, 2005. (See Note L-2)

      At March 27, 2005, the aggregate annual maturities of notes payable and capitalized lease obligations are as follows:

                           2006                  $ 174
                           2007                    175
                           2008                    175
                           2009                    176
                           2010                    164
                           Thereafter                2
                                                 -----
                                                 $ 866
                                                 =====

      The Company maintains a $7,500 line of credit with its primary banking institution. Borrowings under the line of credit are intended to be used to meet the normal short-term working capital needs of the Company. The line of credit is not a commitment and, therefore, credit availability is subject to ongoing approval. The line of credit expires on October 1, 2005, and bears interest at the prime rate (5.75% at March 27, 2005). There were no borrowings outstanding under this line of credit as of March 27, 2005 and March 28, 2004.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE I - OTHER EXPENSE (INCOME), NET

      Included in other expense (income), in the accompanying consolidated statements of operations for the fiscal year ended March 27, 2005, is (i) $(16) for the recovery of lease termination expense, (ii) $45 of lease termination expense in connection with two properties for the fiscal year ended March 28, 2004, and (iii) $232 in lease reserves in connection with four vacant properties for the fiscal year ended March 30, 2003.

NOTE J - INCOME TAXES

      Income tax provision (benefit) consists of the following for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003:

                                                 2005           2004           2003
                                                ------         ------          -----
Federal
    Current                                     $  577         $  120          $   -
    Deferred                                       611            804           (281)
                                                ------         ------          -----
                                                 1,188            924           (281)
                                                ------         ------          -----
State and local
    Current                                        257             74             46
    Deferred                                        37            142            (48)
                                                ------         ------          -----
                                                   294            216             (2)
                                                ------         ------          -----
                                                $1,482         $1,140          $(283)
                                                ======         ======          =====

      Total income tax provision (benefit) for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003 differs from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                      2005           2004          2003
                                                                     --------      --------      -------
Computed "expected" tax (benefit) expense                            $ 1,438       $ 1,052       $  (609)
Nondeductible amortization                                                37            37            99
Impairment on nondeductible favorable lease intangible assets              -             -            87
State and local income taxes, net of Federal income tax benefit          160           181           140
Tax-exempt investment earnings                                           (66)          (46)          (48)
Tax refunds received                                                     (81)          (62)            -
Nondeductible meals and entertainment and other                           (6)          (22)           48
                                                                     -------       -------       -------
                                                                     $ 1,482       $ 1,140       $  (283)
                                                                     =======       =======       =======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE J  (CONTINUED)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                 MARCH 27,   March 28,
                                                                   2005        2004
                                                                 --------    ---------
Deferred tax assets
  Accrued expenses                                                $   619     $   668
  Allowance for doubtful accounts                                      72         131
  Impairment of notes receivable                                      705         908
  Deferred revenue                                                    582         816
  Depreciation expense and impairment of long-lived assets            850         988
  Expenses not deductible until paid                                  130         138
  Amortization of intangibles                                         213         308
  Net operating loss and other carryforwards                          312         751
  Unrealized loss on marketable securities                             47           -
  Excess of straight line over actual rent                            106           -
  Other                                                                 5          65
                                                                  -------     -------
           Total gross deferred tax assets                        $ 3,641     $ 4,773
                                                                  -------     -------

Deferred tax liabilities
  Difference in tax bases of installment gains not
   yet recognized                                                     198         196
  Deductible prepaid expense                                          170           -
  Unrealized gain on marketable securities                              -          46
  Other                                                                 1           2
                                                                  -------     -------
           Total gross deferred tax liabilities                       369         244
                                                                  -------     -------
           Net deferred tax asset                                   3,272       4,529
Less valuation allowance                                             (312)       (751)
                                                                  -------     -------
                                                                    2,960       3,778
  Less current portion                                             (1,168)     (1,326)
                                                                  -------     -------
  Long-Term portion                                               $ 1,792     $ 2,452
                                                                  =======     =======

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE J (CONTINUED)

      The Company utilized net operating loss carryforwards ("NOLs") of approximately $244 during fiscal 2005. The determination that the net deferred tax asset of $2,960 and $3,778 at March 27, 2005 and March 28, 2004, respectively, is realizable is based on anticipated future taxable income.

      At March 27, 2005, the Company had an NOL of approximately $244 remaining (after certain IRS agreed-upon adjustments and other reductions due to expiring losses) which may be available to offset the Company's March 27, 2005 taxable income and general business credit carryforwards remaining of approximately $120 which may be used to offset liabilities through 2008. These losses and credits are subject to limitations imposed under the Internal Revenue Code pursuant to Sections 382 and 383 regarding changes in ownership. As a result of these limitations, the Company has recorded a valuation allowance for the Miami Subs loss carryforwards and credits related to the acquisition of Miami Subs. The valuation allowance also includes various state NOL's related to the post-acquisition losses of Miami Subs not utilized on a consolidated basis and carried forward on a state basis.

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

                March 27, 2005, March 28, 2004 and March 30, 2003

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

      The 1992 Plan and Directors' Plan expired with respect to the granting of new options on December 2, 2002 and December 31, 2004, respectively. The 1998 Plan, the 2001 Plan and the 2002 Plan expire on April 5, 2008, June 13, 2011 and June 17, 2012, respectively, unless terminated earlier by the Board of Directors under conditions specified in the Plan.

      The Company issued 478,584 stock options to employees of Miami Subs to replace 957,168 of previously issued Miami Subs options pursuant to the acquisition by Nathan's and issued 47,006 new options. All options were fully vested upon consummation of the merger. Exercise prices range from a low of $3.1875 to a high of $18.6120 per share and expire at various times through September 30, 2009.

      During the fiscal year ended March 27, 2005, 237,640 stock options were exercised which aggregated proceeds of $530 to the Company.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

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

         In connection with the merger with Miami Subs, the Company issued 579,040 warrants to purchase common stock to the former shareholders of Miami Subs. These warrants expired on September 30, 2004 and had an exercise price of $6.00 per share. During fiscal 2005, 142,855 of these warrants were exercised which aggregated proceeds of $857 to the Company, and 436,179 warrants expired unexercised. The Company also issued 63,700 warrants to purchase common stock to the former warrant holders of Miami Subs, of which 18,750 remain outstanding as of March 27, 2005. The exercise price of these outstanding warrants is $16.55 per share and expire in March 2006.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE K (CONTINUED)

      A summary of the status of the Company's stock option plans and warrants, excluding the 579,040 warrants issued to former shareholders of Miami Subs, at March 27, 2005, March 28, 2004 and March 30, 2003 and changes during the fiscal years then ended is presented in the tables below:

                                              2005                      2004                       2003
                                     ----------------------    ---------------------      -----------------------
                                                  WEIGHTED-                Weighted-                    Weighted-
                                                   AVERAGE                  Average                      Average
                                                   EXERCISE                 Exercise                     Exercise
                                       SHARES       PRICE        Shares      price          Shares        price
                                     ---------    ---------    ---------   ---------      ---------     ---------
Options outstanding - beginning
  of year                            1,778,686    $    3.92    1,754,249    $   4.01      1,821,146     $    4.29
  Granted                               95,000         5.62       65,000        4.03         40,000          3.96
  Expired                             (141,250)        7.22      (40,563)      11.67       (106,897)         7.32

  Exercised                           (237,640)        4.08            -           -
                                     ---------    ---------    ---------   ---------      ---------     ---------

Options outstanding - end of year    1,494,796         3.81    1,778,686        3.92      1,754,249          4.01
                                     =========                 =========                  =========

Options exercisable - end of year    1,322,629                 1,572,268                  1,502,124
                                     =========                 =========                  =========

Weighted-average fair value of
    options granted                               $    2.87                 $   1.60                    $    2.19
                                                  =========                 ========                    =========

Warrants outstanding - beginning
  of year                              168,750    $    4.73      318,750    $   4.62        318,750     $    4.62
Expired                                      -                  (150,000)       4.50              -
                                     ---------                 ---------                  ---------

Warrants outstanding - end of year     168,750         4.73      168,750        4.73        318,750          4.62
                                     ---------                 ---------                  ---------

Warrants exercisable - end of year     168,750                   168,750                    318,750
Weighted-average fair value of       =========                 =========                  =========
  warrants granted                                $       -                 $      -                    $       -
                                                  =========                 ========                    =========

      At March 27, 2005, 203,500 common shares were reserved for future restricted stock or stock option grants.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE K (CONTINUED)

      The following table summarizes information about stock options and warrants at March 27, 2005:

                                                                                              Options and
                                    Options and warrants outstanding                      warrants exercisable
                      -----------------------------------------------------------      --------------------------
                                                Weighted-               Weighted-                       Weighted-
                        Number                   average                 average         Number          average
    Range of          outstanding               remaining               exercise       exercisable       exercise
 exercise prices      at 3/27/05            contractual life              price         at 3/27/05        price
-----------------     -----------           ----------------            ---------      -----------      ---------
$ 3.19 to $  4.00       1,434,418                 4.0                   $   3.36         1,373,918      $    3.35
  4.01 to    6.00         136,250                 8.1                       5.27            24,583           4.52
  6.01 to   16.55          92,878                 1.4                       8.38            92,878           8.38
                        ---------                 ---                   --------         ---------      ---------

$ 3.19 to $ 16.55       1,663,546                 4.2                   $   3.80         1,491,379      $    3.68
                        =========                 ===                   ========         =========      =========

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

      The Rights are not exercisable until the Distribution Date. The Distribution Date is the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Common Stock, as amended, or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement, or announcement of an intention to make a tender offer or exchange offer by a person (other than the Company, any wholly-owned subsidiary of the Company or certain employee benefit plans) which, if consummated, would result in such person becoming an Acquiring Person. The Rights were set to expire on June 19, 2005, unless earlier redeemed by the Company. On June 15, 2005, The Board of Directors approved an extension of the Rights through June 19, 2010 under essentially the same terms and conditions.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

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

      Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company has reserved 9,307,363 shares of Common Stock for issuance upon exercise of the Rights.

4.    Stock Repurchase Plan

      On September 14, 2001, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. As part of the stock repurchase plan, on April 10, 2002, the Company repurchased 751,000 shares of the Company's common stock for aggregate consideration of $2,741 in a private transaction with a stockholder. The Company completed its initial Stock Repurchase Plan at a cost of approximately $3,670 during the fiscal year ended March 30, 2003. On October 7, 2002, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 additional shares of the Company's common stock. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. The Company expects to fund these stock repurchases from its operating cash flow. Through March 27, 2005, 891,100 additional shares have been repurchased at a cost of approximately $3,488.

5.    Employment Agreements

      We entered into a new employment agreement with Howard M. Lorber, our Chairman and Chief Executive Officer, effective as of January 1, 2005. The agreement expires December 31, 2009. Pursuant to the agreement, Mr. Lorber receives a base salary of $250 and an annual bonus equal to 5 percent of our consolidated pre-tax earnings over $5,000 for each fiscal year. The agreement further provides for a consulting agreement after the termination of employment during which Mr. Lorber will receive a consulting payment of $225 per year. Mr. Lorber is also entitled to a severance payment in certain circumstances upon termination, as defined in the agreement. The employment agreement also provides Mr. Lorber the right to participate in employment benefits offered to other Nathan's executives. In connection with the agreement, we issued to Mr. Lorber 50,000 shares of restricted common stock

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

      NOTE K (CONTINUED)

      which vest ratably over the 5-year term of the employment agreement. A charge of $363 based on the fair market value of the Company's common stock has been recorded to deferred compensation and is being amortized to earnings ratably over the vesting period.

      In the event that Mr. Lorber's officer employment is terminated without cause, he is entitled to receive his salary and bonus for the remainder of the contract term. The employment agreement further provides that in the event there is a change in control, as defined in the agreement, Mr. Lorber has the option, exercisable within one year after such event, to terminate his employment agreement. Upon such termination, he has the right to receive a lump sum cash payment equal to the greater of (A) his salary and annual bonuses for the remainder of the employment term (including a prorated bonus for any partial fiscal year), which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination; or (B)
      2.99 times his salary and annual bonus for the fiscal year immediately preceding the fiscal year of termination, as well as a lump sum cash payment equal to the difference between the exercise price of any exercisable options having an exercise price of less than the then current market price of our common stock and such then current market price. In addition, we will provide Mr. Lorber with a tax gross-up payment to cover any excise tax due. In the event of termination due to Mr. Lorber's death or disability, he is entitled to receive an amount equal to his salary and annual bonuses for a three-year period, which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination.

      The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement has been extended annually through December 31, 2005, based on the original terms, and no nonrenewal notice has been given as of May 25, 2005. The agreement provides for annual compensation of $289 plus certain other benefits. In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

      The Company and the President of Miami Subs, pursuant to the merger agreement, entered into an employment agreement on September 30, 1999 for a period commencing on September 30, 1999 and ending on September 30, 2002. The agreement provides for annual compensation of $210 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. No nonrenewal notice has been given as of May 25, 2005. The agreement includes a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined. In the event a nonrenewal notice is delivered, the Company must pay the officer an amount equal to the employee's base salary as then in effect.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE K (CONTINUED)

      The Company and one executive of Miami Subs entered into a change of control agreement effective November 1, 2001 for annual compensation of $136 per year. The agreement additionally includes a provision under which the executive has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined.

      Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company upon 30-days' prior written notice by the Company in the event of disability or "cause," as defined in each agreement.

6.    401(k) Plan

      The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21 who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 15% of their total annual salary. Company contributions are discretionary. The Company matches contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee's total annual salary. Employer contributions for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003 were $22, $21 and $25, respectively.

7.    Other Benefits

      The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE L - COMMITMENTS AND CONTINGENCIES

      1.    Commitments

            The Company's operations are principally conducted in leased premises. The leases generally have initial terms ranging from 5 to 20 years and usually provide for renewal options ranging from 5 to 20 years. Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance). Certain of the leases require additional (contingent) rental payments if sales volumes at the related restaurants exceed specified limits. As of March 27, 2005, the Company has noncancelable operating lease commitments, net of certain sublease rental income, as follows:

                                  Lease             Sublease           Net lease
                               commitments           income           commitments
                               -----------          --------          -----------
2006                            $   3,587           $  2,001            $ 1,586
2007                                3,377              1,905              1,472
2008                                2,797              1,603              1,194
2009                                1,846              1,099                747
2010                                1,527                944                583
Thereafter                          1,753              1,563                190
                                ---------           --------            -------

                                $  14,887           $  9,115            $ 5,772
                                =========           ========            =======

            Aggregate rental expense, net of sublease income, under all current leases amounted to $1,278, $1,584 and $2,340 for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, respectively.

            The Company also owns or leases sites, which it in turn subleases to franchisees which expire on various dates through 2016 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

            The Company also subleases locations to third parties. Such sub-leases provide for minimum annual rental payments by the Company aggregating approximately $2,885 and expire on various dates through 2015 exclusive of renewal options.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE L (CONTINUED)

            Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense was approximately $52, $67 and $88 for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, respectively.

      2.    Guarantees

            The Company guarantees certain equipment financing for franchisees with a third-party lender. The Company's maximum obligation, should the franchisees default on the required monthly payment to the third-party lender, for loans funded by the lender, as of March 27, 2005, was approximately $100. The equipment financing expires at various dates through fiscal 2008.

            The Company also guarantees a franchisee's note payable with a bank. The note payable matures in fiscal 2007. The Company's maximum obligation, should the franchisee default on the required monthly payments to the bank, for the loan funded by the lender, as of March 27, 2005, was approximately $225.

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

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE L (CONTINUED)

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

      An employee of a Miami Subs franchised restaurant commenced an action for unspecified damages in the United States District Court, Southern District of Florida in September 2004 against Miami Subs Corporation, Miami Subs USA, Inc., and three Miami Subs franchisees, FMI Subs Corporation, NEESA Subs Corp. and Muhammad Amin, (the franchisees), claiming that she was not paid overtime when she worked in excess of 40 hours per week, in violation of the Fair Labor Standards Act. The action also seeks damages for any other employees of the defendants who would be similarly entitled to overtime. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisees are obligated to operate their Miami Subs franchises in compliance with the law, including all labor laws. On May 27, 2005 this action was settled without payment to the plaintiffs by Miami Subs Corporation.

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE L (CONTINUED)

     In July 2001, a female manager at one of our company-owned restaurants filed a charge with the Equal Employment Opportunity Commission ("EEOC") claiming sex discrimination in violation of Title VII of the Civil Rights Act of 1964 and a violation of the Equal Pay Act. The employee claimed that she was being paid less than male employees for comparable work, which Nathan's denied. Although the parties agreed to a settlement in March 2004 for approximately $10, such agreement was not finalized and in June and August 2004, the employee filed further charges with the EEOC claiming that Nathan's had retaliated against her, first by refusing her request for a shift change and then by terminating her employment in July 2004. Following a determination by the EEOC in May 2005 that there was no reasonable cause to believe that the employee was terminated in retaliation for filing a charge of discrimination, but that there was reasonable cause to believe that she was paid less than similarly situated males in violation of the Equal Pay Act and Title VII and that she was denied a request for a change in shift in retaliation for filing the discrimination charge, the EEOC advised that it would engage in conciliation and settlement efforts to try to resolve the employee's charges. Nathan's intends to cooperate with the EEOC's conciliation efforts in the hope that this matter can be settled on reasonable terms. If it cannot, and the employee or the EEOC commences legal proceedings, Nathan's will defend the matter vigorously.

     The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.


NOTE M - RELATED PARTY TRANSACTIONS

     An accounting firm of which Charles Raich, who joined Nathan's Board of Directors on June 15, 2004, serves as Managing Partner, received ordinary tax preparation and other consulting fees of $127, $99 and $81 for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, respectively.

     A firm on which Mr. Howard M. Lorber serves as chairman of the board of directors, and the firm's affiliates received ordinary and customary insurance commissions aggregating approximately $49, $26 and $41 for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, respectively.

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

                     Nathan's Famous, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

                March 27, 2005, March 28, 2004 and March 30, 2003

NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                         First            Second          Third          Fourth
                                                        Quarter           Quarter         Quarter        Quarter
                                                      -----------       -----------    ------------   ------------
FISCAL YEAR 2005
TOTAL REVENUES (a)                                    $     9,261       $     9,903    $      7,300   $      7,648
GROSS PROFIT (a)(b)                                         1,812             2,243           1,033            942
NET INCOME (a)                                        $       950       $     1,090    $        476   $        221
                                                      ===========       ===========    ============   ============

PER SHARE INFORMATION
NET INCOME PER SHARE
  BASIC (c)                                           $       .18       $       .21    $        .09   $        .04
                                                      ===========       ===========    ============   ============
  DILUTED (c)                                         $       .16       $       .18    $        .08   $        .04
                                                      ===========       ===========    ============   ============

SHARES USED IN COMPUTATION OF NET INCOME
    PER SHARE
    BASIC (c)                                           5,214,000         5,203,000       5,352,000      5,459,000
                                                      ===========       ===========    ============   ============
    DILUTED (C)                                         5,913,000         5,924,000       6,173,000      6,312,000
                                                      ===========       ===========    ============   ============

Fiscal Year 2004
Total revenues (a)                                    $     8,744       $     8,484    $      6,290   $      6,244
Gross profit (a)(b)                                         1,903             1,878             939            930
Net income                                            $       744       $       856    $        237   $         57
                                                      ===========       ===========    ============   ============

Per share information
Net income per share
  Basic (c)                                           $       .14       $       .16    $        .04   $        .01
                                                      ===========       ===========    ============   ============
  Diluted (c)                                         $       .14       $       .15    $        .04   $        .01
                                                      ===========       ===========    ============   ============

Shares used in computation of net income
  per share
    Basic (c)                                           5,370,000         5,313,000       5,286,000      5,255,000
                                                      ===========       ===========    ============   ============
    Diluted (c)                                         5,478,000         5,593,000       5,742,000      5,901,000
                                                      ===========       ===========    ============   ============

(a) Total revenues and gross profit were adjusted from amounts previously reported on Form 10Q's to reflect a reclassification of operations of one restaurant to discontinued operations in the fiscal year ended March 27, 2005.

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

                     Nathan's Famous, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Fifty-two weeks ended March 27, 2005, March 28, 2004 and March 30, 2003
                                 (in thousands)

                                                                          COL. C
                                                                ----------------------------
                                                  COL. B           (1)            (2)
                                                ----------      Additions                                        COL. E
              COL. A                            Balance at      charged to      Additions         COL. D      -------------
-------------------------------------            beginning      costs and       charged to      ----------     Balance at
             Description                         of period       expenses     other accounts    Deductions    end of period
-------------------------------------           ----------      ----------    --------------    ----------    -------------
FIFTY-TWO WEEKS ENDED MARCH 27, 2005
ALLOWANCE FOR DOUBTFUL ACCOUNTS -
  ACCOUNTS RECEIVABLE                               $  328         $    13      $    17(b)      $    181(a)    $      177
                                                    ======         =======      =======         ========       ==========
  LEASE RESERVE AND TERMINATION COSTS               $  532         $     -      $     -         $    334(c)    $      198
                                                    ======         =======      =======         ========       ==========

Fifty-two weeks ended March 28, 2004
Allowance for doubtful accounts -
  accounts receivable                               $  418         $     -      $     -         $     90(a)    $      328
                                                    ======         =======      =======         ========       ==========
  Lease reserve and termination costs               $  529         $    80      $     -         $     77(c)    $      532
                                                    ======         =======      =======         ========       ==========

Fifty-two weeks ended March 30, 2003
Allowance for doubtful accounts -
  accounts receivable                               $  644         $    82      $     -         $    308(a)    $      418
                                                    ======         =======      =======         ========       ==========
  Lease reserve and termination costs               $  336         $   209      $     -         $     16(c)    $      529
                                                    ======         =======      =======         ========       ==========

(a) Uncollectible amounts written off

(b) Provision charged to advertising fund

(c) Payment of lease termination and other costs