Form 10-Q
period 2005-06-26
NATHANS FAMOUS INC
filed 2005-08-09
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended JUNE 26, 2005.

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

                                 (516) 338-8500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

At August 5, 2005, an aggregate of 5,564,842 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)                     3

           Consolidated Balance Sheets - June 26, 2005 and
           March 27, 2005                                                    3

           Consolidated Statements of Earnings - Thirteen Weeks
           Ended June 26, 2005 and June 27, 2004                             4

           Consolidated Statement of Stockholders' Equity - Thirteen
           Weeks Ended June 26, 2005                                         5

           Consolidated Statements of Cash Flows - Thirteen Weeks
           Ended June 26, 2005 and June 27, 2004                             6

           Notes to Consolidated Financial Statements                        7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              13

Item 3.    Qualitative and Quantitative Disclosures about Market Risk       19

Item 4.    Controls and Procedures                                          20

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      21

Item 6.    Exhibits                                                         22

SIGNATURES                                                                  23

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                  June 26,    March 27,
                                                                                    2005         2005
                                                                                -----------   ---------
                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents including restricted cash
      of $83                                                                     $  4,831     $  2,935
   Marketable securities                                                           11,262       11,641
   Accounts and notes receivable, net                                               4,924        3,591
   Inventories                                                                        690          688
   Assets held for sale                                                               187          688
   Prepaid expenses and other current assets                                          947          907
   Deferred income taxes                                                            1,168        1,168
                                                                                 --------     --------
      Total current assets                                                         24,009       21,618

Notes receivable, net                                                                 132          136
Property and equipment, net                                                         4,538        4,583
Goodwill                                                                               95           95
Intangible assets, net                                                              2,735        2,800
Deferred income taxes                                                               1,729        1,792
Other assets, net                                                                     250          245
                                                                                 --------     --------
                                                                                 $ 33,488     $ 31,269
                                                                                 ========     ========

Current liabilities:
   Current maturities of notes payable and capital lease obligations             $    174     $    174
   Accounts payable                                                                 2,718        2,009
   Accrued expenses and other current liabilities                                   5,346        5,088
   Deferred franchise fees                                                            355          338
                                                                                 --------     --------
      Total current liabilities                                                     8,593        7,609

   Notes payable and capital lease obligations, less current maturities               649          692
   Other liabilities                                                                1,528        1,612
                                                                                 --------     --------
      Total liabilities                                                            10,770        9,913
                                                                                 --------     --------

Stockholders' equity:
   Common stock, $.01 par value - 30,000,000 shares authorized; 7,455,317 and 7,440,317 shares issued; 5,564,217 and 5,549,217 shares outstanding
      at June 26, 2005 and March 27, 2005, respectively                                75           74
   Additional paid-in capital                                                      42,756       42,665
   Deferred compensation                                                             (263)        (281)
   Accumulated deficit                                                            (12,705)     (13,874)
   Accumulated other comprehensive income (loss)                                       13          (70)
                                                                                 --------     --------
                                                                                   29,876       28,514
   Treasury stock at cost, 1,891,100 shares                                        (7,158)      (7,158)
                                                                                 --------     --------
      Total stockholders' equity                                                   22,718       21,356
                                                                                 --------     --------
                                                                                 $ 33,488     $ 31,269
                                                                                 ========     ========

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              Thirteen weeks ended June 26, 2005 and June 27, 2004
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    2005     2004
                                                                  -------   ------
Sales                                                             $ 8,222   $6,431
Franchise fees and royalties                                        1,748    1,665
License royalties                                                   1,157      939
Investment and other income                                           146      182
Interest income                                                        82       48
                                                                  -------   ------
      Total revenues                                               11,355    9,265
                                                                  -------   ------
Costs and expenses:
   Cost of sales                                                    6,295    4,619
   Restaurant operating expenses                                      783      759
   Depreciation and amortization                                      199      218
   Amortization of intangible assets                                   65       65
   General and administrative expenses                              2,105    2,024
   Interest expense                                                    11       12
                                                                  -------   ------
      Total costs and expenses                                      9,458    7,697
                                                                  -------   ------

Income from continuing operations before income taxes               1,897    1,568
Provision for income taxes                                            722      616
                                                                  -------   ------
   Income from continuing operations                                1,175      952
                                                                  -------   ------

Discontinued operations

   Loss from discontinued operations before income taxes              (10)      (3)
   Benefit from income taxes                                           (4)      (1)
                                                                  -------   ------
   Loss from discontinued operations                                   (6)      (2)
                                                                  -------   ------
   Net income                                                     $ 1,169   $  950
                                                                  =======   ======

PER SHARE INFORMATION
Basic income (loss) per share
   Income from continuing operations                              $  0.21   $ 0.18
   Loss from discontinued operations                                (0.00)   (0.00)
                                                                  -------   ------
   Net income                                                     $  0.21   $ 0.18
                                                                  =======   ======

Diluted income (loss) per share
   Income from continuing operations                              $  0.18   $ 0.16
   Loss from discontinued operations                                (0.00)   (0.00)
                                                                  -------   ------
   Net income                                                     $  0.18   $ 0.16
                                                                  =======   ======

Weighted average shares used in computing per share information
   Basic                                                            5,555    5,214
                                                                  =======   ======
   Diluted                                                          6,474    5,913
                                                                  =======   ======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Thirteen weeks ended June 26, 2005
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                              Additional
                                       Common                   Paid-in     Deferred
                                       Shares   Common Stock    Capital   Compensation
                                     ---------  ------------  ----------  ------------
Balance at March 27, 2005            7,440,317       $74        $42,665      $(281)

Shares issued in connection with
exercise of employee stock options      15,000         1             71

Income tax benefit on employee
stock options                                                        20

Amortization of deferred
compensation relating to restricted
stock                                                                           18

Unrealized gains on available for
sale securities, net of deferred
income tax expense of $54

Net income
                                     ---------       ---        -------      -----
Balance at June 26, 2005             7,455,317       $75        $42,756      $(263)
                                     =========       ===        =======      =====

                                                   Accumulated
                                                      Other                 Treasury      Total
                                     Accumulated  Comprehensive  Treasury    Stock,   Stockholders'
                                       Deficit        Income      Shares    at cost       Equity
                                     -----------  -------------  ---------  --------  -------------
Balance at March 27, 2005             $(13,874)       $(70)      1,891,100  $(7,158)     $21,356

Shares issued in connection with
exercise of employee stock options                                                            72

Income tax benefit on employee
stock options                                                                                 20

Amortization of deferred
compensation relating to restricted
stock                                                                                         18

Unrealized gains on available for
sale securities, net of deferred
income tax expense of $54                               83                                    83

Net income                               1,169                                             1,169
                                      --------        ----       ---------  -------      -------
Balance at June 26, 2005              $(12,705)       $ 13       1,891,100  $(7,158)     $22,718
                                      ========        ====       =========  =======      =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Thirteen weeks ended June 26, 2005 and June 27, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                              2005      2004
                                                                            -------   -------
Cash flows from operating activities:
   Net income                                                               $ 1,169       950
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                             199       218
      Amortization of intangible assets                                          65        65
      Amortization of bond premium                                               50        32
      Amortization of deferred compensation                                      18        --
      Provision for doubtful accounts                                             3         6
      Gain on disposal of fixed assets                                          (25)      (24)
      Income tax benefit on stock option exercises                               20        --
      Deferred income taxes                                                       8        (2)
   Changes in operating assets and liabilities:
      Accounts and notes receivable, net                                     (1,415)   (1,135)
      Inventories                                                                (2)       99
      Prepaid expenses and other current assets                                 (40)      (66)
      Accounts payable and accrued expenses                                     967      (396)
      Deferred franchise fees                                                    17       129
      Other assets, net                                                          (5)       (1)
      Other non current liabilities                                             (76)     (110)
                                                                            -------   -------
   Net cash provided by (used in) operating activities                          953      (235)
                                                                            -------   -------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                        1,000       650
   Purchase of available for sale securities                                   (533)       --
   Purchase of property and equipment                                          (151)     (262)
   Proceeds from sale of property and equipment                                 515         5
   Payments received on notes receivable                                         83        77
                                                                            -------   -------
      Net cash provided by investing activities                                 914       470
                                                                            -------   -------
Cash flows from financing activities:
   Proceeds from the exercise of stock options                                   72        --
   Principal repayment of borrowings and obligations under capital leases       (43)      (43)
                                                                            -------   -------
   Net cash provided by (used in) financing activities                           29       (43)
                                                                            -------   -------
Net increase in cash and cash equivalents                                     1,896       192
Cash and cash equivalents, beginning of period                                2,935     3,449
                                                                            -------   -------
Cash and cash equivalents, end of period                                    $ 4,831   $ 3,641
                                                                            =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes                             $    61   $    30
                                                                            =======   =======
   Cash paid during the period for interest                                 $    11   $    12
                                                                            =======   =======

          See accompanying notes to consolidated financial statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 26, 2005
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's" or the "Company") for the thirteen week periods ended June 26, 2005 and June 27, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan's Annual Report on Form 10-K for the fiscal year ended March 27, 2005.

     A summary of the Company's significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company's 2005 Annual Report on Form 10-K. There have been no changes to the Company's significant accounting policies subsequent to March 27, 2005.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No.43" ("SFAS No.151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No.151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No.151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of this standard on its consolidated financial statements.

     In December 2004, the FASB issues SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which revised SFAS No. 123, Accounting for Stock Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. On April 14, 2005, the SEC delayed the effective date of required adoption of SFAS No. 123R to the beginning of the first annual period after June 15, 2005. The Company plans to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. The Company is currently evaluating the impact of adoption of the various provisions of SFAS No. 123R.

NOTE C - INCOME PER SHARE

     Basic income per common share is calculated by dividing income by the weighted-average number of common shares outstanding and excludes any dilutive effect of stock options or warrants. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income per common share result from the assumed exercise of stock options and warrants, using the treasury stock method.

     The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen week periods ended June 26, 2005 and June 27, 2004, respectively.

THIRTEEN WEEKS

                                                                                       Income from
                                            Income from                           Continuing Operations
                                       Continuing Operations   Number of Shares         Per Share
                                       ---------------------   ----------------   ---------------------
                                            2005    2004          2005    2004        2005     2004
                                           ------   ----         -----   -----       ------   ------
                                           (In thousands)       (In thousands)
Basic EPS
   Basic calculation                       $1,175   $952         5,555   5,214       $ 0.21   $ 0.18
   Effect of dilutive employee stock
      options and warrants                     --     --           919     699        (0.03)   (0.02)
                                           ------   ----         -----   -----       ------   ------
Diluted EPS
   Diluted calculation                     $1,175   $952         6,474   5,913       $ 0.18   $ 0.16
                                           ======   ====         =====   =====       ======   ======

     Options and warrants to purchase 19,500 and 761,909 shares of common stock in the thirteen week periods ended June 26, 2005 and June 27, 2004, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods.

NOTE D - STOCK BASED COMPENSATION

     At June 26, 2005, the Company had five stock-based employee compensation plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, when the exercise price of stock options or warrants granted to employees or the Company's independent directors equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee or independent director stock option grants. Compensation expense for restricted stock awards is measured at the fair value on the date of grant, based upon the number of shares granted and the quoted market price of the Company's stock. Such value is recognized as expense over the vesting period of the award.

     The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                            Thirteen Weeks Ended
                                            --------------------
                                             June 26,   June 27,
                                               2005       2004
                                             --------   --------
                                               (In thousands)
Net income, as reported                       $1,169     $ 950
Add: Stock-based compensation
   included in net income                         11        --
Deduct: Total stock-based employee
   compensation expense determined under
   fair value-based method for all awards        (33)      (51)
                                              ------     -----
Pro forma net income                          $1,147     $ 899
                                              ======     =====

Earnings  per Share
   Basic - as reported                        $ 0.21     $0.18
                                              ======     =====
   Diluted - as reported                      $ 0.18     $0.16
                                              ======     =====
   Basic - pro forma                          $ 0.21     $0.17
                                              ======     =====
   Diluted - pro forma                        $ 0.18     $0.15
                                              ======     =====

     Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and independent director stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and independent director stock options.

     During the thirteen weeks ended June 27, 2004, the Company granted 95,000 options having an exercise price of $5.62. All of the options granted vest as follows: 33 1/3% on the first anniversary of the date of grant, 66 2/3% on the second anniversary of the date of grant and 100% on the third anniversary of the date of grant. All options have an expiration date of ten years from the date of grant. No options were granted during the thirteen weeks ended June 26, 2005.

     The weighted average option fair values and the assumptions used to estimate these values are as follows:

                        Thirteen Weeks Ended
                              June 27,
                                2004
                        --------------------
Option fair values             $2.87
Expected life (years)            7.0
Interest rate                   4.50%
Volatility                      29.9%
Dividend yield                   0.0%

NOTE E - PROPERTY AND EQUIPMENT, NET

1. SALE OF RESTAURANT

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

     During the thirteen weeks ended June 26, 2005, the Company sold one Company-owned restaurant, that it had previously leased to the operator pursuant to a management agreement, for total cash consideration of $515,000 and entered into a franchise agreement with the buyer to continue operating the restaurant. As the Company expects to have a continuing stream of cash flows from this restaurant, the results of operations for this restaurant are included in "Income from continuing operations before income taxes" in the accompanying consolidated statements of operations for the thirteen week period ended June 26, 2005 through the date of sale. There were no sales of Company-owned restaurants during the thirteen weeks ended June 27, 2004.

     The results for this restaurant are as follows:

                                                         Thirteen Weeks Ended
                                                         --------------------
                                                          June 26,   June 27,
                                                            2005       2004
                                                          --------   --------
                                                            (In thousands)
Total revenues                                               $59        $12
                                                             ===        ===
Income from continuing  operations before income taxes       $57        $10
                                                             ===        ===

2. DISCONTINUED OPERATIONS

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"), related to the accounting and reporting for segments of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant or property that Nathan's sells, abandons or otherwise disposes of where the Company will have no further involvement in, or cash flows, from such restaurant's operations.

On July 13, 2005, Nathan's sold a parcel of land, previously utilized as a parking lot adjacent to a company-owned restaurant (See Note K-2). The operating expenses for this property have been included in discontinued operations for the quarters ended June 26, 2005 and June 27, 2004 as the Company has no continuing involvement in the operation of the property or cash flows from this property.

During the fiscal year ended March 27, 2005, the Company ceased the operations of one Company-owned restaurant pursuant to the termination of the lease and notification by the landlord not to renew. The results of operations for this restaurant have been included in discontinued operations for first quarter ended June 27, 2004 as the Company has no continuing involvement in the operation of the restaurant or cash flows from this restaurant.

The results of operations for these properties are as follows:

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                           June 26,   June 27,
                                                             2005       2004
                                                           --------   --------
                                                             (In thousands)
Total revenue                                                $ --       $219
                                                             ====       ====
(Loss) from discontinued operations before income taxes      $(10)      $ (3)
                                                             ====       ====

NOTE F -- STOCK REPURCHASE PROGRAM

     On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through June 26, 2005, Nathan's purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan's has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company's common stock during the thirteen weeks ended June 26, 2005. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

NOTE G - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                                Thirteen Weeks Ended
                                                                --------------------
                                                                 June 26,   June 27,
                                                                   2005       2004
                                                                 --------   --------
                                                                   (In thousands)
Net income                                                        $1,169      $950
Unrealized gain (loss) on available-for-sale securities, net
   of tax provision (benefit) of $54 and  $(55), respectively         83       (87)
                                                                  ------      ----
Comprehensive income                                              $1,252      $863
                                                                  ======      ====

     Accumulated other comprehensive income at June 26, 2005 and June 27, 2004 consists entirely of unrealized gains and (losses) on available-for-sale securities, net of deferred taxes.

NOTE H - COMMITMENTS AND CONTINGENCIES

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

     Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan's Famous, Inc. seeking damages of $1,000,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez's employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. Nathan's has denied any liability and is defending this action vigorously. Nathan's expects that the cost of defending this claim will be covered by its insurance, subject to the policy deductible.

     An employee of a Miami Subs franchised restaurant commenced an action for unspecified damages in the United States District Court, Southern District of Florida in September 2004 against Miami Subs Corporation, Miami Subs USA, Inc., and three Miami Subs franchisees, FMI Subs Corporation, NEESA Subs Corp. and Muhammad Amin, (the franchisees), claiming that she was not paid overtime by the franchisees when she worked in excess of 40 hours per week, in violation of the Fair Labor Standards Act. The action also sought damages for any other employees of the defendants who would be similarly entitled to overtime. On May 27, 2005, this action was settled without payment to the plaintiffs by Miami Subs Corporation.

     In July 2001, a female manager at one of the Company-owned restaurants filed a charge with the Equal Employment Opportunity Commission ("EEOC") claiming sex discrimination in violation of Title VII of the Civil Rights Act of 1964 and a violation of the Equal Pay Act. The employee claimed that she was being paid less than male employees for comparable work, which Nathan's denied. Although the parties agreed to a settlement in March 2004 for approximately $10,000, such agreement was not finalized and in June and August 2004, the employee filed further charges with the EEOC claiming that Nathan's had retaliated against her, first by refusing her request for a shift change and then by terminating her employment in July 2004. Following a determination by the EEOC in May 2005 that there was no reasonable cause to believe that the employee was terminated in retaliation for filing a charge of discrimination, but that there was reasonable cause to believe that she was paid less than similarly situated males in violation of the Equal Pay Act and Title VII and that she was denied a request for a change in shift in retaliation for filing the discrimination charge, the EEOC advised that it would engage in conciliation and settlement efforts to try to resolve the employee's charges. Nathan's intends to cooperate with the EEOC's conciliation efforts in the hope that this matter can be settled on reasonable terms. If it cannot, and the employee or the EEOC commences legal proceedings, Nathan's will defend the matter vigorously.

     The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

2. GUARANTEES

     The Company guarantees certain equipment financing for certain franchisees with a third-party lender. The Company's maximum obligation, should all of the franchisees default on the required monthly payment to the third-party lender for loans funded by the lender, as of June 26, 2005 would be approximately $59,000. The equipment financing expires at various dates through fiscal 2008.

     The Company also guarantees a franchisee's note payable with a bank. The note payable matures in April 2007. The Company's maximum obligation, should the franchisee default on the required monthly payments to the bank, for loans funded by the lender, as of June 26, 2005, would be approximately $216,000.

     The guarantees referred to above were entered into by the Company prior to December 31, 2002 and have not been modified since that date, which was the effective date for FIN 45 "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others."

NOTE I - RECLASSIFICATIONS

     Certain reclassifications of prior period balances have been made to conform to the June 26, 2005 presentation.

NOTE J - SUBSEQUENT EVENTS

1. EMPLOYMENT AGREEMENTS

     On July 12, 2005, Miami Subs Corporation ("MSC"), a wholly-owned subsidiary of Nathan's Famous, Inc. (the "Registrant") and Donald Perlyn, entered into an amendment to Mr. Perlyn's employment agreement with MSC dated as of January 15, 1999. Mr. Perlyn is employed as President of MSC and is also an Executive Vice President of Nathan's. Nathan's is a guarantor of MSC's obligations under the Employment Agreement. Pursuant to the Amendment, (1) the definition of a competing business has been expanded so that Mr. Perlyn is prohibited from competing in the business of selling food products to the foodservice industry and (2) the definition of a change in control has been changed. The effect of the change in the definition of change in control is that Mr. Perlyn will be entitled to receive a payment upon a change in control of Nathan's, rather than upon a change in control of Nathan's or MSC. In connection with the execution and delivery of the Amendment, Nathan's entered into a letter agreement with Mr. Perlyn on the same date pursuant to which Nathan's agreed that upon a sale by it of the stock of MSC and any termination of Mr. Perlyn's Employment Agreement upon the consummation of such sale, Nathan's will enter into an employment agreement with Mr. Perlyn on substantially the same terms and conditions as those currently contained in the Employment Agreement.

2. SALE OF REAL ESTATE

     On July 13, 2005, Nathan's sold all of its right, title and interest in and to a vacant real estate parcel located in Brooklyn, New York, in exchange for a payment of $3,100,000. Nathan's also entered into an agreement pursuant to which an affiliate of the buyer has assumed all of Nathan's rights and obligations under a lease for an adjacent property and has agreed to pay $500,000 to Nathan's over a period of up to 3 years, $100,000 of which was paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     As used in this Report, the terms "we", "us", "our", "Nathan's" or "the Company" mean Nathan's Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

     Our revenues are generated primarily from selling products under Nathan's Branded Product Program, operating Company-owned restaurants and franchising the Nathan's, Miami Subs and Kenny Rogers restaurant concepts and licensing agreements for the sale of Nathan's products within supermarkets. The Branded Product Program enables foodservice operators to offer Nathans' hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

     In addition to plans for expansion of our Branded Product Program and through franchising, Nathan's continues to co-brand within its restaurant system. Currently, the Arthur Treacher's brand is being sold within 116 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 62 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 88 Miami Subs and Nathan's restaurants.

     At June 26, 2005, our combined restaurant system consisted of 363 franchised or licensed units and six Company-owned units (including one seasonal unit), located in 23 states, the District of Columbia and 11 foreign countries. At June 26, 2005, our Company-owned restaurant system included six Nathan's units, as compared to seven Nathan's units at June 27, 2004.

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

Impairment of Goodwill and Other Intangible Assets

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions which are used in this test are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment expenses may be required. No goodwill or other intangible assets were determined to be impaired during the thirteen weeks ended June 26, 2005.

Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires management judgements regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. No restaurants were determined to be impaired during the thirteen weeks ended June 26, 2005.

Impairment of Notes Receivable

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgements regarding the future collectibility of notes receivable and the underlying fair market value of collateral.

We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. No notes receivable were determined to be impaired during the thirteen weeks ended June 26, 2005.

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

     Nathan's recognizes franchise royalties when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee, or until collectibility is deemed to be reasonably assured. The number of non-performing units are determined by analyzing the number of months that royalties have been paid during a period. When royalties have been paid for less than the majority of the time frame reported, such location is deemed non-performing. Accordingly, the number of non-performing units may differ between the quarterly results and year to date results. Revenue from sub-leasing properties is recognized as income as the revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the consolidated statements of earnings.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 26, 2005 COMPARED TO THIRTEEN WEEKS ENDED JUNE 27,
2004

Revenues from Continuing Operations

     Total sales increased by $1,791,000 or 27.8% to $8,222,000 for the thirteen weeks ended June 26, 2005 ("first quarter fiscal 2006") as compared to $6,431,000 for the thirteen weeks ended June 27, 2004 ("first quarter fiscal 2005"). Sales from the Branded Product Program increased by 69.0% to $4,305,000 for the first quarter fiscal 2006 as compared to sales of $2,548,000 in the first quarter fiscal 2005. This increase was primarily attributable to increased volume and a price increase of approximately 1.0%. Company-owned restaurant sales increased by $112,000 or 3.5% to $3,306,000 from $3,194,000 representing our comparable restaurants (consisting of six Nathan's locations). During the first quarter fiscal 2006, direct retail sales were approximately $78,000 lower than the first quarter fiscal 2004.

     Franchise fees and royalties increased by $83,000 or 5.0% to $1,748,000 in the first quarter fiscal 2006 compared to $1,665,000 in the first quarter fiscal 2005. Franchise royalties were $1,512,000 in the first quarter fiscal 2006 as compared to $1,497,000 in the first quarter fiscal 2005. Domestic franchise restaurant sales decreased by 1.0% to $41,094,000 in the first quarter fiscal 2006 as compared to $41,500,000 in the first quarter fiscal 2005. Comparable domestic franchise sales (consisting of 193 restaurants) increased by $766,000 or 2.2% to $35,982,000 in the first quarter fiscal 2006 as compared to $35,216,000 in the first quarter fiscal 2005. At June 26, 2005, 363 domestic and international franchised or licensed units were operating as compared to 345 domestic and international franchised or licensed units at June 27, 2004. During the thirteen weeks ended June 26, 2005, royalty income from 22 domestic franchised locations have been deemed unrealizable as compared to 30 domestic franchised locations during the thirteen weeks ended June 27, 2004. Franchise fee income was $170,000 in the first quarter fiscal 2006 as compared to $168,000 in the first quarter fiscal 2005. During the first quarter fiscal 2006, 11 new franchised units opened, including three units in Japan, one unit in Kuwait and one unit in the United Arab Emirates. During the first quarter fiscal 2006, we also franchised one restaurant that previously operated pursuant to a management agreement. During the first quarter fiscal 2005, 11 new franchised units were also opened. During the first quarter fiscal 2006, Nathan's also recognized $66,000 in connection with two forfeited franchise fees.

     License royalties increased $218,000 or 23.2% to $1,157,000 in the first quarter fiscal 2006 as compared to $939,000 in the first quarter fiscal 2005. This increase is primarily attributable to higher royalties earned from the sale of Nathan's frankfurters within supermarkets and club stores and new license agreements that commenced operations over the last year.

     Investment and other income was $146,000 in the first quarter fiscal 2006 versus $182,000 in the first quarter fiscal 2005 due to reductions in income from subleasing activities, amortization of deferred revenue and other income.

     Interest income was $82,000 in the first quarter fiscal 2006 versus $48,000 in the first quarter fiscal 2005 due primarily to higher interest earned on the increased value of marketable securities during the first quarter fiscal 2006 as compared to the first quarter fiscal 2005.

Costs and Expenses from Continuing Operations

     Cost of sales increased by $1,676,000 to $6,295,000 in the first quarter fiscal 2006 from $4,619,000 in the first quarter fiscal 2005. During the first quarter fiscal 2006, the cost of restaurant sales at our six comparable units was $1,865,000 or 56.4% of restaurant sales as compared to $1,872,000 or 58.6% of restaurant sales in the first quarter fiscal 2005. This reduction was primarily due to lower labor and associated costs. Food costs, as a percentage of restaurant sales, were approximately the same as last year due to the re-engineering of our menu to mitigate higher beef costs and certain retail price increases. We incurred higher costs in connection with the increased volume of our Branded Product Program that were partly offset by lower costs from reduced sales from our direct retailing program totaling approximately $1,683,000 during the first quarter fiscal 2006 as compared to the first quarter fiscal 2005. We also paid much more for beef during the first quarter fiscal 2006. Commodity costs of our hot dogs, which have continued to increase for the third consecutive year, were approximately 14.0% higher during the first quarter fiscal 2006 than the first quarter fiscal 2005. These commodity cost increases have caused us to increase our selling prices beginning in June 2005 in an effort to reduce the margin pressure that we continued to experience.

     Restaurant operating expenses increased by $24,000 to $783,000 in the first quarter fiscal 2006 from $759,000 in the first quarter fiscal 2005 due primarily to higher maintenance and utility costs.

     Depreciation and amortization decreased by $19,000 to $199,000 in the first quarter fiscal 2006 from $218,000 in the first quarter fiscal 2005.

     Amortization of intangible assets was $65,000 in the first quarter fiscal 2006 and first quarter fiscal 2005.

     General and administrative expenses increased by $81,000 to $2,105,000 in the first quarter fiscal 2006 as compared to $2,024,000 in the first quarter fiscal 2005. The increase in general and administrative expenses was primarily due to higher personnel and incentive compensation expense of $84,000 and marketing costs of $52,000 which were partly offset by lower professional fees of $44,000 and corporate insurance expense of $21,000.

     Interest expense was $11,000 during the first quarter fiscal 2006 as compared to $12,000 during the first quarter fiscal 2005. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

Provision for Income Taxes from Continuing Operations

     In the first quarter fiscal 2006, the income tax provision was $722,000 or 38.1% of income from continuing operations before income taxes as compared to $616,000 or 39.3% of income from continuing operations before income taxes in the first quarter fiscal 2005. The effective income tax rate was lower during the first quarter fiscal 2006 due in part to Nathan's earning higher tax exempt interest income than during the first quarter fiscal 2005.

Discontinued Operations

     On July 13, 2005, we sold a vacant piece of property to a third party which was classified as "available-for-sale at March 27, 2005. In addition, we previously closed one company-operated restaurant during fiscal 2005. Revenues were $219,000 during the first quarter fiscal 2005. Loss before income taxes during the first quarter fiscal 2006 and first quarter fiscal 2005 were $10,000 and $3,000, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

     We are not a party to any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 26, 2005 aggregated $4,831,000, increasing by $1,896,000 during the first quarter fiscal 2006. At June 26, 2005, marketable securities decreased by $379,000 from March 27, 2005 to $11,262,000 and net working capital increased to $15,416,000 from $14,009,000 at March 27, 2005.

     Cash provided by operations of $953,000 in the first quarter fiscal 2006 is primarily attributable to net income of $1,169,000, non-cash expenses of $343,000 and an increase in accounts payable and accrued expenses of $987,000 which were partly reduced by increased accounts receivable and notes receivable of $1,415,000 resulting primarily from higher sales from the Branded Product

Program and increased royalties from franchisees and retail licensees.

     Cash provided by investing activities of $914,000 is comprised primarily of the proceeds from the maturity of marketable securities of $1,000,000 of which $533,000 was re-invested in long-term securities. We also received proceeds of $515,000 from the sale of a restaurant to a franchisee and payments received on notes receivable of $83,000. During the first quarter fiscal 2006, we incurred capital expenditures of $151,000.

     Cash provided by financing activities was $29,000 which is comprised of proceeds received from the exercise of employee stock options of $72,000 which was partly offset by the repayment of bank debt in the amount of $43,000 during the first quarter fiscal 2006.

     On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through June 26, 2005, Nathan's purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan's has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company's common stock during the thirteen weeks ended June 26, 2005. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

     We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

     There are currently 29 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of June 26, 2005 was approximately $275,000.

     The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

                                                               Payments Due by Period
                                                  -------------------------------------------------
                                                  Less than
Cash Contractual Obligations             Total      1 Year    1-3 Years   4-5 Years   After 5 Years
----------------------------            -------   ---------   ---------   ---------   -------------
Long-Term Debt                          $   778     $  167      $  333      $  278        $   --
Capital Lease Obligations                    45          7          18          20            --
Employment Agreements                     1,821        749         697         375            --
Operating Leases                         13,962      3,522       5,806       3,148         1,486
                                        -------     ------      ------      ------        ------
   Gross Cash Contractual Obligations    16,606      4,445       6,854       3,821         1,486
Sublease Income                           8,763      2,063       3,473       1,870         1,357
                                        -------     ------      ------      ------        ------
   Net Cash Contractual Obligations     $ 7,843     $2,382      $3,381      $1,951        $  129
                                        =======     ======      ======      ======        ======

                                                      Amount of Commitment Expiration Per Period
                                                  ---------------------------------------------------
                                          Total
                                         Amounts    Less than
Other Contractual Commitments           Committed     1 Year    1-3 Years   4-5 Years   After 5 Years
-----------------------------           ---------   ---------   ---------   ---------   -------------
Loan Guarantees                            $275        $91          $184       $--           $--
                                           ====        ===          ====       ===           ===
Total Commercial Commitments               $275        $91          $184       $--           $--
                                           ====        ===          ====       ===           ===

     Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We currently maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under our lines of credit.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

CASH AND CASH EQUIVALENTS

     We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 26, 2005, Nathans' cash and cash equivalents aggregated $4,831,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $12,100 per annum for each .25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

     We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 26, 2005, the market value of Nathans' marketable investment securities aggregated $11,262,000. Interest income on these marketable investment securities would increase or decrease by approximately $28,200 per annum for each .25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 26, 2005 that are sensitive to interest rate fluctuations (in thousands):

                              Valuation of securities                Valuation of securities
                              Given an interest rate                 Given an interest rate
                            Decrease of X Basis points             Increase of X Basis points
                            --------------------------    Fair     --------------------------
                             (150BPS) (100BPS) (50BPS)    Value      +50BPS  +100BPS  +150BPS
                             -------- -------- -------   -------    -------  -------  -------
Municipal notes and bonds     $11,835  $11,616 $11,403   $11,196    $10,994  $10,796  $10,601
                              =======  ======= =======   =======    =======  =======  =======

BORROWINGS

     The interest rate on our borrowings are generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes, as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At June 26, 2005, total outstanding debt, including capital leases, aggregated $823,000 of which $778,000 is subject to risk related to changes in interest rates. The current interest rate is 4.50% per annum and will adjust in January 2006 and January 2009 to prime plus 0.25%. We also maintain a $7,500,000 credit line at the prime rate (6.25% as of June 30, 2005). We have never borrowed any funds under our credit lines. Interest expense on these borrowings would increase or decrease by approximately $1,900 per annum for each .25% change in interest rates. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

COMMODITY COSTS

     The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10% in the cost of our food and paper products for the thirteen weeks ended June 26, 2005 would have increased or decreased cost of sales by approximately $489,000.

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

Item 4. Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 26, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORWARD LOOKING STATEMENTS

     Certain statements contained in this report are forward-looking statements. We generally identify forward-looking statements with the words "believe," "intend," "plan," "expect," "anticipate," "estimate," "will," "should" and similar expressions. Forward-looking statements represent our current judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of risks and uncertainties, many of which we are not aware and / or cannot control. These risks and uncertainties include, but are not limited to: the effect on sales of bovine spongiform encephalopathy, BSE, first identified in the United States on December 23, 2003; economic, weather, legislative and business conditions; the collectibility of receivables; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; the ability to continue to attract franchisees; the ability to purchase our primary food and paper products at reasonable prices; no material increases in the minimum wage; and our ability to attract competent restaurant and managerial personnel.

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

          Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan's Famous, Inc. seeking damages of $1,000,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez's employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. Nathan's has denied any liability and is defending this action vigorously. Nathan's expects that the cost of defending this claim will be covered by its insurance, subject to the policy deductible.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c) We have not repurchased any equity securities during the quarter ended June 26, 2005.

ITEM 6: EXHIBITS

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

                                       NATHAN'S FAMOUS, INC.


Date: August 09, 2005                  By: /s/ Wayne Norbitz
                                           ------------------------------------
                                           Wayne Norbitz
                                           President and Chief Operating Officer
                                           (Principal Executive Officer)


Date: August 09, 2005                  By: /s/ Ronald G. DeVos
                                           -------------------------------------
                                           Ronald G. DeVos
                                           Vice President - Finance
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)