Form 10-Q
period 2005-09-25
NATHANS FAMOUS INC
filed 2005-11-07
CIK 69733

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended SEPTEMBER 25, 2005.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____________ to _____________.

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

At November 7, 2005, an aggregate of 5,590,905 shares of the registrant's common stock, par value of $.01, were outstanding.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)                     3
           Consolidated Balance Sheets - September 25, 2005 and
           March 27, 2005                                                    3
           Consolidated Statements of Earnings - Thirteen Weeks
           Ended September 25, 2005 and September 26, 2004                   4
           Consolidated Statements of Earnings - Twenty-six Weeks
           Ended September 25, 2005 and September 26, 2004                   5
           Consolidated Statement of Stockholders' Equity -
           Twenty-six Weeks Ended September 25, 2005                         6
           Consolidated Statements of Cash Flows -Twenty-six Weeks
           Ended September 25, 2005 and September 26, 2004                   7
           Notes to Consolidated Financial Statements                        8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              15

Item 3.    Qualitative and Quantitative Disclosures about Market Risk       22

Item 4.    Controls and Procedures                                          23


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      24

Item 4.    Submission of Matters to a Vote of Security Holders              24

Item 6.    Exhibits                                                         25

SIGNATURES                                                                  26

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    at September 25, 2005 and March 27, 2005
               (in thousands, except share and per share amounts)

                                                                                  Sept. 25, 2005   March 27, 2005
                                                                                  --------------   --------------
                                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents including restricted cash of $83                         $ 5,240         $  2,935
   Marketable securities                                                               16,124           11,641
   Notes and accounts receivable, net                                                   3,461            3,591
   Inventories                                                                            641              688
   Assets available for sale                                                               --              688
   Prepaid expenses and other current assets                                              418              907
   Deferred income taxes                                                                1,168            1,168
                                                                                      -------         --------
      Total current assets                                                             27,052           21,618
   Notes receivable, net                                                                  121              136
   Property and equipment, net                                                          4,445            4,583
   Goodwill                                                                                95               95
   Intangible assets, net                                                               2,669            2,800
   Deferred income taxes                                                                1,757            1,792
   Other assets, net                                                                      257              245
                                                                                      -------         --------
                                                                                      $36,396         $ 31,269
                                                                                      =======         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of note payable and capital lease obligations                   $   174         $    174
   Accounts payable                                                                     1,863            2,009
   Accrued expenses and other current liabilities                                       5,947            5,088
   Deferred franchise fees                                                                324              338
                                                                                      -------         --------
      Total current liabilities                                                         8,308            7,609
   Note payable and capital lease obligations, less current maturities                    605              692
   Other liabilities                                                                    1,504            1,612
                                                                                      -------         --------
      Total liabilities                                                                10,417            9,913
                                                                                      -------         --------

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 30,000,000 shares authorized;
      7,482,005 and 7,440,317 shares issued; and 5,590,905 and 5,549,217
      shares outstanding at September 25, 2005 and March 27, 2005, respectively            75               74
   Additional paid-in capital                                                          42,947           42,665
   Deferred compensation                                                                 (245)            (281)
   Accumulated deficit                                                                 (9,597)         (13,874)
   Accumulated other comprehensive loss                                                   (43)             (70)
                                                                                      -------         --------
                                                                                       33,137           28,514
   Treasury stock, at cost, 1,891,100 shares                                           (7,158)          (7,158)
                                                                                      -------         --------
      Total stockholders' equity                                                       25,979           21,356
                                                                                      -------         --------
                                                                                      $36,396         $ 31,269
                                                                                      =======         ========

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         Thirteen weeks ended September 25, 2005 and September 26, 2004
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                2005         2004
                                                             ----------   ----------
REVENUES
   Sales                                                     $    8,780   $    7,148
   Franchise fees and royalties                                   1,738        1,670
   License royalties                                                833          884
   Interest income                                                  187          156
   Investment and other income                                      114           50
                                                             ----------   ----------
      Total revenues                                             11,652        9,908
                                                             ----------   ----------

COSTS AND EXPENSES
   Cost of sales                                                  6,156        4,905
   Restaurant operating expenses                                    851          839
   Depreciation and amortization                                    192          225
   Amortization of intangible assets                                 66           66
   General and administrative expenses                            2,121        2,042
   Interest expense                                                   9           12
                                                             ----------   ----------
      Total costs and expenses                                    9,395        8,089
                                                             ----------   ----------

Income from continuing operations before provision
   for income taxes                                               2,257        1,819
Provision for income taxes                                          871          717
                                                             ----------   ----------
      Income from continuing operations                           1,386        1,102

Income (loss) from discontinued operations, including gain
  from disposal of discontinued operations of $2,819 in 2005      2,816          (21)
Income tax expense (benefit)                                      1,094           (9)
                                                             ----------   ----------
      Income (loss) from discontinued operations                  1,722          (12)
                                                             ----------   ----------
         Net income                                          $    3,108   $    1,090
                                                             ==========   ==========

PER SHARE INFORMATION
   Basic income (loss) per share:
      Income from continuing operations                      $      .25   $      .21
      Income (loss) from discontinued operations                    .31           --
                                                             ----------   ----------
      Net income                                             $      .56   $      .21
                                                             ==========   ==========
   Diluted income (loss) per share:
      Income from continuing operations                      $      .21   $      .18
      Income (loss) from discontinued operations                    .27           --
                                                             ----------   ----------
      Net income                                             $      .48   $      .18
                                                             ==========   ==========

Weighted average shares used in computing income (loss)
   per share
   Basic                                                      5,566,000    5,203,000
                                                             ==========   ==========
   Diluted                                                    6,527,000    5,924,000
                                                             ==========   ==========

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
        Twenty-six weeks ended September 25, 2005 and September 26, 2004
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                 2005         2004
                                                              ----------   ----------
REVENUES
   Sales                                                      $   17,002   $   13,579
   Franchise fees and royalties                                    3,486        3,335
   License royalties                                               1,990        1,823
   Interest income                                                   333          338
   Investment and other income                                       196           98
                                                              ----------   ----------
      Total revenues                                              23,007       19,173
                                                              ----------   ----------

COSTS AND EXPENSES
   Cost of sales                                                  12,451        9,524
   Restaurant operating expenses                                   1,634        1,598
   Depreciation and amortization                                     391          443
   Amortization of intangible assets                                 131          131
   General and administrative expenses                             4,226        4,066
   Interest expense                                                   20           24
                                                              ----------   ----------
      Total costs and expenses                                    18,853       15,786
                                                              ----------   ----------

Income from continuing operations before provision
   for income taxes                                                4,154        3,387
Provision for income taxes                                         1,593        1,333
                                                              ----------   ----------
      Income from continuing operations                            2,561        2,054

Income (loss) from discontinued operations, including gain
  from disposal of discontinued operations of $2,819 in 2005       2,806          (24)
Income tax expense (benefit)                                       1,090          (10)
                                                              ----------   ----------
      Income (loss) from discontinued operations                   1,716          (14)
                                                              ----------   ----------
         Net income                                           $    4,277   $    2,040
                                                              ==========   ==========

PER SHARE INFORMATION
   Basic income (loss) per share:
      Income from continuing operations                       $      .46   $      .39
      Income (loss) from discontinued operations                     .31           --
                                                              ----------   ----------
      Net income                                              $      .77   $      .39
                                                              ==========   ==========

   Diluted income (loss) per share:
      Income from continuing operations                       $      .39   $      .34
      Income (loss) from discontinued operations                     .27           --
                                                              ----------   ----------
      Net income                                              $      .66   $      .34
                                                              ==========   ==========

Weighted average shares used in computing income (loss)
   per share
   Basic                                                       5,560,000    5,208,000
                                                              ==========   ==========
   Diluted                                                     6,501,000    5,918,000
                                                              ==========   ==========

The accompanying notes are an integral part of these statements.

                     Nathan's Famous, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Twenty-six weeks ended September 25, 2005
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                                     Accumulated     Treasury Stock,
                                             Additional                                 Other            at Cost          Total
                           Common   Common    Paid-In     Deferred    Accumulated  Comprehensive  ------------------  Stockholders'
                           Shares    Stock    Capital   Compensation    Deficit         Loss        Shares    Amount     Equity
                         ---------  ------  ----------  ------------  -----------  -------------  ---------  -------  ------------
Balance, March 27, 2005  7,440,317    $74     $42,665      $(281)      $(13,874)       $(70)      1,891,100  $(7,158)    $21,356
Shares issued in
   connection with
   exercise of
   employee stock options   41,688      1         237         --             --          --              --       --         238
Income tax benefit on
   stock option
   exercises                    --     --          45         --             --          --              --       --          45
Amortization of
   deferred
   compensation
   relating to
   restricted stock             --     --          --         36             --          --              --       --          36
Unrealized gains on
   marketable
   securities, net of
   deferred income tax
   expense of $19               --     --          --         --             --          27              --       --          27
Net Income                      --     --          --         --          4,277          --              --       --       4,277
                         ---------    ---     -------      -----       --------        ----       ---------  -------     -------
Balance, September 25,
   2005                  7,482,005    $75     $42,947      $(245)      $ (9,597)       $(43)      1,891,100  $(7,158)    $25,979
                         =========    ===     =======      =====       ========        ====       =========  =======     =======

The accompanying notes are an integral part of this statement.

                     Nathan's Famous, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Twenty-six weeks ended September 25, 2005 and September 26, 2004
                                 (in thousands)
                                   (Unaudited)

                                                                               2005      2004
                                                                             -------   -------
Cash flows from operating activities:
   Net Income                                                                $ 4,277   $ 2,040
   Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                                              391       443
      Amortization of intangible assets                                          131       131
      Amortization of bond premium                                               105        64
      Amortization of deferred compensation                                       36        --
      Gain on disposal of fixed assets                                        (2,869)      (42)
      Provision for doubtful accounts                                              5         5
      Income tax benefit on stock option exercises                                45        --
      Deferred income taxes                                                       16        18
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                             (155)   (1,185)
      Inventories                                                                 47       262
      Prepaid expenses and other current assets                                  489       146
      Other assets                                                               (12)       (2)
      Accounts payable, accrued expenses and other current liabilities           713      (274)
      Deferred franchise fees                                                    (14)      140
      Other liabilities                                                          (74)     (299)
                                                                             -------   -------
            Net cash provided by operating activities                          3,131     1,447
                                                                             -------   -------
Cash flows from investing activities:
   Proceeds from sale of available-for-sale securities                         1,188       900
   Purchases of available-for-sale securities                                 (5,730)   (1,323)
   Purchases of property and equipment                                          (251)     (441)
   Payments received on notes receivable                                         295       115
   Proceeds from sales of property and equipment                               3,521        12
                                                                             -------   -------
            Net cash used in investing activities                               (977)     (737)
                                                                             -------   -------
Cash flows from financing activities:
   Principal repayments of notes payable and capitalized lease obligations       (87)      (86)
   Repurchases of common stock                                                    --      (237)
   Proceeds from the exercise of stock options and warrants                      238        46
                                                                             -------   -------
            Net cash provided by (used in) financing activities                  151      (277)
                                                                             -------   -------
   Net increase in cash and cash equivalents                                   2,305       433
   Cash and cash equivalents, beginning of period                              2,935     3,449
                                                                             -------   -------
   Cash and cash equivalents, end of period                                  $ 5,240   $ 3,882
                                                                             =======   =======
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
         Interest                                                            $    20   $    24
                                                                             -------   -------
         Income taxes                                                        $ 1,512   $   645
                                                                             =======   =======

The accompanying notes are an integral part of these statements.

                     NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 25, 2005
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively "Nathan's" or the "Company") for the thirteen and twenty-six week periods ended September 25, 2005 and September 26, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for such periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

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

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No.43" ("SFAS No.151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No.151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No.151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the impact of this standard on its consolidated financial statements, and does not believe the adoption of SFAS No. 151 will have a material impact on its results of operations.

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

     In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No.154"). APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on its consolidated financial statements.

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

     The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and twenty-six week periods ended September 25, 2005 and September 26, 2004, respectively.

THIRTEEN WEEKS

                                                                                       Income from
                                            Income from                           Continuing Operations
                                       Continuing Operations   Number of Shares         Per Share
                                       ---------------------   ----------------   ---------------------
                                           2005     2004          2005    2004        2005     2004
                                          ------   ------        -----   -----       ------   ------
                                           (in thousands)       (in thousands)
Basic EPS
   Basic calculation                      $1,386   $1,102        5,566   5,203       $ 0.25   $ 0.21
   Effect of dilutive employee stock
      options and warrants                    --       --          961     721        (0.04)   (0.03)
                                          ------   ------        -----   -----       ------   ------
Diluted EPS
   Diluted calculation                    $1,386   $1,102        6,527   5,924       $ 0.21   $ 0.18
                                          ======   ======        =====   =====       ======   ======

TWENTY-SIX WEEKS

                                                                                       Income from
                                             Income from                          Continuing Operations
                                       Continuing Operations   Number of Shares         Per Share
                                       ---------------------   ----------------   ---------------------
                                           2005     2004          2005    2004        2005    2004
                                          ------   ------        -----   -----      ------   ------
                                           (in thousands)        (in thousands)
Basic EPS
   Basic calculation                      $2,561   $2,054        5,560   5,208      $ 0.46   $ 0.39
   Effect of dilutive employee stock
      options and warrants                    --       --          941     710       (0.07)   (0.05)
                                          ------   ------        -----   -----      ------   ------
Diluted EPS
   Diluted calculation                    $2,561   $2,054        6,501   5,918      $ 0.39   $ 0.34
                                          ======   ======        =====   =====      ======   ======

     Options and warrants to purchase 19,500 and 92,878 shares of common stock in both the thirteen and twenty-six week periods ended September 25, 2005 and September 26, 2004, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods.

NOTE D - STOCK BASED COMPENSATION

     At September 25, 2005, the Company had five stock-based employee compensation plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, when the exercise price of stock options or warrants granted to employees or the Company's independent directors equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee or independent director stock option grants. Compensation expense for restricted stock awards is measured at the fair value on the date of grant, based upon the number of shares granted and the quoted market price of the Company's stock. Such value is recognized as expense over the vesting period of the award.

     The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                             Thirteen Weeks Ended   Twenty-six Weeks Ended
                                            ---------------------   ----------------------
                                            Sept. 25,   Sept. 26,    Sept. 25,   Sept. 26,
                                               2005        2004         2005        2004
                                            ---------   ---------    ---------   ---------
                                                (in thousands)          (in thousands)
Net income, as reported                      $3,108      $1,090       $4,277      $2,040
Add: Stock-based compensation
   included in net income                        11          --           22          --

Deduct: Total stock-based employee
   compensation expense determined under
   fair value-based method for all awards       (33)        (51)         (67)       (102)
                                             ------      ------       ------      ------
Pro forma net income                         $3,086      $1,039       $4,232      $1,938
                                             ======      ======       ======      ======
Earnings  per Share
   Basic - as reported                       $ 0.56      $ 0.21       $ 0.77      $ 0.39
                                             ======      ======       ======      ======
   Diluted - as reported                     $ 0.48      $ 0.18       $ 0.66      $ 0.34
                                             ======      ======       ======      ======
   Basic - pro forma                         $ 0.55      $ 0.20       $ 0.76      $ 0.37
                                             ======      ======       ======      ======
   Diluted - pro forma                       $ 0.47      $ 0.18       $ 0.65      $ 0.33
                                             ======      ======       ======      ======

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

     During the twenty-six weeks ended September 26, 2004, the Company granted 95,000 options having an exercise price of $5.62. All of the options granted vest as follows: 33 1/3% on the first anniversary of the date of grant, 66 2/3% on the second anniversary of the date of grant and 100% on the third anniversary of the date of grant. All options have an expiration date of ten years from the date of grant. No options were granted during the twenty-six weeks ended September 25, 2005.

     The weighted average option fair values and the assumptions used to estimate these values are as follows:

                          Twenty-six
                          Weeks Ended
                        Sept. 26, 2004
                        --------------
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

     During the twenty-six weeks ended September 25, 2005, the Company sold one Company-owned restaurant, that it had previously leased to the operator pursuant to a management agreement, for total cash consideration of $515,000 and entered into a franchise agreement with the buyer to continue operating the restaurant. As the Company expects to have a continuing stream of cash flows from this restaurant, the results of operations for this restaurant are included in "Income from continuing operations before income taxes" in the accompanying consolidated statements of operations for the thirteen and twenty-six week periods ended September 25, 2005 through the date of sale. There were no sales of Company-owned restaurants during the thirteen and twenty-six week periods ended September 26, 2004.

The results for this restaurant are as follows:

                                                         Thirteen Weeks Ended   Twenty-six Weeks Ended
                                                        ---------------------   ----------------------
                                                        Sept. 25,   Sept. 26,    Sept.25,   Sept. 26,
                                                           2005        2004        2005        2004
                                                        ---------   ---------    --------   ---------
                                                            (in thousands)          (in thousands)
Total revenues                                              $2         $12          $61        $24
                                                           ---         ---          ---        ---
Income from continuing operations before income taxes       $2         $11          $59        $21
                                                           ===         ===          ===        ===

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

     On July 13, 2005, Nathan's sold all of its right, title and interest in and to a vacant real estate parcel previously utilized as a parking lot, adjacent to a Company-owned restaurant, located in Brooklyn, New York, in exchange for a cash payment of $3,100,000. Nathan's also entered into an agreement pursuant to which an affiliate of the buyer has assumed all of Nathan's rights and obligations under a lease for an adjacent property and has agreed to pay $500,000 to Nathan's over a period of up to three years, $100,000 of which has been paid. Nathan's recognized a gain before income taxes of $2,819,000, net of associated expenses. The operating expenses for this property have been included in discontinued operations for the thirteen and twenty-six week periods ended September 25, 2005 and September 26, 2004 as the Company has no continuing involvement in the operation of the property or cash flows from this property.

     During the fiscal year ended March 27, 2005, the Company ceased the operations of one Company-owned restaurant pursuant to the termination of the lease and notification by the landlord not to renew. The results of operations for this restaurant have been included in discontinued operations for thirteen and twenty-six week periods ended September 26, 2004 as the Company has no continuing involvement in the operation of the restaurant or cash flows from this restaurant.

The results of operations for these properties are as follows:

                                                         Thirteen Weeks Ended   Twenty-six Weeks Ended
                                                        ---------------------   ----------------------
                                                        Sept. 25,   Sept. 26,    Sept.25,   Sept. 26,
                                                          2005         2004        2005        2004
                                                        ---------   ---------    --------   ---------
                                                            (in thousands)          (in thousands)
Total revenue                                             $   --      $187        $   --      $406
                                                          ------      ----        ------      ----
Gain (loss) from discontinued operations before
   income taxes (including gain on disposal of
   $2,819 in 2005)                                        $2,816      $(21)       $2,806      $(24)
                                                          ======      ====        ======      ====

NOTE F- - STOCK REPURCHASE PROGRAM

     On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through September 25, 2005, Nathan's purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan's has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company's common stock during the twenty-six weeks ended September 25, 2005. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

NOTE G - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                         Thirteen Weeks Ended   Twenty-six Weeks Ended
                                                        ---------------------   ----------------------
                                                        Sept. 25,   Sept. 26,    Sept.25,   Sept. 26,
                                                          2005         2004        2005        2004
                                                        ---------   ---------    --------   ---------
                                                            (in thousands)          (in thousands)
Net income                                               $3,108       $1,090      $4,277     $2,040

Unrealized gain (loss) on available-for-sale
   securities, net of tax provision (benefit) of
   ($35), $37, $19 and ($18), respectively                  (56)          63          27        (24)
                                                         ------       ------      ------     ------
   Comprehensive income                                  $3,052       $1,153      $4,304     $2,016
                                                         ======       ======      ======     ======

     Accumulated other comprehensive income at September 25, 2005 and September 26, 2004 consists entirely of unrealized gains and (losses) on available-for-sale securities, net of deferred taxes.

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

     Miami Subs has received a claim from a landlord for a franchised location that Miami Subs owes the landlord $150,000 in connection with the construction of the leased premises. Miami Subs had been the primary tenant at the location since 1993, when the lease was assigned to Miami Subs by the initial tenant under the lease, the party to whom the construction loan was made. On September 6, 2005, this claim was settled without payment by Miami Subs of any sums.

     Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan's Famous, Inc. seeking damages of $1,000,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez's employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. On October 28, 2005, the parties entered into a settlement and release of all claims by the employee against the Company. Nathan's cost related to this claim, including its defense, was $50,000.

     In July 2001, a female manager at one of the Company-owned restaurants filed a charge with the Equal Employment Opportunity Commission ("EEOC") claiming sex discrimination in violation of Title VII of the Civil Rights Act of 1964 and a violation of the Equal Pay Act. The employee claimed that she was being paid less than male employees for comparable work, which Nathan's denied. In June and August 2004, the employee filed further charges with the EEOC claiming that Nathan's had retaliated against her, first by refusing her request for a shift change and then by terminating her employment in July 2004. Following a determination by the EEOC in May 2005 that there was no reasonable cause to believe that the employee was terminated in retaliation for filing a charge of discrimination, but that there was reasonable cause to believe that she was paid less than similarly situated males in violation of the Equal Pay Act and Title VII and that she was denied a request for a change in shift in retaliation for filing the discrimination charge, the EEOC advised that it would engage in conciliation and settlement efforts to try to resolve the employee's charges. On September 30, 2005, those efforts resulted in the settlement and release of all claims by the employee against the Company, as well as any related charges made by the EEOC against the Company. These financial statements reflect the cost of the settlement, which did not have a material affect on our financial position, results of operations or cash flows.

The Company is involved in various other litigation, in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

2. GUARANTEES

The Company guarantees certain equipment financing for certain franchisees with a third-party lender. The Company's maximum obligation, should all of the franchisees default on the required monthly payment to the third-party lender for loans funded by the lender, as of September 25, 2005, would be approximately $45,000. The equipment financing expires at various dates through fiscal 2008.

The Company also guarantees a franchisee's note payable with a bank. The note payable matures in August 2006. The Company's maximum obligation, should the franchisee default on the required monthly payments to the bank, for loans funded by the lender, as of September 25, 2005, would be approximately $207,000.

The guarantees referred to above were entered into by the Company prior to December 31, 2002 and have not been modified since that date, which was the effective date for FIN 45 "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others."

3. EMPLOYMENT AGREEMENTS

On July 12, 2005, Miami Subs Corporation ("MSC"), and Donald Perlyn, entered into an amendment to Mr. Perlyn's employment agreement with MSC dated as of January 15, 1999. Mr. Perlyn is employed as President of MSC and is also an Executive Vice President of Nathan's. Nathan's is a guarantor of MSC's obligations under the Employment Agreement. Pursuant to the Amendment, (1) the definition of a competing business has been expanded so that Mr. Perlyn is prohibited from competing in the business of selling food products to the foodservice industry and (2) the definition of a change in control has been changed. The effect of the change in the definition of change in control is that Mr. Perlyn will be entitled to receive a payment upon a change in control of Nathan's, rather than upon a change in control of Nathan's or MSC. In connection with the execution and delivery of the Amendment, Nathan's entered into a letter agreement with Mr. Perlyn on the same date pursuant to which Nathan's agreed that upon a sale by it of the stock of MSC and any termination of Mr. Perlyn's Employment Agreement upon the consummation of such sale, Nathan's will enter into an employment agreement with Mr. Perlyn on substantially the same terms and conditions as those currently contained in the Employment Agreement.

NOTE I - RECLASSIFICATIONS

     Certain reclassifications of prior period balances have been made to conform to the September 25, 2005 presentation.

NOTE J - SUBSEQUENT EVENT

     On October 24, 2005, Hurricane Wilma struck the south Florida counties of Miami-Dade, Broward and Palm Beach. The Company's franchisees operate 73 restaurants within these counties. As of November 2, 2005, 61 of these restaurants have reopened. Nathan's has not incurred significant damage to its owned property.

     Nathan's is currently attempting to assess the financial impact that Hurricane Wilma may have on our results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     As used in this Report, the terms "we", "us", "our", "Nathan's" or "the Company" mean Nathan's Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

     Our revenues are generated primarily from selling products under Nathan's Branded Product Program, operating Company-owned restaurants, franchising the Nathan's, Miami Subs and Kenny Rogers restaurant concepts and licensing the sale of Nathan's products within supermarkets and other retail venues. The Branded Product Program enables foodservice operators to offer Nathans' hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans' trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

     In addition to plans for expansion of our Branded Product Program and through franchising, Nathan's continues to co-brand within its restaurant system. Currently, the Arthur Treacher's brand is being sold within 122 Nathan's, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan's brand is included on the menu of 60 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 121 Miami Subs and Nathan's restaurants.

     At September 25, 2005, our combined restaurant system consisted of 361 franchised or licensed units and six Company-owned units (including one seasonal unit), located in 23 states, and 12 foreign countries. At September 25, 2005, and September 26, 2004, our Company-owned restaurant system included six Nathan's units.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. We believe the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.

Impairment of Goodwill and Other Intangible Assets

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions used in this test are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment expenses may be required. No goodwill or other intangible assets were determined to be impaired during the twenty-six weeks ended September 25, 2005.

Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires management judgments regarding the future operating and disposition plans for under-performing assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant's carrying value. No restaurants were determined to be impaired during the twenty-six weeks ended September 25, 2005.

Impairment of Notes Receivable

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," requires management judgments regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. No notes receivable were determined to be impaired during the twenty-six weeks ended September 25, 2005.

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

Self-insurance Liabilities

     We are self-insured for portions of our general liability coverage. As part of our risk management strategy, our insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, we accrue estimates of our ultimate self insurance costs throughout the policy year. These estimates have been developed based upon our historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, our annual self insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self-insurance accrual at September 25, 2005, and September 26, 2004, was $315,000 and $330,000
respectively. During the twenty-six week periods ended September 25, 2005, and September 26, 2004, we reversed approximately $38,000 and $33,000 of previously recorded insurance accruals, to reflect the revised estimated cost of claims.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 25, 2005 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 26, 2004

Revenues from Continuing Operations

     Total sales increased by $1,632,000 or 22.8% to $8,780,000 for the thirteen weeks ended September 25, 2005 ("second quarter fiscal 2006") as compared to $7,148,000 for the thirteen weeks ended September 26, 2004 ("second quarter fiscal 2005"). Sales from the Branded Product Program increased by 49.5% to $4,258,000 for the second quarter fiscal 2006 as compared to sales of $2,848,000 in the second quarter fiscal 2005. This increase was primarily attributable to increased volume from new accounts, and a price increase of approximately 2.7%. Total company-owned restaurant sales (representing our six comparable Nathan's restaurants) increased by $166,000 or 4.2% to $4,115,000 from $3,949,000. During the second quarter fiscal 2006, sales to our television retailer were approximately $56,000 higher than the second quarter fiscal 2005.

     Franchise fees and royalties increased by $68,000 or 4.1% to $1,738,000 in the second quarter fiscal 2006 compared to $1,670,000 in the second quarter fiscal 2005. Franchise royalties were $1,574,000 in the second quarter fiscal 2006 as compared to $1,528,000 in the second quarter fiscal 2005. Domestic franchise restaurant sales increased by 1.5% to $42,141,000 in the second quarter fiscal 2006 as compared to $41,518,000 in the second quarter fiscal 2005. Comparable domestic franchise sales (consisting of 191 restaurants) increased by $932,000 or 2.6% to $36,193,000 in the second quarter fiscal 2006 as compared to $35,261,000 in the second quarter fiscal 2005. At September 25, 2005, 361 domestic and international franchised or licensed units were operating as compared to 343 domestic and international franchised or licensed units at September 26, 2004. During the thirteen weeks ended September 25, 2005, royalty income from 26 domestic franchised locations have been deemed unrealizable as compared to 30 domestic franchised locations during the thirteen weeks ended September 26, 2004. Domestic franchise fee income was $87,000 in the second quarter fiscal 2006 as compared to $42,000 in the second quarter fiscal 2005. International franchise fee income was $74,000 in the second quarter fiscal 2006, as compared to $100,000 during the second quarter fiscal 2005. During the second quarter fiscal 2006, six new franchised units opened, including one unit in the Dominican Republic, and one unit in the United Arab Emirates. During the second quarter fiscal 2005, five new franchised units were also opened. During the second quarter fiscal 2006, Nathan's also recognized $3,000 of forfeited franchise fees.

     License royalties were $833,000 in the second quarter fiscal 2006 as compared to $884,000 in the second quarter fiscal 2005. This decrease was primarily attributable to lower royalties earned from the sale of Nathan's frankfurters within supermarkets and club stores.

     Investment and other income was $187,000 in the second quarter fiscal 2006 versus $156,000 in the second quarter fiscal 2005 due to higher income from subleasing activities, which was partly offset by lower amortization of deferred revenue and other income.

     Interest income was $114,000 in the second quarter fiscal 2006 versus $50,000 in the second quarter fiscal 2005 due primarily to higher interest earned on the increased amount of our marketable securities during the second quarter fiscal 2006 as compared to the second quarter fiscal 2005. We invest our excess cash in marketable securities.

Costs and Expenses from Continuing Operations

     Cost of sales increased by $1,251,000 to $6,156,000 in the second quarter fiscal 2006 from $4,905,000 in the second quarter fiscal 2005. During the second quarter fiscal 2006, the cost of restaurant sales at our six comparable company-owned units was $2,211,000 or 53.7% of restaurant sales as compared to $2,157,000 or 54.6% of restaurant sales in the second quarter fiscal 2005. This reduction was primarily due to lower labor and associated costs. Food and paper costs, as a percentage of restaurant sales, were slightly lower than last year due to the effects of re-engineering of our menu and certain retail price increases to mitigate higher beef costs. We incurred higher costs of our Branded Product Program totaling approximately $1,151,000 primarily in connection with the increased volume during the second quarter fiscal 2006 as compared to the second quarter fiscal 2005. We also paid slightly more for beef products during the second quarter fiscal 2006. Commodity costs of our hot dogs, which have continued to increase for the third consecutive year, were approximately 1.0 % higher during the second quarter fiscal 2006 than the second quarter fiscal 2005. The beef cost increases caused us to increase our selling prices beginning in June 2005 in an effort to reduce the margin pressure that we continue to experience.

     Restaurant operating expenses increased by $12,000 to $851,000 in the second quarter fiscal 2006 from $839,000 in the second quarter fiscal 2005 due primarily to higher utility costs. Based upon current market conditions for natural gas and electricity, we expect continuing margin pressure in the future.

     Depreciation and amortization decreased by $33,000 to $192,000 in the second quarter fiscal 2006 from $225,000 in the second quarter fiscal 2005.

     Amortization of intangible assets was $66,000 in the second quarter fiscal 2006 and second quarter fiscal 2005.

     General and administrative expenses increased by $79,000 to $2,121,000 in the second quarter fiscal 2006 as compared to $2,042,000 in the second quarter fiscal 2005. The increase in general and administrative expenses was primarily due to higher, net personnel and incentive compensation expense of $98,000, arising from increased earnings due to the sale to a third party of a vacant piece of property in Brooklyn, New York, as discussed below. We accrued $141,000 of incentive compensation during the second quarter fiscal 2006, which was partly offset by the elimination of severance expense of $86,000 recorded during the second quarter fiscal 2005.

     Interest expense was $9,000 during the second quarter fiscal 2006 as compared to $12,000 during the second quarter fiscal 2005. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

Provision for Income Taxes from Continuing Operations

     In the second quarter fiscal 2006, the income tax provision was $871,000 or 38.6% of income from continuing operations before income taxes as compared to $717,000 or 39.4% of income from continuing operations before income taxes in the second quarter fiscal 2005. The effective income tax rate was lower during the second quarter fiscal 2006 due primarily to Nathan's earning higher tax exempt interest income than during the second quarter fiscal 2005.

Discontinued Operations

     On July 13, 2005, we sold a vacant piece of property in Brooklyn, New York, to a third party, which property was classified as "available-for-sale" at March 27, 2005. The property had a carrying value of $187,000 and Nathan's recognized a gain before income taxes of $2,819,000, net of associated expenses. In addition, we previously closed one company-operated restaurant during fiscal 2005. Revenues from these properties were $187,000 during the second quarter fiscal 2005.

     Income before income taxes from discontinued operations during the second quarter fiscal 2006 was $2,816,000 as compared to loss before income taxes from discontinued operations during the second quarter fiscal 2005 of $21,000.

TWENTY-SIX WEEKS ENDED SEPTEMBER 25, 2005 COMPARED TO TWENTY-SIX WEEKS ENDED SEPTEMBER 26, 2004

Revenues from Continuing Operations

     Total sales increased by $3,423,000 or 25.2% to $17,002,000 for the twenty-six weeks ended September 25, 2005, ("fiscal 2006 period") as compared to $13,579,000 for the twenty-six weeks ended September 26, 2004 ("fiscal 2005 period"). Sales from the Branded Product Program increased by 58.7% to $8,563,000 for the fiscal 2006 period as compared to sales of $5,396,000 in the fiscal 2005 period. This increase was primarily attributable to increased volume from new accounts, and a price increase of approximately 1.9%. The six company-owned Nathan's restaurant sales increased by $278,000 or 3.9% to $7,421,000 from $7,143,000 representing our comparable restaurants. During the fiscal 2006 period, sales to our television retailer were approximately $22,000 lower than the fiscal 2005 period.

     Franchise fees and royalties increased by $151,000 or 4.5% to $3,486,000 in the fiscal 2006 period compared to $3,335,000 in the fiscal 2005 period. Franchise royalties were $3,086,000 in the fiscal 2006 period as compared to $3,025,000 in the fiscal 2005 period. Domestic franchise restaurant sales increased to $83,235,000 in the fiscal 2006 period as compared to $83,018,000 in the fiscal 2005 period. Comparable domestic franchise sales (consisting of 191 restaurants) increased by $1,871,000 or 2.7% to $71,565,000 in the fiscal 2006 period as compared to $69,694,000 in the fiscal 2005 period. At September 25, 2005, 361 domestic and international franchised or licensed units were operating as compared to 343 domestic and international franchised or licensed units at September 26, 2004. During the twenty-six weeks ended September 25, 2005, royalty income from 26 domestic franchised locations have been deemed unrealizable as compared to 30 domestic franchised locations during the twenty-six weeks ended September 26, 2004. Domestic franchise fee income was $146,000 in the fiscal 2006 period as compared to $186,000 in the fiscal 2005 period. International franchise fee income was $185,000 in the fiscal 2006 period as compared to $124,000 in the fiscal 2005 period. During the fiscal 2006 period, 16 new franchised units opened, including three units in Japan, one unit in Kuwait, one unit in the Dominican Republic and two units in the United Arab Emirates. During the fiscal 2006 period, we franchised one restaurant that previously operated pursuant to a management agreement. During the fiscal 2005 period, 13 new domestic franchised units were opened. During the fiscal 2006 period, Nathan's also recognized $69,000 in connection with three forfeited franchise fees.

     License royalties increased $167,000 or 9.2% to $1,990,000 in the fiscal 2006 period as compared to $1,823,000 in the fiscal 2005 period. This increase is primarily attributable to higher royalties earned from the sale of Nathan's frankfurters within supermarkets and club stores and new license agreements that commenced operations over the last year.

     Investment and other income was $333,000 in the fiscal 2006 period versus $338,000 in the fiscal 2005 period due to reductions in amortization of deferred revenue and other income, which was partly offset by higher subleasing income.

     Interest income was $196,000 in the fiscal 2006 period versus $98,000 in the fiscal 2005 period due primarily to higher interest earned on the increased amount of our marketable securities during the fiscal 2006 period as compared to the fiscal 2005 period. We invest our excess cash in marketable securities.

Costs and Expenses from Continuing Operations

     Cost of sales increased by $2,927,000 to $12,451,000 in the fiscal 2006 period from $9,524,000 in the fiscal 2005 period. During the fiscal 2006 period, the cost of restaurant sales at our six comparable units was $4,076,000 or 54.9% of restaurant sales as compared to $4,029,000 or 56.4% of restaurant sales in the fiscal 2005 period. This reduction was primarily due to lower labor and associated costs. Food and paper costs, as a percentage of restaurant sales, were slightly lower in the fiscal 2006 period than in the fiscal 2005 period due to the effects of re-engineering of our menu and certain retail price increases to mitigate higher beef costs. We incurred higher costs of our Branded Product Program totaling approximately $2,915,000 primarily in connection with the increased volume during the fiscal 2006 period as compared to the fiscal 2005 period. We also paid significantly more for beef products during the fiscal 2006 period. Commodity costs of our hot dogs, which have continued to increase for the third consecutive year, were approximately 7.3% higher during the fiscal 2006 period than the fiscal 2005 period. These commodity cost increases caused us to increase our selling prices beginning in June 2005 in an effort to reduce the margin pressure that we continue to experience.

     Restaurant operating expenses increased by $36,000 to $1,634,000 in the fiscal 2006 period from $1,598,000 in the fiscal 2005 period due primarily to higher utility costs. Based upon current market conditions for natural gas and electricity, we expect continuing margin pressure in the future.

     Depreciation and amortization decreased by $52,000 to $391,000 in the fiscal 2006 period from $443,000 in the fiscal 2005 period.

     Amortization of intangible assets was $131,000 in the fiscal 2006 period and fiscal 2005 period.

     General and administrative expenses increased by $160,000 to $4,226,000 in the fiscal 2006 period as compared to $4,066,000 in the fiscal 2005 period. The increase in general and administrative expenses was primarily due to higher net personnel and incentive compensation expense of $182,000 and marketing costs of $71,000 which were partly offset by lower professional fees of $38,000 and corporate insurance expense of $18,000. Higher net personnel and incentive compensation expense arose from increased earnings by the company due to the sale to a third party of a vacant piece of property in Brooklyn, New York, as discussed below. We accrued $141,000 of incentive compensation during the second quarter fiscal 2006, which was partly offset by the elimination of severance expense of $86,000 recorded during the second quarter fiscal 2005.

     Interest expense was $20,000 during the fiscal 2006 period as compared to $24,000 during the fiscal 2005 period. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

Provision for Income Taxes from Continuing Operations

     In the fiscal 2006 period, the income tax provision was $1,593,000 or 38.3% of income from continuing operations before income taxes as compared to $1,333,000 or 39.4% of income from continuing operations before income taxes in the fiscal 2005 period. The effective income tax rate was lower during the fiscal 2006 period due in part to Nathan's earning higher tax exempt interest income than during the fiscal 2005 period.

Discontinued Operations

     On July 13, 2005, we sold a vacant piece of property in Brooklyn, New York, to a third party, which was classified as "available-for-sale" at March 27, 2005. The property had a carrying value of $187,000 and Nathan's recognized a gain before income taxes of $2,819,000, net of associated expenses. In addition, we previously closed one company-operated restaurant during fiscal 2005. Revenues were $406,000 during the fiscal 2005 period.

     Income before income taxes from discontinued operations during the fiscal 2006 period was $2,806,000 as compared to loss before income taxes from discontinued operations of $24,000 during the fiscal 2005 period.

OFF-BALANCE SHEET ARRANGEMENTS

     We are not a party to any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at September 25, 2005 aggregated $5,240,000, increasing by $2,305,000 during the fiscal 2006 period. At September 25, 2005, marketable securities increased by $4,483,000 from March 27, 2005 to $16,124,000 and net working capital increased to $18,744,000 from $14,009,000 at March 27, 2005.

     Cash provided by operations of $3,131,000 in the fiscal 2006 period is primarily attributable to net income, excluding the gains on sales of fixed assets, of $1,461,000, non-cash expenses of $729,000, a reduction of prepaid expenses and other current assets of $489,000 and an increase in accounts payable and accrued expenses of $713,000 which were partly reduced by increased accounts receivable and notes receivable of $155,000 resulting primarily from higher sales from the Branded Product Program and increased royalties from franchisees.

     We invested cash of $977,000 of which $4,542,000 resulted from the net purchase of available-for-sale securities. We received proceeds of $3,521,000 from the sale of vacant land and from the sale of another restaurant to a franchisee. Nathan's received payments on notes receivable of $295,000, and also invested $251,000 in capital expenditures.

     We received cash from our financing activities of $151,000, which is comprised of proceeds received from the exercise of employee stock options of $238,000 net of our repayment of bank debt in the amount of $87,000 during the fiscal 2006 period.

     On September 14, 2001, Nathan's was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan's was authorized to purchase up to one million additional shares of its common stock. Through September 25, 2005, Nathan's purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan's has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company's common stock during the twenty-six weeks ended September 25, 2005. Nathan's expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan's expects to fund these stock repurchases from its operating cash flow.

     We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

     There are currently 27 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of September 25, 2005 was approximately $252,000.

The following schedules represent Nathan's cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

                                                            Payments Due by Period
                                        -------------------------------------------------------------
                                                  Less than
Cash Contractual Obligations             Total      1 Year    1 - 3 Years   4-5 Years   After 5 Years
----------------------------            -------   ---------   -----------   ---------   -------------
Long-Term Debt                          $   736     $  167       $  333       $  236       $   --
Capital Lease Obligations                    43          7           18           18           --
Employment Agreements                     1,633        749          572          312           --
Operating Leases                         13,849      3,511        5,583        3,069        1,686
                                        -------     ------       ------       ------       ------
   Gross Cash Contractual Obligations    16,261      4,434        6,506        3,635        1,686

Sublease Income                           9,005      2,074        3,371        1,954        1,606
                                        -------     ------       ------       ------       ------
   Net Cash Contractual Obligations     $ 7,256     $2,360       $3,135       $1,681       $   80
                                        =======     ======       ======       ======       ======

                                          Amount of Commitment Expiration Per Period
                                ---------------------------------------------------------------
                                  Total
                                 Amounts    Less than
Other Contractual Commitments   Committed     1 Year    1 - 3 Years   4-5 Years   After 5 Years
-----------------------------   ---------   ---------   -----------   ---------   -------------
Loan Guarantees                    $252        $252         $--          $--          $--
                                   ----        ----         ---          ---          ---
Total Commercial Commitments       $252        $252         $--          $--          $--
                                   ====        ====         ===          ===          ===

     Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We currently maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under our lines of credit.

RISKS RELATED TO OUR BUSINESS

ANY INCREASES IN THE MINIMUM WAGE MAY ADVERSELY AFFECT OUR OPERATIONS.

     We depend to a large degree, on employees who work at the minimum wage. Substantial increases in the minimum wage could adversely affect our operations. In addition, changes in other laws and regulations which govern our relationships with our employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements may also adversely affect our operations.

ANY INCREASES IN OUR FOOD AND OTHER COSTS MAY ADVERSELY AFFECT OUR
PROFITABILITY.

     Commodity costs of our hot dogs have increased for the past three years. In addition, recent increases in fuel costs have negatively affected our margins. We have increased our selling prices in an attempt to reduce the negative impact of the increases in the cost of beef on our profits, and have attempted to reduce fuel costs by finding alternate suppliers. Continued increases in the cost of our food products and fuel costs could adversely affect our profitability.

INCREASES IN COSTS TO FRANCHISEES MAY ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN FRANCHISEES, WHICH WOULD ADVERSELY AFFECT OUR PROFITABILITY.

     In the event that our prospective franchisees are unable to locate suitable restaurant sites on reasonable terms, it could adversely affect our franchisees projected financial results and they may determine not to enter into franchise agreements with us. Similarly, increased commodity and other costs which adversely affect our prospective franchisees' profitability may cause them not to enter into franchise agreements with us. In addition, such increased commodity and other costs may reduce the profitability of our existing franchisees, resulting in the termination of existing franchise agreements. Our failure to attract new franchisees or retain our existing franchisees, whether due to increased costs or otherwise, would result in a decrease in our franchise fee revenue and adversely affect our profitability.

IN THE EVENT THAT ANY OF OUR VENDORS OR LICENSEES ENCOUNTERS FINANCIAL DIFFICULTIES AND FAILS TO PAY US, IT COULD ADVERSELY EFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     If the financial condition of any vendor or licensee deteriorates resulting in an impairment of that party's ability to pay to us amounts owed in respect of a significant amount of outstanding receivables, our financial condition would be adversely effected.

WE CANNOT GUARANTEE MARKET ACCEPTANCE OF NEW PRODUCTS.

     We cannot assure you that Nathan's, Miami Subs or Kenny Rogers will be able to achieve the necessary market acceptance for any new products, or compete effectively, in their product markets. Broad market acceptance of new products is critical to our future success. We believe that factors affecting the ability of our products to achieve broad market acceptance include:

          -    brand recognition,

          -    quality,

          -    broad variety, and

          -    price.

     As a result, revenues for any future quarter may not be predictable with any significant degree of accuracy. If revenue levels are below expectations, operating results are likely to be adversely affected and may be below the expectations of public market analysts and investors. In such event, the price of the common stock would likely decrease.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

CASH AND CASH EQUIVALENTS

     We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 25, 2005, Nathans' cash and cash equivalents aggregated $5,240,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $13,100 per annum for each .25% change in interest rates.

MARKETABLE INVESTMENT SECURITIES

     We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 25, 2005, the market value of Nathans' marketable investment securities aggregated $16,124,000. Interest income on these marketable investment securities would increase or decrease by approximately $40,300 per annum for each .25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at September 25, 2005 that are sensitive to interest rate fluctuations (in thousands):

                                Valuation of securities                 Valuation of securities
                                Given an interest rate                   Given an interest rate
                              Decrease of X Basis points               Increase of X Basis points
                            -----------------------------     Fair    ---------------------------
                            (150BPS)   (100BPS)   (50BPS)    Value     +50BPS   +100BPS   +150BPS
                            --------   --------   -------   -------   -------   -------   -------
Municipal notes and bonds    $17,105    $16,769   $16,442   $16,124   $15,814   $15,511   $15,214
                             =======    =======   =======   =======   =======   =======   =======

BORROWINGS

     The interest rate on our borrowings are generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes, as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At September 25, 2005, total outstanding debt, including capital leases, aggregated $779,000 of which $736,000 is subject to risk related to changes in interest rates. The current interest rate is 4.50% per annum and will adjust in January 2006 and January 2009 to prime plus 0.25%. We also maintain a $7,500,000 credit line at the prime rate (6.75% as of September 20, 2005). We have never borrowed any funds under our credit lines. Interest expense on these borrowings would increase or decrease by approximately $1,800 per annum for each .25% change in interest rates. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

COMMODITY COSTS

     The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10% in the cost of our food and paper products for the thirteen weeks ended September 25, 2005 would have increased or decreased cost of sales by approximately $954,000.

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

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 25, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORWARD LOOKING STATEMENTS

     Certain statements contained in this report are forward-looking statements. We generally identify forward-looking statements with the words "believe," "intend," "plan," "expect," "anticipate," "estimate," "will," "should" and similar expressions. Forward-looking statements represent our current judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of risks and uncertainties, many of which we are not aware and / or cannot control. These risks and uncertainties include, but are not limited to: the effect on sales over concerns relating to bovine spongiform encephalopathy, BSE, which was first identified in the United States on December 23, 2003; economic, weather, legislative and business conditions; the collectibility of receivables; changes in consumer tastes; our ability to attract competent restaurant and managerial personnel; and the other risks described above, under "Risks Related to Our Business".

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

     Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan's Famous, Inc. seeking damages of $1,000,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez's employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. On October 28, 2005, the parties entered into a settlement and release of all claims by the employee against the Company. Nathan's cost related to this claim, including its defense, was $50,000.

     In July 2001, a female manager at one of our company-owned restaurants filed a charge with the Equal Employment Opportunity Commission ("EEOC") claiming sex discrimination in violation of Title VII of the Civil Rights Act of 1964 and a violation of the Equal Pay Act. The employee claimed that she was being paid less than male employees for comparable work, which Nathan's denied. In June and August 2004, the employee filed further charges with the EEOC claiming that Nathan's had retaliated against her, first by refusing her request for a shift change and then by terminating her employment in July 2004. Following a determination by the EEOC in May 2005 that there was no reasonable cause to believe that the employee was terminated in retaliation for filing a charge of discrimination, but that there was reasonable cause to believe that she was paid less than similarly situated males in violation of the Equal Pay Act and Title VII and that she was denied a request for a change in shift in retaliation for filing the discrimination charge, the EEOC advised that it would engage in conciliation and settlement efforts to try to resolve the employee's charges. On September 30, 2005, those efforts resulted in the settlement and release of all claims by the employee against the Company, and of any related charges made by the EEOC against the Company. These financial statements reflect the cost of the settlement, which did not have a material affect on our financial position, results of operations or cash flows.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED:

(c) We have not repurchased any equity securities during the quarter ended September 25, 2005.

ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a)  The Registrant held its Annual Meeting of Stockholders on September 15,
     2005.

(b) Nine Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2006. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                      FOR      WITHHELD
                   ---------   --------
WAYNE NORBITZ      4,698,960    70,050
ROBERT J. EIDE     4,697,580    71,430
ERIC GATOFF        4,698,656    70,354
BRIAN S. GENSON    4,699,027    69,983
BARRY LEISTNER     4,697,817    71,193
HOWARD M. LORBER   4,697,804    71,206
DONALD L. PERLYN   4,697,934    71,076
A.F. PETROCELLI    4,699,099    69,911
CHARLES RAICH      4,698,117    70,893

(c)  Not applicable.

(d)  Not applicable.

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

                                       NATHAN'S FAMOUS, INC.


Date: November 07, 2005                By: /s/ Wayne Norbitz
                                           -------------------------------------
                                           Wayne Norbitz
                                           President and Chief Operating Officer
                                           (Principal Executive Officer)


Date: November 07, 2005                By: /s/ Ronald G. DeVos
                                           -------------------------------------
                                           Ronald G. DeVos
                                           Vice President - Finance
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)