Form 10-Q
period 2005-12-25
NATHANS FAMOUS INC
filed 2006-02-06
CIK 69733

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended December 25, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ________ to ________.

Commission File Number 0-3189

NATHAN'S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

1400 Old Country Road, Westbury, New York 11590
(Address of principal executive offices including zip code)

(516) 338-8500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At February 6, 2006, an aggregate of 5,597,465 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets - December 25, 2005 and
	March 27, 2005	3

	Consolidated Statements of Earnings - Thirteen Weeks
	Ended December 25, 2005 and December 26, 2004	4

	Consolidated Statements of Earnings - Thirty-nine Weeks
	Ended December 25, 2005 and December 26, 2004	5

	Consolidated Statement of Stockholders' Equity -
	Thirty-nine Weeks Ended December 25, 2005	6

	Consolidated Statements of Cash Flows -Thirty-nine Weeks
	Ended December 25, 2005 and December 26, 2004	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NATHAN’S FAMOUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
at December 25, 2005 and March 27, 2005 respectively

ASSETS	Dec. 25, 2005	March 27, 2005
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents including restricted cash of $83	$3,811	$2,935
Marketable securities	17,405	11,641
Notes and accounts receivable, net	4,254	3,591
Inventories	662	688
Assets available for sale	-	688
Prepaid expenses and other current assets	460	907
Deferred income taxes	1,168	1,168

Total current assets	27,760	21,618

Notes receivable, net	106	136
Property and equipment, net	4,420	4,583
Goodwill	95	95
Intangible assets, net	2,603	2,800
Deferred income taxes	1,772	1,792
Other assets, net	254	245

	$37,010	$31,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of note payable and capital lease obligations	$702	$174
Accounts payable	1,993	2,009
Accrued expenses and other current liabilities	5,827	5,088
Deferred franchise fees	200	338

Total current liabilities	8,722	7,609

Note payable and capital lease obligations, less current maturities	33	692
Other liabilities	1,486	1,612

Total liabilities	10,241	9,913

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;
7,488,565 and 7,440,317 shares issued; and 5,597,465 and 5,549,217
shares outstanding at December 25, 2005 and March 27, 2005, respectively	75	74
Additional paid-in capital	42,984	42,665
Deferred compensation	(227)	(281)
Accumulated deficit	(8,827)	(13,874)
Accumulated other comprehensive loss	(78)	(70)
	33,927	28,514
Treasury stock, at cost, 1,891,100 shares	(7,158)	(7,158)

Total stockholders’ equity	26,769	21,356

	$37,010	$31,269

The accompanying notes are an integral part of these statements.

NATHAN’S FAMOUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended December 25, 2005 and December 26, 2004
(in thousands, except share and per share amounts)
(Unaudited)

	2005	2004
REVENUES
Sales	$6,886	$4,690
Franchise fees and royalties	1,638	1,749
License royalties	673	684
Investment and other income	177	111
Interest income	131	71
Total revenues	9,505	7,305

COSTS AND EXPENSES
Cost of sales	5,132	3,657
Restaurant operating expenses	780	734
Depreciation and amortization	194	220
Amortization of intangible assets	66	65
General and administrative expenses	2,094	1,959
Interest expense	10	12
Total costs and expenses	8,276	6,647

Income from continuing operations before provision
for income taxes	1,229	658
Provision for income taxes	459	179
Income from continuing operations	770	479

Loss from discontinued operations before benefit from income taxes	-	(5)
Income tax benefit	-	(2)
Loss from discontinued operations	-	(3)

Net income	$770	$476

PER SHARE INFORMATION
Basic income (loss) per share:
Income from continuing operations	$.14	$.09
Loss from discontinued operations	-	-
Net income	$.14	$.09

Diluted income (loss) per share:
Income from continuing operations	$.12	$.08
Loss from discontinued operations	-	-
Net income	$.12	$.08

Weighted average shares used in computing income (loss)
per share
Basic	5,594,000	5,352,000
Diluted	6,565,000	6,173,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirty-nine weeks ended December 25, 2005 and December 26, 2004
(in thousands, except share and per share amounts)
(Unaudited)

	2005	2004
REVENUES
Sales	$23,888	$18,269
Franchise fees and royalties	5,124	5,084
License royalties	2,663	2,507
Investment and other income	510	449
Interest income	327	169
Total revenues	32,512	26,478

COSTS AND EXPENSES
Cost of sales	17,583	13,181
Restaurant operating expenses	2,414	2,332
Depreciation and amortization	585	663
Amortization of intangible assets	197	196
General and administrative expenses	6,320	6,025
Interest expense	30	36
Total costs and expenses	27,129	22,433

Income from continuing operations before provision
for income taxes	5,383	4,045
Provision for income taxes	2,052	1,512
Income from continuing operations	3,331	2,533

Income (loss) from discontinued operations, including gain on disposal of discontinued operations of $2,819 in 2005	2,806	(29)
Income tax expense (benefit)	1,090	(12)
Income (loss) from discontinued operations	1,716	(17)

Net income	$5,047	$2,516

PER SHARE INFORMATION
Basic income (loss) per share:
Income from continuing operations	$.60	$.48
Income (loss) from discontinued operations	.31	-
Net income	$.91	$.48

Diluted income (loss) per share:
Income from continuing operations	$.51	$.42
Income (loss) from discontinued operations	.26	-
Net income	$.77	$.42

Weighted average shares used in computing income (loss)
per share
Basic	5,571,000	5,256,000
Diluted	6,522,000	6,003,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirty-nine weeks ended December 25, 2005
(in thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other			Total
	Common	Common	Paid-In	Deferred	Accumulated	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Compensation	Deficit	Loss	Shares	Amount	Equity

Balance, March 27, 2005	7,440,317	$74	$42,665	$(281)	$(13,874)	$(70)	1,891,100	$(7,158)	$21,356

Shares issued in connection
with exercise of employee
stock options	48,248	1	258	-	-	-	-	-	259

Income tax benefit on stock
option exercises	-	-	61	-	-	-	-	-	61

Amortization of deferred
compensation relating to
restricted stock	-	-	-	54	-	-	-	-	54

Unrealized loss on
marketable securities, net of
deferred income tax
benefit of $3	-	-	-	-	-	(8)	-	-	(8)

Net income	-	-	-	-	5,047	-	-	-	5,.047
Balance, December 25, 2005	7,488,565	$75	$42,984	$(227)	$(8,827)	$(78)	1,891,100	$(7,158)	$26,769

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-nine weeks ended December 25, 2005 and December 26, 2004
(in thousands)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net Income	$5,047	$2,516
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	585	663
Amortization of intangible assets	197	196
Amortization of bond premium	168	105
Amortization of deferred compensation	54	-
Gain on disposal of fixed assets	(2,882)	(67)
Provision for doubtful accounts	8	11
Income tax benefit on stock option exercises	61	-
Deferred income taxes	23	27
Changes in operating assets and liabilities:
Accounts and notes receivable	(980)	(959)
Inventories	26	275
Prepaid expenses and other current assets	447	(192)
Other assets	(9)	3
Accounts payable, accrued expenses and other current liabilities	723	20
Deferred franchise fees	(138)	153
Other liabilities	(79)	(383)
Net cash provided by operating activities	3,251	2,368

Cash flows from investing activities:
Proceeds from sale of available for sale securities	1,934	900
Purchase of available for sale securities	(7,877)	(4,261)
Purchase of property and equipment	(420)	(515)
Payments received on notes receivable	339	232
Proceeds from sales of property and equipment	3,521	14
Net cash used in investing activities	(2,503)	(3,630)

Cash flows from financing activities:
Principal repayments of note payable and capitalized lease obligations	(131)	(129)
Repurchases of common stock	-	(237)
Proceeds from the exercise of stock options and warrants	259	1,188
Net cash provided by financing activities	128	822

Net increase (decrease) in cash and cash equivalents	876	(440)

Cash and cash equivalents, beginning of period	2,935	3,449
Cash and cash equivalents, end of period	$3,811	$3,009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$30	$36
Income taxes	$2,015	$512

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2005
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s” or the “Company”) for the thirteen and thirty-nine week periods ended December 25, 2005 and December 26, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, were necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or the full year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 27, 2005.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies subsequent to March 27, 2005.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs--an amendment of ARB No.43” (“SFAS No.151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No.151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No.151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the impact of this standard on its consolidated financial statements and does not believe the adoption of SFAS No. 151 will have a material impact on its results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which revises SFAS No. 123, Accounting for Stock Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. On April 14, 2005, the SEC delayed the effective date of required adoption of SFAS No. 123R to the beginning of the first annual period after June 15, 2005. The Company plans to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. The Company is currently evaluating the impact on its consolidated financial statements of the adoption of the various provisions of SFAS No. 123R.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No.154”). Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on its consolidated financial statements.

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and thirty-nine week periods ended December 25, 2005 and December 26, 2004, respectively.

Thirteen weeks
					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2005	2004	2005	2004	2005	2004
	(In thousands)		(In thousands)
Basic EPS
Basic calculation	$770	$479	5,594	5,352	$0.14	$0.09
Effect of dilutive employee stock
options and warrants	-	-	971	821	(0.02)	(0.01)
Diluted EPS
Diluted calculation	$770	$479	6,565	6,173	$0.12	$0.08

Thirty-nine weeks
					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2005	2004	2005	2004	2005	2004
	(In thousands)		(In thousands)
Basic EPS
Basic calculation	$3,331	$2,533	5,571	5,256	$0.60	$0.48
Effect of dilutive employee stock
options and warrants	-	-	951	747	(0.09)	(0.06)
Diluted EPS
Diluted calculation	$3,331	$2,533	6,522	6,003	$0.51	$0.42

Options and warrants to purchase 19,500 shares of common stock in both the thirteen and thirty-nine week periods ended December 25, 2005 and December 26, 2004, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods.

NOTE D - STOCK BASED COMPENSATION

At December 25, 2005, the Company had five stock-based employee compensation plans. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”) and has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under APB No. 25, when the exercise price of stock options or warrants granted to employees or the Company’s independent directors equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee or independent director stock option grants. Compensation expense for restricted stock awards is measured at the fair value on the date of grant, based upon the number of shares granted and the quoted market price of the Company’s stock. Such value is recognized as expense over the vesting period of the award.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Net income, as reported	$770	$476	$5,047	$2,516
Add: Stock-based compensation
included in net income	11	-	33	-
Deduct: Total stock-based employee
compensation expense determined under
fair value-based method for all awards	(33)	(51)	(100)	(153)

Pro forma net income	$748	$425	$4,980	$2,363

Earnings per Share
Basic - as reported	$0.14	$0.09	$0.91	$0.48
Diluted - as reported	$0.12	$0.08	$0.77	$0.42
Basic - pro forma	$0.13	$0.08	$0.89	$0.45
Diluted - pro forma	$0.11	$0.07	$0.76	$0.39

Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee and independent director stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and independent director stock options.

During the thirty-nine weeks ended December 26, 2004, the Company granted 95,000 options having an exercise price of $5.62. All of the options granted vest as follows: 33 1/3% on the first anniversary of the date of grant, 66 2/3% on the second anniversary of the date of grant and 100% on the third anniversary of the date of grant. All options have an expiration date of ten years from the date of grant. No options were granted during the thirty-nine weeks ended December 25, 2005.

The weighted average option fair values and the assumptions used to estimate these values are as follows:

Thirty-nine
Weeks Ended
Dec. 26, 2004

Option fair values	$2.87
Expected life (years)	7.0
Interest rate	4.50%
Volatility	29.9%
Dividend yield	0.0%

NOTE E - PROPERTY AND EQUIPMENT, NET

1. Sale of Restaurant

The Company observes the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” which establishes accounting standards for recognizing profit or loss on sales of real estate. SFAS No. 66 provides for profit recognition by the full accrual method, provided (a) the profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obligated to perform significant activities after the sale to earn the profit. Unless both conditions exist, recognition of all or part of the profit shall be postponed and other methods of profit recognition shall be followed. In accordance with SFAS No. 66, the Company recognizes profit on sales of restaurants under the full accrual method, the installment method and the deposit method, depending on the specific terms of each sale. The Company continues to record depreciation expense on the property subject to the sales contracts that are accounted for under the deposit method and records any principal payments received as a deposit until such time that the transaction meets the sales criteria of SFAS No. 66.

During the thirty-nine weeks ended December 25, 2005, the Company sold one Company-owned restaurant that it had previously leased to the operator pursuant to a management agreement, for total cash consideration of $515,000 and entered into a franchise agreement with the buyer to continue operating the restaurant. As the Company expects to have a continuing stream of cash flows from this restaurant, the results of operations for this restaurant are included in “Income from continuing operations before income taxes” in the accompanying consolidated statements of operations for the thirteen and thirty-nine week periods ended December 25, 2005 through the date of sale. There were no sales of Company-owned restaurants during the thirteen and thirty-nine week periods ended December 26, 2004.

The results for this restaurant are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Total revenues	$11	$12	$72	$36
Income from continuing operations before income taxes	$11	$10	$70	$31

2. Discontinued Operations

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"), related to the accounting and reporting for segments of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant or property that Nathan’s sells, abandons or otherwise disposes of where the Company will have no further involvement in the operation of, or cash flows from, such restaurant's operations.

On July 13, 2005, Nathan’s sold all of its right, title and interest in and to a vacant real estate parcel previously utilized as a parking lot, adjacent to a Company-owned restaurant, located in Brooklyn, New York, in exchange for a cash payment of $3,100,000. Nathan’s also entered into an agreement pursuant to which an affiliate of the buyer has assumed all of Nathan’s rights and obligations under a lease for an adjacent property and has agreed to pay $500,000 to Nathan’s over a period of up to three years, $100,000 of which has been paid. Nathan’s recognized a gain before income taxes of $2,819,000, net of associated expenses. The operating expenses for this property have been included in discontinued operations for the thirteen and thirty-nine week periods ended December 25, 2005 and December 26, 2004 as the Company has no continuing involvement in the operation of, or cash flows from, this property.

During the fiscal year ended March 27, 2005, the Company ceased the operations of one Company-owned restaurant pursuant to the termination of the lease and notification by the landlord not to renew. The results of operations for this restaurant have been included in discontinued operations for thirteen and thirty-nine week periods ended December 26, 2004 as the Company has no continuing involvement in the operation of, or cash flows from, this restaurant.

The results of operations for these properties are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Total revenue	$-	$-	$-	$401

Income (loss) from discontinued operations before income taxes (including gain on disposal of $2,819 in 2005)	$-	$(5)	$2,806	$(29)

NOTE F- STOCK REPURCHASE PROGRAM

On September 14, 2001, Nathan’s was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to one million additional shares of its common stock. Through December 25, 2005, Nathan’s purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan’s has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company’s common stock during the thirty-nine weeks ended December 25, 2005. Nathan’s expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan’s expects to fund these stock repurchases from its operating cash flow.

NOTE G - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Net income	$770	$476	$5,047	$2,516
Unrealized gain (loss) on available-for-sale securities, net of tax (benefit) of ($22), $(7), $(3) and
($25), respectively	(35)	(11)	(8)	(35)
Comprehensive income	$735	$465	$5,039	$2,481

Accumulated other comprehensive income at December 25, 2005 and December 26, 2004 consists entirely of unrealized gains and (losses) on available-for-sale securities, net of deferred taxes.

NOTE H - COMMITMENTS AND CONTINGENCIES

1. Contingencies

Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan’s Famous, Inc. seeking damages of $1,000,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez’s employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. On October 28, 2005, we executed a settlement and release of all claims by the employee against the Company. These financial statements reflect the cost of the settlement, which did not have a material effect on our financial position, results of operations or cash flows.

In July 2001, a female manager at one of the Company-owned restaurants filed a charge with the Equal Employment Opportunity Commission (“EEOC”) claiming sex discrimination in violation of Title VII of the Civil Rights Act of 1964 and a violation of the Equal Pay Act. The employee claimed that she was being paid less than male employees for comparable work, which Nathan’s denied. In June and August 2004, the employee filed further charges with the EEOC claiming that Nathan’s had retaliated against her, first by refusing her request for a shift change and then by terminating her employment in July 2004. Following a determination by the EEOC in May 2005 that there was no reasonable cause to believe that the employee was terminated in retaliation for filing a charge of discrimination, but that there was reasonable cause to believe that she was paid less than similarly situated males in violation of the Equal Pay Act and Title VII and that she was denied a request for a change in shift in retaliation for filing the discrimination charge, the EEOC advised that it would engage in conciliation and settlement efforts to try to resolve the employee’s charges. On September 30, 2005, those efforts resulted in the settlement and release of all claims by the employee against the Company, as well as any related charges made by the EEOC against the Company. These financial statements reflect the cost of the settlement, which did not have a material effect on our financial position, results of operations or cash flows.

The Company is involved in various other litigation, in the normal course of business, none of which, in the opinion of management, is expected to have a significant adverse impact on its financial position or results of operations.

2. Guarantees

The Company guarantees certain equipment financing for certain franchisees with a third-party lender. The Company’s maximum obligation, should all of the franchisees default on the required monthly payment to the third-party lender for loans funded by the lender, as of December 25, 2005, would be approximately $33,000. The equipment financing expires at various dates through fiscal 2007.

The Company also guarantees a franchisee’s note payable with a bank. The note payable matures in August 2006. The Company’s maximum obligation, should the franchisee default on the required monthly payments to the bank, for loans funded by the lender, as of December 25, 2005, would be approximately $198,000.

The guarantees referred to above were entered into by the Company prior to December 31, 2002 and have not been modified since that date, which was the effective date for FIN 45 “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.”

NOTE I - RECLASSIFICATIONS

Certain reclassifications of prior period balances have been made to conform to the December 25, 2005 presentation.

NOTE J - SUBSEQUENT EVENTS

On January 13, 2006, Nathan’s prepaid the balance of its subsidiaries’ outstanding bank loan payable in the amount of $694,000. The principal on the loan was due in equal monthly installments through February 2010. Interest was at prime plus 0.25%, or 4.50% through January 2006. The interest rate was scheduled to adjust to prime plus 0.25% in January 2006 and January 2009. The balance of the loan has been classified as current in the accompanying balance sheet.

On January 18, 2006, a property that we previously leased, and assigned on July 13, 2005 for a total consideration of $500,000, was sold (See Note E.2). Nathan’s previously received $100,000 from the buyer and expects to receive an additional $400,000 within six months of the date of sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or “the Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s, Miami Subs and Kenny Rogers restaurant concepts and licensing the sale of Nathan’s products within supermarkets and other retail venues. The Branded Product Program enables foodservice operators to offer Nathans’ hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans’ trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

In addition to plans for expansion of our Branded Product Program and through franchising, Nathan’s continues to co-brand within its restaurant system. Currently, the Arthur Treacher’s brand is being sold within 123 Nathan’s and Miami Subs restaurants, the Nathan’s brand is included on the menu of 58 Miami Subs restaurants, while the Kenny Rogers Roasters brand is being sold within 121 Nathan’s and Miami Subs restaurants.

At December 25, 2005, our combined restaurant system consisted of 365 franchised or licensed units and six Company-owned units (including one seasonal unit), located in 23 states and 12 foreign countries. At December 25, 2005, and December 26, 2004, our Company-owned restaurant system included six Nathan’s units (including one seasonal unit).

Critical Accounting Policies and Estimates

Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. We believe the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.

Impairment of Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment expenses may be required. No goodwill or other intangible assets were determined to be impaired during the thirty-nine weeks ended December 25, 2005.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144") requires management judgments regarding the future operating and disposition plans for under-performing assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant’s carrying value. No restaurants were determined to be impaired during the thirty-nine weeks ended December 25, 2005.

 Impairment of Notes Receivable

Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” requires management judgments regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor’s ability to meet its obligation over that extended term. No notes receivable were determined to be impaired during the thirty-nine weeks ended December 25, 2005.

Revenue Recognition

Sales by Company-owned restaurants, which are typically paid in cash by the customer, are recognized upon the performance of services.

In connection with its franchising operations, the Company receives initial franchise fees, development fees, royalties, contributions to marketing funds, and in certain cases, revenue from sub-leasing restaurant properties to franchisees.

Franchise and area development fees, which are typically received prior to completion of the revenue recognition process, are recorded as deferred revenue. Initial franchise fees, which are non-refundable, are recognized as income when substantially all services to be performed by Nathan’s and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. The following services are typically provided by the Company prior to the opening of a franchised restaurant:

•	Approval of all site selections to be developed.

•	Provision of architectural plans suitable for restaurants to be developed.

•	Assistance in establishing building design specifications, reviewing construction compliance and equipping the restaurant.

•	Provision of appropriate menus to coordinate with the restaurant design and location to be developed.

•	Provide management training for the new franchisee and selected staff.

•	Assistance with the initial operations of restaurants being developed.

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

Nathan’s recognizes franchise royalties when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee, or until collectibility is deemed to be reasonably assured. The number of non-performing units are determined by analyzing the number of months that royalties have been paid during a period. When royalties have been paid for less than the majority of the time frame reported, such location is deemed non-performing. Accordingly, the number of non-performing units may differ between the quarterly results and year to date results. Revenue from sub-leasing properties is recognized as income as the revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the consolidated statements of earnings.

Nathan’s recognizes revenue from the Branded Product Program when it is determined that the products have been delivered via third party common carrier to Nathans’ customers.

Nathan’s recognizes revenue from royalties on the licensing of the use of its name on certain products produced and sold by outside vendors. The use of Nathans’ name and symbols must be approved by Nathan’s prior to each specific application to ensure proper quality and project a consistent image. Revenue from license royalties is recognized when it is earned and deemed collectible.

In the normal course of business, we extend credit to franchisees for the payment of ongoing royalties and to trade customers of our Branded Product Program. Notes and accounts receivable, net, as shown on our consolidated balance sheets are net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectibility based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectibility of a receivable at the date of the transaction is doubtful, the associated revenue is not recorded until the facts and circumstances change in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Self-insurance Liabilities

We are self-insured for portions of our general liability coverage. As part of our risk management strategy, our insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, we accrue estimates of our ultimate self insurance costs throughout the policy year. These estimates have been developed based upon our historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, our annual self insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self-insurance accrual at December 25, 2005 and December 26, 2004, was $277,000 and $314,000 respectively. During the thirty-nine week periods ended December 25, 2005 and December 26, 2004, we reversed approximately $55,000 and $71,000, respectively, of previously recorded insurance accruals, to reflect the revised estimated cost of claims.

Results of Operations

Thirteen weeks ended December 25, 2005 compared to thirteen weeks ended December 26, 2004

Revenues from Continuing Operations

Total sales increased by $2,196,000 or 46.8% to $6,886,000 for the thirteen weeks ended December 25, 2005 ("third quarter fiscal 2006") as compared to $4,690,000 for the thirteen weeks ended December 26, 2004 ("third quarter fiscal 2005"). Sales from the Branded Product Program increased by 67.9% to $4,269,000 for the third quarter fiscal 2006 as compared to sales of $2,543,000 in the third quarter fiscal 2005. This increase was primarily attributable to increased volume from new accounts and a net price increase of approximately 3.1%. Total company-owned restaurant sales (representing five comparable Nathan’s restaurants) were $2,045,000 as compared to $2,046,000 during the third quarter fiscal 2005. During the third quarter fiscal 2006, sales to our television retailer were approximately $471,000 higher than the third quarter fiscal 2005 resulting from the introduction of new products, more frequent airings and sales increases per item sold.

Franchise fees and royalties decreased by $111,000 or 6.3% to $1,638,000 in the third quarter fiscal 2006 compared to $1,749,000 in the third quarter fiscal 2005. Franchise royalties were $1,409,000 in the third quarter fiscal 2006 as compared to $1,564,000 in the third quarter fiscal 2005. Domestic franchise restaurant sales decreased by 6.4% to $38,648,000 in the third quarter fiscal 2006 as compared to $41,306,000 in the third quarter fiscal 2005. This decline of $2,658,000 represents the net sales difference between new units that have opened and the units that have closed in addition to the sales reduction at our comparable units which includes the affects of Hurricane Wilma. The total sales reduction associated with closed restaurants was approximately $3,205,000 of which $2,544,000 was related to closings in Florida, which sales reductions lowered royalty income by $137,000 overall and $108,000 in Florida. On October 24, 2005, Hurricane Wilma hit southern Florida where our franchisees operate 71 restaurants. Most of these restaurants were affected by the storm and were temporarily closed. One Miami Subs restaurant sustained significant damage and was permanently closed. We estimate that franchisee sales and royalties from the affected stores were reduced for the third quarter fiscal 2006 by approximately $885,000 and, based upon the franchisees contractual obligation, $36,000, respectively, due to the period that the restaurants were closed. Comparable domestic franchise sales (consisting of 187 restaurants) decreased by $1,834,000 or 5.2% to $33,104,000 in the third quarter fiscal 2006 as compared to $34,938,000 in the third quarter fiscal 2005, partly attributable to the affects of Hurricane Wilma. At December 25, 2005, 365 domestic and international franchised or licensed units were operating as compared to 352 domestic and international franchised or licensed units at December 26, 2004. During the thirteen weeks ended December 25, 2005, royalty income from 25 domestic franchised locations have been deemed unrealizable as compared to 21 domestic franchised locations during the thirteen weeks ended December 26, 2004. Domestic franchise fee income was $149,000 in the third quarter fiscal 2006 as compared to $74,000 in the third quarter fiscal 2005. International franchise fee income was $80,000 in the third quarter fiscal 2006, as compared to $60,000 during the third quarter fiscal 2005. During the third quarter fiscal 2006, ten new franchised units opened, including four units in Kuwait. During the third quarter fiscal 2005, ten new franchised units were also opened. During the third quarter fiscal 2005, Nathan’s also recognized $51,000 of forfeited franchise fees.

License royalties were $673,000 in the third quarter fiscal 2006 as compared to $684,000 in the third quarter fiscal 2005. This decrease was primarily attributable to lower royalties earned due to the sale of fewer Nathan’s griddles during the holiday season.

Investment and other income was $177,000 in the third quarter fiscal 2006 versus $111,000 in the third quarter fiscal 2005 due to higher income from subleasing activities, which was partly offset by lower amortization of deferred revenue and other income.

Interest income was $131,000 in the third quarter fiscal 2006 versus $71,000 in the third quarter fiscal 2005 due primarily to higher interest earned on the increased amount of marketable securities during the third quarter fiscal 2006 as compared to the third quarter fiscal 2005. We have continued to invest our excess cash in marketable securities.

Costs and Expenses from Continuing Operations

Cost of sales increased by $1,475,000 to $5,132,000 in the third quarter fiscal 2006 from $3,657,000 in the third quarter fiscal 2005. During the third quarter fiscal 2006, the cost of restaurant sales at our five comparable company-owned units was $1,317,000 or 64.4% of restaurant sales as compared to $1,353,000 or 66.1% of restaurant sales in the third quarter fiscal 2005. The reduction was primarily due to lower labor and associated costs. Food and paper costs, as a percentage of restaurant sales, were slightly lower than last year due to the effects of re-engineering of our menu and certain retail price increases to mitigate higher beef costs. We incurred higher costs of our Branded Product Program totaling approximately $1,130,000 primarily in connection with the increased volume during the third quarter fiscal 2006 as compared to the third quarter fiscal 2005. We paid slightly less for beef products during the third quarter fiscal 2006 as compared to the third quarter fiscal 2005. Commodity costs of our hot dogs, which had continued to increase for the third consecutive year, softened during the quarter and were approximately 6.0% lower during the third quarter fiscal 2006 than the third quarter fiscal 2005; however, there is no assurance that this softening will continue. Cost of sales also increased by $381,000 in the third quarter fiscal 2006 due to higher sales to our television retailer.

Restaurant operating expenses increased by $46,000 to $780,000 in the third quarter fiscal 2006 from $734,000 in the third quarter fiscal 2005. Utility costs increased by $74,000 or 60.8% as compared to the third quarter fiscal 2005. Lower occupancy and marketing costs during the third quarter fiscal 2006 partly offset the increased utility costs. Based upon current market conditions for natural gas and electricity, we expect to incur continued cost increases in the future.

Depreciation and amortization decreased by $26,000 to $194,000 in the third quarter fiscal 2006 from $220,000 in the third quarter fiscal 2005.

Amortization of intangible assets was $66,000 in the third quarter fiscal 2006 as compared to $65,000 in the third quarter fiscal 2005.

General and administrative expenses increased by $135,000 to $2,094,000 in the third quarter fiscal 2006 as compared to $1,959,000 in the third quarter fiscal 2005. The increase in general and administrative expenses was primarily due to higher personnel and incentive compensation expense of $104,000, substantially in connection with increased earnings by the Company, including amortization of deferred compensation of $18,000, and higher insurance expense of $21,000.

Interest expense was $10,000 during the third quarter fiscal 2006 as compared to $12,000 during the third quarter fiscal 2005. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

Provision for Income Taxes from Continuing Operations

In the third quarter fiscal 2006, the income tax provision was $459,000 or 37.3% of income from continuing operations before income taxes as compared to $179,000 or 27.2% of income from continuing operations before income taxes in the third quarter fiscal 2005. During the third quarter fiscal 2005, Nathan’s received a refund of prior years’ state income taxes, which, net of applicable federal income tax, was approximately $81,000, lowering the effective tax rate by 12.4% during the third quarter fiscal 2005.

Discontinued Operations

On July 13, 2005, we sold a vacant piece of property in Brooklyn, New York, to a third party, which was classified as “available-for-sale” at March 27, 2005. In addition, during fiscal 2005, we closed one company-operated restaurant. There were no revenues from these properties during the third quarter fiscal 2006 and fiscal 2005. Loss before income taxes from discontinued operations during the third quarter fiscal 2005 was $5,000.

Thirty-nine weeks ended December 25, 2005 compared to thirty-nine weeks ended December 26, 2004

Revenues from Continuing Operations

Total sales increased by $5,619,000 or 30.8% to $23,888,000 for the thirty-nine weeks ended December 25, 2005, (“fiscal 2006 period") as compared to $18,269,000 for the thirty-nine weeks ended December 26, 2004 ("fiscal 2005 period"). Sales from the Branded Product Program increased by 61.6% to $12,832,000 for the fiscal 2006 period as compared to sales of $7,939,000 in the fiscal 2005 period. This increase was primarily attributable to increased volume from new accounts, and a price increase of approximately 2.4%. The six company-owned Nathan’s restaurant sales (including one seasonal restaurant) increased by $277,000 or 3.0% to $9,466,000 from $9,189,000, all of which operated during the same periods in both years. This increase is due primarily to higher volume during the summer at our Coney Island restaurant resulting from favorable weather conditions and an effective price increase of approximately 1.1%. During the fiscal 2006 period, sales to our television retailer were approximately $449,000 higher than the fiscal 2005 period, resulting from the introduction of new products, more frequent airings and sales increases per item sold.

Franchise fees and royalties increased by $40,000 to $5,124,000 in the fiscal 2006 period compared to $5,084,000 in the fiscal 2005 period. Franchise royalties were $4,495,000 in the fiscal 2006 period as compared to $4,589,000 in the fiscal 2005 period. Domestic franchise restaurant sales were $121,883,000 in the fiscal 2006 period as compared to $124,324,000 in the fiscal 2005 period. This decline of $2,441,000 represents the net of the sales difference between new units and units that have closed in addition to the sales increase at our comparable stores net of the affects of Hurricane Wilma. The total sales reduction associated with closed restaurants was approximately $7,033,000 of which $4,663,000 was related to closings in Florida, which sales reductions lowered royalty income by $301,000 overall and $198,000 in Florida. On October 24, 2005, Hurricane Wilma hit southern Florida where our franchisees operate 71 restaurants. Most of these restaurants were affected by the storm and were temporarily closed. One Miami Subs restaurant sustained significant damage and was permanently closed. We estimate that franchisee sales and royalties from the affected stores were reduced for the third quarter fiscal 2006 by approximately $885,000 and, based upon the franchisees contractual obligation, $36,000, respectively, due to the period that the restaurants were closed. Comparable domestic franchise sales (consisting of 187 restaurants) increased by $288,000 or 0.3% to $102,453,000 in the fiscal 2006 period as compared to $102,165,000 in the fiscal 2005 period including the affects of Hurricane Wilma. At December 25, 2005, 365 domestic and international franchised or licensed units were operating as compared to 352 domestic and international franchised or licensed units at December 26, 2004. During the thirty-nine weeks ended December 25, 2005, royalty income from 23 domestic franchised locations has been deemed unrealizable as compared to 25 domestic franchised locations during the thirty-nine weeks ended December 26, 2004. Domestic franchise fee income was $295,000 in the fiscal 2006 period as compared to $260,000 in the fiscal 2005 period. International franchise fee income was $265,000 in the fiscal 2006 period as compared to $184,000 in the fiscal 2005 period. During the fiscal 2006 period, 24 new franchised units opened, including three units in Japan, five units in Kuwait, one unit in the Dominican Republic and two units in the United Arab Emirates. During the fiscal 2006 period, we franchised one restaurant that previously operated pursuant to a management agreement. During the fiscal 2005 period, 22 new domestic franchised units were opened. During the fiscal 2006 period, Nathan’s also recognized $69,000 in connection with three forfeited franchise fees, as compared to $51,000 during the fiscal 2005 period.

License royalties increased $156,000 or 6.2% to $2,663,000 in the fiscal 2006 period as compared to $2,507,000 in the fiscal 2005 period. This increase is primarily attributable to higher royalties earned from the sale of Nathan’s frankfurters within supermarkets, club stores and others, and new license agreements entered into since the beginning of fiscal 2005, which were partly offset by lower royalties earned on condiments and the Nathan’s griddle.

Investment and other income was $510,000 in the fiscal 2006 period versus $449,000 in the fiscal 2005 period due to higher subleasing income, which was partly offset by reductions in amortization of deferred revenue and other income.

Interest income was $327,000 in the fiscal 2006 period versus $169,000 in the fiscal 2005 period due primarily to higher interest earned on the increased amount of marketable securities owned during the fiscal 2006 period as compared to the fiscal 2005 period. We have continued to invest our excess cash in marketable securities.

Costs and Expenses from Continuing Operations

Cost of sales increased by $4,402,000 to $17,583,000 in the fiscal 2006 period from $13,181,000 in the fiscal 2005 period. During the fiscal 2006 period, the cost of restaurant sales at our six comparable units(including one seasonal restaurant) was $5,393,000 or 57.0% of restaurant sales as compared to $5,382,000 or 58.6% of restaurant sales in the fiscal 2005 period. This reduction was primarily due to lower labor and associated costs. Food and paper costs, as a percentage of restaurant sales, were slightly lower in the fiscal 2006 period than in the fiscal 2005 period due to the effects of re-engineering of our menu and certain retail price increases to mitigate higher beef costs. We incurred higher costs of our Branded Product Program totaling approximately $4,045,000 primarily in connection with the increased volume during the fiscal 2006 period as compared to the fiscal 2005 period. We paid more for beef products during the fiscal 2006 period, despite the softening of the market during the third quarter fiscal 2006. Commodity costs of our hot dogs, which have increased for the third consecutive year, were approximately 2.8% higher during the fiscal 2006 period than the fiscal 2005 period. These commodity cost increases caused us to increase our selling prices beginning in June 2005 in an effort to reduce the margin pressure that we continued to experience. Cost of sales also increased by $346,000 in the fiscal 2006 period due to higher sales to our television retailer.

Restaurant operating expenses increased by $82,000 to $2,414,000 in the fiscal 2006 period from $2,332,000 in the fiscal 2005 period. Utility costs increased by $113,000 or 27.3% as compared to the fiscal 2005 period. Lower occupancy, marketing and insurance costs during the fiscal 2006 period partly offset the increased utility costs. Based upon current market conditions for natural gas and electricity, we expect to incur continued cost increases in the future.

Depreciation and amortization decreased by $78,000 to $585,000 in the fiscal 2006 period from $663,000 in the fiscal 2005 period.

Amortization of intangible assets was $197,000 in the fiscal 2006 period as compared to $196,000 in the fiscal 2005 period.

General and administrative expenses increased by $295,000 to $6,320,000 in the fiscal 2006 period as compared to $6,025,000 in the fiscal 2005 period. The increase in general and administrative expenses was primarily due to higher personnel and incentive compensation expense of $286,000. We accrued $141,000 of incentive compensation during the fiscal 2006 period, related to increased earnings by the company resulting from the sale of a vacant piece of property in Brooklyn, New York, to a third party, as discussed below. During the fiscal 2006 period we have also recorded higher estimated incentive compensation of $156,000, substantially in connection with increased earnings by the Company, and amortization of deferred compensation of $54,000. During the fiscal 2005 period, we recorded severance expense of $86,000. Higher sales solicitation costs of $75,000 were incurred in connection with the Branded Product Program during the fiscal 2006 period, which were partly offset by lower professional fees of $65,000.

Interest expense was $30,000 during the fiscal 2006 period as compared to $36,000 during the fiscal 2005 period. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

Provision for Income Taxes from Continuing Operations

In the fiscal 2006 period, the income tax provision was $2,052,000 or 38.1% of income from continuing operations before income taxes as compared to $1,512,000 or 37.4% of income from continuing operations before income taxes in the fiscal 2005 period. During the third quarter fiscal 2005, Nathan’s received a refund of prior years’ state income taxes, which, net of applicable federal income tax, was approximately $81,000, lowering the effective tax rate by 2.0% during the fiscal 2005 period. Also, the fiscal 2006 period effective income tax rate was lower than the unadjusted effective tax rate of 39.4% during the fiscal 2005 period due in part to Nathan’s earning higher tax exempt interest income during the fiscal 2006 period than during the fiscal 2005 period.

Discontinued Operations

On July 13, 2005, we sold a vacant piece of property in Brooklyn, New York, to a third party, which was classified as “available-for-sale” at March 27, 2005. The property had a carrying value of $187,000 and Nathan’s recognized a gain before income taxes of $2,819,000, net of associated expenses. In addition, we previously closed one company-operated restaurant during fiscal 2005. Revenues were $401,000 during the fiscal 2005 period.

Income before income taxes from discontinued operations during the fiscal 2006 period was $2,806,000 as compared to loss before income taxes of $23,000 during the fiscal 2005 period.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Liquidity and Capital Resources

Cash and cash equivalents at December 25, 2005 aggregated $3,811,000, increasing by $876,000 during the fiscal 2006 period. At December 25, 2005, marketable securities increased by $5,764,000 from March 27, 2005 to $17,405,000 and net working capital increased to $19,038,000 from $14,009,000 at March 27, 2005.

Cash provided by operations of $3,251,000 in the fiscal 2006 period is primarily attributable to net income, excluding the gains on sales of fixed assets, of $2,165,000, plus non-cash expenses of $1,096,000. Changes in working capital reduced cash by $10,000 due to increased accounts receivable and notes receivable of $980,000 resulting primarily from higher sales from the Branded Product Program and increased royalties from franchisees and retail licensees, reductions of deferred fees of $138,000 that were recognized into income and other liabilities of $79,000, which were partly offset by a reduction of prepaid expenses and other current assets of $447,000 and an increase in accounts payable and accrued expenses of $723,000 primarily in connection with the growth of the Branded Product Program.

We invested cash of $2,503,000 in investment securities as a result of the net purchase of available-for-sale securities of $5,943,000 and received proceeds of $3,521,000 from the sale of vacant land and from the sale of another restaurant to a franchisee. Nathan’s also received payments on notes receivable of $339,000, and invested $420,000 in capital expenditures.

We received cash from our financing activities of $128,000, which is comprised of proceeds received from the exercise of employee stock options of $259,000 net of our repayment of bank debt and capitalized lease obligations in the amount of $131,000, in each case, during the fiscal 2006 period. On January 13, 2006, Nathan’s prepaid the balance of its subsidiaries’ outstanding bank loan payable in the amount of $694,000. The principal on the loan was due in equal monthly installments through February 2010. Interest was at prime plus 0.25%, or 4.50% through January 2006. The interest rate was scheduled to adjust to prime plus 0.25% in January 2006 and January 2009. The balance of the loan has been classified as current in the accompanying balance sheet.

On September 14, 2001, Nathan’s was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to one million additional shares of its common stock. Through December 25, 2005, Nathan’s purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan’s has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company’s common stock during the thirty-nine weeks ended December 25, 2005. Nathan’s expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan’s expects to fund these stock repurchases from its operating cash flow.

On January 18, 2006, a property that we previously leased, and assigned on July 13, 2005 for a total consideration of $500,000, was sold (See Note E.2). Nathan’s previously received $100,000 from the buyer and expects to receive an additional $400,000 within six months of the date of sale.

We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

There are currently 28 properties that we either own or lease from third parties, which we lease or sublease to franchisees, operating managers and non-franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of December 25, 2005 was approximately $231,000.

The following schedules represent Nathan’s cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

	Payments Due by Period
		Less than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	4-5 Years	After 5 Years

Long-Term Debt	$694	$694	$-	$-	$-
Capital Lease Obligations	41	8	18	15	-
Employment Agreements	1,570	749	572	249	-
Operating Leases	12,985	3,495	5,205	2,779	1,506
Gross Cash Contractual Obligations	15,290	4,946	5,795	3,043	1,506

Sublease Income	8,515	2,093	3,143	1,820	1,459
Net Cash Contractual Obligations	$6,775	$2,853	$2,652	$1,223	$47

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than
Other Contractual Commitments	Committed	1 Year	1 - 3 Years	4-5 Years	After 5 Years

Loan Guarantees	$231	$231	$-	$-	$-
Total Commercial Commitments	$231	$231	$-	$-	$-

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

We depend to a large degree, on employees who work at or near the minimum wage. Substantial increases in the minimum wage could adversely affect our operations. In addition, changes in other laws and regulations which govern our relationships with our employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements may also adversely affect our operations.

Any increases in our food costs may adversely affect our profitability.

Commodity costs of our hot dogs have increased for the past three years. We have increased our selling prices in an attempt to reduce the negative impact of the increases in the cost of beef on our profits. Continued increases in the cost of our food products could adversely affect our profitability.

Any increases in our utility costs may adversely affect our profitability.

Utility costs have increased significantly over the past five months. We have attempted to reduce fuel costs by finding alternate suppliers and reduce consumption. Continued increases in our fuel costs could adversely affect our profitability.

Increases in costs to franchisees may adversely affect our ability to attract and retain franchisees, which would adversely affect our profitability.

In the event that our prospective franchisees are unable to locate suitable restaurant sites on reasonable terms, it could adversely affect our franchisees projected financial results and they may determine not to enter into franchise agreements with us. Similarly, increased commodity and other costs which adversely affect our prospective franchisees’ profitability may cause them not to enter into franchise agreements with us. In addition, such increased commodity and other costs may reduce the profitability of our existing franchisees, resulting in the termination of existing franchise agreements. Our failure to attract new franchisees or retain our existing franchisees, whether due to increased costs or otherwise, would result in a decrease in our franchise revenues and adversely affect our profitability.

In the event that any of our vendors or licensees encounters financial difficulties and fails to pay us, it could adversely effect our results of operations and financial condition.

If the financial condition of any vendor or licensee deteriorates resulting in an impairment of that party’s ability to pay to us amounts owed in respect of a significant amount of outstanding receivables, our financial condition would be adversely effected.

We cannot guarantee market acceptance of new products.

We cannot assure you that Nathan’s, Miami Subs or Kenny Rogers will be able to achieve the necessary market acceptance, or compete effectively, in their product markets. Broad market acceptance of their new products is critical to our future success. We believe that factors affecting the ability of their products to achieve broad market acceptance include:

•	brand recognition,
•	quality,
•	broad variety, and
•	price.

The price of our common stock may decrease if we do not accurately predict our future revenues and operating results.

Our quarterly operating results have in the past, and may in the future, fluctuate significantly depending on factors such as:

•	demand for our products,
•	the level of product and price competition,
•	developments affecting us or our competitors, suppliers or customers,
•	changes in operating expenses,
•	any increases in the minimum wage,
•	changes in average selling prices and product mix, and
•	general economic factors.

As a result, revenues for any future quarter may not be predictable with any significant degree of accuracy. If revenue levels are below expectations, operating results are likely to be adversely affected and may be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely decrease.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Cash and cash equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 25, 2005, Nathans’ cash and cash equivalents aggregated $3,811,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $9,500 per annum for each 0.25% change in interest rates.

Marketable investment securities

We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 25, 2005, the market value of Nathans’ marketable investment securities aggregated $17,405,000. Interest income on these marketable investment securities would increase or decrease by approximately $44,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at December 25, 2005 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal notes and bonds	$18,487	$18,117	$17,756	$17,405	$17,063	$16,728	$16,400

Borrowings

The interest rate on our borrowings are generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes, as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At December 25, 2005, total outstanding debt, including capital leases, aggregated $735,000 of which $694,000 is subject to risk related to changes in interest rates. The current interest rate is 4.50% per annum and was scheduled to adjust in January 2006 and January 2009 to prime plus 0.25%. As a result of the impending rate increase, we have prepaid this loan in its entirety on January 13, 2006. We also maintain a $7,500,000 credit line at the prime rate (7.25% as of December 25, 2005). We have never borrowed any funds under this credit line. Interest expense on our borrowings would increase or decrease by approximately $1,700 per annum for each 0.25% change in interest rates. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 25, 2005 would have increased or decreased our cost of sales by approximately $1,345,000.

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

Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 25, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Forward Looking Statements

Certain statements contained in this report are forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Forward-looking statements represent our current judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of risks and uncertainties, many of which we are not aware and / or cannot control. These risks and uncertainties include, but are not limited to: the effect on sales over concerns relating to bovine spongiform encephalopathy, BSE, which was first identified in the United States on December 23, 2003; the effect on costs resulting from the availability and cost of gasoline and other petrochemicals; economic, weather, legislative and business conditions; the collectibility of receivables; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; the ability to continue to attract franchisees; our ability to attract competent restaurant and managerial personnel, and the other risks described above, under “Risks Related to Our Business”

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

We and our subsidiaries are from time to time involved in ordinary and routine litigation. We are also involved in the following litigation:

Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan’s Famous, Inc. seeking damages of $1,000,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez’s employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. On October 28, 2005, we executed a settlement and release of all claims by the employee against the Company. These financial statements reflect the cost of the settlement, which did not have a material effect on our financial position, results of operations or cash flows.

 In July 2001, a female manager at one of our company-owned restaurants filed a charge with the Equal Employment Opportunity Commission (“EEOC”) claiming sex discrimination in violation of Title VII of the Civil Rights Act of 1964 and a violation of the Equal Pay Act. The employee claimed that she was being paid less than male employees for comparable work, which Nathan’s denied. In June and August 2004, the employee filed further charges with the EEOC claiming that Nathan’s had retaliated against her, first by refusing her request for a shift change and then by terminating her employment in July 2004. Following a determination by the EEOC in May 2005 that there was no reasonable cause to believe that the employee was terminated in retaliation for filing a charge of discrimination, but that there was reasonable cause to believe that she was paid less than similarly situated males in violation of the Equal Pay Act and Title VII and that she was denied a request for a change in shift in retaliation for filing the discrimination charge, the EEOC advised that it would engage in conciliation and settlement efforts to try to resolve the employee’s charges. On September 30, 2005, those efforts resulted in the settlement and release of all claims by the employee against the Company, and of any related charges made by the EEOC against the Company. These financial statements reflect the cost of the settlement, which did not have a material effect on our financial position, results of operations or cash flows.

Item 2: Unregistered Sales of Equity Securities and Use of Proceed:

(c)	We have not repurchased any equity securities during the quarter ended December 25, 2005

Item 6: Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Howard M. Lorber, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 06, 2006	By:	/s/ Wayne Norbitz
Wayne Norbitz
President and Chief Operating Officer (Principal Executive Officer)

Date: February 06, 2006	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)