Form 10-K
period 2006-03-26
NATHANS FAMOUS INC
filed 2006-06-23
CIK 69733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 26, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File No. 0-3189

  NATHAN’S FAMOUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Old Country Road, Westbury, New York	11590
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	516-338-8500

Securities registered pursuant to Section 12(g) of the Act:
Common Stock - par value $.01
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company. (As defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last day of the Registrant’s most recently completed second fiscal quarter - September 25, 2005 was approximately $42,741,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 15, 2006, there were 5,749,299 shares of Common Stock, par value $.01 per share outstanding.

Documents incorporated by reference: Part III (Items 10,11,12,13) - Registrant’s definitive proxy statement to be filed pursuant to Regulation 14-A of the Securities Exchange Act of 1934.

PART I

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include, but are not limited to: the future effects of the first case of bovine spongiform encephalopathy, BSE, identified in the United States on December 23, 2003; economic, weather, legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the ability to continue to attract franchisees; no material increases in the minimum wage; and our ability to attract competent restaurant and managerial personnel, as well as those risks discussed from time to time in this Form 10-K annual report for the year ended March 26, 2006, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Item 1. Business

 As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including Miami Subs Corporation, owner of the Miami Subs brand, NF Roasters Corp., owner of the Kenny Rogers brand, and NF Treachers Corp., owner of the Arthur Treachers brand.

 We have historically operated and franchised fast food units featuring Nathan’s Famous brand all beef frankfurters, crinkle-cut French-fried potatoes, and a variety of other menu offerings. Our Nathan’s brand Company-owned and franchised units operate under the name "Nathan’s Famous," the name first used at our original Coney Island restaurant opened in 1916. Nathan’s licensing program began in 1978 by selling packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. During fiscal 1998, we introduced our Branded Product Program, which enables foodservice retailers to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, foodservice operators are granted a limited use of the Nathan’s Famous trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

During the fiscal year ended March 26, 2000, we completed two acquisitions that provided us with two highly recognized brands. On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, we acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation we did not already own. On February 28, 2006, we acquired all of the intellectual property rights, including, but not limited to, trademarks, trade names, and recipes, of the Arthur Treachers Fish N Chips brand.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s, Miami Subs and Kenny Rogers restaurant concepts and licensing agreements for the sale of Nathan’s products within supermarkets.

Over the past five years, we have focused on expanding our Nathan’s Branded Product Program; developing our restaurant franchise system by continuing to open new franchised restaurants; expanding our Nathan’s branded retail licensing programs; operating our existing Company-owned restaurants; and developing an international franchising program. In an effort to expand our restaurant system and expand our brand portfolio, during fiscal 2000 we completed our merger with Miami Subs Corp. and our acquisition of the intellectual property of the Kenny Rogers Roasters franchise system. In addition, through our acquisition of Miami Subs, we also secured certain co-branding rights to use the Arthur Treachers’ brand within the United States. During fiscal 2002, we began offering the Nathan’s, Kenny Rogers Roasters and Arthur Treachers’ signature products to the Miami Subs franchise community. Since then, we have continued to capitalize on the co-branding opportunities within the Nathan’s restaurant system, as well as seek to develop new multi-brand marketing and development plans. As a result of the co-branding success, we acquired the intellectual property of the Arthur Treachers brand on February 28, 2006.

At March 26, 2006, our combined restaurant system consisted of 362 franchised or licensed units, including five units operating pursuant to management agreements, and six Company-owned units (including one seasonal unit), located in 23 states and 11 foreign countries.

We plan to continue expanding the scope and market penetration of our Branded Product Program, further develop the restaurant operations of existing franchised and Company-owned outlets, open new franchised outlets in traditional or captive market environments, expand the Nathan’s retail licensing programs and continue to co-brand within our restaurant system. We may also selectively consider opening new Company-owned restaurants. We shall attempt to further develop our international presence through the use of franchising agreements based upon individual or combined use of our restaurant concepts.

We were incorporated in Delaware on July 10, 1992 under the name “Nathan’s Famous Holding Corporation” to act as the parent of a Delaware corporation then-known as Nathan’s Famous, Inc. On December 15, 1992, we changed our name to Nathan’s Famous, Inc. and our Delaware subsidiary changed its name to Nathan’s Famous Operating Corporation. The Delaware subsidiary was organized in October 1989 in connection with its re-incorporation in Delaware from that of a New York corporation named “Nathan’s Famous, Inc.” The New York Nathan’s was incorporated on July 10, 1925 as a successor to the sole proprietorship that opened the first Nathan’s restaurant in Coney Island in 1916. On July 23, 1987, Equicor Group, Ltd. was merged with and into the New York Nathan’s in a “going private” transaction. The New York Nathan’s, the Delaware subsidiary and Equicor may all be deemed to be our predecessors.

Restaurant Operations

Nathan’s Concept and Menus

Our Nathan’s concept offers a wide range of facility designs and sizes, suitable to a vast variety of locations and features a core menu, consisting of “Nathan’s Famous” all beef frankfurters, crinkle-cut French fries and beverages. Nathan’s menu is designed to take advantage of site-specific market opportunities by adding complementary food items to the core menu. The Nathan’s concept is suitable to stand-alone or can be co-branded with other nationally recognized brands.

Nathan’s hot dogs are all beef and are free from all fillers and starches. Hot dogs are flavored with the original secret blend of spices provided by Ida Handwerker in 1916, which historically have distinguished Nathan’s hot dogs. Our hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 90 years. Our signature crinkle-cut French fried potatoes are featured at each Nathan’s restaurant. Nathan’s French fried potatoes are cooked in 100% cholesterol-free corn oil. We believe that the majority of sales in our Company-owned units consist of Nathan’s Famous hot dogs, crinkle-cut French fried potatoes and beverages.

 Individual Nathan’s restaurants supplement their core menu of hot dogs, French fries and beverages with a variety of other quality menu choices including: char-grilled hamburgers, crispy chicken tenders, char-grilled chicken sandwiches, Philly cheese-steaks, selected seafood items, a breakfast menu and assorted desserts and snacks. While the number of supplemental menus carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Each of these supplemental menu options consists of a number of individual items; for example, the hamburger menu may include char-grilled bacon cheeseburgers, double-burgers and super cheeseburgers. We maintain the same quality standard with each of Nathan’s supplemental menus as we do with Nathans’ core hot dog and French fried potato menu. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. Nathan’s also has a “Kids Meal” program in which various menu alternatives are combined with toys to appeal to the children’s market. Soft drinks, iced tea, coffee and old fashioned lemonade are also offered. The Company continually evaluates new products. In the course of its evaluations, the Company is cognizant of consumer trends, including a trend toward perceived “healthier” products. In addition to its well-established, signature products, the Company offers for sale in many of its restaurants up to seven chicken products, six fish products, and five salad, soup, and vegetable products. Additionally, in all restaurants French fries are prepared in cholesterol-free oil.

 Nathan’s restaurant designs are available in a range of sizes from 300 to 4,000 sq. ft. We have also developed Nathan’s carts, kiosks, and modular units. Our smaller units may not have customer seating areas, although they may often share seating areas with other fast food outlets in food court settings. Other units generally provide seating for 45 to 125 customers. Carts, kiosks and modular units generally carry only the core menu. This menu is supplemented by a number of other menu selections in our other restaurant types.

 We believe Nathan’s carts, kiosks, modular units and food court designs are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry food service, within larger retail operations and other captive markets. Many of these smaller units have been designed specifically to support our expanding Branded Product Program. All of these units feature the Nathan’s logo and utilize a contemporary design.

Miami Subs Concept and Menu

Our Miami Subs concept features a wide variety of moderately priced lunch, dinner and snack foods, including hot and cold submarine sandwiches, various ethnic foods such as gyros and pita sandwiches, flame grilled hamburgers and chicken breast sandwiches, cheese-steaks, chicken wings, fresh salads, ice cream and other desserts. Soft drinks, iced tea, coffee, beer and wine are also offered.

Freshness and quality of breads, produce and other ingredients are emphasized in Miami Subs restaurants. The Miami Subs menu may include low-fat selections such as salads, grilled chicken breasts, and non-fat frozen yogurt. We believe Miami Subs has become known for certain "signature" foods, such as grilled chicken on pita bread, gyros on pita bread, cheese-steaks and chicken wings.

Miami Subs restaurants feature a distinctive decor unique to the Miami Subs concept. The exterior of freestanding restaurants feature an unusual roof design and neon pastel highlights for easy recognition. Interiors have a tropical motif in a neon pink and blue color scheme with murals of fish, mermaids, flamingos and tropical foliage. Exteriors and interiors are brightly lit to create an inviting, attractive ambience to distinguish our restaurants from those of our competitors. At March 26, 2006, 58 of the Miami Subs restaurants were located in freestanding buildings, ranging between 2,000 and 5,000 square feet. Certain other Miami Subs restaurants are scaled down to accommodate non-traditional captive market environments.

Miami Subs restaurants are typically open seven days a week, generally opening at 10:30 am, with many of the restaurants having extended late-night hours. Indoor service is provided at a walk-up counter where the customer places an order and is given an order number and a drink cup. The customer then proceeds to a self-service soda bar while the food is prepared to order. Drive-thru service is provided at substantially all free standing Miami Subs restaurants. We estimate that drive-thru sales account for approximately 56% of sales in free standing restaurants that maintain drive-thru service.

Currently, 60 Miami Subs restaurants offer our co-branded menu consisting of various selections of Nathan’s, Kenny Rogers Roasters or Arthur Treachers’ signature products and, in 2001, we created a new image for Miami Subs based upon this co-branding strategy called “Miami Subs Plus.”

Kenny Rogers Roasters Concept and Menu

 The Kenny Rogers Roasters concept was first introduced in 1991 with the idea of serving home-style family foods, based on a menu that is centered on wood-fire rotisserie chicken. Kenny Rogers Roasters’ unique proprietary marinade and spice formula combined with wood-fire roasting in a specifically designed rotisserie became the basis of a breakthrough taste in rotisserie chicken. The menu, design and service style were created to position the concept midway between quick-serve and casual dining. This format, coupled with a customer friendly environment developed for dine-in or take-home consumers, is the precursor of the Kenny Rogers Roasters system.

The distinctive flavoring of our Kenny Rogers Roasters chicken is the result of a two-step process. First, our chickens are marinated using a specially flavored proprietary marinade. Then a second unique blend of spice is applied to the chicken prior to cooking, often in an open flame wood-fire rotisserie in full view of customers at the restaurant. Other entrees offered in Kenny Rogers Roasters restaurants may include Honey Bourbon BBQ ribs and rotisserie turkey. Complimenting Kenny Rogers Roasters main courses are a wide variety of freshly prepared side dishes, corn muffins, soups, salads and sandwiches. The menu offers a healthful alternative to traditional quick-serve menu offerings that caters to families and individuals.

A traditional Kenny Rogers Roasters restaurant is a freestanding building or large in-line unit offering dine-in and drive thru delivery options ranging in size between 3,000 and 4,000 sq. ft. with seating capacity for approximately 125 guests. Other prototype restaurant designs that have been considered include food court units and scaled down in-line and freestanding restaurant types.

The Kenny Rogers Roasters restaurant system consists primarily of approximately 97 traditional restaurants operating internationally and 103 co-branded representations whereby certain signature items are included on the menu within our Nathan’s and Miami Subs domestic restaurant systems.

Arthur Treachers Fish-n-Chips Concept and Menu

 Arthur Treacher’s Fish N Chips, Inc. was originally founded in 1969. Arthur Treacher's main product is its "Original Fish N Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The full menu restaurants emphasize the preparation and sale of batter-dipped fried seafood and chicken dishes served in a quick service environment. Other Arthur Treacher's products that may be offered in full menu restaurants include chicken, shrimp, clams and an assortment of other seafood combination dishes. The full menu restaurants operate a sit-down style, quick serve operation under a uniform business format consisting of methods, procedures, building designs, décor, color schemes and trade dress. The restaurant format also utilizes certain service marks, logos, copyrights and commercial symbols. Currently, we co-brand Arthur Treacher’s products within 111 Nathan’s, Kenny Rogers Roasters and Miami Subs restaurants, whereby the menu generally consists of fish fillets, shrimp, clams and hush puppies. The Arthur Treacher’s brand is generally represented in these restaurants by the use of limited trade dress, certain service marks, logos, copyrights and commercial symbols.

Franchise Operations

At March 26, 2006, our franchise system, including our Nathan’s, Miami Subs and Kenny Rogers restaurant concepts, consisted of 362 units operating in 23 states and 11 foreign countries.

Today, our franchise system counts among its 133 franchisees and licensees such well-known companies as HMS Host, ARAMARK Leisure Services, Inc., CA1 Services, Inc., Centerplate (formerly known as Service America Corp.), Culinart, Loews Cineplex and National Amusements. We continue to seek to market our franchising program to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units.

During our fiscal year ended March 26, 2006, no one customer accounted for over 10% of our consolidated revenue. However, as of March 26, 2006, HMS Host operated 31 franchised outlets, including eight units at airports, 18 units within highway travel plazas and four units within malls. Additionally, HMS Host operates 37 locations featuring Nathan’s products pursuant to our Branded Product Program.

Nathan’s Franchise Program

Franchisees are required to execute a standard franchise agreement prior to opening each Nathan’s Famous unit. Our current standard Nathan’s franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 5.0% of restaurant sales and the expenditure of 2.0% of restaurant sales on advertising. We may also offer a modified franchise agreement tailored to meet the needs of franchisees who desire to operate a Nathan’s of a smaller size offering a reduced menu. We may offer alternatives to the standard franchise agreement, having to do with franchise fees or advertising requirements. The initial term of the typical franchise agreement is 20 years, with a 15-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

Franchisees are approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the proposed scope of the development agreement.

We provide numerous support services to our Nathan’s franchisees. We assist in and approve all site selections. Thereafter, we provide architectural plans suitable for restaurants of varying sizes and configurations for use in food court in-line and free standing locations. We also assist in establishing building design specifications, reviewing construction compliance, equipping the restaurant and providing appropriate menus to coordinate with the restaurant design and location selected by the franchisee. We typically do not sell food, equipment or supplies to our Nathan’s franchisees.

We offer various management-training courses for management personnel of Company-owned and franchised Nathan’s restaurants. At least one restaurant manager from each restaurant must successfully complete our mandated management-training program. We also offer additional operations and general management training courses for all restaurant managers and other managers with supervisory responsibilities. We provide standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs. We also provide ongoing advice and assistance to franchisees. We host periodic “Focus on Food” meetings with our franchisees to discuss upcoming marketing events, menu development and other topics, each of which is created to provide system-wide benefits.

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us and applied on a system-wide basis. We continuously monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise or license agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise or license agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 26, 2006, (“fiscal 2006") franchisees have opened 18 new Nathan’s franchised units in the United States and one Nathan’s franchise agreement was terminated for non-compliance.

Franchisees who desire to open multiple units in a specific territory within the United States may enter into an area development agreement under which we would expect to receive an advance fee based upon the number of proposed units which the franchisee is authorized to open. As units are opened under such agreements, a portion of such advance may be credited against the franchise fee payable to us as provided in the standard franchise agreement. We may also grant exclusive territorial rights in foreign countries for the development of Nathan’s units based upon compliance with a predetermined development schedule. Additionally, we may further grant exclusive manufacturing and distribution rights in foreign countries. In all situations we expect to require an exclusivity fee to be conveyed for such exclusive rights.

Miami Subs Franchise Program

Franchisees are required to execute a standard franchise agreement relating to the operation of each Miami Subs restaurant. Currently, the original term of the franchise agreement is between 10 and 20 years, and the initial franchise fee is $30,000 for traditional restaurants and $15,000 for certain non-traditional restaurants. The standard franchise agreement provides for the payment of a monthly royalty fee of 4.5% of gross sales in traditional restaurants or 5.0% of gross sales in certain non-traditional restaurants for the term of the franchise agreement. Additional charges, based on a percentage of restaurant sales, are required by operators of traditional restaurants, typically totaling 2.25%, to support various system-wide and local advertising funds.

In addition to individual franchise agreements, we have from time to time entered into development agreements with certain franchisees. The development agreement established a minimum number of restaurants that the developer was required to open in an agreed upon exclusive area during the term of the agreement. In addition to receiving a franchise fee for each restaurant opened, we also received a non-refundable fee based upon the number of restaurants committed to be opened under the agreement.

Operations personnel train and assist Miami Subs franchisees in opening new restaurants and monitor the operations of existing restaurants as part of the support provided under the franchise program. New franchisees are required to complete a six-week training program. Upon the opening of a new franchised restaurant, we typically send representatives to the restaurant to assist the franchisee during the opening period. These Company representatives work in the restaurant to monitor compliance with Miami Subs’ standards and provide additional on-site training of the franchisee's restaurant personnel.

We have also provided development and construction support services to our Miami Subs franchisees. We have reviewed and approved plans and specifications for the restaurants before improvements begin. Our personnel typically visited the facility during construction to verify that construction standards are met.

The six-week training program consists of formal classroom training and in--restaurant training featuring various aspects of day-to-day operations leading to certification in all functioning positions. Topics covered include human resources, accounting and purchasing, in addition to labor and food handling laws. Standard operating manuals are provided to each franchisee.

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

Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement. We also have the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 26, 2006, no new Miami Subs franchised restaurants were opened and no Miami Subs franchise agreements were terminated for non-compliance.

Kenny Rogers Roasters Franchise Program

Kenny Rogers Roasters domestic franchisees from the previous franchise system were required to execute amended and restated franchise agreements in order to preserve their franchised units. The amended and restated franchise agreement affirmed the franchisees responsibilities and offered reduced royalties to 3% of sales and waived advertising fund payments through March 31, 2001. These reduced rates have been extended until March 31, 2006. At March 26, 2006, there was one remaining domestic franchisee operating pursuant to a restated franchise agreement.

Subsequent to the acquisition, we have emphasized co-branding certain signature items from the Kenny Rogers Roasters menu into our Nathan’s and Miami Subs restaurant systems and have not sought to add new franchisees of traditional Kenny Rogers Roasters restaurants to the franchise system.

We do not currently intend to resume such a franchising program. In the event that we determine to resume franchising of Kenny Rogers Roasters restaurants, we expect to do so on substantially the same terms as are made available to Nathan’s franchisees.

Arthur Treachers

 At the time of our acquisition of Miami Subs in fiscal 2000, Miami Subs had an existing co-branding agreement with the franchisor of the Arthur Treacher’s Fish N Chips restaurant system, permitting Miami Subs to include limited-menu Arthur Treacher’s restaurant operations within Miami Subs restaurants (the “AT Co-Branding Agreement”). Through our acquisition of Miami Subs, we were able to extend the terms of the AT Co-Branding Agreement to allow the inclusion of limited-menu Arthur Treacher’s restaurant operations within Nathan’s Famous restaurants as well. Since that time, our co-branding efforts with the Arthur Treacher’s concept have been extremely successful. As of March 26, 2006, there were Arthur Treacher’s co-branded operations included within 111 Nathan’s Famous and Miami Subs restaurants.

To enable us to further develop the Arthur Treacher’s brand, we acquired all trademarks and other intellectual property relating to the Arthur Treacher’s brand from PAT Franchise Systems, Inc. (“PFSI”) on February 28, 2006 and terminated the AT Co-Branding Agreement. Simultaneously, we granted back to PFSI a limited license to use the Arthur Treacher’s intellectual property solely for the purposes of: (a) PFSI continuing to permit the operation of its existing Arthur Treacher’s franchised restaurant system (which PFSI informs us consisted of approximately 60 restaurants); and (b) PFSI granting rights to third parties who wish to develop new traditional Arthur Treacher’s quick service restaurants in Indiana, Maryland, Michigan, Ohio, Pennsylvania, Virginia, Washington D.C. and areas of Northern New York State (collectively, the “PFSI Markets”). We retained certain rights to sell franchises for the operation of Arthur Treacher’s restaurants in certain circumstances within the geographic scope of the PFSI Markets.

The result of this transaction is that we are now the sole owner of all rights to the Arthur Treacher’s brand and the exclusive franchisor of the Arthur Treacher’s restaurant system (subject to the limited license granted back to PFSI for the PFSI Markets). We no longer have any ongoing obligation to pay fees or royalties to PFSI in connection with our use of the Arthur Treacher’s system. Similarly, PFSI has no obligation to pay fees or royalties to us in connection with its use of the Arthur Treacher’s system within the PFSI Markets.

Our primary intention is to continue to include co-branded Arthur Treacher’s operations within existing and new Nathan’s Famous and Miami Subs restaurants, as well as to explore the alternative distribution channels for Arthur Treacher’s products. Additionally, we may explore in the future a franchising program focused on the expansion of traditional, full-menu Arthur Treacher’s restaurants outside of the PFSI Markets.

Company-owned Nathan’s Restaurant Operations

As of March 26, 2006, we operated six Company-owned Nathan’s units, including one seasonal location in New York. Company-owned units currently range in size from approximately 440 square feet to 10,000 square feet and are principally freestanding buildings. All restaurants, except our seasonal boardwalk location in Coney Island, New York, have seating to accommodate between 60 and 350 customers. The restaurants are designed to appeal to all ages and are open seven days a week. We have established high standards for food quality, cleanliness and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards. Restaurant service areas, seating, signage and general decor are contemporary.

 Three of these restaurants are older and significantly larger units, which do not conform to contemporary designs. These units carry a broader selection of menu items than current designs. The items offered at our restaurants, other than the core menu, tend to have lower margins than the core menu. The older units require significantly higher levels of initial investment than current franchise designs and tend to operate at a lower sales/investment ratio. Consequently, we do not intend to replicate these older units in future Company-owned units.

Company-owned Miami Subs Restaurant Operations

 During the fiscal years ended March 26, 2006 and March 27, 2005, we did not operate any Company-owned Miami Subs restaurants. During fiscal 2004, our four Company-operated restaurants located in southern Florida were franchised or transferred pursuant to Management Agreements. These four Company-owned Miami Subs restaurants were free standing restaurants offering drive-thru operations as well as dine-in seating. These restaurants ranged in size from approximately 2,500 square feet to 4,000 square feet with seating capacity for approximately 90 guests. At present, we do not intend to open any new Company-operated Miami Subs restaurants, although in the future we may resume operating certain units previously transferred pursuant to Management Agreements.

Company-owned Kenny Rogers Roasters Restaurant Operations

In April 2002, we opened a new limited-menu Kenny Rogers food court type outlet as part of a major remodeling of a large Company-owned Nathan’s facility in Oceanside, New York. The Kenny Rogers Roasters operations were closed in June 2005.

 At March 26, 2006, we did not operate any Company-owned stand-alone Kenny Rogers Roasters restaurants. At present, we do not intend to open any new Company-operated Kenny Rogers Roasters restaurants.

International Development

As of March 26, 2006, our franchisees operated 114 units in 11 foreign countries having significant operations within Malaysia and the Philippines. The vast majority of foreign operations consist of approximately 97 Kenny Rogers Roasters units, although the Nathan’s restaurant concept also has 17 foreign franchise operations. During the current fiscal year our international franchising program included the openings of five Nathan’s in Kuwait, three Nathan’s in Japan and one Nathan’s restaurant in the Dominican Republic.

 During fiscal 2003, we executed a Master Franchise Agreement and a Distribution and Manufacturing Agreement for the Nathan’s and Miami Subs rights in Japan. During fiscal 2004, we executed a Master Franchise Agreement and a Distribution and Manufacturing Agreement for the Nathan’s and Miami Subs rights in Kuwait. We may continue to grant exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, which would require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally though the use of master franchising agreements based upon individual or combined use of all four restaurant concepts and for the distribution of Nathan’s products. During the fiscal year ended March 26, 2006, approximately 3.3% of total revenue was derived from Nathan’s international operations.

Location Summary

The following table shows the number of our Company-owned and franchised or licensed units in operation at March 26, 2006 and their geographical distribution:

Domestic Locations	Company	Franchise or License(1)	Total
Arizona	-	2	2
California	-	3	3
Connecticut	-	7	7
Delaware	-	1	1
Florida	-	81	81
Georgia	-	5	5
Kentucky	-	2	2
Maine	-	1	1
Maryland	-	2	2
Massachusetts	-	4	4
Michigan	-	1	1
Minnesota	-	1	1
Missouri	-	3	3
Nevada	-	7	7
New Jersey	-	40	40
New York	6	64	70
North Carolina	-	9	9
Ohio	-	5	5
Pennsylvania	-	5	5
South Carolina	-	1	1
Tennessee	-	1	1
Texas	-	1	1
Virginia	-	3	3
Domestic Subtotal	6	248	254

International Locations
China	-	8	8
Cypress	-	1	1
Dominican Republic	-	1	1
Egypt	-	3	3
Hong Kong	-	2	2
Japan	-	10	10
Kuwait	-	5	5
Malaysia	-	31	31
Philippines	-	44	44
Singapore	-	4	4
United Arab Emirates	-	5	5
International Subtotal	-	114	114
Grand Total	6	362	368

(1)	Amounts include 5 units operated by third parties pursuant to management agreements and does not include our Branded Product Program.

Branded Product Program

 The “Branded Product Program” was launched during fiscal 1998. The program was expressly created to provide a new vehicle for the sale of Nathan’s hot dogs and other proprietary items. Through this program, Nathan’s provides qualified foodservice operators in a variety of venues the opportunity to capitalize on Nathan’s valued brand, by marketing and selling Nathan’s signature products. In conjunction with the program, the operators are granted a limited use of the Nathan’s trademark, as well as Nathan’s point of purchase materials. We sell products either directly to the end users, or to various foodservice distributors who provide the product to retailers.

As of March 2006, the Branded Product Program was comprised of over 7,700 points of sale. The program is unique in its flexibility and broad appeal. Hot dogs are offered in a variety of sizes and even come packaged with buns for vending machine use. The Canteen Corporation, America’s largest vending Company, uses Nathan’s packaged hot dogs as part of its system. During fiscal 2006, Nathan’s hot dogs continued to be promoted as part of the pretzel dogs sold at over 715 Auntie Anne’s and Nathan’s was honored to be named the “Vendor of the Year” for 2005 by Auntie Anne’s. Nathan’s hot dogs are now featured in over 320 Circle K convenience stores and in conjunction with approximately 1,000 Subway restaurants operating within Wal-Mart stores. During January 2006, we began testing the sale of our products within restaurants in 60 K-Mart’s in Florida. Since April 2006, we have introduced our product into approximately 450 additional K-Mart restaurants in the Northeastern and Midwestern United States. We also introduced our product in 14 Sears Grand restaurant locations.

During the past three years, the number of locations offering the Nathan’s branded products has been significantly expanded. Today, Nathan’s hot dogs are being offered in major hotel and casino operations such as Park Place Entertainment (Caesar’s, Paris, Bally’s, Flamingo, etc.), as well as by all of the Trump Casino operations in Atlantic City, New Jersey. National movie theaters, such as National Amusements, Loews Theaters, Century Theaters and Muvico, also offer Nathan’s at their concession stands. A wide variety of colleges and universities serve Nathan’s hot dogs. Our products are also offered in the cafeteria at the House of Representatives and the Bethesda Naval Hospital. Nathan’s hot dog was named an official non-kosher hot dog of the New York Yankees for the 2001-2006 baseball seasons. In April 2005, Nathan’s was also named an official hot dog of the New York Mets for the 2005 - 2007 baseball seasons.

Additionally, Nathan’s hot dogs are currently being offered at a variety of restaurant chains such as Johnny Rockets, Flamers and Subway. Our expansion now encompases over 3,000 retail locations, approximately 2,200 convenience stores with companies such as Exxon/Mobil, and approximately 1,100 locations that are operated by various contract feeders. As we expand the program, we continue to encounter new business opportunities. Nathan’s is offered in retail environments, universities, entertainment centers, casinos, airport and travel plazas restaurants and convenience stores throughout the nation.

Expansion Program

 We expect to continue the growth of our Branded Product Program through the addition of new points of sale, primarily for Nathan’s hot dogs. We believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

We also expect to continue opening new Nathan’s franchised units individually and on a co-branded basis, expanding product distribution through various means such as branded products and retail licensing arrangements, developing master franchising programs in foreign countries and continuing to introduce our restaurant concepts’ signature products through co-branding efforts within our restaurant system.

We may selectively consider opening new Company-owned Nathan’s units on an opportunistic basis. Existing Company-owned units are located in the New York metropolitan area, where we have extensive experience in operating restaurants. We may consider new opportunities in both traditional and captive market settings.

We believe that our international development efforts will continue to garner a variety of interest as a result of the unique co-branding and product distribution opportunities that we now offer. We believe that in addition to restaurant franchising, there is the opportunity to further increase revenues by offering master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, sub-franchising restaurants to others, licensing the manufacture of our signature products, selling our signature products through supermarkets or other retail venues and allowing for the further development of our Branded Product Program. Qualified persons or entities must have satisfactory foodservice experience managing multiple units, the appropriate infrastructure and the necessary financial resources to support the business development.

During fiscal 2004, we first test marketed the sale of Nathan’s hot dogs on the QVC television network. Based upon the results of the fiscal 2004 test, Nathan’s was featured as a “Today’s Special Value” on May 20, 2004. During the balance of fiscal 2005, our products were also promoted on 18 additional QVC showings. During fiscal 2006, Nathan’s products were presented on 53 airings on QVC, including once again being featured as a “Today’s Special Value” on May 12, 2005. During fiscal 2007 to date, we have had several airings on QVC, including a special “Try Me” offer throughout April 2006, their “Tenth Anniversary Grilling Show” on May 8, 2006, and we expect to be featured as a “Today’s Special Value” on June 22, 2006. We are continuing to develop new products for sale by QVC, such as pretzel dogs and “Franks ‘n Blankets”, which have been very successful; we currently have additional new products in development. We intend to further develop this distribution channel throughout fiscal 2007.

Co-branding

 We believe that there is a continuing opportunity for co-branding our restaurant concepts. Franchisees wishing to co-brand with our other brands receive a current Uniform Franchise Offering Circular (“UFOC”) and execute a participation agreement as a rider to their franchise agreement.

During 2001, we began implementing our co-branding strategy within our restaurant system. The “Host Restaurants” continued to operate pursuant to their original franchise agreements. Participating franchisees executed an addendum to their agreement which defined the terms of our co-branding relationship. In January 2001, we began to implement our co-branding strategy by offering the Miami Subs franchise community the ability to add Nathan’s, Kenny Rogers Roasters and Arthur Treachers’ signature products to their menus. As part of this co-branding strategy for the Miami Subs franchise system, an entirely new marketing approach was developed to include the name “Miami Subs Plus”. Since fiscal 2002, we have continued to co-brand within the Nathan’s restaurant system by adding the Kenny Rogers and Arthur Treacher’s brands into Nathan’s restaurants, and we intend to continue these co-branding efforts with new and existing franchisees in the future.

Currently, the Arthur Treacher’s brand is being sold within 111 Nathan’s, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan’s brand is included on the menu of 54 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 103 Nathan’s and Miami Subs restaurants.

We believe that our diverse brand offerings compliment each other, which has enabled us to market franchises of co-branded units and continue co-branding within existing franchised units. The Nathan’s and Miami Subs products are typically stronger during lunch while the Kenny Rogers Roasters and Arthur Treachers’ products are generally stronger during dinner.

We continue to market co-branded units, generally, promoting Nathan’s as the “Host Restaurant”, within the United States and internationally. We believe that a multi- branded restaurant concept offering strong lunch and dinner day parts is very appealing to both consumers and potential franchisees. Such restaurants are designed to allow the operator to increase sales and leverage the cost of real estate and other fixed costs to provide superior investment returns as compared to many restaurants that are single branded.

Licensing Program

We license Specialty Food Group, Inc. (“SFG, Inc.”, successor to SMG, Inc.,) to produce packaged hot dogs and other meat products according to Nathans’ proprietary recipes and spice formulations, and to use “Nathan’s Famous” and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, club stores and groceries, thereby providing foods for off-premises consumption. The SFG agreement expires in 2014 and provides for royalties ranging between 3% and 5% of sales. The percentage varies based on sales volume, with escalating annual minimum royalties. Earned royalties of approximately $2,531,000 in fiscal 2006 exceeded the contractual minimum established under the agreement. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the “Nathan’s Famous” hot dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Supermarket sales of our hot dogs are concentrated in the New York metropolitan area, New England, Florida, California, the Mid-Atlantic States and certain other select markets. At March 26, 2006, Nathan’s packaged hot dogs are sold within supermarkets in 48 states. Over the past year, SFG, Inc. has developed a variety of new products, which include four different flavored Link Beef Sausages, two different flavored Dinner Sausages and Cheese Franks. For the fifty-two weeks ended April 22, 2006, Nathan’s was the number one premium all beef hot dog and the third highest selling beef hot dog, by volume sold within traditional grocery stores (excluding club stores and super-centers), within the United States, surpassed only by the Ball Park and Oscar Mayer brands. Royalties from SFG provided the majority of our fiscal 2006 retail license revenues.

We license the manufacture of the proprietary spices and marinade, which are used to produce Nathan’s hot dogs and Kenny Rogers chicken. During fiscal 2006 and 2005, we earned $410,000 and $330,000, respectively, under these agreements.

During fiscal 2006, our licensee ConAgra continued to produce and distribute Nathan’s frozen French fries at retail. The product was distributed primarily in New York City supermarkets during fiscal 2006. During fiscal 2006 and 2005, we earned our minimum royalties under this agreement. During fiscal 2007, we expect to expand distribution to Philadelphia, PA, Washington DC, Virginia and Florida. We plan to test market new products such as Nathan’s cheese fries, onion rings and potato pancakes.

During fiscal 2006, certain products were also distributed under licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Product’s Co., Inc. and Premio Foods, Inc. These companies licensed the “Nathan’s Famous” name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut, pickles and certain meat products which are not covered by the SFG license agreement. These products have been distributed on a limited basis. Fees and royalties earned during fiscal 2006 were approximately $195,000.

In fiscal 2006, we entered into two new license agreements for the sale of Nathan’s products. We have licensed Clubhouse Foods, Inc. the right to manufacture and sell miniature franks in a blanket along with other hors d’oeuvres through club stores, supermarkets and other retail food stores solely for off-site consumption. We also licensed Taste of Nature, Inc. the right to manufacture and sell a variety of snack foods and a beef stick pet snack food. Royalties earned under these agreements were not significant during fiscal 2006.

Provisions and Supplies

Our proprietary hot dogs for sale by our restaurant system, Branded Products Program and at retail are produced primarily by SFG, Inc. in accordance with Nathans’ recipes, quality standards and proprietary spice formulations. Nathan’s believes that SFG, Inc. is a reliable source of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply could be available. John Morrell & Company, our licensee prior to SFG, currently produces hot dogs under the Nathan’s brand and has retained the right to produce Nathans’ proprietary spice formulations. Kenny Rogers Roasters proprietary marinade and spice formulations are produced by McCormick and Co., Inc. Most other Company provisions are purchased and obtained from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants to ensure adequate supply of high quality items at competitive prices.

We utilize a unified source for the distribution needs of all of our restaurant concepts pursuant to a national food distribution contract with US Foodservice, Inc. The contract, which expired in November 2005, was extended until December 2005. US Foodservice has continued to service our system under the terms of the old contract. We are currently renegotiating a new contract with US Foodservice, Inc. and expect to execute a new contract under similar terms and conditions. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement is more efficient and cost effective than having multiple distributors. However, in the event that Nathan’s is unable to successfully conclude its negotiations, management believes that comparable goods and services could be obtained with minimal disruption.

Marketing, Promotion and Advertising

Nathan’s

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, within supermarkets and club stores and also on television. As we continue to build brand awareness and expand our reputation for quality and value, we are able to further penetrate the markets that we serve and enter new markets. We also derive further recognition from the Nathan’s Famous Hot Dog eating contests. Annually, we host 13 regional contests in a variety of high profile locations such as Mall of America, Bank Atlantic Center and Shea Stadium, as well as within the cities of San Francisco, CA, Tempe, AZ., Las Vegas, NV, New York, NY, and Atlanta, GA. These regional contests will culminate on the Fourth of July as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” The regional contests typically garner significant amounts of local publicity and the championship contest that is held on the Fourth of July has been broadcast live on ESPN since 2004.

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathans’ franchisees are generally required to spend on local marketing activities or contribute to the advertising funds up to 2.0% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund must be expended on local programs approved by us as to form, content and method of dissemination.

Throughout fiscal 2006, Nathans’ primary marketing emphasis continued to be focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.” We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

In addition, SFG promotes and advertises the “Nathan’s Famous” packaged retail brand, particularly in the New York metropolitan area, California, the greater Boston area, Phoenix, Arizona and throughout Florida. We believe that the advertising by SFG increases brand recognition and thereby indirectly benefits Nathan’s restaurants in the areas in which SFG conducts its campaigns.

During the fiscal 2006 period, we participated with SFG and Lamb-Weston in joint promotional activities whereby Free Standing Inserts with a distribution of 7 million were utilized. We may to continue these activities in fiscal 2007.

The objective of our Branded Product Program has historically been to provide our foodservice operator customers with value added, high quality products that are supported with high quality and attractive point of sale materials and other forms of operational support.

During the fiscal 2006 period, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national, regional and local distributor trade shows. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests.

Most of the sales are achieved through the direct effort of Company personnel. In addition, we engage a network of food service brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2007, we expect to implement a sales system that we believe will enable us to expand the volume of sales to “street” accounts by our distributors.

Most recently the Company’s overall sales efforts have also been complemented by the sales of Nathan’s Hot Dogs and other Nathan’s products on the QVC Network.

Miami Subs

We maintain a separate Production Advertising Fund for the creation and development of advertising, marketing, public relations, research and related programs for the Miami Subs system, as well as for other activities that are deemed appropriate. Franchisee and any Company-operated restaurants generally contribute .50% of each restaurant’s gross sales to this fund. In addition, we maintain certain Regional Advertising Funds in which franchised and Company-operated restaurants in the region contribute 1.75% of each restaurant’s gross sales. If a restaurant is not located in an area where a regional advertising fund has been established, the franchisee or Company-operated restaurant is required to spend at least 1.75% of the restaurant’s gross sales for local advertising.

Miami Subs’ advertising programs principally use print, and carry the theme that Miami Subs offers a variety of menu selections at competitive, fast food prices.

The physical facility of each Miami Subs restaurant represents a key component of Miami Subs’ marketing strategy. The restaurants have well-lit exteriors featuring a distinctive roof design, an abundance of pastel neon lights and a lively interior featuring a tropical motif which we believe creates strong appeal during the day and night.

Kenny Rogers Roasters

We maintain an advertising fund on behalf of the Kenny Rogers Roasters franchise system for regional and national advertising under the NF Roasters Corp. Franchise Agreement. Franchisees who signed up to participate in the new system were required to contribute to the advertising funds .50% of restaurant sales for advertising and promotion for the year April 1, 1999 through March 31, 2000 and .75% of restaurant sales for advertising and promotion thereafter. However, beginning April 1, 2000, contributions to the marketing fund have been waived. During fiscal 2006, there has not been any significant cash inflows or disbursements by the fund as a result of the reduced size of the domestic franchise system.

Government Regulation

We are subject to Federal Trade Commission (“FTC”) regulation and several state laws that regulate the offer and sale of franchises. We are also subject to a number of state laws, which regulate substantive aspects of the franchisor-franchisee relationship.

The FTC’s “Trade Regulation Rule Concerning Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures” (the “FTC Rule”) requires us to disclose certain information to prospective franchisees. Fifteen states, including New York, also require similar disclosure. While the FTC rule does not require registration or filing of the disclosure document, fourteen states require franchisors to register the disclosure document (or obtain exemptions from that requirement) before offering or selling a franchise. The laws of seventeen other states require some form of registration under “business opportunity” laws, which sometimes apply to franchisors such as the franchisor of the Nathan’s Famous, Miami Subs, Kenny Rogers Roasters and Arthur Treacher’s franchise systems.

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in twenty-one states and the District of Columbia. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees in charges, royalties or fees. These laws have not precluded us from seeking franchisees in any given area. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations.

We are not aware of any pending franchise legislation in the U.S. that we believe is likely to significantly affect our operations.

Each Company-owned and franchised restaurant is subject to regulation as to operational matters by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.

We are also subject to the Federal Fair Labor Standards Act, which governs minimum wages, overtime, working conditions and other matters. We are also subject to federal and state environmental regulations, which have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. In addition, the Federal Americans with Disabilities Act (“ADA”) applies with respect to the design, construction and renovation of all restaurants in the United States. Compliance with the ADA’s requirements could delay or prevent the development of, or renovations to, restaurants in certain locations, as well as add to the cost of such development or renovation.

Each company that manufactures, supplies or sells our products is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety and other departments. Difficulties or failures by these companies in obtaining the required licenses or approvals could adversely affect our revenue that is generated from these companies.

Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. At March 26, 2006, we offered for sale beer or wine in two of our existing Company-operated restaurants. Each of these restaurants has current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

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

The Sarbanes-Oxley Act of 2002 and rules promulgated thereunder by the SEC and the Nasdaq Stock Market have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures. We are committed to industry best practices in these areas.

We believe that we operate in substantial compliance with applicable laws and regulations governing our operations, including the FTC Rule and state franchise laws.

Employees

At March 26, 2006, we had 216 employees, 50 of whom were corporate management and administrative employees, 24 of whom were restaurant managers and 142 of whom were hourly full-time and part-time food-service employees. We may also employ as many as 200 seasonal employees during the summer months. Food-service employees at four locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under agreement that expires in June 2006. We executed a new agreement through June 2010 and do not expect that the new agreement will significantly effect our results of operations or financial position. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 34 years.

We provide a training program for managers and assistant managers of our new Company-owned and franchised restaurants. Hourly food workers are trained on site by managers and crew trainers following Company practices and procedures outlined in our operating manuals.

Trademarks

We hold trademark and service mark registrations for NATHAN’S FAMOUS, NATHAN’S and Design, NATHAN’S FAMOUS SINCE 1916 and SINCE 1916 NATHAN’S FAMOUS within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in more than 20 jurisdictions. We also hold various related marks for restaurant services and some food items.

We have registered the marks "MIAMI SUBS AND DESIGN” and “MIAMI SUBS GRILL AND DESIGN” with the United States Patent and Trademark Office. In addition, the marks have been registered in numerous foreign countries.

We have also filed the MIAMI SUBS PLUS trademark on February 15, 2001 and an Amendment to Alleged Use on May 21, 2001. The MIAMI SUBS PLUS application with the U.S. Patent and Trademark Office became effective on September 10, 2002.

We hold trademark and service mark registrations for “KENNY ROGERS ROASTERS”, “KENNY ROGERS ROASTERS WOOD FIRE ROASTED CHICKEN & DESIGN”, “ DOWN RIGHT KICKIN BBQ CHICKEN”, “EVERYONE ELSE IS JUST PLAIN CHICKEN”, “THERE’S GOODNESS HERE”, “YOU’RE GONNA LOVE THIS FOOD”, “YOUR HEART IS IN THE RIGHT PLACE”, “KENNY ROGERS TAKE IT HOME & DESIGN” and “KENNY ROGERS ROASTERS EXPRESS & DESIGN” within the United States. Some of these marks are covered by corresponding foreign trademark and service mark registrations in more than 80 jurisdictions. The “Kenny Rogers Roasters” marks are subject to the terms of an April 5, 1993 license from Mr. Kenny Rogers; that license agreement was assigned to us on April 1, 1999, when we purchased certain assets relating to the “Kenny Rogers Roasters” franchise system.

We hold trademark and service mark registrations for “ARTHUR TREACHER’S”, “ARTHUR TREACHER’S FISH & CHIPS”, “KRUNCH PUP” and “ORIGINAL” within the United States. We also hold trademark and service mark registrations for “ARTHUR TREACHER’S” in China and Japan.

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

We believe that our emphasis on our signature products and the reputation of these products for taste and quality set us apart from our major competitors. As fast food companies have experienced flattening growth rates and declining average sales per restaurant, some of them have adopted “value pricing” and or deep discount strategies. These strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors’ price reductions. We have introduced our own form of “value pricing,” selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions. We have expanded our value pricing strategy by offering multi-sized alternatives to our value priced combo meals. Extensive price discounting in the fast food industry could have an adverse effect on our financial results.

We also compete with many franchisors of restaurants and other business concepts for the sale of franchises to qualified and financially capable franchisees.

Our Branded Product Program competes directly with a variety of nationally recognized hot dog companies. Our products primarily compete based upon price, quality and value to the foodservice operator and consumer. We believe that the reputation of the Nathan’s Famous brand for superior quality along with the unique operational support provided to the foodservice operator provides Nathan’s with a competitive advantage.

Our retail licensing program for the sale of packaged foods within supermarkets competes primarily on the basis of reputation, flavor, quality and price. In most cases, we compete against nationally recognized brands that have significantly greater resources then those at our disposal.

Available Information

We file reports with the SEC, including an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and a proxy statement on Schedule 14A. The public may read and copy any materials filed by us with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington D.C., 20549. The public may obtain information about the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

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

Our Board of Directors has adopted a Code of Business Conduct applicable to the Company’s officers and employees, and has also adopted a Code of Ethics for its senior financial officers. These codes of ethics are posted on the Company’s website at www.nathansfamous.com in the Investor Relations section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of our codes of ethics by posting such information on our website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

The Board of Directors has also adopted, and we have posted in the Investor Relations section of our website, written Charters for each of the Board’s standing committees. We will provide without charge, upon a stockholder’s request to our address set forth in the preceding section, a copy of the codes of ethics or the Charter of any standing committee of the Board.

Item 1A. Risk Factors.

The following list of risk factors is not exhaustive. There can be no assurance that Nathan’s has correctly identified and appropriately assessed all factors affecting its business operations or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to Nathan’s or that it currently believes to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on Nathan’s business, financial condition and results of operations.

 The quick service restaurant segment is highly competitive, and that competition could lower revenues, margins and market share.

The quick-service restaurant segment of the foodservice industry is intensely competitive regarding price, service, location, personnel and type and quality of food. Nathan’s and its franchisees compete with international, national, regional and local retailers primarily through the quality, variety and value perception of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. Nathan’s anticipates competition will continue to focus on pricing. Many of Nathan’s competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. In addition, Nathan’s system competes within the food service market and the quick service restaurant segment not only for customers but also for management and hourly employees and qualified franchisees. If Nathan’s is unable to maintain its competitive position, it could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

Changes in economic, market and other conditions could adversely affect Nathan’s and its franchisees, and thereby Nathan’s operating results.

The quick service restaurant industry is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, higher costs for each of food, labor, benefits and utilities, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses. The ability of Nathan’s and its franchisees to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to franchisees is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds.

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to each of Nathan’s brand’s reputation and affect sales and profitability. Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick service restaurant segment and could in the future affect Nathan’s as well. Each of Nathan’s brand’s reputation is an important asset to the business; as a result, anything that damages a brand’s reputation could immediately and severely hurt systemwide sales and, accordingly, revenues and profits. If customers become ill from food-borne illnesses, Nathan’s could also be forced to temporarily close some restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect system sales on a local, regional or systemwide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of Nathan’s restaurants, could materially harm Nathan’s business, results of operations and financial condition.

Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all, which may reduce Nathan’s revenue.

The success of any restaurant depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. If Nathan’s and its franchisees cannot obtain desirable additional and alternative locations at reasonable prices, Nathan’s results of operations would be adversely affected.

Changing health or dietary preferences may cause consumers to avoid products offered by Nathan’s in favor of alternative foods.

The foodservice industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid the products offered by Nathan’s restaurants in favor of alternative or healthier foods, demand for Nathan’s products may be reduced and its business could be harmed.

Nathan’s is subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose Nathan’s to litigation, damage Nathan’s or a brand’s reputation and lower profits.

Nathan’s and its franchisees are subject to various federal, state and local laws affecting their businesses. The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. If Nathan’s fails to comply with any of these laws, it may be subject to governmental action or litigation, and its reputation could be accordingly harmed. Injury to Nathan’s or a brand’s reputation would, in turn, likely reduce revenue and profits.

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among quick service restaurants. As a result, Nathan’s may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of its food products, which could increase expenses. The operation of Nathan’s franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect Nathan’s operations, particularly its relationship with its franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect Nathan’s reported results of operations, which could cause its stock price to fluctuate or decline.

Nathan’s may not be able to adequately protect its intellectual property, which could decrease the value of Nathan’s or its brands and products.

The success of Nathan’s business depends on the continued ability to use existing trademarks, service marks and other components of each of Nathan’s brands in order to increase brand awareness and further develop branded products. Nathan’s may not be able to adequately protect its trademarks, and the use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. All of the steps Nathan’s has taken to protect its intellectual property may not be adequate.

Nathan’s earnings and business growth strategy depends in large part on the success of its franchisees, and Nathan’s or a brand’s reputation may be harmed by actions taken by franchisees that are outside of Nathan’s control.

A portion of Nathan’s earnings comes from royalties, rents and other amounts paid by Nathan’s franchisees. Franchisees are independent contractors, and their employees are not employees of Nathan’s. Nathan’s provides training and support to, and monitors the operations of, its franchisees, but the quality of their restaurant operations may be diminished by any number of factors beyond Nathan’s control. Consequently, franchisees may not successfully operate stores in a manner consistent with Nathan’s high standards and requirements and franchisees may not hire and train qualified managers and other restaurant personnel. Any operational shortcoming of a franchise restaurant is likely to be attributed by consumers to an entire brand or Nathan’s system, thus damaging Nathan’s or a brand’s reputation and potentially adversely affecting Nathan’s business, results of operations and financial condition.

Leasing of significant amounts of real estate exposes Nathan’s to possible liabilities and losses.

Nathan’s leases the land and/or the building, for certain system restaurants. Accordingly, Nathan’s is subject to all of the risks associated with owning and leasing real estate. Nathan’s generally cannot cancel these leases. If an existing or future store is not profitable, and Nathan’s decides to close it, Nathan’s may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, Nathan’s may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause Nathan’s to close stores in desirable locations.

Nathan’s may evaluate acquisitions, joint ventures and other strategic initiatives, any of which could distract management or otherwise have a negative effect on revenues, costs and stock price.

Nathan’s future success may depend on opportunities to buy or obtain rights to other businesses that could complement, enhance or expand its current business or products or that might otherwise offer growth opportunities. In particular, Nathan’s may evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, vertical integration opportunities and divestitures. Any attempt by Nathan’s to engage in these transactions may expose it to various inherent risks, including:

•	accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;
•	the potential loss of key personnel of an acquired business;
•	the ability to achieve projected economic and operating synergies;
•	difficulties in successfully integrating, operating, maintaining and managing newly acquired operations or employees;
•	difficulties maintaining uniform standards, controls, procedures and policies;
•	unanticipated changes in business and economic conditions affecting an acquired business;
•	the possibility of impairment charges if an acquired business performs below expectations; and
•	the diversion of management’s attention from the existing business to integrate the operations and personnel of the acquired or combined business or implement the strategic initiative.

Nathan’s annual and quarterly financial results may fluctuate depending on various factors, many of which are beyond its control, and, if Nathan’s fails to meet the expectations of securities analysts or investors, Nathan’s share price may decline.

Nathan’s sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond its control. Certain events and factors may directly and immediately decrease demand for Nathan’s products. If customer demand decreases rapidly, Nathan’s results of operations would also decline. These events and factors include:

•	variations in the timing and volume of Nathan’s sales and franchisees’ sales;
•	sales promotions by Nathan’s and its competitors;

•	changes in average same-store sales and customer visits;
•	variations in the price, availability and shipping costs of supplies;
•	seasonal effects on demand for Nathan’s products;
•	unexpected slowdowns in new store development efforts;
•	changes in competitive and economic conditions generally;
•	changes in the cost or availability of ingredients or labor;
•	weather and acts of God; and
•	changes in the number of franchise agreement renewals.

Catastrophic events may disrupt Nathan’s business.

Unforeseen events, including war, terrorism and other international conflicts, public health issues, labor unrest and natural disasters such as earthquakes, hurricanes or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt Nathan’s operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could reduce demand for Nathan’s products or make it difficult or impossible to receive products from suppliers.

Nathan’s international operations are subject to various factors of uncertainty.

Nathan’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land and construction costs, and the availability of appropriate franchisees. Although Nathan’s believes it has developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

 Nathan’s may from time to time sell certain of its leasehold interests to various third parties.

The disposition of leases to new or existing franchisees or other third parties for Company-operated restaurants or franchised restaurants where Nathan’s has guaranteed the lease obligation has been part of Nathan’s strategy to develop the overall health of the system by disposing of such interests where prudent. The realization of gains from future dispositions of leasehold interests depends in part on the ability of Nathan’s to complete any future disposition transactions on acceptable terms. There are various reasons why the program might be unsuccessful, including changes in economic, credit market, real estate market or other conditions, and the ability of Nathan’s to complete sale transactions on acceptable terms and at or near the prices estimated as attainable by Nathan’s.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. We purchase large quantities of beef and our beef costs in the United States represent approximately 85% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. For example, recent increased demand in beef resulted in shortages, requiring us to pay significantly higher prices for the beef we purchased. We were unable to pass all of the recent price increases to our customers. If the price of beef or other food products that we use in our restaurants increase in the future and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins would decrease.

Food and paper products typically represent approximately 25% to 30% of our cost of sales. Fluctuations in weather, supply and demand and economic conditions could adversely affect the cost, availability and quality of some of our critical products, including beef. Our inability to obtain requisite quantities of high-quality ingredients would adversely affect our ability to provide the menu items that are central to our business, and the highly competitive nature of our industry may limit our ability to pass through increased costs to our customers. Continuing increases in the cost of fuel would increase the distribution costs of our prime products thereby increasing the food and paper cost to us and to our franchisees, thus negatively affecting profitability.

Labor shortages or increases in labor costs could slow our growth or harm our business.

Our success depends in part upon our ability to continue to attract, motivate and retain regional operational and restaurant general managers with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to achieve sustained high service levels, our business and our growth could be adversely affected. Competition for these employees could require us to pay higher wages that could result in higher labor costs. In addition, increases in the minimum wage or labor regulation could increase our labor costs. We may be unable to increase our prices in order to pass these increased labor costs on to our customers, in which case our margins and our franchisees’ margins would be negatively affected.

We face risks of litigation and pressure tactics, such as strikes, boycotts and negative publicity from customers, franchisees, suppliers, employees and others, which could divert our financial and management resources and which may negatively impact our financial condition and results of operations.

Class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat foods and that quick service restaurant marketing practices have targeted children and encouraged obesity. In addition, we face the risk of lawsuits and negative publicity resulting from injuries, including injuries to infants and children, allegedly caused by our products, toys and other promotional items available in our restaurants or our playground equipment.

In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our business, results of operations, financial condition and brand reputation, hindering our ability to attract and retain franchisees and grow our business in the United States and internationally.

In addition, activist groups, including animal rights activists and groups acting on behalf of franchisees, the workers who work for our suppliers and others, have in the past, and may in the future, use pressure tactics to generate adverse publicity about us by alleging, for example, inhumane treatment of animals by our suppliers, poor working conditions or unfair purchasing policies. These groups may be able to coordinate their actions with other groups, threaten strikes or boycotts or enlist the support of well-known persons or organizations in order to increase the pressure on us to achieve their stated aims. In the future, these actions or the threat of these actions may force us to change our business practices or pricing policies, which may have a material adverse effect on our business, results of operations and financial condition.

Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, mismanagement of the system, unfair or unequal treatment, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. We have been subject to these types of claims in the past, and if one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, results of operations and financial condition could be harmed.

Item 2.Properties

Our principal executive offices consist of approximately 9,700 sq. ft. of leased space in a modern office building in Westbury, NY, which lease expires in November 2009. We also own Miami Subs’ regional office consisting of approximately 8,500 sq. ft. in Fort Lauderdale, Florida. We currently own one restaurant property consisting of a 2,650 sq. ft. Nathan’s restaurant, at 86th Street in Brooklyn, NY located on a 25,000 sq. ft. lot. At March 26, 2006, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2007 (a)	10,000
Coney Island Boardwalk	Brooklyn, NY	October 2006	440
Long Beach Road	Oceanside, NY	May 2011(b)	7,300
Central Park Avenue	Yonkers, NY	April 2010 (c)	10,000
Broad Hollow Road	Farmingdale, NY	April 2008	2,200
.
(a)	Lease may be extended through December 2027 based upon current lease options.
(b)	Lease may be extended through May 2026 based upon current lease options.
(c)	Lease may be extended through April 2020 based upon current lease options.

Leases for Nathan’s restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants’ revenues.

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

At March 26, 2006, we were the sub-lessor of 29 properties pursuant to these arrangements; six of the restaurants leased/sub-leased to franchisees or others are located outside of Florida or the metropolitan New York area.

 Aggregate rental expense, net of sublease income, under all current leases amounted to $1,037,000 in fiscal 2006.

Item 3. Legal Proceedings

We and our subsidiaries are from time to time involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on our results of operations for the period in which the ruling occurs.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Common Stock Prices

    Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “NATH.” The following table sets forth the high and low closing sales prices per share for the periods indicated:

	High	Low
Fiscal year ended March 26, 2006
First quarter	$9.48	$7.85
Second quarter	9.60	8.03
Third quarter	10.20	8.43
Fourth quarter	12.40	9.98

Fiscal year ended March 27, 2005
First quarter	$6.16	$5.50
Second quarter	6.30	5.61
Third quarter	8.35	5.86
Fourth quarter	8.39	7.01

At June 15, 2006, the closing price per share for our common stock, as reported by Nasdaq was $13.00.

Dividend Policy

We have not declared or paid a cash dividend on our common stock since our initial public offering and do not anticipate that we will pay any dividends in the foreseeable future. It is our Board of Directors’ policy to retain all available funds to finance the development and growth of our business and to purchase stock pursuant to our stock buyback program. The payment of any cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

As of June 15, 2006, we had 817 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Equity Compensation Plan Information

The following chart summarizes the options and warrants outstanding and available to be issued at March 26, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	886,524	$3.7957	203,500
Equity compensation plans not approved by security holders	595,000	$3.3210	-0-
Total	1,481,524	$3.6050	203,500

The equity compensation plans that were not approved by security holders consist of:

Warrants

On July 17, 1997, we granted to our Chairman and Chief Executive Officer a warrant to purchase 150,000 shares of our common stock at an exercise price of $3.50 per share, representing the market price of our common stock on the date of grant. The shares vested at a rate of 25% per annum commencing July 17, 1998 and the warrant expires in July 2007.

1998 Stock Option Plan

In April 1998, our Board of Directors adopted the Nathan’s Famous, Inc. 1998 Stock Option Plan, under which any of our directors, officers, employees or consultants, or those of a subsidiary or an affiliate, may be granted options to purchase an aggregate 500,000 shares of common stock. The 1998 Plan is to be administered by the Board of Directors of Nathan’s; provided, however, that the Board may, in the exercise of its discretion, designate from among its members a compensation committee or a stock option committee consisting of no fewer than two “non-employee directors”, as defined in the Securities Exchange Act of 1934. The Compensation Committee currently administers the 1998 Plan. Subject to the terms of the 1998 Plan, the Compensation Committee may determine and designate those directors, officers, employees and consultants who are to be granted stock options under the 1998 Plan and the number of shares to be subject to options and the term of the options to be granted, which term may not exceed ten years. The Board of Directors or the committee shall also, subject to the express provisions of the 1998 Plan, have authority to interpret the 1998 Plan and to prescribe, amend and rescind the rules and regulations relating to the 1998 Plan. Only non-qualified stock options may be granted under the terms of the 1998 Plan. The exercise price for the options granted under the 1998 Plan will be not less than the fair market value on the date of grant. The option price, as well as the number of shares, subject to the option, shall be appropriately adjusted by the committee in the event of stock splits, stock dividends, recapitalizations, and other specified events involving a change in Nathan’s capital.

On March 26, 2006, there were options outstanding to purchase an aggregate 445,000 shares of common stock with a weighted average exercise price of $3.3449, each of which has a term of ten years from its grant date. Since the inception of the 1998 Plan, 55,000 options have been exercised and no options have lapsed.

ISSUER PURCHASES OF EQUITY SECURITIES

On September 14, 2001, Nathan’s was authorized to purchase up to one million shares of its common stock. Pursuant to our stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction by September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to one million additional shares of its common stock. To date, we have repurchased 891,100 shares of common stock in open market transactions. No repurchases were made in the fiscal quarter ended March 26, 2006. Nathan’s is authorized to repurchase up to an additional 108,900 shares of common stock. There is no set time limit on the purchases.

Item 6.  Selected Consolidated Financial Data

	Fiscal years ended
	March 26, 2006	March 27, 2005	March 28, 2004(2)	March 30, 2003 (2,4)	March 31, 2002(1,2)
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales	$29,785	$23,296	$19,848	$23,809	$26,400
Franchise fees and royalties	6,799	6,774	6,286	5,977	7,944
License royalties, investment and other income	4,776	4,225	3,774	3,184	4,259
Total revenues	41,360	34,295	29,908	32,970	38,603
Costs and Expenses:
Cost of sales	22,225	17,266	14,198	16,012	17,644
Restaurant operating expenses	3,180	3,063	3,441	5,292	6,221
Depreciation and amortization	812	918	923	1,270	1,354
Amortization of intangible assets	262	263	261	278	888
General and administrative expenses	8,552	8,341	7,519	8,600	9,292
Interest expense	31	49	75	132	256
Impairment of long-lived assets	—	—	—	1,367	392
Impairment of notes receivable	—	—	208	1,425	185
Other (income) expense, net	—	(16)	45	232	(210)
Total costs and expenses	35,062	29,884	26,670	34,608	36,022
Income (loss) from continuing operations before provision (benefit) for income taxes	6,298	4,411	3,238	(1,638)	2581
Income tax expense (benefit)	2,353	1,557	1,200	(222)	1,110
Income (loss) from continuing operations	3,945	2,854	2,038	(1,416)	1,471
Discontinued operations
Income (loss) from discontinued operations before income taxes (3)	2,839	(199)	(244)	(357)	(370)
Provision (benefit) for income taxes	1,107	(82)	(100)	(143)	(148)
Income (loss) from discontinued operations	1,732	(117)	(144)	(214)	(222)

Income (loss) before cumulative effect of accounting change	5,677	2,737	1,894	(1,630)	1,249
Cumulative effect of change in accounting principle, net of tax benefit of $854 in 2003	—	—	—	(12,338)	—
Net income (loss)	$5,677	$2,737	$1,894	$(13,968)	$1,249

Basic income (loss) per share:
Income (loss) from continuing operations	$0.71	$0.54	$0.38	$(0.24)	$0.21
Income (loss) from discontinued operations	0.31	(0.02)	(0.02)	(0.04)	(0.03)
Cumulative effect of change in accounting principle	—	—	—	(2.06)	—
Net income (loss)	$1.02	$0.52	$0.36	$(2.34)	$0.18

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.60	$0.47	$0.36	$(0.24)	$0.21
Income (loss) from discontinued operations	0.27	(0.02)	(0.03)	(0.04)	(0.03)
Cumulative effect of change in accounting principle	—	—	—	(2.06)	—
Net income (loss)	$0.87	$0.45	$0.33	$(2.34)	$0.18
Dividends	—	—	—	—	—
Weighted average shares used in computing net income (loss) per share
Basic	5,584	5,307	5,306	5,976	7,048
Diluted (4)	6,546	6,080	5,678	5,976	7,083
Balance Sheet Data at End of Fiscal Year:
Working capital	$19,075	$14,009	$9,185	$5,935	$9,565
Total assets	37,423	31,269	27,584	25,886	48,745
Long term debt, net of current maturities	31	692	866	1,053	1,220
Stockholders’ equity	$28,048	$21,356	$17,352	$16,383	$36,145

Selected Restaurant Operating Data:

Company-owned Restaurant Sales (5)	$11,419	$11,538	$12,780	$21,955	$27,484

Number of Units Open at End of Fiscal Year:
Company-owned	6	6	7	12	22
Franchised	362	355	338	343	364

Notes to Selected Financial Data

1) Our fiscal year ends on the last Sunday in March, which results in a 52 or 53-week year. Fiscal 2002 was a 53-week year.

2) Results have been adjusted to reflect the sale of vacant land during the fiscal year ended March 26, 2006, and the closure of one restaurant during the fiscal year ended March 27, 2005 for the reclassification of the operating results of both properties to discontinued operations.

3) The fiscal year ended March 26, 2006, includes a gain of $2,919 from the sale of a vacant piece of land in Coney Island, NY.

4) Common stock equivalents have been excluded from the computation for the year ended March 30, 2003, as, due to the net loss, the impact of their inclusion would have been anti-dilutive.

5) Company-owned restaurant sales represent sales from restaurants presented within continuing operations and discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We have historically operated and franchised fast food units featuring Nathan’s Famous brand all beef frankfurters, crinkle-cut French-fried potatoes, and a variety of other menu offerings. Our Nathan’s brand Company-owned and franchised units operate under the name "Nathan’s Famous," the name first used at our original Coney Island restaurant opened in 1916. Nathan’s licensing program began in 1978 by selling packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. During fiscal 1998, we introduced our Branded Product Program, which enables foodservice retailers to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, foodservice operators are granted a limited use of the Nathan’s Famous trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

During the fiscal year ended March 26, 2000, we completed two acquisitions that provided us with two highly recognized brands. On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, we acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation we did not already own. On February 28, 2006, we acquired all of the intellectual property rights, including, but not limited to, trademarks, trade names, and recipes, of the Arthur Treachers Fish N Chips Brand.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s, Miami Subs and Kenny Rogers restaurant concepts and licensing agreements for the sale of Nathan’s products within supermarkets.

    In addition to plans for expansion through franchising and our Branded Product Program, Nathan’s continues to co-brand within its existing restaurant system. Currently, the Arthur Treacher’s brand is being sold within 111 Nathan’s, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan’s brand is included on the menu of 54 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 103 Miami Subs and Nathan’s restaurants.

    At March 30, 2003, Nathan’s owned 12 Company-operated restaurants. During the fiscal year ended March 28, 2004, Nathan’s franchised three Company-operated restaurants and entered into two management agreements with franchisees to operate two Company-operated restaurants. During the fiscal year ended March 27, 2005, Nathan’s closed one Company-operated restaurant due to its lease expiration. The remaining six restaurants are presented as continuing operations in the accompanying financial statements.

    At March 26, 2006, our franchise system, consisting of Nathan’s Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 362 franchised units, including five units operating pursuant to management agreements, located in 23 states and 11 foreign countries. We also operated six Company-owned units, including one seasonal location, within the New York metropolitan area. At March 26, 2006 and March 27, 2005, our Company-owned restaurant system included six Nathan’s units, as compared to seven Nathan’s units at March 28, 2004.

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

Impairment of Goodwill and Other Intangible Assets

    Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fifty-two week periods ended March 26, 2006, March 27, 2005 or March 28, 2004.

Impairment of Long-Lived Assets

    Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144") requires management judgments regarding the future operating and disposition plans for under-performing assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant’s carrying value. During the fifty-two week periods ended March 26, 2006 and March 27, 2005, no impairment charges on long-lived assets were recorded. During the fifty-two week period ended March 28, 2004, we identified one restaurant that had been impaired and recorded impairment charges of approximately $25,000, which is included within the results of discontinued operations.

Impairment of Notes Receivable

    Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, requires management judgments regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; and/or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor’s ability to meet its obligation over the projected term. During the fifty-two week periods ended March 26, 2006 and March 27, 2005, no impairment charges on notes receivable were recorded. We previously identified certain notes receivable that had been impaired and recorded impairment charges of approximately $208,000 relating to two notes during the fifty-two weeks ended March 28, 2004.

Revenue Recognition

    Sales by Company-owned restaurants, which are typically paid in cash by the customer, are recognized upon the performance of services.

    In connection with its franchising operations, Nathan’s receives initial franchise fees, development fees, royalties, and in certain cases, revenue from sub-leasing restaurant properties to franchisees.

    Franchise and area development fees, which are typically received prior to completion of the revenue recognition process, are recorded as deferred revenue. Initial franchise fees, which are non-refundable, are recognized as income when substantially all services to be performed by Nathan’s and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. The following services are typically provided by Nathan’s prior to the opening of a franchised restaurant:

•	Approval of all site selections to be developed.
•	Provision of architectural plans suitable for restaurants to be developed.
•	Assistance in establishing building design specifications, reviewing construction compliance, and equipping the restaurant.
•	Provision of appropriate menus to coordinate with the restaurant design and location to be developed.
•	Provide management training for the new franchisee and selected staff.
•	Assistance with the initial operations of restaurants being developed.

    Development fees are non-refundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or Nathan’s may cancel the agreements. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled.

    Nathan’s recognizes franchise royalties when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee, or until collectibility is deemed to be reasonably assured. The number of non-performing units is determined by analyzing the number of months that royalties have been paid during a period. When royalties have been paid for less than the majority of the time frame reported, such location is deemed non-performing. Accordingly, the number of non-performing units may differ between the quarterly results and year to date results. Revenue from sub-leasing properties is recognized as income as the revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the consolidated statements of earnings.

    Nathan’s recognizes revenue from the Branded Product Program when it is determined that the products have been delivered via third party common carrier to Nathans’ customers.

    Nathan’s recognizes revenue from royalties on the licensing of the use of its name on certain products produced and sold by outside vendors. The use of Nathan’s name and symbols must be approved by Nathan’s prior to each specific application to ensure proper quality and project a consistent image. Revenue from license royalties is recognized when it is earned and deemed collectible.

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

Self-insurance Liabilities

    We are self-insured for portions of our general liability coverage. As part of our risk management strategy, our insurance programs include deductibles for each incident and in the aggregate for each policy year. As such, we accrue estimates of our ultimate self-insurance costs throughout the policy year. These estimates have been developed based upon our historical trends, however, the final cost of some claims may not be known for five years or longer. Accordingly, our annual self-insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self-insurance accrual at March 26, 2006 and March 27, 2005 was $281,000 and $324,000, respectively. During the fifty-two weeks ended March 26, 2006 and March 27, 2005, we reversed approximately $55,000, and $71,000, respectively, of previously recorded insurance accruals to reflect the revised estimated cost of claims. Also, during the fifty-two weeks ended March 28, 2004, we reversed approximately $268,000 of previously recorded insurance accruals for items that were concluded without further payment.

Results of Operations

Fiscal year ended March 25, 2006 compared to Fiscal year ended March 27, 2005

Revenues from Continuing Operations

    Total sales increased by $6,489,000 or 27.9% to $29,785,000 for the fifty-two weeks ended March 26, 2006, (“fiscal 2006 period") as compared to $23,296,000 for the fifty-two weeks ended March 27, 2005 ("fiscal 2005 period"). Sales from the Branded Product Program increased by 52.0% to $16,476,000 for the fiscal 2006 period as compared to sales of $10,837,000 in the fiscal 2005 period. This increase was primarily attributable to increased volume from new accounts, and a price increase of approximately 2.2%. Sales at the six Company-owned Nathan’s restaurants (including one seasonal restaurant) increased by $296,000 or 2.7% to $11,419,000 from $11,123,000, all of which operated during the same periods in both years. This increase is due primarily to higher volume during the summer at our Coney Island restaurant resulting from favorable weather conditions, together with an effective price increase of approximately 1.1%. During the fiscal 2006 period, sales to our television retailer were approximately $554,000 higher than the fiscal 2005 period, resulting from the introduction of new products, more frequent airings and sales increases per item sold.

    Franchise fees and royalties increased by $25,000 to $6,799,000 in the fiscal 2006 period compared to $6,774,000 in the fiscal 2005 period. Franchise royalties were $6,030,000 in the fiscal 2006 period as compared to $6,103,000 in the fiscal 2005 period. Domestic franchise restaurant sales were $160,814,000 in the fiscal 2006 period as compared to $164,925,000 in the fiscal 2005 period. The total sales reduction associated with closed restaurants was approximately $13,236,000 of which $11,194,000 was related to closings in Florida, which lowered royalty income by approximately $351,000 overall and $270,000 in Florida. The decrease in restaurant sales was offset by an increase of $8,724,000 due to new stores that opened during the fiscal 2006 period and the full year effect of stores that opened during the fiscal 2005 period. Comparable domestic franchise sales (consisting of 184 restaurants) increased by $402,000 or 0.3% to $134,430,000 in the fiscal 2006 period as compared to $134,028,000 in the fiscal 2005 period including the affects of Hurricane Wilma. On October 24, 2005, Hurricane Wilma hit southern Florida where our franchisees operated 71 restaurants. Most of these restaurants were affected by the storm and were temporarily closed. One Miami Subs restaurant sustained significant damage and was permanently closed. We estimate that franchisee sales and royalties from the affected stores were reduced in the third quarter fiscal 2006 by approximately $885,000 and $36,000, respectively, due to the period that the restaurants were closed. The foregoing reduction in royalties assumes full payment of royalties by the affected franchisees. At March 26, 2006, 362 domestic and international franchised or licensed units were operating as compared to 355 domestic and international franchised or licensed units at March 27, 2005. During the fifty-two weeks ended March 26, 2006, royalty income from 21 domestic franchised locations has been deemed unrealizable as compared to 25 domestic franchised locations during the fifty-two weeks ended March 27, 2005. Domestic franchise fee income was $351,000 in the fiscal 2006 period as compared to $355,000 in the fiscal 2005 period. International franchise fee income was $314,000 in the fiscal 2006 period as compared to $250,000 in the fiscal 2005 period. During the fiscal 2006 period, 30 new franchised units opened, including three units in Japan, five units in Kuwait, three units in the United Arab Emirates and one unit in the Dominican Republic. During the fiscal 2006 period, we franchised one restaurant that previously operated pursuant to a management agreement. During the fiscal 2005 period, 28 new domestic franchised units were opened. Fourteen of the new units that opened during the fiscal 2005 period were non-traditional stores for which lower franchise fees were earned. During the fiscal 2006 period, Nathan’s also recognized $104,000 in connection with three forfeited franchise fees, as compared to $66,000 during the fiscal 2005 period.

    License royalties increased $237,000 or 7.1% to $3,569,000 in the fiscal 2006 period as compared to $3,332,000 in the fiscal 2005 period. This increase is primarily attributable to higher royalties earned from the sale of Nathan’s frankfurters within supermarkets, club stores and other locations, and new license agreements entered into since the beginning of fiscal 2005, which were partly offset by lower royalties earned on the sale of condiments and the Nathan’s griddle.

    Investment and other income was $748,000 in the fiscal 2006 period versus $655,000 in the fiscal 2005 period due primarily to higher subleasing income of $128,000, which was partly offset by less revenue recognized under supplier contracts of $41,000.

    Interest income was $459,000 in the fiscal 2006 period versus $238,000 in the fiscal 2005 period due primarily to higher interest earned on the increased amount of marketable securities owned during the fiscal 2006 period as compared to the fiscal 2005 period. We have continued to invest our excess cash in marketable securities.

Costs and Expenses from Continuing Operations

    Cost of sales increased by $4,959,000 to $22,225,000 in the fiscal 2006 period from $17,266,000 in the fiscal 2005 period. During the fiscal 2006 period, we incurred higher costs of our Branded Product Program totaling approximately $4,542,000 primarily in connection with the increased volume during the fiscal 2006 period as compared to the fiscal 2005 period. We also paid more for beef products during the fiscal 2006 period, despite the softening of the market during the second half of fiscal 2006. Commodity costs of our hot dogs, which have increased for the third consecutive year, were approximately 1.3% higher during the fiscal 2006 period than the fiscal 2005 period. These commodity cost increases caused us to increase our selling prices beginning in June 2005 in an effort to reduce the margin pressure that we continued to experience. The cost of restaurant sales at our six comparable units (including one seasonal restaurant) was $6,695,000 or 58.6% of restaurant sales as compared to $6,709,000 or 60.3% of restaurant sales in the fiscal 2005 period. This reduction was primarily due to lower labor and associated costs. Combined food and paper costs, as a percentage of restaurant sales, were slightly lower in the fiscal 2006 period than in the fiscal 2005 period due to the effects of re-engineering of our menu and certain retail price increases to mitigate higher beef costs. Cost of sales also increased by $432,000 in the fiscal 2006 period due to higher sales to our television retailer.

    Restaurant operating expenses increased by $117,000 to $3,180,000 during the fiscal 2006 period from $3,063,000 during the fiscal 2005 period. Utility costs increased by $118,000 or 21.1% as compared to the fiscal 2005 period. Lower occupancy and marketing costs during the fiscal 2006 period offset the other cost increases. Based upon current market conditions for natural gas and electricity, we expect to incur continued cost increases in fiscal 2007.

    Depreciation and amortization decreased by $106,000 to $812,000 in the fiscal 2006 period from $918,000 in the fiscal 2005 period resulting from the expiration of the amortization period of the new accounting software implemented as part of Nathan's Y2K efforts and the effect of assets disposals.

    Amortization of intangible assets was $262,000 in the fiscal 2006 period as compared to $263,000 in the fiscal 2005 period.

    General and administrative expenses increased by $211,000 to $8,552,000 in the fiscal 2006 period as compared to $8,341,000 in the fiscal 2005 period. The increase in general and administrative expenses was primarily due to higher total compensation expense of $227,000, substantially in connection with increased earnings by the Company, which includes $146,000 related to increased earnings by the Company resulting from the sale of a vacant piece of property in Brooklyn, NY to a third party, as discussed below. During the fiscal 2005 period, we recorded severance expense of $158,000. Higher sales solicitation costs of $52,000 were incurred in connection with the Branded Product Program during the fiscal 2006 period, which were partly offset by lower professional fees of $42,000 and lower corporate insurance costs of $35,000.

    Interest expense was $31,000 during the fiscal 2006 period as compared to $49,000 during the fiscal 2005 period. The reduction in interest expense relates primarily to the repayment of outstanding loans between the two periods.

Provision for Income Taxes from Continuing Operations

    In the fiscal 2006 period, the income tax provision was $2,353,000 or 37.4% of income from continuing operations before income taxes as compared to $1,557,000 or 35.3% of income from continuing operations before income taxes in the fiscal 2005 period. During the fiscal 2005 period, Nathan’s received a refund of prior years’ state income taxes, which, net of applicable federal income tax, was approximately $81,000, lowering the effective tax rate by 1.9% during the fiscal 2005 period.

Discontinued Operations

    On July 13, 2005, we sold a vacant piece of property in Brooklyn, NY to a third party, which was classified as “available-for-sale” at March 27, 2005. The property had a carrying value of $187,000 and Nathan’s recognized a gain before income taxes of $2,819,000, net of associated expenses. On January 15, 2006, the adjacent parcel of vacant land that we leased was also sold to the same buyer. In connection with that sale, we recognized into income the $100,000 deposit received in contemplation of the sale for our leasehold interest. In addition, we closed one Company-operated restaurant during fiscal 2005. Revenues were $415,000 from that restaurant during the fiscal 2005 period. Income before income taxes from discontinued operations during the fiscal 2006 period was $2,839,000 as compared to loss before income taxes of $199,000 during the fiscal 2005 period.

Fiscal year ended March 27, 2005 compared to Fiscal year ended March 28, 2004

Revenues from Continuing Operations

    Total sales increased by $3,448,000 or 17.4% to $23,296,000 for the fifty-two weeks ended March 27, 2005 ("fiscal 2005 period") as compared to $19,848,000 for the fifty-two weeks ended March 28, 2004 ("fiscal 2004 period"). Sales from the Branded Product Program increased by 41.7% to $10,838,000 for the fiscal 2005 period as compared to sales of $7,651,000 in the fiscal 2004 period. This increase was attributable to a volume increase of approximately 44.7% and price increases which were partly offset by higher sales allowances. Company-owned restaurant sales decreased by $741,000 or 6.2% to $11,122,000 from $11,863,000 primarily due to the operation of five fewer Company-owned stores as compared to the prior fiscal year, which was partly offset by a 4.7% sales increase at our comparable restaurants (consisting of six Nathan’s, including one seasonal location). The reduction in Company-owned stores is the result of our franchising three restaurants and entering into two management agreements during the fiscal 2004 period. The financial impact associated with these five restaurants lowered restaurant sales by $1,237,000 and improved restaurant operating profits before depreciation by $138,000 versus the fiscal 2004 period. During the fiscal 2005 period, we realized sales of $1,336,000 as compared to $334,000 in the fiscal 2004 period in connection with our QVC marketing program, which was introduced in September 2003. The majority of the sales generated by QVC during the fiscal 2005 period were in connection with the “Today’s Special Value” program held on May 20, 2004 featuring Nathan’s hot dogs.

    Franchise fees and royalties increased by $488,000 or 7.8% to $6,774,000 in the fiscal 2005 period compared to $6,286,000 in the fiscal 2004 period. Franchise royalties increased by $396,000 or 6.9% to $6,103,000 in the fiscal 2005 period as compared to $5,707,000 in the fiscal 2004 period. This increase is due primarily to improved contract compliance and higher domestic franchise sales. Domestic sales increased by 2.2% to $164,925,000 in the fiscal 2005 period as compared to $161,332,000 in the fiscal 2004 period. Comparable domestic franchise sales (consisting of 175 restaurants) increased by $7,931,000 or 6.3% to $133,141,000 in the fiscal 2005 period as compared to $125,210,000 in the fiscal 2004 period. At March 27, 2005, there were 355 domestic and international franchised or licensed restaurants operating as compared to 338 domestic and international franchised or licensed restaurants at March 28, 2004. During the fifty-two weeks ended March 27, 2005, royalty income from 25 domestic franchised locations have been deemed unrealizable as compared to 35 domestic franchised locations during the fifty-two weeks ended March 28, 2004. Domestic franchise fee income was $355,000 in the fiscal 2005 period as compared to $376,000 in the fiscal 2004 period. During the fiscal 2005 period, 28 new domestic franchised units opened as compared to opening 20 new franchised units and franchising four Company-owned restaurants during the fiscal 2004 period. Fourteen of the new units that opened during the fiscal 2005 period were non-traditional stores for which lower franchise fees are earned as compared to nine non-traditional units during the fiscal 2004 period. Nathan’s also recognized $66,000 in connection with three forfeited domestic franchise fees during the fiscal 2005 period and $23,000 in connection with one forfeited domestic franchise fee during the fiscal 2004 period. International franchise fee income was $250,000 in the fiscal 2005 period as compared to $180,000 during the fiscal 2004 period. During the fiscal 2005 period, 11 new international units were opened.

    License royalties were $3,332,000 in the fiscal 2005 period as compared to $2,970,000 in the fiscal 2004 period. This increase is primarily attributable to higher royalties earned from the sale of Nathan’s frankfurters within supermarkets and club stores and from our license agreements for Nathan’s French fries and condiments, which more than offset lower royalties earned from the sale of the Nathan’s griddle that was marketed via infomercial and retailers during the Christmas 2003 season.

    Investment and other income was $655,000 in the fiscal 2005 period versus $605,000 in the fiscal 2004 period. During the fiscal 2005 period, income from subleasing activities and other income was approximately $217,000 higher than the fiscal 2004 period primarily due to the termination of unprofitable leases, which was partially offset by lower investment income and amortized deferred income. Additionally, gains associated with the sale of fixed assets were approximately $122,000 lower during the fiscal 2005 period than during the fiscal 2004 period. In the fiscal 2004 period net gains of $149,000 were realized, primarily in connection with the sale of two Company-owned restaurants to franchisees.

    Interest income was $238,000 in the fiscal 2005 period versus $199,000 in the fiscal 2004 period due primarily to earning higher interest income from our marketable investment securities and lower interest income on notes receivable which were determined to be impaired during the fiscal year ended March 28, 2004.

Costs and Expenses from Continuing Operations

    Cost of sales increased by $3,068,000 to $17,266,000 in the fiscal 2005 period from $14,198,000 in the fiscal 2004 period. Higher costs of approximately $2,868,000 were incurred primarily in connection with the growth of our Branded Product Program. Increased costs were also incurred in connection with our QVC marketing program and higher commodity costs of both programs during the fiscal 2005 period. During the fiscal 2005 period, restaurant cost of sales was lower than the fiscal 2004 period by approximately $706,000. Restaurant cost of sales were lower by approximately $919,000 as a result of operating five fewer Company-owned restaurants during the fiscal 2005 period. The cost of restaurant sales at our comparable units as a percentage of restaurant sales was 60.3% in the fiscal 2005 period as compared to 61.1% in the fiscal 2004 period. This decrease was the result of lower labor and related costs, which were partly offset by higher food costs. The cost of beef products has continued to increase since the beginning of fiscal 2004. The cost of hot dogs was approximately 7.1% higher during the fiscal 2005 period than the fiscal 2004 period. In response to cost increases during fiscal 2004, Nathan’s increased selling prices within its Branded Product Program where possible to offset some of the margin pressure during the second half of fiscal 2004. Nathan’s had previously increased menu prices in its Company-operated restaurants due to these rising costs.

    Restaurant operating expenses decreased by $378,000 to $3,063,000 in the fiscal 2005 period from $3,441,000 in the fiscal 2004 period. Restaurant operating expenses were lower by $456,000 as a result of operating five fewer restaurants, which were partly offset by higher marketing, and insurance costs. Insurance costs during the fiscal 2004 period were lower as a result of the reversal of previously recorded insurance accruals for items that were concluded without further payment by Nathan’s.

    Depreciation and amortization was $918,000 in the fiscal 2005 period as compared to $923,000 in the fiscal 2004 period.

    Amortization of intangible assets was $263,000 in the fiscal 2005 period and $261,000 in the fiscal 2004 period.

    General and administrative expenses increased by $822,000 to $8,341,000 in the fiscal 2005 period as compared to $7,519,000 in the fiscal 2004 period. The increase in general and administrative expenses was due primarily to higher personnel, severance and incentive compensation expenses of approximately $588,000 and higher corporate insurance expense of approximately $65,000. Insurance costs during the fiscal 2004 period were lower as a result of the reversal of previously recorded insurance accruals for items that were concluded without further payment by Nathan’s. During the fiscal 2004 period, Nathan’s recorded an expense reversal of approximately $50,000 from the settlement of a disputed claim for less than the anticipated amount.

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

Provision for Income Taxes

    In the fiscal 2005 period, the income tax provision was $1,557,000 or 35.3% of income from continuing operations before income taxes as compared to $1,200,000 or 37.1% of income from continuing operations before income taxes in the fiscal 2004 period. During the third quarter fiscal 2005, Nathan’s received a refund of prior years’ state income taxes, which, net of applicable federal income tax, was approximately $81,000, lowering the effective tax rate by 1.9% for the fiscal 2005 period.

Discontinued operations

    The fiscal 2005 period and fiscal 2004 period include the results of one restaurant that was closed pursuant to its lease expiration on September 12, 2004. Revenues generated by this restaurant were $415,000 and $917,000 during the fiscal 2005 and 2004 periods, respectively. On July 13, 2005, we sold a vacant piece of property in Brooklyn, NY to a third party, which was classified as “available-for-sale” at March 27, 2005.  Losses before income taxes from the vacant land and the restaurant were $199,000 and $244,000 during the fiscal 2005 and 2004 periods, respectively.

Off-Balance Sheet Arrangements

    We are not a party to any off-balance sheet arrangements.

Liquidity and Capital Resources

    Cash and cash equivalents at March 26, 2006 aggregated $3,009,000, increasing by $74,000 during the fiscal 2006 period. At March 26, 2006, marketable securities increased by $5,241,000 from March 27, 2005 to $16,882,000 and net working capital increased to $19,075,000 from $14,009,000 at March 27, 2005.

    Cash provided by operations of $4,061,000 in the fiscal 2006 period is primarily attributable to net income, excluding the gains on sales of fixed assets, of $2,692,000, plus non-cash expenses of $1,566,000 and an income tax benefit from the exercise of stock options of $394,000. Changes in operating assets and liabilities reduced cash by $591,000 due to increased accounts receivable and notes receivable of $678,000 resulting primarily from higher sales of the Branded Product Program, increased royalties from franchisees and retail licensees, increased inventory in support of our Branded Product Program of $129,000, increased prepaid expenses and other current assets of $112,000, reductions of other liabilities of $142,000 and deferred fees of $119,000 that were recognized into income, which were partly offset by an increase in accounts payable and accrued expenses of $600,000.

    We used cash for investment purposes of $3,802,000 in the fiscal 2006 period in investment securities as a result of the net purchase of available-for-sale securities of $5,632,000, the purchase of the intellectual property of Arthur Treacher’s of $1,346,000, including legal fees, and invested $795,000 in capital expenditures. During the fiscal 2006 period, we received proceeds of $3,621,000 from the sale of vacant land, the sale of our leasehold interest in an adjacent piece of vacant land and from the sale of another restaurant to a franchisee. A property that we previously leased, which lease was assigned on July 13, 2005 for a total consideration of $500,000, of which $100,000 was received, was sold on January 18, 2006. Nathan’s also received payments of $350,000 on certain of its notes receivable.

    We used cash in our financing activities of $185,000. During the fiscal 2006 period, we repaid bank debt and capitalized lease obligations in the amount of $827,000. On January 13, 2006, Nathan’s prepaid the balance of its subsidiaries’ outstanding bank loan payable in the amount of $694,000. The principal on the loan had been due in equal monthly installments through February 2010. Interest was at prime plus 0.25%, or 4.50% through January 2006. The interest rate was scheduled to adjust to prime plus 0.25% in January 2006 and January 2009. We also received proceeds of $642,000 from the exercise of employee stock options during the fiscal 2006 period.

    On September 14, 2001, Nathan’s was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to one million additional shares of its common stock. Through March 26, 2006, Nathan’s purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan’s has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company’s common stock during the fifty-two weeks ended March 26, 2006. Nathan’s expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan’s expects to fund these stock repurchases from its operating cash flow.

    We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

    There are currently 29 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of March 26, 2006 was approximately $205,000.

    The following schedules represent Nathan’s cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$39	$8	$18	$13	$–
Employment Agreements	1,508	749	572	187	–
Operating Leases	11,925	3,364	4,737	2,487	1,337
Gross Cash Contractual Obligations	13,472	4,121	5,327	2,687	1,337
Sublease Income	7,227	1,878	2,703	1,585	1,061
Net Cash Contractual Obligations	$6,245	$2,243	$2,624	$1,102	$276

	Amount of Commitment Expiration Per Period
Other Contractual Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4-5 Years	After 5 Years
Loan Guarantees	$205	$205	$-	$-	$-
Total Commercial Commitments	$205	$205	$-	$-	$-

    Management believes that available cash, marketable investment securities, and internally generated funds should provide sufficient capital to finance our operations for at least the next twelve months. We currently maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

Seasonality

    Our business is affected by seasonal fluctuations, the effects of weather and economic conditions. Historically, restaurant sales from Company-owned restaurants, franchised restaurants from which royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters with the fourth fiscal quarter typically representing the slowest period. This seasonality is primarily attributable to weather conditions in the marketplace for our Company-owned and franchised Nathan’s restaurants, which is principally the New York metropolitan area. As a result of the changing composition of the Miami Subs’ restaurant system, sales, and the resulting royalties derived, are less seasonally dependant despite the ongoing concentration of restaurants being located in Florida. Notwithstanding the continued growth of our Branded Product Program and the reduced number of our Company-owned restaurants, we believe that future revenues and profits will continue to be highest during our first two fiscal quarters with the fourth fiscal quarter representing the slowest period.

Inflationary Impact

    We believe that general inflation has not materially impacted earnings during the past three years. Nevertheless, during that period of time our commodity costs for beef have increased significantly while other costs have increased slightly. Beginning with fiscal 2004, throughout fiscal 2005 and into the first half of fiscal 2006, the price of our beef products rose dramatically over historical norms before softening somewhat during the second half of fiscal 2006. As previously discussed, Nathan’s has increased prices in response to the increased commodity costs. In addition, during fiscal 2004, fiscal 2005 and fiscal 2006, we have realized the impact of higher oil prices in the form of higher distribution costs for our products and utility costs in our Company-owned restaurants. From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. Effective January 1, 2006, the Federal minimum wage was increased from $6.35 to $6.75 per hour. This increase has not had a material impact on our results of operations or financial position as the vast majority of our employees were not affected by this increase. Although we only operate six Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees. Continued increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

    The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements,” “Risk Factors” and “Notes to Consolidated Financial Statements” in this Form 10-K.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

Cash and cash equivalents

    We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments, which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 26, 2006, Nathans’ cash and cash equivalents aggregated $3,009,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $7,500 per annum for each 0.25% change in interest rates.

Marketable investment securities

    We have invested our marketable investment securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 26, 2006, the market value of Nathans’ marketable investment securities aggregated $16,882,000. Interest income on these marketable investment securities would increase or decrease by approximately $42,200 per annum for each 0.25% change in interest rates.

The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at March 26, 2006 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities Given an interest rate Decrease of X Basis points			Fair	Valuation of securities Given an interest rate Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS
Municipal notes and bonds	$17,888	$17,544	$17,208	$16,882	$16,562	$16,249	$15,943

Borrowings

    The interest rate on our borrowings is generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At March 26, 2006, total outstanding debt, which was comprised solely of capital leases, aggregated $39,000, none of which is at risk due to changes in interest rates. Nathan’s also maintains a $7,500,000 credit line at the prime rate (7.5% as of March 28, 2006). The Company has never borrowed any funds under its credit lines. Accordingly, the Company does not believe that fluctuations in interest rates would have a material impact on its financial results.

Commodity Costs

    The cost of commodities are subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. Beginning with fiscal 2004, throughout fiscal 2005 and into the first half of fiscal 2006, the price of our beef products rose dramatically over historical norms before softening somewhat during the second half of fiscal 2006. The increases were initially caused by reductions in the supply of beef primarily due to: 1) the prohibition since May 2003 on importing of Canadian beef livestock into the U.S., 2) the decrease in imports of Australian beef due to local drought conditions and 3) the export of United States beef had increased through December 23, 2003 when the first case of bovine spongiform encephalopathy, otherwise known as BSE in the United States was reported. Although the export of beef by the United States was significantly reduced as a result of this finding, beef costs have continued to rise, hitting a high during June 2005. During 2005, the Canadian border was partially re-opened to the beef trade to allow importing Canadian beef that is less than 30 months old into the United States. As a result, supply has increased and the price of beef has been somewhat lowered. Nathan’s cost of its hot dogs was approximately 1.3% higher during the fifty-two weeks ended March 26, 2006 than the fifty-two weeks ended March 27, 2005, which is in addition to an approximately 7.16% increase over the fifty-two weeks ended March 28, 2004. Nathan’s has already been forced to increase menu prices in its Company-operated restaurants and had increased prices within its Branded Product Program to offset some of the margin pressure. A short term increase or decrease of 10% in the cost of our food and paper products for the entire fifty-two weeks ended March 26, 2006 would have increased or decreased cost of sales by approximately $1,694,000.

    On December 23, 2003, the United States Department of Agriculture (“USDA”) announced that the first case of bovine spongiform encephalopathy, otherwise known as BSE, or mad-cow disease was discovered in the United States in a single cow in the State of Washington. Nathan’s obtained written assurances from its beef processors that Nathan’s products did not come from the meat processing plants associated with the production of products having to do with this incident. Nathan’s demand for its products continued to be strong and Nathan’s did not experience any material sales impact in connection with that incident.

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

    In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which revises SFAS No. 123, Accounting for Stock Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. On April 14, 2005, the SEC delayed the effective date of required adoption of SFAS No. 123R to the beginning of the first annual period after June 15, 2005. The Company plans to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. The Company has evaluated the impact of this standard on its consolidated financial statements and, based upon its unvested options currently outstanding, at March 26, 2006, expects to incur pre-tax expenses of $103 and $19 during its fiscal years ending March 25, 2007 and March 31, 2008, respectively.

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

Item 8.  Financial Statements and Supplementary Data

    The consolidated financial statements and supplementary data are submitted as a separate section of this report beginning on Page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation that was conducted, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective.

Changes in Internal Controls

    There were no changes made in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

    We were billed by Grant Thornton LLP the aggregate amount of approximately $179,000 in respect of fiscal 2006 and $168,000 in respect to fiscal 2005 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q.

Audit-Related Fees

    Grant Thornton LLP did not render any assurance and reasonably related services related to the performance of the audit, other than as set forth above, for fiscal 2006 and 2005. Consequently, aggregate fees billed for all audit-related services rendered by Grant Thornton LLP for fiscal 2006 and 2005 were $0.

Tax Fees

    Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2006 and 2005.

All Other Fees

    Grant Thornton LLP did not render any other services, other than as set forth above, for fiscal 2006 and 2005. Consequently, aggregate fees billed for all other services rendered by Grant Thornton LLP for fiscal 2006 and 2005 were $0.

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

(a) (1)  Consolidated Financial Statements

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

Exhibit No	Exhibit
3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)
3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)
3.3	By-Laws, as amended.
4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)
4.2	Specimen Rights Certificate (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)
4.3
Third Amended and Restated Rights Agreement dated as of December 10, 1999 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Registration Statement on Form 8-A/A dated December 10, 1999.)

4.4
Amendment No. 1 to Rights Agreement dated as of June 15, 2005 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 15, 2005.)

10.1	Employment Agreement with Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 33-56976.)
10.2	Leases for premises at Coney Island, New York, as follows: (Incorporated by reference Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease, dated November 22, 1967, between Nathan’s Realty Associates and the Company.
b) Lease, dated November 22, 1967, between Ida's Realty Associates and the Company.
10.3
Purchase and Sale Agreement dated as of February 23, 2005 between Nathan's Famous Operating Corp. and Thor Realty, LLC. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 25, 2005.)

10.4	Leases for the premises at Yonkers, New York, as follows: (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease Modification of Land and Building Lease between the Yonkers Corp. and the Company, dated November 19, 1980;
b) Lease Modification of Land and Building Lease between 787 Central Park Avenue, Inc., and the Company dated May 1, 1980.
10.5	Lease with NWCM Corp. for premises at Oceanside, New York, dated March 14, 1975. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.6	1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-8 No. 33-93396.)

10.7
Area Development Agreement with Marriott Corporation, dated February 19, 1993. (Incorporated by reference to Exhibit 10.9(a) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993.)

10.8	Area Development Agreement with Premiere Foods, dated September 11, 1990. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 No. 33-56976.)
10.9	Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)
10.10	401K Plan and Trust. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.11
Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, with Wayne Norbitz. (Incorporated by reference to Exhibit 10.19 to the Annual Report filed on Form 10-K for the fiscal year ended March 27, 1994.)

10.12
License Agreement dated as of February 28, 1994, among Nathan’s Famous Systems, Inc. and SMG, Inc., including amendments and waivers thereto. ( Incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the fiscal year ended March 27, 1994.)

10.13	Outside Director Stock Option Plan. (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-8 No. 33-89442.)
10.14
Modification Agreement to the Employment Agreement with Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 29, 1996, SEC file number 0000069733-97-000002.txt.)

10.15
Amendment to License Agreement dated as of February 28, 1994, among Nathan’s Famous Systems, Inc. and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 29, 1996, SEC file number 0000069733-97-000002.txt..)

10.16	1998 Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-86195.)
10.17	North Fork Bank Promissory Note.(Incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the fiscal year ended March 28, 1999, SEC file number 0000950123-99-005946.txt.)
10.18
Amended and Restated Employment Agreement with Donald L. Perlyn effective September 30, 1999. (Incorporated by reference to Exhibit 10.20 to the Annual Report filed on Form 10-K for the fiscal year ended March 26, 2000, SEC file number 0000950123-00-006013.txt.)

10.19	Amendment No 1. to Employment Agreement with Donald Perlyn (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 12, 2005.)
10.20
Letter Agreement between Nathan's Famous, Inc. and Donald Perlyn relating to sale of Miami Subs Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 12, 2005.)

10.21
Employment Agreement dated as of January 1, 2005 with Howard M. Lorber.(Incorporated by reference to Exhibit 10.01 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 26, 2004.)

10.22	Common Stock Purchase Warrant issued to Howard M. Lorber dated July 17, 1997 (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-86043.)
10.23
Marketing Agreement with beverage supplier. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended June 25, 2000, SEC file number 0000950123-00-007245.txt.)

10.24	2001 Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-82760.)
10.25	2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 No. 333-101355.)
10.26
Master Distributor Agreement with U.S. Foodservice, Inc. dated February 5, 2003. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the fiscal year ended March 30, 2003, SEC file number 0000950123-03-007587.txt.)

10.27	Restricted Stock Agreement with Howard M. Lorber. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended March 27, 2005).
10.28
Lease Termination Agreement dated January 26, 2006 among Miami Subs Real Estate Corp., QSR, Inc., Robert T. Williamson, and CVS 3285 FL, L.L.C. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 8, 2006.)

10.29
Asset Purchase Agreement dated as of February 28, 2006 between PAT Franchise Systems, Inc. and NF Treachers Corp. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated February 28, 2006.)

10.30
License Agreement dated as of February 28, 2006 between PAT Franchise Systems, Inc. and NF Treachers Corp. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated February 28, 2006.)

14.	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K dated August 5, 2005)

21	List of Subsidiaries of the Registrant.
23	Consent of Grant Thornton LLP dated June 9, 2006.
31.1	Certification by Howard M. Lorber, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	Certification by Wayne Norbitz, Chief Operating Officer, pursuant to Rule 13a - 14(a).
31.3	Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	Certification by Howard M. Lorber, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 23 day of June, 2006.
Nathan’s Famous, Inc.

/s/ WAYNE NORBITZ
Wayne Norbitz, President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 23 day of June, 2006.

/s/ HOWARD M. LORBER
Howard M. Lorber Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ WAYNE NORBITZ
Wayne Norbitz President, Chief Operating Officer and Director

/s/ RONALD G. DEVOS
Ronald G. DeVos Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Donald L. Perlyn Executive Vice President and Director

/s/ ERIC GATOFF
Eric Gatoff Vice President - Corporate Counsel and Director

/s/ ROBERT J. EIDE
Robert J. Eide Director

/s/ BARRY LEISTNER
Barry Leistner Director

/s/ BRIAN GENSON
Brian Genson Director

/s/ ATTILIO F. PETROCELLI
Attilio F. Petrocelli Director

/s/ CHARLES RAICH
Charles Raich Director

Nathan’s Famous, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Earnings	F-4

Consolidated Statement of Stockholders’ Equity	F-5 — F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 — F-43

Schedule II - Valuation and Qualifying Accounts	F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of March 26, 2006 and March 27, 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the fifty-two weeks ended March 26, 2006, March 27, 2005 and March 28, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nathan’s Famous, Inc. and subsidiaries as of March 26, 2006 and March 27, 2005, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended March 26, 2006, March 27, 2005 and March 28, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

GRANT THORNTON LLP

Melville, New York
June 9, 2006

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 26, 2006	March 27, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,009	$2,935
Marketable securities	16,882	11,641
Notes and accounts receivable, net	3,908	3,591
Inventories	817	688
Assets available for sale	-	688
Prepaid expenses and other current assets	1,019	907
Deferred income taxes	1,364	1,168

Total current assets	26,999	21,618

Notes receivable, net	137	136
Property and equipment, net	4,568	4,583
Goodwill	95	95
Intangible assets, net	3,884	2,800
Deferred income taxes	1,484	1,792
Other assets, net	256	245

	$37,423	$31,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of note payable and capital lease obligations	$8	$174
Accounts payable	2,091	2,009
Accrued expenses and other current liabilities	5,606	5,088
Deferred franchise fees	219	338

Total current liabilities	7,924	7,609

Note payable and capital lease obligations, less current maturities	31	692
Other liabilities	1,420	1,612

Total liabilities	9,375	9,913

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;
7,600,399 and 7,440,317 shares issued; and 5,709,299 and 5,549,217
shares outstanding at March 26, 2006 and March 27, 2005 respectively	76	74
Additional paid-in capital	43,699	42,665
Deferred compensation	(208)	(281)
Accumulated deficit	(8,197)	(13,874)
Accumulated other comprehensive loss	(164)	(70)

	35,206	28,514
Treasury stock, at cost, 1,891,100 shares at March 26, 2006 and March 27, 2005.	(7,158)	(7,158)

Total stockholders’ equity	28,048	21,356

	$37,423	$31,269

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Fifty-two weeks ended March 26, 2006	Fifty-two weeks ended March 27, 2005	Fifty-two weeks ended March 28, 2004
REVENUES
Sales	$29,785	$23,296	$19,848
Franchise fees and royalties	6,799	6,774	6,286
License royalties	3,569	3,332	2,970
Interest income	459	238	199
Investment and other income	748	655	605
Total revenues	$41,360	34,295	29,908

COSTS AND EXPENSES
Cost of sales	22,225	17,266	14,198
Restaurant operating expenses	3,180	3,063	3,441
Depreciation and amortization	812	918	923
Amortization of intangible assets	262	263	261
General and administrative expenses	8,552	8,341	7,519
Interest expense	31	49	75
Impairment charge on notes receivable	-	-	208
Other (income) expense, net	-	(16)	45
Total costs and expenses	35,062	29,884	26,670

Income from continuing operations before provision
for income taxes	6,298	4,411	3,238
Provision for income taxes	2,353	1,557	1,200
Income from continuing operations	3,945	2,854	2,038

Income (loss) from discontinued operations, including gain on disposal of discontinued operations of $2,919 in 2006, before income taxes.	2,839	(199)	(244)
Income tax expense (benefit)	1,107	(82)	(100)
Income (loss) from discontinued operations	1,732	(117)	(144)
Net income	$5,677	$2,737	$1,894

PER SHARE INFORMATION
Basic income (loss) per share:
Income from continuing operations	$.71	$.54	$.38
Income (loss) from discontinued operations	.31	(.02)	(.02)
Net income	$1.02	$.52	$.36

Diluted income (loss) per share:
Income from continuing operations	$.60	$.47	$.36
Income (loss) from discontinued operations	.27	(.02)	(.03)
Net income	$.87	$.45	$.33

Weighted average shares used in computing income
per share
Basic	5,584,000	5,307,000	5,306,000
Diluted	6,546,000	6,080,000	5,678,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 26, 2006, March 27, 2005 and March 28, 2004

(in thousands, except share amounts)

	Common	Common	Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Deficit	Income	Shares	Amount	Equity	Income (Loss)

Balance, March 30, 2003	7,065,202	71	40,746	-	(18,505)	64	1,641,238	(5,993)	16,383
Repurchase of treasury stock	-	-	-	-	-	-	210,063	(928)	(928)
Unrealized gains on marketable securities, net of deferred income taxes of $7	-	-	-	-	-	10	-	-	10	10
Reclassification adjustment for net gains realized in net income, net of deferred income taxes of $5	-	-	-	-	-	(7)	-	-	(7)	(7)
Net income	-	-	-	-	1,894	-	-	-	1,894	1,894
Comprehensive income	-	-	-	-	-	-	-	-	-	$1,897

Balance, March 28, 2004	7,065,202	71	40,746	-	(16,611)	67	1,851,301	(6,921)	17,352
Shares issued in connection with the exercise of warrants	142,855	1	856	-	-	-	-	-	857
Shares issued in connection with exercise of employee stock options	182,260	1	529	-	-	-	-	-	530
Income tax benefit on stock option exercises	-	-	172	-	-	-	-	-	172
Issuance of restricted stock award	50,000	1	362	(363)	-	-	-	-	-
Amortization of deferred compensation relating to restricted stock	-	-	-	82	-	-	-	-	82
Repurchase of treasury stock	-	-	-	-	-	-	39,799	(237)	(237)
Unrealized (losses) on marketable securities, net of deferred income tax (benefit) of ($95)	-	-	-	-	-	(137)	-	-	(137)	(137)
Net income	-	-	-	-	2,737	-	-	-	2,737	2,737
Comprehensive income	-	-	-	-	-	-	-	-	-	$2,600
Balance, March 27, 2005	7,440,317	$74	$42,665	$(281)	$(13,874)	$(70)	1,891,100	$(7,158)	$21,356

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 26, 2006, March 27, 2005 and March 28, 2004

(in thousands, except share amounts)

	Common	Common	Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Deficit	Income	Shares	Amount	Equity	Income (Loss)

Balance, March 27, 2005	7,440,317	$74	$42,665	$(281)	$(13,874)	$(70)	1,891,100	$(7,158)	$21,356
Shares issued in connection with exercise of employee stock options	160,082	2	640	-	-	-	-	-	642
Income tax benefit on stock option exercises	-	-	394	-	-	-	-	-	394
Amortization of deferred compensation relating to restricted stock	-	-	-	73	-	-	-	-	73
Unrealized (losses) on marketable securities, net of deferred income tax (benefit) of ($63)	-	-	-	-	-	(94)	-	-	(94)	(94)
Net income	-	-	-	-	5,677	-	-	-	5,677	5,677
Comprehensive income	-	-	-	-	-	-	-	-	-	$5,583
Balance, March 26, 2006	7,600,399	$76	$43,699	$(208)	$(8,197)	$(164)	1,891,100	$(7,158)	$28,048

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-two weeks ended March 26, 2006	Fifty-two weeks ended March 27, 2005	Fifty-two weeks ended March 28, 2004
Cash flows from operating activities:
Net income	$5,677	$2,737	$1,894
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	812	918	971
Amortization of intangible assets	262	263	261
Amortization of bond premium	232	155	127
Amortization of deferred compensation	73	82	-
Gain on disposal of fixed assets	(2,985)	(84)	(206)
Loss (gain) on sale of available for sale securities	2	-	(12)
Impairment of long-lived assets	-	-	25
Impairment of notes receivable	-	-	208
Provision for (recovery of) doubtful accounts	10	13	(17)
Income tax benefit on stock option exercises	394	172	-
Deferred income taxes	175	915	945
Changes in operating assets and liabilities:
Notes and accounts receivable	(678)	(1,406)	294
Inventories	(129)	55	(354)
Prepaid expenses and other current assets	(112)	(444)	179
Other assets	(11)	5	18
Accounts payable, accrued expenses and other current liabilities	600	311	467
Deferred franchise fees	(119)	165	46
Other liabilities	(142)	(549)	430

Net cash provided by operating activities	4,061	3,308	5,276

Cash flows from investing activities:
Proceeds from sale of available for sale securities	2,245	1,357	2,497
Purchase of available for sale securities	(7,877)	(5,910)	(5,461)
Purchase of intellectual property	(1,346)	-	-
Purchases of property and equipment	(795)	(588)	(449)
Payments received on notes receivable	350	331	797
Proceeds from sales of property and equipment	3,621	11	489

Net cash used in investing activities	(3,802)	(4,799)	(2,127)

Cash flows from financing activities:
Principal repayments of notes payable and capitalized lease obligations	(827)	(173)	(187)
Repurchase of treasury stock	-	(237)	(928)
Proceeds from the exercise of stock options and warrants	642	1,387	-

Net cash (used in) provided by financing activities	(185)	977	(1,115)

Net change in cash and cash equivalents	74	(514)	2,034

Cash and cash equivalents, beginning of year	2,935	3,449	1,415

Cash and cash equivalents, end of year	$3,009	$2,935	$3,449

Cash paid during the year for:
Interest	$31	$49	$74
Income taxes	$3,040	$522	$253

Noncash financing activities:
Loans to franchisees in connection with sale of restaurants	$-	$-	$600

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28,2004

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

Nathan’s Famous, Inc. and subsidiaries (collectively the “Company” or “Nathan’s”) has historically operated or franchised a chain of retail fast food restaurants featuring the Nathan’s Famous brand of all beef frankfurters, fresh crinkle-cut French-fried potatoes and a variety of other menu offerings. Nathan’s has also established a Branded Product Program, which enables foodservice retailers to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. The Company, through wholly owned subsidiaries, is also the franchisor of Kenny Rogers Roasters (“Roasters”) and Miami Subs. The Company is also the owner of the Arthur Treacher’s brand (See Note C). Miami Subs features a wide variety of lunch, dinner and snack foods, including hot and cold sandwiches and various ethnic foods. Roasters features home-style family foods based on a menu centered around wood-fire rotisserie chicken. Arthur Treacher's main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The Company considers its subsidiaries to be in the food service industry, and has pursued co-branding and co-hosting initiatives; accordingly, management has evaluated the Company as a single reporting unit.

At March 26, 2006, the Company’s restaurant system, consisting of Nathan’s Famous, Kenny Rogers Roasters and Miami Subs restaurants, included six company-owned units in the New York City metropolitan area and 362 franchised or licensed units, including five units operating pursuant to management agreements located in 23 states and 11 foreign countries.

 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies have been applied in the preparation of the consolidated financial statements:

1.     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.    Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52- or 53-week reporting period. The results of operations and cash flows for the fiscal years ended March 26, 2006, March 27, 2005, and March 28, 2004 are all on the basis of 52-week reporting periods.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE B (continued)

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

4.    Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents is cash restricted for untendered shares associated with the acquisition of Nathan’s in 1987 of $83 at March 26, 2006 and March 27, 2005.

5.    Impairment of Notes Receivable

Nathan's follows the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 114 ("SFAS No. 114") "Accounting by Creditors for Impairment of a Loan," as amended. Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions, (b) loans secured by collateral that is not readily marketable, or (c) loans that are susceptible to deterioration in realizable value. When determining impairment, management's assessment includes its intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. In certain cases where Nathan's has determined that a loan has been impaired, it generally does not expect to extend or renew the underlying leases. Based on the Company's analysis, it has determined that there are notes that have incurred such an impairment. Following are summaries of impaired notes receivable and the allowance for impaired notes receivable:

	March 26, 2006	March 27, 2005

Total recorded investment in impaired notes receivable	$1,801	$1,836
Allowance for impaired notes receivable	(1,680)	(1,701)

Recorded investment in impaired notes receivable, net	$121	$135

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE B (continued)

	March 26,	March 27,
	2006	2005

Allowance for impaired notes receivable at beginning of the fiscal year	$1,701	$2,051
Recovery of impaired notes receivable	(21)	-
Impaired notes written off	-	(350)
Allowance for impaired notes receivable at end of the fiscal year	$1,680	$1,701

Based on the present value of the estimated cash flows of identified impaired notes receivable, the Company records interest income on its impaired notes receivable on a cash basis. The following represents the interest income recognized and average recorded investment of impaired notes receivable.

	March 26,	March 27,	March 28,
	2006	2005	2004

Interest income recorded on impaired notes receivable	$1	$13	$19
Average recorded investment in impaired notes receivable	$1,817	$1,942	$2,341

6.    Inventories

Inventories, which are stated at the lower of cost or market value, consist primarily of food and supplies. Inventories also include equipment and marketing items in connection with the Branded Product Program. Cost is determined using the first-in, first-out method.

7.    Marketable Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 26, 2006 and March 27, 2005, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, with unrealized gains and losses on available-for-sale securities included as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheet. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the accompanying consolidated statements of earnings (See Note F).

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE B (continued)

8.    Sales of Restaurants

The Company observes the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” (“SFAS No. 66”) which establishes accounting standards for recognizing profit or loss on sales of real estate. SFAS No. 66 provides for profit recognition by the full accrual method, provided (a) the profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. Unless both conditions exist, recognition of all or part of the profit shall be postponed and other methods of profit recognition shall be followed. In accordance with SFAS No. 66, the Company recognizes profit on sales of restaurants under the full accrual method, the installment method and the deposit method, depending on the specific terms of each sale. The Company records depreciation expense on the property subject to the sales contracts that are accounted for under the deposit method and records any principal payments received as a deposit until such time that the transaction meets the sales criteria of SFAS No. 66.

As of March 26, 2006 and March 27, 2005, the Company had deferred gains, included in other liabilities, on the sales of restaurants, which are accounted for under the installment method, of $145 and $196, respectively. Installment gains recognized in earnings for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004 were $51, $73 and $205, respectively.

9.    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The estimated useful lives are as follows:

Building and improvements	5 - 25 years
Machinery, equipment, furniture and fixtures	5 - 15 years
Leasehold improvements	5 - 20 years

10.     Goodwill and Intangible Assets

Intangible assets primarily consist of (i) the goodwill of $95 resulting from the acquisition of Nathan’s in 1987; (ii) trademarks, trade names and franchise rights of $460 in connection with Roasters, (iii) trademarks, trade names and franchise rights of $2,075 in connection with Miami Subs and (iv) trademarks, trade names and other intellectual property of $1,346 in connection with Arthur Treachers (See Note C).

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE B (continued)

The table below presents amortized and unamortized intangible assets as of March 26, 2006 and March 27, 2005:

	March 26, 2006			March 27, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Royalty streams	$4,259	$(1,792)	$2,467	$4,259	$(1,531)	$2,728
Favorable leases	285	(285)	-	285	(285)	-
Other	6	(3)	3	6	(2)	4
	$4,550	$(2,080)	$2,470	$4,550	$(1,818)	$2,732

Unamortized intangible assets:
Trademarks and tradenames			1,414			68
			$3,884			$2,800

Goodwill			$95			$95

As of March 26, 2006 and March 27, 2005, the Company has performed its required annual impairment test of goodwill and other intangible assets, and determined no impairment is deemed to exist.

Total amortization expense for intangible assets was $262, $263 and $261 for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004. The Company estimates future annual amortization expense of approximately $262 per year for each of the next five years.

11.      Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company writes down the asset to its fair value based on the present value of estimated future cash flows.

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No units were deemed impaired during the fiscal year ended March 26, 2006.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE B (continued)

12.      Self-Insurance

The Company is self-insured for portions of its general liability coverage. As part of Nathan's risk management strategy, its insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, Nathan's accrues estimates of its ultimate self-insurance costs throughout the policy year. These estimates have been developed based upon Nathan's historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, Nathan's annual self-insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self-insurance accruals at March 26, 2006 and March 27, 2005 were $281 and $324, respectively and are included in "accrued expenses and other current liabilities" in the accompanying consolidated balance sheets.

During the fifty-two weeks ended March 26, 2006 and March 27, 2005, the Company reversed approximately $55 and $71, respectively, of previously recorded insurance accruals to reflect the revised estimated cost of claims. During the fiscal year ended March 28, 2004, approximately $268 of previously recorded insurance accruals for items that have been concluded without further payment were reversed.

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

14.      Stock-Based Compensation

At March 26, 2006, the Company has five stock-based employee compensation plans, which are more fully described in Note K. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”) and has adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under APB No. 25, when the exercise price of stock options granted to employees or the Company’s independent directors equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee or independent director stock option grants. Compensation expense for restricted stock awards measured at the fair value on the date of grant based upon the number of shares granted and the quoted market price of the Company’s stock. Such value is recognized as expense over the vesting period of the award.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE B (continued)

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Fiscal year ended
	March 26, 2006	March 27, 2005	March 28, 2004

Net income, as reported	$5,677	$2,737	$1,894
Add: Stock-based compensation included in net net income	44	49	-
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method
for all awards	(132)	(171)	(170)

Pro forma net income	$5,589	$2,615	$1,724

Net income per share
Basic - as reported	$1.02	$.52	$.36
Diluted - as reported	$.87	$.45	$.33
Basic - pro forma	$1.00	$.49	$.32
Diluted - pro forma	$.85	$.43	$.30

Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. No stock options were granted during the fiscal year ended March 26, 2006.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE B (continued)

The weighted-average option fair values and the assumptions used to estimate these values for stock options granted are as follows:

	2005	2004
Weighted-average option fair values	$2.87	$1.60
Expected life (years)	7.0	7.0
Interest rate	4.50%	3.85%
Volatility	29.9%	30.6%
Dividend yield	0%	0%

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which revises SFAS No. 123, Accounting for Stock Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. On April 14, 2005, the SEC delayed the effective date of required adoption of SFAS No. 123R to the beginning of the first annual period after June 15, 2005. The Company plans to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. The Company has evaluated the impact of this standard on its consolidated financial statements and, based upon its unvested options currently outstanding, at March 26, 2006, expects to incur pre-tax expenses of $103 and $19 during its fiscal years ending March 25, 2007 and March 31, 2008, respectively.

15.     Start-up Costs

Pre-opening and similar costs are expensed as incurred.

16.     Revenue Recognition - Branded Products Operations

The Company recognizes revenue from the Branded Product Program when it is determined that the products have been delivered via third party common carrier to Nathans’ customers.

17.     Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash by the customer, are recognized upon the performance of services.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005, and March 28, 2004

NOTE B (continued)

18.      Revenue Recognition - Franchising Operations

In connection with its franchising operations, the Company receives initial franchise fees, development fees, royalties, and in certain cases, revenue from sub-leasing restaurant properties to franchisees.

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

At March 26, 2006 and March 27, 2005, $219 and $338, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004, the Company earned franchise fees from new unit openings, transfers and co-branding of $665, $605 and $556, respectively.

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 26, 2006 and March 27, 2005, $242 and $316, respectively, of deferred development fee revenue is included in the accompanying consolidated balance sheets.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE B (continued)

The following is a summary of franchise openings and closings for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004:

	2006	2005	2004
Franchised restaurants operating at the beginning of the period	355	338	343
New franchised restaurants opened during the period	30	39	40
Franchised restaurants closed during the period	(23)	(22)	(45)
Franchised restaurants operating at the end of the period	362	355	338

The Company recognizes franchise royalties, which are generally based upon a percentage of sales made by the Company’s franchisees, when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee or until collectibility is deemed to be reasonably assured. Revenue from sub-leasing properties to franchisees is recognized as income as the revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated statements of operations.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE B (continued)

Investment and other income consists of the following:

	2006	2005	2004

Gain on disposal of fixed assets	$66	$84	$206
Realized gains (losses) on marketable securities	-	-	12
Gain (loss) on subleasing of rental properties	187	59	(166)
Amortization of supplier contributions	361	407	455
Other income	134	105	98
	$748	$655	$605

22.     Business Concentrations and Geographical Information

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and for royalties from retail licensees. At March 26, 2006, one retail licensee, one Branded Products distributor and one franchisee each represented 12%, 11% and 10% respectively of accounts receivable. At March 27, 2005, one retail licensee and one franchisee each represented 19% and 11% respectively of accounts receivable. (See Note D). No franchisee, retail licensee or Branded Product customer accounted for 10% or more of revenues during the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004.

The Company’s primary supplier of hot dogs represented 77%, 66% and 62% of product purchases for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004, respectively. The Company’s distributor of product to its Company-owned restaurants represented 13%, 24%, and 34% of product purchases for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004, respectively.

The Company’s revenues were derived from the following geographic areas:

	2006	2005	2004

Domestic (United States)	$39,982	$33,177	$29,183
Non-domestic	1,378	1,118	725
	$41,360	$34,295	$29,908

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE B (continued)

23.     Advertising

The Company administers various advertising funds on behalf of its subsidiaries and franchisees to coordinate the marketing efforts of the Company. Under these arrangements, the Company collects and disburses fees paid by franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising funds are based on specified percentages of net sales, generally ranging up to 3%. Net Company-owned store advertising expense was $194, $242, and $241, for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004, respectively.

24.     Classification of Operating Expenses

Cost of sales consists of the following:

•	The cost of products sold by the Company-operated restaurants, through the Branded Product Program and other distribution channels.
•	The cost of labor and associated costs of in-store restaurant management and crew.
•	The cost of paper products used in Company-operated restaurants.
•	Other direct costs such as fulfillment, commissions, freight and samples.

Restaurant operating expenses consist of the following:

•	Occupancy costs of Company-operated restaurants.
•	Utility costs of Company-operated restaurants.
•	Repair and maintenance expenses of the Company-operated restaurant facilities.
•	Marketing and advertising expenses done locally and contributions to advertising funds for Company-operated restaurants.
•	Insurance costs directly related to Company-operated restaurants.

25.      Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established to reduce deferred tax assets attributable to net operating losses and credits of Miami Subs to net realizable value.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE B (continued)

26.     Reclassifications

Certain prior years’ balances have been reclassified to conform with current year presentation.

27.     Recently Issued Accounting Standards Not Yet Adopted

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 26, 2006 and March 27, 2005, March 28,2004

NOTE C - ACQUISITION

On February 28, 2006, the Company acquired all trademarks and other intellectual property relating to the Arthur Treacher’s brand from PAT Franchise Systems, Inc. (“PFSI”) for $1,250 in cash plus related expenses of approximately $96 and terminated its Co-Branding Agreement with PFSI. Since fiscal 2000, the Company has successfully co-branded certain Arthur Treacher’s signature products in Nathan’s franchise system. Based upon such co-branding success, the Company acquired these assets to continue its co-branding efforts and seek new means of distribution.

The Company simultaneously granted back to PFSI a limited license to use the Arthur Treacher’s intellectual property solely for the purposes of: (a) PFSI continuing to permit the operation of its existing Arthur Treacher’s franchised restaurant system (approximately 60 restaurants); and (b) PFSI granting rights to third parties who wish to develop new traditional Arthur Treacher’s quick service restaurants in Indiana, Maryland, Michigan, Ohio, Pennsylvania, Virginia, Washington D.C. and areas of Northern New York State (collectively, the “PFSI Markets”). The Company also retained certain rights to sell franchises for the operation of Arthur Treacher’s restaurants in certain circumstances within the geographic scope of the PFSI Markets. PFSI has no obligation to pay fees or royalties to the Company in connection with its use of the Arthur Treacher’s system within the PFSI Markets.

NF Treacher’s Corp., a wholly owned subsidiary, was created for the purpose of acquiring these assets. The acquired assets have been recorded as trademarks and trade names based upon the preliminary purchase price allocation which is subject to adjustment based upon finalization of a valuation, and which will be subject to periodic impairment testing. No restaurants were acquired in this transaction. Results of operations are included in these consolidated financial statements since February 28, 2006.

The following presents the proforma results of operations as if the Company had owned these assets at the beginning of each of the three years presented:

	Fifty-two weeks ended March 26, 2006	Fifty-two weeks ended March 27, 2005	Fifty-two weeks ended March 28, 2004
Total revenues	$41,496	$34,450	$30,062
Income from continuing operations	4,030	2,954	2,135
Net income	$5,762	$2,837	$1,991

Basic income per share:
Income from continuing operations	$.72	$.56	$.40
Net income	$1.03	$.53	$.38

Diluted income per share:
Income from continuing operations	$.62	$.49	$.38
Net income	$.88	$.47	$.35

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 26, 2006 and March 27, 2005, March 28,2004

NOTE D - INCOME PER SHARE

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004, respectively:

	Income from continuing operations			Shares			Income per share From continuing operations
	2006	2005	2004	2006	2005	2004	2006	2005		2004

Basic EPS
Basic calculation	$3,945	$2,854	$2,038	5,584,000	5,307,000	5,306,000	$.71		$.54	$.38

Effect of dilutive employee stock
options and warrants	-	-	-	962,000	773,000	372,000	(.11)		(.07)	(.02)

Diluted EPS
Diluted calculation	$3,945	$2,854	$2,038	6,546,000	6,080,000	5,678,000	$.60	$	..47	$.36

Options and warrants to purchase 19,500, 367,939 and 1,017,469 shares of common stock for the years ended March 26, 2006, March 27, 2005 and March 28, 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares during the respective periods.

NOTE E - NOTES AND ACCOUNTS RECEIVABLE, NET

Notes and accounts receivable, net, consist of the following:

	March 26, 2006	March 27, 2005

Notes receivable, net of impairment charges	$182	$523
Franchise and license royalties	1,807	1,764
Branded product sales	1,576	1,167
Other	657	450
	4,222	3,904

Less: allowance for doubtful accounts	177	177
Less: notes receivable due after one year	137	136

Notes and accounts receivable, net	$3,908	$3,591

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE E (continued)

Notes receivable at March 26, 2006 and March 27, 2005 principally resulted from sales of restaurant businesses to Miami Sub’s and Nathan’s franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest with a balloon payment at the end of the term, with interest rates ranging principally between 5% and 10% (See Note B-5).

Accounts receivable are due within 30 days and are stated at amounts due from franchisees, retail licensees and Branded Product Program customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current and expected future ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they are deemed to be uncollectible.

Changes in the Company’s allowance for doubtful accounts are as follows:

	2006	2005	2004

Beginning balance	$177	$328	$418
Bad debt (recoveries) expense	10	13	(17)
Other	-	17	-
Accounts written off	(10)	(181)	(73)

Ending balance	$177	$177	$328

NOTE F - MARKETABLE SECURITIES

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consists of bonds at March 26, 2006 and March 27, 2005, are as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
2006:
Available-for-sale securities:	$17,176	$5	$(299)	$16,882

2005:
Available-for-sale securities:	$11,778	$24	$(161)	$11,641

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE F (continued)

As of March 26, 2006, the bonds mature at various dates between August 2006 and April 2014. Proceeds from the sale of available-for-sale and trading securities and the resulting gross realized gains and losses included in the determination of net income are as follows:

	2006	2005	2004
Available-for-sale securities:
Proceeds	$2,245	$1,357	$2,497
Gross realized gains	-	-	17
Gross realized losses	(2)	-	(5)

The net unrealized (losses) gains on available-for-sale-securities for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004, respectively, of $(94), $(137), and $3, which is net of deferred income taxes, have been included as a component of comprehensive income.

NOTE G - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 26, 2006	March 27, 2005

Land	$1,094	$1,094
Building and improvements	1,932	1,917
Machinery, equipment, furniture and fixtures	5,355	6,021
Leasehold improvements	4,377	4,371
Construction-in-progress	120	9
	12,878	13,412
Less: accumulated depreciation and amortization	8,310	8,829

	$4,568	$4,583

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE G (continued)

Assets under capital lease amounted to $48 at March 26, 2006 and March 27, 2005 and are fully amortized as of both periods. Depreciation and amortization expense on property and equipment was $812, $918, and $971 for the fiscal years ended March 26, 2006, March 27, 2005, and March 28, 2004, respectively.

1.    Sales of Property

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

During the fiscal year ended March 26, 2006, the Company sold one Company-owned restaurant that it had previously leased to the operator pursuant to a management agreement, for total cash consideration of $515 and entered into a franchise agreement with the buyer to continue operating the restaurant. As the Company expects to have a continuing stream of cash flows for this restaurant, the results of operations for this Company-operated restaurant is included as a component of continuing operations in the accompanying consolidated statements of earnings.

During the fiscal year ended March 26, 2006, the Company sold all of its right, title and interest in and to a vacant real estate parcel previously utilized as a parking lot, adjacent to a Company-owned restaurant, located in Brooklyn, New York, in exchange for a cash payment of $3,100. Nathan’s also entered into an agreement pursuant to which an affiliate of the buyer has assumed all of Nathan’s rights and obligations under a lease for an adjacent property and has agreed to pay $500 to Nathan’s over a period of up to three years or six months upon buyer’s purchase of the adjacent property, $100 of which has been paid and recognized as part of the gain. In January 2006, the adjacent parcel of vacant land was sold. Nathan’s recognized a total gain before income taxes of $2,919, net of associated expenses. This gain and the operating expenses for this property have been included in discontinued operations for fiscal years ended March 26, 2006, March 27, 2005, and March 28, 2004, as the Company has no continuing involvement in the operation of, or cash flows from, this property.

During the fiscal year ended March 27, 2005, the Company ceased the operations of one Company-owned restaurant pursuant to the termination of the lease and notification by the landlord not to renew. The results of operations for this restaurant have been included in discontinued operations for fiscal years ended March 27, 2005 and March 28, 2004, as the Company has no continuing involvement in the operation of, or cash flows from, this restaurant.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE G (continued)

During the fiscal year ended March 28, 2004, the Company sold three Company-owned restaurants for total consideration of $1,083 and entered into two management agreements with franchisees to operate two Company-owned restaurants. As the Company expects to have a continuing stream of cash flows from all of these restaurants, the results of operations for these Company-operated restaurants are included as a component of continuing earnings in the accompanying consolidated statements of earnings.

2.	Discontinued Operations

As described in Note F-1 above, the Company has classified the results of operations of certain restaurants and properties as discontinued operations in accordance with SFAS No. 144. The following is a summary of the results of earnings for these properties for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004:

	2006	2005	2004

Revenues (excluding gain from sale of property in 2006)	$-	$231	$771

Income (loss) before income taxes	$2,839	$(199)	$(244)

3.	Assets Held for Sale

Included in assets held for sale as of March 27, 2005 are certain land, building and improvements associated with one restaurant property that was sold during the fiscal year ended March 26, 2006.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE H - ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 26, 2006	March 27, 2005
Payroll and other benefits	$1,891	$1,618
Professional and legal costs	391	328
Self-insurance costs	281	324
Rent, occupancy and lease reserve termination costs	379	413
Taxes payable	782	684
Unexpended advertising funds	789	498
Deferred marketing funds	89	365
Other	1,004	858
	$5,606	$5,088

Other liabilities consists of the following:

	March 26, 2006	March 27, 2005
Deferred income - supplier contracts	$682	$771
Deferred development fees	242	316
Deferred gain on sales of fixed assets	145	160
Deferred rental liability	250	265
Deferred income - other	8	-
Tenant’s security deposits on subleased property	93	100
	$1,420	$1,612

Lease Reserve Termination Costs

In connection with the Company’s acquisition of Miami Subs in fiscal 2000, Nathan’s planned to permanently close 18 under-performing Company-owned restaurants; Nathan’s expected to abandon or sell the related assets at amounts below the historical carrying amounts recorded by Miami Subs. In accordance with APB No. 16 “Business Combinations”, the write-down of these assets was reflected as part of the purchase price allocation. The Company has closed or sold all 18 units. As of March 26, 2006, the Company has recorded cumulative charges to operations of approximately $1,461 ($877 after tax) for lease reserves and termination costs in connection with these properties.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE H (continued)

Changes in the Company’s reserve for lease reserve and termination costs are as follows:

	2006	2005	2004

Beginning balance	$198	$532	$529
Additions	-	-	80
Payments	-	(334)	(77)

Ending balance	$198	$198	$532

NOTE I - NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

A summary of notes payable and capitalized lease obligations is as follows:

	March 26, 2006	March 27, 2005
Note payable to bank at 8.5% through January 2003, 4.5% from February 2003 through January 2006	$-	$819
Capital lease obligations	39	47
	39	866
Less current portion	(8)	(174)

Long-term portion	$31	$692

On January 13, 2006, Nathan’s prepaid the balance of its outstanding bank loan payable in the amount of $694. The principal on the loan had been due in equal monthly installments through February 2010. Interest was at prime plus 0.25%, or 4.50% through January 2006. The interest rate was scheduled to adjust to prime plus 0.25% in January 2006 and January 2009. The above note was secured by the related property and equipment, which was fully depreciated as of March 27, 2005.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE I (continued)

The Company also guarantees a franchisee’s note payable with the bank. The Company’s maximum obligation should the franchisee default on the required payments to the bank for the loan funded by the lender was approximately $189 as of March 26, 2006. (See Note L-2.)

At March 26, 2006, the aggregate annual maturities of capitalized lease obligations are as follows:

2007	8
2008	9
2009	9
2010	11
2011	2
$39

The Company maintains a $7,500 line of credit with its primary banking institution. Borrowings under the line of credit are intended to be used to meet the normal short-term working capital needs of the Company. The line of credit is not a commitment and, therefore, credit availability is subject to ongoing approval. The line of credit expires on October 1, 2006, and bears interest at the prime rate (7.5% at March 26, 2006). There were no borrowings outstanding under this line of credit as of March 26, 2006 and March 27, 2005.

NOTE J - INCOME TAXES

Income tax provision (benefit) consists of the following for the fiscal years ended March 26, 2006, March 27, 2005, and March 28, 2004:

	2006	2005	2004
Federal
Current	$1,682	$633	$165
Deferred	148	611	804
	1,830	1,244	969
State and local
Current	496	276	89
Deferred	27	37	142
	523	313	231
	$2,353	$1,557	$1,200

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE J (continued)

Total income tax provision (benefit) for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004 differs from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

	2006	2005	2004

Computed “expected” tax expense	$2,141	$1,500	$1,101
Nondeductible amortization	37	37	37
State and local income taxes, net of Federal income tax benefit	340	173	192
Tax-exempt investment earnings	(150)	(66)	(46)
Tax refunds received	-	(81)	(62)
Nondeductible meals and entertainment and other	(15)	(6)	(22)
	$2,353	$1,557	$1,200

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 26, 2006	March 27, 2005
Deferred tax assets
Accrued expenses	$775	$619
Allowance for doubtful accounts	71	72
Impairment of notes receivable	672	705
Deferred revenue	436	582
Depreciation expense and impairment of long-lived assets	757	850
Expenses not deductible until paid	112	130
Amortization of intangibles	159	213
Net operating loss and other carryforwards	346	557
Unrealized loss on marketable securities	110	47
Excess of straight line over actual rent	100	106
Other	12	5
Total gross deferred tax assets	$3,550	$3,886

Deferred tax liabilities
Difference in tax bases of installment gains not yet recognized	184	198
Deductible prepaid expense	120	170
Other	52	1
Total gross deferred tax liabilities	356	369
Net deferred tax asset	3,194	3,517
Less valuation allowance	(346)	(557)
	$2,848	$2,960
Less current portion	(1,364)	(1,168)
Long-term portion	$1,484	$1,792

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE J (continued)

The Company utilized net operating loss carry-forwards (“NOLs”) for  federal income tax purposes of approximately $244 during fiscal 2005. A Valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based on anticipated future taxable income, Management believes it is more likely than not that the Company will realize the benefit of this net deferred tax asset of $2,848 and $2,960 at March 26, 2006 and March 27, 2005, respectively. The Company has State net operating loss carry forwards of approximately $5,915 in certain state tax jurisdictions expiring in varying amounts during fiscal years 2020 through 2025. A Valuation allowance has been provided for these net operating loss carry forwards.

At March 26, 2006, the Company had AMT credit carry forwards remaining of approximately $121 which may be used to offset liabilities through 2008. These credits are subject to limitations imposed under the Internal Revenue Code pursuant to Section 382 and 383 regarding changes in ownership. As a result of these limitations, the Company has recorded a valuation allowance for the Miami Subs credits related to the acquisition.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE K - STOCKHOLDER’S EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.    Stock Option Plans

On December 15, 1992, the Company adopted the 1992 Stock Option Plan (the “1992 Plan”), which provides for the issuance of incentive stock options (“ISO’s”) to officers and key employees and nonqualified stock options to directors, officers and key employees. Up to 525,000 shares of common stock have been reserved for issuance under the 1992 Plan. The terms of the options are generally ten years, except for ISO’s granted to any employee, whom prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the option term will be five years. The exercise price for nonqualified stock options outstanding under the 1992 Plan can be no less than the fair market value, as defined, of the Company’s common stock at the date of grant. For ISO’s, the exercise price can generally be no less than the fair market value of the Company’s common stock at the date of grant, with the exception of any employee who prior to the granting of the option owns stock representing more than 10% of the voting rights, for which the exercise price can be no less than 110% of fair market value of the Company’s common stock at the date of grant.

On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the “Directors’ Plan”), which provides for the issuance of nonqualified stock options to non-employee directors, as defined, of the Company. Under the Directors’ Plan, 200,000 shares of common stock have been authorized and issued. Options awarded to each non-employee director are fully vested, subject to forfeiture under certain conditions and shall be exercisable upon vesting.

In April 1998, the Company adopted the Nathan’s Famous, Inc. 1998 Stock Option Plan (the “1998 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 500,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the 1998 Plan.

In June 2001, the Company adopted the Nathan’s Famous, Inc. 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 350,000 shares of common stock have been reserved for issuance upon the exercise of options granted and for future issuance in connection with awards under the 2001 Plan.

In June 2002, the Company adopted the Nathan’s Famous, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the issuance of nonqualified stock options or restricted stock awards to directors, officers and key employees. Up to 300,000 shares of common stock have been reserved for issuance in connection with awards under the 2002 Plan.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE K (continued)

The 1992 Plan and Directors’ Plan expired with respect to the granting of new options on December 2, 2002 and December 31, 2004, respectively. The 1998 Plan, the 2001 Plan and the 2002 Plan expire on April 5, 2008, June 13, 2011 and June 17, 2012, respectively, unless terminated earlier by the Board of Directors under conditions specified in the respective Plan.

The Company issued 478,584 stock options to employees of Miami Subs to replace 957,168 of previously issued Miami Subs options pursuant to the acquisition by Nathan’s and issued 47,006 new options. All options were fully vested upon consummation of the merger. Exercise prices range from a low of $3.1875 to a high of $18.6120 per share and expire at various times through September 30, 2009.

During the fiscal year ended March 26, 2006, 160,082 stock options were exercised which aggregated proceeds of $642 to the Company.

2.    Warrants

In November 1993, the Company granted to its Chairman and Chief Executive Officer a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $9.71 per share, representing 105% of the market price of the Company’s common stock on the date of grant, which exercise price was reduced on January 26, 1996 to $4.50 per share. The shares vested at a rate of 25% per annum commencing November 1994 and the warrant expired unexercised in November 2003.

On July 17, 1997, the Company granted to its Chairman and Chief Executive Officer a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.50 per share, representing the market price of the Company’s common stock on the date of grant. The shares vested at a rate of 25% per annum commencing July 17, 1998 and the warrant expires in July 2007.

In connection with the merger with Miami Subs, the Company issued 579,040 warrants with an exercise price of $6.00 per share to purchase common stock to the former shareholders of Miami Subs. During fiscal 2005, 142,855 of these warrants were exercised which aggregated proceeds of $857 to the Company. The remaining warrants expired on September 30, 2004. The Company also issued 63,700 warrants with an exercise price of $16.55 per share to purchase common stock to the former warrant holders of Miami Subs, all of which expired as of March 26, 2006.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE K (continued)

A summary of the status of the Company’s stock options and warrants, excluding the 579,040 warrants issued to former shareholders of Miami Subs, at March 26, 2006, March 27, 2005 and March 28, 2004 and changes during the fiscal years then ended is presented in the tables below:

	2006		2005		2004
	Shares	Weighted-average exercise price	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price

Options outstanding - beginning of year	1,494,796	$3.81	1,778,686	$3.91	1,754,249	$4.01

Granted	-	-	95,000	5.62	65,000	4.03
Expired	(2,690)	9.09	(141,250)	7.22	(40,563)	11.67
Exercised	(160,082)	4.01	(237,640)	4.08	-

Options outstanding - end of year	1,332,024	3.78	1,494,796	3.81	1,778,686	3.92

Options exercisable - end of year	1,247,025		1,322,629		1,572,268

Weighted-average fair value of options granted		$-		$2.87		$1.60

Warrants outstanding - beginning of year	168,750	$4.73	168,750	$4.73	318,750	$4.62
Expired	(18,750)	16.55	-		(150,000)	4.50

Warrants outstanding - end of year	150,000	3.25	168,750	4.73	168,750	4.73

Warrants exercisable - end of year	150,000		168,750		168,750
Weighted-average fair value of warrants granted		$-		$-		$-

At March 26, 2006, 203,500 common shares were reserved for future restricted stock or stock option grants.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE K (continued)

The following table summarizes information about stock options and warrants at March 26, 2006:

	Options and warrants outstanding			Options and warrants exercisable
Range of exercise prices	Number outstanding at 3/26/06	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable at 3/26/06	Weighted-average exercise price

$ 3.19 to $ 4.00	1,316,024	3.0	$3.36	1,302,692	$3.35
4.01 to 5.62	123,750	7.9	5.35	52,083	5.17
5.63 to 6.20	42,250	1.2	6.20	42,250	6.20

$ 3.19 to $ 6.20	1,482,024	3.4	$3.61	1,397,025	$3.51

3.    Common Stock Purchase Rights

On June 20, 1995, the Board of Directors declared a dividend distribution of one common stock purchase right (the “Rights”) for each outstanding share of Common Stock of the Company. The distribution was paid on June 20, 1995 to the shareholders of record on June 20, 1995. The terms of the Rights were amended on April 6, 1998 and December 8, 1999. Each Right, as amended, entitles the registered holder thereof to purchase from the Company one share of the Common Stock at a price of $4.00 per share (the “Purchase Price”), subject to adjustment for anti-dilution. New Common Stock certificates issued after June 20, 1995 upon transfer or new issuance of the Common Stock will contain a notation incorporating the Rights Agreement by reference.

The Rights are not exercisable until the Distribution Date. The Distribution Date is the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Common Stock, as amended, or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement, or announcement of an intention to make a tender offer or exchange offer by a person (other than the Company, any wholly-owned subsidiary of the Company or certain employee benefit plans) which, if consummated, would result in such person becoming an Acquiring Person. The Rights were set to expire on June 19, 2005. On June 15, 2005, The Board of Directors approved an extension of the Rights through June 19, 2010, unless earlier redeemed by the Company under essentially the same terms and conditions.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

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

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company has reserved 9,285,923 shares of Common Stock for issuance upon exercise of the Rights.

4.    Stock Repurchase Plan

On September 14, 2001, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The Company completed its initial Stock Repurchase Plan at a cost of approximately $3,670 during the fiscal year ended March 30, 2003. On October 7, 2002, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 additional shares of the Company’s common stock. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. The Company expects to fund these stock repurchases from its operating cash flow. Through March 26, 2006, 891,100 additional shares have been repurchased at a cost of approximately $3,488.

5.    Employment Agreements

We entered into an employment agreement with Howard M. Lorber, our Chairman and Chief Executive Officer, effective as of January 1, 2005. The agreement expires December 31, 2009. Pursuant to the agreement, Mr. Lorber receives a base salary of $250 and an annual bonus equal to 5 percent of our consolidated pre-tax earnings over $5,000 for each fiscal year. The agreement further provides for a consulting agreement after the termination of employment during which Mr. Lorber will receive a consulting payment of $225 per year. Mr. Lorber is also entitled to a severance payment in certain circumstances upon termination, as defined in the agreement. The employment agreement also provides Mr Lorber the right to participate in employment benefits offered to other Nathan’s executives. In connection with the agreement, we issued to Mr. Lorber 50,000 shares of restricted common stock which vest ratably over the 5-year term of the employment agreement.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE K (continued)

A charge of $363 based on the fair market value of the Company’s common stock has been recorded to deferred compensation and is being amortized to earnings ratably over the vesting period.

In the event that Mr. Lorber’s employment is terminated without cause, he is entitled to receive his salary and bonus for the remainder of the contract term. The employment agreement further provides that in the event there is a change in control, as defined in the agreement, Mr. Lorber has the option, exercisable within one year after such event, to terminate his employment agreement. Upon such termination, he has the right to receive a lump sum cash payment equal to the greater of (A) his salary and annual bonuses for the remainder of the employment term (including a prorated bonus for any partial fiscal year), which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination; or (B) 2.99 times his salary and annual bonus for the fiscal year immediately preceding the fiscal year of termination, as well as a lump sum cash payment equal to the difference between the exercise price of any exercisable options having an exercise price of less than the then current market price of the Company’s common stock and such then current market price. In addition, Nathan’s will provide Mr. Lorber with a tax gross-up payment to cover any excise tax due. In the event of termination due to Mr. Lorber’s death or disability, he is entitled to receive an amount equal to his salary and annual bonuses for a three-year period, which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination.

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. Consequently, the employment agreement has been extended annually through December 31, 2006, based on the original terms, and no non-renewal notice has been given as of June 9, 2006. The agreement provides for annual compensation of $289 plus certain other benefits. In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

The Company and the President of Miami Subs, pursuant to the merger agreement, entered into an employment agreement on September 30, 1999 for a period commencing on September 30, 1999 and ending on September 30, 2002. The agreement provides for annual compensation of $210 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. No non-renewal notice has been given as of June 9, 2006. The agreement includes a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined. In the event a non-renewal notice is delivered, the Company must pay the officer an amount equal to the employee’s base salary as then in effect.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

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

The Company and one employee of Miami Subs entered into a severance agreement dated November 14, 2003, which provides that upon termination of the employee’s employment, the employee will receive a severance payment in an amount equal to the employee’s annual compensation of $115 per year. The severance payment is payable in six equal monthly installments following such termination.

Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company on up to 30-days’ prior written notice by the Company in the event of disability or “cause,” as defined in each agreement.

6.    401(k) Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21 who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Company contributions are discretionary. The Company matches contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004 were $26, $22, and $21, respectively.

7.    Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE L - COMMITMENTS AND CONTINGENCIES

1.    Commitments

The Company’s operations are principally conducted in leased premises. The leases generally have initial terms ranging from 5 to 20 years and usually provide for renewal options ranging from 5 to 20 years. Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance). Certain of the leases require additional (contingent) rental payments if sales volumes at the related restaurants exceed specified limits. As of March 26, 2006, the Company has noncancelable operating lease commitments, net of certain sublease rental income, as follows:

	Lease commitments	Sublease income	Net lease commitments

2007	$3,364	$1,878	$1,486
2008	2,806	1,603	1,203
2009	1,931	1,100	831
2010	1,614	937	677
2011	873	648	225
Thereafter	1,337	1,061	276

	$11,925	$7,227	$4,698

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,037, $1,278, and $1,584 for the fiscal years ended March 26, 2006, March 27, 2005, and March 28, 2004, respectively.

The Company also owns or leases sites, which it in turn subleases to franchisees, which expire on various dates through 2015 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

The Company also subleases locations to third parties. Such sub-leases provide for minimum annual rental payments by the Company aggregating approximately $2,202 and expire on various dates through 2015 exclusive of renewal options.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE L (continued)

Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense was approximately $47, $52 and $67 for the fiscal years ended March 26, 2006, March 27, 2005, and March 28, 2004 respectively.

2.    Guarantees

The Company guarantees certain equipment financing for franchisees with a third-party lender. The Company’s maximum obligation, should the franchisees default on the required monthly payment to the third-party lender, for loans funded by the lender, as of March 26, 2006, was approximately $16. The equipment financing expires at various dates through fiscal 2007.

In August 2001, Miami Subs entered into an agreement with a franchisee and a bank, which called for the assumption of a note payable by the franchisee and the repayment of an existing note receivable from the franchisee. The Company also guarantees a franchisee’s note payable with a bank. The note payable matures in fiscal 2007. The Company’s maximum obligation, should the franchisee default on the required monthly payments to the bank, for the loan funded by the lender, as of March 26, 2006, was approximately $189.

The guarantees referred to above were entered into by the Company prior to December 31, 2002 and have not been modified since that date, which was the effective date for FIN 45 “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.”

3.    Contingencies

An action was commenced, in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida in September 2001 against Miami Subs and EKFD Corporation, a Miami Subs franchisee (“the franchisee”) claiming negligence in connection with a slip and fall which allegedly occurred on the premises of the franchisee for unspecified damages. Pursuant to the terms of the Miami Subs Franchise Agreement, the franchisee is obligated to indemnify Miami Subs and hold it harmless against claims asserted and procure an insurance policy which names Miami Subs as an additional insured. Miami Subs has denied any liability to plaintiffs and has made demand upon the franchisee’s insurer to indemnify and defend against the claims asserted. The insurer has agreed to indemnify and defend Miami Subs and has assumed the defense of this action for Miami Subs.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE L (continued)

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

Ismael Rodriguez commenced an action, in the Supreme Court of the State of New York, Kings County, in May 2004 against Nathan’s Famous, Inc. seeking damages of $1,000 for claims of age discrimination in connection with the termination of Mr. Rodriguez’s employment. Mr. Rodriguez was terminated from his position in connection with his repeated violation of company policies and failure to follow company-mandated procedures. On October 28, 2005, we executed a settlement and release of all claims by the employee against the Company. The settlement did not have a material effect on our financial position, results of operations or cash flows.

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

In July 2001, a female manager at one of our company-owned restaurants filed a charge with the Equal Employment Opportunity Commission (“EEOC”) claiming sex discrimination in violation of Title VII of the Civil Rights Act of 1964 and a violation of the Equal Pay Act. The employee claimed that she was being paid less than male employees for comparable work, which Nathan’s denied. In June and August 2004, the employee filed further charges with the EEOC claiming that Nathan’s had retaliated against her, first by refusing her request for a shift change and then by terminating her employment in July 2004. Following a determination by the EEOC in May 2005 that there was no reasonable cause to believe that the employee was terminated in retaliation for filing a charge of discrimination, but that there was reasonable cause to believe that she was paid less than similarly situated males in violation of the Equal Pay Act and Title VII and that she was denied a request for a change in shift in retaliation for filing the discrimination charge, the EEOC advised that it would engage in conciliation and settlement efforts to try to resolve the employee’s charges. On September 30, 2005, those efforts resulted in the settlement and release of all claims by the employee against the Company, and of any related charges made by the EEOC against the Company. The settlement did not have a material effect on our financial position, results of operations or cash flows.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE L (continued)

The Company is involved in various other litigation in the normal course of business, none of which, in the opinion of management, will have a significant adverse impact on its financial position or results of operations.

NOTE M - RELATED PARTY TRANSACTIONS

An accounting firm of which Mr. Raich, who joined Nathan’s Board of Directors on June 15, 2004, serves as Managing Partner, received ordinary tax preparation and other consulting fees of $108, $127, and $99 for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004, respectively.

A firm on which Mr. Lorber serves as chairman of the board of directors, and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $25, $49, and $26 for the fiscal years ended March 26, 2006, March 27, 2005, and March 28, 2004, respectively.

NOTE N - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 2004, the Company’s management continued to monitor and evaluate the collectibility and potential impairment of its assets, in particular, notes receivable, certain fixed assets and certain intangible assets. In connection therewith, impairment charges on certain notes receivable of $108 and impairment charges on fixed assets of $25 were recorded in the fourth quarter. It is management’s opinion that these adjustments are properly recorded in the fourth quarter based upon the facts and circumstances that became available in that period.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 26, 2006, March 27, 2005 and March 28, 2004

NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2006
Total revenues (a)	$11,382	$11,653	$9,505	$8,820
Gross profit (a)(b)	1,927	2,624	1,754	1,255
Net income (a)	$1,169	$3,108	$770	$630

Per share information
Net income per share
Basic (c)	$.21	$.56	$.14	$.11
Diluted (c)	$.18	$.48	$.12	$.10

Shares used in computation of net income per share
Basic (c)	5,555,000	5,566,000	5,594,000	5,620,000
Diluted (c)	6,474,000	6,527,000	6,565,000	6,620,000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2005
Total revenues (a)	$9,292	$9,926	$7,357	$7,720
Gross profit (a)(b)	1,812	2,243	1,033	942
Net income (a)	$950	$1,090	$476	$221

Per share information
Net income per share
Basic (c)	$.18	$.21	$.09	$.04
Diluted (c)	$.16	$.18	$.08	$.04

Shares used in computation of net income per share
Basic (c)	5,214,000	5,203,000	5,352,000	5,459,000
Diluted (c)	5,913,000	5,924,000	6,173,000	6,312,000

(a)
Total revenues and gross profit were adjusted from amounts previously reported on Forms 10-Q to reflect a reclassification of continuing operations to discontinued operations in the fiscal year ended March 26, 2006.

(b)	Gross profit represents the difference between sales and cost of sales.

(c)
The sum of the quarters does not equal the full year per share amounts included in the accompanying consolidated statements of earnings due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 26, 2006, March 27, 2005 and March 28, 2004

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		(1)	(2)
Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of period

Fifty-two weeks ended March 26, 2006
Allowance for doubtful accounts -
accounts receivable	$177	$10	$-		$10(a	)	$177
Lease reserve and termination costs	$198	$-	$-		$-		$198

Fifty-two weeks ended March 27, 2005
Allowance for doubtful accounts -
accounts receivable	$328	$13	$17(b	)	$181		$177
Lease reserve and termination costs	$532	$-	$-		$334(c	)	$198

Fifty-two weeks ended March 28, 2004
Allowance for doubtful accounts -
accounts receivable	$418	$-	$-		$90(a	)	$328
Lease reserve and termination costs	$529	$80	$-		$77(c	)	$532

(a)	Uncollectible amounts written off
(b)	Provision charged to advertising fund
(c) Payment of lease termination and other costs

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated June 9, 2006, accompanying the consolidated financial statements and schedule included in the Annual Report of Nathan’s Famous, Inc. and Subsidiaries on Form 10-K for the year ended March 26, 2006. We hereby consent to the incorporation by reference of said report in the Registration Statements of Nathan’s Famous, Inc. on Forms S-8 (Registration Nos. 33-72066, 33-89442, 33-93396, 333-86043, 333-86195, 333-92995, 333-82760 and 333-101355).

GRANT THORNTON LLP

Melville, New York
June 9, 2006