Form 10-Q
period 2006-06-25
NATHANS FAMOUS INC
filed 2006-08-07
CIK 69733

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended June 25, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ______ to ______.

Commission File Number 0-3189

NATHAN'S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At August 2, 2006, an aggregate of 5,749,299 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 25, 2006	March 26, 2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,648	$3,009
Marketable securities	16,731	16,882
Notes and accounts receivable, net	5,727	3,908
Inventories	1,250	817
Prepaid expenses and other current assets	516	1,019
Deferred income taxes	951	1,364

Total current assets	28,823	26,999

Notes receivable, net	75	137
Property and equipment, net	4,518	4,568
Goodwill	95	95
Intangible assets, net	3,822	3,884
Deferred income taxes	1,521	1,484
Other assets, net	256	256

	$39,110	$37,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of capital lease obligation	$37	$8
Accounts payable	2,786	2,091
Accrued expenses and other current liabilities	4,814	5,606
Deferred franchise fees	393	219

Total current liabilities	8,030	7,924

Capital lease obligation, less current maturities	-	31
Other liabilities	1,386	1,420

Total liabilities	9,416	9,375

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 7,640,399 and 7,600,399 shares issued; 5,749,299 and 5,709,299 shares outstanding at June 25, 2006 and March 26, 2006, respectively	77	76
Additional paid-in capital	43,988	43,699
Deferred compensation	(190)	(208)
Accumulated deficit	(6,801)	(8,197)
Accumulated other comprehensive loss	(222)	(164)

	36,852	35,206
Treasury stock, at cost, 1,891,100 shares at June 25, 2006 and March 26, 2006.	(7,158)	(7,158)

Total stockholders’ equity	29,694	28,048

	$39,110	$37,423

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended June 25, 2006 and June 26, 2005
(in thousands, except share and per share amounts)
(Unaudited)

	June 25, 2006	June 26, 2005
REVENUES
Sales	$9,162	$8,222
Franchise fees and royalties	1,677	1,748
License royalties	1,176	1,157
Interest income	132	82
Investment and other income	97	173
Total revenues	$12,244	11,382

COSTS AND EXPENSES
Cost of sales	6,619	6,295
Restaurant operating expenses	844	783
Depreciation and amortization	197	199
Amortization of intangible assets	65	65
General and administrative expenses	2,214	2,105
Interest expense	1	11
Other expense, net	35	-
Total costs and expenses	9,975	9,458

Income from continuing operations before provision for income taxes	2,269	1,924
Provision for income taxes	873	733
Income from continuing operations	1,396	1,191

Loss from discontinued operations, before income taxes.	-	(37)
Income tax benefit	-	(15)
Loss from discontinued operations	-	(22)
Net income	$1,396	$1,169

PER SHARE INFORMATION
Basic income (loss) per share:
Income from continuing operations	$.24	$.21
(Loss) from discontinued operations	-	(.00)
Net income	$.24	$.21

Diluted income (loss) per share:
Income from continuing operations	$.22	$.18
(Loss) from discontinued operations	-	(.00)
Net income	$.22	$.18

Weighted average shares used in computing income per share
Basic	5,733,000	5,555,000
Diluted	6,316,000	6,474,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirteen weeks ended June 25, 2006
(in thousands, except share amounts)
(Unaudited)

	Common	Common	Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Deficit	Loss	Shares	Amount	Equity	Income (Loss)
Balance, March 26, 2006	7,600,399	$76	$43,699	$(208)	$(8,197)	$(164)	1,891,100	$(7,158)	$28,048
Shares issued in connection with exercise of employee stock options	40,000	1	180	-	-	-	-	-	181
Income tax benefit on stock option exercises	-	-	74	-	-	-	-	-	74
Share-based compensation	-	-	35	-	-	-	-	-	35
Amortization of deferred compensation relating to restricted stock	-	-	-	18	-	-	-	-	18
Unrealized losses on marketable securities, net of deferred income tax benefit of $31	-	-	-	-	-	(58)	-	-	(58)	(58)
Net income	-	-	-	-	1,396	-	-	-	1,396	1,396
Comprehensive income	-	-	-	-	-	-	-	_ -	-	$1,338
Balance, June 25, 2006	7,640,399	$77	$43,988	$(190)	$(6,801)	$(222)	1,891,100	$(7,158)	$29,694

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirteen weeks ended June 25, 2006 and June 26, 2005
(in thousands)
(Unaudited)

	June 25, 2006,	June 26, 2005
Cash flows from operating activities:
Net income	$1,396	$1,169
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	197	199
Amortization of intangible assets	65	65
Amortization of bond premium	62	50
Amortization of deferred compensation	18	18
Share-based compensation expense	35	-
Provision for doubtful accounts	3	3
Income tax benefit on stock option exercises	-	20
Gain on disposal of fixed assets	(6)	(25)
Deferred income taxes	407	8
Changes in operating assets and liabilities:
Notes and accounts receivable	(1,778)	(1,415)
Inventories	(433)	(2)
Prepaid expenses and other current assets	503	(40)
Other assets	-	(5)
Accounts payable, accrued expenses and other current liabilities	(97)	967
Deferred franchise fees	174	17
Other liabilities	(28)	(76)

Net cash provided by operating activities	518	953

Cash flows from investing activities:
Proceeds from sale of available for sale securities	-	1,000
Purchase of available for sale securities	-	(533)
Purchase of intellectual property	(3)	-
Purchases of property and equipment	(147)	(151)
Payments received on notes receivable	18	83
Proceeds from sales of property and equipment	-	515

Net cash (used in) provided by investing activities	(132)	914

Cash flows from financing activities:
Principal repayments of capitalized lease obligation	(2)	(43)
Income tax benefit on stock option exercises	74	-
Proceeds from the exercise of stock options and warrants	181	_72

Net cash provided by financing activities	253	29

Net change in cash and cash equivalents	639	1,896

Cash and cash equivalents, beginning of period	3,009	2,935

Cash and cash equivalents, end of period	$3,648	$4,831

Cash paid during the period for:
Interest	$1	$11
Income taxes	$73	$61

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2006
(Unaudited)

NOTE A - BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s”, the “Company” or “we”) for the thirteen week periods ended June 25, 2006 and June 26, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

    Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 26, 2006.

    A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies subsequent to March 26, 2006, except as disclosed in Note D.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

    In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs--an amendment of ARB No.43” (“SFAS No.151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No.151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No.151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 has not had a material impact on the Company’s financial position or results of operations.

    In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No.154”). Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 has not had a material impact on the Company’s financial position or results of operations.

    In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen-week periods ended June 25, 2006 and June 26, 2005, respectively.

Thirteen weeks

	Income from Continuing Operations		Number of Shares		Income from Continuing Operations Per Share
	2006	2005	2006	2005	2006	2005
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,396	$1,191	5,733	5,555	$0.24	$0.21
Effect of dilutive employee stock options and warrants	-	-	583	919	(0.02)	(0.03)
Diluted EPS
Diluted calculation	$1,396	$1,191	6,316	6,474	$0.22	$0.18

Options and warrants to purchase 197,500 and 19,500 shares of common stock in the thirteen-week periods ended June 25, 2006 and June 26, 2005, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods.

NOTE D - STOCK BASED COMPENSATION

As of the beginning of fiscal 2007, we adopted SFAS 123R, “Share-based Payments”, (“SFAS No. 123R”) using the modified prospective method. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to awards vesting after the date of initial adoption to be recognized by the Company in the financial statements over the remaining requisite service period. Therefore, the amount of compensation costs to be recognized over the requisite service period on a prospective basis after March 26, 2006 will include: (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested as of, March 26, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to March 26, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to March 26, 2006 measured as of the date of such modification.

     When recording compensation cost for equity awards, SFAS 123R requires companies to estimate at the date of grant the number of equity awards granted that are expected to be forfeited and to subsequently adjust the estimated forfeitures to reflect actual forfeitures.

     For tax purposes, Nathan’s expects to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the stock options vest or are exercised. SFAS 123R requires that compensation cost be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. The cumulative compensation cost recognized for equity awards pursuant to SFAS 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS 109, “Accounting for Income Taxes”. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase to additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the stock options vest or are exercised or expire unless we have an available additional paid-in capital pool, as defined pursuant to SFAS 123R (“APIC Pool”). Nathan’s is required to assess whether there is an available APIC Pool when the restrictions lapse or stock options are exercised or expire.

     SFAS 123R also amends SFAS 95, “Statement of Cash Flows”, to require companies to change the classification in the statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of nonvested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows.

In October 2005, the FASB issued Staff Position No. FAS 123R-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R.”  As a practical accommodation, in determining the grant date of an award subject to Statement 123R, assuming all other criteria in the grant date definition have been met, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if both of the following conditions are met: (a) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer; and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval.

In November 2005, the FASB issued Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." FAS 123R-3 provides that companies may elect to use a specified alternative method to calculate the historical APIC Pool of excess tax benefits available to absorb tax deficiencies recognized upon adoption of SFAS No. 123R. The option to use the alternative method is available regardless of whether SFAS No. 123R was adopted using the modified prospective or modified retrospective application transition method, and whether it is has the ability to calculate its pool of excess tax benefits in accordance with the guidance in paragraph 81 of SFAS No. 123R. This method only applies to awards that are fully vested and outstanding upon adoption of SFAS No. 123R.

The adoption of these staff positions is not expected to have a material impact on our financial position or results of operations.

The incremental pre-tax share-based compensation expense recognized pursuant to the adoption of SFAS 123R for the thirteen weeks ended June 25, 2006 was $35,000. The incremental share-based compensation expense caused income before income taxes to decrease by $35,000, net income to decrease by $21,000 and had no effect on basic and diluted earnings per share. Total share-based compensation expense recognized under SFAS 123R, including the incremental pre-tax share-based compensation expense above, was $53,000, with an associated tax benefit of $21,000, and was included in general and administrative expense in our accompanying Consolidated Statement of Earnings for the thirteen weeks ended June 25, 2006. As of June 25, 2006, there was $1,305,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over a period of 5 years, which represents the requisite service period for such awards.

During the thirteen weeks ended June 25, 2006, the Company granted 197,500 options having an exercise price of $13.08 per share. All of the options granted will be vested as follows: 20% on the first anniversary of the grant, 40% on the second anniversary of the grant, 60% on the third anniversary of the grant, 80% on the fourth anniversary of the grant and 100% on the fifth anniversary of the grant. All options have an expiration date of ten years from the date of grant. No options were granted during the thirteen weeks ended June 26, 2005.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirteen weeks ended June 25, 2006 are as follows:

2006
Weighted-average option fair values	$6.1686
Expected life (years)	7.0
Interest rate	5.21%
Volatility	34.33%
Dividend yield	0%

Prior to March 26, 2006, Nathan’s accounted for share-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS 123, and accordingly, did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant.

    The following table illustrates the effect on net income and earnings per share had the fair value-based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” been applied to stock-based employee compensation during the thirteen weeks ended June 26, 2005. Additional compensation expense of $22,000 would have been recognized for the thirteen weeks ended June 26, 2005, and the effect on net income and net income per share would have been as follows:

June 26, 2005
(in thousands, except per share amounts)
Net income, as reported	$1,169
Add: Stock-based compensation included in net income	11
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(33)
Pro forma net income	$1,147
Earnings per Share
Basic - as reported	$0.21
Diluted - as reported	$0.18
Basic - pro forma	$0.21
Diluted - pro forma	$0.18

Stock Incentive Plans and Warrants

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

On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the “Directors’ Plan”), which provides for the issuance of nonqualified stock options to non-employee directors, as defined, of the Company. Under the Directors’ Plan, 200,000 shares of common stock have been authorized and issued. Options awarded to each non-employee director are fully vested, subject to forfeiture under certain conditions and shall be exercisable upon vesting. The Directors’ Plan expired with respect to the granting of new options on December 31, 2004. As of June 25, 2006, there are no options outstanding under this plan.

In April 1998, the Company adopted the Nathan’s Famous, Inc. 1998 Stock Option Plan (the “1998 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 500,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the 1998 Plan. As of June 25, 2006, no shares are available to be issued in the future under this plan.

In June 2001, the Company adopted the Nathan’s Famous, Inc. 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 350,000 shares of common stock have been reserved for issuance upon the exercise of options granted and for future issuance in connection with awards under the 2001 Plan. As of June 25, 2006, there are 3,500 shares available to be issued in the future under this plan.

In June 2002, the Company adopted the Nathan’s Famous, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the issuance of nonqualified stock options or restricted stock awards to directors, officers and key employees. Up to 300,000 shares of common stock have been reserved for issuance in connection with awards under the 2002 Plan. As of June 25, 2006, there are 2,500 shares available to be issued in the future under this plan.

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

On July 17, 1997, the Company granted to its Chairman and Chief Executive Officer a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.25 per share, representing the market price of the Company’s common stock on the date of grant. The shares vested at a rate of 25% per annum commencing July 17, 1998 and the warrant expires in July 2007.

In January 2005, Nathan’s issued 50,000 shares of restricted common stock to its Chairman and Chief Executive Officer in connection with a new employment agreement. These shares vest ratably over 5 years. A charge of $362,500, representing the market price of the Company’s common stock on the date of grant, was recorded to deferred compensation and is being amortized to earnings ratably over the vesting period.

     In general, our stock incentive plans have a term of ten years and vest over periods of between three and five years. We have historically issued new shares of common stock for options that have been exercised and determined the grant date fair value of options and warrants granted using the Black-Scholes option valuation model.

     Stock options and warrants outstanding:

Transactions under all plans for the thirteen weeks ended June 25, 2006, are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 26, 2006	1,332,024	$3.78	3.6

Granted	197,500	$13.08
Expired	(3,750)	$6.20
Exercised	(40,000)	$4.51

Options outstanding at June 25, 2006	1,485,774	$4.87	4.3	$11,911,000

Options exercisable at June 25, 2006	1,248,274	$3.56	3.3	$11,611,000

Weighted-average fair value of options granted		$6.1686

Warrants outstanding at March 26, 2006	150,000	$3.25	1.3
Granted	-	-
Expired	-	-
Exercised	-	-

Warrants outstanding at June 25, 2006	150,000	$3.25	1.1	$1,441,000

Warrants exercisable at June 25, 2006	150,000		1.1	$1,441,000

Weighted-average fair value of warrants granted		$-

The aggregate intrinsic value of the stock options exercised during the thirteen weeks ended June 25, 2006 and June 26, 2005 was $189,000 and $48,000, respectively.

NOTE E - ACQUISITION

On February 28, 2006, the Company acquired all trademarks and other intellectual property relating to the Arthur Treacher’s brand from PAT Franchise Systems, Inc. (“PFSI”) for $1,250,000 in cash plus related expenses of approximately $100,000 and terminated its Co-Branding Agreement with PFSI. Since fiscal 2000, the Company has successfully co-branded certain Arthur Treacher’s signature products in the Nathan’s franchise system. Based upon such co-branding success, the Company acquired these assets to continue its co-branding efforts and seek new means of distribution.

The Company simultaneously granted back to PFSI a limited license to use the Arthur Treacher’s intellectual property solely for the purposes of: (a) PFSI continuing to permit the operation of its existing Arthur Treacher’s franchised restaurant system (approximately 60 restaurants); and (b) PFSI granting rights to third parties who wish to develop new traditional Arthur Treacher’s quick service restaurants in Indiana, Maryland, Michigan, Ohio, Pennsylvania, Virginia, Washington D.C. and areas of Northern New York State (collectively, the “PFSI Markets”). The Company also retained certain rights to sell franchises for the operation of Arthur Treacher’s restaurants in certain circumstances within the geographic scope of the PFSI Markets. PFSI has no obligation to pay fees or royalties to the Company in connection with its use of any Arthur Treacher’s intellectual property within the PFSI Markets.

NF Treacher’s Corp., a wholly owned subsidiary, was created for the purpose of acquiring these assets. The acquired assets have been recorded at fair value as trademarks and trade names based upon the preliminary purchase price allocation, which is subject to adjustment based upon finalization of a valuation, and which will be subject to periodic impairment testing. No restaurants were acquired in this transaction.

NOTE F - PROPERTY AND EQUIPMENT, NET

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

During the thirteen weeks ended June 26, 2005, the Company sold one Company-owned restaurant that it had previously leased to the operator pursuant to a management agreement, for total cash consideration of $515,000 and entered into a franchise agreement with the buyer to continue operating the restaurant. As the Company expects to have a continuing stream of cash flows from this restaurant, the results of operations for this restaurant are included in “Income from continuing operations before income taxes” in the accompanying consolidated statements of operations for the thirteen-week period ended June 26, 2005 through the date of sale. There were no sales of Company-owned restaurants during the thirteen-week period ended June 25, 2006.

The results of operations for this restaurant for the thirteen weeks ended June 26, 2005 are as follows:

(in thousands)
Total revenues	$59
Income from continuing operations before income taxes	$57

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

On July 13, 2005, Nathan’s sold all of its right, title and interest in and to a vacant real estate parcel previously utilized as a parking lot, adjacent to a Company-owned restaurant, located in Brooklyn, New York, in exchange for a cash payment of $3,100,000. Nathan’s also entered into an agreement pursuant to which an affiliate of the buyer has assumed all of Nathan’s rights and obligations under a lease for an adjacent property and has agreed to pay $500,000 to Nathan’s on the earlier of (i) three years after closing or (ii) six months after the closing of the adjacent property, $100,000 of which has been paid and recognized into income in the fiscal year ended March 26, 2006. On January 17, 2006, the adjacent property was sold and the remaining balance of $400,000 became due, although such amount has not been received. The operating expenses for this property have been included in discontinued operations for the thirteen-week period ended June 26, 2005 as the Company has no continuing involvement in the operation of, or cash flows from, this property.

The results of operations from these properties are as follows for the thirteen weeks ended June 26, 2005 are as follows:

(in thousands)
Total revenues	$-
Loss from discontinued operations before income taxes	$(37)

NOTE G- STOCK REPURCHASE PROGRAM

        On September 14, 2001, Nathan’s was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to one million additional shares of its common stock. Through June 25, 2006, Nathan’s purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan’s has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company’s common stock during the thirteen weeks ended June 25, 2006. Nathan’s expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan’s expects to fund these stock repurchases from its operating cash flow.

NOTE H - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Thirteen Weeks Ended
	June 25, 2006	June 26, 2005
	(in thousands)
Net income	$1,396	$1,169
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) provision of (31) and $54, respectively	(58)	83
Comprehensive income	$1,338	$1,252

   Accumulated other comprehensive loss at June 25, 2006 and March 26, 2006 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

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

2. Guarantees

    The Company guarantees certain equipment financing for certain franchisees with a third-party lender. The Company’s maximum obligation, should all of the franchisees default on the required monthly payment to the third-party lender for loans funded by the lender, as of June 25, 2006, would be approximately $4,000. The equipment financing expires at various dates through fiscal 2007.

    The Company also guarantees a franchisee’s note payable with a bank. The note payable matures in August 2006. The Company’s maximum obligation, should the franchisee default on the required monthly payments to the bank, for loans funded by the lender, as of June 25, 2006, would be approximately $184,000.

    The guarantees referred to above were entered into by the Company prior to December 31, 2002 and have not been modified since that date, which was the effective date for FIN 45 “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.”

NOTE J - RECLASSIFICATIONS

    Certain reclassifications of prior period balances have been made to conform to the June 25, 2006 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or “the Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

    Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s, Miami Subs, Arthur Treacher’s and Kenny Rogers restaurant concepts and licensing the sale of Nathan’s products within supermarkets and other retail venues. The Branded Product Program enables foodservice operators to offer Nathans’ hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans’ trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

    In addition to plans for expansion of our Branded Product Program and through franchising, Nathan’s continues to co-brand within its restaurant system. Currently, the Arthur Treacher’s brand is being sold within 110 Nathan’s and Miami Subs restaurants, the Nathan’s brand is included on the menu of 54 Miami Subs restaurants, while the Kenny Rogers Roasters brand is being sold within 100 Nathan’s and Miami Subs restaurants.

     At June 25, 2006, our combined restaurant system consisted of 362 franchised or licensed units and six Company-owned units (including one seasonal unit), located in 23 states and 11 foreign countries. At June 25, 2006, and June 26, 2005, our Company-owned restaurant system included six Nathan’s units (including one seasonal unit).

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

Impairment of Goodwill and Other Intangible Assets

    Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment expenses may be required. No goodwill or other intangible assets were determined to be impaired during the thirteen weeks ended June 25, 2006.

Impairment of Long-Lived Assets

    Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144") requires management judgments regarding the future operating and disposition plans for under-performing assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant’s carrying value. No restaurants were determined to be impaired during the thirteen weeks ended June 25, 2006.

 Impairment of Notes Receivable

    Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” requires management judgments regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor’s ability to meet its obligation over that extended term. No notes receivable were determined to be impaired during the thirteen weeks ended June 25, 2006.

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

Share-based Compensation

     We have various share-based compensation plans that provide stock options and restricted stock awards for certain employees and non-employee directors to purchase shares of our common stock. Prior to our adoption of SFAS 123R at the beginning of fiscal 2007, we accounted for share-based compensation in accordance with APB 25, which utilizes the intrinsic value method of accounting for share-based compensation, as compared to using the fair-value method prescribed in SFAS 123R. Nathan’s uses the Black-Scholes option valuation model in order to determine the fair value of options granted The Black-Scholes option pricing model requires the input of highly subjective assumptions about the future, including the expected option life, expected option forfeitures and future stock price volatility. As such, changes in the Company’s assumptions could result in a different fair value. During the thirteen weeks ended June 25, 2006, we recorded share-based compensation expense of $35,000. No share-based compensation expense attributable to stock option grants was recorded during the thirteen weeks ended June 26, 2005. Nathan’s also expects to incur quarterly expenses of approximately $86,600 for the remainder of fiscal 2007 principally in connection with its June 2006 option grants.

Income Taxes

     When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. In considering the need for a valuation allowance against some portion or all of our deferred tax assets, we must make certain estimates and assumptions regarding future taxable income, the feasibility of tax planning strategies and other factors. Changes in facts and circumstances or in the estimates and assumptions that are involved in establishing and maintaining a valuation allowance against deferred tax assets could result in adjustments to the valuation allowance in future quarterly or annual periods.

     As of March 26, 2006 and June 25, 2006, we maintained a valuation allowance of $346,000 for deferred tax assets related to certain federal and certain state net operating loss carryforwards and AMT tax credit carryforwards. Even though we expect to generate taxable income, realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

     We use an estimate of our annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to our effective tax rate in future quarterly or annual periods.

Results of Operations

Thirteen weeks ended June 25, 2006 compared to thirteen weeks ended June 26, 2005

Revenues from Continuing Operations

    Total sales increased by $940,000 or 11.4% to $9,162,000 for the thirteen weeks ended June 25, 2006 ("fiscal 2007 period") as compared to $8,222,000 for the thirteen weeks ended June 26, 2005 ("fiscal 2006 period"). Sales from the Branded Product Program increased by 17.8% to $5,073,000 for the fiscal 2007 period as compared to sales of $4,305,000 in the fiscal 2006 period. This increase was primarily attributable to increased volume and from a net price increase of approximately 2.4%. Total Company-owned restaurant sales (representing six comparable Nathan’s restaurants) were $3,254,000 as compared to $3,306,000 during the fiscal 2006 period. During the fiscal 2007 period, sales to our television retailer were approximately $224,000 higher than the fiscal 2006 period resulting from the introduction of new products and more airings.

    Franchise fees and royalties decreased by $71,000 or 4.1% to $1,677,000 in the fiscal 2007 period compared to $1,748,000 in the fiscal 2006 period. Franchise royalties were $1,552,000 in the fiscal 2007 period as compared to $1,512,000 in the fiscal 2006 period. Domestic franchise restaurant sales decreased by 1.6% to $40,445,000 in the fiscal 2007 period as compared to $41,094,000 in the fiscal 2006 period. This decline of $649,000 represents the net sales difference between new units that have opened and the units that have closed between the two periods, and slightly lower sales from our comparable restaurants. Comparable domestic franchise sales (consisting of 205 restaurants) decreased by $232,000 or 0.6% to $35,921,000 in the fiscal 2007 period as compared to $36,153,000 in the fiscal 2006 period. During the fiscal 2007 period, we received $27,000 of royalties that were previously deemed to be uncollectable and increased royalty income by $23,000 as a result of our acquisition of the Arthur Treacher’s intellectual property. At June 25, 2006, 362 domestic and international franchised or licensed units were operating as compared to 363 domestic and international franchised or licensed units at June 26, 2005. During the thirteen weeks ended June 25, 2006, royalty income from 23 domestic franchised locations has been deemed unrealizable as compared to 22 domestic franchised locations during the thirteen weeks ended June 26, 2005. Domestic franchise fee income was $74,000 in the fiscal 2007 period as compared to $59,000 in the fiscal 2006 period. International franchise fee income was $51,000 in the fiscal 2007 period, as compared to $111,000 during the fiscal 2006 period. During the fiscal 2007 period, four new franchised units opened, including one unit in Japan. During the fiscal 2006 period, 11 new franchised units were opened including five international units, and one franchised unit that previously operated pursuant to a management agreement. During the thirteen weeks ended June 26, 2005, Nathan’s also recognized $66,000 of forfeited franchise fees.

    License royalties were $1,176,000 in the fiscal 2007 period as compared to $1,157,000 in the fiscal 2006 period.

Interest income was $132,000 in the fiscal 2007 period versus $82,000 in the fiscal 2006 period due primarily to higher interest earned on the increased amount of marketable securities owned during the fiscal 2007 period as compared to the fiscal 2006 period.

     Investment and other income was $97,000 in the fiscal 2007 period versus $173,000 in the fiscal 2006 period. This reduction was due primarily to lower income from subleasing activities of $31,000, lower revenues under supplier contracts of $27,000 and lower gains from asset sales of $21,000.

Costs and Expenses from Continuing Operations

    Cost of sales increased by $324,000 to $6,619,000 in the fiscal 2007 period from $6,295,000 in the fiscal 2006 period. Our gross profit (representing the difference between sales and cost of sales) was $2,543,000 or 27.8% during the fiscal 2007 period as compared to $1,927,000 or 23.4% during the fiscal 2006 period. The primary reason for this improved margin has been due to the lower cost of beef during the fiscal 2007 period. Commodity costs of our hot dogs had continued to increase during the prior three consecutive years. Beginning in the summer of 2005, prices began to soften and have continued that trend during the past quarter. Our cost of hot dogs was approximately 14.8% lower during the fiscal 2007 period than the fiscal 2006 period; however, there is no assurance that the current pricing will continue. Overall, our Branded Product Program incurred higher costs totaling approximately $172,000. This increase is the result of the increased volume during the fiscal 2007 period as compared to the fiscal 2006 period, however, the increase was significantly reduced because of the reduced cost of product during the fiscal 2007 period, as described above. During the fiscal 2007 period, the cost of restaurant sales at our six comparable Company-owned units was $1,881,000 or 57.8% of restaurant sales as compared to $1,865,000 or 56.4% of restaurant sales in the fiscal 2006 period. The increase was primarily due to higher labor costs. Food and paper costs, as a percentage of restaurant sales, were slightly lower than last year due in part to the reduction in beef prices as compared to the fiscal 2006 period which was offset by increased paper cost. Cost of sales also increased by $136,000 in the fiscal 2007 period due primarily to higher sales volume to our television retailer.

    Restaurant operating expenses increased by $61,000 to $844,000 in the fiscal 2007 period from $783,000 in the fiscal 2006 period. The majority of the increase during the fiscal 2007 period is due to higher costs of $47,000 in connection with recruiting and maintenance for our Coney Island restaurant in preparation for the summer season. During the third and fourth fiscal quarters of the fiscal year ended March 26, 2006, Nathan’s experienced significantly higher utility costs as compared to the same periods in the prior fiscal year. During the fiscal 2007 period our utility costs were comparable to the fiscal 2006 period, however, based upon uncertain market conditions for oil and natural gas, we may incur higher costs in the future.

    Depreciation and amortization was $197,000 in the fiscal 2007 period as compared to $199,000 in the fiscal 2006 period.

    Amortization of intangible assets was $65,000 in both the fiscal 2007 and fiscal 2006 periods.

    General and administrative expenses increased by $109,000 to $2,214,000 in the fiscal 2007 period as compared to $2,105,000 in the fiscal 2006 period. The increase in general and administrative expenses was primarily due to higher compensation expense of $102,000, including salaries and related costs of $42,000, an expense of $35,000 in connection with the adoption of SFAS No. 123R “Share Based Payment”, which now requires Nathan’s to record an expense for the fair the value of options granted over the vesting period (See Note D), and higher incentive compensation of $25,000 in connection with increased earnings by the Company. In June 2006, Nathan’s granted 197,500 options having a total fair value of $1,218,000. Pursuant to SFAS No. 123R Nathan’s expects to incur quarterly expenses of approximately $86,600 for the remainder of fiscal 2007 in connection with its June 2006 option grants.

     Interest expense was $1,000 during the fiscal 2007 period as compared to $11,000 during the fiscal 2006 period. The reduction in interest expense relates primarily to the early repayment of an outstanding bank loan in January 2006.

Other expense of $35,000 during the fiscal 2007 period relates to the net lease termination cost of one non-performing franchised restaurant that we originally leased from the landlord.

Provision for Income Taxes from Continuing Operations

    In the fiscal 2007 period, the income tax provision was $873,000 or 38.5% of income from continuing operations before income taxes as compared to $733,000 or 38.1% of income from continuing operations before income taxes in the fiscal 2006 period.

Discontinued Operations

    On July 13, 2005, we sold a vacant piece of property in Brooklyn, New York, to a third party, which was classified as “held-for-sale” at March 27, 2005. We also sold our leasehold interest in an adjacent property on January 17, 2006 to the same buyer. There were no revenues from these properties during the fiscal 2007 and fiscal 2006 periods. Loss before income taxes from discontinued operations during the fiscal 2006 period was $37,000.

Off-Balance Sheet Arrangements

    We are not a party to any off-balance sheet arrangements, other than the loan guarantees discussed under the "Liquidity and Capital Resources" section of this Management Discussion and Analysis.

Liquidity and Capital Resources

Cash and cash equivalents at June 25, 2006 aggregated $3,648,000, increasing by $639,000 during the fiscal 2007 period. At June 25, 2006, marketable securities were $16,731,000 and net working capital increased to $20,793,000 from $19,075,000 at March 26, 2006.

    Cash provided by operations of $518,000 in the fiscal 2007 period is primarily attributable to net income, of $1,396,000, plus non-cash items and gains on sales of fixed assets of $781,000. Changes in Nathan’s operating assets and liabilities reduced cash by $1,659,000 due principally from increased accounts receivable and notes receivable of $1,778,000 resulting primarily from increased royalties from retail licensees and higher sales of the Branded Product Program. We also used cash to purchase inventory of $433,000 principally in advance of our “Today’s Special Value” airing on QVC, the normal restaurant seasonal inventory increase and for our Branded Product Program. Accounts payable and accrued expenses decreased by $97,000 due principally for the payment of year end bonuses which were partly offset by higher inventory purchases outstanding and accrued income taxes on current year earnings, net of the current quarter’s change in deferred income taxes. We increased our cash position from decreased prepaid expenses and other current assets of $503,000, primarily by reducing our current year tax installments by our prepaid income taxes as of March 26, 2006. Deferred franchise fees increased by $174,000 from cash received in connection with future restaurant openings.

    We used cash for investment purposes of $132,000 in the fiscal 2007 period, primarily due to our investment of $147,000 in capital expenditures, which was partly offset by the receipt of $18,000 from notes receivable.

    We generated cash from our financing activities of $253,000 in the fiscal 2007 period. We received proceeds of $181,000 from the exercise of employee stock options, and an income tax benefit from the exercise of stock options of $74,000, which was partly offset by our payments made on our capitalized lease obligation of $2,000.

    On September 14, 2001, Nathan’s was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to one million additional shares of its common stock. Through June 25, 2006, Nathan’s purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan’s has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company’s common stock during the thirteen weeks ended June 25, 2006. Nathan’s expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan’s expects to fund these stock repurchases from its operating cash flow.

    We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

    At June 25, 2006, there were 28 properties, that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. There is also one vacant property that we lease that is not currently leased to a third party. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. Subsequent to June 25, 2006, we terminated one of the leases and have excluded the future lease commitment from the calculation of future cash contractual obligations. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of June 25, 2006 was approximately $188,000.

    The following schedules represent Nathan’s cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4-5 Years	After 5 Years
Capital Lease Obligation	$37	$37	$-	$-	$-
Employment Agreements	1,571	749	697	125	-
Operating Leases	10,857	3,265	4,291	2,083	1,218
Gross Cash Contractual Obligations	12,465	4,051	4,988	2,208	1,218
Sublease Income	6,542	1,880	2,369	1,338	955
Net Cash Contractual Obligations	$5,923	$2,171	$2,619	$870	$263

	Amount of Commitment Expiration Per Period
Other Contractual Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4-5 Years	After 5 Years
Loan Guarantees	$188	$188	$-	$-	$-
Total Other Contractual Commitments	$188	$188	$-	$-	$-

    Management believes that available cash, marketable securities, and cash generated from operations should provide sufficient capital to finance our operations for at least the next twelve months. We currently maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents

    We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 25, 2006, Nathans’ cash and cash equivalents aggregated $3,648,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $9,100 per annum for each 0.25% change in interest rates.

Marketable securities

    We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 25, 2006, the market value of Nathans’ marketable securities aggregated $16,731,000. Interest income on these marketable securities would increase or decrease by approximately $42,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 25, 2006 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities Given an interest rate Decrease of X Basis points			Fair	Valuation of securities Given an interest rate Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS
Municipal notes and bonds	$17,674	$17,352	$17,038	$16,731	$16,431	$16,136	$15,847

Borrowings

    The interest rate on our borrowings are generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes, as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At June 25, 2006, total outstanding debt was comprised solely of one capital lease obligation of $37,000 of which is not subject to risk related to changes in interest rates. We also maintain a $7,500,000 credit line at the prime rate (8.00% as of June 25, 2006). We have never borrowed any funds under this credit line. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

    The cost of commodities is subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 25, 2006 would have increased or decreased our cost of sales by approximately $505,000.

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

Changes in Internal Controls

    There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 25, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Forward Looking Statements

    Certain statements contained in this report are forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Forward-looking statements represent our current judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of risks and uncertainties, many of which we are not aware and / or cannot control. These risks and uncertainties include, but are not limited to: the effect on sales over concerns relating to bovine spongiform encephalopathy, BSE, which was first identified in the United States on December 23, 2003; the effect on costs resulting from the availability and cost of gasoline and other petrochemicals; economic, weather, legislative and business conditions; the collectibility of receivables; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; the ability to continue to attract franchisees; our ability to attract competent restaurant and managerial personnel, and the other risks described under “Risk Factors” under Item 1A of our Form 10-K and this Form 10-Q.

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

Item 1A: Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussions in “Risk Factors, “ “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our Form 10-K for fiscal 2006 and in this Form 10-Q. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business operations or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations.

Nathan’s earnings and business growth strategy depends in large part on the success of its licensees, and Nathan’s or its brand’s reputation may be harmed by actions taken by licensees that are outside of Nathan’s control.

A portion of Nathan’s earnings comes from royalties and fees paid by Nathan’s licensees. Licensees are independent contractors, and their employees are not employees of Nathan’s. Although Nathan’s monitors many of the activities of its licensees as they relate specifically to the manufacture, distribution, advertising and sale of products using a Nathan’s brand, there are many aspects of such licensees’ businesses that are beyond Nathan’s control. Consequently, licensees may not conduct their business in a manner consistent with Nathan’s high standards and requirements. Any shortcomings in the manner in which Nathan’s licensees conduct their businesses may be attributed by consumers to an entire brand or Nathan’s system, thus damaging Nathan’s or a brand’s reputation and potentially adversely affecting Nathan’s business, results of operations and financial condition.

Item 2: Unregistered Sales of Equity Securities and Use of Proceed:

(c)  We have not repurchased any equity securities during the quarter ended June 25, 2006

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

NATHAN'S FAMOUS, INC.

Date: August 7, 2006	By:	/s/ Wayne Norbitz
Wayne Norbitz President and Chief Operating Officer (Principal Executive Officer)

Date: August 7, 2006	By:	/s/ Ronald G. DeVos
Ronald G. DeVos Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)