Form 10-Q
period 2006-09-24
NATHANS FAMOUS INC
filed 2006-11-06
CIK 69733

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended September 24, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from _______________ to _______________.

Commission File Number 0-3189

NATHAN'S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

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

At November 3, 2006, an aggregate of 5,903,783 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets - September 24, 2006 and
	March 26, 2006	3

	Consolidated Statements of Earnings - Thirteen Weeks
	Ended September 24, 2006 and September 25, 2005	4

	Consolidated Statements of Earnings - Twenty-six Weeks
	Ended September 24, 2006 and September 25, 2005	5

	Consolidated Statement of Stockholders' Equity -
	Twenty-six weeks Ended September 24, 2006	6

	Consolidated Statements of Cash Flows -Twenty-six Weeks
	Ended September 24, 2006 and September 25, 2005	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 24, 2006	March 26, 2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,696	$3,009
Marketable securities	21,440	16,882
Notes and accounts receivable, net	4,635	3,908
Inventories	628	817
Assets held for sale	50	-
Prepaid expenses and other current assets	355	1,019
Deferred income taxes	1,187	1,364

Total current assets	31,991	26,999

Notes receivable, net	60	137
Property and equipment, net	4,406	4,568
Goodwill	95	95
Intangible assets, net	3,760	3,884
Deferred income taxes	1,469	1,484
Other assets, net	247	256

	$42,028	$37,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of capital lease obligation	$-	$8
Accounts payable	2,235	2,091
Accrued expenses and other current liabilities	5,510	5,606
Deferred franchise fees	491	219

Total current liabilities	8,236	7,924

Capital lease obligation, less current maturities	-	31
Other liabilities	1,353	1,420

Total liabilities	9,589	9,375

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;
7,762,633 and 7,600,399 shares issued; 5,871,533 and 5,709,299
shares outstanding at September 24, 2006 and March 26, 2006, respectively	78	76
Additional paid-in capital	44,681	43,699
Deferred compensation	(172)	(208)
Accumulated deficit	(4,957)	(8,197)
Accumulated other comprehensive loss	(33)	(164)

	39,597	35,206
Treasury stock, at cost, 1,891,100 shares at September 24, 2006 and March 26, 2006	(7,158)	(7,158)

Total stockholders’ equity	32,439	28,048

	$42,028	$37,423

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended September 24, 2006 and September 25, 2005
(in thousands, except share and per share amounts)
(Unaudited)

	September 24, 2006	September 25, 2005
REVENUES
Sales	$10,229	$8,780
Franchise fees and royalties	1,756	1,738
License royalties	907	833
Interest income	150	114
Other income	82	188
Total revenues	$13,124	11,653

COSTS AND EXPENSES
Cost of sales	6,904	6,156
Restaurant operating expenses	859	851
Depreciation and amortization	198	192
Amortization of intangible assets	66	66
General and administrative expenses	2,476	2,121
Interest expense	-	9
Total costs and expenses	10,503	9,395

Income from continuing operations before provision
for income taxes	2,621	2,258
Provision for income taxes	1,039	871
Income from continuing operations	1,582	1,387

Income from discontinued operations, including gains on disposal of discontinued operations of $400 in 2006 and $2,819 in 2005, before income taxes.	439	2,815
Income tax expense	177	1,094
Income from discontinued operations	262	1,721
Net income	$1,844	$3,108

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.27	$.25
Income from discontinued operations	.05	.31
Net income	$.32	$.56

Diluted income per share:
Income from continuing operations	$.26	$.21
Income from discontinued operations	.04	.27
Net income	$.30	$.48

Weighted average shares used in computing income
per share
Basic	5,773,000	5,566,000
Diluted	6,227,000	6,527,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Twenty-six weeks ended September 24, 2006 and September 25, 2005
(in thousands, except share and per share amounts)
(Unaudited)

	September 24, 2006	September 25, 2005
REVENUES
Sales	$19,391	$17,002
Franchise fees and royalties	3,433	3,486
License royalties	2,083	1,990
Interest income	282	196
Other income	179	361
Total revenues	$25,368	23,035

COSTS AND EXPENSES
Cost of sales	13,523	12,451
Restaurant operating expenses	1,703	1,634
Depreciation and amortization	395	391
Amortization of intangible assets	131	131
General and administrative expenses	4,690	4,226
Interest expense	1	20
Other expense, net	35	-
Total costs and expenses	20,478	18,853

Income from continuing operations before provision
for income taxes	4,890	4,182
Provision for income taxes	1,912	1,604
Income from continuing operations	2,978	2,578

Income from discontinued operations, including gains on disposal of discontinued operations of $400 in 2006 and $2,819 in 2005, before income taxes.	439	2,778
Income tax expense	177	1,079
Income from discontinued operations	262	1,699
Net income	$3,240	$4,277

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.52	$.46
Income from discontinued operations	.04	.31
Net income	$.56	$.77

Diluted income per share:
Income from continuing operations	$.48	$.40
Income from discontinued operations	.04	.26
Net income	$.52	$.66

Weighted average shares used in computing income
per share
Basic	5,753,000	5,560,000
Diluted	6,266,000	6,501,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Twenty-six weeks ended September 24, 2006
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Equity

Balance, March 26, 2006	7,600,399	$76	$43,699	$(208)	$(8,197)	$(164)	1,891,100	$(7,158)	$28,048

Shares issued in connection with exercise of employee stock options	162,234	2	134	-	-	-	-	-	136

Income tax benefit on stock option exercises	-	-	726	-	-	-	-	-	726

Share-based compensation	-	-	122	-	-	-	-	-	122

Amortization of deferred compensation relating to restricted stock	-	-	-	36	-	-	-	-	36

Unrealized gains on marketable securities, net of deferred income tax benefit of $87	-	-	-	-	-	131	-	-	131

Net income	-	-	-	-	3,240	-	-	-	3, 240
Balance, September 24, 2006	7,762,633	$78	$44,681	$(172)	$(4,957)	$(33)	1,891,100	$(7,158)	$32,439

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Twenty-six weeks ended September 24, 2006 and September 25, 2005
(in thousands)
(Unaudited)

	September 24, 2006	September 25, 2005
Cash flows from operating activities:
Net income	$3,240	$4,277
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	395	391
Amortization of intangible assets	131	131
Amortization of bond premium	127	105
Amortization of deferred compensation	36	36
Share-based compensation expense	122	-
Provision for doubtful accounts	5	5
Income tax benefit on stock option exercises	-	45
Gain on disposal of leasehold interest and fixed assets	(414)	(2,869)
Deferred income taxes	105	16
Changes in operating assets and liabilities:
Notes and accounts receivable	(673)	(155)
Inventories	189	47
Prepaid expenses and other current assets	664	489
Other assets	9	(12)
Accounts payable, accrued expenses and other current liabilities	48	713
Deferred franchise fees	272	(14)
Other liabilities	(53)	(74)

Net cash provided by operating activities	4,203	3,131

Cash flows from investing activities:
Proceeds from sale of available for sale securities	-	1,188
Purchase of available for sale securities	(4,467)	(5,730)
Purchase of intellectual property	(7)	-
Purchases of property and equipment	(283)	(251)
Payments received on notes receivable	18	295
Proceeds from sale of leasehold interest and property plant and equipment	400	3,521

Net cash used in investing activities	(4,339)	(977)

Cash flows from financing activities:
Principal repayments of note payable and capitalized lease obligation	(39)	(87)
Income tax benefit on stock option exercises	726	-
Proceeds from the exercise of stock options and warrants	136	_238

Net cash provided by financing activities	823	151

Net change in cash and cash equivalents	687	2,305

Cash and cash equivalents, beginning of period	3,009	2,935

Cash and cash equivalents, end of period	$3,696	$5,240

Cash paid during the period for:
Interest	$1	$20
Income taxes	$925	$1,512

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s”, the “Company” or “we”) for the thirteen and twenty-six week periods ended September 24, 2006 and September 25, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

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

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies subsequent to March 26, 2006, except as disclosed in Note E.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS - NOT YET ADOPTED

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes,” ("FIN 48,") which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also provides guidance on the de-recognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.

In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157,”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108,”) which was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” methods.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the beginning of our fiscal year with an offsetting adjustment recorded to the opening balance of retained earnings.    Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending March 25, 2007 and are currently evaluating the impact the adoption of SAB 108 will have on our consolidated financial statements.

NOTE C - ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs--an amendment of ARB No.43” (“SFAS No.151”) which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No.151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No.151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 has not had a material impact on the Company’s financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No.154”). Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 has not had a material impact on the Company’s financial position or results of operations.

See Note E for a discussion of the impact of SFAS 123R, "Share-based Payments".

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and twenty- six week periods ended September 24, 2006 and September 25, 2005, respectively.

Thirteen weeks

	Income from Continuing Operations		Number of Shares		Income from Continuing Operations Per Share
	2006	2005	2006	2005	2006	2005
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,582	$1,387	5,773	5,566	$0.27	$0.25
Effect of dilutive employee stock
options and warrants	-	-	454	961	(0.01)	(0.04)
Diluted EPS
Diluted calculation	$1,582	$1,387	6,227	6,527	$0.26	$0.21

Twenty-six weeks

					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2006	2005	2006	2005	2006	2005
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,978	$2,578	5,753	5,560	$0.52	$0.46
Effect of dilutive employee stock
options and warrants	-	-	513	941	(0.04)	(0.06)
Diluted EPS
Diluted calculation	$2,978	$2,578	6,266	6,501	$0.48	$0.40

Options and warrants to purchase 197,500 and 19,500 shares of common stock in the thirteen and twenty-six week periods ended September 24, 2006 and September 25, 2005, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods.

NOTE E - STOCK BASED COMPENSATION

As of the beginning of fiscal 2007, we adopted SFAS 123R, “Share-based Payments”, (“SFAS No. 123R”) using the modified prospective method. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to awards vesting after the date of initial adoption to be recognized by the Company in the financial statements over the remaining requisite service period. Therefore, the amount of compensation costs to be recognized over the requisite service period on a prospective basis after March 26, 2006 will include: (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested as of, March 26, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to March 26, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to March 26, 2006 measured as of the date of such modification.

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

    SFAS 123R also amends SFAS 95, “Statement of Cash Flows,” to require companies to change the classification in the statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of nonvested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows.

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

The adoption of these staff positions has not had a material impact on our financial position or results of operations.

The incremental pre-tax share-based compensation expense recognized pursuant to the adoption of SFAS 123R for the thirteen weeks ended September 24, 2006 was $87,000. The incremental share-based compensation expense caused income before income taxes to decrease by $87,000. Net income decreased by $52,000 and basic and diluted earnings per share decreased by $0.01 for the thirteen weeks ended September 24, 2006. Total share-based compensation expense recognized under SFAS 123R, including the incremental pre-tax share-based compensation expense above, was $105,000, with an associated tax benefit of $43,000, and was included in general and administrative expense in our accompanying Consolidated Statement of Earnings for the thirteen weeks ended September 24, 2006.

The incremental pre-tax share-based compensation expense recognized pursuant to the adoption of SFAS 123R for the twenty-six weeks ended September 24, 2006 was $122,000. The incremental share-based compensation expense caused income before income taxes to decrease by $122,000. Net income decreased by $73,000 and basic and diluted earnings per share decreased by $0.01 for the twenty-six weeks ended September 24, 2006. Total share-based compensation expense recognized under SFAS 123R, including the incremental pre-tax share-based compensation expense above, was $158,000, with an associated tax benefit of $64,000, and was included in general and administrative expense in our accompanying Consolidated Statement of Earnings for the twenty-six weeks ended September 24, 2006.

As of September 24, 2006, there was $1,218,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over a period of 4.75 years, which represents the requisite service period for such awards.

During the twenty-six weeks ended September 24, 2006, the Company granted 197,500 options having an exercise price of $13.08 per share. All of the options granted will be vested as follows: 20% on the first anniversary of the grant, 40% on the second anniversary of the grant, 60% on the third anniversary of the grant, 80% on the fourth anniversary of the grant and 100% on the fifth anniversary of the grant. All options have an expiration date of ten years from the date of grant. No options were granted during the twenty-six weeks ended September 25, 2005.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the twenty-six weeks ended September 24, 2006 are as follows:

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

The following table illustrates the effect on net income and earnings per share had the fair value-based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” been applied to stock-based employee compensation during the thirteen and twenty-six weeks ended September 25, 2005. Additional compensation expense, net of tax, of $22,000 and $45,000 would have been recognized for the thirteen and twenty-six weeks ended September 25, 2005, respectively, and the effect on net income and net income per share would have been as follows:

	Thirteen Weeks ended September 25, 2005	Twenty-six Weeks ended September 25, 2005
	(in thousands except per share amounts)

Net income, as reported	$3,108	$4,277
Add: Stock-based compensation included in net income	11	22

Deduct: Total stock-based employee compensation expense
determined under fair value-based method for all awards	(33)	(67)

Pro forma net income	$3,086	$4,232

Earnings per Share
Basic - as reported	$0.56	$0.77
Diluted - as reported	$0.48	$0.66
Basic - pro forma	$0.55	$0.76
Diluted - pro forma	$0.47	$0.65

 Stock Incentive Plans and Warrants

 On December 15, 1992, the Company adopted the 1992 Stock Option Plan (the “1992 Plan”), which provides for the issuance of incentive stock options (“ISOs”) to officers and key employees and nonqualified stock options to directors, officers and key employees. Up to 525,000 shares of common stock have been reserved for issuance under the 1992 Plan. The terms of the options are generally ten years, except for ISOs granted to any employee, whom prior to the granting of the option, owns stock representing more than 10% of the voting rights, for which the option term will be five years. The exercise price for nonqualified stock options outstanding under the 1992 Plan can be no less than the fair market value, as defined, of the Company’s common stock at the date of grant. For ISOs, the exercise price can generally be no less than the fair market value of the Company’s common stock at the date of grant, with the exception of any employee who prior to the granting of the option owns stock representing more than 10% of the voting rights, for which the exercise price can be no less than 110% of fair market value of the Company’s common stock at the date of grant. The 1992 Plan expired with respect to the granting of new options on December 2, 2002.

On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the “Directors’ Plan”), which provides for the issuance of nonqualified stock options to non-employee directors, as defined, of the Company. Under the Directors’ Plan, 200,000 shares of common stock have been authorized and issued. Options awarded to each non-employee director are fully vested, subject to forfeiture under certain conditions and shall be exercisable upon vesting. The Directors’ Plan expired with respect to the granting of new options on December 31, 2004. As of September 24, 2006, there are no options outstanding under this plan.

In April 1998, the Company adopted the Nathan’s Famous, Inc. 1998 Stock Option Plan (the “1998 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 500,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the 1998 Plan. As of September 24, 2006, no shares are available to be issued in the future under this plan.

In June 2001, the Company adopted the Nathan’s Famous, Inc. 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 350,000 shares of common stock have been reserved for issuance upon the exercise of options granted and for future issuance in connection with awards under the 2001 Plan. As of September 24, 2006, there are 3,500 shares available to be issued in the future under this plan.

In June 2002, the Company adopted the Nathan’s Famous, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the issuance of nonqualified stock options or restricted stock awards to directors, officers and key employees. Up to 300,000 shares of common stock have been reserved for issuance in connection with awards under the 2002 Plan. As of September 24, 2006, there are 2,500 shares available to be issued in the future under this plan.

The 1998 Plan, the 2001 Plan and the 2002 Plan expire on April 5, 2008, June 13, 2011 and June 17, 2012, respectively, unless terminated earlier by the Board of Directors under conditions specified in the respective Plan.

On October 1, 1999, the Company issued 478,584 stock options to employees of Miami Subs to replace 957,168 of previously issued Miami Subs options pursuant to the acquisition by Nathan’s and issued 47,006 new options. All options were fully vested upon consummation of the merger. Exercise prices range from a low of $3.1875 to a high of $18.6120 per share and expire at various times through September 30, 2009.

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

     In general, our stock incentive plans have terms of ten years and vest over periods of between three and five years. We have historically issued new shares of common stock for options that have been exercised and determined the grant date fair value of options and warrants granted using the Black-Scholes option valuation model.

Stock options and warrants outstanding:

Transactions under all plans for the twenty-six weeks ended September 24, 2006, are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 26, 2006	1,332,024	$3.78	3.6

Granted	197,500	$13.08
Expired	(3,750)	$6.20
Exercised	(206,666)	$3.47

Options outstanding at September 24, 2006	1,319,108	$5.08	4.4	$10,299,000

Options exercisable at September 24, 2006	1,081,608	$3.61	3.3	$10,000,000

Weighted-average fair value of options granted		$6.1686

Warrants outstanding at March 26, 2006	150,000	$3.25	1.3
Granted	-	-
Expired	-	-
Exercised	-	-

Warrants outstanding at September 24, 2006	150,000	$3.25	0.8	$1,440,000

Warrants exercisable at September 24, 2006	150,000		0.8	$1,440,000

Weighted-average fair value of warrants granted		$-

The aggregate intrinsic value of the stock options exercised during the thirteen weeks ended September 24, 2006 and September 25, 2005 was $1,605,000 and $67,000, respectively. The aggregate intrinsic value of the stock options exercised during the twenty-six weeks ended September 24, 2006 and September 25, 2005 was $1,794,000 and $115,000, respectively.

NOTE F - ACQUISITION

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

NOTE G - PROPERTY AND EQUIPMENT, NET

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

During the twenty-six weeks ended September 25, 2005, the Company sold one Company-owned restaurant that it had previously leased to the operator pursuant to a management agreement, for total cash consideration of $515,000 and entered into a franchise agreement with the buyer to continue operating the restaurant. As the Company expects to have a continuing stream of cash flows from this restaurant, the results of operations for this restaurant are included in “Income from continuing operations before income taxes” in the accompanying consolidated statements of earnings for the twenty-six week period ended September 25, 2005 through the date of sale. There were no sales of Company-owned restaurants during the twenty-six weeks ended September 24, 2006.

The results of operations for this restaurant for the thirteen and twenty-six weeks ended September 25, 2005 are as follows:

	Thirteen Weeks	Twenty-six Weeks
	(in thousands)	(in thousands)

Total revenues	$2	$61
Income from continuing operations before income taxes	$2	$59

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

On July 13, 2005, Nathan’s sold all of its right, title and interest in and to a vacant real estate parcel previously utilized as a parking lot, adjacent to a Company-owned restaurant, located in Brooklyn, New York, in exchange for a cash payment of $3,100,000. A gain of $2,819,000 was recognized into income during the thirteen and twenty-six weeks ended September 25, 2005. Nathan’s also entered into an agreement pursuant to which an affiliate of the buyer has assumed all of Nathan’s rights and obligations under a lease for an adjacent property and has agreed to pay $500,000 to Nathan’s for its leasehold interest on the earlier of (i) three years after closing or (ii) six months after the closing of the adjacent property, $100,000 of which was paid and recognized into income in the fiscal year ended March 26, 2006. On January 17, 2006, the adjacent property was sold and the remaining balance of $400,000 was received in October 2006, after period end, and is included as a gain from discontinued operations during fiscal 2007. Recovery of $39,000 of reimbursable expenses have been included in discontinued operations for the thirteen and twenty-six weeks ended September 24, 2006. The operating expenses for these properties have been included in discontinued operations for the thirteen and twenty-six week periods ended September 25, 2005 as the Company has no continuing involvement in the operation of, or cash flows from, these properties.

Results of operations for these properties are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Sept. 24, 2006	Sept, 25, 2005	Sept 24, 2006	Sept 25, 2005
	(in thousands)		(in thousands)

Total revenue	$-	$-	$-	$-

Income from discontinued operations before income taxes
(including gains on disposal of $400 in 2006, and $2,819 in 2005)	$439	$2,815	$439	$2,778

NOTE H- STOCK REPURCHASE PROGRAM

On September 14, 2001, Nathan’s was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to one million additional shares of its common stock. Through September 24, 2006, Nathan’s purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan’s has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company’s common stock during the twenty-six weeks ended September 24, 2006. Nathan’s expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan’s expects to fund these stock repurchases from its operating cash flow.

NOTE I - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
	(in thousands)		(in thousands)

Net income	$1,844	$3,108	$3,240	$4,277
Unrealized gain (loss) on available-for-sale securities, net of tax provision (benefit) of $118, ($35), $87 and $19, respectively	$189	$(56)	$131	$27
Comprehensive income	$2,033	$3,052	$3,371	$4,304

Accumulated other comprehensive loss at September 24, 2006 and March 26, 2006 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE J - COMMITMENTS AND CONTINGENCIES

1. Contingencies

 We and our subsidiaries are from time to time involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on our financial position or our results of operations for the period in which the ruling occurs.

2. Guarantees

The Company guarantees certain equipment financing for certain franchisees with a third-party lender. The Company’s maximum obligation, should all of the franchisees default on the required monthly payment to the third-party lender for loans funded by the lender, as of September 24, 2006, would be approximately $1,000. The equipment financing expires at various dates through fiscal 2007.

The Company also guarantees a franchisee’s note payable with a bank. The note payable matured in August 2006, and the franchisee is currently seeking to refinance this loan with the bank. We have advised the lender that upon completion of the refinancing, we will no longer guarantee this loan. The Company’s maximum obligation, should the franchisee default on the loan, would be approximately $184,000 as of September 24, 2006.

The guarantees referred to above were entered into by the Company prior to December 31, 2002 and have not been modified since that date, which was the effective date for FIN 45 “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.”

NOTE K - RECLASSIFICATIONS

Certain reclassifications of prior period balances have been made to conform to the September 24, 2006 presentation.

NOTE L - SUBSEQUENT EVENT

On November 1, 2006, Howard M. Lorber, currently, Chairman of the Board and Chief Executive Officer, was appointed to the newly created position of Executive Chairman of the Board of Nathan’s Famous, Inc., effective January 1, 2007. Additionally, Eric Gatoff, currently, Vice President and Corporate Counsel was appointed as Chief Executive Officer Nathan’s Famous, Inc., effective January 1, 2007.

In connection with the foregoing, the Company has agreed to enter into an employment agreement with each of Messrs. Lorber (the “Lorber Employment Agreement”) and Gatoff (the “Gatoff Employment Agreement”). Under the terms of the Lorber Employment Agreement as proposed, Mr. Lorber will serve as Executive Chairman of the Board from January 1, 2007 until December 31, 2012, unless his employment is terminated in accordance with the terms of the Lorber Employment Agreement. Pursuant to the Lorber Employment Agreement, Mr. Lorber will receive a base salary of $400,000, and will not receive a contractual bonus; provided that, for the fiscal year ending March 25, 2007, Mr. Lorber will be entitled to receive a pro rata portion of the bonus payable to him under his existing agreement. The Lorber Employment Agreement will further provide for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200,000 per year in exchange for his agreement to provide no less than 30 days of consulting services. The Lorber Employment Agreement will also provide Mr. Lorber the right to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Lorber is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

Under the terms of the Gatoff Employment Agreement as proposed, Mr. Gatoff has agreed to serve as Chief Executive Officer effective from January 1, 2007 until December 31, 2008, which period shall extend for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Pursuant to the agreement, Mr. Gatoff will receive a base salary of $225,000 and an annual bonus equal in an amount of up to 100% of his base salary, depending upon the Company’s achievement of performance goals established and agreed to by the Compensation Committee and Mr. Gatoff for each fiscal year during the employment term, provided that the bonus payable to Mr. Gatoff for the fiscal year ending March 25, 2007 is to be determined by the Compensation Committee in its discretion, based on Mr. Gatoff’s status as Vice President and Corporate Counsel through December 31, 2006 and provided, further, that Mr. Gatoff will be entitled to a minimum bonus of 50% of his base salary for the first two years of the Gatoff Employment Agreement. The agreement will further provide for an automobile allowance in the amount provided to other executive officers, currently $1,250 per month and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

 As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or “the Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s, Miami Subs, Arthur Treacher’s and Kenny Rogers restaurant concepts and brands, along with licensing the sale of Nathan’s products within supermarkets and other retail venues. The Branded Product Program enables foodservice operators to offer Nathans’ hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans’ trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

In addition to plans for expansion of our Branded Product Program and through franchising, Nathan’s continues to co-brand within its restaurant system. Currently, the Arthur Treacher’s products are being sold within 107 Nathan’s and Miami Subs restaurants, the Nathan’s brand is included on the menu of 50 Miami Subs restaurants, while the Kenny Rogers Roasters products are being sold within 99 Nathan’s and Miami Subs restaurants.

 At September 24, 2006, our combined restaurant system consisted of 360 franchised or licensed units and six Company-owned units (including one seasonal unit), located in 22 states and 11 foreign countries. At September 24, 2006, and September 25, 2005, our Company-owned restaurant system included six Nathan’s units (including one seasonal unit).

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

Impairment of Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142") requires that goodwill and intangible assets with indefinite lives be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment expenses may be required. No goodwill or other intangible assets were determined to be impaired during the thirteen and twenty-six weeks ended September 24, 2006.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144") requires management judgments regarding the future operating and disposition plans for under-performing assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant’s carrying value. No restaurants were determined to be impaired during the thirteen and twenty-six weeks ended September 24, 2006.

 Impairment of Notes Receivable

Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” requires management judgments regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor’s ability to meet its obligation over that extended term. No notes receivable were determined to be impaired during the thirteen and twenty-six weeks ended September 24, 2006.

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

Franchise and area development fees, which are typically received prior to completion of the revenue recognition process, are recorded as deferred revenue. Initial franchise fees, which are non-refundable, are recognized as income when substantially all services to be performed by Nathan’s and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. The following services are typically provided by the Company prior to the opening of a franchised restaurant:

•	Approval of all site selections to be developed.

•	Provision of architectural plans suitable for restaurants to be developed.

•	Assistance in establishing building design specifications, reviewing construction compliance and equipping the restaurant.

•	Provision of appropriate menus to coordinate with the restaurant design and location to be developed.

•	Provide management training for the new franchisee and selected staff.

•	Assistance with initial operations and marketing of restaurants being developed.

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

Nathan’s recognizes franchise royalties when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee, or until collectibility is deemed to be reasonably assured. The number of non-performing units is determined by analyzing the number of months that royalties have been paid during a period. When royalties have been paid for less than the majority of the time frame being reported, such location is deemed non-performing. Accordingly, the number of non-performing units may differ between the quarterly results and year to date results. Revenue from sub-leasing properties is recognized as income as the revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the consolidated statements of earnings.

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

In the normal course of business, we extend credit to trade customers of our Branded Product Program, franchisees for the payment of ongoing royalties and retail licensees. Notes and accounts receivable, net, as shown on our consolidated balance sheets are net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectibility based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectibility of a receivable at the date of the transaction is doubtful, the associated revenue is not recorded until the facts and circumstances change in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Share-based Compensation

     We have various share-based compensation plans that provide stock options and restricted stock awards for certain employees and non-employee directors to purchase shares of our common stock. Prior to our adoption of SFAS 123R at the beginning of fiscal 2007, we accounted for share-based compensation in accordance with APB 25, which utilized the intrinsic value method of accounting for share-based compensation, as compared to using the fair-value method prescribed in SFAS 123R. Nathan’s uses the Black-Scholes option valuation model in order to determine the fair value of options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions about the future, including the expected option life, expected option forfeitures and future stock price volatility. As such, changes in the Company’s assumptions could result in a different fair value. During the thirteen and twenty-six weeks ended September 24, 2006, we recorded share-based compensation expense of $87,000 and $122,000, respectively in connection with the vesting of options. No share-based compensation expense attributable to stock option grants was recorded during the thirteen and twenty-six weeks ended September 25, 2005. Nathan’s also expects to incur quarterly expenses of approximately $87,000 for the remainder of fiscal 2007, principally in connection with its June 2006 option grants.

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

     As of March 26, 2006 and September 24, 2006, we maintained a valuation allowance of $346,000 for deferred tax assets related to certain federal and certain state net operating loss carryforwards and AMT tax credit carryforwards. Even though we expect to generate taxable income, realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

     We use an estimate of our annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to our effective tax rate in future quarterly or annual periods.

Adoption of Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs--an amendment of ARB No.43” (“SFAS No.151”) which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No.151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No.151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 has not had a material impact on the Company’s financial position or results of operations.

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

See Note E, beginning on page 10 of this Form 10-Q for a complete discussion of the impact of SFAS 123R on the Company’s financial position and results of operations.

Recently Issued Accounting Standards Not Yet Adopted

See Note B, beginning on page 8 of this Form 10-Q for a discussion of recently issued accounting standards not yet adopted.

Results of Operations

Thirteen weeks ended September 24, 2006 compared to thirteen weeks ended September 25, 2005

Revenues from Continuing Operations

Total sales increased by $1,449,000 or 16.5% to $10,229,000 for the thirteen weeks ended September 24, 2006 ("second quarter fiscal 2007") as compared to $8,780,000 for the thirteen weeks ended September 25, 2005 ("second quarter fiscal 2006"). Sales from the Branded Product Program increased by 14.2% to $4,864,000 for the second quarter fiscal 2007 as compared to sales of $4,258,000 in the second quarter fiscal 2006. This increase was primarily attributable to increased volume of approximately 14%. Total Company-owned restaurant sales (representing six comparable Nathan’s restaurants) increased by 5.5% to $4,341,000 as compared to $4,115,000 during the second quarter fiscal 2006. During the second quarter fiscal 2007, sales, predominantly to our television retailer were approximately $617,000 higher than the second quarter fiscal 2006 resulting from the timing of this years “Today’s Special Value,” the introduction of new products offered and more airings.

Franchise fees and royalties were $1,756,000 in the second quarter fiscal 2007 compared to $1,738,000 in the second quarter fiscal 2006. Franchise royalties were $1,637,000 in the second quarter fiscal 2007 as compared to $1,574,000 in the second quarter fiscal 2006. Domestic franchise restaurant sales decreased by 2.5% to $40,780,000 in the second quarter fiscal 2007 as compared to $41,813,000 in the second quarter fiscal 2006. This decline of $1,033,000 represents the net sales difference between new units that have opened and the units that have closed between the two periods, and lower sales from our comparable restaurants. Comparable domestic franchise sales (consisting of 200 restaurants) decreased by $461,000 or 1.3% to $35,653,000 in the second quarter fiscal 2007 as compared to $36,114,000 in the second quarter fiscal 2006. During the second quarter fiscal 2007, we received $104,000 of royalties that were previously deemed to be uncollectable and recorded increased royalty income of $32,000 as a result of our acquisition of the Arthur Treacher’s intellectual property. At September 24, 2006, 360 domestic and international franchised or licensed units were operating as compared to 361 domestic and international franchised or licensed units at September 25, 2005. During the thirteen weeks ended September 24, 2006, royalty income from 17 domestic franchised locations has been deemed unrealizable as compared to 26 domestic franchised locations during the thirteen weeks ended September 25, 2005. Domestic franchise fee income was $58,000 in the second quarter fiscal 2007 as compared to $87,000 in the second quarter fiscal 2006. International franchise fee income was $61,000 in the second quarter fiscal 2007, as compared to $74,000 during the second quarter fiscal 2006. During the second quarter fiscal 2007, three new franchised units opened, including one unit in Kuwait. During the second quarter fiscal 2006, six new franchised units were opened, including one unit in the Dominican Republic and one in the United Arab Emirates.

License royalties were $907,000 in the second quarter fiscal 2007 as compared to $833,000 in the second quarter fiscal 2006. This increase was attributable to higher royalties for the sale of hot dogs and pursuant to a new agreement to license our name for use with snack foods and other items.

Interest income was $150,000 in the second quarter fiscal 2007 versus $114,000 in the second quarter fiscal 2006 primarily due to higher interest earned on the increased amount of marketable securities owned during the second quarter fiscal 2007 as compared to the second quarter fiscal 2006.

Other income was $82,000 in the second quarter fiscal 2007 versus $188,000 in the second quarter fiscal 2006. This reduction was primarily due to lower revenues under supplier contracts of $67,000 and lower income from subleasing activities of $42,000.

Costs and Expenses from Continuing Operations

Cost of sales increased by $748,000 to $6,904,000 in the second quarter fiscal 2007 from $6,156,000 in the second quarter fiscal 2006. Our gross profit (representing the difference between sales and cost of sales) was $3,325,000 or 32.5% during the second quarter fiscal 2007 as compared to $2,634,000 or 30.0% during the second quarter fiscal 2006. The primary reason for this improved margin has been due to the impact that the lower cost of beef has had on our Branded Product Program during the second quarter fiscal 2007. Commodity costs of our hot dogs had continuously risen during the prior three consecutive years. Beginning in the summer of 2005, prices began to soften and have continued that trend during the past quarter. Our cost of hot dogs was approximately 12.4% lower during the second quarter fiscal 2007 than the second quarter fiscal 2006; however, there is no assurance that the current pricing will continue. Overall, our Branded Product Program incurred higher costs totaling approximately $103,000. This increase is the result of the higher volume during the second quarter fiscal 2007 than in the second quarter fiscal 2006; however, that increase was significantly offset by the lower cost of product during the second quarter fiscal 2007, as described above. During the second quarter fiscal 2007, the cost of restaurant sales at our six comparable Company-owned units was $2,365,000, or 54.5% of restaurant sales, as compared to $2,211,000, or 53.7% of restaurant sales, in the second quarter fiscal 2006. The increase was primarily due to higher labor costs. Cost of sales also increased by $491,000 in the second quarter fiscal 2007 due primarily to higher sales volume to our television retailer.

Restaurant operating expenses were $859,000 in the second quarter fiscal 2007 as compared to $851,000 in the second quarter fiscal 2006.

Depreciation and amortization was $198,000 in the second quarter fiscal 2007 as compared to $192,000 in the second quarter fiscal 2006.

Amortization of intangible assets was $66,000 in both the second quarter fiscal 2007 and second quarter fiscal 2006.

General and administrative expenses increased by $355,000 to $2,476,000 in the second quarter fiscal 2007 as compared to $2,121,000 in the second quarter fiscal 2006. During the second quarter fiscal 2007, we incurred $92,000 for professional services in connection with our Sarbanes-Oxley Section 404 compliance efforts and an expense of $87,000 in connection with the adoption of SFAS No. 123R “Share Based Payment,” which now requires Nathan’s to record an expense for the fair value of options granted over the vesting period (See Note E). Additionally, we incurred severance costs of $73,000, higher business development costs of $44,000, higher salaries and related costs of $33,000 and higher incentive compensation of $15,000 in connection with increased earnings by the Company during the second quarter fiscal 2007, compared to the second quarter fiscal 2006.

There was no interest expense during the second quarter fiscal 2007 as compared to interest expense of $9,000 during the second quarter fiscal 2006. The elimination of interest expense relates primarily to the early repayment of an outstanding bank loan in January 2006 and the capital lease obligation in July 2006.

Provision for Income Taxes from Continuing Operations

In the second quarter fiscal 2007, the income tax provision was $1,039,000 or 39.6% of income from continuing operations before income taxes as compared to $871,000 or 38.6% of income from continuing operations before income taxes in the second quarter fiscal 2006.

Discontinued Operations

On July 13, 2005, we sold a vacant piece of property in Brooklyn, New York, to a third party, which was classified as “held-for-sale” at March 27, 2005. We also sold our leasehold interest in an adjacent property on January 17, 2006 to the same buyer. At March 26, 2006, the buyer owed Nathan’s $439,000 from the sale of our leasehold interest and certain reimbursable operating expenses, whose collectability was not then reasonably assured and therefore not included in income. In July 2006, we received $39,000 for the reimbursement of operating expenses from December 2005 and January 2006. In October 2006, we received $400,000 relating to the sale of our leasehold interest, which was due in July 2006. During the second quarter fiscal 2007, income of $39,000 and gain of $400,000 were recorded into income from discontinued operations. During the second quarter fiscal 2006, we recognized a gain of $2,819,000, net of associated expenses in connection with the sale of our vacant piece of property, which was partly offset by an operating loss of $4,000 during the second quarter 2006 in connection with this property.

Results of Operations

Twenty-six weeks ended September 24, 2006 compared to twenty-six weeks ended September 25, 2005

Revenues from Continuing Operations

Total sales increased by $2,389,000 or 14.1% to $19,391,000 for the twenty-six weeks ended September 24, 2006 ("fiscal 2007 period") as compared to $17,002,000 for the twenty-six weeks ended September 25, 2005 (“fiscal 2006 period"). Sales from the Branded Product Program increased by 16.0% to $9,937,000 for the fiscal 2007 period as compared to sales of $8,563,000 in the fiscal 2006 period. This increase was primarily attributable to increased volume of approximately 17.2% and higher average selling prices, which were partly offset by higher rebates. During the fiscal 2007 period, approximately 1,600 new points of distribution were opened under our Branded Product Program, including approximately 750 units within K-Mart stores. Total Company-owned restaurant sales (representing six comparable Nathan’s restaurants) increased by 2.3% to $7,595,000 as compared to $7,421,000 during the fiscal 2006 period. During the fiscal 2007 period, sales, predominantly to our television retailer were approximately $841,000 higher than the fiscal 2006 period resulting from the introduction of new products offered and more airings.

Franchise fees and royalties were $3,433,000 in the fiscal 2007 period compared to $3,486,000 in the fiscal 2006 period. Franchise royalties were $3,189,000 in the fiscal 2007 period as compared to $3,086,000 in the fiscal 2006 period. Domestic franchise restaurant sales decreased by 2.0% to $81,219,000 in the fiscal 2007 period, as compared to $82,858,000 in the fiscal 2006 period. This decline of $1,639,000 represents the net sales difference between new units that have opened and the units that have closed between the two periods, and lower sales from our comparable restaurants. Comparable domestic franchise sales (consisting of 200 restaurants) decreased by $527,000 or 0.7% to $70,653,000 in the fiscal 2007 period as compared to $71,180,000 in the fiscal 2006 period. During the fiscal 2007 period, we received $125,000 of royalties that were previously deemed to be uncollectable and recorded increased royalty income of $58,000 as a result of our acquisition of the Arthur Treacher’s intellectual property. At September 24, 2006, 360 domestic and international franchised or licensed units were operating as compared to 361 domestic and international franchised or licensed units at September 25, 2005. During the twenty-six weeks ended September 24, 2006, royalty income from 21 domestic franchised locations has been deemed unrealizable as compared to 26 domestic franchised locations during the twenty-six weeks ended September 25, 2005. Domestic franchise fee income was $132,000 in the fiscal 2007 period as compared to $146,000 in the fiscal 2006 period. International franchise fee income was $112,000 in the fiscal 2007 period, as compared to $185,000 during the fiscal 2006 period. During the fiscal 2007 period, seven new franchised units opened, including one unit in Japan and one unit in Kuwait. During the fiscal 2006 period, 16 new franchised units were opened, including three units in Japan, one unit in Kuwait, one unit in the Dominican Republic and two in the United Arab Emirates, and we franchised one unit that previously operated pursuant to a management agreement. During the fiscal 2006 period, Nathan’s also recognized $69,000 in connection with three forfeited franchise fees.

License royalties were $2,083,000 in the fiscal 2007 period as compared to $1,990,000 in the fiscal 2006 period. This increase was attributable to higher royalties from the sale of our hot dogs and our new snack food agreement, which were partly offset by reduced royalties from the sale of Bratwurst and breakfast sausages.

Interest income was $282,000 in the fiscal 2007 period versus $196,000 in the fiscal 2006 period, primarily due to higher interest earned on the increased amount of marketable securities owned during the fiscal 2007 period as compared to the fiscal 2006 period.

 Other income was $179,000 in the fiscal 2007 period versus $361,000 in the fiscal 2006 period. This reduction was primarily due to lower revenues under supplier contracts of $94,000, and lower income from subleasing activities of $73,000.

Costs and Expenses from Continuing Operations

Cost of sales increased by $1,072,000 to $13,523,000 in the fiscal 2007 period from $12,451,000 in the fiscal 2006 period. Our gross profit (representing the difference between sales and cost of sales) was $5,868,000 or 30.3% during the fiscal 2007 period as compared to $4,551,000 or 26.8% during the fiscal 2006 period. The primary reason for this improved margin is the impact that the lower cost of beef has had on our Branded Product Program during the fiscal 2007 period. Commodity costs of our hot dogs had continuously risen to increase during the prior three consecutive years. Beginning in the summer of 2005, prices began to soften and have continued that trend during the fiscal 2007 period. Our cost of hot dogs was approximately 13.6% lower during the fiscal 2007 period than the fiscal 2006 period; however, there is no assurance that the current pricing will continue. Overall, our Branded Product Program incurred higher costs totaling approximately $275,000. This increase is the result of the higher volume during the fiscal 2007 period than in the fiscal 2006 period; however, that increase was significantly reduced because of the lower cost of product during the fiscal 2007 period, as described above. During the fiscal 2007 period, the cost of restaurant sales at our six comparable Company-owned units was $4,246,000, or 55.9% of restaurant sales, as compared to $4,076,000, or 54.9% of restaurant sales in the fiscal 2006 period. The increase was primarily due to higher labor costs. Cost of sales also increased by $627,000 in the fiscal 2007 period primarily due to higher sales volume to our television retailer.

Restaurant operating expenses were $1,703,000 in the fiscal 2007 period as compared to $1,634,000 in the fiscal 2006 period. During the fiscal 2007 period, we incurred higher costs of $47,000 in connection with recruiting and maintenance at our Coney Island restaurant in preparation for the summer season.

Depreciation and amortization was $395,000 in the fiscal 2007 period as compared to $391,000 in the fiscal 2006 period.

Amortization of intangible assets was $131,000 in both the fiscal 2007 and fiscal 2006 periods.

General and administrative expenses increased by $464,000 to $4,690,000 in the fiscal 2007 period as compared to $4,226,000 in the fiscal 2006 period. During the fiscal 2007 period we incurred an expense of $122,000 in connection with the adoption of SFAS No. 123R “Share Based Payment,” which now requires Nathan’s to record an expense for the fair the value of options granted over the vesting period (See Note E). In June 2006, Nathan’s granted 197,500 options having a total fair value of $1,218,000. Pursuant to SFAS No. 123R, Nathan’s expects to incur quarterly expenses of approximately $87,000 for the remainder of fiscal 2007 primarily in connection with its June 2006 option grants. We also incurred $92,000 for professional services in connection with our Sarbanes-Oxley Section 404 compliance efforts, higher salaries and related costs of $75,000, severance costs of $73,000, higher incentive compensation of $40,000 in connection with increased earnings by the Company, higher professional fees of $26,000 and higher business development costs of $17,000 during the fiscal 2007 period than during the fiscal 2006 period.

 Interest expense was $1,000 during the fiscal 2007 period as compared to interest expense of $20,000 during the fiscal 2006 period. The reduction of interest expense primarily relates to the early repayment of an outstanding bank loan in January 2006 and the capital lease obligation in July 2006.

Provision for Income Taxes from Continuing Operations

In the fiscal 2007 period, the income tax provision was $1,912,000 or 39.1% of income from continuing operations before income taxes as compared to $1,604,000 or 38.4% of income from continuing operations before income taxes in the fiscal 2006 period.

Discontinued Operations

On July 13, 2005, we sold a vacant piece of property in Brooklyn, New York, to a third party, which was classified as “held-for-sale” at March 27, 2005. We also sold our leasehold interest in an adjacent property on January 17, 2006 to the same buyer. At March 26, 2006, the buyer owed Nathan’s $439,000 from the sale of our leasehold interest and certain reimbursable operating expenses, whose collectability was not then reasonably assured and therefore not included in income. In July 2006, we received $39,000 for the reimbursement of operating expenses from December 2005 and January 2006. In October 2006, we received $400,000 relating to the sale of our leasehold interest, which was due in July 2006. During the fiscal 2007 period, income of $39,000 and gain of $400,000 were recorded into income from discontinued operations. During the fiscal 2006 period, we recognized a gain of $2,819,000, net of associated expenses in connection with the sale of our vacant piece of property, which was partly offset by an operating loss of $41,000 during the fiscal 2006 period, in connection with this property.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, other than the loan guarantees discussed under the “Liquidity and Capital Resources” section of this Management Discussion and Analysis.

Liquidity and Capital Resources

 Cash and cash equivalents at September 24, 2006 aggregated $3,696,000, increasing by $687,000 during the fiscal 2007 period. At September 24, 2006, marketable securities were $21,440,000 and net working capital increased to $23,755,000 from $19,075,000 at March 26, 2006.

Cash provided by operations of $4,203,000 in the fiscal 2007 period is primarily attributable to net income of $3,240,000, plus non-cash items and gains on sales of leasehold interest and fixed assets of $507,000. Changes in Nathan’s operating assets and liabilities increased cash by $456,000 principally due to decreased prepaid expenses and other current assets of $664,000, primarily by reducing our current year tax installments by the amount of our prepaid income taxes as of March 26, 2006, and utilization of prepaid insurance. Deferred franchise fees increased by $272,000 from cash received in connection with future restaurant openings, and the sale of inventory on hand by our Branded Product Program and our television retailer. Cash was reduced from increased accounts receivable and notes receivable of $673,000 primarily resulting from increased royalties from retail licensees and higher sales of the Branded Product Program.

We used cash for investment purposes of $4,339,000 in the fiscal 2007 period, primarily due to our purchase of “available for sale” securities of $4,467,000, investment of $290,000 in capital expenditures which were partly offset with proceeds received from the sale of leasehold interest of $400,000 and the receipt of $18,000 from notes receivable.

We generated cash from our financing activities of $823,000 in the fiscal 2007 period. We received net proceeds of $136,000 from the exercise of employee stock options, and expect to receive an income tax benefit from the exercise of stock options of $726,000, which were partly offset by our payments made to terminate our capitalized lease obligation of $39,000.

On September 14, 2001, Nathan’s was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to one million additional shares of its common stock. Through September 24, 2006, Nathan’s purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan’s has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company’s common stock during the twenty-six weeks ended September 24, 2006. Nathan’s expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan’s expects to fund these stock repurchases from its operating cash flow.

We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

At September 24, 2006, there were 26 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. There is also one vacant property that we lease that is not currently leased to a third party. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases. Additionally, we guaranteed financing on behalf of certain franchisees with two third-party lenders. Our maximum obligation for loans funded by the lenders as of September 24, 2006 was approximately $185,000.

The following schedules represent Nathan’s cash contractual obligations and the expiration of other contractual commitments by maturity at September 24, 2006 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4-5 Years	After 5 Years

Employment Agreements	$1,383	$749	$572	$62	$-
Operating Leases	9,988	3,170	3,999	1,750	1,069
Gross Cash Contractual Obligations	11,371	3,919	4,571	1,812	1,069
Sublease Income	5,971	1,762	2,152	1,212	845
Net Cash Contractual Obligations	$5,400	$2,157	$2,419	$600	$224

	Amount of Commitment Expiration Per Period
Other Contractual Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4-5 Years	After 5 Years

Loan Guarantees	$185	$185	$-	$-	$-
Total Other Contractual Commitments	$185	$185	$-	$-	$-

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations for at least the next twelve months. We currently maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 24, 2006, Nathans’ cash and cash equivalents aggregated $3,696,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $9,200 per annum for each 0.25% change in interest rates.

Marketable securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 24, 2006, the market value of Nathans’ marketable securities aggregated $21,440,000. Interest income on these marketable securities would increase or decrease by approximately $54,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at September 24, 2006 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities Given an interest rate Decrease of X Basis points			Fair	Valuation of securities Given an interest rate Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal notes and bonds	$22,793	$22,331	$21,881	$21,440	$21,007	$20,581	$20,163

Borrowings

The interest rate on our borrowings are generally determined based upon the prime rate and may be subject to market fluctuation as the prime rate changes, as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At September 24, 2006, we had no outstanding debt. If we were to borrow money in the future, such borrowings would be based upon the then prevailing interest rates. We also maintain a $7,500,000 credit line at the prime rate (8.25% as of September 24, 2006). We have never borrowed any funds under this credit line. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 24, 2006 would have increased or decreased our cost of sales by approximately $1,015,000.

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

Changes in Internal Controls

 There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended September 24, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Forward Looking Statements

Certain statements contained in this report are forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Forward-looking statements represent our current judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of risks and uncertainties, many of which we are not aware and / or cannot control. These risks and uncertainties include, but are not limited to: the effect on sales over concerns relating to bovine spongiform encephalopathy; the effect on costs resulting from the availability and cost of gasoline and other petrochemicals; economic, weather, legislative and business conditions; the collectibility of receivables; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; the ability to continue to attract franchisees; our ability to attract competent restaurant and managerial personnel, and the other risks described under “Risk Factors” under Item 1A of our Form 10-K and this Form 10-Q.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

We and our subsidiaries are from time to time involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on our financial position or results of operations for the period in which the ruling occurs.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(c) We have not repurchased any equity securities during the quarter ended September 24, 2006

Item 4: Submission of Matter to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on September 14, 2006.

(b)
Nine Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2007. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

	FOR	WITHHELD

HOWARD M. LORBER	4,779,733	231,667
WAYNE NORBITZ	4,690,770	320,630
ROBERT J. EIDE	4,690,508	320,892
ERIC GATOFF	4,780,470	230,930
BRIAN S. GENSON	4,779,722	231,678
BARRY LEISTNER	4,779,333	232,067
DONALD L. PERLYN	4,779,653	231,747
A.F. PETROCELLI	4,780,433	230,967
CHARLES RAICH	4,689,661	321,739

(c)	The stockholders were asked to vote on the ratification of the appointment of Grant Thornton, LLP as the auditors for the Company for the fiscal year ending March 25, 2007.

The proposal was approved as follows:

FOR	AGAINST	ABSTAIN
4,994,556	11,677	5,068

The stockholders were asked to vote on the stockholder proposal presented by the organization known as People for the Ethical Treatment of Animals (“PETA”).

The proposal was defeated as follows:

FOR	AGAINST	ABSTAIN
337,361	2,807,837	18,224

(d) Not applicable.

Item 5: Other Information

On November 1, 2006, Howard M. Lorber was appointed as Executive Chairman of the Board of the Company, effective January 1, 2007. Mr. Lorber has served as the Company’s Chairman of the Board since 1990, Chief Executive Officer since 1993 and a Director since 1987. He will continue to serve as a Director. Additionally, on November 1, 2006, Eric Gatoff was appointed as Chief Executive Officer of the Company effective January 1, 2007. Mr. Gatoff has served as the Company’s Vice President and Corporate Counsel since October 2003 and as a Director since 2005. Prior to joining us, Mr. Gatoff was a partner at Grubman, Indursky & Schindler, P.C., a law firm specializing in intellectual property, media and entertainment law.

In connection with the foregoing, the Company has agreed to enter into an employment agreement with each of Messrs. Lorber (the “Lorber Employment Agreement”) and Gatoff (the “Gatoff Employment Agreement”). Under the terms of the Lorber Employment Agreement as proposed, Mr. Lorber will serve as Executive Chairman of the Board from January 1, 2007 until December 31, 2012, unless his employment is terminated in accordance with the terms of the Lorber Employment Agreement. Pursuant to the Lorber Employment Agreement, Mr. Lorber will receive a base salary of $400,000, and will not receive a contractual bonus; provided that, for the fiscal year ending March 25, 2007, Mr. Lorber will be entitled to receive a pro rata portion of the bonus payable to him under his existing agreement. The Lorber Employment Agreement will further provide for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200,000 per year in exchange for his agreement to provide no less than 30 days of consulting services. The Lorber Employment Agreement will also provide Mr. Lorber the right to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Lorber is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

In the event that Mr. Lorber’s employment is terminated without cause, he will be entitled to receive his salary and bonus for the remainder of the contract term. The Lorber Employment Agreement will further provide that in the event there is a change in control, as defined in the agreement, Mr. Lorber will have the option, exercisable within one year after such event, to terminate his employment agreement. Upon such termination, will have the right to receive a lump sum cash payment equal to the greater of (A) his salary and annual bonuses for the remainder of the employment term (including a prorated bonus for any partial fiscal year), which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination; or (B) 2.99 times his salary and annual bonus for the fiscal year immediately preceding the fiscal year of termination, as well as a lump sum cash payment equal to the difference between the exercise price of any exercisable options having an exercise price of less than the then current market price of our common stock and such then current market price. In addition, the Company will provide Mr. Lorber with a tax gross-up payment to cover any excise tax due. In the event of termination due to Mr. Lorber’s death or disability, he is entitled to receive an amount equal to his salary and annual bonuses for a three-year period, which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination. Until the effective date of the Lorber Employment Agreement, Mr. Lorber shall continue to provide services under the terms of his existing employment agreement.

Under the terms of the Gatoff Employment Agreement as proposed, Mr. Gatoff has agreed to serve as Chief Executive Officer effective from January 1, 2007 until December 31, 2008, which period shall extend for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Pursuant to the agreement, Mr. Gatoff will receive a base salary of $225,000 and an annual bonus equal in an amount of up to 100% of his base salary, depending upon the Company’s achievement of performance goals established and agreed to by the Compensation Committee and Mr. Gatoff for each fiscal year during the employment term, provided that the bonus payable to Mr. Gatoff for the fiscal year ending March 25, 2007 is to be determined by the Compensation Committee in its discretion, based on Mr. Gatoff’s status as Vice President and Corporate Counsel through December 31, 2006 and provided, further, that Mr. Gatoff will be entitled to a minimum bonus of 50% of his base salary for the first two years of the Gatoff Employment Agreement. The agreement will further provide for an automobile allowance in the amount provided to other executive officers, currently $1,250 per month and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

In the event that Mr. Gatoff’s employment is terminated without cause, he will be entitled to receive his salary for the remainder of the contract term. The Gatoff Employment Agreement will further provide that in the event there is a change in control, as defined in the agreement, Mr. Gatoff will have the option, exercisable within one year after such event, to terminate his employment agreement. Upon such termination, he will have the right to receive a lump sum cash payment equal to his salary and annual bonus for a one-year period, in an amount equal to the bonus paid or payable to Mr. Gatoff for the most recently completed fiscal year. In the event of termination due to Mr. Gatoff’s death or disability, he will be entitled to receive an amount equal to his salary and annual bonus for the balance of the contract term, which bonus shall be equal to the minimum bonus of  50% of his base compensation in the event of a termination during the initial two-year term and the amount of the bonus paid or payable to the Executive for the preceding fiscal year in the event of such termination during any renewal term.

In connection with foregoing, the Board of Directors amended the Company’s By-laws to establish the office of Executive Chairman of the Board and to separate the offices of Chairman of the Board and Chief Executive Officer.

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

NATHAN’S FAMOUS, INC.

Date: November 6, 2006	By:	/s/ Wayne Norbitz
Wayne Norbitz President and Chief Operating Officer (Principal Executive Officer)

Date: November 6, 2006	By:	/s/ Ronald G. DeVos
Ronald G. DeVos Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)