Form 10-Q
period 2006-12-24
NATHANS FAMOUS INC
filed 2007-02-05
CIK 69733

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended December 24, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from __________ to __________.

Commission File Number 0-3189

NATHAN'S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

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

At February 2, 2007, an aggregate of 5,903,783 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 24, 2006	March 26, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,538	$3,009
Marketable securities	21,336	16,882
Notes and accounts receivable, net	4,631	3,908
Inventories	528	817
Assets held for sale	48	-
Prepaid expenses and other current assets	681	1,019
Deferred income taxes	1,312	1,364

Total current assets	34,074	26,999

Notes receivable, net	110	137
Property and equipment, net	4,285	4,568
Goodwill	95	95
Intangible assets, net	3,694	3,884
Deferred income taxes	1,318	1,484
Other assets, net	226	256

	$43,802	$37,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of capital lease obligation	$-	$8
Accounts payable	2,235	2,091
Accrued expenses and other current liabilities	5,832	5,606
Deferred franchise fees	399	219

Total current liabilities	8,466	7,924

Capital lease obligation, less current maturities	-	31
Other liabilities	1,473	1,420

Total liabilities	9,939	9,375

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;
7,794,883 and 7,600,399 shares issued; 5,903,783 and 5,709,299
shares outstanding at December 24, 2006 and March 26, 2006, respectively	78	76
Additional paid-in capital	45,046	43,699
Deferred compensation	(154)	(208)
Accumulated deficit	(3,896)	(8,197)
Accumulated other comprehensive loss	(53)	(164)

	41,021	35,206
Treasury stock, at cost, 1,891,100 shares at December 24, 2006 and March 26, 2006.	(7,158)	(7,158)

Total stockholders’ equity	33,863	28,048

	$43,802	$37,423

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended December 24, 2006 and December 25, 2005
(in thousands, except share and per share amounts)
(Unaudited)

	December 24, 2006	December 25, 2005
REVENUES
Sales	$7,695	$6,886
Franchise fees and royalties	1,781	1,636
License royalties	844	673
Interest income	180	131
Other income	54	153
Total revenues	10,554	9,479

COSTS AND EXPENSES
Cost of sales	5,689	5,132
Restaurant operating expenses	715	780
Depreciation and amortization	194	192
Amortization of intangible assets	66	66
General and administrative expenses	2,294	2,094
Interest expense	-	10
Total costs and expenses	8,958	8,274

Income from continuing operations before provision
for income taxes	1,596	1,205
Provision for income taxes	557	450
Income from continuing operations	1,039	755

Income from discontinued operations before income taxes	36	24
Income tax expense	14	9
Income from discontinued operations	22	15
Net income	$1,061	$770

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.18	$.14
Income from discontinued operations	.00	.00
Net income	$.18	$.14

Diluted income per share:
Income from continuing operations	$.17	$.12
Income from discontinued operations	.00	.00
Net income	$.17	$.12

Weighted average shares used in computing income per share
Basic	5,892,000	5,594,000
Diluted	6,401,000	6,565,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirty-nine weeks ended December 24, 2006 and December 25, 2005
(in thousands, except share and per share amounts)
(Unaudited)

	December 24, 2006	December 25, 2005
REVENUES
Sales	$27,086	$23,888
Franchise fees and royalties	5,200	5,112
License royalties	2,927	2,663
Interest income	462	327
Other income	187	466
Total revenues	$35,862	32,456

COSTS AND EXPENSES
Cost of sales	19,212	17,583
Restaurant operating expenses	2,418	2,414
Depreciation and amortization	585	579
Amortization of intangible assets	197	197
General and administrative expenses	6,984	6,320
Interest expense	1	30
Other expense, net	35	-
Total costs and expenses	29,432	27,123

Income from continuing operations before provision
for income taxes	6,430	5,333
Provision for income taxes	2,448	2,033
Income from continuing operations	3,982	3,300

Income from discontinued operations, including gains on disposal of discontinued operations of $400 in 2006 and $2,819 in 2005, before income taxes	532	2,856
Income tax expense	213	1,109
Income from discontinued operations	319	1,747
Net income	$4,301	$5,047

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.69	$.59
Income from discontinued operations	.05	.32
Net income	$.74	$.91

Diluted income per share:
Income from continuing operations	$.63	$.50
Income from discontinued operations	.05	.27
Net income	$.68	$.77

Weighted average shares used in computing income per share

Basic	5,799,000	5,571,000
Diluted	6,311,000	6,522,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirty-nine weeks ended December 24, 2006
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Equity
Balance, March 26, 2006	7,600,399	$76	$43,699	$(208)	$(8,197)	$(164)	1,891,100	$(7,158)	$28,048

Shares issued in connection with exercise of employee stock options	194,484	2	282	-	-	-	-	-	284
Income tax benefit on stock option exercises	-	-	857	-	-	-	-	-	857
Share-based compensation	-	-	208	-	-	-	-	-	208
Amortization of deferred compensation relating to restricted stock	-	-	-	54	-	-	-	-	54
Unrealized gains on marketable securities, net of deferred income tax provision of $74	-	-	-	-	-	111	-	-	111
Net income	-	-	-	-	4,301	-	-	-	4,301
Balance, December 24, 2006	7,794,883	$78	$45,046	$(154)	$(3,896)	$(53)	1,891,100	$(7,158)	$33,863

The accompanying notes are an integral part of these statements

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-nine weeks ended December 24, 2006 and December 25, 2005
(in thousands)
(Unaudited)

	December 24, 2006	December 25, 2005
Cash flows from operating activities:
Net income	$4,301	$5,047
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	591	585
Amortization of intangible assets	197	197
Amortization of bond premium	198	168
Amortization of deferred compensation	54	54
Share-based compensation expense	208	-
Provision for doubtful accounts	8	8
Income tax benefit on stock option exercises	-	61
Gain on disposal of leasehold interest and property and equipment	(419)	(2,882)
Deferred income taxes	144	23
Changes in operating assets and liabilities:
Notes and accounts receivable	(763)	(980)
Inventories	289	26
Prepaid expenses and other current assets	338	447
Other assets	30	(9)
Accounts payable, accrued expenses and other current liabilities	370	723
Deferred franchise fees	180	(138)
Other liabilities	72	(79)

Net cash provided by operating activities	5,798	3,251

Cash flows from investing activities:
Proceeds from sale of available for sale securities	-	1,934
Purchase of available for sale securities	(4,467)	(7,877)
Purchase of intellectual property	(7)	-
Purchases of property and equipment	(356)	(420)
Payments received on notes receivable	59	339
Proceeds from sale of leasehold interest and property and equipment	400	3,521

Net cash used in investing activities	(4,371)	(2,503)

Cash flows from financing activities:
Principal repayments of note payable and capitalized lease obligation	(39)	(131)
Income tax benefit on stock option exercises	857	-
Proceeds from the exercise of stock options and warrants	284	_259

Net cash provided by financing activities	1,102	128

Net change in cash and cash equivalents	2,529	876

Cash and cash equivalents, beginning of period	3,009	2,935

Cash and cash equivalents, end of period	$5,538	$3,811

Cash paid during the period for:
Interest	$1	$30
Income taxes	$1,150	$2,015

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 24, 2006
(Unaudited)
NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s”, the “Company” or “we”) for the thirteen and thirty-nine week periods ended December 24, 2006 and December 25, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

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

See Note E for a discussion of the impact of adopting SFAS No. 123R “Share-based Payments”.

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and thirty-nine week periods ended December 24, 2006 and December 25, 2005, respectively.

Thirteen weeks

	Income from Continuing Operations		Number of Shares		Income from Continuing Operations Per Share
	2006	2005	2006	2005	2006	2005
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,039	$755	5,892	5,594	$0.18	$0.14
Effect of dilutive employee stock options and warrants	-	-	509	971	(0.01)	(0.02)
Diluted EPS
Diluted calculation	$1,039	$755	6,401	6,565	$0.17	$0.12

Thirty-nine weeks

	Income from Continuing Operations		Number of Shares		Income from Continuing Operations Per Share
	2006	2005	2006	2005	2006	2005
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,982	$3,300	5,799	5,571	$0.69	$0.59
Effect of dilutive employee stock options and warrants	-	-	512	951	(0.06)	(0.09)
Diluted EPS
Diluted calculation	$3,982	$3,300	6,311	6,522	$0.63	$0.50

Options and warrants to purchase 0 and 19,500 shares of common stock in the thirteen week periods ended December 24, 2006 and December 25, 2005 respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods.

Options and warrants to purchase 131,667 and 19,500 shares of common stock in the thirty-nine week periods ended December 24, 2006 and December 25, 2005, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the respective periods.

NOTE E - STOCK BASED COMPENSATION

As of the beginning of fiscal 2007, we adopted SFAS No. 123R, “Share-based Payments”, (“SFAS No. 123R”) using the modified prospective method. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to awards vesting after the date of initial adoption to be recognized by the Company in the financial statements over the remaining requisite service period. Therefore, the amount of compensation costs to be recognized over the requisite service period on a prospective basis after March 26, 2006 includes: (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested as of, March 26, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to March 26, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to March 26, 2006 measured as of the date of such modification.

     When recording compensation cost for equity awards, SFAS No. 123R requires companies to estimate at the date of grant the number of equity awards granted that are expected to be forfeited and to subsequently adjust the estimated forfeitures to reflect actual forfeitures.

For tax purposes, Nathan’s expects to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the stock options vest or are exercised. SFAS No. 123R requires that compensation cost be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. The cumulative compensation cost recognized for equity awards pursuant to SFAS No. 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS No. 109, “Accounting for Income Taxes”. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase to additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the stock options vest or are exercised or expire unless we have an available additional paid-in capital pool, as defined pursuant to SFAS No. 123R (“APIC Pool”). Nathan’s is required to assess whether there is an available APIC Pool when the restrictions lapse or stock options are exercised or expire.

     SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require companies to change the classification in the statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of non-vested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows.

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

The incremental pre-tax share-based compensation expense recognized pursuant to the adoption of SFAS No. 123R for the thirteen weeks ended December 24, 2006 was $86,000. The incremental share-based compensation expense caused income before income taxes to decrease by $86,000. Net income decreased by $51,000 and basic and diluted earnings per share decreased by $0.01 for the thirteen weeks ended December 24, 2006. Total share-based compensation expense recognized under SFAS No. 123R, including the incremental pre-tax share-based compensation expense above, was $105,000, with an associated tax benefit of $42,000, and was included in general and administrative expense in our accompanying Consolidated Statement of Earnings for the thirteen weeks ended December 24, 2006.

The incremental pre-tax share-based compensation expense recognized pursuant to the adoption of SFAS No. 123R for the thirty-nine weeks ended December 24, 2006 was $208,000. The incremental share-based compensation expense caused income before income taxes to decrease by $208,000. Net income decreased by $124,000 and basic and diluted earnings per share decreased by $0.02 for the thirty-nine weeks ended December 24, 2006. Total share-based compensation expense recognized under SFAS No. 123R, including the incremental pre-tax share-based compensation expense above, was $262,000, with an associated tax benefit of $106,000, and was included in general and administrative expense in our accompanying Consolidated Statement of Earnings for the thirty-nine weeks ended December 24, 2006.

As of December 24, 2006, there was $1,132,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over a period of 4.50 years, which represents the requisite service period for such awards.

During the thirty-nine weeks ended December 24, 2006, the Company granted 197,500 options having an exercise price of $13.08 per share. All of the options granted will be vested as follows: 20% on the first anniversary of the grant, 40% on the second anniversary of the grant, 60% on the third anniversary of the grant, 80% on the fourth anniversary of the grant and 100% on the fifth anniversary of the grant. All options have an expiration date of ten years from the date of grant. No options were granted during the thirty-nine weeks ended December 25, 2005.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirty-nine weeks ended December 24, 2006 are as follows:

2006
Weighted-average option fair values	$6.1686
Expected life (years)	7.0
Interest rate	5.21%
Volatility	34.33%
Dividend yield	0%

Prior to March 26, 2006, Nathan’s accounted for share-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS No. 123, and accordingly, did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant.

The following table illustrates the effect on net income and income per share had the fair value-based method prescribed by SFAS No. 123, been applied to stock-based employee compensation during the thirteen and thirty-nine weeks ended December 25, 2005. Additional compensation expense, net of tax, of $22,000 and $67,000 would have been recognized for the thirteen and thirty-nine weeks ended December 25, 2005, respectively, and the effect on net income and net income per share would have been as follows:

	Thirteen Weeks ended December 25, 2005	Thirty-nine Weeks ended December 25, 2005
	(in thousands except per share amounts)
Net income, as reported	$770	$5,047
Add: Stock-based compensation included in net income	11	33

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(33)	(100)

Pro forma net income	$748	$4,980

Earnings per Share
Basic - as reported	$0.14	$0.91
Diluted - as reported	$0.12	$0.77
Basic - pro forma	$0.13	$0.89
Diluted - pro forma	$0.11	$0.76

 Stock Incentive Plans and Warrants

 On December 15, 1992, the Company adopted the 1992 Stock Option Plan (the “1992 Plan”), which provides for the issuance of incentive stock options (“ISOs”) to officers and key employees and nonqualified stock options to directors, officers and key employees. Up to 525,000 shares of common stock have been reserved for issuance under the 1992 Plan. The terms of the options are generally ten years, except for ISOs granted to any employee who prior to the granting of the option owns stock representing more than 10% of the voting rights, for which the option term will be five years. The exercise price for nonqualified stock options outstanding under the 1992 Plan can be no less than the fair market value, as defined, of the Company’s common stock at the date of grant. For ISOs, the exercise price can generally be no less than the fair market value of the Company’s common stock at the date of grant, with the exception of any employee who prior to the granting of the option owns stock representing more than 10% of the voting rights, for which the exercise price can be no less than 110% of fair market value of the Company’s common stock at the date of grant. The 1992 Plan expired with respect to the granting of new options on December 2, 2002.

On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the “Directors’ Plan”), which provides for the issuance of nonqualified stock options to non-employee directors, as defined, of the Company. Under the Directors’ Plan, 200,000 shares of common stock have been authorized and issued. Options awarded to each non-employee director are fully vested, subject to forfeiture under certain conditions and shall be exercisable upon vesting. The Directors’ Plan expired with respect to the granting of new options on December 31, 2004. As of December 24, 2006, there are no options outstanding under this plan.

In April 1998, the Company adopted the Nathan’s Famous, Inc. 1998 Stock Option Plan (the “1998 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 500,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the 1998 Plan. As of December 24, 2006, no shares are available to be issued in the future under this plan.

In June 2001, the Company adopted the Nathan’s Famous, Inc. 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 350,000 shares of common stock have been reserved for issuance upon the exercise of options granted and for future issuance in connection with awards under the 2001 Plan. As of December 24, 2006, there are 3,500 shares available to be issued in the future under this plan.

In June 2002, the Company adopted the Nathan’s Famous, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the issuance of nonqualified stock options or restricted stock awards to directors, officers and key employees. Up to 300,000 shares of common stock have been reserved for issuance in connection with awards under the 2002 Plan. As of December 24, 2006, there are 2,500 shares available to be issued in the future under this plan.

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

In January 2005, Nathan’s issued 50,000 shares of restricted common stock to its Chairman and the Chief Executive Officer in connection with a new employment agreement. These shares vest ratably over 5 years. A charge of $362,500, representing the market price of the Company’s common stock on the date of grant, was recorded to deferred compensation and is being amortized to earnings ratably over the vesting period.

     In general, our stock incentive plans have terms of ten years and vest over periods of between three and five years. We have historically issued new shares of common stock for options that have been exercised and determined the grant date fair value of options and warrants granted using the Black-Scholes option valuation model.

Stock options and warrants outstanding:

Transactions under all plans for the thirty-nine weeks ended December 24, 2006, are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 26, 2006	1,332,024	$3.78	3.6

Granted	197,500	$13.08
Expired	(3,750)	$6.20
Exercised	(238,916)	$3.62

Options outstanding at December 24, 2006	1,286,858	$5.09	4.3	$11,165,000

Options exercisable at December 24, 2006	1,057,441	$3.58	3.2	$10,771,000

Weighted-average fair value of options granted		$6.1686

Warrants outstanding at March 26, 2006	150,000	$3.25	1.3
Granted	-	-
Expired	-	-
Exercised	-	-

Warrants outstanding at December 24, 2006	150,000	$3.25	0.6	$1,578,000

Warrants exercisable at December 24, 2006	150,000	$3.25	0.6	$1,578,000
Weighted-average fair value of warrants granted		$-

The aggregate intrinsic value of the stock options exercised during the thirteen weeks ended December 24, 2006 and December 25, 2005 was $315,000 and $42,000, respectively. The aggregate intrinsic value of the stock options exercised during the thirty-nine weeks ended December 24, 2006 and December 25, 2005 was $2,109,000 and $157,000, respectively.

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

During the thirty-nine weeks ended December 25, 2005, the Company sold one Company-owned restaurant that it had previously leased to the operator pursuant to a management agreement for total cash consideration of $515,000 and entered into a franchise agreement with the buyer to continue operating the restaurant. As the Company expects to have a continuing stream of cash flows from this restaurant, the results of operations for this restaurant are included in “Income from continuing operations before income taxes” in the accompanying consolidated statements of earnings for the thirty-nine week period ended December 25, 2005 through the date of sale. There were no sales of Company-owned restaurants during the thirty-nine weeks ended December 24, 2006.

The results of operations for this restaurant for the thirteen and thirty-nine weeks ended December 25, 2005 are as follows:

	Thirteen Weeks (in thousands)	Thirty-nine Weeks (in thousands)
Total revenue	$11	$72
Income from continuing operations before income taxes	$11	$70

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

On July 13, 2005, Nathan’s sold all of its right, title and interest in and to a vacant real estate parcel previously utilized as a parking lot, adjacent to a Company-owned restaurant, located in Brooklyn, New York, in exchange for a cash payment of $3,100,000. A gain of $2,819,000 was recognized into income during the thirty-nine weeks ended December 25, 2005. Nathan’s also entered into an agreement pursuant to which an affiliate of the buyer has assumed all of Nathan’s rights and obligations under a lease for an adjacent property and had agreed to pay $500,000 to Nathan’s for its leasehold interest on the earlier of (i) three years after closing or (ii) six months after the closing of the adjacent property, $100,000 of which was paid and recognized into income in the fiscal year ended March 26, 2006. On January 17, 2006, the adjacent property was sold and the remaining balance of $400,000 was received in October 2006 and is included as a gain from discontinued operations during fiscal 2007. Recovery of $39,000 of reimbursable expenses has been included in discontinued operations for the thirty-nine weeks ended December 24, 2006. The operating expenses for these properties have been included in discontinued operations for the thirty-nine week period ended December 25, 2005 as the Company has no continuing involvement in the operation of, or cash flows from, these properties.

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three (3) leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. Pursuant to the Lease Termination Agreement, within 180 days following delivery of notice from CVS to Nathan’s, we are required to deliver the vacated properties to CVS. As the properties are currently subject to certain sublease and management agreements between Nathan’s and the current occupants, Nathan’s expects to make payments to, or forgive indebtedness of, the current occupants of the properties and pay brokerage commissions of approximately  $500,000 in the aggregate. On November 30, 2006, CVS provided Nathan’s with notice that all necessary permits and approvals have been obtained and that all contingencies have either been waiver or satisfied. We expect that this transaction will close no later than May 31, 2007.

Results of operations for all properties included in discontinued operations are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 24, 2006	December 25, 2005	December 24, 2006	December 25, 2005
	(in thousands)		(in thousands)
Total revenue	$39	$26	$100	$84

Income from discontinued operations before income taxes (including gains on disposal of $400 and $2,819 for the thirty-nine week periods in 2006 and 2005)	$36	$24	$532	$2,856

NOTE H- STOCK REPURCHASE PROGRAM

On September 14, 2001, Nathan’s was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, it repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to one million additional shares of its common stock. Through December 24, 2006, Nathan’s purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan’s has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company’s common stock during the thirty-nine weeks ended December 24, 2006. Nathan’s may make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan’s expects to fund its stock repurchases from its operating cash flow.

NOTE I - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 24, 2006	December 25, 2005	December 24, 2006	December 25, 2005
	(in thousands)		(in thousands)
Net income	$1,061	$770	$4,301	$5,047
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) provision of $(13), ($22), $74 and ($3), respectively	$(20)	$(35)	$111	$(8)
Comprehensive income	$1,041	$735	$4,412	$5,039

Accumulated other comprehensive loss of $53 and $164 at December 24, 2006 and March 26, 2006, respectively, consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

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

2. Guarantees

The Company guaranteed certain equipment financing for certain franchisees with a third-party lender. As of December 24, 2006, all outstanding loans under this agreement were repaid, therefore, the Company’s obligation has been eliminated.

The Company also guaranteed a franchisee’s note payable with a bank. The note payable matured in August 2006, and the franchisee refinanced this loan directly with the bank without any further guarantee by the Company or any of its subsidiaries.

The guarantees referred to above were entered into by the Company prior to December 31, 2002, which was the effective date for FIN 45 “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” The terms of these guarantees were not modified during the period that they were in force.

NOTE K - RECLASSIFICATIONS

Certain reclassifications of prior period balances have been made to conform to the December 24, 2006 presentation.

NOTE L - SUBSEQUENT EVENT

Effective January 1, 2007, Howard M. Lorber, previously, Chairman of the Board and Chief Executive Officer, assumed the newly created position of Executive Chairman of the Board of Nathan’s and Eric Gatoff, previously, Vice President and Corporate Counsel, became Chief Executive Officer of Nathan’s.

In connection with the foregoing, the Company entered into an employment agreement with each of Messrs. Lorber (as amended, the “Lorber Employment Agreement”) and Gatoff (the “Gatoff Employment Agreement”). Under the terms of the Lorber Employment Agreement, Mr. Lorber will serve as Executive Chairman of the Board from January 1, 2007 until December 31, 2012, unless his employment is terminated in accordance with the terms of the Lorber Employment Agreement. Pursuant to the Lorber Employment Agreement, Mr. Lorber receives a base salary of $400,000, and will not receive a contractual bonus; provided that, for the fiscal year ending March 25, 2007, Mr. Lorber will be entitled to receive a pro rata portion of the bonus payable to him under his prior agreement. The Lorber Employment Agreement provides for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200,000 per year in exchange for his agreement to provide no less than 15 days of consulting services per year, provided, Mr. Lorber is not required to provide more than 50 days of consulting services per year. The Lorber Employment Agreement provides Mr. Lorber with the right to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Lorber is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff will serve as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period shall extend for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Pursuant to the agreement, Mr. Gatoff will receive a base salary of $225,000 and an annual bonus equal in an amount of up to 100% of his base salary, depending upon the Company’s achievement of performance goals established and agreed to by the Compensation Committee and Mr. Gatoff for each fiscal year during the employment term, provided that the bonus payable to Mr. Gatoff for the fiscal year ending March 25, 2007 is to be determined by the Compensation Committee in its discretion, based on Mr. Gatoff’s status as Vice President and Corporate Counsel through December 31, 2006 and provided, further, that Mr. Gatoff will be entitled to a minimum bonus of 50% of his base salary for the first two years of the Gatoff Employment Agreement. The Gatoff agreement provides for an automobile allowance in the amount provided to other executive officers, currently $1,250 per month, and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

These contractual obligations have been included as a component of the Schedule of Cash Contractual Obligations in Item 2, Management Discussion and Analysis, as if they were in effect on December 24, 2006.

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

In addition to plans for expansion of our Branded Product Program and through franchising, Nathan’s continues to co-brand within its restaurant system. Currently, the Arthur Treacher’s products are being sold within 111 Nathan’s and Miami Subs restaurants, the Nathan’s brand is included on the menu of 50 Miami Subs restaurants, while the Kenny Rogers Roasters products are being sold within 102 Nathan’s and Miami Subs restaurants.

 At December 24, 2006, our combined restaurant system consisted of 361 franchised or licensed units and six Company-owned units (including one seasonal unit), located in 22 states and 11 foreign countries. At December 24, 2006, and December 25, 2005, our Company-owned restaurant system included six Nathan’s units (including one seasonal unit).

Critical Accounting Policies and Estimates and Recent Accounting Pronouncements

 The company’s significant accounting policies are set forth in Note B of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended March 26, 2006. A discussion of those policies that require management judgment and estimates and are most important in determining the company’s operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2006 Annual Report.

The Financial Accounting Standards Board has issued a number of financial accounting standards, staff positions and emerging issues task force consensus. See Notes C and E of Notes to Consolidated Financial Statements for a discussion of these matters.

Impairment of Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142") requires that goodwill and intangible assets with indefinite lives be reviewed annually (or more frequently if impairment indicators arise) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, an impairment charge may be required. No goodwill or other intangible assets were determined to be impaired during the thirteen and thirty-nine weeks ended December 24, 2006.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144") requires management judgments regarding the future operating and disposition plans for under-performing assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant’s carrying value. No restaurants were determined to be impaired during the thirteen and thirty-nine weeks ended December 24, 2006.

 Impairment of Notes Receivable

Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” requires management judgments regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor’s ability to meet its obligation over that extended term. No notes receivable were determined to be impaired during the thirteen and thirty-nine weeks ended December 24, 2006.

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

In the normal course of business, we extend credit to trade customers of our Branded Product Program, franchisees for the payment of ongoing royalties and retail licensees. Notes and accounts receivable, net, as shown on our consolidated balance sheets are net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectibility based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectibility of a receivable at the date of the transaction is not reasonably assured, the associated revenue is not recorded until the facts and circumstances change in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Share-based Compensation

     We have various share-based compensation plans that provide stock options and restricted stock awards for certain employees and non-employee directors to purchase shares of our common stock. Prior to our adoption of SFAS No. 123R at the beginning of fiscal 2007, we accounted for share-based compensation in accordance with APBNo. 25, which utilized the intrinsic value method of accounting for share-based compensation, as compared to using the fair-value method prescribed in SFAS No. 123R. Nathan’s uses the Black-Scholes option valuation model in order to determine the fair value of options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions about the future, including the expected option life, expected option forfeitures and future stock price volatility. As such, changes in the Company’s assumptions could result in a different fair value. During the thirteen and thirty-nine weeks ended December 24, 2006, we recorded share-based compensation expense of $86,000 and $208,000, respectively in connection with the vesting of options. No share-based compensation expense attributable to stock option grants was recorded during the thirteen and thirty-nine weeks ended December 25, 2005. Nathan’s also expects to incur quarterly expenses of approximately $87,000 for the remainder of fiscal 2007, principally in connection with its June 2006 option grants.

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

     As of March 26, 2006 and December 24, 2006, we maintained a valuation allowance of $346,000 for deferred tax assets related to certain federal and certain state net operating loss carryforwards and AMT tax credit carryforwards. Even though we expect to generate taxable income, realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

     We use an estimate of our annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to our effective tax rate in future quarterly or annual periods.

Adoption of Accounting Pronouncements

See Note C, on page 9 of this Form 10-Q for a complete discussion of the impact of SFAS No. 151 on the Company’s financial position and results of operations.

See Note C, on page 9 of this Form 10-Q for a complete discussion of the impact of SFAS No. 154 on the Company’s financial position and results of operations.

See Note E, beginning on page 10 of this Form 10-Q for a complete discussion of the impact of SFAS No. 123R on the Company’s financial position and results of operations.

Recently Issued Accounting Standards Not Yet Adopted

 The company’s significant accounting policies are set forth in Note B of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended March 26, 2006. A discussion of those policies that require management judgment and estimates and are most important in determining the company’s operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2006 Annual Report.

The Financial Accounting Standards Board has issued a number of financial accounting standards, staff positions and emerging issues task force consensus. See Notes C and E of Notes to Condensed Consolidated Financial Statements for a discussion of these matters

Results of Operations

Thirteen weeks ended December 24, 2006 compared to thirteen weeks ended December 25, 2005

Revenues from Continuing Operations

Total sales increased by $809,000 or 11.7% to $7,695,000 for the thirteen weeks ended December 24, 2006 ("third quarter fiscal 2007") as compared to $6,886,000 for the thirteen weeks ended December 25, 2005 ("third quarter fiscal 2006"). Sales from the Branded Product Program increased by 12.0% to $4,783,000 for the third quarter fiscal 2007 as compared to sales of $4,269,000 in the third quarter fiscal 2006. This increase was primarily attributable to increased volume of approximately 15%, which was partly offset by higher rebates to various large customers in connection with the Branded Product Program. Total Company-owned restaurant sales (representing six comparable Nathan’s restaurants) increased by 8.9% to $2,228,000 as compared to $2,045,000 during the third quarter fiscal 2006. During the third quarter fiscal 2007, we experienced unseasonably mild weather in the northeastern United States, especially during December 2006 which we believe was a contributing factor to the sales increase at our Company-owned restaurants. Direct sales, predominantly to our television retailer were approximately $112,000 higher during the third quarter fiscal 2007 than the third quarter fiscal 2006 primarily resulting from the introduction of new products offered and one more airing.

Franchise fees and royalties were $1,781,000 in the third quarter fiscal 2007 compared to $1,636,000 in the third quarter fiscal 2006. Franchise royalties were $1,589,000 in the third quarter fiscal 2007 as compared to $1,407,000 in the third quarter fiscal 2006. Domestic franchise restaurant sales were $38,718,000 in the third quarter fiscal 2007 as compared to $38,658,000 in the third quarter fiscal 2006. This increase is due to higher comparable restaurant sales which were partly offset by the net sales difference between new units that have opened and the units that have closed between the three periods. Comparable domestic franchise sales (consisting of 196 restaurants) increased by $1,354,000 or 4.1% to $34,483,000 in the third quarter fiscal 2007 as compared to $33,129,000 in the third quarter fiscal 2006. On October 24, 2005, during the third quarter fiscal 2006, Hurricane Wilma hit southern Florida, where our franchisees operated 71 restaurants. Most of these restaurants were affected by the storm and were temporarily closed. One Miami Subs restaurant sustained significant damage and was permanently closed. We estimated that franchisee sales from the affected stores were reduced during the third quarter fiscal 2006 by approximately $885,000 due to the period that the restaurants were closed. During the third quarter fiscal 2007, we realized $26,000 of royalties that were previously deemed to be uncollectable and recorded increased royalty income of approximately $36,000 as a result of our acquisition of the Arthur Treacher’s intellectual property. At December 24, 2006, 361 domestic and international franchised or licensed units were operating as compared to 365 domestic and international franchised or licensed units at December 25, 2005. During the thirteen weeks ended December 24, 2006, royalty income from 21 domestic franchised locations has been deemed unrealizable as compared to 25 domestic franchised locations during the thirteen weeks ended December 25, 2005. Domestic franchise fee income was $131,000 in the third quarter fiscal 2007 as compared to $149,000 in the third quarter fiscal 2006. International franchise fee income was $61,000 in the third quarter fiscal 2007, as compared to $80,000 during the third quarter fiscal 2006. During the third quarter fiscal 2007, six new franchised units opened, including one unit in Kuwait. During the third quarter fiscal 2006, ten new franchised units were opened, including four units in Kuwait.

License royalties were $844,000 in the third quarter fiscal 2007 as compared to $673,000 in the third quarter fiscal 2006. This increase was attributable to higher royalties for the sale of hot dogs, including the newly introduced Nathan’s Kosher Hot Dogs and new agreements to license our trademarks for use of hors d’oeuvres and other items.

Interest income was $180,000 in the third quarter fiscal 2007 versus $131,000 in the third quarter fiscal 2006 primarily due to higher interest earned on the increased amount of cash and marketable securities that were invested at higher rates during the third quarter fiscal 2007 as compared to the third quarter fiscal 2006.

Other income was $54,000 in the third quarter fiscal 2007 versus $153,000 in the third quarter fiscal 2006. This reduction was primarily due to lower revenues under supplier contracts of $81,000 and lower income from subleasing activities of $19,000.

Costs and Expenses from Continuing Operations

Cost of sales increased by $557,000 to $5,689,000 in the third quarter fiscal 2007 from $5,132,000 in the third quarter fiscal 2006. Our gross profit (representing the difference between sales and cost of sales) was $2,006,000 or 26.1% during the third quarter fiscal 2007 as compared to $1,754,000 or 25.5% during the third quarter fiscal 2006. The primary reason for this improved margin has been due to the impact that the lower cost of beef has had on our Branded Product Program during the third quarter fiscal 2007. Commodity costs of our hot dogs had continuously risen during the prior three consecutive years. Beginning in the summer of 2005, prices began to soften and that trend has continued during the past quarter. Our cost of hot dogs was approximately 6.1% lower during the third quarter fiscal 2007 than the third quarter fiscal 2006; however, there is no assurance that the current pricing will continue. Subsequent to December 24, 2006, we have experienced higher costs for our product. Overall, our Branded Product Program incurred higher product costs totaling approximately $313,000. This increase is the result of the higher sales volume during the third quarter fiscal 2007 than in the third quarter fiscal 2006; however, that increase was significantly offset by the lower cost of product during the third quarter fiscal 2007, as described above. During the third quarter fiscal 2007, the cost of restaurant sales at our six comparable Company-owned units was $1,476,000, or 66.2% of restaurant sales, as compared to $1,317,000, or 64.4% of restaurant sales, in the third quarter fiscal 2006. The increase was primarily due to higher labor related costs. Cost of sales also increased by $85,000 in the third quarter fiscal 2007 due primarily to higher sales volume to our television retailer.

Restaurant operating expenses were $715,000 in the third quarter fiscal 2007 as compared to $780,000 in the third quarter fiscal 2006. This reduction is primarily attributable to lower utility and self-insurance costs during the third quarter fiscal 2007, as compared to the third quarter fiscal 2006.

Depreciation and amortization was $194,000 in the third quarter fiscal 2007 as compared to $192,000 in the third quarter fiscal 2006.

Amortization of intangible assets was $66,000 in both the third quarter fiscal 2007 and third quarter fiscal 2006.

General and administrative expenses increased by $200,000 to $2,294,000 in the third quarter fiscal 2007 as compared to $2,094,000 in the third quarter fiscal 2006. During the third quarter fiscal 2007, we incurred new expenses of $80,000 for professional services in connection with our ongoing Sarbanes-Oxley Section 404 compliance efforts and an expense of $86,000 in connection with the adoption of SFAS No. 123R “Share Based Payment,” which now requires Nathan’s to record an expense for the fair value of options granted over the vesting period (See Note E). Additionally, we incurred higher business development costs of $40,000 in connection with our Branded Product Program, higher professional fees of $50,000 and higher incentive compensation of $30,000 in connection with increased earnings by the Company, which were partly offset by lower salaries of $64,000 and lower self-insurance costs of $26,000 during the third quarter fiscal 2007, compared to the third quarter fiscal 2006.

Interest expense was $0 during the third quarter fiscal 2007 as compared to interest expense of $10,000 during the third quarter fiscal 2006. This was due to the reduction of interest expense from the early repayment of an outstanding bank loan in January 2006 and the early termination of a capital lease obligation in July 2006.

Discontinued Operations

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three (3) leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000 before expenses. Pursuant to the Lease Termination Agreement, within 180 days following delivery of notice from CVS to Nathan’s, we are required to deliver the vacated properties to CVS. On November 30, 2006, CVS provided Nathan’s with notice that all necessary permits and approvals have been obtained and that all contingencies have either been waiver or satisfied. We expect that this transaction will close no later than May 31, 2007. During the third quarter fiscal 2007, we reclassified the results of operations based upon the November 30 notice. Total revenues from these three properties were $38,000 and $26,000 for the thirteen weeks ended December 24, 2006 and December 25, 2005, respectively. Income before taxes from these three properties were $36,000 and $24,000 for the thirteen weeks ended December 24, 2006 and December 25, 2005, respectively.

Provision for Income Taxes from Continuing Operations

In the third quarter fiscal 2007, the income tax provision was $557,000 or 34.9% of income from continuing operations before income taxes as compared to $450,000 or 37.3% of income from continuing operations before income taxes in the third quarter fiscal 2006. The lower tax provision in the third quarter fiscal 2007 is due primarily to the impact that tax-exempt interest income had on the tax provision for the third quarter fiscal 2007. For the thirty-nine weeks, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 40.9% during the fiscal period 2007 as compared to 40.5% for the fiscal 2006 period.

Results of Operations

Thirty-nine weeks ended December 24, 2006 compared to thirty-nine weeks ended December 25, 2005

Revenues from Continuing Operations

Total sales increased by $3,198,000 or 13.4% to $27,086,000 for the thirty-nine weeks ended December 24, 2006 ("fiscal 2007 period") as compared to $23,888,000 for the thirty-nine weeks ended December 25, 2005 (“fiscal 2006 period"). Sales from the Branded Product Program increased by 14.7% to $14,720,000 for the fiscal 2007 period as compared to sales of $12,832,000 in the fiscal 2006 period. This increase was primarily attributable to increased volume of approximately 16.4%, which was partly offset by higher rebates to various large customers in connection with the Branded Product Program. During the fiscal 2007 period, approximately 1,800 new points of distribution were opened under our Branded Product Program, including approximately 750 units within K-Mart stores. Total Company-owned restaurant sales (representing six comparable Nathan’s restaurants) increased by 3.8% to $9,823,000 as compared to $9,466,000 during the fiscal 2006 period. During the third quarter fiscal 2007, we experienced unseasonably mild weather in the northeastern United States, especially during December 2006, which we believe was a contributing factor to the sales increase at our Company-owned restaurants. Direct sales, predominantly to our television retailer were approximately $953,000 higher during the fiscal 2007 period than the fiscal 2006 period resulting from the introduction of new products offered and 20 more airings.

Franchise fees and royalties were $5,200,000 in the fiscal 2007 period compared to $5,112,000 in the fiscal 2006 period. Franchise royalties were $4,764,000 in the fiscal 2007 period as compared to $4,483,000 in the fiscal 2006 period. Domestic franchise restaurant sales decreased by 1.3% to $119,933,000 in the fiscal 2007 period, as compared to $121,515,000 in the fiscal 2006 period. This decline of $1,582,000 represents the net sales difference between new units that have opened and the units that have closed between the periods, which were partly offset by higher sales from our comparable restaurants. Comparable domestic franchise sales (consisting of 196 restaurants) increased by $916,000 or 0.9% to $104,224,000 in the fiscal 2007 period as compared to $103,308,000 in the fiscal 2006 period. On October 24, 2005, during fiscal 2006, Hurricane Wilma hit southern Florida, where our franchisees operated 71 restaurants. Most of these restaurants were affected by the storm and were temporarily closed. One Miami Subs restaurant sustained significant damage and was permanently closed. We estimated that franchisee sales from the affected stores were reduced during the third quarter fiscal 2006 by approximately $885,000 due to the period that the restaurants were closed. During the fiscal 2007 period, we realized $151,000 of royalties that were previously deemed to be uncollectable and recorded increased royalty income of approximately $94,000 as a result of our acquisition of the Arthur Treacher’s intellectual property. At December 24, 2006, 361 domestic and international franchised or licensed units were operating as compared to 365 domestic and international franchised or licensed units at December 25, 2005. During the thirty-nine weeks ended December 24, 2006, royalty income from 19 domestic franchised locations has been deemed unrealizable as compared to 23 domestic franchised locations during the thirty-nine weeks ended December 25, 2005. Domestic franchise fee income was $263,000 in the fiscal 2007 period as compared to $295,000 in the fiscal 2006 period. International franchise fee income was $173,000 in the fiscal 2007 period, as compared to $265,000 during the fiscal 2006 period. During the fiscal 2007 period, 13 new franchised units opened, including one unit in Japan and two units in Kuwait. During the fiscal 2006 period, 24 new franchised units were opened, including three units in Japan, five units in Kuwait, one unit in the Dominican Republic and two in the United Arab Emirates, and we franchised one unit that previously operated pursuant to a management agreement. During the fiscal 2006 period, Nathan’s also recognized $69,000 in connection with three forfeited franchise fees.

    License royalties were $2,927,000 in the fiscal 2007 period as compared to $2,663,000 in the fiscal 2006 period. This increase was attributable to higher royalties for the sale of hot dogs, including the newly introduced Nathan’s Kosher Hot Dogs and new agreements to license our trademarks for use with hors d’oeuvres and other items.

Interest income was $462,000 in the fiscal 2007 period versus $327,000 in the fiscal 2006 period, primarily due to higher interest earned on the increased amount of cash and marketable securities that were invested at higher rates during the fiscal 2007 period as compared to the fiscal 2006 period.

 Other income was $187,000 in the fiscal 2007 period versus $466,000 in the fiscal 2006 period. This reduction was primarily due to lower revenues under supplier contracts of $175,000, and lower income from subleasing activities of $91,000.

Costs and Expenses from Continuing Operations

Cost of sales increased by $1,629,000 to $19,212,000 in the fiscal 2007 period from $17,583,000 in the fiscal 2006 period. Our gross profit (representing the difference between sales and cost of sales) was $7,874,000 or 29.1% during the fiscal 2007 period as compared to $6,305,000 or 26.4% during the fiscal 2006 period. The primary reason for this improved margin is the impact that the lower cost of beef has had on our Branded Product Program during the fiscal 2007 period. Commodity costs of our hot dogs had continuously risen during the prior three consecutive years. Beginning in the summer of 2005, prices began to soften and that trend has continued during the fiscal 2007 period. Our cost of hot dogs was approximately 11.3% lower during the fiscal 2007 period than the fiscal 2006 period; however, there is no assurance that the current pricing will continue. Subsequent to December 24, 2006, we have experienced higher costs for our product. Overall, our Branded Product Program incurred higher product costs totaling approximately $588,000. This increase is the result of the higher volume during the fiscal 2007 period than in the fiscal 2006 period; however, that increase was significantly reduced because of the lower cost of product during the fiscal 2007 period, as described above. During the fiscal 2007 period, the cost of restaurant sales at our six comparable Company-owned units was $5,722,000, or 58.3% of restaurant sales, as compared to $5,393,000, or 57.0% of restaurant sales in the fiscal 2006 period. The increase was primarily due to higher labor and related costs. Cost of sales also increased by $712,000 in the fiscal 2007 period primarily due to higher sales volume to our television retailer.

Restaurant operating expenses were $2,418,000 in the fiscal 2007 period as compared to $2,414,000 in the fiscal 2006 period. During the fiscal 2007 period, we incurred higher costs of $47,000 in connection with recruiting and maintenance at our Coney Island restaurant in preparation for the summer season, which were partly offset by lower utility and self-insurance costs.

Depreciation and amortization was $585,000 in the fiscal 2007 period as compared to $579,000 in the fiscal 2006 period.

Amortization of intangible assets was $197,000 in both the fiscal 2007 and fiscal 2006 periods.

General and administrative expenses increased by $664,000 to $6,984,000 in the fiscal 2007 period as compared to $6,320,000 in the fiscal 2006 period. During the fiscal 2007 period we incurred a new expense of $208,000 in connection with the adoption of SFAS No. 123R “Share Based Payment,” which now requires Nathan’s to record an expense for the fair the value of options granted over the vesting period (See Note E). In June 2006, Nathan’s granted 197,500 options having a total fair value of $1,218,000. Pursuant to SFAS No. 123R, Nathan’s expects to incur quarterly expenses of approximately $87,000 for the remainder of fiscal 2007 primarily in connection with its June 2006 option grants. We also incurred a new expense of $172,000 for professional services in connection with our ongoing Sarbanes-Oxley Section 404 compliance efforts, severance costs of $73,000, higher incentive compensation of $100,000 in connection with increased earnings by the Company, higher professional fees of $81,000 and higher business development costs of $62,000 in connection with our Branded Product Program during the fiscal 2007 period than during the fiscal 2006 period.

Interest expense was $1,000 during the fiscal 2007 period as compared to interest expense of $30,000 during the fiscal 2006 period. This was due to the reduction of interest expense repayment of an outstanding bank loan in January 2006, and the early termination of a capital lease obligation in July 2006.

Provision for Income Taxes from Continuing Operations

In the fiscal 2007 period, the income tax provision was $2,448,000 or 38.1 % of income from continuing operations before income taxes as compared to $2,033,000 or 38.1% of income from continuing operations before income taxes in the fiscal 2006 period. For the thirty-nine weeks, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 40.9% during the fiscal period 2007 as compared to 40.5% for the fiscal 2006 period.

Discontinued Operations

On July 13, 2005, we sold a vacant piece of property in Brooklyn, New York, to a third party. During the fiscal 2006 period, we recognized a gain of $2,819,000, net of associated expenses in connection with the sale of our vacant piece of property, which was partly offset by an operating loss of $41,000 during the fiscal 2006 period, in connection with this property. We also sold our leasehold interest in an adjacent property on January 17, 2006 to the same buyer. At March 26, 2006, the buyer owed Nathan’s $439,000 from the sale of our leasehold interest and certain reimbursable operating expenses, whose collectability was not then reasonably assured and therefore not included in income. In July 2006, we received $39,000 for the reimbursement of operating expenses from December 2005 and January 2006. In October 2006, we received $400,000 relating to the sale of our leasehold interest, which was due in July 2006. During the fiscal 2007 period, income of $39,000 and gain of $400,000 were recorded into income from discontinued operations.

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three (3) leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000 before expenses. Pursuant to the Lease Termination Agreement, within 180 days following delivery of notice from CVS to Nathan’s, we are required to deliver the vacated properties to CVS. On November 30, 2006, CVS provided Nathan’s with notice that all necessary permits and approvals have been obtained and that all contingencies have either been waiver or satisfied. We expect that this transaction will close no later than May 31, 2007. During the third quarter fiscal 2007, we reclassified the results of operations based upon the November 30 notice. Total revenues from these three properties were $100,000 and $84,000 for the thirty-nine weeks ended December 24, 2006 and December 25, 2005, respectively. Income before taxes from these three properties were $93,000 and $78,000 for the thirty-nine weeks ended December 24, 2006 and December 25, 2005, respectively.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, other than the loan guarantees discussed under the “Liquidity and Capital Resources” section of this Management Discussion and Analysis.

Liquidity and Capital Resources

Cash and cash equivalents at December 24, 2006 aggregated $5,538,000, increasing by $2,529,000 during the fiscal 2007 period. At December 25, 2006, marketable securities were $21,336,000 and net working capital increased to $25,608,000 from $19,075,000 at March 26, 2006.

 Cash provided by operations of $5,798,000 in the fiscal 2007 period is primarily attributable to net income of $4,301,000, plus non-cash items and gains on sales of leasehold interest and fixed assets of $981,000. Changes in Nathan’s operating assets and liabilities increased cash by $516,000 principally due to decreased prepaid expenses and other current assets of $338,000. Nathan’s reduced its current year tax installments by approximately $551,000 of prepaid income taxes recorded as of March 26, 2006, which was partly offset by prepaid insurance of $240,000, reflecting the timing of our insurance renewals. Deferred franchise fees increased by $180,000 from cash received in connection with future restaurant openings. The sale of inventory on hand by our Branded Product Program and our television retailer generated cash of $289,000. Cash was reduced from increased accounts receivable and notes receivable of $763,000 primarily resulting from increased royalties from retail licensees and higher sales of the Branded Product Program, which was partly offset by the additional payables of $370,000 primarily for product purchased.

We used cash for investment purposes of $4,371,000 in the fiscal 2007 period, primarily to purchase “available for sale” securities of $4,467,000 and invested $363,000 in capital expenditures which were partly offset with proceeds received from the sale of leasehold interest of $400,000 and the receipt of payments of $59,000 from notes receivable.

We generated cash from our financing activities of $1,102,000 in the fiscal 2007 period. We received net proceeds of $284,000 from the exercise of employee stock options, and expect to receive an income tax benefit from the exercise of stock options of $857,000, which were partly offset by our payments made to terminate our capitalized lease obligation of $39,000.

On September 14, 2001, Nathan’s was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to one million additional shares of its common stock. Through December 24, 2006, Nathan’s purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan’s has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company’s common stock during the thirty-nine weeks ended December 24, 2006. Nathan’s may make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan’s expects to fund its stock repurchases from its operating cash flow.

At December 24, 2006, there were 27 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases. Additionally, we had previously guaranteed financing on behalf of certain franchisees with two third-party lenders. At December 24, 2006 our potential obligations for these loans have been eliminated.

The following schedules represent Nathan’s cash contractual obligations and the expiration of other contractual commitments by maturity at December 24, 2006 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Employment Agreements (A)	$4,121	$1,184	$1,137	$800	$1,000
Operating Leases	8,953	2,946	3,539	1,495	973
Gross Cash Contractual Obligations	13,074	4,130	4,676	2,295	1,973

Sublease Income	6,106	1,683	2,176	1,263	984
Net Cash Contractual Obligations	$6,968	$2,447	$2,500	$1,032	$989

(A)	Includes employment agreements entered into effective January 1, 2007.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations for at least the next twelve months. We currently maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

Nathan’s philosophy with respect to maintaining a balance sheet with a significant amount of cash and marketable securities reflects our views of maintaining readily available capital to expand our existing business and any new business opportunities which might present themselves to expand our business. Nathan’s routinely assesses its investment management approach with respect to our current and potential capital requirements.

We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 24, 2006, Nathans’ cash and cash equivalents aggregated $5,538,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $13,800 per annum for each 0.25% change in interest rates.

Marketable securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 24, 2006, the market value of Nathans’ marketable securities aggregated $21,336,000. Interest income on these marketable securities would increase or decrease by approximately $53,300 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at December 24, 2006 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities Given an interest rate Decrease of X Basis points				Valuation of securities Given an interest rate Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Fair Value	+50BPS	+100BPS	+150BPS

Municipal notes and bonds	$22,616	$22,179	$21,753	$21,336	$20,927	$20,523	$20,125

Borrowings

The interest rate on our prior borrowings were generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At December 24, 2006, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then prevailing interest rates. We maintain a $7,500,000 credit line at the prime rate (8.25% as of December 24, 2006). We have never borrowed any funds under this credit line. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 24, 2006 would have increased or decreased our cost of sales by approximately $1,445,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended December 24, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nathan’s earnings and business growth strategy depends in large part on the success of its franchisees and licensees, and Nathan’s or its brand’s reputation may be harmed by actions taken by franchises and licensees that are outside of Nathan’s control.

A portion of Nathan’s earnings comes from royalties and fees paid by Nathan’s franchisees and licensees. Franchisees and licensees are independent contractors, and their employees are not employees of Nathan’s. Although Nathan’s monitors many of the activities of its franchisees and licensees as they relate specifically to the manufacture, distribution, advertising and sale of products using a Nathan’s brand, there are many aspects of such franchisees and licensees’ businesses that are beyond Nathan’s control. Consequently, franchisees and licensees may not conduct their business in a manner consistent with Nathan’s high standards and requirements. Any shortcomings in the manner in which Nathan’s franchisees and licensees conduct their businesses may be attributed by consumers to an entire brand or Nathan’s system, thus damaging Nathan’s or a brand’s reputation and potentially adversely affecting Nathan’s business, results of operations and financial condition.

The loss of a key supplier could lead to increased costs and lower profit margins.

Beef costs represent approximately 85% of our food costs. We rely on one supplier of our hot dogs that provided us with the vast majority of hot dog supply for the nine-month period ended December 24, 2006. To the best of our knowledge, based on public filings made by this supplier, it may be experiencing financial difficulties. The loss of this supplier would force us to purchase hot dogs in the open market, which may be at higher prices, until we could secure another source of supply and such higher prices may not allow us to remain competitive. If we are unable to obtain hot dogs in sufficient quantities, it will have an adverse effect on our results of operations. Even if we were able to replace our hot dog supplier through another supply arrangement, there can be no assurance that the terms that we enter into with such alternate supplier will be as favorable as the supply arrangements that we currently have.

Because the primary supplier of our hot dogs currently has only one manufacturing facility, a significant interruption in the operation of this facility could potentially disrupt our operations.

Our primary hot dog supplier currently has only one manufacturing facility, having closed their second facility in December 2006. A significant interruption in the operation of this facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(c) We have not repurchased any equity securities during the quarter ended December 24, 2006

Item 5: Other Information.

On January 31, 2007, we entered into an amendment to Employment Agreement dated December 15, 2006 between Nathan’s and Howard M. Lorber (the “Employment Agreement”) to correct a scrivner’s error contained in the Employment Agreement with respect to the consulting period following the employment term. Pursuant to the amendment, Mr. Lorber agrees to make himself available to provide consulting services on no less than 15 days in any calendar year, provided, that performance of such consulting services shall not require more than 50 days in any calendar year.

Item 6: Exhibits

 (a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 5, 2007	By:	/s/ Eric Gatoff
Eric Gatoff Chief Executive Officer

Date: February 5, 2007	By:	/s/ Ronald G. DeVos
Ronald G. DeVos Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)