Form 10-K
period 2007-03-25
NATHANS FAMOUS INC
filed 2007-06-22
CIK 69733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 25, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to__________

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

Indicate by check mark whether the registrant is a shell company. (As defined in Rule 12b-2 of the Exchange Act,
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter - September 22, 2006 - was approximately $69,006,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 15, 2007, there were 6,018,083 shares of Common Stock, par value $.01 per share outstanding.

Documents incorporated by reference: Part III (Items 10,11,12,13) - Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include, but are not limited to: the future effects of bovine spongiform encephalopathy, BSE, first identified in the United States on December 23, 2003; economic, weather, legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the ability to continue to attract franchisees; no material increases in the minimum wage; and our ability to attract competent restaurant and managerial personnel, as well as those risks discussed from time to time in this Form 10-K annual report for the year ended March 25, 2007, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Item 1. Business

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including Miami Subs Corporation, owner of the Miami Subs brand, NF Roasters Corp., owner of the Kenny Rogers brand, and NF Treachers Corp., owner of the Arthur Treachers brand.

On June 7, 2007, Nathan’s completed the sale of its wholly owned subsidiary, Miami Subs Corporation to Miami Subs Capital Partners I, Inc. effective as of May 31, 2007. Pursuant to the Stock Purchase Agreement Nathan’s sold all of the stock of Miami Subs Corporation in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000.

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

On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements, of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, we acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation we did not already own, and also provided us with co-branding rights to the Arthur Treachers brand in the United States. On February 28, 2006, we acquired all of the intellectual property rights, including, but not limited to, trademarks, trade names, and recipes, of the Arthur Treachers Fish N Chips brand.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, and in our Company-owned restaurants. We also earn royalties by franchising the Nathan’s, Miami Subs and Kenny Rogers restaurant concepts and pursuant to various licensing agreements for the sale of Nathan’s products primarily within supermarkets and club stores.

Over the past six years, we have focused on expanding our Nathan’s Branded Product Program; developing our restaurant franchise system by continuing to open new franchised restaurants; expanding our Nathan’s branded retail licensing programs; operating our existing Company-owned restaurants; and developing an international franchising program. In an effort to expand our restaurant system and expand our brand portfolio, during fiscal 2000 we completed our merger with Miami Subs Corp. and our acquisition of the intellectual property of the Kenny Rogers Roasters franchise system. In addition, through our acquisition of Miami Subs, we also secured certain co-branding rights to use the Arthur Treachers’ brand within the United States. During fiscal 2002, we began offering the Nathan’s, Kenny Rogers Roasters and Arthur Treachers’ signature products to the Miami Subs franchise community. Since then, we have sought to continue to capitalize on the co-branding opportunities for the Arthur Treacher’s and Kenny Rogers Roasters brands within the Nathan’s restaurant system, as well as seek to develop new multi-brand marketing and development plans. As a result of the co-branding success, we acquired the intellectual property of the Arthur Treachers brand on February 28, 2006.

At March 25, 2007, our combined restaurant system consisted of 357 franchised or licensed units, including three units operating pursuant to management agreements, and six Company-owned units (including one seasonal unit), located in 22 states and 11 foreign countries.

We plan to continue expanding the scope and market penetration of our Branded Product Program, further develop the restaurant operations of existing franchised and Company-owned outlets, open new franchised outlets in traditional or captive market environments, expand the Nathan’s retail licensing programs and continue to co-brand within our restaurant system. We may also selectively consider opening new Company-owned restaurants. We shall attempt to further develop our international presence through the use of franchising agreements based upon individual or combined use of our brands.

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

 Individual Nathan’s restaurants supplement their core menu of hot dogs, French fries and beverages with a variety of other quality menu choices including: char-grilled hamburgers, crispy chicken tenders, char-grilled chicken sandwiches, Philly cheese-steaks, selected seafood items, a breakfast menu and assorted desserts and snacks. While the number of supplemental menu items carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Each of these supplemental menu options consists of a number of individual items; for example, the hamburger menu may include char-grilled bacon cheeseburgers, double-burgers and super cheeseburgers. We maintain the same quality standard with each of Nathan’s supplemental menus as we do with Nathans’ core hot dog and French fried potato menu. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. Nathan’s also has a “Kids Meal” program in which various menu alternatives are combined with toys to appeal to the children’s market. Soft drinks, iced tea, coffee and old fashioned lemonade are also offered. The Company continually evaluates new products. In the course of its evaluations, the Company is cognizant of consumer trends, including a trend toward perceived “healthier” products. In addition to its well-established, signature products, the Company offers for sale in many of its restaurants up to seven chicken products, six fish products, and five salad, soup, and vegetable products. Additionally, in all restaurants French fries are prepared in cholesterol-free oil.

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

Miami Subs Concept and Menu

The Miami Subs concept features a wide variety of moderately priced lunch, dinner and snack foods, including hot and cold submarine sandwiches, various ethnic foods such as gyros and pita sandwiches, flame grilled hamburgers and chicken breast sandwiches, cheese-steaks, chicken wings, fresh salads, ice cream and other desserts. Soft drinks, iced tea, coffee and old fashioned lemonade are offered. Beer and wine may also be offered.

Freshness and quality of breads, produce and other ingredients are emphasized in Miami Subs restaurants. The Miami Subs menu may include low-fat selections such as salads, grilled chicken breasts, and non-fat frozen yogurt. We believe Miami Subs has become known for certain "signature" foods, such as grilled chicken on pita bread, gyros on pita bread, cheese-steaks and chicken wings.

Miami Subs restaurants typically feature a distinctive decor unique to the Miami Subs concept. The exterior of freestanding restaurants feature an unusual roof design and neon pastel highlights for easy recognition. Interiors have a tropical motif in a neon pink and blue color scheme with murals of fish, mermaids, flamingos and tropical foliage. Exteriors and interiors are brightly lit to create an inviting, attractive ambience to distinguish the restaurants from those of our competitors. At March 25, 2007, 53 of the Miami Subs restaurants were located in freestanding buildings, ranging between 2,000 and 5,000 square feet. Certain other Miami Subs restaurants are scaled down to accommodate non-traditional captive market environments.

Miami Subs restaurants are typically open seven days a week, generally opening at 10:30 am, with many of the restaurants having extended late-night hours. Indoor service is provided at a walk-up counter where the customer places an order and is given an order number and a drink cup. The customer then proceeds to a self-service soda bar while the food is prepared to order. Drive-thru service is provided at substantially all free standing Miami Subs restaurants. We estimate that drive-thru sales account for approximately 40% to 60% of sales in free standing restaurants that maintain drive-thru service.

At March 25, 2007, 53 Miami Subs restaurants offered our co-branded menu consisting of various selections of Nathan’s, Kenny Rogers Roasters or Arthur Treachers’ signature products.

Kenny Rogers Roasters Concept and Menu

The Kenny Rogers Roasters concept was first introduced in 1991 with the idea of serving home-style family foods, based on a menu that is centered on wood-fire rotisserie chicken. Kenny Rogers Roasters’ unique proprietary marinade and spice formula combined with wood-fire roasting in a specifically-designed rotisserie became the basis of a breakthrough taste in rotisserie chicken. The menu, design and service style were created to position the concept midway between quick-serve and casual dining. This format, coupled with a customer friendly environment developed for dine-in or take-home consumers, is the precursor of the Kenny Rogers Roasters system.

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

A traditional Kenny Rogers Roasters restaurant is a freestanding building or large in-line unit offering dine-in and drive thru delivery options ranging in size between 3,000 and 4,000 square feet with seating capacity for approximately 125 guests. Other prototype restaurant designs that have been considered include food court units and scaled down in-line and freestanding restaurant types.

A restaurant that has been co-branded with Kenny Rogers Roasters will serve certain “signature” products as part of the restaurant’s menu offerings which may include chicken sandwiches, chicken tenders and chicken wings.

The Kenny Rogers Roasters restaurant system consists primarily of approximately 97 traditional restaurants operating internationally and 95 co-branded representations whereby certain signature items are included on the menu within our Nathan’s and Miami Subs domestic restaurant systems.

Arthur Treachers Fish-n-Chips Concept and Menu

Arthur Treacher’s Fish-n-Chips, Inc. was originally founded in 1969. Arthur Treacher's main product is its "Original Fish N Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The full menu restaurants emphasize the preparation and sale of batter-dipped fried seafood and chicken dishes served in a quick service environment. Other Arthur Treacher's products that may be offered in full menu restaurants include chicken, shrimp, clams and an assortment of other seafood combination dishes. The full menu restaurants operate a sit-down style, quick serve operation under a uniform business format consisting of methods, procedures, building designs, décor, color schemes and trade dress. The restaurant format also utilizes certain service marks, logos, copyrights and commercial symbols. Currently, we co-brand Arthur Treacher’s products within 106 Nathan’s and Miami Subs restaurants, whereby the menu generally consists of fish fillets, shrimp, clams and hush puppies. The Arthur Treacher’s brand is generally represented in these restaurants by the use of limited trade dress, certain service marks, logos, copyrights and commercial symbols.

Franchise Operations

At March 25, 2007, our franchise system, including our Nathan’s, Miami Subs and Kenny Rogers restaurant concepts, consisted of 357 units operating in 22 states and 11 foreign countries.

Today, our franchise system counts among its 125 franchisees and licensees such well-known companies as HMS Host, ARAMARK Leisure Services, Inc., CA1 Services, Inc., Centerplate (formerly known as Service America Corp.), Culinart, Loews Cineplex and National Amusements. We continue to seek to market our franchising program to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units.

During our fiscal year ended March 25, 2007, no single franchisee accounted for over 10% of our consolidated revenue. At March 25, 2007, HMS Host operated 30 franchised outlets, including nine units at airports, 16 units within highway travel plazas and five units within malls. Additionally, HMS Host operates 32 locations featuring Nathan’s products pursuant to our Branded Product Program.

Nathan’s Standard Franchise Program

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

We provide numerous support services to our Nathan’s franchisees. We assist in and approve all site selections. Thereafter, we provide architectural plans suitable for restaurants of varying sizes and configurations for use in food court, in-line and free standing locations. We also assist in establishing building design specifications, reviewing construction compliance, equipping the restaurant and providing appropriate menus to coordinate with the restaurant design and location selected by the franchisee. We typically do not sell food, equipment or supplies to our Nathan’s franchisees.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us and applied on a system-wide basis. We continuously monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise or license agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 25, 2007, (“fiscal 2007") franchisees have opened 13 new Nathan’s franchised units in the United States and no agreements were terminated for non-compliance.

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

Miami Subs Franchise Program

Pursuant to a Stock Purchase Agreement dated June 7, 2007, we sold our Miami Subs Corporation subsidiary effective May 31, 2007. Consequently, effective May 31, 2007, although our Nathan’s and Arthur Treachers menus are still being co-branded in certain Miami Subs restaurants, we no-longer have any interest in Miami Subs’ franchise operations, other than the rights pursuant to the co-branding agreement.

Prior to the sale of the Miami Subs franchise operations, we entered into standard franchise agreements relating to the operation of each Miami Subs restaurant. The original term of the franchise agreement was between 10 and 20 years, and the initial franchise fee was $30,000 for traditional restaurants and $15,000 for certain non-traditional restaurants and provided for the payment of a monthly royalty fee of 4.5% of gross sales in traditional restaurants or 5.0% of gross sales in certain non-traditional restaurants for the term of the franchise agreement. Additional charges, based on a percentage of restaurant sales, were required by operators of traditional restaurants, typically totaling 2.25%, to support various system-wide and local advertising funds.

The training and support provided to Miami Subs franchisees was similar to that provided to our Nathan’s franchisees, in terms of personnel; site selection and development and monitoring of operations to ensure compliance with the specifications and standards we have established for appearance, service and food and beverage quality

Franchisees were required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement. We had the right to terminate a franchise if a franchisee did not operate and maintain a restaurant in accordance with the requirements of its franchise agreement. We also had the right to terminate a franchise for non-compliance with certain other terms and conditions of the franchise agreement such as non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 25, 2007, no new Miami Subs franchised restaurants were opened and no Miami Subs franchise agreements were terminated for non-compliance.

Kenny Rogers Roasters Domestic Franchise Program

Kenny Rogers Roasters domestic franchisees from the previous franchise system were required to execute amended and restated franchise agreements in order to preserve their franchised units. The amended and restated franchise agreement affirmed the franchisees responsibilities and offered reduced royalties to 3% of sales and waived advertising fund payments through March 31, 2001. These reduced rates have been permanently changed. At March 25, 2007, there was one operating domestic franchisee .

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

Arthur Treachers

 At the time of our acquisition of Miami Subs in fiscal 2000, Miami Subs had an existing co-branding agreement with the franchisor of the Arthur Treacher’s Fish N Chips restaurant system, permitting Miami Subs to include limited-menu Arthur Treacher’s restaurant operations within Miami Subs restaurants (the “AT Co-Branding Agreement”). Through our acquisition of Miami Subs, we were able to extend the terms of the AT Co-Branding Agreement to allow the inclusion of a limited number of Arthur Treacher’s menu items within Nathan’s Famous restaurants as well. Since that time, our co-branding efforts with the Arthur Treacher’s concept have been extremely successful. As of March 25, 2007, there were Arthur Treacher’s co-branded operations included within 106 Nathan’s Famous and Miami Subs restaurants.

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

Company-owned Nathan’s Restaurant Operations

As of March 25, 2007, we operated six Company-owned Nathan’s units, including one seasonal location in New York. Company-owned units currently range in size from approximately 440 square feet to 10,000 square feet and are principally freestanding buildings. All restaurants, except our seasonal boardwalk location in Coney Island, New York, have seating to accommodate between 60 and 350 customers. The restaurants are designed to appeal to all ages and are open seven days a week. We have established high standards for food quality, cleanliness and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards. Restaurant service areas, seating, signage and general decor are contemporary.

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

Company-owned Miami Subs Restaurant Operations

 During the fiscal years ended March 25, 2007 and March 26, 2006, we did not operate any Company-owned Miami Subs restaurants. During fiscal 2004, our four Company-operated restaurants located in southern Florida were franchised or transferred pursuant to Management Agreements.

Company-owned Kenny Rogers Roasters Restaurant Operations

In April 2002, we opened a new limited-menu Kenny Rogers food court type outlet as part of a major remodeling of a large Company-owned Nathan’s facility in Oceanside, New York. That particular Kenny Rogers Roasters operation was discontinued in June 2005.

 At March 25, 2007, we did not operate any Company-owned stand-alone Kenny Rogers Roasters restaurants. At present, we do not intend to open any new Company-operated Kenny Rogers Roasters restaurants.

International Development

As of March 25, 2007, our franchisees operated 117 units in 11 foreign countries having significant operations within Malaysia and the Philippines. The vast majority of foreign operations consists of approximately 97 Kenny Rogers Roasters units, although the Nathan’s restaurant concept also has 20 foreign franchise operations. During the current fiscal year our international franchising program included the openings of four Nathan’s restaurants in Kuwait, one Nathan’s restaurant in Japan and one Nathan’s restaurant in the Dominican Republic.

 During fiscal 2003, we executed a Master Franchise Agreement and a Distribution and Manufacturing Agreement for the Nathan’s and Miami Subs rights in Japan. During fiscal 2004, we executed a Master Franchise Agreement and a Distribution and Manufacturing Agreement for the Nathan’s and Miami Subs rights in Kuwait. We may continue to grant exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, which would require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally though the use of master franchising agreements based upon individual or combined use of our existing restaurant concepts and for the distribution of Nathan’s products. During the fiscal years ended March 25, 2007, March 25, 2006 and March 27, 2005, total revenue derived from Nathan’s international operations, was approximately 3.0%, 3.3% and 3.3% respectively of total revenue was derived from Nathan’s international operations. See “Risk Factors”.

Location Summary

The following table shows the number of our Company-owned and franchised or licensed units in operation at March 25, 2007 and their geographical distribution:

		Franchise
	Company	or License(1)	Total
Domestic Locations
Arizona	-	2	2
California	-	6	6
Connecticut	-	7	7
Delaware	-	1	1
Florida	-	76	76
Georgia	-	7	7
Kentucky	-	2	2
Maine	-	1	1
Massachusetts	-	4	4
Michigan	-	1	1
Minnesota	-	1	1
Missouri	-	3	3
Nevada	-	7	7
New Jersey	-	38	39
New York	6	59	65
North Carolina	-	8	8
Ohio	-	6	6
Pennsylvania	-	4	4
South Carolina	-	1	1
Tennessee	-	1	1
Texas	-	1	1
Virginia	-	4	4
Domestic Subtotal	6	240	247

International Locations
China	-	8	8
Cyprus	-	1	1
Dominican Republic	-	2	2
Egypt	-	3	3
Hong Kong	-	2	2
Japan	-	8	8
Kuwait	-	9	9
Malaysia	-	31	31
Philippines	-	44	44
Singapore	-	4	4
United Arab Emirates	-	5	5
International Subtotal	-	117	117
Grand Total	6	357	364

(1)	Amounts include 3 units operated by third parties pursuant to management agreements and do not include our Branded Product Program.

Branded Product Program

 The “Branded Product Program” was launched during fiscal 1998. The program was expressly created to provide a new vehicle for the sale of Nathan’s hot dogs and other proprietary items. Through this program, Nathan’s provides qualified foodservice operators in a variety of venues the opportunity to capitalize on Nathan’s valued brand, by marketing and selling Nathan’s signature products. In conjunction with the program, the operators are granted a limited use of the Nathan’s trademark, as well as Nathan’s point of purchase materials. We sell products either directly to the end users or to various foodservice distributors who provide the product to retailers.

As of March 2007, the Branded Product Program was comprised of over 9,000 points of sale. The program is unique in its flexibility and broad appeal. Hot dogs are offered in a variety of sizes and even come packaged with buns for vending machine use. The Canteen Corporation, America’s largest vending Company, uses Nathan’s packaged hot dogs as part of its system. During fiscal 2007, Nathan’s hot dogs continued to be promoted as part of the pretzel dogs sold at over 715 Auntie Anne’s, which honored Nathan’s as the “Vendor of the Year” for 2005. Nathan’s hot dogs are now featured in over 320 Circle K convenience stores and in conjunction with over 1,400 Subway restaurants operating within Wal-Mart stores. During January 2006, we began testing the sale of our products within restaurants in 60 K-Mart Stores in Florida. Since then, we have introduced our product into approximately 750 K-Mart restaurants.

During the past three years, the number of locations offering the Nathan’s branded products has been significantly expanded. Today, Nathan’s hot dogs are being offered in major hotel and casino operations such as Park Place Entertainment (Caesar’s, Paris, Bally’s, Flamingo, etc.), as well as by all of the Trump Casino operations in Atlantic City, New Jersey. National movie theaters, such as National Amusements, Loews Theaters, Century Theaters and Muvico, also offer Nathan’s at their concession stands. A wide variety of colleges and universities serve Nathan’s hot dogs. Our products are also offered in the cafeteria at the House of Representatives and the Bethesda Naval Hospital. Nathan’s hot dog was named an official non-kosher hot dog of the New York Yankees for the 2001-2008 baseball seasons. In April 2005, Nathan’s was also named an official hot dog of the New York Mets for the 2005 - 2007 baseball seasons.

Additionally, Nathan’s is offered in retail environments, universities, entertainment centers, casinos, airport and travel plazas, restaurants and convenience stores throughout the nation. Nathan’s hot dogs are currently being offered at a variety of restaurant chains such as Subway, Auntie Annes, Johnny Rockets and Flamers. As we expand the program, we continue to encounter new business opportunities.

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

We believe that our international development efforts will continue to garner a variety of interest as a result of the unique co-branding and product distribution opportunities that we now offer. We believe that in addition to restaurant franchising, there is the opportunity to further increase revenues by offering master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, sub-franchising restaurants to others, licensing the manufacture of our signature products, selling our signature products through supermarkets or other retail venues and allowing for the further development of our Branded Product Program. Qualified persons or entities must have satisfactory foodservice experience managing multiple units, the appropriate infrastructure and the necessary financial resources to support the development of the business.

During fiscal 2004, we first test marketed the sale of Nathan’s hot dogs on the QVC television network. Over the past three years we have sought to capitalize on this opportunity by working closely with QVC and developing new products. During fiscal 2006, Nathan’s products were presented on 53 airings on QVC, including once again being featured as a “Today’s Special Value”. During fiscal 2007, we have had 59 airings on QVC, including a special “Try Me” offer throughout April 2006, its “Tenth Anniversary Grilling Show” on May 8, 2006, and were featured as a “Today’s Special Value” on June 22, 2006. We have continued to develop new products for sale by QVC, such as pretzel dogs and “Franks ‘n Blankets”, which were very successful; we currently have additional new products in development. During April 2007, our products were again aired as part of a “Try Me” offer. We intend to further develop this distribution channel throughout fiscal 2008.

Co-branding

We believe that there is a continuing opportunity for co-branding our restaurant concepts. Franchisees wishing to co-brand with our other brands receive a current Uniform Franchise Offering Circular (“UFOC”) and execute a participation agreement as a rider to their franchise agreement.

During fiscal 2001 and 2002, we implemented our co-branding strategy within our restaurant system by first offering the Miami Subs franchise community the ability to add Nathan’s, Kenny Rogers Roasters and Arthur Treachers’ signature products to their menus. Participating franchisees executed an addendum to their agreement which defined the terms of our co-branding relationship. As part of this co-branding strategy for the Miami Subs franchise system, an entirely new marketing approach was developed to include the name “Miami Subs Plus”. Since fiscal 2002, we have continued to co-brand within the Nathan’s restaurant system by adding the Kenny Rogers and Arthur Treacher’s brands into Nathan’s restaurants, and we intend to continue these co-branding efforts with new and existing franchisees in the future.

At March 25, 2007, the Arthur Treacher’s brand was being sold within 106 Nathan’s, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan’s brand is included on the menu of 47 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 95 Nathan’s and Miami Subs restaurants.

We believe that our diverse brand offerings compliment each other, which has enabled us to market franchises of co-branded units and continue co-branding within existing franchised units. We also believe that our various restaurants' products provide us with strong lunch and dinner day-parts.

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

Licensing Program

We license Specialty Food Group, Inc. (“SFG, Inc.”, successor to SMG, Inc.) to produce packaged hot dogs and other meat products according to Nathans’ proprietary recipes and spice formulations, and to use “Nathan’s Famous” and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, club stores and groceries, thereby providing foods for off-premises consumption. The SFG agreement expires in 2014 and provides for royalties ranging between 3% and 5% of sales. The percentage varies based on sales volume, with escalating annual minimum royalties. Earned royalties of approximately $2,976,000 in fiscal 2007 exceeded the contractual minimum established under the agreement. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the “Nathan’s Famous” hot dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Supermarket sales of our hot dogs are concentrated in the New York metropolitan area, New England, Florida, California, the Mid-Atlantic States and certain other select markets. At March 25, 2007, Nathan’s packaged hot dogs are sold within supermarkets in 41states. Over the past year, SFG, Inc. has developed a variety of new products, including Nathan’s Kosher Hot Dogs and Cocktail Franks which were specially packaged for Costco. Royalties from SFG were approximately 70% of our fiscal 2007 retail license revenues.

We license the manufacture of the proprietary spices and marinade, which are used to produce Nathan’s hot dogs and Kenny Rogers chicken. During fiscal 2007 and 2006, we earned $415,000 and $410,000 respectively, under these agreements.

We license the manufacture and sale of hot dogs to John Morrell and Company under our Branded Product Program. During fiscal 2007 and 2006, we earned $362,000 and $261,000 respectively, under this agreement.

During fiscal 2007, our licensee ConAgra continued to produce and distribute Nathan’s frozen French fries at retail. The product was distributed primarily in New York City supermarkets during fiscal 2007. During fiscal 2007 and 2006, we earned our minimum royalties under this agreement. During fiscal 2008, we expect to expand distribution to the Northeastern US, the Carolinas, Tennesse, Hoston, Texas, Virginia and Florida. We plan to test market new products such as Nathan’s onion rings and potato pancakes.

During fiscal 2007, certain products were also distributed under various other licensing agreements including Hermann Pickle Packers, Inc., Gold Pure Food Product’s Co., Inc. and others. These companies licensed the “Nathan’s Famous” name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut, pickles and certain meat products which are not covered by the SFG license agreement. These products have been distributed on a limited basis. Fees and royalties earned during fiscal 2007 were approximately $179,000.

During fiscal 2007, we also have licensed the right to manufacture and sell miniature bagel dogs, franks in a blanket along with other hors d’oeuvres through club stores, supermarkets and other retail food stores solely for off-site consumption and the right to manufacture and sell a variety of snack foods such as beef sticks and gummy dogs along with pet snack food treats. Royalties earned under these agreements were approximately $115,000 during fiscal 2007.

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

We utilize a unified source for the distribution needs of all of our restaurant concepts pursuant to a national food distribution contract with US Foodservice, Inc. Effective July 1, 2006, we entered into a new agreement with US Foodservice, Inc. The term continues through October 30, 2009, unless terminated earlier in accordance with the provisions of the agreement. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement is more efficient and cost effective than having multiple distributors.

Marketing, Promotion and Advertising

Nathan’s

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, within supermarkets and club stores and also on television. As we continue to build brand awareness and expand our reputation for quality and value, we are able to further penetrate the markets that we serve and enter new markets. We also derive further recognition from the Nathan’s Famous Hot Dog eating contests. Annually, we host 13 regional contests in a variety of high profile locations such as Mall of America, Bank Atlantic Center and Shea Stadium, as well as within the cities of San Francisco, CA, Tempe, AZ, Las Vegas, NV, New York, NY, and Atlanta, GA. These regional contests culminate on the Fourth of July as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” The regional contests typically garner significant amounts of local publicity and the championship contest that is held on the Fourth of July has been broadcast live on ESPN since 2004.

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

Throughout fiscal 2007, Nathans’ primary marketing emphasis continued to be focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.” We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

In addition, SFG promotes and advertises the “Nathan’s Famous” packaged retail brand, particularly in the New York metropolitan area, California, the greater Boston area, Phoenix, Arizona and throughout Florida. We believe that the advertising by SFG increases brand recognition and thereby indirectly benefits Nathan’s restaurants in the areas in which SFG conducts its campaigns.

During the fiscal 2007 period, we participated with SFG and Lamb-Weston in joint promotional activities whereby 7 million Free Standing Inserts were distributed. We expect to run a similar promotion in October 2007.

The objective of our Branded Product Program has historically been to provide our foodservice operator customers with value added, high quality products that are supported with high quality and attractive point of sale materials and other forms of operational support.

During the fiscal 2007 period, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national, regional and local distributor trade shows. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests.

Most of the sales are achieved through the direct effort of Company personnel. In addition, we engage a network of food service brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2008, we expect to further capitalize on a newly introduced sales system that we believe will enable us to expand the volume of sales to “street” accounts by our distributors.

Most recently the Company’s overall sales efforts have also been complemented by the sales of Nathan’s Hot Dogs and other Nathan’s products on the QVC Network.

Miami Subs

We sold our Miami Subs operations effective May 31, 2007. Prior to the sale, we maintained a separate Production Advertising Fund for the creation and development of advertising, marketing, public relations, research and related programs for the Miami Subs system, as well as for other activities that were deemed appropriate. Franchisee restaurants generally contributed .50% of each restaurant’s gross sales to this fund. In addition, we maintained certain Regional Advertising Funds in which franchised and Company-operated restaurants in the region contributed 1.75% of each restaurant’s gross sales. If a restaurant was not located in an area where a regional advertising fund has been established, the franchisee or Company-operated restaurant was required to spend at least 1.75% of the restaurant’s gross sales for local advertising.

Miami Subs’ advertising programs principally used print, and carried the theme that Miami Subs offered a variety of menu selections at competitive, fast food prices.

The physical facility of each Miami Subs restaurant represented a key component of Miami Subs’ marketing strategy. The restaurants have well-lit exteriors featuring a distinctive roof design, an abundance of pastel neon lights and a lively interior featuring a tropical motif which we believe creates strong appeal during both day and night.

Kenny Rogers Roasters

We maintain an advertising fund on behalf of the Kenny Rogers Roasters franchise system for regional and national advertising under the NF Roasters Corp. Franchise Agreement. Franchisees who signed up to participate in the new system were required to contribute to the advertising funds .50% of restaurant sales for advertising and promotion for the year April 1, 1999 through March 31, 2000 and .75% of restaurant sales for advertising and promotion thereafter. However, beginning April 1, 2000, contributions to the marketing fund have been waived. During fiscal 2007, there has not been any significant cash inflows or disbursements by the fund as a result of the reduced size of the domestic franchise system, which consists solely of Nathan’s and Miami Subs franchisees who have co-branded their primary concept.

Government Regulation

We are subject to Federal Trade Commission (“FTC”) regulation and several state laws that regulate the offer and sale of franchises. We are also subject to a number of state laws, which regulate substantive aspects of the franchisor-franchisee relationship.

The FTC’s “Trade Regulation Rule Concerning Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures” (the “FTC Rule”) requires us to disclose certain information to prospective franchisees. Fifteen states, including New York, also require similar disclosure. While the FTC rule does not require registration or filing of the disclosure document, fourteen states require franchisors to register the disclosure document (or obtain exemptions from that requirement) before offering or selling a franchise. The laws of seventeen other states require some form of registration (or a determination that a company is exempt or otherwise not required to register) under “business opportunity” laws, which sometimes apply to franchisors such as the Company as franchisor of the Nathan’s Famous, Miami Subs, Kenny Rogers Roasters and Arthur Treacher’s franchise systems.

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

We are subject to the Federal Fair Labor Standards Act, which governs minimum wages, overtime, working conditions and other matters. We are also subject to federal and state environmental regulations, which have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. In addition, the Federal Americans with Disabilities Act (“ADA”) applies with respect to the design, construction and renovation of all restaurants in the United States. Compliance with the ADA’s requirements could delay or prevent the development of, or renovations to, restaurants in certain locations, as well as add to the cost of such development or renovation.

Each company that manufactures, supplies or sells our products is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety and other departments. Difficulties or failures by these companies in obtaining the required licenses or approvals could adversely affect our revenue that is generated from these companies.

Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. At March 25, 2007, we offered beer or wine coolers for sale in two of our existing Company-operated restaurants. Each of these restaurants has current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

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

The Sarbanes-Oxley Act of 2002 and rules promulgated thereunder by the SEC and the Nasdaq Stock Market have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures. We believe that we will be subject to Section 404 of the Sarbanes-Oxley Act of 2002 beginning with our fiscal year ending in March 2009. We are committed to industry best practices in these areas.

We believe that we operate in substantial compliance with applicable laws and regulations governing our operations, including the FTC Rule and state franchise laws.

Employees

At March 25, 2007, we had 225 employees, 48 of whom were corporate management and administrative employees, 27 of whom were restaurant managers and 150 of whom were hourly full-time and part-time food-service employees. We may also employ as many as 200 seasonal employees during the summer months. Food-service employees at four locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires in June 2010. We do not expect that the new agreement will significantly effect our results of operations or financial position. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 34 years.

We provide a training program for managers and assistant managers of our new Company-owned and franchised restaurants. Hourly food workers are trained on site by managers and crew trainers following Company practices and procedures outlined in our operating manuals.

Trademarks

We hold trademark and service mark registrations for NATHAN’S FAMOUS, NATHAN’S and Design, NATHAN’S FAMOUS SINCE 1916 and SINCE 1916 NATHAN’S FAMOUS within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in more than 20 international jurisdictions. We also hold various related marks for restaurant services and some food items.

Prior to the sale of Miami Subs effective May 31, 2007, we had registered the marks MIAMI SUBS and Design, and MIAMI SUBS GRILL and Design with the United States Patent and Trademark Office. In addition, the marks have been registered in numerous foreign countries. We also filed the MIAMI SUBS PLUS trademark on February 15, 2001 and an Amendment to Alleged Use on May 21, 2001. The MIAMI SUBS PLUS application with the U.S. Patent and Trademark Office became effective on September 10, 2002.

We hold trademark and service mark registrations for KENNY ROGERS ROASTERS, KENNY ROGERS ROASTERS WOOD FIRE ROASTED CHICKEN and Design, DOWN RIGHT KICKIN BBQ CHICKEN, EVERYONE ELSE IS JUST PLAIN CHICKEN, THERE’S GOODNESS HERE, YOU’RE GONNA LOVE THIS FOOD, YOUR HEART IS IN THE RIGHT PLACE, KENNY ROGERS TAKE IT HOME & DESIGN and KENNY ROGERS ROASTERS EXPRESS and Design within the United States. Some of these marks are covered by corresponding foreign trademark and service mark registrations in more than 80 jurisdictions. The “Kenny Rogers Roasters” marks are subject to the terms of an April 5, 1993 license from Mr. Kenny Rogers; that license agreement was assigned to us on April 1, 1999, when we purchased certain assets relating to the “Kenny Rogers Roasters” franchise system.

We hold trademark and service mark registrations for ARTHUR TREACHER’S, ARTHUR TREACHER’S FISH & CHIPS, KRUNCH PUP and ORIGINAL within the United States. We also hold trademark and service mark registrations for ARTHUR TREACHER’S in China and Japan.

Our trademark and service mark registrations were granted and expire on various. We believe that these trademarks and service marks provide significant value to us and are an important factor in the marketing of our products and services. We believe that we do not infringe on the trademarks or other intellectual property rights of any third parties.

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

Our restaurant system competes with numerous restaurants and drive-in units operating on both a national and local basis, including major national chains with greater financial and other resources than ours. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. We also compete with local restaurants and diners on the basis of menu diversity, food quality, price, size, site location and name recognition. There is also active competition for management personnel, as well as suitable commercial sites for owned or franchised restaurants.

We believe that our emphasis on our signature products and the reputation of these products for taste and quality sets us apart from our major competitors. As fast food companies have experienced flattening growth rates and declining average sales per restaurant, some of them have adopted “value pricing” and or deep discount strategies. These strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors’ price reductions. We have introduced our own form of “value pricing,” selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions. We have expanded our value pricing strategy by offering multi-sized alternatives to our value priced combo meals. Extensive price discounting in the fast food industry could have an adverse effect on our financial results.

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

In addition, we make available free of charge on our website; our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

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

For financial information regarding our results of operations, please see our consolidated financial statements beginning on page F-1.

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

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to each of Nathan’s brand’s reputation and affect sales and profitability. Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick service restaurant segment and could in the future affect Nathan’s as well. Each of Nathan’s brand’s reputation is an important asset to the business; as a result, anything that damages a brand’s reputation could immediately and severely hurt systemwide sales and, accordingly, revenue and profits. If customers become ill from food-borne illnesses, Nathan’s could also be forced to temporarily close some restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect system sales on a local, regional or systemwide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of Nathan’s restaurants, could materially harm Nathan’s business, results of operations and financial condition.

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

Nathan’s earnings and business growth strategy depends in large part on the success of its franchisees and licensees, and Nathan’s or a brand’s reputation may be harmed by actions taken by franchisees or licensees that are outside of Nathan’s control.

A portion of Nathan’s earnings comes from royalties, rents and other amounts paid by Nathan’s franchisees and licensees. Both franchisees and licensees are independent contractors, and their employees are not employees of Nathan’s. Nathan’s provides training and support to, and monitors the operations of, its franchisees, but the quality of their restaurant operations may be diminished by any number of factors beyond Nathan’s control. Consequently, franchisees may not successfully operate stores in a manner consistent with Nathan’s high standards and requirements and franchisees may not hire and train qualified managers and other restaurant personnel. Similarly, Nathan’s monitors the operations of its licensees, including licensees that are part of the Branded Product Program, but cannot necessarily control the quality of the licensed products produced and/or sold by such licensees. Any operational shortcoming of a franchised restaurant or quality problem of a licensed product is likely to be attributed by consumers to an entire brand or Nathan’s system, thus damaging Nathan’s or a brand’s reputation and potentially adversely affecting Nathan’s business, results of operations and financial condition.

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

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. We purchase large quantities of beef and our beef costs in the United States represent approximately 85% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. For example, in the past, increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased. We were unable to pass all of the price increases to our customers. If the price of beef or other food products that we use in our operations increase significantly in the future, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins would decrease.

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

The poor performance or loss of our key supplier could lead to increased costs and lower profit margins.

Beef costs represent approximately 85% of our food costs. We rely on one supplier of our hot dogs that provided us with the vast majority of hot dog supply for the fiscal year ended March 25, 2007.This supplier is also our licensee for the sale of packaged hot dogs at supermarkets and other retail channels. To the best of our knowledge, based on public filings made by this supplier/licensee, it may be experiencing financial difficulties. In addition, we have notified this supplier/licensee that we believe it has breached its obligation under our supply agreement to obtain our consent to a change in control. The loss of this supplier/licensee due to a termination of our supply agreement or otherwise, or the failure of this supplier/licensee to produce hot dogs for us in accordance with specifications, would force us to purchase hot dogs in the open market, which may be at higher prices, until we could secure another source of supply and such higher prices may not allow us to remain competitive. It may also disrupt the business of selling our packaged hot dogs at retail. If we are unable to obtain hot dogs that comply with our specifications in sufficient quantities and/or our packaged hot dog retail licensing business is disrupted, it will have an adverse effect on our results of operations. Even if we were able to replace our hot dog supplier/licensee through another supply arrangement, there can be no assurance that the terms that we enter into with such alternate supplier will be as favorable as the supply arrangements that we currently have.

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

Item 2. Properties

Our principal executive offices consist of approximately 9,700 square feet of leased space in a modern office building in Westbury, NY, which lease expires in November 2009. We also own Miami Subs’ regional office consisting of approximately 8,500 square feet in Fort Lauderdale, Florida. We currently own one restaurant property consisting of a 2,650 square foot. Nathan’s restaurant, at 86th Street in Brooklyn, NY located on a 25,000 square foot lot. At March 25, 2007, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

		Current Lease	Approximate
Nathan’s Restaurants	Location	Expiration Date	Square Footage
Coney Island	Brooklyn, NY	December 2007 (a)	10,000
Coney Island Boardwalk (b)	Brooklyn, NY	October 2007	440
Long Beach Road	Oceanside, NY	May 2011(c)	7,300
Central Park Avenue	Yonkers, NY	April 2010 (d)	10,000
Broad Hollow Road	Farmingdale, NY	April 2008	2,200

(a)	Lease may be extended through December 2027 based upon current lease options.

(b)	Seasonal satellite location.

(c)	Lease may be extended through May 2026 based upon current lease options.

(d)	Lease may be extended through April 2020 based upon current lease options.

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

At March 25, 2007, we were the sub-lessor of 27 properties pursuant to these arrangements; 6 of the restaurants leased/sub-leased to franchisees or others are located outside of Florida or the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,112,000 in fiscal 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “NATH.” The following table sets forth the high and low closing sales prices per share for the periods indicated:

	High	Low
Fiscal year ended March 25, 2007
First quarter	$13.66	$11.94
Second quarter	13.50	12.28
Third quarter	14.65	12.84
Fourth quarter	15.44	14.01

Fiscal year ended March 26, 2006
First quarter	$9.48	$7.85
Second quarter	9.60	8.03
Third quarter	10.20	8.43
Fourth quarter	12.40	9.98

At June 11, 2007, the closing price per share for our common stock, as reported by Nasdaq was $15.04.

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

Shareholders

As of June 11, 2007, we had approximately 773 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Equity Compensation Plan Information

The following chart summarizes the options and warrants outstanding and available to be issued at March 25, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	789,808	$6.1140	6,000
Equity compensation plans not approved by security holders	532,500	$3.3257	-0-
Total	1,322,308	$4.9912	6,000

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

On March 25, 2007, there were options outstanding to purchase an aggregate 382,500 shares of common stock with a weighted average exercise price of $3.3554, each of which has a term of ten years from its grant date. Since the inception of the 1998 Plan, 117,500 options have been exercised and no options have lapsed.

ISSUER PURCHASES OF EQUITY SECURITIES

On September 14, 2001, Nathan’s was authorized to purchase up to one million shares of its common stock. Pursuant to our stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction by September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to one million additional shares of its common stock. To date, we have repurchased 891,100 shares of common stock in open market transactions. No repurchases were made in the fiscal quarter ended March 25, 2007. Nathan’s is authorized to repurchase up to an additional 108,900 shares of common stock. There is no set time limit on the purchases.

Item 6.  Selected Consolidated Financial Data

	Fiscal years ended
	March 25,	March 26,	March 27,	March 28,	March 30,
	2007	2006	2005(2)	2004 (2)	2003(2,4)
	(In thousands, except share and per share amounts)
Statement of Earnings Data:
Revenues:
Sales	$33,425	$29,785	$23,296	$19,664	$22,908
Franchise fees and royalties	7,160	6,785	6,766	6,280	5,977
License royalties, interest and other income	5,145	4,679	4,137	3,729	3,164
Total revenues	45,730	41,249	34,199	29,673	32,049
Costs and Expenses:
Cost of sales	24,080	22,225	17,266	14,056	15,363
Restaurant operating expenses	3,194	3,180	3,063	3,364	4,955
Depreciation and amortization	782	803	909	915	1,218
Amortization of intangible assets	262	262	263	261	278
General and administrative expenses	9,251	8,552	8,341	7,519	8,600
Interest expense	1	31	49	75	132
Impairment of long-lived assets	-	-	-	-	1,367
Impairment of notes receivable	-	-	-	208	1,425
Other expense (income), net	35	-	(16)	45	232
Total costs and expenses	37,605	35,053	29,875	26,443	33,570
Income (loss) from continuing operations before provision (benefit) for income taxes	8,125	6,196	4,324	3,230	(1,521)
Income tax expense (benefit)	2,917	2,315	1,524	1,197	(178)
Income (loss) from continuing operations	5,208	3,881	2,800	2,033	(1,343)
Discontinued operations
Income (loss) from discontinued operations before income taxes (3)	557	2,942	(112)	(236)	(474)
Provision (benefit) for income taxes	222	1,146	(49)	(97)	(187)
Income (loss) from discontinued operations	335	1,796	(63)	(139)	(287)

Income (loss) before cumulative effect of accounting change	5,543	5,677	2,737	1,894	(1,630)
Cumulative effect of change in accounting principle, net of tax benefit of $854 in 2003 (6)	-	-	-	-	(12,338)
Net income (loss)	$5,543	$5,677	$2,737	$1,894	$(13,968)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.89	$0.70	$0.53	$0.38	$(0.23)
Income (loss) from discontinued operations	0.06	0.32	(0.01)	(0.02)	(0.05)
Cumulative effect of change in accounting principle (6)	-	-	-	-	(2.06)
Net income (loss)	$0.95	$1.02	$0.52	$0.36	$(2.34)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.82	$0.59	$0.46	$0.36	$(0.23)
Income (loss) from discontinued operations	0.05	0.28	(0.01)	(0.03)	(0.05)
Cumulative effect of change in accounting principle (6)	-	-	-	-	(2.06)
Net income (loss)	$0.87	$0.87	$0.45	$0.33	$(2.34)

Dividends	-	-	-	-	-
Weighted average shares used in computing net income (loss) per share
Basic	5,836	5,584	5,307	5,306	5,976
Diluted (4)	6,341	6,546	6,080	5,678	5,976

Balance Sheet Data at End of Fiscal Year:
Working capital	$27,375	$19,075	$14,009	$9,185	$5,935
Total assets	46,575	37,423	31,269	27,584	25,886
Long term debt, net of current maturities	-	31	692	866	1,053
Stockholders’ equity	$35,879	$28,048	$21,356	$17,352	$16,383

Selected Restaurant Operating Data:

Company-owned Restaurant Sales (5)	$11,863	$11,419	$11,538	$12,780	$21,955

Number of Units Open at End of Fiscal Year:
Company-owned	6	6	6	7	12
Franchised	357	362	336	338	343

Notes to Selected Financial Data

1) Our fiscal year ends on the last Sunday in March, which results in a 52 or 53-week year. All years presented were on the basis of a 52 week year.

2) Results have been adjusted to reflect the expected sale of a leasehold interest in May, 2007, the sale of vacant land and an adjacent leasehold interest during the fiscal years ended March 25, 2007 and March 26, 2006, and the closure of one restaurant during the fiscal year ended March 27, 2005 for the reclassification of the operating results of these three properties to discontinued operations.

3) The fiscal years ended March 25, 2007 and March 26, 2006, includes gains of $400 and $2,919 respectively, from the sale of a vacant piece of land in Coney Island, NY and an adjacent leasehold interest.

4) Common stock equivalents have been excluded from the computation for the year ended March 30, 2003, as, due to the net loss, the impact of their inclusion would have been anti-dilutive.

5) Company-owned restaurant sales represent sales from restaurants presented within continuing operations and discontinued operations.

6) Cumulative effect of change in accounting principle relates to Nathan’s adoption of SFAS No. 142 “Goodwill and Other Intangibles”.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, we acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation we did not already own, which also provided us with co-branding rights to the Arthur Treachers brand in the United States. On February 28, 2006, we acquired all of the intellectual property rights, including, but not limited to, trademarks, trade names, and recipes, of the Arthur Treachers Fish N Chips Brand. On June 7, 2007, Nathan’s completed the sale of its wholly owned subsidiary Miami Subs Corporation, effective as of May 31, 2007.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s, Miami Subs and Kenny Rogers restaurant concepts and licensing agreements for the sale of Nathan’s products within supermarkets and club stores and for the manufacturing of certain proprietary spices and also for the sale of Nathan’s products directly to other foodservice operators.

In addition to plans for expansion through franchising, licensing and our Branded Product Program, Nathan’s continues to co-brand within its existing restaurant system. Currently, the Arthur Treacher’s brand is being sold within 106 Nathan’s, Kenny Rogers Roasters and Miami Subs restaurants, the Nathan’s brand is included on the menu of 47 Miami Subs and Kenny Rogers restaurants, while the Kenny Rogers Roasters brand is being sold within 95 Miami Subs and Nathan’s restaurants.

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

At March 25, 2007, our franchise system, consisting of Nathan’s Famous, Kenny Rogers Roasters and Miami Subs restaurants, included 357 franchised units, including three units operating pursuant to management agreements, located in 22 states and 11 foreign countries. We also operated six Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

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

Impairment of Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142") requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, additional impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fifty-two week periods ended March 25, 2007, March 26, 2006 or March 27, 2005.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144") requires management to make judgments regarding the future operating and disposition plans for under-performing assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant’s carrying value. During the fifty-two week periods ended March 25, 2007, March 26, 2006, and March 27, 2005, no impairment charges on long-lived assets were recorded.

Impairment of Notes Receivable

Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, requires management judgments regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; and/or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also assess our future intention to extend certain leases beyond the minimum lease term and the debtor’s ability to meet its obligation over the projected term. During the fifty-two week periods ended March 25, 2007, March 26, 2006, and March 27, 2005, no impairment charges on notes receivable were recorded.

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

Share-Based Compensation

As discussed in Notes B and K of Notes to Consolidated Financial Statements, we have various share-based compensation plans that provide stock options and restricted awards for certain employees and non-employee directors to acquire shares of our common stock. Prior to our adoption of SFAS 123R at the beginning of fiscal 2007, we accounted for share-based compensation in accordance with APB 25, which utilizes the intrinsic value method of accounting, as opposed to using the fair value method prescribed in SFAS 123R. During fiscal years ended March 25, 2007 and March 26, 2007, we recorded share-based compensation expense of $367,000 and $73,000, respectively. (See Note B for a discussion of assumptions used to determine the fair value of share-based compensation.)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established to reduce deferred tax assets attributable to net operating losses and credits of Miami Subs Corporation to net realizable value.

Results of Operations

Fiscal year ended March 25, 2007 compared to Fiscal year ended March 26, 2006

Revenues from Continuing Operations

Total sales increased by $3,640,000 or 12.2% to $33,425,000 for the fiscal year ended March 25, 2007 ("fiscal 2007 period") as compared to $29,785,000 for the fiscal year ended March 26, 2006 (“fiscal 2006 period"). Sales from the Branded Product Program increased by 13.9% to $18,774,000 for the fiscal 2007 period as compared to sales of $16,476,000 in the fiscal 2006 period. This increase was primarily attributable to increased volume of approximately 16.4%, which was partly offset by higher rebates to various large customers in connection with the Branded Product Program. During the fiscal 2007 period, approximately 1,800 new points of distribution were opened under our Branded Product Program, including approximately 750 units within K-Mart stores. Total Company-owned restaurant sales (representing six comparable Nathan’s restaurants, including one seasonal unit) increased by 3.9% to $11,863,000 as compared to $11,419,000 during the fiscal 2006 period. During the second and third quarters of fiscal 2007, we experienced favorable weather conditions in the northeastern United States, which we believe was a contributing factor to the sales increase at our Company-owned restaurants. Direct sales, predominantly to our television retailer were approximately $898,000 higher during the fiscal 2007 period than the fiscal 2006 period resulting from the introduction of new products offered and 20 more Nathan’s television airings during the fiscal 2007 period.

Franchise fees and royalties were $7,160,000 in the fiscal 2007 period compared to $6,785,000 in the fiscal 2006 period. Franchise royalties were $6,518,000 in the fiscal 2007 period as compared to $6,016,000 in the fiscal 2006 period. Domestic franchise restaurant sales decreased by 2.4% to $157,004,000 in the fiscal 2007 period, as compared to $160,803,000 in the fiscal 2006 period. This decline of $3,799,000 represents the net sales difference between new units that have opened and the units that have closed between the periods, which were partly offset by higher sales from our comparable restaurants. Comparable domestic franchise sales (consisting of 194 restaurants) were $134,639,000 in the fiscal 2007 period as compared to $134,510,000 in the fiscal 2006 period. On October 24, 2005, during fiscal 2006, Hurricane Wilma hit southern Florida, where our franchisees operated 71 restaurants. Most of these restaurants were affected by the storm and were temporarily closed during the fiscal 2006 period. One Miami Subs restaurant sustained significant damage and was permanently closed. We estimated that franchisee sales from the affected stores were reduced during the third quarter fiscal 2006 by approximately $885,000 due to the period that the restaurants were closed. During the fiscal 2007 period, we realized $151,000 of royalties that were previously deemed to be uncollectible, received franchise termination fees of $204,000 in connection with the sale of two franchise restaurants and recorded increased royalty income of approximately $107,000 as a result of our acquisition of the Arthur Treacher’s intellectual property. At March 25, 2007, 357 domestic and international franchised or licensed units were operating as compared to 362 domestic and international franchised or licensed units at March 26, 2006. During the fiscal year ended March 25, 2007, royalty income from 16 domestic franchised locations has been deemed unrealizable as compared to 21 domestic franchised locations during the fiscal year ended March 26, 2006. Domestic franchise fee income was $351,000 in the fiscal 2007 period as compared to $389,000 in the fiscal 2006 period. International franchise fee income was $291,000 in the fiscal 2007 period, as compared to $314,000 during the fiscal 2006 period. During the fiscal 2007 period, 19 new franchised units opened, including four units in Kuwait, one unit in Japan and one unit in the Dominican Republic. During the fiscal 2006 period, 30 new franchised units were opened, including five units in Kuwait, three units in Japan, two units in the United Arab Emirates, and one unit in the Dominican Republic. We also franchised one unit that previously operated pursuant to a management agreement. During the fiscal 2006 period, Nathan’s also recognized $104,000 in connection with three forfeited franchise fees.

License royalties were $4,239,000 in the fiscal 2007 period as compared to $3,569,000 in the fiscal 2006 period. This increase was attributable to higher royalties from the sale of hot dogs, including the newly introduced Nathan’s Kosher Hot Dogs, and new agreements to license our trademarks for use with hors d’oeuvres and other items. We also recovered royalties of approximately $168,000 relating to prior year pricing discrepancies, resulting from an internal review performed by our hot dog licensee of their reported sales

Interest income was $663,000 in the fiscal 2007 period versus $459,000 in the fiscal 2006 period, primarily due to higher interest earned on the increased amount of cash and marketable securities that were invested at higher rates during the fiscal 2007 period as compared to the fiscal 2006 period.

 Other income was $243,000 in the fiscal 2007 period versus $651,000 in the fiscal 2006 period. This reduction was primarily due to lower revenues under supplier contracts of $254,000 which was amortized into income of a six-year period that concluded in May 2006, and lower income from subleasing activities of $125,000.

Costs and Expenses from Continuing Operations

Cost of sales increased by $1,855,000 to $24,080,000 in the fiscal 2007 period from $22,225,000 in the fiscal 2006 period. Overall, during the fiscal 2007 period, our Branded Product Program incurred higher product costs totaling approximately $830,000. This increase is the result of the higher volume during the fiscal 2007 period than in the fiscal 2006 period; however, the increase was significantly reduced because of the lower cost of product during the fiscal 2007 period. Our gross profit (representing the difference between sales and cost of sales) was $9,345,000 or 28.0% of sales during the fiscal 2007 period as compared to $7,560,000 or 25.4% of sales during the fiscal 2006 period. The primary reason for this improved margin is the impact that the lower cost of beef has had on our Branded Product Program during the fiscal 2007 period. Commodity costs of our hot dogs had continuously risen during the prior three consecutive years. Beginning in the summer of 2005, prices began to soften and that trend continued during most of the fiscal 2007 period. Our cost of hot dogs was approximately 10.0% lower during the fiscal 2007 period than the fiscal 2006 period; however, there is no assurance that the current pricing will continue. Beginning February 2007, we have experienced an increase in our cost for our product, as compared to the previous seven months. During the fiscal 2007 period, the cost of restaurant sales at our six comparable Company-owned units was $7,087,000, or 59.7% of restaurant sales, as compared to $6,694,000, or 58.6% of restaurant sales in the fiscal 2006 period. The increase was primarily due to higher labor and related costs. Cost of sales also increased by $632,000 in the fiscal 2007 period primarily due to higher sales volume to our television retailer.

Restaurant operating expenses were $3,194,000 in the fiscal 2007 period as compared to $3,180,000 in the fiscal 2006 period. During the fiscal 2007 period, we incurred higher costs of $47,000 in connection with recruiting and maintenance at our Coney Island restaurant in preparation for the summer season, which were partly offset by lower self-insurance costs and utility costs.

Depreciation and amortization was $782,000 in the fiscal 2007 period as compared to $803,000 in the fiscal 2006 period.

Amortization of intangible assets was $262,000 in both the fiscal 2007 and fiscal 2006 periods.

General and administrative expenses increased by $699,000 to $9,251,000 in the fiscal 2007 period as compared to $8,552,000 in the fiscal 2006 period. During the fiscal 2007 period we incurred a new expense of $295,000 in connection with the adoption of SFAS No. 123R “Share Based Payment,” which now requires Nathan’s to record an expense for the fair value of options granted over the vesting period (See Note E). In June 2006, Nathan’s granted 197,500 options having a total fair value of $1,218,000. We also incurred a new expense of $172,000 for professional services in connection with our ongoing Sarbanes-Oxley Section 404 compliance efforts, higher business development costs of $97,000 in connection with our Branded Product Program during the fiscal 2007 period than during the fiscal 2006 period, severance costs of $73,000, and higher professional fees of $7,000.

Interest expense was $1,000 during the fiscal 2007 period as compared to interest expense of $31,000 during the fiscal 2006 period. This was due to the reduction of interest expense repayment of an outstanding bank loan in January 2006, and the early termination of a capital lease obligation in July 2006.

Provision for Income Taxes from Continuing Operations

In the fiscal 2007 period, the income tax provision was $2,917,000 or 35.9 % of income from continuing operations before income taxes as compared to $2,315,000 or 37.4% of income from continuing operations before income taxes in the fiscal 2006 period. Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 39.0% during the fiscal period 2007 as compared to 40.2% for the fiscal 2006 period.

Discontinued Operations

On July 13, 2005, we sold a vacant piece of property in Brooklyn, New York, to a third party. We also sold our leasehold interest in an adjacent property on January 17, 2006 to the same buyer. During the fiscal 2006 period, we recognized a gain of $2,919,000, net of associated expenses in connection with the sale of our vacant piece of property, which was partly offset by an operating loss of $80,000 during the fiscal 2006 period, in connection with this property. At March 26, 2006, the buyer owed Nathan’s $439,000 from the sale of our leasehold interest and certain reimbursable operating expenses, whose collectability was not then reasonably assured and therefore not included in income. In July 2006, we received $39,000 for the reimbursement of operating expenses from December 2005 and January 2006. In October 2006, we received $400,000 relating to the sale of our leasehold interest, which was due in July 2006. During the fiscal 2007 period, income of $39,000 and gain of $400,000 were recorded into income from discontinued operations resulting from these collections.

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three (3) leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000` before expenses. Pursuant to the Lease Termination Agreement, within 180 days following delivery of notice from CVS to Nathan’s, we are required to deliver the vacated properties to CVS. On November 30, 2006, CVS provided Nathan’s with notice that all necessary permits and approvals have been obtained and that all contingencies have either been waiver or satisfied. This transaction was concluded on June 5, 2007. During the third quarter fiscal 2007, we reclassified the results of operations based upon the November 30 notice. Total revenues from these three properties were $100,000 and $84,000 for the fiscal year ended March 25, 2007 and March 26, 2006, respectively. Income before taxes from these three properties were $93,000 and $78,000 for the fiscal year ended March 25, 2007 and March 26, 2006, respectively.

Results of Operations

Fiscal year ended March 25, 2006 compared to Fiscal year ended March 27, 2005

Revenues from Continuing Operations

Total sales increased by $6,489,000 or 27.9% to $29,785,000 for the fifty-two weeks ended March 26, 2006 (“fiscal 2006 period") as compared to $23,296,000 for the fifty-two weeks ended March 27, 2005 ("fiscal 2005 period"). Sales from the Branded Product Program increased by 52.0% to $16,476,000 for the fiscal 2006 period as compared to sales of $10,837,000 in the fiscal 2005 period. This increase was primarily attributable to increased volume from new accounts, and a price increase of approximately 2.2%. Sales at the six Company-owned Nathan’s restaurants (including one seasonal restaurant) increased by $296,000 or 2.7% to $11,419,000 from $11,123,000, all of which operated during the same periods in both years. This increase is due primarily to higher volume during the summer at our Coney Island restaurant resulting from favorable weather conditions, together with an effective price increase of approximately 1.1%. During the fiscal 2006 period, sales to our television retailer were approximately $554,000 higher than the fiscal 2005 period, resulting from the introduction of new products, more frequent airings and sales increases per item sold.

Franchise fees and royalties increased by $19,000 to $6,785,000 in the fiscal 2006 period compared to $6,766,000 in the fiscal 2005 period. Franchise royalties were $6,014,000 in the fiscal 2006 period as compared to $6,095,000 in the fiscal 2005 period. Domestic franchise restaurant sales were $160,814,000 in the fiscal 2006 period as compared to $164,925,000 in the fiscal 2005 period. The total sales reduction associated with closed restaurants was approximately $13,236,000 of which $11,194,000 was related to closings in Florida, which lowered royalty income by approximately $351,000 overall and $270,000 in Florida. The decrease in restaurant sales was offset by an increase of $8,724,000 due to new stores that opened during the fiscal 2006 period and the full year effect of stores that opened during the fiscal 2005 period. Comparable domestic franchise sales (consisting of 184 restaurants) increased by $402,000 or 0.3% to $134,430,000 in the fiscal 2006 period as compared to $134,028,000 in the fiscal 2005 period taking into account the effects of Hurricane Wilma. On October 24, 2005, Hurricane Wilma hit southern Florida where our franchisees operated 71 restaurants. Most of these restaurants were affected by the storm and were temporarily closed. One Miami Subs restaurant sustained significant damage and was permanently closed. We estimate that franchisee sales and royalties from the affected stores were reduced in the third quarter fiscal 2006 by approximately $885,000 and $36,000, respectively, due to the period that the restaurants were closed. The foregoing reduction in royalties assumes full payment of royalties by the affected franchisees. At March 26, 2006, 362 domestic and international franchised or licensed units were operating as compared to 355 domestic and international franchised or licensed units at March 27, 2005. During the fifty-two weeks ended March 26, 2006, royalty income from 21 domestic franchised locations has been deemed unrealizable as compared to 25 domestic franchised locations during the fifty-two weeks ended March 27, 2005. Domestic franchise fee income was $351,000 in the fiscal 2006 period as compared to $355,000 in the fiscal 2005 period. International franchise fee income was $314,000 in the fiscal 2006 period as compared to $250,000 in the fiscal 2005 period. During the fiscal 2006 period, 30 new franchised units opened, including three units in Japan, five units in Kuwait, three units in the United Arab Emirates and one unit in the Dominican Republic. During the fiscal 2006 period, we franchised one restaurant that previously operated pursuant to a management agreement. During the fiscal 2005 period, 28 new domestic franchised units were opened. Fourteen of the new units that opened during the fiscal 2005 period were non-traditional stores for which lower franchise fees were earned. During the fiscal 2006 period, Nathan’s also recognized $104,000 in connection with three forfeited franchise fees, as compared to $66,000 during the fiscal 2005 period.

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

Investment and other income was $651,000 in the fiscal 2006 period versus $567,000 in the fiscal 2005 period due primarily to higher subleasing income of $128,000, which was partly offset by a decrease in revenue recognized under supplier contracts of $41,000.

Costs and Expenses from Continuing Operations

Cost of sales increased by $4,959,000 to $22,225,000 in the fiscal 2006 period from $17,266,000 in the fiscal 2005 period. During the fiscal 2006 period, we incurred higher costs of our Branded Product Program totaling approximately $4,542,000 primarily in connection with the increased volume during the fiscal 2006 period as compared to the fiscal 2005 period. We also paid more for beef products during the fiscal 2006 period, despite the softening of the market during the second half of fiscal 2006. Commodity costs of our hot dogs, which increased for three consecutive years, were approximately 1.3% higher during the fiscal 2006 period than the fiscal 2005 period. These commodity cost increases caused us to increase our selling prices beginning in June 2005 in an effort to reduce the margin pressure that we continued to experience. The cost of restaurant sales at our six comparable units (including one seasonal restaurant) was $6,695,000 or 58.6% of restaurant sales as compared to $6,709,000 or 60.3% of restaurant sales in the fiscal 2005 period. This reduction was primarily due to lower labor and associated costs. Combined food and paper costs, as a percentage of restaurant sales, were slightly lower in the fiscal 2006 period than in the fiscal 2005 period due to the effects of re-engineering of our menu and certain retail price increases to mitigate higher beef costs. Cost of sales also increased by $432,000 in the fiscal 2006 period due to higher sales to our television retailer.

Restaurant operating expenses increased by $117,000 to $3,180,000 during the fiscal 2006 period from $3,063,000 during the fiscal 2005 period. Utility costs increased by $118,000 or 21.1% as compared to the fiscal 2005 period. Lower occupancy and marketing costs during the fiscal 2006 period offset the other cost increases.

Depreciation and amortization decreased by $106,000 to $803,000 in the fiscal 2006 period from $909,000 in the fiscal 2005 period resulting from the expiration of the amortization period of the new accounting software implemented as part of Nathan’s Y2K efforts and the effect of asset disposals.

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

Provision for Income Taxes from Continuing Operations

In the fiscal 2006 period, the income tax provision was $2,315,000 or 37.4% of income from continuing operations before income taxes as compared to $1,524,000 or 35.2% of income from continuing operations before income taxes in the fiscal 2005 period. During the fiscal 2005 period, Nathan’s received a refund of prior years’ state income taxes, which, net of applicable federal income tax, was approximately $81,000, lowering the effective tax rate by 1.9% during the fiscal 2005 period.

Discontinued Operations

On July 13, 2005, we sold a vacant piece of property in Brooklyn, NY to a third party, which was classified as “available-for-sale” at March 27, 2005. The property had a carrying value of $187,000 and Nathan’s recognized a gain before income taxes of $2,819,000, net of associated expenses. On January 15, 2006, the adjacent parcel of vacant land that we leased was also sold to the same buyer. In connection with that sale, we recognized into income the $100,000 deposit received in contemplation of the sale for our leasehold interest. In addition, we closed one Company-operated restaurant during fiscal 2005. Revenues were $415,000 from that restaurant during the fiscal 2005 period. Income before income taxes from discontinued operations during the fiscal 2006 period was $2,942,000 as compared to loss before income taxes of $112,000 during the fiscal 2005 period.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Liquidity and Capital Resources

Cash and cash equivalents at March 25, 2007 aggregated $6,932,000, increasing by $3,923,000 during the fiscal 2007 period. At March 25, 2007, marketable securities were $22,785,000 and net working capital increased to $27,375,000 from $19,075,000 at March 26, 2006.

Cash provided by operations of $8,191,000 in the fiscal 2007 period is primarily attributable to net income of $5,543,000, plus non-cash items and gains on sales of leasehold interest and fixed assets of $1,074,000. Changes in Nathan’s operating assets and liabilities increased cash by $1,574,000 principally due to an increase in payables and accrued expenses of $1,374,000. Nathan’s reduced its current year tax installments by approximately $551,000 of prepaid income taxes recorded as of March 25, 2007, which was partly offset by prepaid insurance of $174,000, reflecting the timing of our insurance renewals. Deferred franchise fees increased by $156,000 from cash received in connection with future restaurant openings. The sale of inventory on hand by our Branded Product Program and our television retailer generated cash of $27,000. Cash was reduced from increased accounts receivable and notes receivable of $117,000 primarily resulting from increased royalties from retail licensees and higher sales of the Branded Product Program.

We used cash for investment purposes of $6,030,000 in the fiscal 2007 period, primarily to purchase “available for sale” securities of $5,972,000 and invested $539,000 in capital expenditures which were partly offset with proceeds received from the sale of leasehold interest of $400,000 and the receipt of payments of $87,000 from notes receivable.

We generated cash from our financing activities of $1,762,000 in the fiscal 2007 period. We received net proceeds of $722,000 from the exercise of employee stock options, and expect to receive an income tax benefit from the exercise of stock options of $1,079,000, which were partly offset by our payments made to terminate our capitalized lease obligation of $39,000.

On September 14, 2001, Nathan’s was authorized to purchase up to one million shares of its common stock. Pursuant to its stock repurchase program, we repurchased one million shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to one million additional shares of its common stock. Through March 25, 2007, Nathan’s purchased 891,100 shares of common stock at a cost of approximately $3,488,000. To date, Nathan’s has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000. There were no repurchases of the Company’s common stock during the fifty-two weeks ended March 25, 2007. Nathan’s may make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan’s expects to fund its stock repurchases from its operating cash flow.

At March 25, 2007, there were 27 properties that we either own or lease from third parties which we lease or sublease to franchisees, operating managers and non-franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases. Additionally, we had previously guaranteed financing on behalf of certain franchisees with two third-party lenders. At March 25, 2007 our potential obligations for these loans have been eliminated.

The following schedule represents Nathan’s cash contractual obligations and the expiration of other contractual commitments by maturity at March 25, 2007 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3-5 Years	More than 5 Years
Employment Agreements	$3,812	$1,059	$1,053	$800	$900
Operating Leases	8,992	2,782	3,708	1,588	914
Gross Contractual Obligations	12,804	3,841	4,761	2,388	1,814

Sublease Income	6,584	1,642	2,504	1,491	947
Net Contractual Obligations	$6,220	$2,199	$2,257	$897	$867

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

Inflationary Impact

We believe that general inflation has not materially impacted earnings during the past three years. Nevertheless, during that period of time our commodity costs for beef have increased significantly while other costs have increased slightly. Beginning with fiscal 2004, throughout fiscal 2005 and into the first half of fiscal 2006, the price of our beef products rose dramatically over historical norms before softening somewhat during the second half of fiscal 2006 and continued softening until February 2007, which is when beef cost began to increase. As previously discussed, Nathan’s increased prices in response to the increased commodity costs. In addition, during fiscal 2005, fiscal 2006 and in fiscal 2007, we have realized the impact of higher oil prices in the form of higher distribution costs for our products and utility costs in our Company-owned restaurants. From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. On May 25, 2007, President Bush signed legislation immediately increasing the Federal minimum wage to $5.85 per hour, with increases to $6.55 per hour one year later and to $7.25 per hour two years later. This increase has not had a material impact on our results of operations or financial position as the vast majority of our employees were not affected by this increase. Although we only operate six Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees. Continued increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Cash and cash equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 25, 2007, Nathans’ cash and cash equivalents aggregated $6,932,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $17,300 per annum for each 0.25% change in interest rates.

Marketable securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 25, 2007, the market value of Nathans’ marketable securities aggregated $22,785,000. Interest income on these marketable securities would increase or decrease by approximately $57,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at March 25, 2007 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS
Municipal notes and bonds	$24,130	$23,671	$23,223	$22,785	$22,354	$21,930	$21,512

Borrowings

The interest rate on our prior borrowings were generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At March 25, 2007, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then prevailing interest rates. We maintain a $7,500,000 credit line at the prime rate (8.25% as of March 25, 2007). We have never borrowed any funds under this credit line. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10.0% in the cost of our food and paper products for the fifty-two weeks ended March 25, 2007 would have increased or decreased our cost of sales by approximately $1,822,000.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No.20 and FASB Statement No. 3” (“SFAS No.154”). APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no impact on the Company’s financial position or results of operations.

In June 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be presented in the Income Statement (That Is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed.

The consensus in EITF Issue 06-3 is effective for the interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective in the fiscal year ended March 25, 2007. The adoption of EITF Issue 06-3 did not have an significant effect on its financial statements as it did not change its existing accounting policy which is to present taxes within the scope of EITF Issue 06-3 on a net basis.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No.108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires registrants to use both a balance sheet and income statement approach when evaluating and quantifying the materiality misstatement. The adoption of SAB 108 had no impact on the Company’s financial position or results of operations.

As of the beginning of fiscal 2007, Nathan’s adopted SFAS No. 123R, “Share-based Payment”, (“SFAS No. 123R”) using the modified prospective method. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,("SFAS No. 123”) and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to awards vesting after the date of initial adoption to be recognized by the Company in the financial statements over the remaining requisite service period. Therefore, the amount of compensation costs to be recognized over the requisite service period on a prospective basis after March 26, 2006 includes: (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested as of, March 26, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to March 26, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to March 26, 2006 measured as of the date of such modification.

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

The pretax share-based compensation expense recognized pursuant to the adoption of SFAS No. 123R for the year ended March 25, 2007 was $295,000.

In October 2005, the FASB issued Staff Position No. FAS 123R-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB SFAS No. 123R.”  As a practical accommodation, in determining the grant date of an award subject to SFAS No. 123R, assuming all other criteria in the grant date definition have been met, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if both of the following conditions are met: (a) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer; and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval.

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

 None

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the fifty-two weeks ended March 25, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Item 14.  Principal Accountant Fees and Services

Audit Fees

We were billed by Grant Thornton LLP the aggregate amount of approximately $209,000 in respect of fiscal 2007 and $179,000 in respect to fiscal 2006 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q.

Audit-Related Fees

Grant Thornton LLP did not render any assurance and related services reasonably related to the performance of the audit and review, other than as set forth above, for fiscal 2007 and 2006 and accordingly did not bill for any such services.

Tax Fees

Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2007 and 2006.

All Other Fees

Grant Thornton LLP did not render any other services, other than as set forth above, for fiscal 2007 and 2006. Consequently, aggregate fees billed for all other services rendered by Grant Thornton LLP for fiscal 2007 and 2006 were $0.

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

(3) Exhibits

Certain of the following exhibits, were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and are herein incorporated by reference.

Exhibit
No.	Exhibit

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3 to Form 10-K for the fiscal year ended March 25, 2006.

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Specimen Rights Certificate (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)

4.3
Third Amended and Restated Rights Agreement dated as of December 10, 1999 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Registration Statement on Form 8-A/A dated December 10, 1999.)

4.4
Amendment No. 1 to Third Amended and Restated Rights Agreement dated as of June 15, 2005 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 15, 2005.)

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

10.17
North Fork Bank Promissory Note. (Incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the fiscal year ended March 28, 1999, SEC file number 0000950123-99-005946.txt.)

10.18
Amended and Restated Employment Agreement with Donald L. Perlyn effective September 30, 1999. (Incorporated by reference to Exhibit 10.20 to the Annual Report filed on Form 10-K for the fiscal year ended March 26, 2000, SEC file number 0000950123-00-006013.txt.)

10.19	Amendment No 1. to Employment Agreement with Donald L. Perlyn (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 12, 2005.)

10.20
Letter Agreement between Nathan's Famous, Inc. and Donald Perlyn relating to sale of Miami Subs Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 12, 2005.)

10.21
Employment Agreement dated as of January 1, 2005 with Howard M. Lorber. (Incorporated by reference to Exhibit 10.01 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 26, 2004.)

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

10.31	Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 15, 2006.)

10.32	Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 15, 2006.)

10.33	Stock Purchase Agreement entered into June 7, 2007 effective as of May 31, 2007 by and among Miami Subs Capital Partners I, Inc., Miami Subs Corporation and Nathan's Famous, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 7, 2007.)

10.34	Promissory Note of Miami Subs Capital Partners I, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 7, 2007.)

14.	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K dated August 5, 2005.)

21	List of Subsidiaries of the Registrant.

23	Consent of Grant Thornton LLP dated June 9, 2006.

31.1	Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification by Wayne Norbitz, Chief Operating Officer, pursuant to Rule 13a - 14(a).

31.3	Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of June, 2007.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF

Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of June, 2007.

/s/ ERIC GATOFF

Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

/s/ HOWARD M. LORBER

Howard Lorber
Executive Chairman

/s/ WAYNE NORBITZ

Wayne Norbitz
President, Chief Operating Officer and Director

/s/ RONALD G. DEVOS

Ronald G. DeVos
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ DONALD L. PERLYN

Donald L. Perlyn
Executive Vice President and Director

/s/ ROBERT J. EIDE

Robert J. Eide
Director

/s/ BARRY LEISTNER

Barry Leistner
Director

/s/ BRIAN GENSON

Brian Genson
Director

/s/ ATTILIO F. PETROCELLI

Attilio F. Petrocelli
Director

/s/ CHARLES RAICH

Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Earnings	F-4

Consolidated Statement of Stockholders’ Equity	F-5 — F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 — F-47

Schedule II - Valuation and Qualifying Accounts	F-48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of March 25, 2007 and March 26, 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the fifty-two weeks ended March 25, 2007, March 26, 2006, and March 27, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan’s Famous, Inc. and subsidiaries as of March 25, 2007 and March 26, 2006, and the results of their operations and their cash flows for the fifty-two weeks ended March 25, 2007, March 26, 2006 and March 27, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B of the notes to consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment on March 27, 2006.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP
GRANT THORNTON LLP

Melville, New York
June 15, 2007

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 25, 2007	March 26, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,932	$3,009
Marketable securities	22,785	16,882
Notes and accounts receivable, net	3,777	3,664
Inventories	790	817
Assets available for sale	46	-
Prepaid expenses and other current assets	1,020	1,263
Deferred income taxes	1,471	1,364
Total current assets	36,821	26,999

Notes receivable, net	60	137
Property and equipment, net	4,270	4,568
Goodwill	95	95
Intangible assets, net	3,628	3,884
Deferred income taxes	1,477	1,484
Other assets, net	224	256

	$46,575	$37,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of capital lease obligation	$-	$8
Accounts payable	2,433	2,091
Accrued expenses and other current liabilities	6,638	5,606
Deferred franchise fees	375	219
Total current liabilities	9,446	7,924

Capital lease obligation, less current maturities	-	31
Other liabilities	1,250	1,420

Total liabilities	10,696	9,375

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;
7,909,183 and 7,600,399 shares issued; and 6,018,083 and 5,709,299
shares outstanding at March 25, 2007 and March 26, 2006 respectively	79	76
Additional paid-in capital	45,792	43,699
Deferred compensation	(136)	(208)
Accumulated deficit	(2,654)	(8,197)
Accumulated other comprehensive loss	(44)	(164)
	43,037	35,206
Treasury stock, at cost, 1,891,100 shares at March 25, 2007 and March 26, 2006.	(7,158)	(7,158)
Total stockholders’ equity	35,879	28,048

	$46,575	$37,423

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Fifty-two	Fifty-two	Fifty-two
	weeks ended	weeks ended	weeks ended
	March 25, 2007	March 26, 2006	March 27, 2005
REVENUES
Sales	$33,425	$29,785	$23,296
Franchise fees and royalties	7,160	6,785	6,766
License royalties	4,239	3,569	3,332
Interest income	663	459	238
Other income	243	651	567
Total revenues	$45,730	41,249	34,199

COSTS AND EXPENSES
Cost of sales	24,080	22,225	17,266
Restaurant operating expenses	3,194	3,180	3,063
Depreciation and amortization	782	803	909
Amortization of intangible assets	262	262	263
General and administrative expenses	9,251	8,552	8,341
Interest expense	1	31	49
Other expense (income), net	35	-	(16)
Total costs and expenses	37,605	35,053	29,875

Income from continuing operations before provision for income taxes	8,125	6,196	4,324
Provision for income taxes	2,917	2,315	1,524
Income from continuing operations	5,208	3,881	2,800

Income (loss) from discontinued operations, including gains on disposal of discontinued operations of $400 in 2007 and $2,919 in 2006, before income taxes.	557	2,942	(112)
Income tax expense (benefit)	222	1,146	(49)
Income (loss) from discontinued operations	335	1,796	(63)
Net income	$5,543	$5,677	$2,737

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.89	$.70	$.53
Income (loss) from discontinued operations	.06	.32	(.01)
Net income	$.95	$1.02	$.52

Diluted income per share:
Income from continuing operations	$.82	$.59	$.46
Income (loss) from discontinued operations	.05	.28	(.01)
Net income	$.87	$.87	$.45

Weighted average shares used in computing income
per share
Basic	5,836,000	5,584,000	5,307,000
Diluted	6,341,000	6,546,000	6,080,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 25, 2007, March 26, 2006 and March 27, 2005

(in thousands, except share amounts)

	Common	Common	Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Deficit	Loss	Shares	Amount	Equity	Income (Loss)

Balance, March 28, 2004	7,065,202	$71	$40,746	-	$(16,611)	$67	1,851,301	$(6,921)	$17,352
Shares issued in connection with the exercise of warrants	142,855	1	856	-	-	-	-	-	857
Shares issued in connection with exercise of employee stock options	182,260	1	529	-	-	-	-	-	530
Income tax benefit on stock option exercises	-	-	172	-	-	-	-	-	172
Issuance of restricted stock award	50,000	1	362	(363)	-	-	-	-	-
Amortization of deferred compensation relating to restricted stock	-	-	-	82	-	-	-	-	82
Repurchase of treasury stock	-	-	-	-	-	-	39,799	(237)	(237)
Unrealized (losses) on marketable securities, net of deferred income tax (benefit) of ($95)	-	-	-	-	-	(137)	-	-	(137)	(137)
Net income	-	-	-	-	2,737	-	-	-	2,737	2,737
Comprehensive income	-	-	-	-	-	-	-	-	-	$2,600
Balance, March 27, 2005	7,440,317	$74	$42,665	$(281)	$(13,874)	$(70)	1,891,100	$(7,158)	$21,356

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 25, 2007, March 26, 2006 and March 27, 2005

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

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 25, 2007, March 26, 2006 and March 27, 2005

(in thousands, except share amounts)

	Common	Common	Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Deficit	Loss	Shares	Amount	Equity	Income (Loss)
Balance, March 26, 2006	7,600,399	$76	$43,699	$(208)	$(8,197)	$(164)	1,891,100	$(7,158)	$28,048
Shares issued in connection with exercise of employee stock options	308,784	3	719	-	-	-	-	-	722
Income tax benefit on stock option exercises	-	-	1,079	-	-	-	-	-	1,079
Share Based Compensation	-	-	295						295
Amortization of deferred compensation relating to restricted stock gains	-	-	-	72	-	-	-	-	72
Unrealized gains on marketable securities, net of deferred income tax of $80	-	-	-	-	-	120	-	-	120	120
Net income	-	-	-	-	5,543	-	-	-	5,543	5,543
Comprehensive income	-	-	-	-	-	-	- _	-_	-	$5,663
Balance, March 25, 2007	7,909,183	$79	$45,792	$(136)	$(2,654)	$(44)	1,891,100	$(7,158)	$35,879

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-two weeks ended March 25, 2007	Fifty-two weeks ended March 26, 2006	Fifty-two weeks ended March 27, 2005
Cash flows from operating activities:	$5,543	$5,677	$2,737
Net income
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	791	812	918
Amortization of intangible assets	262	262	263
Amortization of bond premium	269	232	155
Amortization of deferred compensation	72	73	82
Gain on disposal of fixed assets	(429)	(2,985)	(84)
Loss on sale of available for sale securities	-	2	-
Share based compensation expense	295	-	-
Provision for doubtful accounts	(6)	10	13
Income tax benefit on stock option exercises	-	394	172
Deferred income taxes	(180)	175	915
Changes in operating assets and liabilities:
Notes and accounts receivable	(117)	(567)	(1,371)
Inventories	27	(129)	55
Prepaid expenses and other current assets	243	(223)	(479)
Other assets	32	(11)	5
Accounts payable, accrued expenses and other current liabilities	1,374	600	311
Deferred franchise fees	156	(119)	165
Other liabilities	(141)	(142)	(549)

Net cash provided by operating activities	8,191	4,061	3,308

Cash flows from investing activities:
Proceeds from sale of available for sale securities	-	2,245	1,357
Purchase of available for sale securities	(5,972)	(7,877)	(5,910)
Purchase of intellectual property	(6)	(1,346)	-
Purchases of property and equipment	(539)	(795)	(588)
Payments received on notes receivable	87	350	331
Proceeds from sales of property and equipment	400	3,621	11

Net cash used in investing activities	(6,030)	(3,802)	(4,799)

Cash flows from financing activities:
Principal repayments of notes payable and capitalized lease Obligations	(39)	(827)	(173)
Repurchase of treasury stock	-	-	(237)
Income tax benefit on stock option exercises	1,079	-	-
Proceeds from the exercise of stock options and warrants	722	642	1,387

Net cash provided by (used in) financing activities	1,762	(185)	977

Net change in cash and cash equivalents	3,923	74	(514)

Cash and cash equivalents, beginning of year	3,009	2,935	3,449

Cash and cash equivalents, end of year	$6,932	$3,009	$2,935

Cash paid during the year for:
Interest	$1	$31	$49
Income taxes	$1,353	$3,040	$522

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27,2005

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

Nathan’s Famous, Inc. and subsidiaries (collectively the “Company” or “Nathan’s”) has historically operated or franchised a chain of retail fast food restaurants featuring the Nathan’s Famous brand of all beef frankfurters, fresh crinkle-cut French-fried potatoes and a variety of other menu offerings. Nathan’s has also established a Branded Product Program, which enables foodservice retailers to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. The Company, through wholly owned subsidiaries, is also the franchisor of Kenny Rogers Roasters (“Roasters”) and Miami Subs (See Note O). The Company is also the owner of the Arthur Treacher’s brand (See Note C). Miami Subs features a wide variety of lunch, dinner and snack foods, including hot and cold sandwiches and various ethnic foods. Roasters features home-style family foods based on a menu centered around wood-fire rotisserie chicken. Arthur Treacher's main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The Company considers its subsidiaries to be in the food service industry, and has pursued co-branding and co-hosting initiatives; accordingly, management has evaluated the Company as a single reporting unit.

At March 25, 2007, the Company’s restaurant system, consisting of Nathan’s Famous, Kenny Rogers Roasters and Miami Subs restaurants, included six company-owned units in the New York City metropolitan area and 357 franchised or licensed units, including three units operating pursuant to management agreements located in 22 states and 11 foreign countries.

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

2. Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52- or 53-week reporting period. The results of operations and cash flows for the fiscal years ended March 25, 2007, March 26, 2006, and March 27, 2005 are all on the basis of 52-week reporting periods.

3. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management in preparing the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, the allowance for impaired notes receivable, the self-insurance reserve, valuation of stock-based compensation, income taxes and impairment charges on goodwill and long-lived assets.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

4. Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents is cash restricted for untendered shares associated with the acquisition of Nathan’s in 1987 of $54 at March 25, 2007 and $83 at March 26, 2006.

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

	March 25, 2007	March 26, 2006

Total recorded investment in impaired notes receivable	$1,654	$1,801
Allowance for impaired notes receivable	(1,628)	(1,680)

Recorded investment in impaired notes receivable, net	$26	$121

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

	March 25,	March 26,
	2007	2006

Allowance for impaired notes receivable at beginning of the fiscal year	$1,680	$1,701
Recovery of impaired notes receivable	(52)	(21)
Allowance for impaired notes receivable at end of the fiscal year	$1,628	$1,680

Based on the present value of the estimated cash flows of identified impaired notes receivable, the Company records interest income on its impaired notes receivable on a cash basis. The following represents the interest income recognized on and average recorded investment in impaired notes receivable.

	March 25,	March 26,	March 27,
	2007	2006	2005

Interest income recorded on impaired notes receivable	$8	$1	$13
Average recorded investment in impaired notes receivable	$1,747	$1,817	$1,942

6. Inventories

Inventories, which are stated at the lower of cost or market value, consist primarily of food items and supplies. Inventories also include equipment and marketing items in connection with the Branded Product Program. Cost is determined using the first-in, first-out method.

7. Marketable Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 25, 2007 and March 26, 2006, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, with unrealized gains and losses on available-for-sale securities included as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the accompanying consolidated statements of earnings (See Note F).

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

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

As of March 25, 2007 and March 26, 2006, the Company had deferred gains, included in other liabilities, on the sales of restaurants, which are accounted for under the installment method, of $34 and $145, respectively. Installment gains recognized in earnings for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005 were $29, $51 and $73, respectively.

9. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The estimated useful lives are as follows:

Building and improvements	5 - 25 years
Machinery, equipment, furniture and fixtures	3 - 15 years
Leasehold improvements	5 - 20 years

10. Goodwill and Intangible Assets

Intangible assets primarily consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; (ii) trademarks, trade names and franchise rights of $427 in connection with Roasters, (iii) trademarks, trade names and franchise rights of $1,847 in connection with Miami Subs and (iv) trademarks, trade names and other intellectual property of $1,354 primarily in connection with Arthur Treachers (See Note C).

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

The table below presents amortized and unamortized intangible assets as of March 25, 2007 and March 26, 2006:

	March 25, 2007			March 26, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Royalty streams	$4,259	$(2,053)	$2,206	$4,259	$(1,792)	$2,467
Favorable leases	115	(115)	-	285	(285)	-
Other	6	(4)	2	6	(3)	3
	$4,380	$(2,172)	$2,208	$4,550	$(2,080)	$2,470

Unamortized intangible assets:
Trademarks and tradenames			1,420			1,414
			$3,628			$3,884

Goodwill			$95			$95

As of March 25, 2007 and March 26, 2006, the Company has performed its required annual impairment test of goodwill and other intangible assets, and has determined no impairment is deemed to exist.

Total amortization expense for intangible assets was $262, $262 and $263 for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005. The Company estimates future annual amortization expense of approximately $262 per year for each of the next five years.

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No units were deemed impaired during the fiscal years, ended March 25, 2007, March 26, 2006 and March 27, 2005.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

12. Self-Insurance

The Company is self-insured for portions of its general liability coverage. As part of Nathan's risk management strategy, its insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, Nathan's accrues estimates of its ultimate self-insurance costs throughout the policy year. These estimates have been developed based upon Nathan's historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, Nathan's annual self-insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self-insurance accruals at March 25, 2007 and March 26, 2006 were $197 and $281, respectively and are included in "accrued expenses and other current liabilities" in the accompanying consolidated balance sheets.

During the fifty-two weeks ended March 25, 2007, March 26, 2006 and March 27, 2005, the Company reversed approximately $53, $55, and $71 respectively, of previously recorded insurance accruals to reflect the revised estimated cost of claims.

13. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term maturities of the instruments. The carrying amounts of the capital lease obligation and notes receivable approximate their fair values as the current interest rates on such instruments approximates current market interest rates on similar instruments.

14. Stock-Based Compensation

At March 25, 2007, The Company had several stock-based employee compensation plans in effect which are more fully described in Note K.

As of the beginning of fiscal 2007, Nathan’s adopted SFAS No. 123R, “Share-based Payment”, (“SFAS No. 123R”) using the modified prospective method. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,("SFAS No. 123”) and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to awards vesting after the date of initial adoption to be recognized by the Company in the financial statements over the remaining requisite service period. Therefore, the amount of compensation costs to be recognized over the requisite service period on a prospective basis after March 26, 2006 includes: (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested as of, March 26, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to March 26, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to March 26, 2006 measured as of the date of such modification.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

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

In October 2005, the FASB issued Staff Position No. FAS 123R-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB SFAS No. 123R.”  As a practical accommodation, in determining the grant date of an award subject to SFAS No. 123R, assuming all other criteria in the grant date definition have been met, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if both of the following conditions are met: (a) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer; and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval.

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

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

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

The pre-tax share-based compensation expense recognized pursuant to the adoption of SFAS No. 123R for the year ended March 25, 2007 was $295. The incremental share-based compensation expense resulted in a decrease to income before income taxes of $295, a decrease to net income of $175 and a decrease to basic and diluted income per share of $0.03 for the year ended March 25, 2007. Total share-based compensation expense recognized under SFAS No. 123R, including the incremental pre-tax share-based compensation expense above, was $367, with an associated tax benefit of $148, and was included in general and administrative expense in our accompanying consolidated statement of earnings for the year ended March 25, 2007.

As of March 25, 2007, there was $1,045 of unamortized compensation expense related to stock options. We expect to recognize this expense over a period of 4.25 years, which represents the requisite service period for such awards.

During the year ended March 25, 2007, the Company granted 197,500 options having an exercise price of $13.08 per share. All of the options granted will be vested as follows: 20% on the first anniversary of the grant, 40% on the second anniversary of the grant, 60% on the third anniversary of the grant, 80% on the fourth anniversary of the grant and 100% on the fifth anniversary of the grant. All options have an expiration date of ten years from the date of grant. No options were granted during the year ended March 26, 2006. During the year ended March 27, 2005, the company granted options having an exercise price of $5.62 per share. These options vest over a three year period.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the years ended March 25, 2007 and March 27, 2005 are as follows:

	March 25, 2007	March 27, 2005
Weighted-average grant-date option fair values	$6.1686	$2.87
Expected life (years)	7.0	7.0
Interest rate	5.21%	4.50%
Volatility	34.33%	29.90%
Dividend yield	0%	0%

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

Prior to March 26, 2006, Nathan’s accounted for share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly, did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant.

The following table illustrates the effect on net income and income per share had the fair value-based method prescribed by SFAS No. 123, been applied to stock-based employee compensation during the years ended March 26, 2006 and March 27, 2005.

	March 26,	March 27,
	2006	2005
Net income, as reported	$5,677	$2,737
Add: Stock-based compensation included in
net income	44	49

Deduct: Total stock-based employee
compensation expense determined
under fair value-based method
for all awards	(132)	(171)

Pro forma net income	$5,589	$2,615

Net income per Share
Basic - as reported	$1.02	$0.52
Diluted - as reported	$0.87	$0.45
Basic - pro forma	$1.00	$0.49
Diluted - pro forma	$0.85	$0.43

15. Start-up Costs

Pre-opening and similar costs are expensed as incurred.

16. Revenue Recognition - Branded Products Operations

The Company recognizes revenue from the Branded Product Program when it is determined that the products have been delivered via third party common carrier to Nathans’ customers. Rebates provided to customers are classified as a reduction of revenues.

17. Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash by the customer, are recognized upon the performance of services.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006, and March 27, 2005

NOTE B (continued)

18. Revenue Recognition - Franchising Operations

In connection with its franchising operations, the Company receives initial franchise fees, development fees, royalties, and in certain cases, revenue from sub-leasing restaurant properties to franchisees.

Franchise and area development fees, which are typically received prior to completion of the revenue recognition process, are initially recorded as deferred revenue. Initial franchise fees, which are non-refundable, are initially recognized as income when substantially all services to be performed by Nathan’s and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations.

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

At March 25, 2007 and March 26, 2006, $375 and $219, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005, the Company earned franchise fees from new unit openings, transfers and co-branding of $642, $665 and $605, respectively.

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 25, 2007 and March 26, 2006, $306 and $242, respectively, of deferred development fee revenue is included in the accompanying consolidated balance sheets.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

The following is a summary of franchise openings and closings for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005:

	March 25, 2007	March 26, 2006	March 27, 2005
Franchised restaurants operating at the beginning of the period	362	355	338
New franchised restaurants opened during the period	21	30	39
Franchised restaurants closed during the period	(26)	(23)	(22)
Franchised restaurants operating at the end of the period	357	362	355

The Company recognizes franchise royalties, which are generally based upon a percentage of sales made by the Company’s franchisees, when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee or until collectibility is deemed to be reasonably assured. Revenue from sub-leasing properties to franchisees is recognized in income as the revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated statements of operations.

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

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

21. Other income

The Company recognizes gains on the sale of fixed assets under the full accrual method, installment method or deposit method in accordance with provisions of SFAS No. 66 (See Note B-8).

Deferred revenue associated with supplier contracts is generally amortized into income on a straight-line basis over the life of the contract.

Other income for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005 consists of the following:

	March 25, 2007	March 26, 2006	March 27, 2005

Gain on disposal of fixed assets	$29	$66	$84
Gain (loss) on subleasing of rental properties	(35)	90	(29)
Amortization of supplier contributions	107	361	407
Other income	142	134	105

	$243	$651	$567

22. Business Concentrations and Geographical Information

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and for royalties from retail licensees. At March 25, 2007, one retail licensee, one Branded Product customer and one franchisee, each represented 12%, 12% and 11% respectively of accounts receivable. At March 26, 2006, one retail licensee, one Branded Products distributor and one franchisee each represented 12%, 11% and 10% respectively of accounts receivable. No franchisee, retail licensee or Branded Product customer accounted for 10% or more of revenues during the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

The Company’s primary supplier of frankfurters represented 74%, 77% and 66% of product purchases for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005, respectively. The Company’s distributor of product to its Company-owned restaurants represented 16%, 13%, and 24% of product purchases for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005, respectively.

The Company’s revenues for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005 were derived from the following geographic areas:

	March 25, 2007	March 26, 2006	March 27, 2005

Domestic (United States)	$44,499	$39,871	$33,081
Non-domestic	1,231	1,378	1,118

	$45,730	$41,249	$34,199

 23. Advertising

The Company administers various advertising funds on behalf of its subsidiaries and franchisees to coordinate the marketing efforts of the Company. Under these arrangements, the Company collects and disburses fees paid by franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising funds are based on specified percentages of net sales, generally ranging up to 3%. Net Company-owned store advertising expense was $184, $194, and $242, for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005, respectively.

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

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

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

27. Recently Issued Accounting Standards Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes,” ("FIN No. 48,") which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 also provides guidance on the de-recognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements. FIN No. 48, as amended and interpreted is effective for fiscal years beginning after December 15, 2006, which is our fiscal 2008. We are evaluating the impact the adoption of FIN No. 48 will have on our consolidated financial statements.

In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157,”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS No. 159,”). This standard amends SFAS No.115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is our fiscal 2009. We are currently evaluating the impact of SFAS No.159 on our consolidated financial position and results of operations.

In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1,“Definition of Settlement in FASB Interpretation No. 48”, an amendment of FASB Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes”, to clarify that a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits in accordance with paragraph 10(b) of that Interpretation if (a) the taxing authority has completed all of its required or expected examination procedures, (b) the enterprise does not intend to appeal or litigate any aspect of the tax position, and (c) it is considered remote that the taxing authority would reexamine the tax position. FSP No. FIN 48-1 also conforms the terminology used in FIN No. 48 to describe measurement and recognition to the conclusions reached in the FSP. FSP No. FIN 48-1 is effective as of the same dates as FIN No. 48, with retrospective application required for entities that have not applied FIN No. 48 in a manner consistent with the provisions of the proposed FSP.

28. Adoption of New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs--an amendment of ARB No.43” (“SFAS No.151”) which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No.151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No.151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 has had no impact on the Company’s financial position or results of operations.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE B (continued)

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No.20 and FASB Statement No. 3” (“SFAS No.154”). APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no impact on the Company’s financial position or results of operations.

In June 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be presented in the Income Statement (That Is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed.

The consensus in EITF Issue 06-3 is effective for the interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective in the fiscal year ended March 25, 2007. The adoption of EITF Issue 06-3 did not have an significant effect on its financial statements as it did not change its existing accounting policy which is to present taxes within the scope of EITF Issue 06-3 on a net basis.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No.108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires registrants to use both a balance sheet and income statement approach when evaluating and quantifying the materiality misstatement. The adoption of SAB 108 had no impact on the Company’s financial position or results of operations.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE C - ACQUISITION

On February 28, 2006, the Company acquired all trademarks and other intellectual property relating to the Arthur Treacher’s brand from PAT Franchise Systems, Inc. (“PFSI”) for $1,250 in cash plus related expenses of approximately $103 and terminated its Co-Branding Agreement with PFSI. Since fiscal 2000, the Company has successfully co-branded certain Arthur Treacher’s signature products in Nathan’s franchise system. Based upon such co-branding success, the Company acquired these assets to continue its co-branding efforts and seek new means of distribution.

The Company simultaneously granted back to PFSI a limited license to use the Arthur Treacher’s intellectual property solely for the purposes of: (a) continuing to permit PFSI to operate its existing Arthur Treacher’s franchised restaurant system (approximately 60 restaurants); and (b) PFSI granting rights to third parties who wish to develop new traditional Arthur Treacher’s quick service restaurants in Indiana, Maryland, Michigan, Ohio, Pennsylvania, Virginia, Washington D.C. and areas of Northern New York State (collectively, the “PFSI Markets”). The Company also retained certain rights to sell franchises for the operation of Arthur Treacher’s restaurants in certain circumstances within the geographic scope of the PFSI Markets. PFSI has no obligation to pay fees or royalties to the Company in connection with its use of the Arthur Treacher’s system within the PFSI Markets.

NF Treacher’s Corp., a wholly owned subsidiary, was created for the purpose of acquiring these assets. The acquired assets have been recorded as trademarks and trade names. No restaurants were acquired in this transaction. Results of operations are included in these consolidated financial statements since February 28, 2006.

The following presents the proforma results of operations, which are not necessarily indicative of the results that would have been attained, had the acquisition actually taken place, as if the Company had owned these assets at the beginning of each of the two prior years presented:

	Fifty-two	Fifty-two
	weeks ended	weeks ended
	March 26, 2006	March 27, 2005
Total revenues	$41,385	$34,354
Income from continuing operations	3,966	2,900
Net income	$5,762	$2,837
Basic income per share:
Income from continuing operations	$.71	$.55
Net income	$1.03	$.53

Diluted income per share:
Income from continuing operations	$.61	$.48
Net income	$.88	$.47

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27,2005

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005, respectively:

	Income from continuing operations			Shares			Income per share From continuing operations
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Basic EPS
Basic calculation	$5,208	$3,881	$2,800	5,836,000	5,584,000	5,307,000	$.89	$.70	$.53
Effect of dilutive
employee stock
options and warrants	-	-	-	505,000	962,000	773,000	(.07)	(.11)	(.07)

Diluted EPS
Diluted calculation	$5,208	$3,881	$2,800	6,341,000	6,546,000	6,080,000	$.82	$.59	$.46

Options and warrants to purchase 98,750, 19,500 and 367,939 shares of common stock for the years ended March 25, 2007, March 26, 2006 and March 27, 2005, respectively, were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares during the respective periods.

NOTE E - NOTES AND ACCOUNTS RECEIVABLE, NET

Notes and accounts receivable, net, consist of the following:

	March 25,	March 26,
	2007	2006

Notes receivable, net of impairment charges (Note B-5)	$120	$182
Franchise and license royalties	1,627	1,681
Branded product sales	1,675	1,573
Other	550	542
	3,972	3,978

Less: allowance for doubtful accounts	135	177
Less: notes receivable due after one year	60	137

Notes and accounts receivable, net	$3,777	$3,664

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE E (continued)

Notes receivable at March 25, 2007 and March 26, 2006 resulted principally from sales of restaurant businesses to Miami Sub’s franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The purchase notes are generally due in monthly installments of principal and interest with a balloon payment at the end of the term, with interest rates ranging principally between 5% and 10% (See Note B-5). At March 25, 2007 notes receivable also included $68 for the repayment of certain past due royalties, which the Company has agreed to finance and is deemed collectable. Interest has been imputed on this note at 7.75%.

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

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005 are as follows:

	March 25, 2007	March 26, 2006	March 27, 2005

Beginning balance	$177	$177	$328
Bad debt (recoveries) expense	(6)	10	13
Other	-	-	17
Accounts written off	(36)	(10)	(181)

Ending balance	$135	$177	$177

NOTE F - MARKETABLE SECURITIES

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consists entirely of bonds at March 25, 2007 and March 26, 2006, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
2007:
Available-for-sale securities	$22,878	$44	$(137)	$22,785

2006:
Available-for-sale securities	$17,176	$5	$(299)	$16,882

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE F (continued)

As of March 25, 2007, the bonds mature at various dates between July 2007 and April 2017. The following represents the bond maturities by period as follows:
		Less than			After
Fair value of Bonds	Total	1 Year	1 -5 Years	5-10 Years	10 Years
Fair value of bonds at March 25, 2007	$22,785	$3,128	$12,320	$6,258	$1,079
Fair value of bonds at March 26, 2006	$16,882	$-	$10,052	$6,830	$-

Proceeds from the sale of available-for-sale and trading securities and the resulting gross realized gains and losses included in the determination of net income are as follows:

	March 25, 2007	March 26, 2006	March 27, 2005
Available-for-sale securities:
Proceeds	-	$2,245	$1,357
Gross realized gains	-	-	-
Gross realized losses	-	(2)	-

The change in net unrealized gains (losses) on available-for-sale securities for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005, respectively, of $120, $(94), and $(137), which is net of deferred income taxes, have been included as a component of comprehensive income.

NOTE G - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 25,	March 26,
	2007	2006

Land	$1,094	$1,094
Building and improvements	1,973	1,932
Machinery, equipment, furniture and fixtures	5,478	5,355
Leasehold improvements	3,800	4,377
Construction-in-progress	89	120
	12,434	12,878
Less: accumulated depreciation and amortization	8,164	8,310

	$4,270	$4,568

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE G (continued)

Assets under capital lease amounted to $48 at March 26, 2006 and were fully amortized at that time. These assets were disposed of during the year ended March 25, 2007. Depreciation and amortization expense on property and equipment was $791, $812, and $918 for the fiscal years ended March 25, 2007, March 26, 2006, and March 27, 2005, respectively.

1. Sale of Restaurant

During the year ended March 26, 2006, the Company sold one Company-owned restaurant that it had previously leased to the operator pursuant to a management agreement for total cash consideration of $515 and entered into a franchise agreement with the buyer to continue operating the restaurant. As the Company expects to have a continuing stream of cash flows from this restaurant, the results of operations for this restaurant are included in “Income from continuing operations” in the accompanying consolidated statements of earnings through the date of sale.

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

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000. Pursuant to the Lease Termination Agreement, within 180 days following delivery of notice from CVS to Nathan’s, we are required to deliver the vacated properties to CVS. As the properties are currently subject to certain sublease and management agreements between Nathan’s and the current occupants, Nathan’s expects to make payments to, or forgive indebtedness of, the current occupants of the properties and pay brokerage commissions of approximately  $500 in the aggregate. On November 30, 2006, CVS provided Nathan’s with notice that all necessary permits and approvals have been obtained and that all contingencies have either been waiver or satisfied. The property and equipment in connection with this property comprise “assets available for sale” in the accompanying balance sheet. This transaction was concluded on June 5, 2007.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE G (continued)

As described above, the Company has classified the results of operations of certain restaurants and properties as discontinued operations in accordance with SFAS No. 144. The following is a summary of the results of operations for these properties for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005:

	March 25, 2007	March 26, 2006	March 27, 2005

Revenues (excluding gains from sales of properties in 2007 and 2006)	$166	$31	$327

Income (loss) before income taxes (including gains on disposal of $400 and $2,919 for fiscal years 2007 and 2006 respectively)	$557	$2,942	$(112)

On July 13, 2005, Nathan’s sold all of its right, title and interest in and to a vacant real estate parcel previously utilized as a parking lot, adjacent to a Company-owned restaurant, located in Brooklyn, New York, in exchange for a cash payment of $3,100. A gain of $2,819 was recognized into income during the year ended March 26, 2006. Nathan’s also entered into an agreement pursuant to which an affiliate of the buyer has assumed all of Nathan’s rights and obligations under a lease for an adjacent property and had agreed to pay $500 to Nathan’s for its leasehold interest on the earlier of (i) three years after closing or (ii) six months after the closing of the adjacent property. On January 17, 2006, the adjacent property was sold. The Company received $100 during fiscal 2006 and the remaining balance of $400 was received in October 2006 and is included as a gain from discontinued operations during fiscal 2007. The operating expenses for these properties have been included in discontinued operations as the Company has no continuing involvement in the operation of, or cash flows from, these properties.

During the fiscal year ended March 27, 2005, the Company ceased the operations of one Company-owned restaurant pursuant to the termination of the lease and notification by the landlord not to renew. The results of operations for this restaurant have been included in discontinued operations for the fiscal year ended March 27, 2005, as the Company has no continuing involvement in the operation of, or cash flows from, this restaurant.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE H - ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 25,	March 26,
	2007	2006
Payroll and other benefits	$1,940	$1,891
Accrued operating expenses	1,107	483
Professional and legal costs	321	391
Self-insurance costs	197	281
Rent, occupancy and lease reserve termination costs	349	379
Taxes payable	1,126	782
Unexpended advertising funds	924	789
Deferred revenue	255	200
Other	419	410

	$6,638	$5,606

Other liabilities consists of the following:

	March 25, 2007	March 26, 2006
Deferred income - supplier contracts	$615	$682
Deferred development fees	306	242
Deferred gain on sales of fixed assets	35	145
Deferred rental liability	158	250
Deferred income - other	45	8
Tenant’s security deposits on subleased property	91	93
	$1,250	$1,420

Lease Reserve Termination Costs

In connection with the Company’s acquisition of Miami Subs in fiscal 2000, Nathan’s planned to permanently close 18 under-performing Company-owned restaurants; Nathan’s expected to abandon or sell the related assets at amounts below the historical carrying amounts recorded by Miami Subs. In accordance with APB No. 16 “Business Combinations”, the write-down of these assets was reflected as part of the purchase price allocation. The Company has closed or sold all 18 units. As of March 25, 2007, the Company has recorded cumulative charges to operations of approximately $1,461 ($877 after tax) for lease reserves and termination costs in connection with these properties.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE H (continued)

Changes in the Company’s reserve for lease termination costs are as follows:

	March 25, 2007	March 26, 2006	March 27, 2005

Beginning balance	$198	$198	$532
Additions	9	-	-
Payments	-	-	(334)

Ending balance	$207	$198	$198

NOTE I - INDEBTEDNESS

A summary of the capitalized lease obligation is as follows:

	March 25, 2007	March 26, 2006
Capital lease obligation	$-	$39

Less current portion	-	(8)

Long-term portion	$-	$31

On July 5, 2006, Nathan’s entered into an agreement with its landlord to terminate its lease of the property and fully satisfied its capital lease obligation.

On January 13, 2006, Nathan’s prepaid the balance of its outstanding bank loan payable in the amount of $694.

The Company maintains a $7,500 line of credit with its primary banking institution. Borrowings under the line of credit are intended to be used to meet the normal short-term working capital needs of the Company. The line of credit is not a commitment and, therefore, credit availability is subject to ongoing approval. The line of credit expires on October 1, 2007, and bears interest at the prime rate (8.25% at March 25, 2007). There were no borrowings outstanding under this line of credit as of March 25, 2007 and March 26, 2006.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE J - INCOME TAXES

Income tax provision (benefit) consists of the following for the fiscal years ended March 25, 2007, March 26, 2006, and March 27, 2005:

	March 25, 2007	March 26, 2006	March 27, 2005
Federal
Current	$2,343	$1,649	$605
Deferred	(153)	148	611
	2,190	1,797	1,216
State and local
Current	754	491	271
Deferred	(27)	27	37
	727	518	308
	$2,917	$2,315	$1,524

Total income tax provision (benefit) for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005 differs from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

	March 25, 2007	March 26, 2006	March 27, 2005

Computed “expected” tax expense	$2,763	$2,107	$1,470
Nondeductible amortization	37	37	37
State and local income taxes, net of Federal income tax benefit	293	336	170
Tax-exempt investment earnings	(220)	(150)	(66)
Tax refunds received	-	-	(81)
Nondeductible meals and entertainment and other	(44)	(15)	(6)
	$2,917	$2,315	$1,524

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE J (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 25,	March 26,
	2007	2006
Deferred tax assets
Accrued expenses	$796	$775
Allowance for doubtful accounts	54	71
Impairment of notes receivable	666	672
Deferred revenue	631	436
Depreciation expense and impairment of long-lived assets	873	757
Expenses not deductible until paid	79	112
Deferred Stock Compensation	118	-
Amortization of intangibles	129	159
Net operating loss and other carryforwards	155	346
Unrealized loss on marketable securities	29	110
Excess of straight line over actual rent	85	100
Other	12	12
Total gross deferred tax assets	$3,627	$3,550

Deferred tax liabilities
Difference in tax bases of installment gains not yet recognized	205	184
Deductible prepaid expense	165	120
Other	154	52
Total gross deferred tax liabilities	524	356
Net deferred tax asset	3,103	3,194
Less valuation allowance	(155)	(346)
	$2,948	$2,848
Less current portion	(1,471)	(1,364)
Long-term portion	$1,477	$1,484

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based upon anticipated taxable income, Management believes that it is more likely than not that the Company will realize the benefit of this net deferred tax asset of $2,948 and $2,848 at March 25, 2007 and March 26, 2006, respectively. The Company has State net operating loss carryforwards of approximately $4,275 in certain state tax jurisdictions expiring in varying amounts during fiscal years 2020 through 2025. A valuation allowance has been provided for these net operating loss carryforwards.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE K - STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

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

On May 24, 1994, the Company adopted the Outside Director Stock Option Plan (the “Directors’ Plan”), which provides for the issuance of nonqualified stock options to non-employee directors, as defined, of the Company. Under the Directors’ Plan, 200,000 shares of common stock have been authorized and issued. Options awarded to each non-employee director are fully vested, subject to forfeiture under certain conditions and shall be exercisable upon vesting. The terms of the options are generally ten years. The Directors’ Plan expired with respect to the granting of new options on December 31, 2004. As of March 25, 2007, there are no options outstanding under this plan.

In April 1998, the Company adopted the Nathan’s Famous, Inc. 1998 Stock Option Plan (the “1998 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 500,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the 1998 Plan. The terms of the options are generally ten years. As of March 25, 2007, no shares are available to be issued in the future under this plan.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE K (continued)

In June 2001, the Company adopted the Nathan’s Famous, Inc. 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 350,000 shares of common stock have been reserved for issuance upon the Nathan’s exercise of options granted and for future issuance in connection with awards under the 2001 Plan. The terms of the options are generally ten years. As of March 25, 2007, there are 3,500 shares available to be issued in the future under this plan.

In June 2002, the Company adopted the Nathan’s Famous, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the issuance of nonqualified stock options or restricted stock awards to directors, officers and key employees. Up to 300,000 shares of common stock have been reserved for issuance in connection with awards under the 2002 Plan. The terms of the options are generally ten years. As of March 25, 2007, there are 2,500 shares available to be issued in the future under this plan.

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

During the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005, 308,784, 160,082 and 237,640 stock options were exercised which aggregated proceeds of $722, $642 and $530, respectively, to the Company.

In general, our stock incentive plans have terms of ten years and vest over periods of between three and five years. We have historically issued new shares of common stock for options that have been exercised and determined the grant date fair value of options and warrants granted using the Black-Scholes option valuation model.

2. Warrants

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE K (continued)

A summary of the status of the Company’s stock options and warrants at March 25, 2007, March 26, 2006 and March 27, 2005 and changes during the fiscal years then ended is presented in the tables below:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		average		Average		Average
		exercise		Exercise		Exercise
	Shares	price	Shares	price	Shares	price

Options outstanding - beginning of year	1,332,024	$3.78	1,494,796	$3.81	1,778,686	$3.91

Granted	197,500	13.08	-	-	95,000	5.62
Expired	(4,000)	6.20	(2,690)	9.09	(141,250)	7.22
Exercised	(353,216)	3.69	(160,082)	4.01	(237,640)	4.08

Options outstanding - end of year	1,172,308	$5.21	1,332,024	$3.78	1,494,796	$3.81

Options exercisable - end of year	943,141	$3.48	1,247,025	$-	1,322,629	$-

Weighted-average fair value of
options granted		$6.16		$-		$2.87

Warrants outstanding - beginning of year	150,000	$3.25	168,750	$4.73	168,750	$4.73
Expired	-	-	(18,750)	16.55	_

Warrants outstanding - end of year	150,000	$3.25	150,000	$3.25	168,750	$4.73

Warrants exercisable - end of year	150,000	$3.25	150,000	$3.25	168,750	$4.73

At March 25, 2007, 6,000 common shares were reserved for future restricted stock or stock option grants, as detailed above.

The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005 are $2,658, $1,015 and $420 respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE K (continued)

The following table summarizes information about stock options and warrants at March 25, 2007:

		Weighted-	Weighted- Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Options outstanding at March 25, 2007	1,172,308	$5.21	4.3	$10,839,000

Options exercisable at March 25, 2007	943,141	$3.48	3.2	$10,287,000

Warrants outstanding at March 25, 2007	150,000	$3.25	0.3	$1,682,000

Warrants exercisable at March 25, 2007	150,000	$3.25	0.3	$1,682,000

Exercise prices ranges from $3.19 to $13.08

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

March 25, 2007, March 26, 2006 and March 27, 2005

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

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company has reserved 9,237,491 shares of Common Stock for issuance upon exercise of the Rights.

4. Stock Repurchase Plan

On September 14, 2001, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. The Company completed its initial Stock Repurchase Plan at a cost of approximately $3,670 during the fiscal year ended March 30, 2003. On October 7, 2002, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 additional shares of the Company’s common stock. Purchases of stock will be made from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. The Company expects to fund these stock repurchases from its operating cash flow. Through March 25, 2007, 891,100 additional shares have been repurchased at a cost of approximately $3,488.

5. Employment Agreements

Effective January 1, 2007, Howard M. Lorber, previously, Chairman of the Board and Chief Executive Officer, assumed the newly created position of Executive Chairman of the Board of Nathan’s and Eric Gatoff, previously, Vice President and Corporate Counsel, became Chief Executive Officer of Nathan’s.

In connection with the foregoing, the Company entered into an employment agreement with each of Messrs. Lorber (as amended, the “Lorber Employment Agreement”) and Gatoff (the “Gatoff Employment Agreement”). Under the terms of the Lorber Employment Agreement, Mr. Lorber will serve as Executive Chairman of the Board from January 1, 2007 until December 31, 2012, unless his employment is terminated in accordance with the terms of the Lorber Employment Agreement. Pursuant to the Lorber Employment Agreement, Mr. Lorber receives a base salary of $400, and will not receive a contractual bonus; provided that, for the fiscal year ending March 25, 2007, Mr. Lorber will be entitled to receive a pro rata portion of the bonus payable to him under his prior agreement. The Lorber Employment Agreement provides for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200 per year in exchange for his agreement to provide no less than 15 days of consulting services per year, provided, Mr. Lorber is not required to provide more than 50 days of consulting services per year. The Lorber Employment Agreement provides Mr. Lorber with the right to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Lorber is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE K (continued)

In connection with Mr. Lorber’s prior employment agreement dated January 1, 2005, we issued to Mr. Lorber 50,000 shares of restricted common stock which vest ratably over the 5 years. A charge of $363 based on the fair market value of the Company’s common stock of $7.25 on grant date has been recorded to deferred compensation and is being amortized to earnings ratably over the vesting period. As of March 25, 2007, March 26, 2006 and March 27, 2005, 30,000, 20,000 and 10,000 shares have been vested, respectively.

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

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff will serve as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period shall extend for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Pursuant to the agreement, Mr. Gatoff will receive a base salary of $225 and an annual bonus equal in an amount of up to 100% of his base salary, depending upon the Company’s achievement of performance goals established and agreed to by the Compensation Committee and Mr. Gatoff for each fiscal year during the employment term, provided that the bonus payable to Mr. Gatoff for the fiscal year ending March 25, 2007 is to be determined by the Compensation Committee in its discretion, based on Mr. Gatoff’s status as Vice President and Corporate Counsel through December 31, 2006 and provided, further, that Mr. Gatoff will be entitled to a minimum bonus of 50% of his base salary for the first two years of the Gatoff Employment Agreement. The Gatoff agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE K (continued)

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. Consequently, the employment agreement has been extended annually through December 31, 2007, based on the original terms, and no non-renewal notice has been given as of June 15, 2007. The agreement provides for annual compensation of $289 plus certain other benefits. In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

The Company and the President of Miami Subs, pursuant to the merger agreement, entered into an employment agreement on September 30, 1999 for a period commencing on September 30, 1999 and ending on September 30, 2002. The agreement provides for annual compensation of $210 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. No non-renewal notice has been given as of June 15, 2007. Consequently, the employment agreement has been extended through September 30, 2008. The agreement includes a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined. In the event a non-renewal notice is delivered, the Company must pay the officer an amount equal to the employee’s base salary as then in effect.

The Company and one employee of Miami Subs entered into a change of control agreement effective November 1, 2001 for annual compensation of $136 per year. The agreement additionally includes a provision under which the employee has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined.

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

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE K (continued)

Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company on up to 30-days’ prior written notice by the Company in the event of disability or “cause,” as defined in each agreement.

6. 401(k) Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21 who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. The Company matches contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005 were $32, $26, and $22, respectively.

7. Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

NOTE L - COMMITMENTS AND CONTINGENCIES

1. Commitments

The Company’s operations are principally conducted in leased premises. The leases generally have initial terms ranging from 5 to 20 years and usually provide for renewal options ranging from 5 to 20 years. Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance). Certain of the leases require additional (contingent) rental payments if sales volumes at the related restaurants exceed specified limits. As of March 25, 2007, the Company has noncancelable operating lease commitments, net of certain sublease rental income, as follows:

	Lease	Sublease	Net lease
	commitments	income	commitments

2008	$2,782	$1,642	$1,140
2009	1,988	1,284	704
2010	1,720	1,220	500
2011	978	868	110
2012	611	623	(12)
Thereafter	913	947	(34)

	$8,992	$6,584	$2,408

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE L (continued)

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,112, $1,037, and $1,278 for the fiscal years ended March 25, 2007, March 26, 2006, and March 27, 2005, respectively.

The Company also owns or leases sites, which it in turn subleases to franchisees, which expire on various dates through 2015 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

The Company also subleases locations to third parties. Such sub-leases provide for minimum annual rental payments by the Company aggregating approximately $1,800 and expire on various dates through 2015 exclusive of renewal options.

Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense was approximately $45, $47 and $52 for the fiscal years ended March 25, 2007, March 26, 2006, and March 27, 2005 respectively.

2. Guarantees

The Company guaranteed certain equipment financing for certain franchisees with a third-party lender. As of March 25, 2007, all outstanding loans under this agreement were repaid, therefore, the Company’s obligation has been eliminated.

The Company also guaranteed a franchisee’s note payable with a bank. The note payable matured in August 2006, and the franchisee refinanced this loan directly with the bank without any further guarantee or payment by the Company or any of its subsidiaries.

The guarantees referred to above were entered into by the Company prior to December 31, 2002, which was the effective date for FIN 45 “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” The terms of these guarantees were not modified during the period that they were in force.

3. Contingencies

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the ruling occurs.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE M - RELATED PARTY TRANSACTIONS

An accounting firm of which Mr. Raich, who joined Nathan’s Board of Directors on June 15, 2004, serves as Managing Partner, received ordinary tax preparation and other consulting fees of $128, $108, and $127 for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005, respectively.

A firm on which Mr. Lorber serves as a consultant to (and, prior to January 2005, was the Chairman of), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $23, $25, and $49 for the fiscal years ended March 25, 2007, March 26, 2006, and March 27, 2005, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2007
Total revenues (a)	$12,217	$13,091	$10,554	$9,868
Gross profit (a)(b)	2,543	3,325	2,006	1,471
Net income	1,396	1,844	1,061	1,242

Per share information
Net income per share
Basic (c)	$.24	$.32	$.18	$.21
Diluted (c)	$.22	$.30	$.17	$.19

Shares used in computation of net income
per share
Basic (c)	5,733,000	5,773,000	5,892,000	5,945,000
Diluted (c)	6,316,000	6,227,000	6,401,000	6,430,000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2006
Total revenues (a)	$11,356	$11,620	$9,479	$8,794
Gross profit (a)(b)	1,927	2,624	1,754	1,255
Net income	1,169	3,108	770	630

Per share information
Net income per share
Basic (c)	$.21	$.56	$.14	$.11
Diluted (c)	$.18	$.48	$.12	$.10

Shares used in computation of net income
per share
Basic (c)	5,555,000	5,566,000	5,594,000	5,620,000
Diluted (c)	6,474,000	6,527,000	6,565,000	6,620,000

(a)
Total revenues and gross profit were adjusted from amounts previously reported on Forms 10-Q to reflect a reclassification of continuing operations to discontinued operations in the fiscal years shown.

(b)	Gross profit represents the difference between sales and cost of sales.

(c)
The sum of the quarters may equal the full year per share amounts included in the accompanying consolidated statements of earnings due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

NOTE O - SUBSEQUENT EVENTS - UNAUDITED

1. Sale of Miami Subs

On June 7, 2007, Nathan’s completed the sale of its wholly owned subsidiary, Miami Subs to Miami Subs Capital Partners I, Inc. (“Purchaser”) effective as of May 31, 2007. Pursuant to the Stock Purchase Agreement (“Agreement”) Nathan’s sold all of the stock of Miami Subs in exchange for $3,250, consisting of $850 in cash and the Purchaser’s promissory note in the principal amount of $2,400 (the “Note”). The Note bears interest at 8% per annum, is payable over a four-year term and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the Note at any time. In the event the Note is fully repaid within one year, Nathan’s will reduce the amount due by $250. In accordance with the Agreement, Nathan’s retained ownership of the Corporate Office in Ft Lauderdale, Florida.

Based upon review of SFAS No. 144, the Company has assessed the measurement date in accounting for the sale transaction on June 7, 2007 in connection with the date of board approval and signing of the agreement. The following is a summary of the assets and liabilities as of March 25, 2007 of Miami Subs that were sold:

Cash	$654	(A)
Accounts receivable, net	456
Notes receivable, net	120
Prepaid expenses and other current assets	26
Deferred income taxes	784
Property and equipment, net	48
Intangible assets, net	1,847
Other assets, net	46
Total assets sold	3,981

Accounts payable	135
Accrued expenses	2,122	(A)
Other liabilities	126
Total liabilities sold	2,383

Net assets sold	$1,598

(A) - Includes unexpended marketing funds of $627.

In connection with the Agreement, Purchaser may continue to sell Nathan’s Famous and Arthur Treachers’ products within the existing restaurant system in exchange for a royalty payment of 35% of all royalties contractually due from Miami Subs franchisees on such sales.

Nathan’s has agreed to provide office space within the corporate office that it retained in Ft. Lauderdale for a one-year period, rent-free. Common area charges are expected to be reimbursed on a pro rated basis.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

March 25, 2007, March 26, 2006 and March 27, 2005

Nathan’s and Purchaser have agreed to share expenses of the purchasing function, previously provided by Miami Subs employees. Prior to the sale, this function was performed on a combined basis which is expected to be separated over the upcoming year.

Nathan’s has also agreed to provide certain back office support functions for a period of up to six months.

2. Sale of property

On June 5, 2007, Nathan’s completed the sale of its rights, title and leasehold interest in a real estate parcel previously occupied by a franchisee and two other restaurants in Ft. Lauderdale, Fl., in exchange for a cash payment of $2,000. Nathan’s expects to incur sublease termination costs and commissions of approximately $500 and realize a gain of $1,454, before income taxes during the first quarter fiscal 2008 ending June 24, 2007. These assets comprise “Assets available for sale” in the accompanying balance sheet.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 25, 2007, March 26, 2006 and March 27, 2005

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		(1)	(2)
Description	Balance at beginning of period	Additions (recoveries) Charged (credited) to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of period
Fifty-two weeks ended March 25, 2007
Allowance for doubtful accounts -
accounts receivable	$177	$(6)	$-		$36(a	)	$135
Allowance for impaired notes	$1,680	$(52)	$-		$-		$1,628
Lease reserve and termination costs	$198	$9	$-		$-		$207

Fifty-two weeks ended March 26, 2006
Allowance for doubtful accounts -
accounts receivable	$177	$10	$-		$10(a	)	$177
Allowance for impaired notes	$1,701	$(21)	$-		$-		$1,680
Lease reserve and termination costs	$198	$-	$-		$-		$198

Fifty-two weeks ended March 27, 2005
Allowance for doubtful accounts -
accounts receivable	$328	$13	$17(b	)	$181		$177
Allowance for impaired notes	$2,051	$(350)(a )	$-		$-		$1,701
Lease reserve and termination costs	$532	$-	$-		$334(c	)	$198

(a)	Uncollectible amounts written off

(b)	Provision charged to advertising fund

(c)	Payment of lease termination and other costs