Form 10-Q
period 2007-06-24
NATHANS FAMOUS INC
filed 2007-08-08
CIK 69733

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended June 24, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ______________ to ______________.

Commission File Number 0-3189

NATHAN'S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

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
Yes ☐ No ☒

At August 7, 2007, an aggregate of 6,173,083 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets - June 24, 2007 and
	March 25, 2007	3

	Consolidated Statements of Earnings - Thirteen Weeks
	Ended June 24, 2007 and June 25, 2006	4

	Consolidated Statement of Stockholders' Equity -
	Thirteen Weeks Ended June 24, 2007	5

	Consolidated Statements of Cash Flows -Thirteen Weeks
	Ended June 24, 2007 and June 25, 2006	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

SIGNATURES		21

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 24, 2007	March 25, 2007
	(Unaudited)	(Note D)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,786	$6,278
Marketable securities	23,601	22,785
Note and accounts receivable, net	4,962	3,261
Inventories	812	790
Prepaid expenses and other current assets	894	994
Deferred income taxes	1,240	1,174
Current assets held for sale	-	1,539
Total current assets	39,295	36,821

Note receivable	1,764	-
Property and equipment, net	4,378	4,222
Goodwill	95	95
Intangible assets, net	1,773	1,781
Deferred income taxes	1,103	990
Other assets, net	294	178
Non-current assets held for sale	-	2,488
	$48,702	$46,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,790	$2,298
Accrued expenses and other current liabilities	4,953	4,767
Deferred franchise fees	313	375
Current liabilities held for sale	-	2,006
Total current liabilities	8,056	9,446

Other liabilities	1,791	873
Non-current liabilities held for sale	-	377
Total liabilities	9,847	10,696

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;
7,909,183 and 7,909,183 shares issued; and 6,018,083 and 6,018,083
shares outstanding at June 24, 2007 and March 25, 2007, respectively	79	79
Additional paid-in capital	45,872	45,792
Deferred compensation	(118)	(136)
Retained earnings / (accumulated deficit)	343	(2,654)
Accumulated other comprehensive loss	(163)	(44)
	46,013	43,037
Treasury stock, at cost, 1,891,100 shares at June 24, 2007 and March 25, 2007.	(7,158)	(7,158)
Total stockholders’ equity	38,855	35,879
	$48,702	$46,575

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended June 24, 2007 and June 25, 2006
(in thousands, except share and per share amounts)
(Unaudited)

	June 24, 2007	June 25, 2006
REVENUES
Sales	$9,821	$9,162
Franchise fees and royalties	1,270	1,120
License royalties	1,427	1,176
Interest income	235	130
Other income	26	10
Total revenues	12,779	11,598

COSTS AND EXPENSES
Cost of sales	7,428	6,619
Restaurant operating expenses	838	844
Depreciation and amortization	182	185
Amortization of intangible assets	8	8
General and administrative expenses	2,078	1,971
Total costs and expenses	10,534	9,627
Income from continuing operations before provision
for income taxes	2,245	1,971
Provision for income taxes	821	749
Income from continuing operations	1,424	1,222

Income from discontinued operations, including gains on disposal of discontinued operations of $2,489 in 2007.	2,711	298
Provision for income taxes	983	124
Income from discontinued operations	1,728	174

Net income	$3,152	$1,396

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.24	$.21
Income from discontinued operations	.28	.03
Net income	$.52	$.24

Diluted income per share:
Income from continuing operations	$.22	$.19
Income from discontinued operations	.26	.03
Net income	$.48	$.22

Weighted average shares used in computing income per share
Basic	6,018,000	5,733,000
Diluted	6,499,000	6,316,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirteen weeks ended June 24, 2007
(in thousands, except share amounts)
(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost		Total Stockholders’ Equity
							Shares	Amount
Balance, March 25, 2007	7,909,183	$79	$45,792	$(136)	$(2,654)	$(44)	1,891,100	$(7,158)	$35,879

Share-based compensation	-	-	80	-	-	-	-	-	80

Amortization of deferred compensation relating to restricted stock	-	-	-	18	-	-	-	-	18
Unrealized losses on marketable securities, net of deferred income tax benefit of $81	-	-	-	-	-	(119)	-	-	(119)
Net income	-	-	-	-	3,152	-	-	_ -	3,152

Cummulative effect of the adoption of FIN No. 48 as of March 26, 2007 (Note C)	-	-	-	-	(155)	-	-	-	(155)
Balance, June 24, 2007	7,909,183	$79	$45,872	$(118)	$343	$(163)	1,891,100	$(7,158)	$38,855

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirteen weeks ended June 24, 2007 and June 25, 2006
(in thousands)
(Unaudited)

	June 24, 2007	June 25, 2006
Cash flows from operating activities:
Net income	$3,152	$1,396
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	185	197
Amortization of intangible assets	52	65
Amortization of bond premium	73	62
Amortization of deferred compensation	18	18
Share-based compensation expense	80	35
Provision for doubtful accounts	-	3
Gain on sale of fixed assets	-	(6)
Gain on sale of subsidiary and leasehold interest	(2,489)	-
Deferred income taxes	(33)	407
Changes in operating assets and liabilities:
Notes and accounts receivable	(1,105)	(1,778)
Inventories	(22)	(433)
Prepaid expenses and other current assets	7	503
Other assets	(116)	-
Accounts payable, accrued expenses and other current liabilities	72	(97)
Deferred franchise fees	(62)	174
Other liabilities	781	(28)

Net cash provided by operating activities	593	518

Cash flows from investing activities:
Proceeds from sale of subsidiary and leasehold interest	1,691	-
Purchase of available-for-sale securities	(1,089)	-
Purchase of intellectual property	-	(3)
Purchases of property and equipment	(341)	(147)
Payments received on notes receivable	-	18

Net cash provided by (used in) investing activities	261	(132)

Cash flows from financing activities:
Principal repayments of capitalized lease obligation	-	(2)
Income tax benefit on stock option exercises	-	74
Proceeds from the exercise of stock options and warrants	-	181

Net cash provided by financing activities	-	253

Net change in cash and cash equivalents	854	639

Cash and cash equivalents, beginning of period	6,932	3,009

Cash and cash equivalents, end of period	$7,786	$3,648

Cash paid during the period for:
Interest	$-	$1
Income taxes	$989	$73

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$2,150	$-

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 24, 2007
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s”, the “Company” or “we”) for the thirteen week periods ended June 24, 2007 and June 25, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 25, 2007.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies subsequent to March 25, 2007, except as described in Note C, “Adoption of Accounting Pronouncements”.

On June 7, 2007, Nathan’s completed the sale of its wholly owned subsidiary, Miami Subs Corporation (See Note D)

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS -NOT YET ADOPTED

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard amends SFAS No.115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted for as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is our fiscal 2009. We are currently evaluating the impact of SFAS No.159 on our consolidated financial position and results of operations.

NOTE C - ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes” ("FIN No. 48"), which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 also provides guidance on the de-recognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements. FIN No. 48, as amended and interpreted, is effective for fiscal years beginning after December 15, 2006, which is our fiscal 2008.

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

Nathan’s adopted the provisions of FIN No. 48 and FIN No. 48-1 on March 26, 2007 which resulted in a $155,000 adjustment to decrease retained earnings in connection with a cumulative effect of a change in accounting principle. The amount of unrecognized tax benefits at June 24, 2007 was $779,000, all of which would impact Nathan’s effective tax rate, if recognized. Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. As of June 24, 2007, Nathan’s had $262,000 of accrued interest and penalties in connection with unrecognized tax benefits.

There was no material change in the amount of uncertain tax benefits recognized during the three months ended June 24, 2007. It is possible that the amount of unrecognized tax benefits could change in the next 12 months, however, Nathan’s does not expect the change to have a significant impact on its results of operations or financial position.

NOTE D - DISCONTINUED OPERATIONS

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"), related to the accounting and reporting for components of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant property or business unit that Nathan’s sells, abandons or otherwise disposes of where the Company will have no further involvement in the operation of, or cash flows from, such restaurant's operations.

1. Sale of Miami Subs

On June 7, 2007, Nathan’s completed the sale of its wholly owned subsidiary, Miami Subs Corporation (“Miami Subs”) to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“Agreement”) Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “Note”). The Note bears interest at 8% per annum, is payable over a four-year term and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the Note at any time. In the event the Note is fully repaid within one year, Nathan’s will reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of the additional $250,000 been deferred. In accordance with the Agreement, Nathan’s retained ownership of Miami Subs’ then corporate office in Ft Lauderdale, Florida (the “Corporate Office”).

The following is a summary of the assets and liabilities of Miami Subs, as of the date of sale, that were sold:

Cash	$674,000	(A)
Accounts receivable, net	213,000
Notes receivable, net	153,000
Prepaid expenses and other current assets	119,000
Deferred income taxes, net	719,000
Property and equipment, net	48,000
Intangible assets, net	1,803,000
Other assets, net	46,000
Total assets sold	3,775,000

Accounts payable	27,000
Accrued expenses	1,373,000	(A)
Other liabilities	395,000
Total liabilities sold	1,795,000

Net assets sold	$1,980,000

(A) - Includes unexpended marketing funds of $565,000.

In connection with the Agreement, Purchaser may continue to sell Nathan’s Famous and Arthur Treachers’ products within the existing restaurant system in exchange for a royalty payment of 35% of all royalties contractually due from Miami Subs franchisees on such sales.

Nathan’s has agreed to provide the Purchaser with office space within the Corporate Office for a one-year period, rent-free. Common area charges are expected to be reimbursed on a prorated basis. Nathan’s and Purchaser also agreed to share expenses related to the purchasing of food and paper products for both restaurant systems, previously provided by Miami Subs employees. Prior to the sale, this function was performed on a combined basis, which is expected to be separated over the upcoming year. Nathan’s has also agreed to provide Purchaser with certain back office support functions for a period of up to six months.

As a result of the transaction, the employment agreement between Miami Subs and its President and Chief Operating Officer of Miami Subs (who also serves as an officer of Nathan’s), which is guaranteed by Nathan’s, is expected to be cancelled and it is expected that he will enter into an employment agreement with Nathan’s on the same terms and conditions. Nathan’s is currently performing under the terms of its guarantee. A change of control agreement with another Senior Executive of Miami Subs has been cancelled and a new agreement was entered into with Nathan’s on the same terms and conditions. A severance agreement, previously entered into between Miami Subs and one executive of Miami Subs, remains in force along with the guaranty by Nathan’s. Nathan’s had previously guaranteed a severance agreement that was entered into between Miami Subs Corporation and an executive of Miami Subs. The guaranty provides for a salary payment of $115,000 payable in six (6) monthly installments and payment for COBRA coverage for the employee and dependants for the maximum period permitted under Federal Law. Nathan’s has the right to seek reimbursement from Miami Subs Corporation in the event that Nathan’s must make payments under the guarantee. Nathan’s has recorded a liability of $115,000 for this guarantee.

Nathan’s has realized a gain on the sale of $983,000, net of professional fees of $37,000 and recorded income taxes of $334,000 on the gain. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gain on disposal, for the thirteen week periods ended June 24, 2007 and June 25, 2006 have been presented as discontinued operations. The accompanying balance sheet for the fiscal year ended March 25, 2007, has been revised to reflect the assets and liabilities of Miami Subs that were subsequently sold, as held for sale as of that date.

2. Other Dispositions

In October 2006, Nathan’s received the remaining $400,000 that it was owed pursuant to a sale of a leasehold interest in Brooklyn, New York that was outstanding as of March 26, 2006.

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate. Nathan’s made the property available to the buyer by May 29, 2007 and Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the thirteen week period ended June 24, 2007. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for the thirteen week periods ended June 24, 2007 and June 25, 2006.

The following is a summary of all discontinued operations for the thirteen week periods ended June 24, 2007 and June 25, 2006:

	June 24, 2007	June 25, 2006

Revenues (excluding gains from dispositions in 2007)	$430	$646

Gain from dispositions before income taxes	$2,489	$-

Income before income taxes for the thirteen weeks ended June 24, 2007 and June 25, 2006	$2,711	$298

NOTE E - INCOME PER SHARE

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen-week periods ended June 24, 2007 and June 25, 2006, respectively.

Thirteen weeks
	Income from Continuing Operations		Number of Shares		Income from Continuing Operations Per Share
	2007	2006	2007	2006	2007	2006
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,424	$1,222	6,018	5,733	$0.24	$0.21
Effect of dilutive employee stock
options and warrants	-	-	481	583	(0.02)	(0.02)
Diluted EPS
Diluted calculation	$1,424	$1,222	6,499	6,316	$0.22	$0.19

All options and warrants to purchase shares of common stock in the thirteen-week period ended June 24, 2007 were included in the computation of diluted EPS. Options and warrants to purchase 197,500 shares of common stock in the thirteen-week period ended June 25, 2006 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the period.

NOTE F - SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen weeks ended June 24, 2007 was $98,000. Total share-based compensation during the thirteen weeks ended June 25, 2006 was $53,000. Total share-based compensation was included in general and administrative expense in our accompanying Consolidated Statements of Earnings for the thirteen weeks ended June 24, 2007 and June 25, 2006. As of June 24, 2007, there was $965,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over a period of 4 years, which represents the requisite service period for such awards.

There were no share-based awards granted during the thirteen weeks ended June 24, 2007. During the thirteen weeks ended June 25, 2006, the Company granted 197,500 stock options having an exercise price of $13.08 per share. All of the options granted will be vested as follows: 20% on the first anniversary of the grant, 40% on the second anniversary of the grant, 60% on the third anniversary of the grant, 80% on the fourth anniversary of the grant and 100% on the fifth anniversary of the grant. All options have an expiration date of ten years from the date of grant.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirteen weeks ended June 25, 2006 are as follows:

2006
Weighted-average option fair values	$6.1686
Expected life (years)	7.0
Interest rate	5.21%
Volatility	34.33%
Dividend yield	0%

In June 2001, the Company adopted the Nathan’s Famous, Inc. 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 350,000 shares of common stock have been reserved for issuance upon the exercise of options granted and for future issuance in connection with awards under the 2001 Plan. As of June 24, 2007, there are 3,500 shares available to be issued in the future under this plan. On July 13, 2007, Nathan’s Board of Directors approved certain modifications to the Registrant’s 2001 Stock Option Plan (the “Plan”) which includes an increase in the number of options available for future grant by 275,000 shares, which is subject to shareholder approval. If approved, there would be 278,500 shares available to be issued in the future under this plan.

Stock options and warrant outstanding:

Transactions with respect to convertible securities for the thirteen weeks ended June 24, 2007, are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 25, 2007	1,172,308	$5.21	4.3	$10,839,000

Granted	-	-
Expired	(8,500)	$6.20
Exercised	-	-

Options outstanding at June 24, 2007	1,163,808	$5.21	4.1	$11,223,000

Options exercisable at June 24, 2007	1,005,808	$3.97	3.3	$10,943,000

Weighted-average fair value of options granted		$-

Warrant outstanding at March 25, 2007	150,000	$3.25	.3	$1,682,000
Granted	-	-
Expired	-	-
Exercised	-	-

Warrant outstanding at June 24, 2007	150,000	$3.25	.1	$1,441,000

Warrant exercisable at June 24, 2007	150,000	$3.25	.1	$1,441,000

Weighted-average fair value of warrant granted		$-

No stock options were exercised during the thirteen weeks ended June 24, 2007. The aggregate intrinsic value of the stock options exercised during the thirteen weeks ended June 25, 2006 was $189,000.

NOTE G - STOCK REPURCHASE PROGRAM

Through June 24, 2007, Nathan’s has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000 and has the ability to purchase up to 108,900 additional shares under the stock repurchase plan authorized by the Board of Directors. There were no repurchases of the Company’s common stock during the thirteen weeks ended June 24, 2007. Nathan’s expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan’s expects to fund these stock repurchases from its operating cash flow.

NOTE H - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Thirteen Weeks Ended
	June 24,	June 25,
	2007	2006
	(in thousands)
Net income	$3,152	$1,396
Unrealized (loss) on available-for-sale securities, net
of tax (benefit) of $(81) and $(31), respectively	(119)	(58)
Comprehensive income	$3,033	$1,338

Accumulated other comprehensive loss at June 24, 2007 and March 25, 2007 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

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

On March 20, 2007, a personal injury lawsuit was initiated seeking unspecified damages against the Company's subtenant and the Company's master landlord at a leased property in Huntington, New York.  The claim relates to damages suffered by an individual as a result of an alleged "trip and fall" on the sidewalk in front of the leased property, maintenance of which is the subtenant's responsibility.  Although the Company was not named as a defendant in the lawsuit, under its master lease agreement the Company may have an obligation to indemnify the master landlord in connection with this claim.  The Company did not maintain its own insurance on the property concerned at the time of the incident; however, the Company is named as an additional insured under its subtenant's liability policy.  Accordingly, if the master landlord is found liable for damages and seeks indemnity from the Company, the Company believes that it would be entitled to coverage under the subtenant's insurance policy.  Additionally, under the terms of the sublease, the subtenant is required to indemnify the Company, regardless of insurance coverage.

After the end of the period covered by this report, on August 2, 2007, the Company commenced an action against SMG Inc. (“SMG”) in New York State court seeking a declaratory judgment that SMG has breached its obligation under the License Agreement between the Company and SMG dated as of February 28, 1994, as amended (the “License Agreement”) and that the Company has properly terminated the License Agreement. Prior to the commencement of the action, on July 31, 2007, the Company provided notice to SMG that the Company elected to terminate the License Agreement effective July 31, 2008 due to the breach of certain provisions of License Agreement.

2. Guarantees

Nathan’s had previously guaranteed a severance agreement that was entered into between Miami Subs Corporation and an executive of Miami Subs. The guarantee provides for a salary payment of $115,000 and payment for post-employment health benefits for the employee and dependants for the maximum period permitted under Federal Law. Nathan’s has the right to seek reimbursement from Miami Subs Corporation in the event that Nathan’s must make payments under the guarantee. Nathan’s has recorded a liability of $115,000 in connection with this guarantee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or “the Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s, Arthur Treacher’s and Kenny Rogers restaurant concepts and licensing the sale of Nathan’s products within supermarkets and other retail venues. The Branded Product Program enables foodservice operators to offer Nathans’ hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans’ trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

On June 7, 2007, Nathan’s concluded the sale of its subsidiary, Miami Subs. The following discussion of continuing operations excludes all of the Miami Subs operations not retained by Nathan’s. In order to help the reader better understand Nathan’s continuing operations, certain non-financial information which was reported on a combined basis, has been also included in this Management Discussion and Analysis.

At June 24, 2007, our combined restaurant system consisted of 298 franchised or licensed units and six Company-owned units (including one seasonal unit), located in 20 states and 11 foreign countries. At June 25, 2006, our combined restaurant system consisted of 291 franchised or licensed units and six Company-owned units (including one seasonal unit), located in 21 states and 11 foreign countries.

The following summary reflects the franchise openings and closings, excluding the Miami Subs franchise system which was sold effective May 31, 2007, for the fiscal years ended March 25, 2007, March 26, 2006, March 27, 2005, March 28, 2004 and March 30, 2003:

	March 25, 2007	March 26, 2006	March 27, 2005	March 28, 2004	March 30, 2003
Franchised restaurants operating at the beginning of the period	290	271	247	237	235
New franchised restaurants opened during the period	19	30	37	36	22
Franchised restaurants closed during the period	(17)	(11)	(13)	(26)	(20)
Franchised restaurants operating at the end of the period	292	290	271	247	237

Critical Accounting Policies and Estimates

 As disclosed in our Form 10-K for the fiscal year ended March 25, 2007, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; impairment of notes receivable; share-based compensation and income taxes. Since March 25, 2007, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them, except for the accounting for uncertain tax positions.

Adoption of Accounting Pronouncements

See Note C, on page 7 of this Form 10-Q for a complete discussion of the impact of FIN No. 48 on the Company’s financial position and results of operations.

Recently Issued Accounting Standards Not Yet Adopted

See Note B, on page 7 of this Form 10-Q for a discussion of recently issued accounting standards not yet adopted.

Results of Operations

Thirteen weeks ended June 24, 2007 compared to thirteen weeks ended June 25, 2006

Revenues from Continuing Operations

Total sales increased by $659,000 or 7.2% to $9,821,000 for the thirteen weeks ended June 24, 2007 ("fiscal 2008 period") as compared to $9,162,000 for the thirteen weeks ended June 25, 2006 ("fiscal 2007 period"). Sales from the Branded Product Program increased by 16.8% to $5,925,000 for the fiscal 2008 period as compared to sales of $5,073,000 in the fiscal 2007 period. This increase was primarily attributable to increased sales volume of 10.6%. Total Company-owned restaurant sales (representing six comparable Nathan’s restaurants) increased by 11.6% to $3,633,000 as compared to $3,254,000 during the fiscal 2007 period. During the fiscal 2008 period, sales to our television retailer were approximately $572,000 lower than the fiscal 2007 period. During the fiscal 2008 period, the television retailer reduced its number special food airings. As a result, Nathan’s did not run a “Today’s Special Value” which ran during the first quarter fiscal 2007 and there was a change in the timing of the “Try Me” specials. This year, shipments from the “Try Me” specials are expected to occur in the second quarter fiscal 2008 as compared to the first quarter fiscal 2007.

Franchise fees and royalties increased by $150,000 or 13.4% to $1,270,000 in the fiscal 2008 period compared to $1,120,000 in the fiscal 2007 period. Franchise royalties were $1,072,000 in the fiscal 2008 period as compared to $1,003,000 in the fiscal 2007 period. Franchise restaurant sales decreased by $6,000 to $23,946,000 in the fiscal 2008 period as compared to $23,952,000 in the fiscal 2007 period. Comparable domestic franchise sales (consisting of 143 restaurants) increased by $394,000 or 2.0% to $20,499,000 in the fiscal 2008 period as compared to $20,105,000 in the fiscal 2007 period. During the fiscal 2008 period, we received $77,000 of royalties that were previously deemed to be uncollectible. At June 24, 2007, 298 domestic and international franchised or licensed units were operating as compared to 291 domestic and international franchised or licensed units at June 25, 2006. After giving effect to the sale of Miami Subs, royalty income from one domestic franchised location was deemed unrealizable during the thirteen weeks ended June 24, 2007, as compared to two domestic franchised locations during the thirteen weeks ended June 25, 2006. Domestic franchise fee income was $113,000 in the fiscal 2008 period as compared to $66,000 in the fiscal 2007 period. International franchise fee income was $85,000 in the fiscal 2008 period, as compared to $51,000 during the fiscal 2007 period. During the fiscal 2008 period, nine new franchised units opened, including two units in Kuwait and three frank and fry units. During the fiscal 2007 period, four new franchised units were opened including one in Japan.

License royalties increased by $251,000 to $1,427,000 in the fiscal 2008 period as compared to $1,176,000 in the fiscal 2007 period. Royalties earned on sales of hot dogs from our agreements increased by $131,000 or 13.6% and we also earned $121,000 from the recent introduction of Nathan’s pet treats sold by our licensee.

Interest income was $235,000 in the fiscal 2008 period versus $130,000 in the fiscal 2007 period due primarily to higher interest earned on the increased amount of marketable securities owned during the fiscal 2008 period as compared to the fiscal 2007 period.

Other income was $26,000 in the fiscal 2008 period versus $10,000 in the fiscal 2007 period. This increase was due primarily to increased amounts earned on our products sold by other restaurant companies.

Costs and Expenses from Continuing Operations

Cost of sales increased by $809,000 to $7,428,000 in the fiscal 2008 period from $6,619,000 in the fiscal 2007 period. Our gross profit (representing the difference between sales and cost of sales) was $2,393,000 or 24.4% during the fiscal 2008 period as compared to $2,543,000 or 27.8% during the fiscal 2007 period. The primary reason for this reduced margin has been due to the higher cost of beef during the fiscal 2008 period. Commodity costs of our hot dogs during the fiscal 2007 period had continued to decrease until January 2007, when prices began to increase. During the first quarter fiscal 2008, our costs of hot dogs continued to escalate, hitting a peak during May 2007. Since then, prices have been lower, but are still higher than the first quarter fiscal 2007. Our cost of hot dogs was approximately 12.3% higher during the fiscal 2008 period than the fiscal 2007 period. We are uncertain about the future cost of our hot dogs. Overall, our Branded Product Program incurred higher costs totaling approximately $1,072,000. This increase is the result of the increased cost of product and higher volume during the fiscal 2008 period as compared to the fiscal 2007 period. During the fiscal 2008 period, the cost of restaurant sales at our six comparable Company-owned units was $2,076,000 or 57.1% of restaurant sales as compared to $1,881,000 or 57.8% of restaurant sales in the fiscal 2007 period. The percentage decrease was primarily due to lower labor costs. During the first quarter fiscal 2008, we increased select menu prices between 5% and 10% in an attempt to offset some of the increased cost of product in our Company-owned restaurants. We have recently introduced price increases for our Branded Products, the effects of which we expect to fully realize beginning in the second quarter fiscal 2008. Cost of sales also decreased by $458,000 in the fiscal 2008 period due primarily to lower sales volume to our television retailer.

Restaurant operating expenses decreased by $6,000 to $838,000 in the fiscal 2008 period from $844,000 in the fiscal 2007 period. The decrease during the fiscal 2008 period when compared to the fiscal 2007 period results from savings of $47,000 related to recruiting and maintenance for our Coney Island restaurant in preparation for last summer’s season which more than offset the higher cost of gas and electricity in the fiscal 2008 period. During the fiscal 2008 period our utility costs were approximately 23.1% higher than the fiscal 2007 period. Based upon uncertain market conditions for oil and natural gas, we may incur higher utility costs in the future.

Depreciation and amortization was $182,000 in the fiscal 2008 period as compared to $185,000 in the fiscal 2007 period.

Amortization of intangible assets was $8,000 in both the fiscal 2008 and fiscal 2007 periods.

General and administrative expenses increased by $107,000 to $2,078,000 in the fiscal 2008 period as compared to $1,971,000 in the fiscal 2007 period. The increase in general and administrative expenses was primarily due to higher estimates of incentive compensation expense of $57,000, higher business development expenses of $50,000 and higher stock-based compensation expense of $45,000.

Provision for Income Taxes from Continuing Operations

In the fiscal 2008 period, the income tax provision was $821,000 or 36.6% of income from continuing operations before income taxes as compared to $749,000 or 38.0% of income from continuing operations before income taxes in the fiscal 2007 period. For the thirteen weeks, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 40.7% during the fiscal 2008 period and fiscal 2007 period.

Discontinued Operations

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate. The property was made available to the buyer by May 29, 2007 and we received the sale proceeds on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the thirteen week period ended June 24, 2007. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for the thirteen week periods ended June 24, 2007 and June 25, 2006.

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation to Miami Subs Capital Partners I, Inc. effective as of May 31, 2007. Pursuant to the Stock Purchase Agreement, Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “Note”). Nathan’s has realized a gain on the sale of $983,000 net of professional fees of $37,000 and recorded income taxes of $334,000 on the gain during the fiscal 2008 period.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, other than a guarantee of a severance agreement as discussed in Note I of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Cash and cash equivalents at June 24, 2007 aggregated $7,786,000, increasing by $1,508,000 during the fiscal 2008 period. At June 24, 2007, marketable securities were $23,601,000 and net working capital increased to $31,239,000 from $27,375,000 at March 25, 2007.

Cash provided by operations of $593,000 in the fiscal 2008 period is primarily attributable to net income of $3,152,000, less gains of $2,489,000 from the sale of our subsidiary, Miami Subs Corporation, and sale of our leasehold interests plus other non-cash items of $375,000. Changes in Nathan’s operating assets and liabilities which were not sold decreased cash by $445,000 due principally from increased accounts payable and accrued expenses of $72,000 and increases in other liabilities of $781,000 which were offset by increased accounts receivable of $1,105,000, increased other assets of $116,000 and the recognition of deferred franchise fees of $62,000 from new unit openings. Accounts payable and accrued expenses and other liabilities increased due primarily to an increase in accrued income taxes arising from the gains on sale of subsidiary and leasehold interests. The accounts receivable increase is primarily the result of normal seasonal fluctuations of the Branded Product Program along with increased royalties from higher sales by our retail licensees.

Cash was provided from investing activities of $261,000 in the fiscal 2008 period, primarily due to sales of a leasehold interest and of our subsidiary, Miami Subs Corporation. We invested $1,089,000 in available-for-sale securities and incurred capital expenditures of $341,000.

No cash was generated or used for financing activities during the thirteen weeks ended June 24, 2007.

Through June 24, 2007, Nathan’s has purchased a total of 1,891,100 shares of common stock at a cost of approximately $7,158,000 and has the ability to purchase up to 108,900 additional shares under the stock repurchase plan authorized by the Board of Directors. There were no repurchases of the Company’s common stock during the thirteen weeks ended June 24, 2007. Nathan’s expects to make additional purchases of stock from time to time, depending on market conditions, in open market or in privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the purchases. Nathan’s expects to fund these stock repurchases from its operating cash flow.

We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

At June 24, 2007, after the sale of Miami Subs, there were three properties that we either own or lease from third parties which we lease or sublease to franchisees and non-franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedules represent Nathan’s cash contractual obligations and the expiration of other contractual commitments by maturity (in thousands):

	Payments Due by Period
		Less than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	4-5 Years	After 5 Years

Employment Agreements	$4,024	$1,251	$1,173	$800	$800
Operating Leases	3,082	1,234	1,621	227	-
Gross Cash Contractual Obligations	7,106	2,485	2,794	1,207	800

Sublease Income	772	253	433	86	-
Net Cash Contractual Obligations	$6,334	$2,232	$2,631	$941	$800

Management believes that available cash, marketable securities, and cash generated from operations should provide sufficient capital to finance our operations for at least the next twelve months. We currently maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 24, 2007, Nathans’ cash and cash equivalents aggregated $7,786,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $19,500 per annum for each 0.25% change in interest rates.

Marketable securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 24, 2007, the market value of Nathans’ marketable securities aggregated $23,601,000. Interest income on these marketable securities would increase or decrease by approximately $59,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 24, 2007 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS
Municipal notes and bonds	$24,911	$24,464	$24,028	$23,601	$23,181	$22,766	$22,359

Borrowings

At June 24, 2007, Nathan’s had no outstanding borrowings. In the event Nathan’s were to borrow money under its credit line, the interest rate payable on borrowings would be subject to market fluctuation as the prime rate changes. We would not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. We maintain a $7,500,000 credit line at the prime rate (8.25% as of June 24, 2007). We have never borrowed any funds under this credit line. Since no borrowings are outstanding presently, fluctuations in interest rates would not have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 24, 2007 would have increased or decreased our cost of sales by approximately $584,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 24, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 20, 2007, a personal injury lawsuit was initiated seeking unspecified damages against the Company's subtenant and the Company's master landlord at a leased property in Huntington, New York.  The claim relates to damages suffered by an individual as a result of an alleged "trip and fall" on the sidewalk in front of the leased property, maintenance of which is the subtenant's responsibility.  Although the Company was not named as a defendant in the lawsuit, under its master lease agreement the Company may have an obligation to indemnify the master landlord in connection with this claim.  The Company did not maintain its own insurance on the property concerned at the time of the incident; however, the Company is named as an additional insured under its subtenant's liability policy.  Accordingly, if the master landlord is found liable for damages and seeks indemnity from the Company, the Company believes that it would be entitled to coverage under the subtenant's insurance policy.  Additionally, under the terms of the sublease, the subtenant is required to indemnify the Company, regardless of insurance coverage.

After the end of the period covered by this report, on August 2, 2007, the Company commenced an action against SMG Inc. (“SMG”) in New York State court seeking a declaratory judgment that SMG has breached its obligation under the License Agreement between the Company and SMG dated as of February 28, 1994, as amended (the “License Agreement”) and that the Company has properly terminated the License Agreement. Prior to the commencement of the action, on July 31, 2007, the Company provided notice to SMG that the Company elected to terminate the License Agreement effective July 31, 2008 due to the breach of certain provisions of License Agreement.

Item 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described below, as well as those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 25, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. We purchase large quantities of beef and our beef costs in the United States represent approximately 85% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. For example, in the past, increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased. We were unable to pass all of the price increases to our customers. As the price of beef or other food products that we use in our operations increase significantly, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins would decrease. Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales.

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

Beef costs represent approximately 85% of our food costs. We rely on one supplier of our hot dogs that provided us with the vast majority of hot dog supply for the fiscal 2008 period ended June 24, 2007. This supplier is also our licensee for the sale of packaged hot dogs at supermarkets and other retail channels. On July 31, 2007, we notified this supplier/licensee that we have terminated our license agreement effective July 31, 2008 (the "Termination Date") due to the breach by the supplier/licensee of its obligation under our supply agreement to obtain our consent to a change in control. Although we expect the supplier/licensee to fulfill its obligations under the License Agreement to supply hot dogs until the Termination Date, there is no assurance the supplier/licensee will do so. The failure of  the supplier/licensee to produce hot dogs for us in accordance with the license agreement, would force us to purchase hot dogs in the open market, which may be at higher prices, until we could secure another source of supply and such higher prices may not allow us to remain competitive. It may also disrupt the business of selling our packaged hot dogs at retail. If we are unable to obtain hot dogs that comply with our specifications in sufficient quantities and/or our packaged hot dog retail licensing business is disrupted, it will have an adverse effect on our results of operations. We are seeking one or more alternative sources of supply to commence immediately following the Termination Date; however, there can be no assurance that the terms that we enter into with such alternate suppliers(s) will be as favorable as the supply arrangement under the current license agreement.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:

(c) We have not repurchased any equity securities during the quarter ended June 24, 2007

Item 6: Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 8, 2007	By:	/s/ Eric Gatoff
Eric Gatoff Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007	By:	/s/ Ronald G. DeVos
Ronald G. DeVos Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)