Form 10-Q
period 2007-09-23
NATHANS FAMOUS INC
filed 2007-11-06
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 23, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT of 1934

For the transition period from ____________ to ____________.

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

Yes ☐ No ☒

At November 5, 2007, an aggregate of 6,091,683 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets - September 23, 2007 and
	March 25, 2007	3

	Consolidated Statements of Earnings - Thirteen Weeks
	Ended September 23, 2007 and September 24, 2006	4

	Consolidated Statements of Earnings - Twenty-six Weeks
	Ended September 23, 2007 and September 24, 2006	5

	Consolidated Statement of Stockholders' Equity -
	Twenty-six Weeks Ended September 23, 2007	6

	Consolidated Statements of Cash Flows -Twenty-six Weeks
	Ended September 23, 2007 and September 24, 2006	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

Exhibit Index		28

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 23, 2007	March 25, 2007
	(Unaudited)	(Note D)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,199	$6,278
Marketable securities	23,537	22,785
Accounts receivable, net	3,747	3,261
Note receivable	536	-
Inventories	1,171	790
Prepaid expenses and other current assets	642	994
Deferred income taxes	1,240	1,174
Current assets held for sale	-	1,539
Total current assets	39,072	36,821

Note receivable	1,614	-
Property and equipment, net	4,439	4,222
Goodwill	95	95
Intangible assets, net	1,764	1,781
Deferred income taxes	1,004	990
Other assets, net	294	178
Non-current assets held for sale	-	2,488

	$48,282	$46,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,145	$2,298
Accrued expenses and other current liabilities	4,107	4,767
Deferred franchise fees	348	375
Current liabilities held for sale	-	2,006
Total current liabilities	6,600	9,446

Other liabilities	1,710	873
Non-current liabilities held for sale	-	377

Total liabilities	8,310	10,696

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;
8,091,683 and 7,909,183 shares issued; and 6,091,683 and 6,018,083
shares outstanding at September 23, 2007 and March 25, 2007, respectively	81	79
Additional paid-in capital	46,940	45,792
Deferred compensation	(100)	(136)
Retained earnings / (accumulated deficit)	2,117	(2,654)
Accumulated other comprehensive income (loss)	20	(44)
	49,058	43,037
Treasury stock, at cost, 2,000,000 shares at September 23, 2007 and 1,891,100 shares at March 25, 2007.	(9,086)	(7,158)
Total stockholders’ equity	39,972	35,879

	$48,282	$46,575

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended September 23, 2007 and September 24, 2006
(in thousands, except share and per share amounts)
(Unaudited)

	September 23, 2007	September 24, 2006
REVENUES
Sales	$11,257	$10,229
Franchise fees and royalties	1,421	1,219
License royalties	1,033	907
Interest income	289	147
Other income	62	32
Total revenues	14,062	12,534

COSTS AND EXPENSES
Cost of sales	7,983	6,904
Restaurant operating expenses	913	859
Depreciation and amortization	192	185
Amortization of intangible assets	9	9
General and administrative expenses	2,145	2,144
Total costs and expenses	11,242	10,101

Income from continuing operations before provision
for income taxes	2,820	2,433
Provision for income taxes	1,046	956
Income from continuing operations	1,774	1,477

Income from discontinued operations including gain on disposal of discontinued operations of $400 in 2006	-	627
Provision for income taxes	-	260
Income from discontinued operations	-	367

Net income	$1,774	$1,844

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.29	$.26
Income from discontinued operations	. -	.06
Net income	$.29	$.32

Diluted income per share:
Income from continuing operations	$.27	$.24
Income from discontinued operations	. -	.06
Net income	$.27	$.30

Weighted average shares used in computing income
per share
Basic	6,119,000	5,773,000
Diluted	6,562,000	6,227,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Twenty-six weeks ended September 23, 2007 and September 24, 2006
(in thousands, except share and per share amounts)
(Unaudited)

	September 23, 2007	September 24, 2006
REVENUES
Sales	$21,078	$19,391
Franchise fees and royalties	2,691	2,339
License royalties	2,460	2,083
Interest income	524	277
Other income	88	42
Total revenues	26,841	24,132

COSTS AND EXPENSES
Cost of sales	15,411	13,523
Restaurant operating expenses	1,751	1,703
Depreciation and amortization	374	370
Amortization of intangible assets	17	17
General and administrative expenses	4,223	4,115
Total costs and expenses	21,776	19,728

Income from continuing operations before provision
for income taxes	5,065	4,404
Provision for income taxes	1,867	1,706
Income from continuing operations	3,198	2,698

Income from discontinued operations, including gains on disposal of discontinued operations of $2,489 in 2007 and $400 in 2006	2,711	925
Provision for income taxes	983	383
Income from discontinued operations	1,728	542

Net income	$4,926	$3,240

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.53	$.47
Income from discontinued operations	.28	.09
Net income	$.81	$.56

Diluted income per share:
Income from continuing operations	$.49	$.43
Income from discontinued operations	.26	.09
Net income	$.75	$.52

Weighted average shares used in computing income
per share
Basic	6,069,000	5,753,000
Diluted	6,530,000	6,266,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Twenty-six weeks ended September 23, 2007
(in thousands, except share amounts)
(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost		Total Stockholders’ Equity
							Shares	Amount
Balance, March 25, 2007	7,909,183	$79	$45,792	$(136)	$(2,654)	$(44)	1,891,100	$(7,158)	$35,879

Shares issued in connection with the exercise of employee stock options and warrant	182,500	2	589	-	-	-	-	-	591

Income tax benefit on stock option and warrant exercises	-	-	415	-	-	-	-	-	415

Share-based compensation	-	-	144	-	-	-	-	-	144

Repurchase of common stock	-	-	-	-	-	-	108,900	(1,928)	(1,928)

Amortization of deferred compensation relating to restricted stock	-	-	-	36	-	-	-	-	36

Unrealized gains on marketable securities, net of deferred income tax of $44	-	-	-	-	-	64	-	-	64

Net income	-	-	-	-	4,926	-	-	-	4,926

Cumulative effect of the adoption of FIN No. 48 as of March 26, 2007 (Note C)	-	-	-	-	(155)	-	-	-	(155)

Balance, September 23, 2007	8,091,683	$81	$46,940	$(100)	$2,117	$20	2,000,000	$(9,086)	$39,972

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Twenty-six weeks ended September 23, 2007 and September 24, 2006
(in thousands)
(Unaudited)

	September 23, 2007	September 24, 2006
Cash flows from operating activities:
Net income	$4,926	$3,240
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	377	395
Amortization of intangible assets	61	131
Amortization of bond premium	145	127
Amortization of deferred compensation	36	36
Share-based compensation expense	144	122
Provision for doubtful accounts	-	5
Gain on sale of subsidiary and leasehold interest	(2,489)	(414)
Deferred income taxes	(59)	105
Changes in operating assets and liabilities:
Accounts receivable, net	(276)	(673)
Inventories	(381)	189
Prepaid expenses and other current assets	259	664
Other assets	(116)	9
Accounts payable, accrued expenses and other current liabilities	(1,419)	48
Deferred franchise fees	(27)	272
Other liabilities	700	(53)

Net cash provided by operating activities	1,881	4,203

Cash flows from investing activities:
Proceeds from sale of subsidiary and leasehold interest, net of cash sold	1,691	400
Purchase of available-for-sale securities	(1,089)	(4,467)
Proceeds from sale of available-for-sale securities	300	-
Purchase of intellectual property	-	(7)
Purchases of property and equipment	(594)	(283)
Payments received on notes receivable	-	18

Net cash provided by (used in) investing activities	308	(4,339)

Cash flows from financing activities:
Repurchase of common stock	(1,928)	-
Principal repayments of capitalized lease obligation	-	(39)
Income tax benefit on stock option exercises	415	726
Proceeds from the exercise of stock options and warrant	591	136

Net cash (used in) provided by financing activities	(922)	823

Net increase in cash and cash equivalents	1,267	687

Cash and cash equivalents, beginning of period	6,932	3,009

Cash and cash equivalents, end of period	$8,199	$3,696

Cash paid during the period for:
Interest	$-	$1
Income taxes	$2,506	$925

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$2,150	$-

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 23, 2007
(Unaudited)
NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s”, the “Company” or “we”) for the thirteen and twenty-six week periods ended September 23, 2007 and September 24, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

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

On June 7, 2007, Nathan’s completed the sale of its wholly owned subsidiary, Miami Subs Corporation (See Note D).

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS -NOT YET ADOPTED

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal 2009. We continue to evaluate the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard amends SFAS No.115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted for as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal 2009. We continue to evaluate the impact of SFAS No.159 on our consolidated financial position and results of operations.

NOTE C - ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes” ("FIN No. 48"), which clarified the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 also provided guidance on the de-recognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, an amendment of FASB Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48-1”) to clarify that a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits in accordance with paragraph 10(b) of that Interpretation if (a) the taxing authority has completed all of its required or expected examination procedures, (b) the enterprise does not intend to appeal or litigate any aspect of the tax position, and (c) it is considered remote that the taxing authority would reexamine the tax position. FIN 48-1 also conforms the terminology used in FIN No. 48 to describe measurement and recognition to the conclusions reached in the FSP. FIN 48-1 is effective as of the same dates as FIN No. 48, with retrospective application required for entities that have not applied FIN No. 48 in a manner consistent with the provisions of the FSP.

Nathan’s adopted the provisions of FIN No. 48 and FIN No. 48-1 on March 26, 2007 which resulted in a $155,000 adjustment to increase tax liabilities and decrease opening retained earnings in connection with a cumulative effect of a change in accounting principle. The amount of unrecognized tax benefits at September 23, 2007 was $805,000, all of which would impact Nathan’s effective tax rate, if recognized. Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. As of September 23, 2007, Nathan’s had $288,000 of accrued interest and penalties in connection with unrecognized tax benefits.

There was no material change in the amount of uncertain tax benefits recognized during the thirteen and twenty-six week periods ended September 23, 2007. It is possible that the amount of unrecognized tax benefits could change in the next 12 months, however, Nathan’s does not expect the change to have a significant impact on its results of operations or financial position during the next 12 months.

NOTE D - DISCONTINUED OPERATIONS

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"), related to the accounting and reporting for components of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant, property or business unit that Nathan’s sells, abandons or otherwise disposes of where the Company will have no further involvement in the operation of, or cash flows from, such restaurant, property or business unit 's operations.

1. Sale of Miami Subs

On June 7, 2007, Nathan’s completed the sale of its wholly owned subsidiary, Miami Subs Corporation (“Miami Subs”) to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“Agreement”) Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “Note”). The Note bears interest at 8% per annum, is payable over a four-year term and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the Note at any time. In the event the Note is fully repaid within one year, Nathan’s will reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of the additional $250,000 has been deferred. In accordance with the Agreement, Nathan’s retained ownership of Miami Subs’ then corporate office in Ft Lauderdale, Florida (the “Corporate Office”).

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

Nathan’s agreed to provide the Purchaser with office space within the Corporate Office for a one-year period, rent-free. Common area charges have been reimbursed and are expected to continue to be reimbursed on a prorated basis. Nathan’s and Purchaser also agreed to share expenses related to the purchasing of food and paper products for both restaurant systems, previously provided by Miami Subs employees. Prior to the sale, this function was performed on a combined basis, which is currently being separated. Nathan’s has also agreed to provide Purchaser with certain back office support functions for a period of up to six months. These services have been concluded.

As a result of the transaction, the employment agreement between Miami Subs and its then President and Chief Operating Officer (who also serves as an executive officer of Nathan’s), which was guaranteed by Nathan’s, has been cancelled and a new employment agreement was entered into with Nathan’s on the same terms and conditions. Nathan’s had been previously performing under the terms of its guarantee. A change of control agreement with another senior executive of Miami Subs has been cancelled and a new agreement was entered into with Nathan’s on the same terms and conditions.

At the time of sale, a severance agreement, previously entered into between Miami Subs and one executive of Miami Subs, remained in force along with the guaranty by Nathan’s of Miami Subs' obligations under that agreement. The agreement provided for a severance payment of $115,000 payable in six (6) monthly installments and payment for post-employment health benefits for the employee and dependants for the maximum period permitted under Federal Law. Nathan’s has the right to seek reimbursement from Miami Subs Corporation in the event that Nathan’s must make payments under the guarantee of the agreement. Nathan’s has recorded a liability of $115,000 for this guarantee.

Nathan’s has realized a gain on the sale of $983,000, net of professional fees of $37,000 and recorded income taxes of $334,000 on the gain. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gain on disposal, for the twenty-six week periods ended September 23, 2007 and September 24, 2006 have been presented as discontinued operations. The accompanying balance sheet for the fiscal year ended March 25, 2007, has been revised to reflect the assets and liabilities of Miami Subs that were subsequently sold, as held for sale as of that date.

2. Other Dispositions

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate. Nathan’s made the property available to the buyer by May 29, 2007 and Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the twenty-six week period ended September 23, 2007. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for the twenty-six week periods ended September 23, 2007 and September 24, 2006.

In October 2006, Nathan’s recognized income of $400,000 representing the remaining balance that it was owed pursuant to a sale of a leasehold interest in Brooklyn, New York that was outstanding as of March 26, 2006.

The following is a summary of all discontinued operations for the thirteen and twenty-six week periods ended September 23, 2007 and September 24, 2006:

	Thirteen weeks ended September 23, 2007	Thirteen weeks ended September 24, 2006	Twenty-six weeks ended September 23, 2007	Twenty-six weeks ended September 24, 2006
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Revenues (excluding gains from dispositions in 2007 and 2006)	$0	$629	$430	$1,275

Gain from dispositions before income taxes	$0	$400	$2,489	$400

Income before income taxes	$0	$627	$2,711	$925

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and twenty-six week periods ended September 23, 2007 and September 24, 2006, respectively.

Thirteen weeks

	Income from Continuing Operations		Number of Shares		Income from Continuing Operations Per Share
	2007	2006	2007	2006	2007	2006
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,774	$1,477	6,119	5,773	$0.29	$0.26
Effect of dilutive employee stock
options and warrants	-	-	443	454	(0.02)	(0.02)
Diluted EPS
Diluted calculation	$1,774	$1,477	6,562	6,227	$0.27	$0.24

Twenty-six weeks

	Income from Continuing Operations		Number of Shares		Income from Continuing Operations Per Share
	2007	2006	2007	2006	2007	2006
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,198	$2,698	6,069	5,753	$0.53	$0.47
Effect of dilutive employee stock
options and warrants	-	-	461	513	(0.04)	(0.04)
Diluted EPS
Diluted calculation	$3,198	$2,698	6,530	6,266	$0.49	$0.43

All options and warrants to purchase shares of common stock in the thirteen and twenty-six week period ended September 23, 2007 were included in the computation of diluted EPS. Options and warrants to purchase 197,500 shares of common stock in the thirteen and twenty-six week periods ended September 24, 2006 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the period.

NOTE F - SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen and twenty-six week periods ended September 23, 2007 was $83,000 and $181,000, respectively. Total share-based compensation during the thirteen and twenty-six week periods ended September 24, 2006 was $105,000 and $158,000, respectively. Total share-based compensation was included in general and administrative expense in our accompanying Consolidated Statements of Earnings for the thirteen and twenty-six weeks ended September 23, 2007 and September 24, 2006. As of September 23, 2007, there was $1,542,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately three years, eight months, which represents the weighted average remaining requisite service periods for such awards.

During the twenty-six weeks ended September 23, 2007, the Company granted 110,000 stock options having an exercise price of $17.43 per share, all of which expire five years from the date of grant. 60,000 of the options granted will be vested as follows: 25% on the first anniversary of the grant, 50% on the second anniversary of the grant, 75% on the third anniversary of the grant and 100% on the fourth anniversary of the grant. 50,000 of the options granted will be vested as follows: 33.3% on the first anniversary of the grant, 66.7% on the second anniversary of the grant and 100% on the third anniversary of the grant.

During the twenty-six weeks ended September 24, 2006, the Company granted 197,500 stock options having an exercise price of $13.08 per share, all of which expire ten years from the date of grant. All 197,500 options granted will be vested as follows: 20% on the first anniversary of the grant, 40% on the second anniversary of the grant, 60% on the third anniversary of the grant, 80% on the fourth anniversary of the grant and 100% on the fifth anniversary of the grant.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the twenty-six weeks ended September 23, 2007 and September 24, 2006 are as follows:

	Twenty Six Weeks Ended
	September 23	September 24
	2007	2006

Weighted-average option fair values	$5.8270	$6.1686
Expected life (years)	4.25	7.0
Interest rate	4.21%	5.21%
Volatility	32.93%	34.33%
Dividend yield	0%	0%

In June 2001, the Company adopted the Nathan’s Famous, Inc. 2001 Stock Option Plan (the “2001 Plan”), which provided for the issuance of nonqualified stock options to directors, officers and key employees. Up to 350,000 shares of common stock were reserved for issuance upon the exercise of options granted and for future issuance in connection with awards under the 2001 Plan. As of March 25, 2007, there were 3,500 shares available to be issued in the future under this plan.  On September 12, 2007, Nathan’s shareholders approved certain modifications to the Registrant’s 2001 Stock Option Plan (the “Plan”), which increased in the number of options available for future grant by 275,000 shares. On September 17, 2007, 110,000 stock options were granted and there were 168,500 shares available to be issued in the future under this plan.

Stock options and warrant outstanding:

Transactions with respect to stock options and warrants for the twenty-six weeks ended September 23, 2007, are as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Options outstanding at March 25, 2007	1,172,308	$5.21	4.3	$10,839,000

Granted	110,000	17.43
Expired	(8,500)	6.20
Exercised	(32,500)	3.19

Options outstanding at September 23, 2007	1,241,308	$6.34	4.0	$13,589,000

Options exercisable at September 23, 2007	973,308	$4.00	3.1	$12,843,000

Weighted-average fair value of options granted		$5.83

Warrant outstanding at March 25, 2007	150,000	$3.25	.3	$1,682,000
Granted	-	-
Expired	-	-
Exercised	(150,000)	3.25

Warrant outstanding at September 23, 2007	-	$-	-	$-

Warrant exercisable at September 23, 2007	-	$-	-	$-

The aggregate intrinsic values of the stock options exercised during the thirteen weeks ended September 23, 2007 and September 24, 2006, were $2,631,000 and $1,605,000, respectively. The aggregate intrinsic values of the stock options exercised during the twenty-six weeks ended September 23, 2007 and September 24, 2006 were $2,631,000 and $1,794,000, respectively.

NOTE G - STOCK REPURCHASE PROGRAM

Through September 23, 2007, Nathan’s has purchased a total of 2,000,000 shares of common stock at a cost of approximately $9,086,000 in completion of the stock repurchase plan previously authorized by the Board of Directors. Of these repurchased shares, 108,900 shares were repurchased at a cost of $1,928,000 during the thirteen weeks and twenty-six weeks ended September 23, 2007.

NOTE H - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Thirteen weeks ended September 23, 2007	Thirteen weeks ended September 24, 2006	Twenty-six weeks ended September 23, 2007	Twenty-six weeks ended September 24, 2006
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Net income	$1,774	$1,844	$4,926	$3,240

Unrealized gain on available-for-sale securities, net of tax of $125, $118, $44 and $87, respectively	183	189	64	131

Comprehensive income	$1,957	$2,033	$4,990	$3,371

Accumulated other comprehensive income (loss) at September 23, 2007 and March 25, 2007 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

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

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which SMG acts as: (i) the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company’s primary supplier of frankfurters for the Company’s Nathan’s Famous restaurant system and Branded Products Program. On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred. As a result of this dispute, the Company and SMG each commenced separate actions against the other. The Company's action was filed in New York State court and seeks a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. SMG's action was filed in state court in Illinois and seeks a declaratory judgment that SMG did not breach the License Agreement and that the Company may not terminate the License Agreement. At the present time, the New York court is considering SMG’s motion to dismiss Nathan’s case on forum non conveniens and other grounds. Nathan’s has not yet responded to SMG’s complaint in Illinois. No assurances regarding the outcome of this matter can be given. The Company is unable to assess the degree of probability of an unfavorable outcome or estimated loss or liability, if any, no estimated loss has been recorded for this matter.

In addition to the aforementioned, we and our subsidiaries are from time to time involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of any ordinary and routine litigation individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on our results of operations for the period in which the ruling occurs.

2. Guarantees

Nathan’s had previously guaranteed a severance agreement that was entered into between Miami Subs Corporation and an executive of Miami Subs. The agreement, and therefore the guarantee, provided for a severance payment of $115,000 and payment for post-employment health benefits for the employee and dependants for the maximum period permitted under Federal Law. Nathan’s has the right to seek reimbursement from Miami Subs Corporation in the event that Nathan’s must make payments under the guarantee. Nathan’s has recorded a liability of $115,000 in connection with this guarantee.

NOTE J - SUBSEQUENT EVENTS

On November 5, 2007, Nathan’s Board of Directors has authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company.

On September 5, 2007, Nathan’s completed its second stock acquisition program covering 1 million shares. To date, Nathan’s has repurchased 2 million shares of its common stock at a cost of $9,158,000.

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

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s restaurant concept, including the Arthur Treacher’s and Kenny Rogers brands and licensing the sale of Nathan’s products within supermarkets and other retail venues. The Branded Product Program enables foodservice operators to offer Nathans’ hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans’ trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

On June 7, 2007, Nathan’s concluded the sale of its subsidiary, Miami Subs Corporation. The following discussion of continuing operations excludes all of the Miami Subs operations not retained by Nathan’s. In order to help the reader better understand Nathan’s continuing operations, certain non-financial information which was reported on a combined basis, has also been included in this Management Discussion and Analysis.

We have begun a new program of licensing limited menu "Nathan's Famous" ("Limited Menu Licensed Operations") to be included into new or existing food service establishments. Pursuant to this program, operators will be permitted to make limited use of the "Nathan's Famous" trade dress, trademarks and design for the purpose of adding only "Nathan's Famous" hot dogs, crinkle-cut French fries and a limited number of other approved "Nathan's Famous" menu items to the menu of a new or existing food service establishment. The location of the new or existing food service establishment, the specific manner in which the Limited Menu Licensed Operation is incorporated into the operation of the food service establishment and the specific use of our trade dress, trademarks and design will all be subject to our prior written approval and must meet our specifications. The initial license fee under a Limited Menu Licensed Operation is $7,500. Additionally, operators participating in this program will not be required to pay any royalties or make any contributions on the sale of "Nathan's Famous" products to the “Nathan’s Famous” advertising fund;  however, all products offered through the Limited Menu Licensed Operation must be purchased from us or a distributor approved by us, and we will make a profit on all such sales.

 At September 23, 2007, our combined restaurant system consisted of 302 franchised or licensed units, including the limited-menu licensed units described above, and six Company-owned units (including one seasonal unit), located in 21 states and 11 foreign countries. At September 24, 2006, our combined restaurant system consisted of 297 franchised or licensed units and six Company-owned units (including one seasonal unit), located in 20 states and 11 foreign countries.

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

Adoption of Accounting Pronouncements

See Note C, on page 8 of this Form 10-Q, for a complete discussion of the impact of FIN No.48 on the Company’s financial position and results of operations.

Recently Issued Accounting Standards Not Yet Adopted

See Note B, on page 8 of this Form 10-Q, for a discussion of recently issued accounting standards not yet adopted.

Results of Operations

Thirteen weeks ended September 23, 2007 compared to thirteen weeks ended September 24, 2006

Revenues from Continuing Operations

Total sales increased by $1,028,000 or 10.0% to $11,257,000 for the thirteen weeks ended September 23, 2007 ("second quarter fiscal 2008") as compared to $10,229,000 for the thirteen weeks ended September 24, 2006 ("second quarter fiscal 2007"). Sales from the Branded Product Program increased by 6.9% to $5,199,000 for the second quarter fiscal 2008 as compared to sales of $4,864,000 in the second quarter fiscal 2007. This increase was primarily attributable to increased sales volume. Total Company-owned restaurant sales (representing six comparable Nathan’s restaurants) increased by 13.7% to $4,934,000 as compared to $4,341,000 during the second quarter fiscal 2007. During the second quarter fiscal 2008, the very favorable weather conditions during the summer season had a positive impact on sales at our Coney Island locations. Sales to our television retailer during the second quarter fiscal 2008, were approximately $100,000 higher than the second quarter fiscal 2007. Nathan’s aired 12 times during the second quarter fiscal 2008 and the second quarter fiscal 2007. Sales during the second quarter fiscal 2008 included the shipment of orders taken during the thirteen weeks ended June 23, 2007, which is the first quarter fiscal 2008, for the “Try Me” special. Last year, shipments from the “Try Me” special occurred during the thirteen weeks ended June 25, 2006, which was the first quarter fiscal 2007.

Franchise fees and royalties increased by $202,000 or 16.6% to $1,421,000 in the second quarter fiscal 2008 compared to $1,219,000 in the second quarter fiscal 2007. Franchise royalties were $1,133,000 in the second quarter fiscal 2008 as compared to $1,104,000 in the second quarter fiscal 2007. Franchise restaurant sales increased by $1,670,000 to $27,231,000 in the second quarter fiscal 2008 as compared to $25,561,000 in the second quarter fiscal 2007. Comparable domestic franchise sales (consisting of 142 restaurants) increased by $1,114,000 or 5.5% to $21,517,000 in the second quarter fiscal 2008 as compared to $20,403,000 in the second quarter fiscal 2007. During the second quarter fiscal 2007, we recognized $59,000 of royalties that were previously deemed to be uncollectible. At September 23, 2007, 302 domestic and international franchised or limited-menu licensed units were operating as compared to 291 domestic and international franchised or licensed units at September 24, 2006. Royalty income from six domestic franchised location was deemed unrealizable during the thirteen weeks ended September 23, 2007, as compared to two domestic franchised locations during the thirteen weeks ended September 24, 2006. Domestic franchise fee income was $137,000 in the second quarter fiscal 2008 as compared to $54,000 in the second quarter fiscal 2007. International franchise fee income was $66,000 in the second quarter fiscal 2008, as compared to $61,000 during the second quarter fiscal 2007. During the second quarter fiscal 2008, 11 new franchised units opened, including seven limited-menu license units and one unit in Kuwait. During the second quarter fiscal 2007, three new franchised units were opened, including one in Kuwait. We also recognized $85,000 in connection with a forfeited franchise agreement and development agreement during the second quarter fiscal 2008.

License royalties increased by $126,000 or 13.9% to $1,033,000 in the second quarter fiscal 2008 as compared to $907,000 in the second quarter fiscal 2007. Total royalties earned on sales of hot dogs from our agreements of $816,000 increased by $124,000 or 17.9%. Royalties earned from SMG, primarily from the sale of hot dogs, were $698,000 during the second quarter fiscal 2008 as compared to $602,000 during the second quarter fiscal 2007. Net royalties from all other license agreements in the second quarter fiscal 2008 were $2,000 higher than the second quarter fiscal 2007.

Interest income was $289,000 in the second quarter fiscal 2008 versus $147,000 in the second quarter fiscal 2007 due primarily to higher interest earned on the increased amount of marketable securities owned during the second quarter fiscal 2008 as compared to the second quarter fiscal 2007. Interest income during the second quarter fiscal 2008 also included $48,000 earned on the note held in connection with the sale of Miami Subs in May 2007.

Other income was $62,000 in the second quarter fiscal 2008 versus $32,000 in the second quarter fiscal 2007. This increase was due primarily to a $30,000 consent fee earned in connection with a licensee’s refinancing.

Costs and Expenses from Continuing Operations

Cost of sales increased by $1,079,000 to $7,983,000 in the second quarter fiscal 2008 from $6,904,000 in the second quarter fiscal 2007. Our gross profit (representing the difference between sales and cost of sales) was $3,274,000 or 29.1% during the second quarter fiscal 2008 as compared to $3,325,000 or 32.5% during the second quarter fiscal 2007. The primary reason for this reduced margin has been the result of the higher cost of beef, especially in connection with the Branded Product Program, during the second quarter fiscal 2008. Our cost of hot dogs was approximately 11.2% higher during the second quarter fiscal 2008 than the second quarter fiscal 2007. We are uncertain about the future cost of our hot dogs. Overall, our Branded Product Program incurred higher costs totaling approximately $688,000. This increase is the result of the increased cost of product and higher sales volume during the second quarter fiscal 2008 as compared to the second quarter fiscal 2007. During the second quarter fiscal 2008, we began to realize the effects of the price increase introduced for our Branded Products during the first quarter fiscal 2008. During the second quarter fiscal 2008, the cost of restaurant sales at our six comparable Company-owned units was $2,661,000 or 53.9% of restaurant sales as compared to $2,365,000 or 54.5% of restaurant sales in the second quarter fiscal 2007. The percentage decrease was primarily due to the effect that higher selling prices had which lowered food and paper costs as a percentage of sales. Cost of sales also increased by $95,000 in the second quarter fiscal 2008 due primarily to higher sales volume and higher product costs to our television retailer.

Restaurant operating expenses increased by $54,000 to $913,000 in the second quarter fiscal 2008 from $859,000 in the second quarter fiscal 2007. The increase during the second quarter fiscal 2008 when compared to the second quarter fiscal 2007, results primarily from higher marketing costs of $18,000, maintenance costs of $17,000 and utilities of $13,000.

Depreciation and amortization was $192,000 in the second quarter fiscal 2008 as compared to $185,000 in the second quarter fiscal 2007.

Amortization of intangible assets was $9,000 in both the second quarter fiscal 2008 and second quarter fiscal 2007.

General and administrative expenses increased by $1,000 to $2,145,000 in the second quarter fiscal 2008. The difference in general and administrative expenses was primarily due to higher professional fees of $23,000 due to costs associated with Nathan’s litigation against SMG, which were partly offset by lower SOX 404 compliance costs. We did not incur any SOX compliance costs during the second quarter fiscal 2008 compared to $92,000 incurred in the second quarter fiscal 2007. Nathan’s stock-based compensation expense was $22,000 lower in the second quarter fiscal 2008 than the second quarter fiscal 2007. We expect to incur higher general and administrative expenses during the remainder of the fiscal year related to future SMG litigation costs and the additional costs of SOX 404 compliance and associated audit, the actual amounts of which are not presently determinable.

Provision for Income Taxes from Continuing Operations

In the second quarter fiscal 2008, the income tax provision was $1,046,000 or 37.1% of income from continuing operations before income taxes as compared to $956,000 or 39.3% of income from continuing operations before income taxes in the second quarter fiscal 2007. For the thirteen weeks, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 40.5% during the second quarter fiscal 2008 and 41.8% during the second quarter fiscal 2007.

Discontinued Operations

On June 7, 2007, Nathan’s completed the sale of its wholly owned subsidiary, Miami Subs Corporation to Miami Subs Capital Partners I, Inc. effective as of May 31, 2007. The results of operations of Miami Subs have been included as discontinued operations for the second quarter fiscal 2007, which ended September 24, 2006.

On January 26, 2006, two of Nathan’s wholly owned subsidiaries entered into a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS. The sale was completed during the first quarter fiscal 2008. The results of operations for these properties have been included as discontinued operations for the second quarter fiscal 2007, which ended September 24, 2006.

During the second quarter fiscal 2007, which ended September 24, 2006, we recognized income of $39,000 and a gain of $400,000 from discontinued operations resulting from the collection of proceeds from the sale of our leasehold interest and certain reimbursable operating expenses that were not reasonably assured as of March 26, 2006 in connection with the fiscal 2006 sale of vacant property at Coney Island.

Twenty-six weeks ended September 23, 2007 compared to twenty-six weeks ended September 24, 2006

Revenues from Continuing Operations

Total sales increased by $1,687,000 or 8.7% to $21,078,000 for the twenty-six weeks ended September 23, 2007 ("fiscal 2008 period") as compared to $19,391,000 for the twenty-six weeks ended September 24, 2006 ("fiscal 2007 period"). Sales from the Branded Product Program increased by 11.9% to $11,124,000 for the fiscal 2008 period as compared to sales of $9,937,000 in the fiscal 2007 period. This increase was primarily attributable to increased sales volume of 10.5%. Total Company-owned restaurant sales (representing six comparable Nathan’s restaurants) increased by 12.8% to $8,567,000 as compared to $7,595,000 during the fiscal 2007 period. During the fiscal 2008 period, the very favorable weather conditions during the summer season had a positive impact on sales at our Coney Island locations. During the fiscal 2008 period, sales to our television retailer were approximately $472,000 lower than the fiscal 2007 period. Our television retailer reduced its number of special food airings during the fiscal 2008 period. As a result, Nathan’s did not run a “Today’s Special Value” which ran during the first quarter fiscal 2007 and there was a change in the timing of the “Try Me” specials. This year, shipments from the “Try Me” specials occurred in the second quarter fiscal 2008 as compared to the first quarter fiscal 2007. Nathan’s was on air 35 times during the fiscal 2008 period as compared to 40 times during the fiscal 2007 period, which included eight “Today’s Special Value” airings.

Franchise fees and royalties increased by $352,000 or 15.0% to $2,691,000 in the fiscal 2008 period compared to $2,339,000 in the fiscal 2007 period. Franchise royalties were $2,205,000 in the fiscal 2008 period as compared to $2,107,000 in the fiscal 2007 period. Franchise restaurant sales increased by $1,664,000 to $51,177,000 in the fiscal 2008 period as compared to $49,513,000 in the fiscal 2007 period. Comparable domestic franchise sales (consisting of 142 Nathan’s restaurants) increased by $1,582,000 or 4.0% to $41,487,000 in the fiscal 2008 period as compared to $39,905,000 in the fiscal 2007 period. During the fiscal 2008 period, we recognized $55,000 of royalties that were previously deemed to be uncollectible as compared to $87,000 during the fiscal 2007 period. At September 23, 2007, 302 domestic and international franchised or limited-menu licensed units were operating as compared to 291 domestic and international franchised or licensed units at September 24, 2006. Royalty income from four domestic franchised locations was deemed unrealizable during the twenty-six weeks ended September 23, 2007, as compared to two domestic franchised locations during the twenty-six weeks ended September 24, 2006. Domestic franchise fee income was $250,000 in the fiscal 2008 period as compared to $120,000 in the fiscal 2007 period. International franchise fee income was $151,000 in the fiscal 2008 period, as compared to $112,000 during the fiscal 2007 period. During the fiscal 2008 period, 20 new franchised units opened, including ten limited-menu licensed units and three units in Kuwait. During the fiscal 2007 period, seven new franchised units were opened including one in Japan and one unit in Kuwait. We also recognized $85,000 in connection with a forfeited franchise agreement and development agreement fees during the fiscal 2008 period.

License royalties increased by $377,000 or 18.1% to $2,460,000 in the fiscal 2008 period as compared to $2,083,000 in the fiscal 2007 period. Total royalties earned on sales of hot dogs of $1,911,000 increased by $253,000 or 15.3%. Royalties earned from SMG from the sale primarily of hot dogs were $1,671,000 during the fiscal 2008 period as compared to $1,488,000 during the fiscal 2007 period. We also earned higher royalties of $136,000 from our agreements for the sale of Nathan’s pet treats and sales of hot dog and hamburger rolls at retail. Net royalties from all other license agreements in the fiscal 2008 period were $12,000 lower than the fiscal 2007 period.

Interest income was $524,000 in the fiscal 2008 period versus $277,000 in the fiscal 2007 period due primarily to higher interest earned on the increased amount of marketable securities owned during the fiscal 2008 period as compared to the fiscal 2007 period. Interest income during the fiscal 2008 period also included $64,000 earned on the note held in connection with the sale of Miami Subs in May 2007.

Other income was $88,000 in the fiscal 2008 period versus $42,000 in the fiscal 2007 period. This increase was due primarily to increased amounts earned on our products sold by other restaurant companies and a one time $30,000 consent fee earned in connection with a licensee’s refinancing.

Costs and Expenses from Continuing Operations

Cost of sales increased by $1,888,000 to $15,411,000 in the fiscal 2008 period from $13,523,000 in the fiscal 2007 period. Our gross profit (representing the difference between sales and cost of sales) was $5,667,000 or 26.9% during the fiscal 2008 period as compared to $5,868,000 or 30.3% during the fiscal 2007 period. The primary reason for this reduced margin has been the result of the higher cost of beef, especially in connection with the Branded Product Program. Commodity costs of our hot dogs during the fiscal 2007 period had continued to decrease until January 2007, when prices began to increase. During the first quarter fiscal 2008, our costs of hot dogs continued to escalate, hitting a peak in May 2007. Since then, prices have been lower, but are still higher than the comparable fiscal 2007 period. Our cost of hot dogs was approximately 11.8% higher during the fiscal 2008 period than the fiscal 2007 period. We are uncertain about the future cost of our hot dogs. Overall, our Branded Product Program incurred higher costs totaling approximately $1,760,000. This increase is the result of the increased cost of product and higher sales volume during the fiscal 2008 period as compared to the fiscal 2007 period. During the fiscal 2008 period, the cost of restaurant sales at our six comparable Company-owned units was $4,737,000 or 55.3% of restaurant sales as compared to $4,246,000 or 55.9% of restaurant sales in the fiscal 2007 period. The percentage decrease was primarily due to the effect that higher retail selling prices have had which lowered labor costs as a percentage of sales. During the first quarter fiscal 2008, we increased select menu prices between 5% and 10% in an attempt to offset some of the increased cost of product in our Company-owned restaurants. During the second quarter fiscal 2008, we began to realize the effects of the Branded Products price increase that took effect on June 15, 2007. Cost of sales also decreased by $363,000 in the fiscal 2008 period due primarily to lower sales volume to our television retailer.

Restaurant operating expenses increased by $48,000 to $1,751,000 in the fiscal 2008 period from $1,703,000 in the fiscal 2007 period. The increase during the fiscal 2008 period when compared to the fiscal 2007 period results primarily from higher utility costs of $46,000, marketing costs of $22,000 and maintenance costs of $17,000, which were partly offset by lower self-insurance costs of $37,000. During the fiscal 2008 period our utility costs were approximately 13.1% higher than the fiscal 2007 period. Based upon uncertain market conditions for oil and natural gas, we may continue to incur higher utility costs in the future.

Depreciation and amortization was $374,000 in the fiscal 2008 period as compared to $370,000 in the fiscal 2007 period.

Amortization of intangible assets was $17,000 in both the fiscal 2008 and fiscal 2007 periods.

General and administrative expenses increased by $108,000 to $4,223,000 in the fiscal 2008 period as compared to $4,115,000 in the fiscal 2007 period. The increase in general and administrative expenses was primarily due to higher compensation expense of $58,000, higher business development expenses of $43,000 and higher stock-based compensation expense of $23,000, which were partly offset by lower professional fees of $57,000. Nathan’s expects to continue to invest in the business development of its Branded Products and franchising programs. We expect to incur higher general and administrative expenses during the remainder of the fiscal year related to future SMG litigation costs and the additional costs of SOX 404 compliance and associated audit, the actual amounts of which are not presently determinable.

Provision for Income Taxes from Continuing Operations

In the fiscal 2008 period, the income tax provision was $1,867,000 or 36.9% of income from continuing operations before income taxes as compared to $1,706,000 or 38.7% of income from continuing operations before income taxes in the fiscal 2007 period. For the twenty-six weeks, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 40.5% during the fiscal 2008 period and 41.9% during the fiscal 2007 period.

Discontinued Operations

On June 7, 2007, Nathan’s completed the sale of its wholly owned subsidiary, Miami Subs Corporation to Miami Subs Capital Partners I, Inc. effective as of May 31, 2007. Pursuant to the Stock Purchase Agreement, Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “Note”). Nathan’s has realized a gain on the sale of $983,000 net of professional fees of $37,000 and recorded income taxes of $334,000 on the gain during the fiscal 2008 period. The results of Miami Subs Corporation including the gain on disposal, have been included as discontinued operations for the twenty-six week periods ended September 23, 2007 and September 24, 2006.

On January 26, 2006, two of Nathan’s wholly owned subsidiaries entered into a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate. The property was made available to the buyer by May 29, 2007 and we received the sale proceeds on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the twenty-six week period ended September 23, 2007. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for the twenty-six week periods ended September 23, 2007 and September 24, 2006.

During the fiscal 2007 period, income of $39,000 and a gain of $400,000 were recorded into income from discontinued operations resulting from the collection of proceeds from the sale of our leasehold interest and certain reimbursable operating expenses that were not reasonably assured as of March 26, 2006 in connection with the fiscal 2006 sale of vacant property at Coney Island.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, other than a guarantee of a severance agreement as discussed in Note I of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Cash and cash equivalents at September 23, 2007 aggregated $8,199,000, increasing by $1,267,000 during the fiscal 2008 period. At September 23, 2007, marketable securities were $23,537,000 and net working capital increased to $32,446,000 from $27,375,000 at March 25, 2007.

Cash provided by operations of $1,881,000 in the fiscal 2008 period is primarily attributable to net income of $4,926,000 less gains of $2,489,000 from the sale of our subsidiary, Miami Subs Corporation, and sales of our leasehold interests, plus other non-cash items of $704,000. Changes in Nathan’s operating assets and liabilities decreased cash by $1,260,000, resulting principally from decreased accounts payable and other liabilities of $719,000, increased inventories of $381,000 and increased accounts receivable of $276,000 which were partly offset by a decrease in and the usage of prepaid expenses of $259,000. The decrease in accounts payable and other liabilities is primarily due to the payment of estimated corporate income tax and a seasonal reduction in trade accounts payable. Accounts receivable increased because of seasonal fluctuations in royalties due from our primary licensee and the timing of sales to our television retailer. Prepaid expenses decreased because of the amortization of prepaid real estate taxes, insurance and marketing costs.

Cash was provided from investing activities of $308,000 in the fiscal 2008 period, primarily due to the sale of a leasehold interest and the sale of our subsidiary, Miami Subs Corporation totaling $1,691,000. We invested $1,089,000 in available-for-sale securities, redeemed $300,000 of maturing securities and incurred capital expenditures of $594,000.

Cash was used in financing activities during the twenty-six weeks ended September 23, 2007 with the purchase of 108,900 treasury shares at a cost of $1,928,000 as Nathan’s completed the stock repurchase plan as authorized by the Board of Directors. Cash was received from the proceeds of employee stock option and warrant exercises of $591,000 and the associated income tax benefit of $415,000.

Through September 23, 2007, Nathan’s has purchased a total of 2,000,000 shares of common stock at a cost of approximately $9,086,000, concluding the stock repurchase plan previously authorized by the Board of Directors. During the twenty-six weeks ended September 23, 2007 the Company repurchased 108,900 shares if its common stock at a total cost of $1,928,000.

We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

 At September 23, 2007, there were three properties that we lease from third parties which we sublease to franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations by maturity (in thousands):

		Payments Due by Period
		Less than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	4-5 Years	After 5 Years
Employment Agreements	$3,787	$1,251	$1,036	$800	$700
Operating Leases	2,837	1,230	1,449	158	-
Gross Cash Contractual Obligations	6,624	2,481	2,485	958	700

Sublease Income	688	232	399	57	-
Net Cash Contractual Obligations	$5,936	$2,249	$2,086	$901	$700

Management believes that available cash, marketable securities, and cash generated from operations should provide sufficient capital to finance our operations for at least the next twelve months. We also currently maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 23, 2007, Nathans’ cash and cash equivalents aggregated $8,199,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $20,500 per annum for each 0.25% change in interest rates.

Marketable securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 23, 2007, the market value of Nathans’ marketable securities aggregated $23,537,000. Interest income on these marketable securities would increase or decrease by approximately $58,800 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at September 23, 2007 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal notes and bonds	$24,794	$24,366	$23,948	$23,537	$23,133	$22,733	$22,340

Borrowings

At September 23, 2007, Nathan’s had no outstanding borrowings. In the event Nathan’s were to borrow money under its credit line, the interest rate payable on borrowings would be subject to market fluctuation as the prime rate changes. We would not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. We maintain a $7,500,000 credit line at the prime rate (7.75% as of September 23, 2007). We have never borrowed any funds under this credit line. Since no borrowings are outstanding presently, fluctuations in interest rates would not have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 23, 2007 would have increased or decreased our cost of sales by approximately $1,197,000.

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

Item 4T. Controls and Procedures

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 23, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

We and our subsidiaries are from time to time involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of such ordinary and routine litigation, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on our results of operations for the period in which the ruling occurs.

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

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which SMG acts as: (i) the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company’s primary supplier of frankfurters for the Company’s Nathan’s Famous restaurant system and Branded Products Program. On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred. As a result of this dispute, the Company and SMG each commenced separate actions against the other. The Company's action was filed in New York State court and seeks a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. SMG's action was filed in state court in Illinois and seeks a declaratory judgment that SMG did not breach the License Agreement and that the Company may not terminate the License Agreement. At the present time, the New York court is considering SMG’s motion to dismiss Nathan’s case on forum non conveniens and other grounds. Nathan’s has not yet responded to SMG’s complaint in Illinois.

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

Any perceived or real health risks related to the food industry could adversely affect our ability to sell our products.

We are subject to risks affecting the food industry generally, including risks posed by the following:

•	food spoilage or food contamination,

•	consumer product liability claims,

•	product tampering, and

•	the potential cost and disruption of a product recall.

Our products are susceptible to contamination by disease producing organisms, or pathogens, such as listeria monocytogenes, salmonella, campylobacter, hepatitis A, trichinosis and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that these pathogens could be introduced to our products as a result of improper handling at the manufacturing, processing, foodservice or consumer level. Our suppliers’ manufacturing facilities and products, as well as our franchisee and company-operated restaurant operations, are subject to extensive laws and regulations relating to health, food preparation, sanitation and safety standards. However, we cannot assure you that compliance with governmental regulations by our suppliers or in connection with restaurant operations will eliminate the risks related to food safety. In addition, our beef products are also subject to the risk of contamination from bovine spongiform encephalopathy.

Adverse publicity concerning any perceived or real health risk associated with our products could cause customers to lose confidence in the safety and quality of our food products, which could adversely affect our ability to sell our products. We could also be adversely affected by perceived or real health risks associated with similar products produced by others to the extent such risks cause customers to lose confidence in the safety and quality of such products generally.

Additionally, the Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. A significant product liability judgment or a widespread product recall may negatively impact the Company's sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness or injury could adversely affect the Company's reputation with existing and potential customers and its corporate and brand image. Injury to Nathan’s or a brand’s reputation would likely reduce revenue and profits.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 85% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors beyond our control. For example, in the past, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased. We were unable to pass all of the price increases to our customers. As the price of beef or other food products that we use in our operations increase significantly, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins would decrease. Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales.

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

Nathan’s does not have the ability to effectively hedge its beef purchases using futures or forward contracts without incurring undue financial risk.

The loss of our key supplier could lead to supply disruptions, increased costs and lower operating results.

The Company is currently engaged in litigation with SMG, the Company's primary supplier of frankfurters for each of the Company's major business segments. The Company expects that such litigation will result in the Termination of the License Agreement on the Termination Date of July 31, 2008. In anticipation of such termination, the Company is seeking one or more alternative sources of supply to commence immediately following the Termination Date (or sooner if necessary); however, the termination of SMG presents a number of risks to the Company and its operations.

Although the Company believes that SMG is contractually obligated to perform its obligations under the License Agreement until the Termination Date and the Company expects SMG to continue to discharge those obligations, there is no assurance that SMG will do so. In the event that prior to the Termination Date, SMG breaches its contractual obligation by failing or refusing to manufacture and supply frankfurters for the Company's restaurant and Branded Product Program operations or to manufacture, distribute, market and sell Nathan 's Famous frankfurters to the retail trade, there is no assurance that the Company could secure an alternate source of supply in a timely manner. In the event that the Company is unable to find one or more alternative suppliers on a timely basis, there could be a disruption in the supply of product to Company's owned and franchised restaurants and Branded Product accounts, which would damage the Company, its franchisees and Branded Product customers and, in turn, negatively impact the Company's financial results. In addition, any gap in supply to retail customers would result in lost royalty payments to the Company, which could have a significant adverse financial impact on the Company's results from operations. Furthermore, any gap in supply to retail customers may damage the Nathan's Famous trademarks in the eyes of consumers and the retail trade, which damage might negatively impact the Company's overall business in general and impair the Company's ability to continue its retail licensing program.

Additionally, once secured, there is no assurance that any alternate sources of supply would be capable of meeting the Company's specifications and quality standards on a timely and consistent basis or that the financial terms of such supply arrangement will be as favorable as the Company's present terms with SMG.

Any of the foregoing occurrences may cause disruptions in supply of the Company's frankfurter products, damage the Company's franchisees and Branded Product customers, adversely impact the Company's financial results and/or damage the Nathan's Famous trademarks.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
			(c) Total	Number of
			Number of	Shares
			Shares	that May
	(a) Total		Purchased as	Yet Be
	Number of	(b) Average	Part of Publicly	Purchased
	Shares	Price	Announced	Under the
Period	Purchased	Paid per Share	Plans	Plan
June 25, 2007
July 22, 2007	13,246	$16.5191	1,904,346	95,654

July 23, 2007
Aug. 19, 2007	95,654	$17.8627	2,000,000	-0-

Aug. 20, 2007
Sept. 23,2007	-0-	$0.0000	2,000,000	-0-

Total	108,900	$17.6691	2,000,000	-0-

On September 14, 2001, Nathan’s was authorized to purchase up to 1,000,000 shares of its common stock. Pursuant to its stock repurchase program, we repurchased 1,000,000 shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000 through the quarter ended September 29, 2002. On October 7, 2002, Nathan’s was authorized to purchase up to 1,000,000 additional shares of its common stock. Through September 23, 2007, Nathan’s concluded the purchase of 1,000,000 shares of common stock at a cost of approximately $5,416,000. To date, Nathan’s has purchased a total of 2,000,000 shares of common stock at a cost of approximately $9,086,000.

Item 4: Submission of Matter to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on September 12, 2007.

(b)
Nine Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2008. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

	FOR	WITHHELD
HOWARD M. LORBER	4,764,814	724,710
WAYNE NORBITZ	4,908,411	581,113
ROBERT J. EIDE	4,765,687	723,837
ERIC GATOFF	4,908,573	580,951
BRIAN S. GENSON	4,912,925	576,599
BARRY LEISTNER	4,915,000	574,524
DONALD L. PERLYN	4,908,466	581,058
A.F. PETROCELLI	4,769,303	720,221
CHARLES RAICH	4,765,530	723,994

(c)	The stockholders were asked to vote on the ratification of the appointment of Grant Thornton, LLP as the auditors forthe Company for the fiscal year ending March 30, 2008.

The proposal was approved as follows:

FOR	AGAINST	ABSTAIN
5,435,298	32,174	22,051

The stockholders were asked to vote on the approval of an amendment to the Nathan’s Famous, Inc. 2001 Stock Option Plan.

The proposal was approved as follows:

FOR	AGAINST	ABSTAIN
3,511,680	501,083	14,746

(d)	Not applicable.

Item 5: Other Information

(a)	Information required to be reported on Form 8-K

Item 2.02 Results of Operations and Financial Condition - On November 5, 2007, Nathan's reported its financial results for the thirteen and twenty-six week fiscal periods ended September 23, 2007, which information is fully disclosed herein.

Item 8.01 Other Information - On November 5, 2007, Nathan's Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company. Purchases will be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases, On September 5, 2007, the Company completed its immediately preceding stock acquisition program covering 1,000,000 shares. To date, Nathan's has acquired an aggregate 2,000,000 shares of its common stock at a cost of $9,158,000.

Item 1.01 Entry into a Material Definitive Agreement - On November 6, 2007, Nathan’s entered into an Employment Agreement with Donald Perlyn, an Executive Vice President and Director, effective May 31, 2007. The Employment Agreement is on the same terms as his prior agreement with Miami Subs Corporation. Pursuant to the Agreement, Mr. Perlyn is employed for a term expiring on September 30, 2008, he is entitled to receive annual base compensation of $210,000, and certain other benefits, including participation in our executive bonus program. The term of the agreement automatically extends for successive one year periods unless 180 days prior written notice is delivered by one party to the other. In the event that notice of non-extension is delivered, Mr. Perlyn is entitled to be paid an amount equal to his base salary as then in effect. The agreement also provides, among other things, that if Mr. Perlyn is terminated without cause, we will pay Mr. Perlyn an amount equal to three times his base salary as in effect at the time of his termination. The agreement provides that Mr. Perlyn shall have the right, exercisable for a thirty-day period, to terminate the agreement and receive an amount equal to three times his base salary, together with a pro rata portion of his bonus, for the most recent fiscal year, in the event of a change in control of Nathan’s.

Item 6: Exhibits

 (a) Exhibits

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3 to Form 10-K for the fiscal year ended March 25, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Specimen Rights Certificate (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)

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

10.1	Employment Agreement with Donald L. Perlyn dated as of November 6, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 6, 2007	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2007	By:	/s/ Ronald G. DeVos
Ronald G. DeVos Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3 to Form 10-K for the fiscal year ended March 25, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Specimen Rights Certificate (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)

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

10.1	Employment Agreement with Donald L. Perlyn dated as of November 6, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.