Form 10-Q
period 2007-12-23
NATHANS FAMOUS INC
filed 2008-02-01
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

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

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
(Check One): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At February 1, 2008, an aggregate of 6,095,683 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 23, 2007	March 25, 2007
	(Unaudited)	(Note D)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,143	$6,278
Marketable securities	23,141	22,785
Accounts receivable, net	4,111	3,261
Note receivable	594	-
Inventories	798	790
Prepaid expenses and other current assets	947	994
Deferred income taxes	987	1,174
Current assets held for sale	-	1,539
Total current assets	40,721	36,821

Note receivable	1,461	-
Property and equipment, net	4,418	4,222
Goodwill	95	95
Intangible assets, net	1,756	1,781
Deferred income taxes	1,151	990
Other assets, net	272	178
Non-current assets held for sale	-	2,488

	$49,874	$46,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,121	$2,298
Accrued expenses and other current liabilities	4,814	4,767
Deferred franchise fees	292	375
Current liabilities held for sale	-	2,006
Total current liabilities	7,227	9,446

Other liabilities	1,567	873
Non-current liabilities held for sale	-	377

Total liabilities	8,794	10,696

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;
8,091,683 and 7,909,183 shares issued; and 6,091,683 and 6,018,083
shares outstanding at December 23, 2007 and March 25, 2007, respectively	81	79
Additional paid-in capital	47,047	45,792
Deferred compensation	(82)	(136)
Retained earnings / (accumulated deficit)	2,994	(2,654)
Accumulated other comprehensive income (loss)	126	(44)
	50,166	43,037
Treasury stock, at cost, 2,000,000 shares at December 23, 2007 and 1,891,100 shares at March 25, 2007.	(9,086)	(7,158)
Total stockholders’ equity	41,080	35,879

	$49,874	$46,575

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended December 23, 2007 and December 24, 2006
(in thousands, except share and per share amounts)
(Unaudited)

	December 23, 2007	December 24, 2006
		(Note D)
REVENUES
Sales	$7,775	$7,695
Franchise fees and royalties	1,267	1,151
License royalties	924	844
Interest income	287	176
Other income	27	10
Total revenues	10,280	9,876

COSTS AND EXPENSES
Cost of sales	5,883	5,689
Restaurant operating expenses	715	715
Depreciation and amortization	190	186
Amortization of intangible assets	8	9
General and administrative expenses	2,172	2,051
Total costs and expenses	8,968	8,650

Income from continuing operations before provision
for income taxes	1,312	1,226
Provision for income taxes	435	406
Income from continuing operations	877	820

Income from discontinued operations before provision for income taxes	-	407
Provision for income taxes	-	166
Income from discontinued operations	-	241

Net income	$877	$1,061

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.14	$.14
Income from discontinued operations	-	.04
Net income	$.14	$.18

Diluted income per share:
Income from continuing operations	$.14	$.13
Income from discontinued operations	-	.04
Net income	$.14	$.17

Weighted average shares used in computing income
per share
Basic	6,092,000	5,892,000
Diluted	6,492,000	6,401,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirty-nine weeks ended December 23, 2007 and December 24, 2006
(in thousands, except share and per share amounts)
(Unaudited)

	December 23, 2007	December 24, 2006
		(Note D)
REVENUES
Sales	$28,853	$27,086
Franchise fees and royalties	3,958	3,490
License royalties	3,384	2,927
Interest income	811	453
Other income	115	52
Total revenues	37,121	34,008

COSTS AND EXPENSES
Cost of sales	21,294	19,212
Restaurant operating expenses	2,466	2,418
Depreciation and amortization	564	556
Amortization of intangible assets	25	26
General and administrative expenses	6,395	6,166
Total costs and expenses	30,744	28,378

Income from continuing operations before provision
for income taxes	6,377	5,630
Provision for income taxes	2,302	2,112
Income from continuing operations	4,075	3,518

Income from discontinued operations before provision for income taxes, including gains on disposal of discontinued operations of $2,489 in 2007 and $400 in 2006	2,711	1,332
Provision for income taxes	983	549
Income from discontinued operations	1,728	783

Net income	$5,803	$4,301

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.67	$.61
Income from discontinued operations	.29	.13
Net income	$.96	$.74

Diluted income per share:
Income from continuing operations	$.63	$.56
Income from discontinued operations	.26	.12
Net income	$.89	$.68

Weighted average shares used in computing income
per share
Basic	6,076,000	5,799,000
Diluted	6,518,000	6,311,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirty-nine weeks ended December 23, 2007
(in thousands, except share amounts)
(Unaudited)
	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity

							Treasury Stock, at Cost
							Shares	Amount

Balance, March 25, 2007	7,909,183	$79	$45,792	$(136)	$(2,654)	$(44)	1,891,100	$(7,158)	$35,879

Shares issued in connection with the exercise of employee stock options and warrant	182,500	2	589	-	-	-	-	-	591

Income tax benefit on stock option and warrant exercises	-	-	415	-	-	-	-	-	415

Share-based compensation	-	-	251	-	-	-	-	-	251

Repurchase of common stock	-	-	-	-	-	-	108,900	(1,928)	(1,928)

Amortization of deferred compensation relating to restricted stock	-	-	-	54	-	-	-	-	54

Cumulative effect of the adoption of FIN No. 48 as of March 26, 2007 (Note C)	-	-	-	-	(155)	-	-	-	(155)

Unrealized gains on marketable securities, net of deferred income tax of $115	-	-	-	-	-	170	-	-	170

Net income	-	-	-	-	5,803	-	-	-	5,803

Balance, December 23, 2007	8,091,683	$81	$47,047	$(82)	$2,994	$126	2,000,000	$(9,086)	$41,080

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-nine weeks ended December 23, 2007 and December 24, 2006
(in thousands)
(Unaudited)

	December 23, 2007	December 24, 2006
Cash flows from operating activities:
Net income	$5,803	$4,301
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	567	591
Amortization of intangible assets	69	197
Amortization of bond premium	218	198
Amortization of deferred compensation	54	54
Share-based compensation expense	251	208
Provision for doubtful accounts	-	8
Gain on sale of subsidiary and leasehold interest	(2,489)	(419)
Deferred income taxes	(24)	144
Changes in operating assets and liabilities:
Accounts receivable, net	(640)	(763)
Inventories	(8)	289
Prepaid expenses and other current assets	(46)	338
Other assets	(1)	30
Accounts payable, accrued expenses and other current liabilities	(829)	370
Deferred franchise fees	(83)	180
Other liabilities	557	72

Net cash provided by operating activities	3,399	5,798

Cash flows from investing activities:
Proceeds from sale of subsidiary and leasehold interest, net of cash sold	1,691	400
Purchase of available-for-sale securities	(1,089)	(4,467)
Proceeds from sale of available-for-sale securities	800	-
Purchase of intellectual property	-	(7)
Purchases of property and equipment	(763)	(356)
Payments received on notes receivable	95	59

Net cash provided by (used in) investing activities	734	(4,371)

Cash flows from financing activities:
Repurchase of common stock	(1,928)	-
Principal repayments of capitalized lease obligation	-	(39)
Income tax benefit on stock option exercises	415	857
Proceeds from the exercise of stock options and warrant	591	284

Net cash (used in) provided by financing activities	(922)	1,102

Net increase in cash and cash equivalents	3,211	2,529

Cash and cash equivalents, beginning of period	6,932	3,009

Cash and cash equivalents, end of period	$10,143	$5,538

Cash paid during the period for:
Interest	$-	$1
Income taxes	$2,539	$1,150

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$2,150	$-

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 23, 2007
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s”, the “Company” or “we”) for the thirteen and thirty-nine week periods ended December 23, 2007 and December 24, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

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

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (See Note D).

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS No. 141R are effective for fiscal years beginning on or after December 15, 2008, which for us is fiscal 2010. Earlier adoption is prohibited. We have not yet evaluated the impact of SFAS No. 141R on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No.160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010. Earlier adoption is prohibited. We have not yet evaluated the impact of SFAS No. 160 on our consolidated financial position and results of operations.

NOTE C - ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes” ("FIN No. 48"), which clarified the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 also provided guidance on the de-recognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and added new disclosure requirements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1,“Definition of Settlement in FASB Interpretation No. 48”, an amendment of FASB Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN No. 48-1”) to clarify that a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits in accordance with paragraph 10(b) of that Interpretation if (a) the taxing authority has completed all of its required or expected examination procedures, (b) the enterprise does not intend to appeal or litigate any aspect of the tax position, and (c) it is considered remote that the taxing authority would reexamine the tax position. FIN No. 48-1 also conforms the terminology used in FIN No. 48 to describe measurement and recognition to the conclusions reached in the FSP. FIN No. 48-1 is effective as of the same dates as FIN No. 48, with retrospective application required for entities that have not applied FIN No. 48 in a manner consistent with the provisions of the FSP.

Nathan’s adopted the provisions of FIN No. 48 and FIN No. 48-1 on March 26, 2007 which resulted in a $155,000 adjustment to increase tax liabilities and decrease opening retained earnings in connection with a cumulative effect of a change in accounting principle. The amount of unrecognized tax benefits at December 23, 2007 was $813,000, all of which would impact Nathan’s effective tax rate, if recognized. Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. As of December 23, 2007, Nathan’s had $296,000 of accrued interest and penalties in connection with unrecognized tax benefits.

There was no material change in the amount of uncertain tax benefits recognized during the thirteen and thirty-nine week periods ended December 23, 2007. It is possible that the amount of unrecognized tax benefits could change in the next 12 months, however, Nathan’s does not expect the change to have a significant impact on its results of operations or financial position during the next 12 months.

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

1. Sale of Miami Subs

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (“Miami Subs”) to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “Note”). The Note bears interest at 8% per annum, is payable over a four-year term and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the Note at any time. In the event the Note is fully repaid within one year, Nathan’s will reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of the additional $250,000 has been deferred. In accordance with the Agreement, Nathan’s retained ownership of Miami Subs’ then corporate office in Fort Lauderdale, Florida (the “Corporate Office”).

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

Nathan’s agreed to provide the Purchaser with office space within the Corporate Office for a one-year period, rent-free. Common area charges have been reimbursed and are expected to continue to be reimbursed on a prorated basis. Nathan’s and Purchaser also agreed to share personnel expenses related to the purchasing of food and paper products for both restaurant systems, previously provided by Miami Subs employees. Prior to the sale, this function was performed on a combined basis. The personnel separation has been completed and only a few contracts remain to be separated. Nathan’s had also agreed to provide Purchaser with certain back office support functions for a period of up to six months. These back office services have been concluded.

As a result of the transaction, the employment agreement between Miami Subs and its then President and Chief Operating Officer (who also serves as an executive officer of Nathan’s), has been cancelled and a new employment agreement was entered into with Nathan’s on the same terms and conditions. A change of control agreement with another senior executive of Miami Subs has been cancelled and a new agreement was entered into with Nathan’s on the same terms and conditions.

At the time of sale, a severance agreement, previously entered into between Miami Subs and one executive of Miami Subs, remained in force along with the guaranty by Nathan’s of Miami Subs’ obligations under that agreement. The agreement provided for a severance payment of $115,000 payable in six (6) monthly installments and payment for post-employment health benefits for the employee and dependants for the maximum period permitted under Federal Law. The executive terminated his employment with Miami Subs, effective October 5, 2007 and agreed to receive his severance payment over a 56 week period. Nathan’s has the right to seek reimbursement from Miami Subs in the event that Nathan’s must make payments under the guarantee of the agreement. Nathan’s initially recorded a liability of $115,000 for this guarantee at the date of sale, of which $93,000 remains outstanding at December 23, 2007 due to payments made by Miami Subs. Nathan’s has not been required to make any payments under this guarantee.

Nathan’s has realized a gain on the sale of Miami Subs of $983,000, net of professional fees of $37,000 and recorded income taxes of $334,000 on the gain. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gain on disposal, have been presented as discontinued operations for all periods presented. The accompanying balance sheet for the fiscal year ended March 25, 2007, has been revised to reflect the assets and liabilities of Miami Subs that were subsequently sold, as held for sale as of that date.

2. Other Dispositions

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate. Nathan’s made the property available to the buyer by May 29, 2007, and Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the thirty-nine week period ended December 23, 2007. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for all periods presented.

In October 2006, Nathan’s recognized income of $400,000 representing the remaining balance that it was owed pursuant to a sale of a leasehold interest in Brooklyn, New York that was outstanding as of March 26, 2006.

The following is a summary of all discontinued operations for the thirteen and thirty-nine week periods ended December 23, 2007 and December 24, 2006:

	Thirteen weeks ended December 23, 2007	Thirteen weeks ended December 24, 2006	Thirty-nine weeks ended December 23, 2007	Thirty-nine weeks ended December 24, 2006
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Revenues (excluding gains from dispositions in 2007 and 2006)	$0	$718	$430	$1,993

Gain from dispositions before income taxes	$0	$0	$2,489	$400

Income before income taxes	$0	$407	$2,711	$1,332

NOTE E - INCOME PER SHARE

Basic income per common share is calculated by dividing income by the weighted-average number of common shares outstanding and excludes any dilutive effect of stock options or warrants. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income per common share result from the assumed exercise of stock options and warrants, as determined using the treasury stock method.

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and thirty-nine week periods ended December 23, 2007 and December 24, 2006, respectively.

Thirteen weeks

	Income from Continuing Operations		Number of Shares		Income from Continuing Operations Per Share
	2007	2006	2007	2006	2007	2006
	(in thousands)		(in thousands)

Basic EPS	$877	$820	6,092	5,892	$0.14	$0.14
Basic calculation
Effect of dilutive employee stock options and warrants	-	-	400	509	(0.00)	(0.01)
Diluted EPS
Diluted calculation	$877	$820	6,492	6,401	$0.14	$0.13

Thirty-nine weeks

	Income from Continuing Operations		Number of Shares		Income from Continuing Operations Per Share
	2007	2006	2007	2006	2007	2006
	(in thousands)		(in thousands)

Basic EPS	$4,075	$3,518	6,076	5,799	$0.67	$0.61
Basic calculation
Effect of dilutive employee stock options and warrants	-	-	442	512	(0.04)	(0.05)
Diluted EPS
Diluted calculation	$4,075	$3,518	6,518	6,311	$0.63	$0.56

Options and warrants to purchase 110,000 and 37,000 shares of common stock in the thirteen and thirty-nine week periods ended December 23, 2007, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the period. Options and warrants to purchase -0- and 131,667 shares of common stock in the thirteen and thirty-nine week periods ended December 24, 2006, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the period.

NOTE F - SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen and thirty-nine week periods ended December 23, 2007 was $124,000 and $305,000, respectively. Total share-based compensation during the thirteen and thirty-nine week periods ended December 24, 2006 was $105,000 and $262,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of December 23, 2007, there was $1,435,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately three years, nine months, which represents the weighted average remaining requisite service periods for such awards.

During the thirty-nine weeks ended December 23, 2007, the Company granted 110,000 stock options having an exercise price of $17.43 per share, all of which expire five years from the date of grant. 60,000 of the options granted will be vested as follows: 25% on the first anniversary of the grant, 50% on the second anniversary of the grant, 75% on the third anniversary of the grant and 100% on the fourth anniversary of the grant. 50,000 of the options granted will be vested as follows: 33.3% on the first anniversary of the grant, 66.7% on the second anniversary of the grant and 100% on the third anniversary of the grant.

During the thirty-nine weeks ended December 24, 2006, the Company granted 197,500 stock options having an exercise price of $13.08 per share, all of which expire ten years from the date of grant. All 197,500 options granted will be vested as follows: 20% on the first anniversary of the grant, 40% on the second anniversary of the grant, 60% on the third anniversary of the grant, 80% on the fourth anniversary of the grant and 100% on the fifth anniversary of the grant.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirty-nine weeks ended December 23, 2007 and December 24, 2006 are as follows:

	Thirty-nine weeks ended

	December 23,	December 24,
	2007	2006

Weighted-average option fair values	$5.8270	$6.1686
Expected life (years)	4.25	7.0
Interest rate	4.21%	5.21%
Volatility	32.93%	34.33%
Dividend yield	0%	0%

In June 2001, the Company adopted the Nathan’s Famous, Inc. 2001 Stock Option Plan (the “2001 Plan”), which provided for the issuance of nonqualified stock options to directors, officers and key employees. Up to 350,000 shares of common stock were reserved for issuance upon the exercise of options granted and for future issuance in connection with awards under the 2001 Plan. As of March 25, 2007, there were 3,500 shares available to be issued in the future under this plan.  On September 12, 2007, Nathan’s shareholders approved certain modifications to the 2001 Plan, which increased in the number of options available for future grant by 275,000 shares. On September 17, 2007, 110,000 stock options were granted and there were 168,500 shares available to be issued for future grants under the 2001 Plan.

Stock options and warrant outstanding:

Transactions with respect to stock options and warrants for the thirty-nine weeks ended December 23, 2007, are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 25, 2007	1,172,308	$5.21	4.3	$10,839,000

Granted	110,000	17.43
Expired	(8,500)	6.20
Exercised	(32,500)	3.19

Options outstanding at December 23, 2007	1,241,308	$6.34	3.7	$13,197,000

Options exercisable at December 23, 2007	973,308	$4.00	2.8	$12,589,000

Weighted-average fair value of options granted		$5.83

Warrant outstanding at March 25, 2007	150,000	$3.25	.3	$1,682,000
Granted	-	-
Expired	-	-

Exercised	(150,000)	3.25

Warrant outstanding at December 23, 2007	-	$-	-	$-

Warrant exercisable at December 23, 2007	-	$-	-	$-

The aggregate intrinsic values of the stock options exercised during the thirteen weeks ended December 23, 2007 and December 24, 2006, were $0 and $315,000, respectively. The aggregate intrinsic values of the stock options exercised during the thirty-nine weeks ended December 23, 2007 and December 24, 2006 were $2,631,000 and $2,109,000, respectively.

NOTE G - STOCK REPURCHASE PROGRAM

Through December 23, 2007, Nathan’s purchased a total of 2,000,000 shares of common stock at a cost of approximately $9,086,000 in completion of the second stock repurchase plan previously authorized by the Board of Directors. Of these repurchased shares, no shares were repurchased during the thirteen weeks ended December 23, 2007 and 108,900 shares were repurchased at a cost of $1,928,000 during the thirty-nine weeks ended December 23, 2007. On November 5, 2007, Nathan’s Board of Directors authorized a third stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company, of which, there have been no purchases as of December 23, 2007. Purchases may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE H - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:
	Thirteen weeks ended December 23, 2007	Thirteen weeks ended December 24, 2006	Thirty-nine weeks ended December 23, 2007	Thirty-nine weeks ended December 24, 2006
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Net income	$877	$1,061	$5,803	$4,301

Unrealized gain (loss) on available-for-sale securities, net of tax expense (benefit) of $71, $(13), $115 and $74, respectively	106	(20)	170	111

Comprehensive income	$983	$1,041	$5,973	$4,412

Accumulated other comprehensive income (loss) at December 23, 2007 and March 25, 2007 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

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

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which SMG acts as: (i) the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company’s primary supplier of frankfurters for the Company’s Nathan’s Famous restaurant system and Branded Products Program. On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred. As a result of this dispute, the Company and SMG each commenced separate actions against the other. SMG’s action was filed on July 30, 2007 in state court in Illinois and seeks, among other things, a declaratory judgement that SMG did not breach the License Agreement and that the Company may not terminate the License Agreement.The Company's action was filed on August 2, 2007, in New York State court and seeks a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois. At the present time, the Company is considering whether to appeal the ruling of the New York court, and the Illinois court is considering the Company’s motion to dismiss SMG’s case on forum non conveniens and other grounds. No assurances regarding the outcome of this matter can be given. Since the Company is unable to assess the degree of probability of an unfavorable outcome or estimated loss or liability, if any, no estimated loss has been recorded for this matter.

In addition to the aforementioned, we and our subsidiaries are from time to time involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of any ordinary and routine litigation, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on our results of operations for the period in which the ruling occurs.

2. Guarantees

Nathan’s had previously guaranteed a severance agreement that was entered into between Miami Subs and an executive of Miami Subs. The agreement, and therefore the guarantee, provided for a severance payment of $115,000 payable in bi-weekly payments for a period of 56 weeks and payment for post-employment health benefits for the employee and dependants through November 30, 2007. Nathan’s has the right to seek reimbursement from Miami Subs in the event that Nathan’s must make payments under the guarantee. Nathan’s initially recorded a liability of $115,000 at the date of sale in connection with this guarantee, of which $93,000 remains outstanding at December 23, 2007 due to payments made by Miami Subs.

NOTE J - SUBSEQUENT EVENT

On January 7, 2008, Nathan’s entered into a commitment to purchase 1,785,000 pounds of hot dogs for $2,642,000 from its primary hot dog manufacturer. Nathan’s has the right to order this product between April through August 2008. The hot dogs to be purchased represent approximately 31.6% of Nathan’s usage during the comparable period in 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or “the Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s restaurant concept, including the Arthur Treacher’s and Kenny Rogers brands, and licensing the sale of Nathan’s products within supermarkets and other retail venues. The Branded Product Program enables foodservice operators to offer Nathans’ hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans’ trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

We have begun a new program of licensing limited menu "Nathan's Famous" ("Limited Menu Licensed Operations") to be included into new or existing food service establishments. Pursuant to this program, operators will be permitted to make limited use of the "Nathan's Famous" trade dress, trademarks and design for the purpose of adding only "Nathan's Famous" hot dogs, crinkle-cut French fries and a limited number of other approved "Nathan's Famous" menu items to the menu of a new or existing food service establishment. The location of the new or existing food service establishment, the specific manner in which the Limited Menu Licensed Operation is incorporated into the operation of the food service establishment and the specific use of our trade dress, trademarks and design will all be subject to our prior written approval and must meet our specifications. The initial license fee under a Limited Menu Licensed Operation is $7,500. Additionally, operators participating in this program will not be required to pay any royalties on the sale of "Nathan's Famous" products, or make any contributions to the “Nathan’s Famous” advertising fund; however, all products offered through the Limited Menu Licensed Operation must be purchased from us or a distributor approved by us, and we will make a profit on all such sales.

On June 7, 2007, Nathan’s concluded the sale of its subsidiary, Miami Subs Corporation (“Miami Subs”). The following discussion of continuing operations excludes all of the Miami Subs operations not retained by Nathan’s. In order to help the reader better understand Nathan’s continuing operations, certain non-financial information which was reported on a combined basis has also been included in this Management Discussion and Analysis. See Note D for a description of the terms of such sale.

 At December 23, 2007, our combined restaurant system consisted of 318 franchised or licensed units, including the limited-menu licensed units described above, and six Company-owned units (including one seasonal unit), located in 23 states and 11 foreign countries. At December 24, 2006, our combined restaurant system consisted of 293 franchised or licensed units and six Company-owned units (including one seasonal unit), located in 20 states and 11 foreign countries.

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

Critical Accounting Policies and Estimates

As disclosed in our Form 10-K for the fiscal year ended March 25, 2007, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; impairment of notes receivable; share-based compensation and income taxes. Since March 25, 2007, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them, except for the accounting for uncertain tax positions in accordance with FIN No. 48, which is discussed in Note C.

Adoption of Accounting Pronouncements

See Note C, on page 9 of this Form 10-Q, for a complete discussion of the impact of FIN No.48 on the Company’s financial position and results of operations.

Recently Issued Accounting Standards Not Yet Adopted

See Note B, on page 8 of this Form 10-Q, for a discussion of recently issued accounting standards not yet adopted.

Results of Operations

Thirteen weeks ended December 23, 2007 compared to thirteen weeks ended December 24, 2006

Revenues from Continuing Operations

Total sales increased by $80,000 or 1.0% to $7,775,000 for the thirteen weeks ended December 23, 2007 ("third quarter fiscal 2008") as compared to $7,695,000 for the thirteen weeks ended December 24, 2006 ("third quarter fiscal 2007"). Sales from the Branded Product Program increased by $48,000 or 1.0% to $4,831,000 for the third quarter fiscal 2008 as compared to sales of $4,783,000 in the third quarter fiscal 2007. Total Company-owned restaurant sales (representing five comparable Nathan’s restaurants) were $2,231,000 as compared to $2,228,000 during the third quarter fiscal 2007. During December 2007, the unfavorable weather conditions in the Northeast had a negative impact on sales at our Company-owned locations as compared to December 2006. Sales to our television retailer during the third quarter fiscal 2008 were approximately $29,000 higher than the third quarter fiscal 2007. Nathan’s products aired 15 times during the third quarter fiscal 2008 and the third quarter fiscal 2007.

Franchise fees and royalties increased by $116,000 or 10.1% to $1,267,000 in the third quarter fiscal 2008 compared to $1,151,000 in the third quarter fiscal 2007. Franchise royalties were $1,023,000 in the third quarter fiscal 2008 as compared to $962,000 in the third quarter fiscal 2007. Franchise restaurant sales decreased by $112,000 to $23,387,000 in the third quarter fiscal 2008 as compared to $23,499,000 in the third quarter fiscal 2007. Comparable domestic franchise sales (consisting of 140 restaurants) decreased by $123,000 or 0.6% to $19,619,000 in the third quarter fiscal 2008 as compared to $19,742,000 in the third quarter fiscal 2007.  During December 2007, the unfavorable weather conditions in the Northeast had a negative impact on sales at a number of franchised locations as compared to December 2006. At December 23, 2007, 318 domestic and international franchised or limited-menu licensed units were operating as compared to 293 domestic and international franchised or licensed units at December 24, 2006. Royalty income from four domestic franchised locations was deemed unrealizable during the thirteen weeks ended December 23, 2007, as compared to two domestic franchised locations during the thirteen weeks ended December 24, 2006. Domestic franchise fee income was $161,000 in the third quarter fiscal 2008 as compared to $128,000 in the third quarter fiscal 2007. International franchise fee income was $83,000 in the third quarter fiscal 2008, as compared to $61,000 during the third quarter fiscal 2007. During the third quarter fiscal 2008, 15 new franchised units opened, including ten limited-menu license units and one unit in the Dominican Republic. During the third quarter fiscal 2007, six new franchised units were opened, including one in Kuwait.

License royalties increased by $80,000 or 9.5% to $924,000 in the third quarter fiscal 2008 as compared to $844,000 in the third quarter fiscal 2007. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $625,000 increased by $31,000 or 5.2%. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $546,000 during the third quarter fiscal 2008 as compared to $477,000 during the third quarter fiscal 2007. We also earned higher royalties of $47,000 from our agreements for the sale of Nathans’ hors d’oeuvres at retail. Net royalties from all other license agreements in the third quarter fiscal 2008 were $2,000 higher than the third quarter fiscal 2007.

Interest income was $287,000 in the third quarter fiscal 2008 versus $176,000 in the third quarter fiscal 2007 primarily due to higher interest earned on the increased amount of marketable securities owned during the third quarter fiscal 2008 as compared to the third quarter fiscal 2007. Interest income during the third quarter fiscal 2008 also included $45,000 earned on the promissory note held in connection with the sale of Miami Subs during the thirteen weeks ended June 24, 2007.

Other income was $27,000 in the third quarter fiscal 2008 versus $10,000 in the third quarter fiscal 2007. This increase was primarily due to higher amounts earned on Arthur Treachers’ products sold by other restaurant companies.

Costs and Expenses from Continuing Operations

Cost of sales increased by $194,000 to $5,883,000 in the third quarter fiscal 2008 from $5,689,000 in the third quarter fiscal 2007. Our gross profit (representing the difference between sales and cost of sales) was $1,892,000 or 24.3% during the third quarter fiscal 2008 as compared to $2,006,000 or 26.1% during the third quarter fiscal 2007. The reduced margin is primarily due to the higher cost of beef, especially in connection with the Branded Product Program, where the cost of our hot dogs was approximately 2.9% higher during the third quarter fiscal 2008 than the third quarter fiscal 2007. Commodity costs of our hot dogs were higher at the beginning of the third quarter fiscal 2008 than they were at the beginning of the third quarter fiscal 2007. During the third quarter fiscal 2008, these costs had been declining as compared to more stable pricing environment during the third quarter fiscal 2007. We are uncertain about the future cost of our hot dogs. Overall, our Branded Product Program incurred higher costs totaling approximately $110,000. This increase is the result of the increased cost of product and higher sales volume during the third quarter fiscal 2008 as compared to the third quarter fiscal 2007. During the third quarter fiscal 2008, the cost of restaurant sales at our five comparable Company-owned units was $1,513,000 or 67.8% of restaurant sales as compared to $1,477,000 or 66.3% of restaurant sales in the third quarter fiscal 2007. The percentage increase was primarily due to the effect of higher food prices and higher labor costs. Cost of sales also increased by $48,000 in the third quarter fiscal 2008 in connection with sales to our television retailer.

Restaurant operating expenses were $715,000 in both the third quarter fiscal 2008 and third quarter fiscal 2007. Higher marketing and repair costs were substantially offset by lower utility and insurance costs during the third quarter fiscal 2008.

Depreciation and amortization was $190,000 in the third quarter fiscal 2008 as compared to $186,000 in the third quarter fiscal 2007.

Amortization of intangible assets was $8,000 in the third quarter fiscal 2008 and $9,000 in the third quarter fiscal 2007.

General and administrative expenses increased by $121,000 to $2,172,000 in the third quarter fiscal 2008. The difference in general and administrative expenses was primarily due to professional fees of $96,000 associated with Nathan’s litigation against SMG, higher compensation costs of $67,000, higher business development costs of $31,000 in connection with the Branded Product Program and a $20,000 increase in Nathan’s stock-based compensation expense. These cost increases were partly offset by lower costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). We incurred $20,000 in SOX 404 compliance costs during the third quarter fiscal 2008 compared to $80,000 incurred in the third quarter fiscal 2007. We expect to incur higher general and administrative expenses during the remainder of the fiscal year related to future SMG litigation costs. The actual amounts of future SMG litigation costs are not presently determinable. We also expect to incur higher costs of SOX 404 compliance and the associated independent audit, which are estimated to be approximately $140,000 in SOX 404 compliance costs in the balance of the fiscal year.

Provision for Income Taxes from Continuing Operations

In the third quarter fiscal 2008, the income tax provision was $435,000 or 33.2% of income from continuing operations before income taxes as compared to $406,000 or 33.1% of income from continuing operations before income taxes in the third quarter fiscal 2007. For the thirteen weeks, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 40.6% during the third quarter fiscal 2008 and 38.7% during the third quarter fiscal 2007.

Discontinued Operations

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs to Miami Subs Capital Partners I, Inc. effective as of May 31, 2007. The results of operations of Miami Subs have been included as discontinued operations for the thirteen weeks ended December 24, 2006.

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS. The sale was completed during the first quarter fiscal 2008. The results of operations for these properties have been included as discontinued operations for the thirteen weeks ended December 24, 2006.

Thirty-nine weeks ended December 23, 2007 compared to thirty-nine weeks ended December 24, 2006

Revenues from Continuing Operations

Total sales increased by $1,767,000 or 6.5% to $28,853,000 for the thirty-nine weeks ended December 23, 2007 ("fiscal 2008 period") as compared to $27,086,000 for the thirty-nine weeks ended December 24, 2006 ("fiscal 2007 period"). Sales from the Branded Product Program increased by 8.4% to $15,955,000 for the fiscal 2008 period as compared to sales of $14,720,000 in the fiscal 2007 period. This increase was primarily attributable to increased sales volume of 7.5%. Total Company-owned restaurant sales (representing five comparable Nathan’s restaurants and one seasonal restaurant) increased by 9.9% to $10,798,000 as compared to $9,823,000 during the fiscal 2007 period. During the fiscal 2008 period, we experienced very favorable weather conditions during the summer season that had a positive impact on sales at our Coney Island locations. However, during December 2007, the unfavorable weather conditions in the Northeast had a negative impact on sales at our Company-owned locations as compared to December 2006. During the fiscal 2008 period, sales to our television retailer were approximately $443,000 lower than the fiscal 2007 period. Our television retailer reduced its number of special food airings during the fiscal 2008 period. As a result, Nathan’s did not run a “Today’s Special Value” which ran during the first quarter fiscal 2007 and there was a change in the timing of the “Try Me” specials. Nathan’s products were on air 50 times during the fiscal 2008 period as compared to 55 times during the fiscal 2007 period, which included eight “Today’s Special Value” airings.

Franchise fees and royalties increased by $468,000 or 13.4% to $3,958,000 in the fiscal 2008 period compared to $3,490,000 in the fiscal 2007 period. Franchise royalties were $3,228,000 in the fiscal 2008 period as compared to $3,069,000 in the fiscal 2007 period. Franchise restaurant sales increased by $1,552,000 to $74,564,000 in the fiscal 2008 period as compared to $73,012,000 in the fiscal 2007 period. Comparable domestic franchise sales (consisting of 140 Nathan’s restaurants) increased by $1,527,000 or 2.6% to $61,051,000 in the fiscal 2008 period as compared to $59,524,000 in the fiscal 2007 period. During December 2007, the unfavorable weather conditions in the Northeast had a negative impact on sales at a number of franchised locations as compared to December 2006. During the fiscal 2008 period, we recognized $29,000 of royalties that were previously deemed to be uncollectible as compared to $36,000 during the fiscal 2007 period. At December 23, 2007, 318 domestic and international franchised or limited-menu licensed units were operating as compared to 293 domestic and international franchised or licensed units at December 24, 2006. Royalty income from three domestic franchised locations was deemed unrealizable during the thirty-nine weeks ended December 23, 2007, as compared to two domestic franchised locations during the thirty-nine weeks ended December 24, 2006. Domestic franchise fee income was $411,000 in the fiscal 2008 period as compared to $248,000 in the fiscal 2007 period. International franchise fee income was $234,000 in the fiscal 2008 period, as compared to $173,000 during the fiscal 2007 period. During the fiscal 2008 period, 35 new franchised units opened, including 20 limited-menu licensed units, three units in Kuwait and one unit in the Dominican Republic. During the fiscal 2007 period, 13 new franchised units were opened including two units in Kuwait and one unit in Japan. We also recognized $85,000 in connection with a forfeited franchise agreement and development agreement fees during the fiscal 2008 period.

License royalties increased by $457,000 or 15.6% to $3,384,000 in the fiscal 2008 period as compared to $2,927,000 in the fiscal 2007 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $2,536,000 increased by $284,000 or 12.6%. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $2,217,000 during the fiscal 2008 period as compared to $1,965,000 during the fiscal 2007 period. We also earned higher royalties of $164,000 from our agreements for the sale of Nathan’s pet treats, hors d’ouvres and sales of hot dog and hamburger rolls at retail. Net royalties from all other license agreements in the fiscal 2008 period were $9,000 higher than the fiscal 2007 period.

Interest income was $811,000 in the fiscal 2008 period versus $453,000 in the fiscal 2007 period primarily due to higher interest earned on the increased amount of marketable securities owned during the fiscal 2008 period as compared to the fiscal 2007 period. Interest income during the fiscal 2008 period also included $109,000 earned on the promissory note held in connection with the sale of Miami Subs during the thirteen weeks ended June 24, 2007.

Other income was $115,000 in the fiscal 2008 period versus $52,000 in the fiscal 2007 period. This increase was primarily due to increased amounts earned on our Arthur Treachers’ products sold by other restaurant companies and a one time $30,000 consent fee earned in connection with a licensee’s refinancing.

Costs and Expenses from Continuing Operations

Cost of sales increased by $2,082,000 to $21,294,000 in the fiscal 2008 period from $19,212,000 in the fiscal 2007 period. Our gross profit (representing the difference between sales and cost of sales) was $7,559,000 or 26.2% during the fiscal 2008 period as compared to $7,874,000 or 29.1% during the fiscal 2007 period. This reduced margin is primarily due to the higher cost of beef, especially in connection with the Branded Product Program, where the cost of our hot dogs was approximately 9.1% higher during the fiscal 2008 period than the fiscal 2007 period. Commodity costs of our hot dogs during the fiscal 2007 period had continued to decrease until January 2007, when prices began to increase. During the first quarter fiscal 2008, our costs of hot dogs continued to escalate, hitting a peak in May 2007. Since then, prices have been lower, but are still higher than they were during the comparable fiscal 2007 period. We are uncertain about the future cost of our hot dogs. Overall, our Branded Product Program incurred higher costs totaling approximately $1,868,000. This increase is the result of the increased cost of product and higher sales volume during the fiscal 2008 period as compared to the fiscal 2007 period. During the fiscal 2008 period, the cost of restaurant sales at our six Company-owned units was $6,250,000 or 57.9% of restaurant sales as compared to $5,723,000 or 58.3% of restaurant sales in the fiscal 2007 period. The percentage decrease was primarily due to the effect that higher retail selling prices have had which lowered labor costs as a percentage of sales. During the first quarter fiscal 2008, we increased select menu prices between 5% and 10% in an attempt to offset some of the increased cost of product in our Company-owned restaurants. Beginning with the second quarter fiscal 2008, we have continued to realize the effects of the Branded Products price increase that took effect on June 15, 2007. Cost of sales also decreased by $313,000 in the fiscal 2008 period primarily due to lower sales volume to our television retailer.

Restaurant operating expenses increased by $48,000 to $2,466,000 in the fiscal 2008 period from $2,418,000 in the fiscal 2007 period. The increase during the fiscal 2008 period when compared to the fiscal 2007 period resulted primarily from higher utility costs of $32,000, marketing costs of $31,000 and maintenance costs of $27,000, which were partly offset by lower self-insurance costs of $44,000. During the fiscal 2008 period our utility costs were approximately 6.3% higher than the fiscal 2007 period. Based upon uncertain market conditions for oil and natural gas, we may continue to incur higher utility costs in the future.

Depreciation and amortization was $564,000 in the fiscal 2008 period as compared to $556,000 in the fiscal 2007 period.

Amortization of intangible assets was $25,000 in the fiscal 2008 period and $26,000 in the fiscal 2007 period.

General and administrative expenses increased by $229,000 to $6,395,000 in the fiscal 2008 period as compared to $6,166,000 in the fiscal 2007 period. The difference in general and administrative expenses was due to professional fees of $203,000 during the fiscal 2008 period associated with Nathan’s litigation against SMG, higher compensation costs of $124,000, higher business development costs of $69,000 in connection with Franchising and the Branded Product Program and a $43,000 increase in Nathan’s stock-based compensation expense. These cost increases were partly offset by lower SOX 404 compliance costs. We incurred $20,000 in SOX compliance costs during the fiscal 2008 period compared to $172,000 incurred in the fiscal 2007 period. We expect to incur higher general and administrative expenses during the remainder of the fiscal year related to future SMG litigation costs. The actual amounts of future SMG litigation costs are not presently determinable. We also expect to incur higher costs of SOX 404 compliance and the associated independent audit, which are estimated to be approximately $140,000 in SOX 404 compliance costs in the balance of the fiscal year.

Provision for Income Taxes from Continuing Operations

In the fiscal 2008 period, the income tax provision was $2,302,000 or 36.1% of income from continuing operations before income taxes as compared to $2,112,000 or 37.5% of income from continuing operations before income taxes in the fiscal 2007 period. For the thirty-nine weeks, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 40.6% during the fiscal 2008 period and 40.8% during the fiscal 2007 period.

Discontinued Operations

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs to Miami Subs Capital Partners I, Inc. effective as of May 31, 2007. Pursuant to the Stock Purchase Agreement, Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “Note”). Nathan’s realized a gain on the sale of $983,000 net of professional fees of $37,000 and recorded income taxes of $334,000 on the gain during the thirty-nine week period ended December 23, 2007. The results of Miami Subs including the gain on disposal, have been included as discontinued operations for the thirty-nine week periods ended December 23, 2007 and December 24, 2006.

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate. The property was made available to the buyer by May 29, 2007 and we received the sale proceeds on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the thirty-nine week period ended December 23, 2007. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for the thirty-nine week periods ended December 23, 2007 and December 24, 2006.

During the fiscal 2007 period, income of $39,000 and a gain of $400,000 were recorded into income from discontinued operations resulting from the collection of proceeds from the sale of our leasehold interest and certain reimbursable operating expenses that were not reasonably assured as of March 26, 2006 in connection with the fiscal 2006 sale of vacant property at Coney Island.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, other than a guarantee of a severance agreement as discussed in Note I of the Notes to Consolidated Financial Statements and a purchase commitment to acquire 1,785,000 lbs. of hot dogs between April and August 2008, as discussed in Note J to the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash and cash equivalents at December 23, 2007 aggregated $10,143,000, increasing by $3,211,000 during the fiscal 2008 period. At December 23, 2007, marketable securities were $23,141,000 and net working capital increased to $33,494,000 from $27,375,000 at March 25, 2007.

Cash provided by operations of $3,399,000 in the fiscal 2008 period is primarily attributable to net income of $5,803,000 less gains of $2,489,000 from the sale of Miami Subs, and sales of our leasehold interests, plus other non-cash items of $1,135,000. Changes in Nathan’s operating assets and liabilities decreased cash by $1,050,000, resulting principally from decreased accounts payable and other current liabilities of $829,000, increased accounts receivable of $640,000 and decreased deferred franchise fees of $83,000 which were partly offset by an increase in other liabilities of $557,000. The net decrease in accounts payable, other current liabilities and other long term liabilities of $272,000 is primarily due to the seasonal reduction in trade accounts payable. Accounts receivable increased because of timing differences in sales to our television retailer, and seasonal fluctuations in sales of the Branded Product Program. Deferred franchise fees decreased as a result of the franchised restaurant that opened during the period.

Cash was provided from investing activities of $734,000 in the fiscal 2008 period, primarily due to the sale of a leasehold interest and the sale of our subsidiary, Miami Subs totaling $1,691,000. We invested $1,089,000 in available-for-sale securities, redeemed $800,000 of maturing available-for-sale securities, incurred capital expenditures of $763,000 and received payment of $95,000 on a note receivable.

Cash was used in financing activities of $922,000 in the fiscal 2008, primarily from the purchase of 108,900 treasury shares at a cost of $1,928,000 as Nathan’s completed a prior stock repurchase plan as authorized by the Board of Directors. Cash was received from the proceeds of employee stock option and warrant exercises of $591,000 and the associated income tax benefit of $415,000.

Through December 23, 2007, Nathan’s purchased a total of 2,000,000 shares of common stock at a cost of approximately $9,086,000, concluding the second stock repurchase plan previously authorized by the Board of Directors. During the thirty-nine weeks ended December 23, 2007, the Company repurchased 108,900 shares if its common stock at a total cost of $1,928,000. On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company of which there have been no purchases as of December 23, 2007. Purchases may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

At December 23, 2007, there were three properties that we lease from third parties which we sublease to franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations by maturity (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4-5 Years	After 5 Years

Employment Agreements	$3,384	$1,184	$800	$800	$600
Operating Leases	2,590	1,227	1,253	110	-
Gross Cash Contractual Obligations	5,974	2,411	2,053	910	600

Sublease Income	635	232	355	48	-
Net Cash Contractual Obligations	$5,339	$2,179	$1,698	$862	$600

	Amount of Commitment Expiration Per Period
Other Contractual Commitment	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4-5 Years	After 5 Years

Commitment to purchase	$2,642	$2,642	$-	$-	$-
Total Other Contractual Commitment	$2,642	$2,642	$-	$-	$-

Management believes that available cash, marketable securities, and cash generated from operations should provide sufficient capital to finance our operations for at least the next twelve months. We also currently maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 23, 2007, Nathans’ cash and cash equivalents aggregated $10,143,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $25,400 per annum for each 0.25% change in interest rates.

Marketable securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 23, 2007, the market value of Nathans’ marketable securities aggregated $23,141,000. Interest income on these marketable securities would increase or decrease by approximately $57,900 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at December 23, 2007 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS
Municipal notes and bonds	$24,336	$23,931	$23,533	$23,141	$22,754	$22,371	$21,994

Borrowings

We maintain a $7,500,000 credit line at the prime rate (7.25% as of December 23, 2007). We have never borrowed any funds under this credit line. Accordingly, at December 23, 2007, Nathan’s had no outstanding borrowings under such credit line. In the event Nathan’s were to borrow money under its credit line, the interest rate payable on borrowings would be subject to market fluctuation as the prime rate changes. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. Since no borrowings are presently outstanding, fluctuations in interest rates would not have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. On January 7, 2008, following the period covered by this report, Nathan’s entered into a commitment to purchase 1,785,000 pounds of hot dogs for the period April through August 2008. This represents approximately 31.6% of Nathan’s usage during the comparable period in 2007. [Historically, we did not attempt to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, the majority of our future commodities purchases are subject to changes in the prices of such commodities]. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 23, 2007 would have increased or decreased our cost of sales by approximately $1,651,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 23, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are from time to time involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of such ordinary and routine litigation individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on our results of operations for the period in which the ruling occurs.

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

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which SMG acts as: (i) the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company’s primary supplier of frankfurters for the Company’s Nathan’s Famous restaurant system and Branded Products Program. On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred. As a result of this dispute, the Company and SMG each commenced separate actions against the other. SMG’s action was filed on July 30, 2007 in state court in Illinois and seeks, among other things, a declaratory judgement that SMG did not breach the License Agreement and that the Company may not terminate the License Agreement.The Company's action was filed on August 2, 2007, in New York State court and seeks a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois. At the present time, the Company is considering whether to appeal the ruling of the New York court, and the Illinois court is considering the Company’s motion to dismiss SMG’s case on forum non conveniens and other grounds.

Item 1A. Risk Factors

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

Any perceived or real health risks related to the food industry could adversely affect our ability to sell our products.

We are subject to risks affecting the food industry generally, including risks posed by the following:

*	food spoilage or food contamination,
*	consumer product liability claims,
*	product tampering, and
*	the potential cost and disruption of a product recall.

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

Nathan’s does not have the ability to effectively hedge all of its beef purchases using futures or forward contracts without incurring undue financial risk. Although Nathan’s has entered into a commitment to purchase 1,785,000 pounds of hot dogs for the period April through August 2008.

The loss of one or more of our key suppliers could lead to supply disruptions, increased costs and lower operating results.

The Company relies on one supplier for the majority of its frankfurters and another supplier for its supply of frozen french fries. An interruption in the supply of product from either one of these suppliers without the Company obtaining an alternative source of supply on comparable terms could lead to supply disruptions, increased costs and lower operating results.

The Company is currently engaged in litigation with its primary supplier of frankfurters for each of the Company’s major lines of business seeking a judicial declaration that the Company is entitled to terminate its License Agreement with such supplier. In anticipation of such termination, the Company is seeking one or more alternative sources of supply to commence immediately following the termination of the License Agreement (or sooner if necessary); however, the termination of the License Agreement presents a number of risks to the Company and its operations.

Although the Company believes that its frankfurter supplier is contractually obligated to perform its obligations under the License Agreement until its termination and the Company expects its frankfurter supplier to continue to discharge those obligations, there is no assurance that the supplier will do so. In addition, the Company and the frankfurter supplier have entered into a commitment to purchase pursuant to which the supplier has agreed to sell to the Company 1,785,000 pounds of frankfurters between April and August 2008. In the event that the frankfurter supplier breaches its contractual obligations under the License Agreement and/or the commitment to purchase by failing or refusing to manufacture and supply frankfurters for the Company’s restaurant and Branded Product Program operations or to manufacture, distribute, market and sell Nathan’s Famous frankfurters to the retail trade, there is no assurance that the Company could secure an alternate source of supply in a timely manner.

Additionally, all of the frozen french fries sold through its franchised restaurants are obtained from one supplier. In the event that the french fry supplier is unable to fulfill Nathan’s requirements for any reasons, including due to a significant interruption in its manufacturing operations, whether as a result of a natural disaster or for other reasons, such interruption could significantly impair the Company’s ability to operate its business on a day-to-day basis.

In the event that the Company is unable to find one or more alternative suppliers of frankfurters or french fries on a timely basis, there could be a disruption in the supply of product to Company’s owned and franchised restaurants and Branded Product accounts, which would damage the Company, its franchisees and Branded Product customers and, in turn, negatively impact the Company’s financial results. In addition, any gap in supply to retail customers would result in lost royalty payments to the Company, which could have a significant adverse financial impact on the Company’s results from operations. Furthermore, any gap in supply to retail customers may damage the Nathan’s Famous trademarks in the eyes of consumers and the retail trade, which damage might negatively impact the Company’s overall business in general and impair the Company’s ability to continue its retail licensing program.

Additionally, once secured, there is no assurance that any alternate sources of supply would be capable of meeting the Company’s specifications and quality standards on a timely and consistent basis or that the financial terms of such supply arrangement will be as favorable as the Company’s present terms with its frankfurter or french fry supplier, as the case may be.

Any of the foregoing occurrences may cause disruptions in supply of the Company’s frankfurter or french fry products, as the case may be, damage the Company’s franchisees and Branded Product customers, adversely impact the Company’s financial results and/or damage the Nathan’s Famous trademarks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not repurchased any equity securities during the quarter ended December 23, 2007

Item 6. Exhibits

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

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 1, 2008	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2008	By:	/s/ Ronald G. DeVos
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

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith.