Form 10-K
period 2008-03-30
NATHANS FAMOUS INC
filed 2008-06-12
CIK 69733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission File No. 0-3189

NATHAN’S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Old Country Road, Westbury, New York	11590
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	516-338-8500

Securities registered pursuant to Section 12(g) of the Act:

Title of class	Name of exchange on which registered
Common Stock – par value $.01	Nasdaq Stock Market

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter – September 23, 2007 - was approximately $90,501,000.

As of June 5, 2008, there were outstanding 6,183,183 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather, legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the ability to continue to attract franchisees; no material increases in the minimum wage; our ability to attract competent restaurant and managerial personnel; and the future effects of bovine spongiform encephalopathy, BSE, first identified in the United States on December 23, 2003; as well as those risks discussed from time to time in this Form 10-K annual report for the year ended March 30, 2008, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Item 1. Business

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s”, “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treachers Corp., owner of the Arthur Treachers brand, Miami Subs Corporation through May 30, 2007, owner of the Miami Subs brand and NF Roasters Corp. through April 23, 2008, owner of the Kenny Rogers Roasters brand.

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. Historically, our business has been the operation and franchising of quick service restaurant units featuring Nathan’s Famous brand all beef frankfurters, crinkle-cut French-fried potatoes, and a variety of other menu offerings. Our Nathan’s brand Company-owned and franchised units operate under the name "Nathan’s Famous," the name first used at our original Coney Island restaurant opened in 1916.

In addition to our company-owned and franchised restaurant operations, certain authorized third parties also manufacture, market and distribute various packaged products bearing the Nathan’s Famous trademarks to retail customers through supermarkets, club stores and other grocery-type outlets. Our retail program began in 1978 with the introduction at supermarkets of packaged Nathan’s Famous hot dogs and other meat products.

We and certain authorized third parties also sell Nathan’s Famous hot dogs to food service operators outside of the realm of a traditional franchise relationship. We refer to this line of business as the Branded Products Program. Introduced in fiscal 1998, our Branded Products Program allows food service operators to prepare and sell Nathan’s Famous hot dogs and certain other proprietary products while making limited use of the Nathan’s Famous trademark.

In addition to the Nathan’s Famous brand and trademarks, we also own the Arthur Treacher’s brand and trademarks, which our NF Treachers Corp. subsidiary acquired on February 28, 2006. Before the acquisition, we were party to a licensing arrangement with the prior owners of Arthur Treacher’s that permitted us to include limited menu Arthur Treacher’s operations within Nathan’s Famous and Miami Subs restaurants. Today, we continue to use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants.

We recently sold our interests in two other branded restaurant systems. On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation, to Miami Subs Capital Partners I, Inc. effective as of May 31, 2007. Pursuant to the Stock Purchase Agreement, Nathan’s sold all of the stock of Miami Subs Corporation in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000. Miami Subs Corporation had been acquired by us in September 1999.

Similarly, on April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp., to Roasters Asia Pacific (Cayman) Limited. Pursuant to the Stock Purchase Agreement, Nathan’s sold its stock in NF Roasters Corp. in exchange for approximately $4,000,000 in cash plus certain accruals. NF Roasters Corp. was formed by Nathan’s in 1999 to become the franchisor of the Kenny Rogers Roasters restaurant system through the acquisition of the intellectual property rights, including trademarks, recipes and franchise agreements, of Roasters Corp. and Roasters Franchise Corp., both of which were then involved in bankruptcy proceedings. During our period of ownership, we used the Kenny Rogers Roasters trademarks and products primarily as a branded chicken menu-line extension for inclusion in certain Nathan’s Famous and Miami Subs restaurants.

For the past several years, our primary focus has been the expansion of the Nathan’s Famous brand. Specifically, we have sought to maximize the number of points of brand representation and product sales throughout our various channels of distribution. In this regard, we have concentrated our efforts on: expanding the number of food service locations participating in the Nathan’s Famous Branded Products Program; expanding the number of domestic franchised and licensed Nathan’s Famous restaurant units through the development and opening of new and different types of locations, as well as the development of an international franchising program; expanding our retail licensing programs for packaged Nathan’s Famous products through new product introductions and geographic expansion; and operating our existing Company-owned restaurants.

As a result of these efforts, as of March 30, 2008, our Nathan’s Famous restaurant system has grown to 224 franchised or licensed units and six Company-owned units (including one seasonal unit) located in 22 states and 4 countries, our Nathan’s Famous Branded Products Program had approximately 11,000 participating food service locations throughout all 50 states, and Nathan’s Famous packaged frankfurters and other products were offered for sale within supermarkets and club stores in 45 states.

Our revenues are generated primarily from sales of products pursuant to our Branded Product Program and in our Company-owned restaurants, as well as from the fees, royalties and other sums we earn from our franchising and retail licensing activities.

We plan to continue expanding the scope and market penetration of our Branded Product Program, further develop the restaurant operations of existing Nathan’s Famous franchised and Company-owned outlets, open new Nathan’s Famous franchised outlets in traditional or captive market environments, expand the Nathan’s Famous retail licensing programs and continue to co-brand within our restaurant system. We may also selectively consider opening new Company-owned restaurants. We shall attempt to further develop our international presence through the use of franchising and distribution agreements based upon individual or combined use of our business alternatives.

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

Nathan’s hot dogs are all beef and are free from all fillers and starches. Hot dogs are flavored with the original secret blend of spices provided by Ida Handwerker in 1916, which historically have distinguished Nathan’s hot dogs. Our hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 90 years. Our signature crinkle-cut French fried potatoes are featured at each Nathan’s restaurant. Nathan’s French fried potatoes are cooked in 100% cholesterol-free oil. We believe that the majority of sales in our Company-owned units consist of Nathan’s Famous hot dogs, crinkle-cut French fried potatoes and beverages.

Individual Nathan’s restaurants supplement their core menu of hot dogs, French fries and beverages with a variety of other quality menu choices including: char-grilled hamburgers, crispy chicken tenders, char-grilled chicken sandwiches, Philly cheese-steaks, selected seafood items, a breakfast menu and assorted desserts and snacks. While the number of supplemental menu items carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Each of these supplemental menu options consists of a number of individual items; for example, the hamburger menu may include char-grilled bacon cheeseburgers, double-burgers and super cheeseburgers. We maintain the same quality standard with each of Nathan’s supplemental menus as we do with Nathans’ core hot dog and French fried potato menu. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. Nathan’s also has a “Kids Meal” program in which various menu alternatives are combined with toys to appeal to the children’s market. Soft drinks, iced tea, coffee and old fashioned lemonade and orangeade are also offered. The Company continually evaluates new products. In the course of its evaluations, the Company is cognizant of consumer trends, including a trend toward perceived “healthier” products. In addition to its well-established, signature products, the Company offers for sale in many of its restaurants up to seven chicken products, six fish products, and five salad, soup, and vegetable products. Additionally, in all restaurants French fries are prepared in cholesterol-free oil.

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

We believe Nathan’s carts, kiosks, modular units and food court designs are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry foodservice, within larger retail operations and other captive markets. Many of these settings may also be appropriate for our expanding Branded Product Program. All of these units feature the Nathan’s logo and utilize a contemporary design.

Arthur Treachers Fish-n-Chips Concept and Menu

Arthur Treacher’s Fish-n-Chips, Inc. was originally founded in 1969. Arthur Treacher's main product is its "Original Fish N Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The full menu restaurants emphasize the preparation and sale of batter-dipped fried seafood and chicken dishes served in a quick service environment. Other Arthur Treacher's products that may be offered in full menu restaurants include chicken, shrimp, clams and an assortment of other seafood combination dishes. The full menu restaurants operate a sit-down style, quick serve operation under a uniform business format consisting of methods, procedures, building designs, décor, color schemes and trade dress. The restaurant format also utilizes certain service marks, logos, copyrights and commercial symbols. Currently, Arthur Treacher’s products are served within 57 Nathan’s Famous and 44 Miami Subs restaurants, whereby the menu generally consists of fish fillets, shrimp, clams and hush puppies. The Arthur Treacher’s brand is generally represented in these restaurants by the use of limited trade dress, certain service marks, logos, copyrights and commercial symbols.

Kenny Rogers Roasters Menu

Over the last five years, Nathan’s focused the use of the Kenny Roger Roasters brand as a co-brand that was located within Nathan’s and Miami Subs restaurants utilizing certain “signature” Kenny Rogers Roasters products, which may include chicken sandwiches, chicken tenders and chicken wings, as part of the restaurant’s menu offering.

At March 30, 2008, the Kenny Rogers Roasters restaurant system consisted primarily of approximately 98 traditional restaurants operating internationally and approximately 100 co-branded representations whereby certain signature items are included on the menu within the Nathan’s Famous and Miami Subs domestic restaurant systems. On April 23, 2008, we sold NF Roasters Corp., our Kenny Rogers Roasters subsidiary, but retained the right to continue using the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in existing Nathan’s Famous and Miami Subs restaurants.

Miami Subs Menu

Prior to the sale of Miami Subs effective May 31, 2007, Nathan’s operated Miami Subs as the franchisor of the Miami Subs concept which featured a wide variety of moderately priced lunch, dinner and snack foods, including hot and cold submarine sandwiches, various ethnic foods such as gyros and pita sandwiches, flame grilled hamburgers and chicken breast sandwiches, cheese-steaks, chicken wings, fresh salads, ice cream and other desserts. Nathan’s also introduced its Nathan’s, Kenny Rogers Roasters and Arthur Treachers signature products into a number of Miami Subs restaurants. Soft drinks, iced tea, coffee and old fashioned lemonade were offered.

At the time of sale, the Miami Subs restaurant system consisted of approximately 65 restaurants. In connection with the sale, Miami subs retained the right to continue offering the Nathan’s, Kenny Rogers Roasters and Arthur Treachers signature products within their restaurant system. At March 30, 2008,  Nathan’s and or Arthur Treacher’s products were sold in 44 Miami Subs locations.

Franchise Operations

At March 30, 2008, our franchise system, including our Nathan’s Famous and Kenny Rogers restaurant concepts, consisted of 322 units operating in 22 states and 11 foreign countries.

Our franchise system counts among its 87 franchisees and licensees such well-known companies as HMS Host, ARAMARK Leisure Services, Inc., Delaware North, Centerplate (formerly known as Service America Corp.), Culinart, Loews Cineplex, National Amusements, Hershey Entertainment and Six Flags Theme Parks. We continue to seek to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital. During fiscal 2008, we began marketing our limited-menu Frank and Fry program that provides qualified foodservice operators the ability to offer a Nathan’s Famous menu of hot dogs, crinkle cut French fries, proprietary toppings, and perhaps corn dog nuggets, corn dogs on a stick , chicken tenders and old fashioned lemonade and orangeade.

During our fiscal year ended March 30, 2008, no single franchisee accounted for over 10% of our consolidated revenue. At March 30, 2008, HMS Host operated 27 franchised outlets, including nine units at airports, 13 units within highway travel plazas and five units within malls. Additionally, at March 30, 2008, HMS Host operated 33 locations featuring Nathan’s products pursuant to our Branded Product Program.

Nathan’s Standard Franchise Program

Franchisees are required to execute a standard franchise agreement prior to opening each Nathan’s Famous unit. Our current standard Nathan’s Famous franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 5.5% of restaurant sales and the expenditure of 2.0% of restaurant sales on advertising. We may offer alternatives to the standard franchise agreement, having to do with franchise fees or advertising requirements. The initial term of the typical franchise agreement is 20 years, with a 15-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

Franchisees are approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the proposed scope of the development agreement.

We provide numerous support services to our Nathan’s Famous franchisees. We assist in and approve all site selections. Thereafter, we provide architectural plans suitable for restaurants of varying sizes and configurations for use in food court, in-line and free standing locations. We also assist in establishing building design specifications, reviewing construction compliance, equipping the restaurant and providing appropriate menus to coordinate with the restaurant design and location selected by the franchisee. We typically do not sell food, equipment or supplies to our standard franchisees.

We offer various management-training courses for management personnel of Company-owned and franchised Nathan’s Famous restaurants. At least two restaurant managers from each restaurant must successfully complete our mandated management-training program. We also offer additional operations and general management training courses for all restaurant managers and other managers with supervisory responsibilities. We provide standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs. We also provide ongoing advice and assistance to franchisees. We host periodic “Focus on Food” meetings with our franchisees to discuss upcoming marketing events, menu development and other topics, each of which is created to provide system-wide benefits.

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us and applied on a system-wide basis. We continuously monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise or license agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise or license agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 30, 2008, (“fiscal 2008") franchisees opened 46 new Nathan’s Famous franchised or licensed units in the United States (including 28 Frank and Fry limited-menu units) and no agreements were terminated for non-compliance.

Franchisees who desire to open multiple units in a specific territory within the United States may enter into an area development agreement under which we would expect to receive an advance fee based upon the number of proposed units which the franchisee is authorized to open. As units are opened under such agreements, a portion of such advance may be credited against the franchise fee payable to us as provided in the standard franchise agreement. We may also grant exclusive territorial rights in foreign countries for the development of Nathan’s units based upon compliance with a predetermined development schedule. Additionally, we may further grant exclusive manufacturing and distribution rights in foreign countries. In all international situations, we expect to require an exclusivity fee to be conveyed for such exclusive rights.

Nathan’s Limited-menu Frank and Fry Franchise program

The Nathan’s Famous Frank and Fry Program was launched at the end of our fiscal year ended March 25, 2007 (“fiscal 2007”). Through this program, Nathan’s Famous provides qualified foodservice operators the ability to offer a Nathan’s Famous menu of hot dogs, crinkle cut French fries, proprietary toppings, and perhaps corn dog nuggets, corn dogs on a stick, chicken tenders and old fashioned lemonade and orangeade. Under the Nathan’s Famous Frank and Fry Program, the operator may use Nathan’s Famous trademarks as signage and as a part of its menu boards. Additionally, the operator may use Nathan’s Famous paper goods and point of sale marketing materials. Nathan’s Famous also provides architectural and design services, training and operation manuals in conjunction with this program. The operator provides Nathan’s Famous with a fee and is required to sign a 10 year license agreement. Nathan’s Famous does not collect a royalty directly from the operator and the operator is not required to report sales to Nathan’s as required by the standard franchise arrangements. Nathan’s Famous derives its profit from the sale of products to the Frank and Fry operator.

As of March 30, 2008, the Frank and Fry Program was comprised of 31 outlets. Brusters Real Ice Cream, a premium ice cream franchisor, headquartered in Western Pennsylvania with more than 250 company-owned and franchised ice cream shops located largely in the southeast United States, has adopted the Nathan’s Famous Frank and Fry program as a means to add incremental sales and profits to their existing ice cream shops. As of March 30, 2008, Brusters Real Ice Cream shops operated 24 Nathan’s Famous Frank and Fry operations with an additional 14 under development. We anticipate this program will continue to grow during the next fiscal year.

Arthur Treachers

At the time of our acquisition of Miami Subs in fiscal 2000, Miami Subs had an existing co-branding agreement with the franchisor of the Arthur Treacher’s Fish N Chips restaurant system permitting Miami Subs to include limited-menu Arthur Treacher’s restaurant operations within Miami Subs restaurants (the “AT Co-Branding Agreement”). Through our acquisition of Miami Subs, we were able to extend the terms of the AT Co-Branding Agreement to allow the inclusion of a limited number of Arthur Treacher’s menu items within Nathan’s Famous restaurants as well. Since that time, our co-branding efforts with the Arthur Treacher’s concept have been extremely successful. As of March 30, 2008, there were Arthur Treacher’s co-branded operations included within 57 Nathan’s Famous and 44 Miami Subs restaurants.

To enable us to further develop the Arthur Treacher’s brand, we acquired all trademarks and other intellectual property relating to the Arthur Treacher’s brand from PAT Franchise Systems, Inc. (“PFSI”) on February 28, 2006 and terminated the AT Co-Branding Agreement. Simultaneously, we granted back to PFSI a limited license to use the Arthur Treacher’s intellectual property solely for the purposes of: (a) PFSI continuing to permit the operation of its existing Arthur Treacher’s franchised restaurant system (which PFSI informed us consisted of approximately 60 restaurants); and (b) PFSI granting rights to third parties who wish to develop new traditional Arthur Treacher’s quick service restaurants in Indiana, Maryland, Michigan, Ohio, Pennsylvania, Virginia, Washington D.C. and areas of Northern New York State (collectively, the “PFSI Markets”). We retained certain rights to sell franchises for the operation of Arthur Treacher’s restaurants in certain circumstances within the geographic scope of the PFSI Markets. As a result of this transaction, we are now the sole owner of all rights to the Arthur Treacher’s brand and the exclusive franchisor of the Arthur Treacher’s restaurant system (subject to the limited license granted back to PFSI for the PFSI Markets). We no longer have any ongoing obligation to pay fees or royalties to PFSI in connection with our use of the Arthur Treacher’s system. Similarly, PFSI has no obligation to pay fees or royalties to us in connection with its use of the Arthur Treacher’s system within the PFSI Markets.

Currently, our primary intention is to continue to include co-branded Arthur Treacher’s operations within existing and new Nathan’s Famous restaurants, as well as to explore alternative distribution channels for Arthur Treacher’s products. Additionally, we may explore in the future a franchising program focused on the expansion of traditional, full-menu Arthur Treacher’s restaurants outside of the PFSI Markets.

Kenny Rogers Roasters Domestic Franchise Program

Subsequent to our acquisition of the Kenny Rogers Roasters brand out of the bankruptcies of Roasters Corp. and Roasters Franchise Corp., we emphasized co-branding certain signature items from the Kenny Rogers Roasters menu into the Nathan’s Famous and Miami Subs restaurant systems and we did not generally seek to add new franchisees of traditional Kenny Rogers Roasters restaurants to the franchise system. Nevertheless, franchisees of approximately 60 traditional domestic Kenny Rogers Roasters restaurants operated under the previous franchise system elected to “opt-in” to our bankruptcy reorganization plan in March of 2000; however, as of March 30, 2008, only one such unit was still operating. On April 23, 2008, we sold NF Roasters Corp., our Kenny Rogers Roasters subsidiary, and retained the right to continue using the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in existing Nathan’s Famous and Miami Subs restaurants.

Company-owned Nathan’s Restaurant Operations

As of March 30, 2008, we operated six Company-owned Nathan’s units, including one seasonal location in New York. Company-owned units currently range in size from approximately 440 square feet to 10,000 square feet and are principally freestanding buildings. All restaurants, except our seasonal boardwalk location in Coney Island, New York, have seating to accommodate between 60 and 350 customers. The restaurants are designed to appeal to all ages and are open seven days a week. We have established high standards for food quality, cleanliness and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards. Three of our Company-owned restaurants have contemporary service areas, seating, signage and general décor.

Three of the remaining Company-owned restaurants are older and significantly larger units, which do not conform to contemporary designs. These units carry a broader selection of menu items than current designs. The items offered at our restaurants, other than the core menu, tend to have lower margins than the core menu. The older units require significantly higher levels of initial investment than current franchise designs and tend to operate at a lower sales/investment ratio. Consequently, we do not intend to replicate these older units in future Company-owned units.

Company-owned Kenny Rogers Roasters Restaurant Operations

In April 2002, we opened a new limited-menu Kenny Rogers food court type outlet as part of a major remodeling of a large Company-owned Nathan’s facility in Oceanside, New York. That particular Kenny Rogers Roasters operation was discontinued in June 2005. At March 30, 2008, we did not operate any Company-owned stand-alone Kenny Rogers Roasters restaurants.

International Development

As of March 30, 2008, our franchisees operated 116 units in 11 foreign countries having significant operations within Malaysia and the Philippines. The vast majority of foreign operations consisted of approximately 97 Kenny Rogers Roasters units, although the restaurant system also included 19 foreign Nathan’s Famous franchise operations. During the current fiscal year our international franchising program consisted of the openings of four Nathan’s Famous restaurants in Kuwait and one Nathan’s Famous restaurant in the Dominican Republic.

During fiscal 2003, we executed a Master Franchise Agreement and a Distribution and Manufacturing Agreement for the Nathan’s Famous and Miami Subs rights in Japan, which we terminated during fiscal 2008 for non-compliance with the development schedule. During fiscal 2007, we executed a Master Franchise Agreement and a Distribution Agreement for Nathan’s rights in the United Arab Emirates, pursuant to which our first unit opened in Dubai in April 2008. We may continue to grant exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, which would require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally though the use of master franchising agreements based upon individual or combined use of our existing restaurant concepts and for the distribution of Nathan’s products. During the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, total revenue derived from Nathan’s international operations, was approximately 1.8%, 3.0% and 3.3% respectively, of total revenue. See “Risk Factors”.

Location Summary

The following table shows the number of our Company-owned and franchised or licensed units in operation at March 30, 2008 and their geographical distribution:

		Franchise
	Company	or License(1)	Total
Domestic Locations
Arizona	-	2	2
California	-	6	6
Connecticut	-	6	6
Delaware	-	1	1
Florida	-	26	26
Georgia	-	14	14
Kentucky	-	2	2
Maine	-	1	1
Massachusetts	-	4	4
Michigan	-	1	1
Mississippi	-	2	2
Missouri	-	3	3
Nevada	-	7	7
New Jersey	-	37	37
New York	6	61	67
North Carolina	-	4	4
Ohio	-	8	8
Pennsylvania	-	9	9
Rhode Island	-	1	1
South Carolina	-	3	3
Texas	-	1	1
Virginia	-	7	7
Domestic Subtotal	6	206	212

International Locations
China	-	8	8
Cyprus	-	1	1
Dominican Republic	-	3	3
Egypt	-	3	3
Hong Kong	-	2	2
Japan	-	4	4
Kuwait	-	11	11
Malaysia	-	31	31
Philippines	-	44	44
Singapore	-	4	4
United Arab Emirates	-	5	5
International Subtotal	-	116	116
Grand Total	6	322	328

(1)	Amounts include 31 units operated pursuant to our Frank and Fry limited-menu license program and excludes units operating pursuant to our Branded Product Program.

Branded Product Program

The “Branded Product Program” was launched during fiscal 1998. The program was expressly created to provide a new vehicle for the sale of Nathan’s hot dogs and other proprietary items. Through this program, Nathan’s provides qualified foodservice operators in a variety of venues the opportunity to capitalize on Nathan’s valued brand, by marketing and selling certain Nathan’s Famous signature products. In conjunction with the program, the operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s point of purchase materials. We earn income by selling our products either directly to the end users or to various foodservice distributors who provide the product to retailers.

As of March 2008, the Branded Product Program was comprised of approximately 11,000 points of sale. The program is unique in its flexibility and broad appeal. Hot dogs are offered in a variety of sizes and even come packaged with buns for vending machine use. The Canteen Corporation, America’s largest vending Company, uses Nathan’s packaged hot dogs as part of its system. During fiscal 2008, Nathan’s hot dogs continued to be promoted as part of the pretzel dogs sold at over 730 Auntie Anne’s, which honored Nathan’s as the “Vendor of the Year” for 2005. Nathan’s hot dogs are now featured in over 1,500 Subway restaurants operating within Wal-Mart stores. During January 2006, we began testing the sale of our products within restaurants in 60 K-Mart Stores in Florida. Since then, we have introduced our product into approximately 760 K-Marts.

During the past three years, the number of locations offering Nathan’s branded products has been significantly expanded. Today, Nathan’s Famous hot dogs are being offered in major hotel and casino operations such as Park Place Entertainment (including Caesar’s, Paris, Bally’s and Flamingo), as well as by all of the Trump Casino operations in Atlantic City, New Jersey. National movie theaters, such as National Amusements, Loews Theaters, Century Theaters and Muvico, also offer Nathan’s Famous hot dogs at their concession stands. A wide variety of colleges and universities serve Nathan’s Famous hot dogs. Our products are also offered in the cafeteria at the House of Representatives and the Bethesda Naval Hospital. The Nathan’s Famous hot dog was named as the official non-kosher hot dog of the New York Yankees for the 2001-2008 baseball seasons. Nathan’s Famous was also named as the official hot dog of the New York Mets for the 2005 - 2008 baseball seasons.

Additionally, Nathan’s is offered in retail environments, universities, entertainment centers, casinos, airport and travel plazas, restaurants and convenience stores throughout the nation. Nathan’s Famous hot dogs are currently being offered at a variety of restaurant chains such as Subway, Auntie Annes, Johnny Rockets and Flamers.

Nathan’s expects to seek out and evaluate a variety of alternative means to maximize the value of our Branded Product Program.

Expansion Program

We expect to continue the growth of our Branded Product Program through the addition of new points of sale, primarily for Nathan’s Famous hot dogs. We intend to compliment our prior strategy whereby we were focused on sales to various retail chains, by also targeting sales to broad line food distributors. We continue to believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

We also expect to continue opening traditional and limited-menu Nathan’s Famous franchised units individually and on a co-branded basis, expanding product distribution through various means such as branded products and retail licensing arrangements, developing master franchising programs in foreign countries and continuing to introduce our restaurant concepts’ signature products through co-branding efforts within our restaurant system.

We may selectively consider opening new Company-owned Nathan’s units on an opportunistic basis. Existing Company-owned units are located in the New York metropolitan area, where we have extensive experience in operating restaurants. We may consider new opportunities in both traditional and captive market settings.

We believe that our international development efforts will continue to garner a variety of interest as a result of the unique product distribution opportunities that we now offer. Because of the scalability of our concept and menu offerings, we believe that there are also opportunities to co-brand our restaurant concept and/or menu items with other restaurant concepts internationally. We believe that in addition to restaurant franchising, there is the opportunity to further increase revenues by offering master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, sub-franchising restaurants to others, licensing the manufacture of our signature products, selling our signature products through supermarkets or other retail venues and allowing for the further development of our Branded Product Program. Qualified persons or entities must have satisfactory foodservice experience managing multiple units, the appropriate infrastructure and the necessary financial resources to support the development of the business.

During fiscal 2004, we first test marketed the sale of Nathan’s Famous hot dogs on the QVC television network. Since then, we have sought to capitalize on this opportunity by working closely with QVC and developing new products. During fiscal 2006, Nathan’s products were presented on 53 airings on QVC, including being featured as a “Today’s Special Value.” During fiscal 2007, we had 59 airings on QVC, including a special “Try Me” offer throughout April 2006, its “Tenth Anniversary Grilling Show” on May 8, 2006, and were featured as a “Today’s Special Value” on June 22, 2006. QVC reduced its number of special food airings during the fiscal 2008 period. As a result, Nathan’s did not run a “Today’s Special Value” which ran during the first quarter fiscal 2007 and there was a change in the timing of the “Try Me” specials. Nathan’s Famous products were on air 55 times during the fiscal 2008 period, which included eight “Today’s Special Value” airings. We have continued to develop new products for sale by QVC, such as pretzel dogs and “Franks ‘n Blankets”, which were very successful; we currently have additional new products in development. We intend to continue to work with QVC to develop this distribution channel throughout fiscal 2009.

Co-branding

We believe that there is a continuing opportunity for co-branding our restaurant concept and/or menu items with other restaurant concepts, as well as within our restaurant system. Franchisees that have co-branded a Nathan’s Famous restaurant with our other brands received a current Uniform Franchise Offering Circular (“UFOC”) and executed a participation agreement as a rider to their franchise agreement. Since fiscal 2002, we have executed our co-branding strategy within the Nathan’s Famous restaurant system by adding the Arthur Treacher’s and Kenny Rogers Roasters brands into Nathan’s Famous restaurants. We intend to continue a co-branding effort with the Arthur Treacher’s brand with new and existing Nathan’s Famous franchisees in the future. We also intend to expand our co-branding efforts beyond the Nathan’s restaurant system, with the limited-menu Frank and Fry and traditional franchising programs.

At March 30, 2008, the Arthur Treacher’s brand was being sold within 57 Nathan’s restaurants and the Kenny Rogers Roasters brand was being sold within 56 Nathan’s restaurants. After the sale of Miami Subs effective May 31, 2007, we continued to co-brand our signature products within their restaurant system. At March 30, 2008, Nathan’s and Arthur Treacher’s products were sold in 44 Miami Subs locations. Notwithstanding our sale of the Kenny Rogers franchisor in April 2008, we have the right to continue to sell Kenny Rogers products in existing Nathan’s locations and to receive the revenue from those sales. Consequently, we intend to continue to seek to co-brand Kenny Rogers in those Nathan’s Famous locations.

We believe that our diverse brand offerings compliment each other, which has enabled us to market franchises of co-branded units and continue co-branding within existing franchised units. We also believe that our various restaurants’ products provide us with strong lunch and dinner day-parts.

We continue to market co-branded units, generally promoting Nathan’s as the “Host Restaurant”, within the United States and internationally. We believe that a multi- branded restaurant concept offering strong lunch and dinner day parts is very appealing to both consumers and potential franchisees. Such restaurants are designed to allow the operator to increase sales and leverage the cost of real estate and other fixed costs to provide superior investment returns as compared to many restaurants that are single branded.

Licensing Program

We license SMG, Inc. and its affiliates (collectively, “SFG”) to produce packaged hot dogs and other beef products according to Nathans’ proprietary recipes and spice formulations, and to use “Nathan’s Famous” and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, club stores and groceries. The supply/license agreement with SFG (the “License Agreement”) provides for royalties ranging between 3% and 5% of sales. The percentage varies based on sales volume, with escalating annual minimum royalties. Earned royalties of approximately $3,154,000 in fiscal 2008 and $2,975,000 in fiscal 2007 exceeded the contractual minimums established under the agreement. Historically, supermarket sales of our hot dogs were concentrated in the New York metropolitan area. However, over the past several years, Nathan’s own marketing efforts have dramatically increased brand awareness and allowed significant geographic expansion. As of March 30, 2008, Nathan’s Famous packaged hot dogs were being sold within supermarkets located in 45 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the “Nathan’s Famous” hot dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned from this product line were approximately 66% of our fiscal 2008 retail license revenues. The License Agreement was scheduled to expire in 2014. (Please see Item 1A “Risk Factors” and Item “Legal Proceedings.” )

We license the manufacture of the proprietary spices and marinade which are used to produce Nathan’s Famous hot dogs. During fiscal 2008 and 2007, we earned $467,000 and $415,000 respectively, under this agreement.

We license the manufacture and sale of hot dogs to John Morrell and Company under our Branded Product Program. During fiscal 2008 and 2007, we earned $462,000 and $362,000 respectively, under this agreement.

During fiscal 2008, our licensee ConAgra Lamb-Weston, Inc. continued to produce and distribute Nathan’s Famous frozen French fries at retail. During fiscal 2008, Nathan’s Famous onion rings and potato pancakes were introduced into the market. These products were distributed primarily in New York City supermarkets during fiscal 2008. During fiscal 2008 and 2007, we earned our minimum royalties of $180,000 and $150,000, respectively, under this agreement. During fiscal 2009, ConAgra Lamb-Weston, Inc. exercised its first option to extend the license agreement through July 2013.

During fiscal 2008, we continued to license the right to manufacture and sell miniature bagel dogs, franks in a blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores solely for off-site consumption and the right to manufacture and sell a variety of snack foods such as beef sticks and gummy dogs, as well as pet snack food treats. Royalties earned under these agreements were approximately $285,000 during fiscal 2008 and $115,000 during fiscal 2007.

During fiscal 2008, certain products were also distributed under various other licensing agreements including Hermann Pickle Packers, Inc., Gold Pure Food Product’s Co., Inc. and others. These companies licensed the “Nathan’s Famous” name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut, pickles and certain bread products. These products have been distributed on a limited basis. Fees and royalties earned during fiscal 2008 were approximately $204,000 and $179,000 during fiscal 2007.

Provisions and Supplies

Our proprietary hot dogs for sale by our restaurant system, Branded Products Program and at retail are produced primarily by SFG, Inc. in accordance with Nathans’ recipes, quality standards and proprietary spice formulations. Nathan’s proprietary hot dogs are manufactured by two other manufacturers for sale by our restaurant system and Branded Products Program. Nathan’s believes that we have a reliable source of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. See “Risk Factors.” Saratoga Specialties has continued to produce Nathans’ proprietary spice formulations. Our hot dogs are also currently being produced by a third manufacturer for sale within our restaurant system. Our frozen French fries are produced exclusively by ConAgra Foodservice. Most other Company provisions are purchased and obtained from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants to ensure adequate supply of high quality items at competitive prices.

We utilize a unified source for the distribution needs of our restaurant system pursuant to a national food distribution contract with US Foodservice, Inc. Effective July 1, 2006, we entered into a new agreement with US Foodservice, Inc. The term continues through October 30, 2009, unless terminated earlier in accordance with the provisions of the agreement. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement not only ensures availability of product but is more efficient and cost effective than having multiple distributors for our restaurant system. Our Branded Products are delivered to our ultimate customers throughout the country by numerous distributors including US Foodservice and SYSCO Corporation.

Marketing, Promotion and Advertising

Nathan’s

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, within supermarkets and club stores and also on television. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we have been able to further penetrate the markets that we serve and have also entered new markets. We also derive further recognition from the Nathan’s Famous Hot Dog eating contests. Last year, we hosted 14 regional contests in a variety of high profile locations such as Mall of America, Bank Atlantic Center and Shea Stadium, as well as within the cities of San Francisco, CA, Tempe, AZ, Las Vegas, NV, New York, NY, and Atlanta, GA. These regional contests culminate on the Fourth of July as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” The regional contests typically garner significant amounts of local publicity and the national championship contest that is held on the Fourth of July generates significant nationwide publicity. The national championship contest has been broadcast live on ESPN since 2004.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further our brand recognition. In addition to the branded signage opportunity at each stadium, Nathan’s is given the opportunity to sell our signature all beef hot dog and crinkle cut French fries. In most venues, Nathan’s Famous hot dogs and French fries are sold at Nathan’s Famous trade dressed concession stands and as menu items that are served in suites and premium seating areas. Some of Nathan’s current sports sponsorships include Professional Baseball; Yankee Stadium-New York Yankees, Shea Stadium-New York Mets, Professional Hockey and Basketball; Nassau Coliseum-New York Islanders, TD Bank North Arena-Boston Celtics and Boston Bruins, American Airlines Arena-Miami Heat and the new Prudential Center - New Jersey Devils. In addition to marketing our products to a combined attendance at these venues exceeding 10,000,000 fans per year the Nathan’s Famous brand has also been televised regionally, nationally and internationally.

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathans’ Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising funds up to 2.0% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund must be expended on local programs approved by us as to form, content and method of dissemination.

Throughout fiscal 2008, Nathans’ primary restaurant marketing emphasis continued to be focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.” We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

In May 2008, Nathan’s is scheduled to expand its marketing efforts through the simultaneous use of Cable Television, Radio and Free-standing inserts with coupons in several Sunday newspapers. This joint media campaign is expected to reach more than 20 million homes surrounding more than 90 Nathan’s Company-owned and franchised restaurants. This program will be centered around the launch of four “New Dogs”; a variety of sandwiches served on hot dog rolls.

The objective of our Branded Product Program has historically been to provide our foodservice operator customers with value added, high quality products that are supported with high quality and attractive point of sale materials and other forms of operational support.

During the fiscal 2008 period, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national, regional and local distributor trade shows. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests.

Most of the sales of franchises and our arrangements with Branded Product Program points of sale are achieved through the direct effort of Company personnel. In addition, we engage a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2009, we expect to utilize our network of foodservice brokers and distributors more extensively.

We believe that the Company’s overall sales and exposure have also been complemented by the sales of Nathan’s Famous hot dogs and other Nathan’s products on the QVC Network.

Miami Subs

We sold our Miami Subs operations effective May 31, 2007. Prior to the sale, we maintained a separate Production Advertising Fund for the creation and development of advertising, marketing, public relations, research and related programs for the Miami Subs system, as well as for other activities that were deemed appropriate. The unexpended funds were transferred to the acquirer in connection with the sale.

Kenny Rogers Roasters

We sold our Kenny Rogers Roasters operations effective April 23, 2008. Prior to the sale, we maintained an advertising fund on behalf of the Kenny Rogers Roasters franchise system for regional and national advertising under the NF Roasters Corp. Franchise Agreement. During fiscal 2008, there have not been any significant cash inflows or disbursements by the fund as a result of the reduced size of the domestic franchise system, which consisted solely of Nathan’s and Miami Subs franchisees who have co-branded their primary concept. The unexpended funds were transferred to the acquirer in connection with the sale.

Government Regulation

We are subject to Federal Trade Commission (“FTC”) regulation and several state laws that regulate the offer and sale of franchises. We are also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship.

The FTC’s “Trade Regulation Rule Concerning Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures” (the “FTC Rule”) requires us to disclose certain information to prospective franchisees. Fifteen states, including New York, also require similar disclosure. While the FTC Rule does not require registration or filing of the disclosure document, 14 states require franchisors to register the disclosure document (or obtain exemptions from that requirement) before offering or selling a franchise. The laws of 17 other states require some form of registration (or a determination that a company is exempt or otherwise not required to register) under “business opportunity” laws, which sometimes apply to franchisors such as the Company as franchisor of the Nathan’s Famous and Arthur Treacher’s franchise systems.

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in 22 states and the District of Columbia. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees in charges, royalties or fees. These laws have not precluded us from seeking franchisees in any given area. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations.

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

Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. At March 30, 2008, we offered beer or wine coolers for sale in two of our existing Company-operated restaurants. Each of these restaurants has current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

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

The Sarbanes-Oxley Act of 2002 and rules promulgated thereunder by the SEC and the Nasdaq Stock Market have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures. Nathan’s first became subject to Section 404 of the Sarbanes-Oxley Act of 2002 beginning with our fiscal year ending in March 2008. We are committed to industry best practices in these areas.

We believe that we operate in substantial compliance with applicable laws and regulations governing our operations, including the FTC Rule and state franchise laws.

Employees

At March 30, 2008, we had 215 employees, 41 of whom were corporate management and administrative employees, 26 of whom were restaurant managers and 148 of whom were hourly full-time and part-time food-service employees. We may also employ as many as 200 seasonal employees during the summer months. Food-service employees at four locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires in June 2010. We do not expect that this agreement will significantly affect our results of operations or financial position. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 35 years.

We provide a training program for managers and assistant managers of our new Company-owned and franchised restaurants. Hourly food workers are trained on site by managers and crew trainers following Company practices and procedures outlined in our operating manuals.

Trademarks

We hold trademark and service mark registrations for NATHAN’S, NATHAN’S FAMOUS, NATHAN’S and Design, NATHAN’S and Coney Island design, SINCE 1916 NATHAN’S FAMOUS and design, and THE ORIGINAL SINCE 1916 NATHAN’S FAMOUS and design within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in more than 60 international jurisdictions. We also hold various related marks, FRANKSTERS, FROM A HOT DOG TO AN INTERNATIONAL HABIT, IT’S OUR FOOD THAT MAKES US FAMOUS, MORE THAN JUST THE BEST HOT DOG! and design, and Mr. Frankie design, for restaurant services and some food items.

We hold trademark and service mark registrations for the marks ARTHUR TREACHER’S (stylized), ARTHUR TREACHER’S FISH & CHIPS (stylized), KRUNCH PUP and ORIGINAL within the United States. We hold service mark registrations for ARTHUR TREACHER’S in China and Japan. We also hold service mark registrations for ARTHUR TREACHER’S FISH & CHIPS in Canada and ARTHUR TREACHER’S FISH & CHIPS and design in Kuwait. We have pending service mark applications for ARTHUR TREACHER’S FISH & CHIPS and design in Canada and the United Arab Emirates.

Prior to the sale of Miami Subs effective May 31, 2007, and NF Roasters Corp. on April 23, 2008, we owned registered trademarks and service marks used in connection with our Miami Subs and Kenny Rogers operations, respectively. We now have licenses to use the Kenny Rogers trademarks and service marks in the then-existing Nathan’s restaurants.

Our trademark and service mark registrations were granted and expire on various dates. We believe that these trademarks and service marks provide significant value to us and are an important factor in the marketing of our products and services. We believe that we do not infringe on the trademarks or other intellectual property rights of any third parties.

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

Our restaurant system competes with numerous restaurants and drive-in units operating on both a national and local basis, including major national chains with greater financial and other resources than ours. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. We also compete with local restaurants and diners on the basis of menu diversity, food quality, price, size, site location and name recognition. There is also active competition for management personnel, as well as for suitable commercial sites for owned or franchised restaurants.

We believe that our emphasis on our signature products and the reputation of these products for taste and quality sets us apart from our major competitors. As fast food companies have experienced flattening growth rates and declining average sales per restaurant, some of them have adopted “value pricing” and or deep discount strategies. These strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors’ price reductions. Nathan’s markets our own form of “value pricing,” selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions. Our value pricing strategy offers multi-sized alternatives to our value priced combo meals. Extensive price discounting in the fast food industry could have an adverse effect on our financial results.

We also compete with many franchisors of restaurants and other business concepts for the sale of franchises to qualified and financially capable franchisees.

Our Branded Product Program competes directly with a variety of nationally recognized hot dog companies. Our products primarily compete based upon price, quality and value to the foodservice operator and consumer. We believe that the reputation of the Nathan’s Famous brand for superior quality, along with the unique operational support provided to the foodservice operator, provides Nathan’s with a competitive advantage.

Our retail licensing program for the sale of packaged foods within supermarkets competes primarily on the basis of reputation, flavor, quality and price. In most cases, we compete against nationally recognized brands that have significantly greater resources then those at our disposal.

Available Information

We file reports with the SEC, including an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and a proxy statement on Schedule 14A. The public may read and copy any materials filed by us with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C., 20549. The public may obtain information about the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

In addition, we make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the Company’s officers, senior financial officers and employees. This code of conduct and ethics is posted on the Company’s website at www.nathansfamous.com in the Investor Relations section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of such provision of our code of ethics by posting such information on our website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

The Board of Directors has also adopted, and we have posted in the Investor Relations section of our website, written Charters for each of the Board’s standing committees. We will provide without charge, upon a stockholder’s request to us at Nathan’s Famous, Inc., 1400 Old Country Road, Westbury, New York 11590, Attention: Secretary , a copy of the code of ethics or the Charter of any standing committee of the Board.

For financial information regarding our results of operations, please see our consolidated financial statements beginning on page F-1.

Item 1A. Risk Factors.

Nathan’s competes for the sale of its products in many ways throughout the foodservice industry. Certain risk factors are specific to each way we do business, such as through Company-owned restaurants, Franchised restaurants, Branded Products and Retail, while other risks, such as health-related or economic risks, may affect all of the ways that we do business.

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

The quick-service restaurant segment of the foodservice industry is intensely competitive regarding price, service, location, personnel and type and quality of food. Nathan’s and its franchisees compete with international, national, regional and local retailers primarily through the quality, variety and value perception of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. Nathan’s anticipates competition will continue to focus on pricing. Many of Nathan’s competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. In addition, Nathan’s system competes within the foodservice market and the quick service restaurant segment not only for customers but also for management and hourly employees and qualified franchisees. If Nathan’s is unable to maintain its competitive position, it could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

Changes in economic, market and other conditions could adversely affect Nathan’s and its franchisees, and thereby Nathan’s operating results.

The quick service restaurant industry is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, higher costs for each of food, labor, benefits and utilities, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses. The ability of Nathan’s and its franchisees to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds.

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

We are subject to risks affecting the food industry generally, including risks posed by the following:

* food spoilage or food contamination;
* consumer product liability claims;
* product tampering; and
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

Nathan’s and its franchisees are subject to various federal, state and local laws affecting their businesses. The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. If Nathan’s fails to comply with any of these laws, it may be subject to governmental action or litigation, and accordingly its reputation could be harmed. Injury to Nathan’s or a brand’s reputation would, in turn, likely reduce revenue and profits.

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

Leasing of real estate exposes Nathan’s to possible liabilities and losses.

Nathan’s leases the land and/or the building for certain system restaurants. Accordingly, Nathan’s is subject to all of the risks associated with owning and leasing real estate. Nathan’s generally cannot cancel these leases. If an existing or future store is not profitable, and Nathan’s decides to close it, Nathan’s may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Alternatively, as each of the leases expires, Nathan’s may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause Nathan’s to close stores in desirable locations.

Nathan’s may evaluate acquisitions, joint ventures and other strategic initiatives, any of which could distract management or otherwise have a negative effect on revenue, costs and stock price.

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

Nathan’s does not have the ability to effectively hedge all of its beef purchases using futures or forward contracts without incurring undue financial cost and risk, although Nathan’s has entered into a commitment to purchase 1,785,000 pounds of hot dogs, which is approximately 36% of its anticipated usage for the period April through August 2008.

Labor shortages or increases in labor costs could slow our growth or harm our business.

Our success depends in part upon our ability and the ability of our franchisees to continue to attract, motivate and retain regional operational and restaurant general managers with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we or our franchisees are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to achieve sustained high service levels, our business and our growth could be adversely affected. Competition for these employees could require the payment of higher wages that could result in higher labor costs. In addition, increases in the minimum wage or labor regulation could increase labor costs. We may be unable to increase our prices in order to pass these increased labor costs on to our customers, in which case our margins and our franchisees’ margins would be negatively affected.

We face risks of litigation and pressure tactics, such as strikes, boycotts and negative publicity from customers, franchisees, suppliers, employees and others, which could divert our financial and management resources and which may negatively impact our financial condition and results of operations.

Class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat foods and that quick service restaurant marketing practices have targeted children and encouraged obesity. In addition, we face the risk of lawsuits and negative publicity resulting from injuries, including injuries to infants and children, allegedly caused by our products, toys and other promotional items available in our restaurants or by our playground equipment.

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

Historically, we have relied on one supplier as the primary supplier of hot dogs for our restaurant system and Branded Products Program. Although we have now engaged several alterative sources of supply for these two channels of distribution, the primary supplier still provided us with the vast majority of hot dogs sold through our restaurant system and Branded Products Program during the year ended March 30, 2008. This supplier is also our licensee for the sale of packaged hot dogs at supermarkets and other retail channels. To the best of our knowledge, based on public filings made by this supplier/licensee, it may be continuing to experience financial difficulties. In addition, due to the supplier’s breach of certain provisions of our License Agreement, we have notified the supplier of our termination of the supply/license agreement, effective July 31, 2008. (See Item 3. “Legal Proceedings”.) The loss of this supplier/licensee due to a termination of our License Agreement or otherwise, or the failure of this supplier/licensee to produce hot dogs for us in accordance with specifications, would force us to purchase hot dogs in the open market, which may be at higher prices, until we could secure another source of supply and such higher prices may not allow us to remain competitive. It may also disrupt the business of selling our packaged hot dogs at retail. If we are unable to obtain hot dogs that comply with our specifications in sufficient quantities and/or our packaged hot dog retail licensing business is disrupted, it will have an adverse effect on our results of operations. Even if we were able to replace our hot dog supplier/licensee through another supply arrangement, there can be no assurance that the terms that we enter into with such alternate supplier will be as favorable as the supply arrangements that we currently have.

Although the Company believes that its hot dog supplier is contractually obligated to perform its obligations under the License Agreement until its termination and the Company expects its hot dog supplier to continue to discharge those obligations, there is no assurance that the supplier will do so. In addition, the Company and the hot dog supplier have entered into a commitment to purchase pursuant to which the supplier has agreed to sell to the Company 1,785,000 pounds of hot dogs between April and August 2008. In the event that the hot dog supplier breaches its contractual obligations under the License Agreement and/or the commitment to purchase by failing or refusing to manufacture and supply hot dogs for the Company’s restaurant and Branded Product Program operations or to manufacture, distribute, market and sell Nathan’s Famous hot dogs to the retail trade, there is no assurance that the Company could secure an alternate source of supply in a timely manner.

Nathan’s relies on one supplier for all of the frozen French fries sold through its franchised restaurants. In the event that the French fry supplier is unable to fulfill Nathan’s requirements for any reasons, including due to a significant interruption in its manufacturing operations, whether as a result of a natural disaster or for other reasons, such interruption could significantly impair the Company’s ability to operate its business on a day-to-day basis.

In the event that the Company is unable to find one or more alternative suppliers of hot dogs or French fries on a timely basis, there could be a disruption in the supply of product to the Company’s owned and franchised restaurants and Branded Product accounts, which would damage the Company, its franchisees and Branded Product customers and, in turn, negatively impact the Company’s financial results. In addition, any gap in supply to retail customers would result in lost royalty payments to the Company, which could have a significant adverse financial impact on the Company’s results from operations. Furthermore, any gap in supply to retail customers may damage the Nathan’s Famous trademarks in the eyes of consumers and the retail trade, which damage might negatively impact the Company’s overall business in general and impair the Company’s ability to continue its retail licensing program.

Additionally, once secured, there is no assurance that any alternate sources of supply would be capable of meeting the Company’s specifications and quality standards on a timely and consistent basis or that the financial terms of such supply arrangement will be as favorable as the Company’s present terms with its hot dog or French fry supplier, as the case may be.

Any of the foregoing occurrences may cause disruptions in supply of the Company’s hot dog or French fry products, as the case may be, damage the Company’s franchisees and Branded Product customers, adversely impact the Company’s financial results and/or damage the Nathan’s Famous trademarks.

Item 2. Properties

Our principal executive offices consist of approximately 9,700 square feet of leased space in a modern office building in Westbury, NY, which lease expires in November 2009. We also own a regional office building consisting of approximately 9,500 square feet in Fort Lauderdale, Florida. We currently own one restaurant property consisting of a 2,650 square foot Nathan’s restaurant at 86th Street in Brooklyn, NY, located on a 25,000 square foot lot. At March 30, 2008, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

		Current Lease	Approximate
Nathan’s Restaurants	Location	Expiration Date	Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk (a)	Brooklyn, NY	September 2008	440
Long Beach Road	Oceanside, NY	May 2011(b)	7,300
Central Park Avenue	Yonkers, NY	April 2010 (c)	10,000
Broad Hollow Road	Farmingdale, NY	April 2018 (d)	2,200
.
(a)	Seasonal satellite location.
(b)	Lease may be extended through May 2026 based upon current lease options.
(c)	Lease may be extended through April 2020 based upon current lease options.
(d)	Lease may be terminated after May 1, 2011 upon six months notice by either party.

Leases for Nathan’s restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants’ revenues.

At March 30, 2008, in addition to the leases listed above, we were the sub-lessor of three properties which are located within the metropolitan New York area.

 Aggregate rental expense, net of sublease income, under all current leases amounted to $1,204,000 in fiscal 2008.

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

The Company is also involved in the following routine legal proceedings:

•
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

•
The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which: (i) SMG acts as the Company's exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan's Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Company's Nathan's Famous restaurant system and Branded Products Program. On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the "Termination Date"), due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois. The Company has answered SMG's complaint and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that that the Company has properly terminated the License Agreement. SMG has also asked the Illinois court for a preliminary injunction to prevent the Company from effectuating the termination of the License Agreement prior to the case being adjudicated. The parties are currently proceeding with the discovery process.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “NATH.” The following table sets forth the high and low closing sales prices per share for the periods indicated:

	High	Low

Fiscal year ended March 30, 2008
First quarter	$15.79	$14.16
Second quarter	19.20	15.01
Third quarter	17.87	16.25
Fourth quarter	17.86	13.03

Fiscal year ended March 25, 2007
First quarter	$13.66	$11.94
Second quarter	13.50	12.28
Third quarter	14.65	12.84
Fourth quarter	15.44	14.01

At June 5, 2008, the closing price per share for our common stock, as reported by Nasdaq was $13.83.

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

Shareholders

As of June 5, 2008, we had approximately 751 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

ISSUER PURCHASES OF EQUITY SECURITIES

Through March 30, 2008, Nathan’s purchased a total of 2,000,000 shares of common stock at a cost of approximately $9,086,000 in completion of the second stock repurchase plan previously authorized by the Board of Directors. Of these repurchased shares, no shares were repurchased during the fourteen weeks ended March 30, 2008 and 108,900 shares were repurchased at a cost of $1,928,000 during the fifty-three weeks ended March 30, 2008. On November 5, 2007, Nathan’s Board of Directors authorized a third stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company; there have been no purchases under such plan as of March 30, 2008. Purchases may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Item 6.  Selected Consolidated Financial Data

	Fiscal years ended (1)
	March 30,	March 25,	March 26,	March 27,	March 28,
	2008	2007 (2)	2006 (2)	2005 (2)	2004 (2)
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales	$36,259	$33,425	$29,785	$23,296	$18,714
Franchise fees and royalties	5,132	4,588	4,407	3,918	3,618
License royalties, interest and other income	6,004	4,956	4,093	3,698	3,412
Total revenues	47,395	42,969	38,285	30,912	25,744
Costs and Expenses:
Cost of sales	27,070	24,080	22,225	17,266	13,366
Restaurant operating expenses	3,265	3,194	3,180	3,063	3,025
Depreciation and amortization	763	741	759	854	815
Amortization of intangible assets	34	34	34	35	33
General and administrative expenses	8,942	8,228	7,538	7,115	6,141
Interest expense	-	-	-	2	13

Total costs and expenses	40,074	36,277	33,736	28,335	23,393
Income from discontinued operations before provision for income taxes	7,321	6,692	4,549	2,577	2,351
Income tax expense	2,472	2,351	1,665	789	798
Income from continuing operations	4,849	4,341	2,884	1,788	1,553
Discontinued operations
Income from discontinued operations before provision for income taxes (3)	2,711	1,990	4,589	1,635	643
Provision for income taxes	1,005	788	1,796	686	302
Income from discontinued operations	1,706	1,202	2,793	949	341
Net income	$6,555	$5,543	$5,677	$2,737	$1,894

Basic income per share:
Income from continuing operations	$0.80	$0.74	$0.52	$0.34	$0.29
Income from discontinued operations	0.28	0.21	0.50	0.18	0.07

Net income	$1.08	$0.95	$1.02	$0.52	$0.36

Diluted income per share:
Income from continuing operations	$0.75	$0.68	$0.44	$0.29	$0.27
Income from discontinued operations	0.26	0.19	0.43	0.16	0.06
Net income	$1.01	$0.87	$0.87	$0.45	$0.33

Dividends	-	-	-	-	-
Weighted average shares used in computing net income per share
Basic	6,085	5,836	5,584	5,307	5,306
Diluted	6,502	6,341	6,546	6,080	5,678

Balance Sheet Data at End of Fiscal Year:
Working capital	$35,650	$27,375	$19,075	$14,009	$9,185
Total assets	51,202	46,575	37,423	31,269	27,584
Long term debt, net of current maturities	-	-	31	692	866
Stockholders’ equity	$42,608	$35,879	$28,048	$21,356	$17,352

Selected Restaurant Operating Data:

Company-owned Restaurant Sales (4)	$13,142	$11,863	$11,419	$11,538	$12,780

Number of Units Open at End of Fiscal Year:
Company-owned Nathan’s restaurants	6	6	6	6	7
Franchised (5)	322	292	290	271	247
Franchised Nathan’s Brand only	224	193	192	174	147

Notes to Selected Financial Data

(1)
Our fiscal year ends on the last Sunday in March, which results in a 52 or 53-week year. The fiscal year ended March 30, 2008 is on the basis of a 53-week reporting period whereas March 25, 2007, March 26, 2006, March 27, 2005, and March 28, 2004, are on the basis of 52-week reporting period.

(2)
Results have been adjusted to reflect the sale of Miami Subs Corporation, including leasehold interest in May, 2007, the sale of vacant land and an adjacent leasehold interest during the fiscal years ended March 25, 2007 and March 26, 2006, and the closure of one restaurant during the fiscal year ended March 27, 2005 for the reclassification of the operating results of these three properties to discontinued operations.

(3)
The fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, include gains of $2,489, $400 and $2,917 respectively, from the sale of Miami Subs Corporation in May 2007 and the sale of a vacant piece of land in Coney Island, NY, including an adjacent leasehold interest.

(4)	Company-owned restaurant sales represent sales from restaurants presented within continuing operations and discontinued operations.

(5)	Represents the Nathan’s and Kenny Rogers restaurant systems.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. Historically, our business has been the operation and franchising of quick service restaurant units featuring Nathan’s Famous brand all beef frankfurters, crinkle-cut French-fried potatoes, and a variety of other menu offerings. Our Nathan’s brand Company-owned and franchised units operate under the name "Nathan’s Famous," the name first used at our original Coney Island restaurant opened in 1916. Nathan’s licensing program began in 1978 by selling packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. During fiscal 1998, we introduced our Branded Product Program, which enables foodservice retailers to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, foodservice operators are granted a limited use of the Nathan’s Famous trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp. On September 30, 1999, we acquired the remaining 70% of the outstanding common stock of Miami Subs Corporation we did not already own, which also provided us with co-branding rights to the Arthur Treachers brand in the United States. On February 28, 2006, we acquired all of the intellectual property rights, including, but not limited to, trademarks, trade names, and recipes, of the Arthur Treachers Fish N Chips Brand. On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation, the franchisor of the Miami Subs brand effective as of May 31, 2007. On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp., franchisor of the Kenny Rogers brand. Notwithstanding the sale of Miami Subs Corporation and NF Roasters Corp., we are entitled to continue using the Kenny Rogers trademarks and service marks in our existing Nathan’s restaurant locations.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s and Kenny Rogers restaurant concepts and licensing agreements for the sale of Nathan’s products within supermarkets and club stores and for the manufacturing of certain proprietary spices and also for the sale of Nathan’s products directly to other foodservice operators.

In addition to plans for expansion through franchising, licensing and our Branded Product Program, Nathan’s continues to co-brand within its existing restaurant system. At March 30, 2008, the Arthur Treacher’s brand was being sold within 57 Nathan’s restaurants and the Kenny Rogers Roasters brand was being sold within 56 Nathan’s restaurants.

At March 28, 2004, Nathan’s owned seven Company-operated restaurants. During the fiscal year ended March 27, 2005, Nathan’s closed one Company-operated restaurant due to its lease expiration. The remaining six restaurants are presented as continuing operations in the accompanying financial statements.

At March 30, 2008, our franchise system consisted of 224 Nathan’s Famous franchised units and 98 Kenny Rogers Roasters franchised units located in 22 states and 11 foreign countries. We also operated six Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

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

Franchise and area development fees, which are typically received prior to completion of the revenue recognition process, are recorded as deferred revenue. Initial franchise fees, which are non-refundable, are recognized as income when substantially all services to be performed by Nathan’s and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. The following services are typically provided by Nathan’s prior to the opening of a franchised restaurant:

•	Approval of all site selections to be developed.
•	Provision of architectural plans suitable for restaurants to be developed.
•	Assistance in establishing building design specifications, reviewing construction compliance, and equipping the restaurant.
•	Provision of appropriate menus to coordinate with the restaurant design and location to be developed.
•	Provision of management training for the new franchisee and selected staff.
•	Assistance with the initial operations and marketing of restaurants being developed.

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

Nathan’s recognizes franchise royalties, which are generally based upon a percentage of sales made by Nathan’s franchisees when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee, or until collectibility is deemed to be reasonably assured. The number of non-performing units is determined by analyzing the number of months that royalties have been paid during a period. When royalties have been paid for less than the majority of the time frame reported, such location is deemed non-performing. Accordingly, the number of non-performing units may differ between the quarterly results and year to date results.

Nathan’s recognizes revenue from the Branded Product Program when it is determined that the products have been delivered via third party common carrier to Nathans’ customers. Rebates to customers are recorded as a reduction to sales. Nathan’s recognizes revenue from its Frank and Fry Program for the sale of hot dogs in the same way as for its Branded Product Program, described below, and royalty income when it has been determined that other qualifying products have been sold by the manufacturer to Nathan’s limited-menu franchisees.

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

In the normal course of business, we extend credit to franchisees for the payment of ongoing royalties and to trade customers of our Branded Product Program. Accounts receivable, net, as shown on our consolidated balance sheets are net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectibility based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectibility of a receivable at the date of the transaction is doubtful, the associated revenue is not recorded until the facts and circumstances change in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The Company writes-off accounts receivable when they are deemed uncollectible.

Impairment of Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142") requires that goodwill and intangible assets with indefinite lives not to be amortized but tested annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fifty-three week period ended March 25, 2008, and the fifty-two week periods ended March 25, 2007 and March 26, 2006.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144") requires management to make judgments regarding the future operating and disposition plans for under-performing assets, and estimates of expected realizable values for assets to be sold. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant’s carrying value. During the fifty-three week period ended March 25, 2008, and the fifty-two week periods ended March 25, 2007 and March 26, 2006, no impairment charges on long-lived assets were recorded.

Impairment of Notes Receivable

Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, requires management judgments regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; and/or c) whether the collateral is susceptible to deterioration in realizable value. When determining possible impairment, we also expect to assess our future intention to enter into a new lease or extend the lease beyond the minimum lease term and the debtor’s ability to meet its obligation over the projected term. During the fifty-three week period ended March 30, 2008, and the fifty-two week periods ended March 25, 2007 and March 26, 2006, no impairment charges on notes receivable were recorded.

Stock-Based Compensation

As discussed in Note B of Notes to Consolidated Financial Statements, we have various share-based compensation plans that provide stock options and restricted awards for certain employees and non-employee directors to acquire shares of our common stock. Prior to our adoption of SFAS 123R at the beginning of fiscal 2007, we accounted for share-based compensation in accordance with APB 25, which utilizes the intrinsic value method of accounting, as opposed to using the fair-value method prescribed in SFAS 123R. During fiscal years ended March 30, 2008 and March 25, 2007, we recorded share-based compensation expense of $432,000 and $367,000, respectively. (See Note B for a discussion of assumptions used to determine the fair value of share-based compensation.)

Income Taxes

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary differences resulting from different treatment of items such as depreciation, estimated self-insurance liabilities, allowance for doubtful accounts and tax credits and net operating losses (“NOL”) for tax and reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was adopted by the Company on March 26, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements. (See Note K)

Adoption of New Accounting Pronouncements

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

Nathan’s adopted the provisions of FIN No. 48, as amended, on March 26, 2007 which resulted in a $155,000 adjustment to increase tax liabilities and decrease opening retained earnings in connection with a cumulative effect of a change in accounting principle. Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. (Refer to Note K to the Consolidated Financial Statements.)

As of the beginning of fiscal year ended March 25, 2007, Nathan’s adopted SFAS No. 123R, “Share-based Payment”, (“SFAS No. 123R”) using the modified prospective method. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation, ("SFAS No. 123”) and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to awards vesting after the date of initial adoption to be recognized by the Company in the financial statements over the remaining requisite service period. Therefore, the amount of compensation costs to be recognized over the requisite service period on a prospective basis after March 26, 2006 includes: (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested as of, March 26, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to March 26, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to March 26, 2006 measured as of the date of such modification.

In November 2005, the FASB issued Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." FAS 123R-3 provides that companies may elect to use a specified alternative method to calculate the historical APIC Pool of excess tax benefits available to absorb tax deficiencies recognized upon adoption of SFAS No. 123R.

Share-based compensation recognized pursuant to the adoption of SFAS 123R during the fiscal years ended March 30, 2008 and March 25, 2007 was $359 and $295, respectively, is included in general and administrative expense in the accompanying Consolidated Statements of Earnings. As of March 30, 2008, there was $1,324 of unamortized compensation expense related to stock options. The Company expects to recognize this expense over approximately three years, eight months, which represents the weighted average remaining requisite service periods for such awards.

New Accounting Pronouncements Not Yet Adopted

In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157,”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which is the first quarter of fiscal 2009, except for with respect to certain non-financial assets and liabilities, for which the effective date will be our first quarter of fiscal 2010. The Company has not yet evaluated the impact of the adoption of SFAS No. 157 on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS No. 159,”). This standard amends SFAS No.115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted for as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is the first quarter of fiscal 2009. The adoption will not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS No. 141R are effective for fiscal years beginning on or after December 15, 2008, which for us is fiscal 2010. Earlier adoption is prohibited. The Company has not yet evaluated the impact of SFAS No. 141R on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No.160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010. Earlier adoption is prohibited. The Company has not yet evaluated the impact of SFAS No. 160 on its consolidated financial position and results of operations.

Results of Operations

Fiscal year ended March 30, 2008 compared to Fiscal year ended March 25, 2007

Revenues from Continuing Operations

Total sales increased by $2,834,000 or 8.5% to $36,259,000 for the fifty-three weeks ended March 30, 2008 ("fiscal 2008 period") as compared to $33,425,000 for the fifty-two weeks ended March 25, 2007 ("fiscal 2007 period"). We estimate that sales which arose during the additional week included in the fiscal 2008 period were approximately $528,000. Sales from the Branded Product Program increased by 10.0% to $20,647,000 for the fiscal 2008 period as compared to sales of $18,774,000 in the fiscal 2007 period. This increase was primarily attributable to increased sales volume of 8.3%. During the fiscal 2008 period, approximately 1,200 new accounts were opened. Total Company-owned restaurant sales (representing five comparable Nathan’s restaurants and one seasonal restaurant) increased by 10.8% to $13,142,000 as compared to $11,863,000 during the fiscal 2007 period. During the fiscal 2008 period, we experienced very favorable weather conditions during the summer season that had a positive impact on sales at our Coney Island locations. However, during December 2007, the unfavorable weather conditions in the Northeast had a negative impact on sales at our Company-owned locations as compared to December 2006. Nevertheless, the overall weather conditions during the fiscal 2008 period had a positive impact on the sales of our Company-owned restaurants. During the fiscal 2008 period, sales to our television retailer were approximately $318,000 lower than the fiscal 2007 period. Our television retailer reduced its number of special food airings during the fiscal 2008 period. As a result, Nathan’s did not run a “Today’s Special Value” which ran during the first quarter fiscal 2007. Nathan’s products were on air 55 times during the fiscal 2008 period as compared to 59 times during the fiscal 2007 period, which included eight “Today’s Special Value” airings.

Franchise fees and royalties increased by $544,000 or 11.9% to $5,132,000 in the fiscal 2008 period compared to $4,588,000 in the fiscal 2007 period. Franchise royalties were $4,161,000 in the fiscal 2008 period as compared to $3,966,000 in the fiscal 2007 period. Franchise restaurant sales increased by $2,939,000 to $97,487,000 in the fiscal 2008 period as compared to $94,548,000 in the fiscal 2007 period. Comparable domestic franchise sales (consisting of 137 Nathan’s restaurants) increased by $3,223,000 or 4.2% to $79,537,000 in the fiscal 2008 period as compared to $76,314,000 in the fiscal 2007 period. During December 2007, the unfavorable weather conditions in the Northeast had a negative impact on sales at a number of franchised locations as compared to December 2006. Based upon the overall comparable restaurant sales increase during the fiscal 2008 period, we believe that weather conditions had a positive impact on franchised restaurant sales. During the fiscal 2008 period, Nathan’s earned $56,000 of distributor royalties from sales to our Frank and Fry franchisees as compared to $17,000 during the fiscal 2007 period. From June 1, 2007 through the end of the fiscal 2008 period, we earned monthly royalties totaling $60,000 from the sale of our products within the Miami Subs restaurant system. During the fiscal 2008 period, we also recorded reserves of $19,000 for royalties deemed to be uncollectible as compared to the fiscal 2007 period, when we recognized $36,000 of royalty income that was previously deemed to be uncollectible. At March 30, 2008, 322 domestic and international franchised or limited-menu licensed units were operating as compared to 292 domestic and international franchised or licensed units at March 25, 2007. Royalty income from two domestic franchised locations was deemed unrealizable during the fifty-three weeks ended March 30, 2008. No domestic franchised locations were deemed non-performing during the fifty-two weeks ended March 25, 2007. Domestic franchise fee income was $586,000 in the fiscal 2008 period as compared to $331,000 in the fiscal 2007 period. International franchise fee income was $300,000 in the fiscal 2008 period, as compared to $291,000 during the fiscal 2007 period. During the fiscal 2008 period, 21 new franchised units opened, including 28 limited-menu licensed units, four units in Kuwait and one unit in the Dominican Republic. During the fiscal 2007 period, 21 new franchised units were opened including two test Frank and Fry units, four units in Kuwait, and one unit in the Dominican Republic and Japan. We also recognized $85,000 in connection with a forfeited franchise agreement and a development agreement during the fiscal 2008 period.

License royalties increased by $513,000 or 12.1% to $4,752,000 in the fiscal 2008 period as compared to $4,239,000 in the fiscal 2007 period. Generally, our licensees report sales and royalties based on their own fiscal periods or a calendar basis. Therefore we do not believe the additional week in the fiscal 2008 period had a significant impact on royalties. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $3,616,000 increased by $279,000 or 8.4% as a result of higher licensee sales during the fiscal 2008 period. Royalties earned from SFG, primarily from the retail sale of hot dogs, were $3,154,000 during the fiscal 2008 period as compared to $2,975,000 during the fiscal 2007 period. The fiscal 2007 period included approximately $168,000 relating to prior year pricing discrepancies, resulting from an internal review performed by our hot dog licensee of their reported sales. We also earned higher royalties of $219,000 from our agreements for the sale of Nathan’s pet treats, hors d’ouvres and sales of hot dog and hamburger rolls at retail. Net royalties from all other license agreements in the fiscal 2008 period were $15,000 higher than the fiscal 2007 period.

Interest income was $1,084,000 in the fiscal 2008 period versus $648,000 in the fiscal 2007 period primarily due to higher interest earned on the increased amount of marketable securities owned during the fiscal 2008 period as compared to the fiscal 2007 period. Interest income during the fiscal 2008 period also included $158,000 earned on the promissory note held in connection with the sale of Miami Subs on June 7, 2007.

Other income was $168,000 in the fiscal 2008 period versus $69,000 in the fiscal 2007 period. This increase was primarily due to increased amounts earned on our Arthur Treachers’ products sold by other restaurant companies and a one-time $30,000 consent fee earned in connection with a licensee’s refinancing.

Costs and Expenses from Continuing Operations

Cost of sales increased by $2,990,000 to $27,070,000 in the fiscal 2008 period from $24,080,000 in the fiscal 2007 period. Our gross profit (representing the difference between sales and cost of sales) was $9,189,000 or 25.3% during the fiscal 2008 period as compared to $9,345,000 or 28.0% during the fiscal 2007 period. This reduced margin is primarily due to the higher cost of beef, especially in connection with the Branded Product Program, where the cost of our hot dogs was approximately 8.2% higher during the fiscal 2008 period than the fiscal 2007 period. Commodity costs of our hot dogs during the fiscal 2007 period had decreased until January 2007, when prices began to increase. During the first quarter fiscal 2008, our cost of hot dogs continued to escalate, hitting a peak in May 2007. Since then, prices have been lower, but are still higher than they were during the comparable fiscal 2007 period. In addition, during the second quarter fiscal 2008, we implemented a price increase for our Branded Product Program in an effort to mitigate the increased cost of beef. We are uncertain about the future cost of our hot dogs. Overall, our Branded Product Program incurred higher costs totaling approximately $2,402,000. This increase is the result of the increased cost of product and higher sales volume during the fiscal 2008 period as compared to the fiscal 2007 period. Beginning with the second quarter fiscal 2008, we began to realize the effects of the Branded Products price increase that took effect on June 15, 2007. During the fiscal 2008 period, the cost of restaurant sales at our six Company-owned units was $7,856,000 or 59.8% of restaurant sales as compared to $7,088,000 or 59.7% of restaurant sales in the fiscal 2007 period. During the fiscal 2008 period, we experienced higher food costs which were partly offset by lower labor costs as a percentage of sales. During the first quarter fiscal 2008, we increased select menu prices between 5% and 10% in an attempt to offset some of the increased cost of product in our Company-owned restaurants. Cost of sales also decreased by $180,000 in the fiscal 2008 period primarily due to lower sales volume to our television retailer.

Restaurant operating expenses increased by $71,000 to $3,265,000 in the fiscal 2008 period from $3,194,000 in the fiscal 2007 period. The increase during the fiscal 2008 period when compared to the fiscal 2007 period resulted primarily from higher marketing costs of $40,000, utility costs of $32,000, and maintenance costs of $21,000, which were partly offset by lower insurance costs of $50,000. During the fiscal 2008 period our utility costs were approximately 4.8% higher than the fiscal 2007 period. Based upon uncertain market conditions for oil and natural gas, we may continue to incur higher utility costs in the future.

Depreciation and amortization was $763,000 in the fiscal 2008 period as compared to $741,000 in the fiscal 2007 period.

Amortization of intangible assets was $34,000 in both the fiscal 2008 period and the fiscal 2007 period.

General and administrative expenses increased by $714,000 to $8,942,000 in the fiscal 2008 period as compared to $8,228,000 in the fiscal 2007 period. The difference in general and administrative expenses was due to higher legal fees of $280,000 during the fiscal 2008 period primarily associated with Nathan’s litigation against SFG, higher compensation costs of $172,000 (approximately $82,000 relates to the additional week), higher business development costs of $72,000 in connection with Franchising and the Branded Product Program and a $64,000 increase in Nathan’s stock-based compensation expense. These cost increases were partly offset by lower accounting fees. We incurred $93,000 in costs related to compliance with the Sarbanes-Oxley Act of 2002 (“SOX”) during the fiscal 2008 period compared to $172,000 incurred in the fiscal 2007 period. These savings were partly offset by higher audit fees in the fiscal 2008 period, related to Nathan’s first audit under SOX Section 404, requiring Nathan’s auditor to audit Nathan’s internal controls over financial reporting. The actual amount of future SFG litigation costs is not presently determinable.

Provision for Income Taxes from Continuing Operations

In the fiscal 2008 period, the income tax provision was $2,472,000 or 33.8% of income from continuing operations before income taxes as compared to $2,351,000 or 35.1% of income from continuing operations before income taxes in the fiscal 2007 period. For the fifty-three weeks ended March 30, 2008, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 38.6% during the fiscal 2008 period as compared to 38.9% for the fifty-two weeks ended March 25, 2007 during the fiscal 2007 period.

Discontinued Operations

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs to Miami Subs Capital Partners I, Inc. effective as of May 31, 2007. Pursuant to the Stock Purchase Agreement, Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”). Nathan’s realized a gain on the sale of $983,000, net of professional fees of $37,000, and recorded income taxes of $356,000 on the gain during the fifty-three week period ended March 30, 2008. The results of Miami Subs, including the fiscal 2008 period gain on disposal, have been included as discontinued operations for the fiscal 2008 and fiscal 2007 periods.

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate. The property was made available to the buyer by May 29, 2007 and we received the sale proceeds on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the fiscal 2008 period. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for the fiscal 2008 and fiscal 2007 periods.

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

Fiscal year ended March 25, 2007 compared to Fiscal year ended March 26, 2006

Revenues from Continuing Operations

Total sales increased by $3,640,000 or 12.2% to $33,425,000 for the fiscal year ended March 25, 2007 ("fiscal 2007 period") as compared to $29,785,000 for the fiscal year ended March 26, 2006 (“fiscal 2006 period"). Sales from the Branded Product Program increased by 13.9% to $18,774,000 for the fiscal 2007 period as compared to sales of $16,476,000 in the fiscal 2006 period. This increase was primarily attributable to increased volume of approximately 16.4%, which was partly offset by higher rebates to various large customers in connection with the Branded Product Program. During the fiscal 2007 period, approximately 1,800 new points of distribution were opened under our Branded Product Program, including approximately 750 units within K-Mart stores. Total Company-owned restaurant sales (representing six comparable Nathan’s restaurants, including one seasonal unit) increased by 3.9% to $11,863,000 as compared to $11,419,000 during the fiscal 2006 period. During the second and third quarters of fiscal 2007, we experienced favorable weather conditions in the northeastern United States, which we believe was a contributing factor to the sales increase at our Company-owned restaurants. Direct sales, predominantly to our television retailer, were approximately $898,000 higher during the fiscal 2007 period than the fiscal 2006 period resulting from the introduction of new products offered and 20 more Nathan’s television airings during the fiscal 2007 period.

Franchise fees and royalties were $4,588,000 in the fiscal 2007 period compared to $4,407,000 in the fiscal 2006 period. Franchise royalties were $3,966,000 in the fiscal 2007 period as compared to $3,671,000 in the fiscal 2006 period. Domestic franchise restaurant sales increased by 1.3% to $94,548,000 in the fiscal 2007 period, as compared to $93,325,000 in the fiscal 2006 period. This increase of $1,223,000 represents the net sales difference between new units that have opened and the units that have closed between the periods, which were partly offset by higher sales from our comparable restaurants. Comparable domestic franchise sales (consisting of 127 restaurants) were $75,162,000 in the fiscal 2007 period as compared to $74,817,000 in the fiscal 2006 period. On October 24, 2005, during fiscal 2006, Hurricane Wilma hit southern Florida, where Nathan’s franchisees operated 13 restaurants. Most of these restaurants were affected by the storm and were temporarily closed during the fiscal 2006 period. We estimated that franchisee sales from the affected stores were reduced during the third quarter fiscal 2006 by approximately $117,000 due to the period that the restaurants were closed. During the fiscal 2007 period, we realized $36,000 of royalties that were previously deemed to be uncollectible and recorded increased royalty income of approximately $82,000 as a result of our acquisition of the Arthur Treacher’s intellectual property. At March 25, 2007, 292 domestic and international franchised or licensed units were operating as compared to 290 domestic and international franchised or licensed units at March 26, 2006. No royalty income from domestic franchised locations was deemed as unrealizable during the fiscal year ended March 25, 2007, as compared to three domestic franchised locations during the fiscal year ended March 26, 2006. Domestic franchise fee income was $331,000 in the fiscal 2007 period as compared to $319,000 in the fiscal 2006 period. International franchise fee income was $291,000 in the fiscal 2007 period, as compared to $314,000 during the fiscal 2006 period. During the fiscal 2007 period, 19 new franchised units opened, including four units in Kuwait, one unit in Japan and one unit in the Dominican Republic. During the fiscal 2006 period, 27 new franchised units were opened, including five units in Kuwait, three units in Japan, two units in the United Arab Emirates, and one unit in the Dominican Republic. During the fiscal 2006 period, Nathan’s also recognized $104,000 in connection with three forfeited franchise fees.

License royalties were $4,239,000 in the fiscal 2007 period as compared to $3,569,000 in the fiscal 2006 period. This increase was attributable to higher royalties from the sale of hot dogs, including the newly introduced Nathan’s Kosher Hot Dogs, and new agreements to license our trademarks for use with hors d’oeuvres and other items. We also recovered royalties of approximately $168,000 relating to prior year pricing discrepancies, resulting from an internal review performed by our hot dog licensee of their reported sales.

Interest income was $648,000 in the fiscal 2007 period versus $450,000 in the fiscal 2006 period, primarily due to higher interest earned on the increased amount of cash and marketable securities that were invested at higher rates during the fiscal 2007 period as compared to the fiscal 2006 period.

During the fiscal 2007 period, other income was $69,000 as compared to $74,000 in the fiscal 2006 period. During fiscal 2006, we recognized gains of $35,000 from the sale of fixed assets. Revenue under supplier contracts was higher than the fiscal 2006 period by $29,000.

Costs and Expenses from Continuing Operations

Cost of sales increased by $1,855,000 to $24,080,000 in the fiscal 2007 period from $22,225,000 in the fiscal 2006 period. Overall, during the fiscal 2007 period, our Branded Product Program incurred higher product costs totaling approximately $830,000. This increase is the result of the higher volume during the fiscal 2007 period than in the fiscal 2006 period; however, the increase was significantly reduced because of the lower cost of product during the fiscal 2007 period. Our gross profit (representing the difference between sales and cost of sales) was $9,345,000 or 28.0% of sales during the fiscal 2007 period as compared to $7,560,000 or 25.4% of sales during the fiscal 2006 period. The primary reason for this improved margin was the impact that the lower cost of beef had on our Branded Product Program during the fiscal 2007 period. Commodity costs of our hot dogs had continuously risen during the prior three consecutive years. Beginning in the summer of 2005, prices began to soften and that trend continued during most of the fiscal 2007 period. Our cost of hot dogs was approximately 10.0% lower during the fiscal 2007 period than the fiscal 2006 period. Beginning February 2007, we experienced an increase in costs for our product, as compared to the previous seven months. During the fiscal 2007 period, the cost of restaurant sales at our six comparable Company-owned units was $7,087,000, or 59.7% of restaurant sales, as compared to $6,694,000, or 58.6% of restaurant sales in the fiscal 2006 period. The increase was primarily due to higher labor and related costs. Cost of sales also increased by $632,000 in the fiscal 2007 period primarily due to higher sales volume to our television retailer.

Restaurant operating expenses were $3,194,000 in the fiscal 2007 period as compared to $3,180,000 in the fiscal 2006 period. During the fiscal 2007 period, we incurred higher costs of $47,000 in connection with recruiting and maintenance at our Coney Island restaurant in preparation for the summer season, which were partly offset by lower self-insurance costs and utility costs.

Depreciation and amortization was $741,000 in the fiscal 2007 period as compared to $759,000 in the fiscal 2006 period.

Amortization of intangible assets was $34,000 in both the fiscal 2007 and fiscal 2006 periods.

General and administrative expenses increased by $690,000 to $8,228,000 in the fiscal 2007 period as compared to $7,538,000 in the fiscal 2006 period. During the fiscal 2007 period we incurred a new expense of $295,000 in connection with the adoption of SFAS No. 123R “Share Based Payment,” which now requires Nathan’s to record an expense for the fair value of options granted over the vesting period (See Note E to the Consolidated Financial Statements). In June 2006, Nathan’s granted 197,500 options having a total fair value of $1,218,000. We also incurred a new expense of $172,000 for professional services in connection with our ongoing SOX Section 404 compliance efforts, higher business development costs of $97,000 in connection with our Branded Product Program during the fiscal 2007 period than during the fiscal 2006 period, severance costs of $73,000, and higher professional fees of $7,000.

Provision for Income Taxes from Continuing Operations

In the fiscal 2007 period, the income tax provision was $2,351,000 or 35.1 % of income from continuing operations before income taxes as compared to $1,665,000 or 36.6% of income from continuing operations before income taxes in the fiscal 2006 period. Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 38.9% during the fiscal period 2007 as compared to 40.5% for the fiscal 2006 period.

Discontinued Operations

Total revenues and income from discontinued operations of Miami Subs for the fifty-two weeks ended March 25, 2007 was $2,887,000 and $940,000, respectively, as compared to $3,075,000 and $1,061,000, respectively, for the fifty-two weeks ended March 26, 2006.

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three (3) leased properties in Fort Lauderdale, Florida, with its landlord, and CVS to sell our leasehold interests to CVS for $2,000,000` before expenses. Pursuant to the Lease Termination Agreement, within 180 days following delivery of notice from CVS to Nathan’s, we were required to deliver the vacated properties to CVS. On November 30, 2006, CVS provided Nathan’s with notice that all necessary permits and approvals had been obtained and that all contingencies were either been waived or satisfied. This transaction was concluded on June 5, 2007. During the third quarter fiscal 2007, we reclassified the results of operations based upon the November 30 notice. Total revenues from these three properties were $100,000 and $84,000 for the fiscal year ended March 25, 2007 and March 26, 2006, respectively. Income before taxes from these three properties were $93,000 and $78,000 for the fiscal 2007 and fiscal 2006 period respectively.

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

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, other than a guarantee of a severance agreement as discussed in Note I of the Notes to Consolidated Financial Statements and a purchase commitment to acquire 1,785,000 lbs. of hot dogs between April and August 2008, as discussed in Note M to the Consolidated Financial Statements. Based upon market conditions subsequent to March 30, 2008, Nathan’s expects to realize cost savings of between $100,000 to $300,000 in connection with this transaction.

Liquidity and Capital Resources

Cash and cash equivalents at March 30, 2008 aggregated $14,381,000, increasing by $7,449,000 during the fiscal 2008 period. At March 30, 2008, marketable securities were $20,950,000 and net working capital increased to $35,650,000 from $27,375,000 at March 25, 2007.

Cash provided by operations of $4,852,000 in the fiscal 2008 period is primarily attributable to net income of $6,555,000 less gains of $2,489,000 from the sale of Miami Subs and sales of our leasehold interests, plus other non-cash items of $2,236,000. Changes in Nathan’s operating assets and liabilities decreased cash by $1,450,000, resulting principally from decreased accounts payable and other current liabilities of $904,000, increased accounts receivable of $362,000, increased prepaid expenses and other current assets of $526,000 and decreased deferred franchise fees of $76,000 which were partly offset by an increase in other liabilities of $452,000. The net decrease in accounts payable, other current liabilities and other long term liabilities of $980,000 is primarily due to the reduction in accrued income taxes payable. Accounts receivable increased primarily from the higher sales of the Branded Product Program. Deferred franchise fees decreased as a result of the franchised restaurant openings during the period.

Cash was provided from investing activities of $2,969,000 in the fiscal 2008 period, primarily from the redemption of $3,100,000 of maturing available-for-sale securities and due to the sale of a leasehold interest and the sale of our subsidiary, Miami Subs totaling $1,691,000. During the period, Nathan’s liquidated all of its floating rate securities, at full value, and reinvested the proceeds in short term securities. We invested $1,089,000 in available-for-sale securities, incurred capital expenditures of $972,000 and received all scheduled payments of $239,000 on the MSC Note receivable.

Cash was used in financing activities of $372,000 in the fiscal 2008 period, primarily from the purchase of 108,900 treasury shares at a cost of $1,928,000 as Nathan’s completed a prior stock repurchase plan as authorized by the Board of Directors. Cash was received from the proceeds of employee stock option and warrant exercises of $924,000 and the associated income tax benefit of $632,000.

From the commencement of its stock repurchase program in September 2001 through March 30, 2008, Nathan’s purchased a total of 2,000,000 shares of common stock at a cost of approximately $9,086,000, concluding the second stock repurchase plan previously authorized by the Board of Directors. During the fiscal 2008 period the Company repurchased 108,900 shares of its common stock at a total cost of $1,928,000. On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company; there have been no purchases as of March 30, 2008. Purchases may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management.

On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, par value $.01 per share (“Common Stock”) having a value of up to an aggregate $6 million. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plan for the purchase of up to 500,000 shares. There is no set time limit on the repurchases.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next twelve months. We currently mainatain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

Nathan’s philosophy with respect to maintaining a balance sheet with significant amount of cash and marketable securities reflects our views of maintaining readily available capital to expand our existing business and any new business opportunities, which might present themselves to expand our business. Nathan’s routinely assesses its investment management approach with respect to our current and potential capital requirements.

We expect that we will make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

At March 30, 2008, there were three properties that we lease from third parties which we sublease to franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations by maturity (in thousands):

	Payments due by period
		Less than			More than
Cash Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Employment Agreements	$3,285	$1,080	$905	$700	$600
Operating Leases	12,431	1,551	2,138	1,145	7,597
Gross Cash Contractual Obligations	15,716	2,631	3,043	1,845	8,197

Sublease Income	1,371	313	624	362	72
Net Cash Contractual Obligations	$14,345	$2,318	$2,419	$1,483	$8,125

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
Other Contractual Commitment	Committed	1 Year	1 - 3 Years	3-5 Years	5 Years

Commitment to purchase	$2,740	$2,740	$-	$-	$-
Total Other Contractual Commitment	$2,740	$2,740	$-	$-	$-

Management believes that available cash, marketable securities, and cash generated from operations should provide sufficient capital to finance our operations for at least the next twelve months. We also currently maintain a $7,500,000 uncommitted bank line of credit, which expires in October 2008, and have never borrowed any funds under this line of credit.

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

Inflationary Impact

We do not believe that general inflation has materially impacted earnings during fiscal 2008, 2007 and 2006. However, during fiscal 2008, we have experienced significant cost increases for certain food products, distribution costs and utilities. Our commodity costs for beef have been very volatile and increased significantly during the fiscal 2008 period. Beginning with fiscal 2004, throughout fiscal 2005 and into the first half of fiscal 2006, the price of our beef products rose dramatically over historical norms before softening somewhat during the second half of fiscal 2006 and continued softening until January 2007, which is when beef costs again began to increase. Costs continued to escalate, peaking in June 2007, before trending lower until November 2007 where costs remained constant through January 2008. Since January 2008, beef costs have begun to increase. Beef costs for fiscal 2008 were approximately 8.2% higher than fiscal 2007. Since January 2008, we have experienced cost increases for a number of our other food products. We expect to incur higher commodity costs for cooking oil, fish, potatoes and paper products in addition to continued price volatility for our beef products during fiscal 2009. As previously discussed, Nathan’s increased prices in response to the increased commodity costs. In addition, for the past four years we have continued to realize the impact of higher oil prices in the form of higher distribution costs for our food products and higher utility costs in our Company-owned restaurants. From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. On May 25, 2007, President Bush signed legislation which increased the Federal minimum wage to $5.85 per hour, effective July 24, 2007, with increases to $6.55 per hour, effective July 24, 2008 and to $7.25 per hour effective July 24, 2009. The New York State minimum wage, where our Company-owned restaurants are located, was increased to $7.15 per hour on January 1, 2007 and will increase to $7.25 per hour on July 24, 2009. These increases have not had a material impact on our results of operations or financial position as the vast majority of our employees are paid at a rate higher than the minimum wage. Although we only operate six Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees. Continued increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 30, 2008, Nathans’ cash and cash equivalents aggregated $14,381,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $35,950  per annum for each 0.25% change in interest rates.

Marketable securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 30, 2008, the market value of Nathans’ marketable securities aggregated $20,950,000. Interest income on these marketable securities would increase or decrease by approximately $52,400 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at March 30, 2008 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal notes and bonds	$21,804	$21,512	$21,228	$20,950	$20,678	$20,414	$20,155

Borrowings

The interest rate on our prior borrowings was generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement. At March 30, 2008, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. We maintain a $7,500,000 credit line at the prime rate (5.25% as of March 30, 2008), which expires in October 2008. We have never borrowed any funds under this credit line. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, our future commodities purchases are subject to changes in the prices of such commodities. Generally, we attempt to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10.0% in the cost of our food and paper products for the fifty-three weeks ended March 30, 2008 would have increased or decreased our cost of sales by approximately $2,094,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the fifty-three weeks ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 30, 2008. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, management believes that Nathan’s maintained effective internal control over financial reporting as of March 30, 2008. The effectiveness of our internal control over financial reporting as of March 30, 2008, has been audited by Grant Thornton LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc. and Subsidiaries

We have audited Nathan’s Famous, Inc. (a Delaware Corporation) and subsidiaries' (the “Company”) internal control over financial reporting as of March 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Nathan’s Famous, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 30, 2008 and March 25, 2007, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the fifty-three weeks ended March 30, 2008 and fifty-two weeks ended March 25, 2007 and March 26, 2006 and our report dated June 11, 2008 expressed an unqualified opinion thereon and contains an explanatory paragraph related to the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment on March 27, 2006 and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes” on March 26, 2007.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Melville, New York
June 11, 2008

Item 9B. Other Information

Item 1.01 Entry Into Material Definitive Agreement

On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $6 million. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plan for the purchase of up to 500,000 shares.

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

Item 14.    Principal Accountant Fees and Services

Audit Fees

We were billed by Grant Thornton LLP the aggregate amount of approximately $352,000 in respect of fiscal 2008 and $209,000 in respect of fiscal 2007 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q.

Audit-Related Fees

Grant Thornton LLP did not render any assurance and related services reasonably related to the performance of the audit and review, other than as set forth above, for fiscal 2008 and 2007 and accordingly did not bill for any such services.

Tax Fees

Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2008 and 2007 and accordingly did not bill for any such services.

All Other Fees

Grant Thornton LLP did not render any other services, other than as set forth above, for fiscal 2008 and 2007 and accordingly did not bill for any such services.

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

Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and are herein incorporated by reference.

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

4.5
Amendment No. 2 to Third Amended and Restated Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 6, 2008.)

4.6
Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

10.1	Employment Agreement with Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 33-56976.)
10.2	Leases for premises at Coney Island, New York, as follows: (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease, dated November 22, 1967, between Nathan’s Realty Associates and the Company.
b) Lease, dated November 22, 1967, between Ida's Realty Associates and the Company.
10.3	Leases for the premises at Yonkers, New York, as follows: (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease Modification of Land and Building Lease between the Yonkers Corp. and the Company, dated November 19, 1980;
b) Lease Modification of Land and Building Lease between 787 Central Park Avenue, Inc., and the Company dated May 1, 1980.
10.4	Lease with NWCM Corp. for premises at Oceanside, New York, dated March 14, 1975. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.5	1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-8 No. 33-93396.)
10.6	Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)

10.7	401K Plan and Trust. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.8
Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, with Wayne Norbitz. (Incorporated by reference to Exhibit 10.19 to the Annual Report filed on Form 10-K for the fiscal year ended March 27, 1994.)

10.9
License Agreement dated as of February 28, 1994, among Nathan’s Famous Systems, Inc. and SMG, Inc., including amendments and waivers thereto. ( Incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the fiscal year ended March 27, 1994.)

10.10	Outside Director Stock Option Plan. (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-8 No. 33-89442.)
10.11
Modification Agreement to the Employment Agreement with Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 29, 1996, SEC file number 0000069733-97-000002.txt.)

10.12
Amendment to License Agreement dated as of February 28, 1994, among Nathan’s Famous Systems, Inc. and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 29, 1996, SEC file number 0000069733-97-000002.txt.)

10.13	1998 Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-86195.)
10.14
North Fork Bank Promissory Note. (Incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the fiscal year ended March 28, 1999, SEC file number 0000950123-99-005946.txt.)

10.15	Amendment No 1. to Employment Agreement with Donald L. Perlyn (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 12, 2005.)
10.16
Letter Agreement between Nathan's Famous, Inc. and Donald Perlyn relating to sale of Miami Subs Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 12, 2005.)

10.17
Amended and Restated Employment Agreement with Donald L. Perlyn effective November 6, 2007. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 23, 2007.)

10.18	Common Stock Purchase Warrant issued to Howard M. Lorber dated July 17, 1997 (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-86043.)
10.19
Marketing Agreement with beverage supplier. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended June 25, 2000, SEC file number 0000950123-00-007245.txt.)

10.20	2001 Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-82760.)
10.21	2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 No. 333-101355.)
10.22
Master Distributor Agreement with U.S. Foodservice, Inc. dated February 5, 2003. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the fiscal year ended March 30, 2003, SEC file number 0000950123-03-007587.txt.)

10.23	Restricted Stock Agreement with Howard M. Lorber. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended March 27, 2005).
10.24
Lease Termination Agreement dated January 26, 2006 among Miami Subs Real Estate Corp., QSR, Inc., Robert T. Williamson, and CVS 3285 FL, L.L.C. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 8, 2006.)

10.25
Asset Purchase Agreement dated as of February 28, 2006 between PAT Franchise Systems, Inc. and NF Treachers Corp. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated February 28, 2006.)

10.26
License Agreement dated as of February 28, 2006 between PAT Franchise Systems, Inc. and NF Treachers Corp. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated February 28, 2006.)

10.27	Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 15, 2006.)
10.28	Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 15, 2006.)
10.29
Stock Purchase Agreement entered into June 7, 2007 effective as of May 31, 2007 by and among Miami Subs Capital Partners I, Inc., Miami Subs Corporation and Nathan’s Famous, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 7, 2007.)

10.30	Promissory Note of Miami Subs Capital Partners I, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 7, 2007.)

10.31
Stock Purchase Agreement dated April 23, 2008 by and among Roasters Asia Pacific (Cayman) Limited, NF Roasters Corp. and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 23, 2008.)

10.32	License Agreement dated April 23, 2008 between Roasters Asia Pacific (Cayman) Limited and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 23, 2008.
10.33	Issuer Securities Repurchase Instructions, dated June 11, 2008 between Nathan’s Famous, Inc. and Mutual Securities, Inc.
21	List of Subsidiaries of the Registrant.
23	Consent of Grant Thornton LLP dated June 11, 2008.
31.1	Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of June, 2008.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of June, 2008.

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
Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of March 30, 2008 and March 25, 2007, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the fifty-three weeks ended March 30, 2008 and fifty-two weeks ended March 25, 2007 and March 26, 2006. Our audits of the basic financial statements included the financial statement Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan’s Famous, Inc. and subsidiaries as of March 30, 2008 and March 25, 2007, and the results of their operations and their cash flows for the fifty-three weeks ended March 30, 2008 and fifty-two weeks ended March 25, 2007 and March 26, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note B of the notes to consolidated financial statements, on March 27, 2006 the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment and on March 26, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nathan’s Famous, Inc.’s and subsidiaries' internal control over financial reporting as of March 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 11, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Melville, New York
June 11, 2008

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 30, 2008	March 25, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,381	$6,278
Marketable securities	20,950	22,785
Accounts receivable, net	3,833	3,261
Note receivable	606	-
Inventories	822	790
Prepaid expenses and other current assets	1,493	994
Deferred income taxes	697	1,174
Current assets held for sale	-	1,539
Total current assets	42,782	36,821

Note receivable	1,305	-
Property and equipment, net	4,428	4,222
Goodwill	95	95
Intangible assets, net	1,747	1,781
Deferred income taxes	665	990
Other assets, net	180	178
Non-current assets held for sale	-	2,488

	$51,202	$46,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,805	$2,298
Accrued expenses and other current liabilities	4,028	4,767
Deferred franchise fees	299	375
Current liabilities held for sale	-	2,006
Total current liabilities	7,132	9,446

Other liabilities	1,462	873
Non-current liabilities held for sale	-	377

Total liabilities	8,594	10,696

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,180,683 and 7,909,183 shares issued; and 6,180,683 and 6,018,083 shares outstanding at March 30, 2008 and March 25, 2007, respectively	82	79
Additional paid-in capital	47,704	45,792
Deferred compensation	(63)	(136)
Retained earnings / (accumulated deficit)	3,746	(2,654)
Accumulated other comprehensive income (loss)	225	(44)
	51,694	43,037
Treasury stock, at cost, 2,000,000 and 1,891,100 shares at March 30, 2008 and March 25, 2007, respectively	(9,086)	(7,158)
Total stockholders’ equity	42,608	35,879

	$51,202	$46,575

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Fifty-Three weeks ended March 30, 2008	Fifty-Two weeks ended March 25, 2007	Fifty-Two weeks ended March 26, 2006
REVENUES
Sales	$36,259	$33,425	$29,785
Franchise fees and royalties	5,132	4,588	4,407
License royalties	4,752	4,239	3,569
Interest income	1,084	648	450
Other income	168	69	74
Total revenues	47,395	42,969	38,285

COSTS AND EXPENSES
Cost of sales	27,070	24,080	22,225
Restaurant operating expenses	3,265	3,194	3,180
Depreciation and amortization	763	741	759
Amortization of intangible assets	34	34	34
General and administrative expenses	8,942	8,228	7,538
Total costs and expenses	40,074	36,277	33,736

Income from continuing operations before provision for income taxes	7,321	6,692	4,549
Provision for income taxes	2,472	2,351	1,665
Income from continuing operations	4,849	4,341	2,884

Income from discontinued operations, including gains on disposal of discontinued operations before income taxes of $2,489 in 2008, $400 in 2007 and $2,919 in 2006.	2,711	1,990	4,589
Income tax expense	1,005	788	1,796
Income from discontinued operations	1,706	1,202	2,793

Net income	$6,555	$5,543	$5,677

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$0.80	$0.74	$0.52
Income from discontinued operations	0.28	0.21	0.50
Net income	$1.08	$0.95	$1.02

Diluted income per share:
Income from continuing operations	$0.75	$0.68	$0.44
Income from discontinued operations	0.26	0.19	0.43
Net income	$1.01	$0.87	$0.87

Weighted average shares used in computing income per share
Basic	6,085,000	5,836,000	5,584,000
Diluted	6,502,000	6,341,000	6,546,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Fifty-three weeks ended March 30, 2008, and Fifty-two weeks ended March 25, 2007 and March 26, 2006

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

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Fifty-three weeks ended March 30, 2008, and Fifty-two weeks ended March 25, 2007 and March 26, 2006

(in thousands, except share amounts)

	Common	Common	Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Deficit	Loss	Shares	Amount	Equity	Income
Balance, March 26, 2006	7,600,399	$76	$43,699	$(208)	$(8,197)	$(164)	1,891,100	$(7,158)	$28,048

Shares issued in connection with exercise of employee stock options	308,784	3	719	-	-	-	-	-	722

Income tax benefit on stock option exercises	-	-	1,079	-	-	-	-	-	1,079

Share Based Compensation	-	-	295						295

Amortization of deferred compensation relating to restricted stock	-	-	-	72	-	-	-	-	72

Unrealized gains on marketable securities, net of deferred income tax of $80	-	-	-	-	-	120	-	-	120	120
Net income	-	-	-	-	5,543	-	-	-	5,543	5,543
Comprehensive income	-	-	-	-	-	-	-	-	-	$5,663
Balance, March 25, 2007	7,909,183	$79	$45,792	$(136)	$(2,654)	$(44)	1,891,100	$(7,158)	$35,879

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Fifty-three weeks ended March 30, 2008, and Fifty-two weeks March 25, 2007 and March 26, 2006

(in thousands, except share amounts)

	Common	Common	Additional Paid-in	Deferred	Retained Earnings Accumulated	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	(Deficit)	Income/(Loss)	Shares	Amount	Equity	Income
Balance, March 25, 2007	7,909,183	$79	$45,792	$(136)	$(2,654)	$(44)	1,891,100	$(7,158)	$35,879

Shares issued in connection with exercise of employee stock options and warrants	271,500	3	921	-	-	-	-	-	924

Repurchase of common stock	-	-	-	-	-	-	108,900	(1,928)	(1,928)

Income tax benefit on stock option exercises	-	-	632	-	-	-	-	-	632

Share based compensation	-	-	359	-	-	-	-	-	359

Amortization of deferred compensation relating to restricted stock	-	-	-	73	-	-	-	-	73

Unrealized gains on marketable securities, net of deferred income tax of $184	-	-	-	-	-	269	-	-	269	269

Cumulative effect of the adoption of FIN No. 48 as of March 26, 2007 (Note K)	-	-	-	-	(155)	-	-	-	(155)

Net income	-	-	-	-	6,555	-	-	-	6,555	6,555

Comprehensive income	-	-	-	-	-	-	- _	-	-	$6,824
Balance, March 30, 2008	8,180,683	$82	$47,704	($63)	$3,746	$225	2,000,000	$(9,086)	$42,608

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-three weeks ended March 30, 2008	Fifty-two weeks ended March 25, 2007	Fifty-two weeks ended March 26, 2006
Cash flows from operating activities:
Net income	$6,555	$5,543	$5,677
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	766	791	812
Amortization of intangible assets	78	262	262
Amortization of bond premium	278	269	232
Amortization of deferred compensation	73	72	73
Gain on sale of subsidiary and leasehold interests	(2,489)	(400)	(2,919)
Gain on disposal of fixed assets	-	(29)	(66)
Loss on sale of available for sale securities	-	-	2
Share-based compensation expense	359	295	-
Provision for doubtful accounts	-	(6)	10
Income tax benefit on stock option exercises	-	-	394
Deferred income taxes	682	(180)	175
Changes in operating assets and liabilities:
Notes and accounts receivable, net	(362)	(117)	(567)
Inventories	(32)	27	(129)
Prepaid expenses and other current assets	(526)	243	(223)
Other assets	(2)	32	(11)
Accounts payable, accrued expenses and other current liabilities	(904)	1,374	600
Deferred franchise fees	(76)	156	(119)
Other liabilities	452	(141)	(142)

Net cash provided by operating activities	4,852	8,191	4,061

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	3,100	-	2,245
Purchase of available-for-sale securities	(1,089)	(5,972)	(7,877)
Purchase of intellectual property	-	(7)	(1,346)
Purchase of property and equipment	(972)	(539)	(795)
Payments received on notes receivable	239	88	350
Proceeds from sales of subsidiary and leasehold interest	1,691	400	3,621

Net cash provided by (used in) investing activities	2,969	(6,030)	(3,802)

Cash flows from financing activities:
Principal repayments of notes payable and capitalized lease obligations	-	(39)	(827)
Repurchase of treasury stock	(1,928)	-	-
Income tax benefit on stock option exercises	632	1,079	-
Proceeds from the exercise of stock options and warrant	924	722	_ 642

Net cash provided by (used in) financing activities	(372)	1,762	(185)

Net increase in cash and cash equivalents	7,449	3,923	74

Cash and cash equivalents, beginning of year	6,932	3,009	2,935

Cash and cash equivalents, end of year	$14,381	$6,932	$3,009

Cash paid during the year for:
Interest	$-	$1	$31
Income taxes	$2,942	$1,353	$3,040

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$2,150	$-	$-

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

Nathan’s Famous, Inc. and subsidiaries (collectively the “Company” or “Nathan’s”) has historically operated or franchised a chain of retail fast food restaurants featuring the Nathan’s Famous brand of all beef frankfurters, fresh crinkle-cut French-fried potatoes and a variety of other menu offerings. Nathan’s has also established a Branded Product Program, which enables foodservice retailers to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. The Company is also the owner of the Arthur Treacher’s brand (See Note C). Arthur Treacher's main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The Company, through wholly owned subsidiaries, was also the franchisor of Kenny Rogers Roasters (“Roasters”) and Miami Subs through April 23, 2008 and May 30, 2007, respectively. (See Notes P and H for discussion of the sales of these subsidiaries.) The Company considers its subsidiaries to be in the food service industry, and has pursued co-branding and co-hosting initiatives; accordingly, management has evaluated the Company as a single reporting unit.

At March 30, 2008, the Company’s restaurant system included six company-owned units in the New York City metropolitan area and 322 franchised or licensed units, located in 22 states and 11 foreign countries.

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

2. Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52- or 53-week reporting period. The results of operations and cash flows for the fiscal year ended March 30, 2008 are on the basis of a 53-week reporting period and the results of operations and cash flows for the fiscal years ended March 25, 2007 and March 26, 2006 are on the basis of 52-week reporting periods.

3. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management in preparing the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, valuation of notes receivable, valuation of stock-based compensation, income taxes and valuation of goodwill, other intangible assets and other long-lived assets.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

NOTE B (continued)

4. Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents amounted to $11,100 and $3,294 at March 30, 2008 and March 25, 2007, respectively. Included in cash and cash equivalents is cash restricted for untendered shares associated with the acquisition of Nathan’s in 1987 of $54 at March 30, 2008 and March 25, 2007.

5. Impairment of Notes Receivable

Nathan's follows the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 114 ("SFAS No. 114") "Accounting by Creditors for Impairment of a Loan," as amended. Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions, (b) loans secured by collateral that is not readily marketable, or (c) loans that are susceptible to deterioration in realizable value. When determining impairment, management's assessment includes its intention to extend certain leases beyond the minimum lease term and the debtor's ability to meet its obligation over that extended term. In certain cases where Nathan's has determined that a loan has been impaired, it generally does not expect to extend or renew the underlying leases. Based on the Company's analysis, it has determined that no notes receivable are impaired at March 30, 2008. At March 25, 2007, there were certain notes that were deemed to be impaired which are presented, net of an allowance of $1,628 for impaired notes receivable, as a component of assets held for sale.

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

7. Marketable Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 30, 2008 and March 25, 2007, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market price as determined in active markets, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the accompanying consolidated statements of earnings (See Note F).

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

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

Building and improvements	5 – 25 years
Machinery, equipment, furniture and fixtures	3 – 15 years
Leasehold improvements	5 – 20 years

10. Goodwill and Intangible Assets

Intangible assets primarily consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; (ii) trademarks, trade names and franchise rights of $394 in connection with Roasters (See Note P), and (iii) trademarks, trade names and other intellectual property of $1,353 in connection with Arthur Treachers (See Note C).

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note B (continued)

The table below presents amortized and unamortized intangible assets as of March 30, 2008 and March 25, 2007:

	March 30, 2008				March 25, 2007

	Gross Carrying Amount	Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Royalty streams	$666	$	(299)	$367	$666	$(266)	$400
Other	6		(6)	.	6	(5)	1
	$672		$(305)	$367	$672	$(271)	$401

Unamortized intangible assets:
Trademarks and tradenames				1,380			1,380
				$1,747			$1,781

Goodwill				$95			$95

As of March 30, 2008 and March 25, 2007, the Company has performed its required annual impairment test of goodwill and other intangible assets, and has determined no impairment is deemed to exist.

Total amortization expense for intangible assets was $34 for each of the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006. As a result of the April 23, 2008 sale of Roasters (Note P), the Company will no longer have any amortizable intangibles and, as a result, no amortization expense is currently expected in the next five years.

11. Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company writes down the asset to its fair value based on the present value of estimated future cash flows.

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No units were deemed impaired during the fiscal years, ended March 30, 2008, March 25, 2007 and March 26, 2006.

12. Self-Insurance

The Company is self-insured for portions of its general liability coverage. As part of Nathan's risk management strategy, its insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, Nathan's accrues estimates of its ultimate self-insurance costs throughout the policy year. These estimates have been developed based upon Nathan's historical trends, however, the final cost of many of these claims may not be known for five years or longer. Accordingly, Nathan's annual self-insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self-insurance accruals at March 30, 2008 and March 25, 2007 were $107 and $197, respectively, and are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note B (continued)

During the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, the Company reversed approximately $61, $53, and $55 respectively, of previously recorded insurance accruals to reflect the revised estimated cost of claims.

13. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term maturities of the instruments. The carrying amount of the note receivable approximates its fair value as the current interest rates on such instrument approximates current market interest rates on similar instruments.

14. Start-up Costs

Pre-opening and similar costs are expensed as incurred.

15. Revenue Recognition - Branded Products Operations

The Company recognizes revenue from the Branded Product Program when it is determined that the products have been delivered via third party common carrier to Nathans’ customers. Rebates provided to customers are classified as a reduction of revenues.

16. Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash by the customer, are recognized upon the performance of services. Sales are presented, net of sales tax, pursuant to EITF Issue 06-3.

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

March 30, 2008, March 25, 2007 and March 26, 2006

Note B (continued)

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

At March 30, 2008 and March 25, 2007, $299 and $375, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, the Company earned franchise fees of $970, $622 and $665, respectively from new unit openings, transfers, co-branding and forfeitures .

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 30, 2008 and March 25, 2007, $214 and $306, respectively, of deferred development fee revenue is included in “Other liabilities” in the accompanying consolidated balance sheets.

The following is a summary of franchise openings and closings for the Nathan’s and Kenny Rogers restaurant systems for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006:

	March 30, 2008	March 25, 2007	March 26, 2006
Franchised restaurants operating at the beginning of the period	294	290	271
New franchised restaurants opened during the period	46	21	30
Franchised restaurants closed during the period	(18)	(17)	(11)
Franchised restaurants operating at the end of the period	322	294	290

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note B (continued)

18. Revenue Recognition – License Royalties

The Company earns revenue from royalties on the licensing of the use of its name on certain products produced and sold by outside vendors. The use of the Company name and symbols must be approved by the Company prior to each specific application to ensure proper quality and project a consistent image. Revenue from license royalties is recognized when it is earned and deemed collectible.

19. Interest Income

Interest income is recorded when it is earned and deemed realizable by the Company.

20. Other income

The Company recognizes gains on the sale of fixed assets under the full accrual method, installment method or deposit method in accordance with provisions of SFAS No. 66 (See Note B-8).

Deferred revenue associated with supplier contracts is generally amortized into income on a straight-line basis over the life of the contract.

Other income for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006 consists of the following:

	March 30, 2008	March 25, 2007	March 26, 2006

Gain on disposal of fixed assets	$-	$-	$35
Amortization of supplier contributions	34	52	30
Other income	134	17	9

	$168	$69	$74

21. Business Concentrations and Geographical Information

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and for royalties from retail licensees. At March 30, 2008, one retail licensee and three Branded Product customers each represented 19%, 15%, 11% and 10%, respectively, of accounts receivable. At March 25, 2007, one retail licensee and two Branded Products distributors represented 21%, 16% and 13%, respectively, of accounts receivable.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note B (continued)

No franchisee, retail licensee or Branded Product customer accounted for 10% or more of revenues during the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006.

The Company’s primary supplier of frankfurters represented 77%, 74% and 77% of product purchases for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, respectively. The Company’s distributor of product to its Company-owned restaurants represented 15%, 16%, and 13% of product purchases for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, respectively.

The Company’s revenues for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006 were derived from the following geographic areas:

	March 30, 2008	March 25, 2007	March 26, 2006

Domestic (United States)	$46,520	$41,738	$36,907
Non-domestic	875	1,231	1,378

	$47,395	$42,969	$38,285

 22. Advertising

The Company administers various advertising funds on behalf of its subsidiaries and franchisees to coordinate the marketing efforts of the Company. Under these arrangements, the Company collects and disburses fees paid by franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising funds are based on specified percentages of net sales, generally ranging up to 3%. Net Company-owned store advertising expense was $224, $184, and $194, for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, respectively.

23. Stock-Based Compensation

At March 30, 2008, the Company had several stock-based employee compensation plans in effect which are more fully described in Note L. As of the beginning of fiscal 2007, Nathan’s adopted SFAS No. 123R, “Share-based Payment”, (“SFAS No. 123R”) using the modified prospective method. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, ("SFAS No. 123”) and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Prior to March 27, 2006, Nathan’s accounted for stock-based compensation using the intrinsic value method pursuant to ABP No. 25 and related interpretations by disclosing the pro-forma net income (loss) and net income (loss) per share as if the fair value method had been applied in accordance with SFAS No. 123. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the grant equaled or exceeded the market price of the underlying stock on the date of grant. Nathan’s has issued all stock option grants at prices equal to or in excess of the market price on the date of grant.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note B (continued)

SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. The Company utilizes the straight-line attribution method to recognize the expense associated with awards with graded vesting terms. In addition, under the modified prospective approach, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to awards vesting after the date of initial adoption to be recognized by the Company in the financial statements over the remaining requisite service period. Therefore, the amount of compensation costs to be recognized over the requisite service period on a prospective basis after March 26, 2006 includes: (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested as of, March 26, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to March 26, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to March 26, 2006 measured as of the date of such modification.

Share-based compensation recognized pursuant to the adoption of SFAS 123R during the fiscal years ended March 30, 2008 and March 25, 2007 was $359 and $295, respectively, is included in general and administrative expense in the accompanying Consolidated Statements of Earnings. As of March 30, 2008, there was $1,324 of unamortized compensation expense related to stock options. The Company expects to recognize this expense over approximately three years, eight months, which represents the weighted average remaining requisite service periods for such awards.

During the fiscal year ended March 30, 2008, the Company granted 110,000 stock options having an exercise price of $17.43 per share, all of which expire five years from the date of grant. 60,000 of the options granted will be vested as follows: 25% on the first anniversary of the grant, 50% on the second anniversary of the grant, 75% on the third anniversary of the grant and 100% on the fourth anniversary of the grant. 50,000 of the options granted will be vested as follows: 33.3% on the first anniversary of the grant, 66.7% on the second anniversary of the grant and 100% on the third anniversary of the grant.

During the fiscal year ended March 25, 2007, the Company granted 197,500 stock options having an exercise price of $13.08 per share, all of which expire ten years from the date of grant. All 197,500 options granted will be vested as follows: 20% on the first anniversary of the grant, 40% on the second anniversary of the grant, 60% on the third anniversary of the grant, 80% on the fourth anniversary of the grant and 100% on the fifth anniversary of the grant.

No options were granted during the fiscal year ended March 26, 2006.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note B (continued)

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the fiscal years ended March 30, 2008 and March 25, 2007 are as follows:

	Fiscal year ended
	March 30, 2008	March 25, 2007
Weighted-average option fair values	$5.8270	$6.1686
Expected life (years)	4.25	7.0
Interest rate	4.21%	5.21%
Volatility	32.93%	34.33%
Dividend yield	0%	0%

The following table illustrates the effect on net income and income per share had the fair value-based method prescribed by SFAS No. 123, been applied to stock-based employee compensation during the year ended March 26, 2006.

March 26, 2006
Net income, as reported	$5,677
Add: Stock-based compensation included in net income	44

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(132)

Pro forma net income	$5,589

Net income per Share
Basic - as reported	$1.02
Diluted - as reported	$0.87
Basic - pro forma	$1.00
Diluted - pro forma	$0.85

24. Classification of Operating Expenses

Cost of sales consists of the following:

o	The cost of products sold by the Company-operated restaurants, through the Branded Product Program and other distribution channels.
o	The cost of labor and associated costs of in-store restaurant management and crew.
o	The cost of paper products used in Company-operated restaurants.
o	Other direct costs such as fulfillment, commissions, freight and samples.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note B (continued)

Restaurant operating expenses consist of the following:

o	Occupancy costs of Company-operated restaurants.
o	Utility costs of Company-operated restaurants.
o	Repair and maintenance expenses of the Company-operated restaurant facilities.
o	Marketing and advertising expenses done locally and contributions to advertising funds for Company-operated restaurants.
o	Insurance costs directly related to Company-operated restaurants.

25. Income Taxes

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary differences resulting from different treatment of items such as depreciation, estimated self-insurance liabilities, allowance for doubtful accounts and tax credits and net operating losses (“NOL”) for tax and reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was adopted by the Company on March 26, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements. (See Note K)

26. Reclassifications

Certain prior years’ balances related to discontinued operations (See Note H) have been reclassified to conform with Nathan’s current year presentation.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note B (continued)

27. Recently Issued Accounting Standards Not Yet Adopted

In, September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157,”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which is the first quarter of fiscal 2009, except for with respect to certain non-financial assets and liabilities, for which the effective date will be our first quarter of fiscal 2010. The Company has not yet evaluated the impact of the adoption of SFAS No. 157 on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“SFAS No. 159,”). This standard amends SFAS No.115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted for as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is the first quarter of fiscal 2009. The adoption will not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS No. 141R are effective for fiscal years beginning on or after December 15, 2008, which for us is fiscal 2010. Earlier adoption is prohibited. The Company has not yet evaluated the impact of SFAS No. 141R on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No.160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010. Earlier adoption is prohibited. The Company has not yet evaluated the impact of SFAS No. 160 on its consolidated financial position and results of operations.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

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

The Company simultaneously granted back to PFSI a limited license to use the Arthur Treacher’s intellectual property solely for the purposes of: (a) continuing to permit PFSI to operate its then existing Arthur Treacher’s franchised restaurant system (approximately 60 restaurants); and (b) PFSI granting rights to third parties who wish to develop new traditional Arthur Treacher’s quick service restaurants in Indiana, Maryland, Michigan, Ohio, Pennsylvania, Virginia, Washington D.C. and areas of Northern New York State (collectively, the “PFSI Markets”). The Company also retained certain rights to sell franchises for the operation of Arthur Treacher’s restaurants in certain circumstances within the geographic scope of the PFSI Markets. PFSI has no obligation to pay fees or royalties to the Company in connection with its use of the Arthur Treacher’s system within the PFSI Markets.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note C (continued)

The following presents the proforma results of operations, which are not necessarily indicative of the results that would have been attained, had the acquisition actually taken place, as if the Company had owned these assets at the beginning of the fiscal year ended March 26, 2006:

Fifty-two
weeks ended
March 26, 2006
Total revenues	$38,421
Income from continuing operations	2,969
Net income	$5,762
Basic income per share:
Income from continuing operations	$.53
Net income	$1.03

Diluted income per share:
Income from continuing operations	$.45
Net income	$.88

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, respectively:

	Income from continuing operations			Shares			Income per share From continuing operations
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Basic EPS
Basic calculation	$4,849	$4,341	$2,884	6,085,000	5,836,000	5,584,000	$.80	$.74	$.52
Effect of dilutive
employee stock
options and warrants	-	-	-	417,000	505,000	962,000	(.05)	(.06)	(.08)

Diluted EPS
Diluted calculation	$4,849	$4,341	$2,884	6,502,000	6,341,000	6,546,000	$.75	$.68	$.44

Options and warrants to purchase 55,000, 98,750 and 19,500 shares of common stock for the years ended March 30, 2008, March 25, 2007 and March 26, 2006, respectively, were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares during the respective periods.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

NOTE E - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	March 30,	March 25,
	2008	2007

Franchise and license royalties	$1,424	$1,290
Branded product sales	2,118	1,717
Other	395	348
	3,937	3,355

Less: allowance for doubtful accounts	104	94

Accounts receivable, net	$3,833	$3,261

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

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006 are as follows:

	March 30, 2008	March 25, 2007	March 26, 2006

Beginning balance	$94	$128	$119
Bad debt expense	-	-	10
Uncollectible marketing fund contributions	20	-	1
Accounts written off	(10)	(34)	(2)

Ending balance	$104	$94	$128

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

NOTE F - MARKETABLE SECURITIES

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consists entirely of bonds which are classified as available-for-sale securities are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 30, 2008	$20,590	$365	$(5)	$20,950

March 25, 2007	$22,878	$44	$(137)	$22,785

As of March 30, 2008, the bonds mature at various dates between July 2007 and April 2017. The following represents the bond maturities by period as follows:

Fair value of Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

March 30, 2008	$20,950	$2,235	$11,124	$6,346	$1,245

March 25, 2007	$22,785	$3,128	$12,320	$6,258	$1,079

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income are as follows:

	March 30, 2008	March 25, 2007	March 26, 2006
Available-for-sale securities:
Proceeds	$3,100	-	$2,245
Gross realized gains	-	-	-
Gross realized losses	-	-	(2)

The change in net unrealized gains (losses) on available-for-sale securities for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, respectively, of $269, $120, and $(94), which is net of deferred income taxes, have been included as a component of comprehensive income.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

NOTE G - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 30,	March 25,
	2008	2007

Land	$1,094	$1,094
Building and improvements	2,130	1,972
Machinery, equipment, furniture and fixtures	5,931	5,353
Leasehold improvements	3,817	3,608
Construction-in-progress	18	89
	12,990	12,116
Less: accumulated depreciation and amortization	8,562	7,894

	$4,428	$4,222

Depreciation and amortization expense on property and equipment was $763, $741, and $759 for the fiscal years ended March 30, 2008, March 25, 2007, and March 26, 2006, respectively.

NOTE H – DISCONTINUED OPERATIONS

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No.144"), related to the accounting and reporting for segments of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant, investment or other property that Nathan’s sells, abandons or otherwise disposes of where the Company will have no further involvement in the operation of, or cash flows from, such restaurant, investment or other property.

1. Sale of Miami Subs

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (“Miami Subs”) to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250 consisting of $850 in cash and the Purchaser’s promissory note in the principal amount of $2,400 (the “Note”). The Note bears interest at 8% per annum, is payable over a four-year term and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the Note at any time. In the event the Note is fully repaid within one year, Nathan’s will reduce the amount due by $250. Due to the ability to prepay the loan and reduce the amount due, the recognition of the additional $250 has been deferred. In accordance with the Agreement, Nathan’s retained ownership of Miami Subs’ then corporate office in Fort Lauderdale, Florida (the “Corporate Office”).

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006
Note H (continued)

The following is a summary of the assets and liabilities of Miami Subs, as of the date of sale, that were sold:

Cash	$674	(A)
Accounts receivable, net	213
Notes receivable, net	153
Prepaid expenses and other current assets	119
Deferred income taxes, net	719
Property and equipment, net	48
Intangible assets, net	1,803
Other assets, net	46
Total assets sold	3,775

Accounts payable	27
Accrued expenses	1,373	(A)
Other liabilities	395
Total liabilities sold	1,795

Net assets sold	$1,980

(A) – Includes unexpended marketing funds of $565.

In connection with the Agreement, Purchaser may continue to sell Nathan’s Famous and Arthur Treachers’ products within the existing restaurant system in exchange for a royalty payment of 35% of all royalties contractually due from Miami Subs franchisees on such sales.

Nathan’s has realized a gain on the sale of Miami Subs of $983, net of professional fees of $37 and recorded income taxes of $356 on the gain. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gain on disposal, have been presented as discontinued operations for all periods presented. The accompanying balance sheet for the fiscal year ended March 25, 2007, has been revised to reflect the assets and liabilities of Miami Subs that were subsequently sold, as held for sale as of that date. (See Note H-5)

2. Sale of Leasehold Interest

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord and CVS 3285 FL, L.L.C., (“CVS”) to sell their leasehold interests to CVS for $2,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494 in the aggregate. Nathan’s made the property available to the buyer by May 29, 2007, and Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506 and recorded income taxes of $557 during the year ended March 30, 2008. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for all periods presented as the Company will have no continuing involvement in the operation of, or cash flows from, these properties.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note H (continued)

3. Sale of Real Estate

On July 13, 2005, Nathan’s sold all of its right, title and interest in and to a vacant real estate parcel previously utilized as a parking lot, adjacent to a Company-owned restaurant, located in Brooklyn, New York, in exchange for a cash payment of $3,100. A gain of $2,819 was recognized into income during the year ended March 26, 2006. Nathan’s also entered into an agreement pursuant to which an affiliate of the buyer assumed all of Nathan’s rights and obligations under a lease for an adjacent property and agreed to pay $500 to Nathan’s for its leasehold interest on the earlier of (i) three years after closing or (ii) six months after the closing of the adjacent property. On January 17, 2006, the adjacent property was sold. The Company received $100 during fiscal 2006 and the remaining balance of $400 was received in October 2006 and is included as a gain from discontinued operations during fiscal 2007. The operating expenses for these properties have been included in discontinued operations for all periods presented as the Company has no continuing involvement in the operation of, or cash flows from, these properties.

4. Sale of Restaurant

During the year ended March 26, 2006, the Company sold one Company-owned restaurant that it had previously leased to the operator pursuant to management agreement for total cash consideration of $515 and entered into a franchise agreement with the buyer to continue operating the restaurant. As this restaurant was a Miami Subs location and the Miami Subs subsidiary was sold during the fiscal year ended March 30, 2008 and is included as a component of discontinued operations, this sales transaction has been included in such discontinued operations.

5. Summary Financial Information

The following is a summary of all discontinued operations for fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006:

	March 30, 2008	March 25, 2007	March 26, 2006

Revenues (excluding gains from dispositions)	$430	$2,926	$2,995

Gain from dispositions before income taxes	$2,489	$400	$2,919
Income before income taxes	$2,711	$1,990	$4,589

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note H (continued)

The following is a summary of the assets and liabilities held for sale as of March 25, 2007

Cash	$654	(A)
Accounts receivable, net	456
Notes receivable, net	120
Prepaid expenses and other current assets	26
Deferred income taxes	784
Property and equipment, net	94
Intangible assets, net	1,847
Other assets, net	46
Total assets held for sale	4,027

Accounts payable	135
Accrued expenses	1,871	(A)
Other liabilities	377
Total liabilities held for sale	2,383

Net assets held for sale	$1,644

(A) – Includes unexpended marketing funds of $627.

NOTE I - ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 30,	March 25,
	2008	2007
Payroll and other benefits	$1,803	$1,684
Accrued operating expenses	1,029	851
Professional and legal costs	234	266
Self-insurance costs	107	197
Rent and occupancy costs	153	106
Taxes payable	65	1,010
Unexpended advertising funds	244	297
Deferred revenue	188	215
Other	205	141

	$4,028	$4,767

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note I (continued)

Other liabilities consist of the following:

	March 30,	March 25,
	2008	2007
Deferred income – supplier contracts	$363	$363
Deferred development fees	214	306
Reserve for uncertain tax positions (Note K)	773	-
Deferred rental liability	81	158
Tenant’s security deposits on subleased property	31	46
	$1,462	$873

NOTE J - INDEBTEDNESS

The Company maintains a $7,500 line of credit with its primary banking institution. Borrowings under the line of credit are intended to be used to meet the normal short-term working capital needs of the Company. The line of credit is not a commitment and, therefore, credit availability is subject to ongoing approval. The line of credit expires on October 1, 2008, and bears interest at the prime rate (5.25% at March 30, 2008). There were no borrowings outstanding under this line of credit as of March 30, 2008 and March 25, 2007.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

NOTE K - INCOME TAXES

Income tax provision (benefit) consists of the following for the fiscal years ended March 30, 2008, March 25, 2007, and March 26, 2006:

	March 30, 2008	March 25, 2007	March 26, 2006
Federal
Current	$1,327	$1,968	$1,252
Deferred	548	(304)	(47)
	1,875	1,664	1,205
State and local
Current	500	741	467
Deferred	97	(54)	(7)
	597	687	460
	$2,472	$2,351	$1,665

Total income tax provision (benefit) for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006 differs from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

	March 30, 2008	March 25, 2007	March 26, 2006

Computed “expected” tax expense	$2,489	$2,275	$1,546
Nondeductible amortization	7	7	7
State and local income taxes, net of Federal income tax benefit	359	245	277
Tax-exempt investment earnings	(309)	(220)	(150)
Nondeductible meals and entertainment and other	(74)	44	(15)
	$2,472	$2,351	$1,665

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006
Note K (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 30,	March 25,
	2008	2007
Deferred tax assets
Accrued expenses	$331	$616
Allowance for doubtful accounts	37	38
Deferred revenue	404	530
Depreciation expense	894	720
Expenses not deductible until paid	43	79
Deferred Stock Compensation	261	118
Amortization of intangibles	100	129
Unrealized loss on marketable securities	-	29
Excess of straight line over actual rent	63	85
Other	10	12
Total gross deferred tax assets	$2,143	$2,356

Deferred tax liabilities
Difference in tax bases of installment gains not yet recognized	347	-
Deductible prepaid expense	209	154
Unrealized gain on marketable securities	152	-
Other	73	38
Total gross deferred tax liabilities	781	192
Net deferred tax asset	1,362	2,164
Less current portion	(697)	(1,174)
Long-term portion	$665	$990

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based upon anticipated taxable income, management believes that it is more likely than not that the Company will realize the benefit of this net deferred tax asset of $1,362 and $2,164 at March 30, 2008 and March 25, 2007, respectively.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes” ("FIN No. 48"), which clarified the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 also provided guidance on the derecognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and added new disclosure requirements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1,“Definition of Settlement in FASB Interpretation No. 48”, an amendment of FASB Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN No. 48-1”) to clarify that a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits in accordance with paragraph 10(b) of that Interpretation if (a) the taxing authority has completed all of its required or expected examination procedures, (b) the enterprise does not intend to appeal or litigate any aspect of the tax position, and (c) it is considered remote that the taxing authority would reexamine the tax position. FIN No. 48-1 also conforms to the terminology used in FIN No. 48 to describe measurement and recognition to the conclusions reached in the FSP. FIN No. 48-1 is effective as of the same dates as FIN No. 48, with retrospective application required for entities that have not applied FIN No. 48 in a manner consistent with the provisions of the FSP.

Nathan’s adopted the provisions of FIN No. 48 and FIN No. 48-1 on March 26, 2007 which resulted in a $155 adjustment to increase tax liabilities and decrease opening retained earnings in connection with a cumulative effect of a change in accounting principle.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note K (continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties since the inception of FIN-48 on March 26, 2007 through March 30, 2008.

Balance at March 26, 2007	$517
Additions based on tax positions taken in the current year	21
Reductions of tax positions taken in prior years	(72)
Unrecognized tax benefits, end of year	$466

The amount of unrecognized tax benefits at March 30, 2008 was $466 all of which would impact Nathan’s effective tax rate, if recognized. Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. As of March 30, 2008, the Company had $307 accrued for the payment of interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Nathan’s is subject to tax in the U.S. and various state and local jurisdictions. The Company is not currently under audit by the Internal Revenue Service but remains subject to examination for fiscal years 2005 through 2007. Nathan’s is not currently under audit by any state and local tax jurisdictions but remains subject to examination for years open by statute as well. The earliest years’ tax return filed by the Company that are still subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2005
New York State	2005
New York City	2005

NOTE L - STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Stock Option Plans

On December 15, 1992, the Company adopted the 1992 Stock Option Plan (the “1992 Plan”), which provided for the issuance of incentive stock options (“ISOs”) to officers and key employees and nonqualified stock options to directors, officers and key employees. Up to 525,000 shares of common stock were reserved for issuance for the exercise of options granted under the 1992 Plan. The 1992 Plan expired with respect to granting of new options on December 2, 2002.

In April 1998, the Company adopted the Nathan’s Famous, Inc. 1998 Stock Option Plan (the “1998 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 500,000 shares of common stock were reserved for issuance upon the exercise of options granted under the 1998 Plan. As of March 30, 2008, no shares were available to be issued for future grants under the 1998 Plan.

In June 2001, the Company adopted the Nathan’s Famous, Inc. 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees. Up to 350,000 shares of common stock were originally reserved for issuance upon the exercise of options granted and for future issuance in connection with awards under the 2001 Plan. As of March 25, 2007, there were 3,500 shares available to be issued in the future under this plan.  On September 12, 2007, Nathan’s shareholders approved certain modifications to the 2001 Plan, which increased the number of options available for future grant by 275,000 shares. On September 17, 2007, 110,000 stock options were granted and as of March 30, 2008, there were 168,500 shares available to be issued for future grants under the 2001 Plan.

In June 2002, the Company adopted the Nathan’s Famous, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the issuance of nonqualified stock options or restricted stock awards to directors, officers and key employees. Up to 300,000 shares of common stock have been reserved for issuance in connection with awards under the 2002 Plan. As of March 30, 2008, there were 2,500 shares available to be issued for future grants under the 2002 Plan.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006
Note L (continued)

The 1998 Plan, the 2001 Plan and the 2002 Plan expire on April 5, 2008, June 13, 2011 and June 17, 2012, respectively, unless terminated earlier by the Board of Directors under conditions specified in the respective Plan.

The company has outstanding 262,558 of stock options previously issued upon the acquisition of Miami Subs during the fiscal year ended March 26, 2000. These options have an exercise price of $3.1875 and expire on September 30, 2009.

In general, options granted under the Company’s stock incentive plans have terms of five or ten years and vest over periods of between three and five years. The Company has historically issued new shares of common stock for options that have been exercised and determined the grant date fair value of options and warrants granted using the Black-Scholes option valuation model.

2. Warrant

On July 17, 1997, the Company granted to its Chairman and then Chief Executive Officer a warrant to purchase 150,000 shares of  the Company’s common stock at an exercise price of $3.25 per share, representing the market price of the Company’s common stock on the date of grant. The warrant was exercised in July 2007.

A summary of the status of the Company’s stock options and warrants at March 30, 2008, March 25, 2007 and March 26, 2006 and changes during the fiscal years then ended is presented in the tables below:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		average		Average		Average
		exercise		Exercise		Exercise
	Shares	price	Shares	price	Shares	price

Options outstanding – beginning of year	1,172,308	$5.21	1,332,024	$3.78	1,494,796	$3.81

Granted	110,000	17.43	197,500	13.08	-	-
Expired	(8,500)	6.20	(4,000)	6.20	(2,690)	9.09
Exercised	(121,500)	3.59	(353,216)	3.69	(160,082)	4.01

Options outstanding - end of year	1,152,308	$6.54	1,172,308	$5.21	1,332,024	$3.78

Options exercisable - end of year	884,308	$4.02	943,141	$3.48	1,247,025	$-

Weighted-average fair value of
options granted		$5.83		$6.16		$-

Warrants outstanding – beginning of year	150,000	$3.25	150,000	$3.25	168,750	$4.73
Exercised	(150,000)	(3.25)	-	-	(18,750)	16.55

Warrants outstanding - end of year	-	-	150,000	$3.25	150,000	$3.25

Warrants exercisable - end of year	-	-	150,000	$3.25	150,000	$3.25

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note L (continued)

At March 30, 2008, 171,000 common shares were reserved for future restricted stock or stock option grants, as detailed above.

During the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, 271,500, 308,784 and 160,082 stock options and warrants were exercised which aggregated proceeds of $924, $722 and $642, respectively, to the Company.

The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006 are $3,169, $2,658 and $1,015 respectively.

The following table summarizes information about stock options at March 30, 2008:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 30, 2008	1,152,308	$6.54	3.67	$8,521

Options exercisable at March 30, 2008	884,308	$4.02	2.76	$8,443

Exercise prices ranges from $3.19 to $17.43

3. Common Stock Purchase Rights

On June 20, 1995, the Board of Directors declared a dividend distribution of one common stock purchase right (the “Rights”) for each outstanding share of common stock of the Company. The distribution was paid on June 20, 1995 to the shareholders of record on June 20, 1995. The terms of the Rights were amended on April 6, 1998, December 8, 1999, June 15, 2005 and June 4, 2008. Pursuant to the June 4, 2008 amendment, the final expiration date of the Rights was accelerated to June 4, 2008, thereby terminating the Rights. Each Right, as amended, entitled the registered holder thereof to purchase from the Company one share of the common stock at a price of $4.00 per share, subject to adjustment for anti-dilution. New Common Stock certificates issued after June 20, 1995 upon transfer or new issuance of the common stock contained a notation incorporating the Rights Agreement by reference.

The Rights were not exercisable until the Distribution Date. The Distribution Date was the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the common stock, as amended, or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement, or announcement of an intention to make a tender offer or exchange offer by a person (other than the Company, any wholly-owned subsidiary of the Company or certain employee benefit plans) which, if consummated, would result in such person becoming an Acquiring Person. Prior to the June 4, 2008 amendment, the Rights were scheduled to expire on June 19, 2010.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006
Note L (continued)

At any time prior to the time at which a person or group or affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of the common stock of the Company, the Board of Directors of the Company had the ability to redeem the Rights in whole, but not in part, at a price of $.001 per Right. In addition, the Rights Agreement, as amended, permitted the Board of Directors, following the acquisition by a person or group of beneficial ownership of 15% or more of the common stock (but before an acquisition of 50% or more of common stock), to exchange the Rights (other than Rights owned by such 15% person or group), in whole or in part, for common stock, at an exchange ratio of one share of common stock per Right.

Until a Right was exercised, the holder thereof, as such, had no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company had reserved 9,501,491 shares of common stock for issuance upon exercise of the Rights.

At the time the Nathan’s Board of Directors approved the June 4, 2008 amendment of Nathan’s then-existing shareholder rights plan to accelerate the expiration date of the common stock purchase rights to June 4, 2008, thereby terminating the existing rights, it also approved the adoption of a new stockholder rights plan (the “New Rights Plan”) under which all stockholders of record as of June 5, 2008 will receive rights to purchase shares of common stock (the “New Rights”). The New Rights Plan replaced and updated the Company’s then-existing rights plan.

The New Rights were distributed as a dividend. Initially, the New Rights will attach to, and trade with, the Company’s common stock. Subject to the terms, conditions and limitations of the New Rights Plan, the New Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock. Upon such an event and payment of the purchase price of $30 (the “New Right Purchase Price”), each New Right (except those held by the acquiring person or group) will entitle the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less then the New Right Purchase Price, a number of shares of the Company's common stock which at the time of the transaction has a market value equal to the New Right Purchase Price. Based on the market price of the Company's common stock on June 4, 2008, the date the New Rights Plan was adopted, of $13.41 per share, and due to the fact that the Company is not required to issue fractional shares, the current exchange ratio is two shares of common stock per New Right. The Company’s board of directors may redeem the New Rights prior to the time they are triggered. Upon adoption of the New Rights Plan, the Company reserved 16,589,516 shares of common stock for issuance upon exercise of the New Rights.

4.	Stock Repurchase Program

Through March 30, 2008, Nathan’s purchased a total of 2,000,000 shares of common stock at a cost of approximately $9,086 in completion of the second stock repurchase plan previously authorized by the Board of Directors. Of these repurchased shares, 108,900 shares were repurchased at a cost of $1,928 during the year ended March 30, 2008. On November 5, 2007, Nathan’s Board of Directors authorized a third stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company, under which there have been no purchases as of year ended March 30, 2008. Purchases may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note L (continued)

On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, par value $.01 per share (“Common Stock”) having a value of up to an aggregate $6 million. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plan for the purchase of up to 500,000 shares. There is no set time limit on the repurchases.

5. Employment Agreements

Effective January 1, 2007, Howard M. Lorber, previously, Chairman of the Board and Chief Executive Officer, assumed the newly created position of Executive Chairman of the Board of Nathan’s and Eric Gatoff, previously, Vice President and Corporate Counsel, became Chief Executive Officer of Nathan’s.

In connection with the foregoing, the Company entered into an employment agreement with each of Messrs. Lorber (as amended, the “Lorber Employment Agreement”) and Gatoff (the “Gatoff Employment Agreement”). Under the terms of the Lorber Employment Agreement, Mr. Lorber will serve as Executive Chairman of the Board from January 1, 2007 until December 31, 2012, unless his employment is terminated in accordance with the terms of the Lorber Employment Agreement. Pursuant to the Lorber Employment Agreement, Mr. Lorber receives a base salary of $400, and will not receive a contractual bonus. The Lorber Employment Agreement provides for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200 per year in exchange for his agreement to provide no less than 15 days of consulting services per year, provided, Mr. Lorber is not required to provide more than 50 days of consulting services per year. The Lorber Employment Agreement provides Mr. Lorber with the right to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Lorber is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

In connection with Mr. Lorber’s prior employment agreement dated January 1, 2005, we issued to Mr. Lorber 50,000 shares of restricted common stock, which vest ratably over the 5 years. A charge of $363 based on the fair market value of the Company’s common stock of $7.25 on grant date has been recorded to deferred compensation and is being amortized to earnings ratably over the vesting period. As of March 30, 2008, March 25, 2007 and March 26, 2006, 40,000, 30,000 and 20,000 shares have been vested with 10,000, 20,000 and 30,000 shares non-vested, respectively.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note L (continued)

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff will serve as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period shall extend for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Pursuant to the agreement, Mr. Gatoff will receive a base salary of $225 and an annual bonus equal in an amount of up to 100% of his base salary, depending upon the Company’s achievement of performance goals established and agreed to by the Compensation Committee and Mr. Gatoff for each fiscal year during the employment term. and further, that Mr. Gatoff will be entitled to a minimum bonus of 50% of his base salary for the first two years of the Gatoff Employment Agreement. The Gatoff agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. Consequently, the employment agreement has been extended annually through December 31, 2008, based on the original terms, and no non-renewal notice has been given as of June 11, 2008. The agreement provides for annual compensation of $289 plus certain other benefits. In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

As a result of the sale of Miami Subs, the employment agreement between Miami Subs and its then President and Chief Operating Officer (who also serves as an executive officer of Nathan’s), was cancelled and a new employment agreement was entered into with Nathan’s effective May 31, 2007. The agreement provides for annual compensation of $210 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. No non-renewal notice has been given as of June 11, 2008. Consequently, the employment agreement has been extended through September 30, 2009. The agreement includes a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined. In the event a non-renewal notice is delivered, the Company must pay the officer an amount equal to the employee’s base salary as then in effect.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note L (continued)

The Company and one employee of Nathan’s entered into a change of control agreement effective May 31, 2007 for annual compensation of $136 per year. The agreement additionally includes a provision under which the employee has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined.

Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company on up to 30-days’ prior written notice by the Company in the event of disability or “cause,” as defined in each agreement.

6. 401(k) Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21 who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. The Company matches contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006 were $29, $32, and $26, respectively.

7. Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

NOTE M - COMMITMENTS AND CONTINGENCIES

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note M (continued)

As of March 30, 2008, the Company has noncancelable operating lease commitments, net of certain sublease rental income, as follows:

	Lease	Sublease	Net lease
	commitments	income	commitments

2009	$1,551	$313	$1,238
2010	1,329	366	963
2011	809	258	551
2012	601	196	405
2013	544	166	378
Thereafter	7,597	72	7,525

	$12,431	$1,371	$11,060

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,204, $1,174, and $1,179 for the fiscal years ended March 30, 2008, March 25, 2007, and March 26, 2006, respectively.

Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense, which is inclusive of common area maintenance charges was approximately $59, $70 and $73 for the fiscal years ended March 30, 2008, March 25, 2007, and March 26, 2006 respectively.

The Company also owns or leases sites, which it in turn subleases to franchisees, which expire on various dates through 2010 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

The Company also subleases a location to a third party. This sub-lease provides for minimum annual rental payments by the Company aggregating approximately $135 and expires in 2013 exclusive of renewal options.

The Company entered into a commitment to purchase 1,785,000 pounds of hot dogs for $2,740 from its primary hot dog manufacturer. Nathan’s has the right to order this product between April through August 2008. The hot dogs to be purchased represent approximately 36% of Nathan’s estimated usage during the period of the commitment.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note M (continued)

2.	Contingencies

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on the Company’s results of operations for the period in which the ruling occurs.

The Company is also involved in the following legal proceedings:

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

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which: (i) SMG acts as the Company's exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan's Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Company's Nathan's Famous restaurant system and Branded Products Program. On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the "Termination Date"), due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company's filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois. The Company has answered SMG's complaint and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that that the Company has properly terminated the License Agreement. SMG has also asked the Illinois court for a preliminary injunction to prevent the Company from effectuating the termination of the License Agreement prior to the case being adjudicated. The parties are currently proceeding with the discovery process.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

Note M (continued)

3.	Guarantees

At the time of the sale of Miami Subs (Note H), a severance agreement, previously entered into between Miami Subs and one executive of Miami Subs, remained in force along with the guaranty by Nathan’s of Miami Subs’ obligations under that agreement. The agreement provided for a severance payment of $115 payable in six (6) monthly installments and payment for post-employment health benefits for the employee and dependants for the maximum period permitted under Federal Law. The executive terminated his employment with Miami Subs, effective October 5, 2007 and agreed to receive his severance payment over a 56 week period. Nathan’s has the right to seek reimbursement from Miami Subs in the event that Nathan’s must make payments under the guarantee of the agreement. Nathan’s initially recorded a liability of $115, for this guarantee at the date of sale, of which $66 remains outstanding at March 30, 2008, due to payments made by Miami Subs. Nathan’s has not been required to make any payments under this guarantee.

NOTE N - RELATED PARTY TRANSACTIONS

An accounting firm of which Mr. Raich, who serves on Nathan’s Board of Directors serves as Managing Partner, received ordinary tax preparation and other consulting fees of $182, $128, and $108 for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, respectively.

A firm which Mr. Lorber serves as a consultant to (and, prior to January 2005, was the Chairman of), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $12, $23, and $25 for the fiscal years ended March 30, 2008, March 25, 2007, and March 26, 2006, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2008

Fiscal Year 2008
Total revenues (a)	$12,779		$14,062	$10,280	$10,274
Gross profit (a)(b)	2,393		3,274	1,892	1,630
Net income	3,152	(d)	1,774	877	752

Per share information
Net income per share
Basic (c)	$.52		$.29	$.14	$.12
Diluted (c)	$.48		$.27	$.14	$.12

Shares used in computation of net income
per share
Basic (c)	6,018,000		6,119,000	6,092,000	6,109,000
Diluted (c)	6,499,000		6,562,000	6,492,000	6,457,000

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

Fiscal Year 2007
Total revenues (a)	$11,598	$12,534		$9,875	$8,962
Gross profit (a)(b)	2,543	3,325		2,006	1,471
Net income	1,396	1,844	(e)	1,061	1,242

Per share information
Net income per share
Basic (c)	$.24	$.32		$.18	$.21
Diluted (c)	$.22	$.30		$.17	$.19

Shares used in computation of net income
per share
Basic (c)	5,733,000	5,773,000		5,892,000	5,945,000
Diluted (c)	6,316,000	6,227,000		6,401,000	6,430,000

(a)
Total revenues and gross profit were adjusted from amounts previously reported on Forms 10-Q to reflect a reclassification of continuing operations to discontinued operations in the fiscal years shown.

(b)	Gross profit represents the difference between sales and cost of sales.
(c)
The sum of the quarters may not equal the full year per share amounts included in the accompanying consolidated statements of earnings due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

(d)	Includes gains of disposal of discontinued operations, net of tax, of $1,576.
(e)	Includes gains of disposal of discontinued operations, net of tax, of $239.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 30, 2008, March 25, 2007 and March 26, 2006

NOTE P – SUBSEQUENT EVENTS - UNAUDITED

1. Sale of Roasters

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp. to Roasters Asia Pacific (Cayman) Limited, its Master Developer of franchised Kenny Rogers Roasters restaurants in Malaysia and certain other foreign territories. The purchase price was approximately $4,000 in cash plus certain accruals.

In connection with the sale, NF Roasters Corp. entered into a license agreement with a subsidiary of Nathan’s, pursuant to which NF Roasters Corp. licensed to the Nathan’s subsidiary certain intellectual property necessary for Nathan’s to continue to make available “Kenny Rogers” products at existing Nathan’s Famous and Miami Subs restaurants without the payment of royalties by either party.

Based upon SFAS No. 144, the Company has assessed the measurement date in accounting for the sale transaction as April 23, 2008, which represents the date on which Board approval was obtained by Management.

The following is a summary of the assets and liabilities as of March 30, 2008 of NF Roasters that were sold:

Cash	$10	(a)
Accounts receivable, net	3
Deferred income taxes	229
Intangible assets, net	394
Other assets, net	30
Total assets sold	666

Accrued expenses	14	(a)
Other liabilities	340
Total liabilities sold	354

Net assets sold	$312

(a) – Includes unexpended marketing funds of $10.

2. Other

On June 4, 2008, the Company approved the amendment of its existing shareholder rights plan to accelerate the final expiration date of the common stock purchase rights to June 4, 2008, thereby terminating the existing rights, as well as the adoption of a new stockholder rights plan (the “New Rights Plan”) under which all stockholders of record as of June 5, 2008 will receive rights to purchase shares of common stock (the “Rights”). The New Rights Plan will replace and update the Company’s existing rights plan, which was in place since 1995, and which was previously scheduled to expire on June 19, 2010 (See Note L-3).

On June 11, 2008, Nathan’s Famous, Inc., a Delaware corporation (the “Company”) and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, par value $.01 per share (“Common Stock”) having a value of up to an aggregate $6 million. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plan for the purchase of up to 500,000 shares. There is no set time limit on the repurchases.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 30, 2008, March 25, 2007 and March 26, 2006

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		(1)	(2)

Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of period
Fifty-three weeks ended March 30, 2008
Allowance for doubtful accounts - accounts receivable	$94	-	$20	(b)	$10	(a)	$104

Fifty-two weeks ended March 25, 2007
Allowance for doubtful accounts - accounts receivable	$128	$-	$-		$34	(a)	$94

Fifty-two weeks ended March 26, 2006
Allowance for doubtful accounts - accounts receivable	$119	$10	$1	(b)	$2	(a)	$128

(a)	Uncollectible amounts written off
(b)	Uncollectible marketing fund contributions

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)
3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)
3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3 to Form 10-K for the fiscal year ended March 25, 2006.
4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)
4.2	Specimen Rights Certificate (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)
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

4.5
Amendment No. 2 to Third Amended and Restated Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 6, 2008.)

4.6
Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

10.1	Employment Agreement with Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 33-56976.)
10.2	Leases for premises at Coney Island, New York, as follows: (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease, dated November 22, 1967, between Nathan’s Realty Associates and the Company.
b) Lease, dated November 22, 1967, between Ida's Realty Associates and the Company.
10.3	Leases for the premises at Yonkers, New York, as follows: (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease Modification of Land and Building Lease between the Yonkers Corp. and the Company, dated November 19, 1980;
b) Lease Modification of Land and Building Lease between 787 Central Park Avenue, Inc., and the Company dated May 1, 1980.
10.4	Lease with NWCM Corp. for premises at Oceanside, New York, dated March 14, 1975. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.5	1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-8 No. 33-93396.)
10.6	Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)

10.7	401K Plan and Trust. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.8
Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, with Wayne Norbitz. (Incorporated by reference to Exhibit 10.19 to the Annual Report filed on Form 10-K for the fiscal year ended March 27, 1994.)

10.9
License Agreement dated as of February 28, 1994, among Nathan’s Famous Systems, Inc. and SMG, Inc., including amendments and waivers thereto. ( Incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the fiscal year ended March 27, 1994.)

10.10	Outside Director Stock Option Plan. (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-8 No. 33-89442.)
10.11
Modification Agreement to the Employment Agreement with Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 29, 1996, SEC file number 0000069733-97-000002.txt.)

10.12
Amendment to License Agreement dated as of February 28, 1994, among Nathan’s Famous Systems, Inc. and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 29, 1996, SEC file number 0000069733-97-000002.txt.)

10.13	1998 Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-86195.)
10.14
North Fork Bank Promissory Note. (Incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the fiscal year ended March 28, 1999, SEC file number 0000950123-99-005946.txt.)

10.15	Amendment No 1. to Employment Agreement with Donald L. Perlyn (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 12, 2005.)
10.16
Letter Agreement between Nathan's Famous, Inc. and Donald Perlyn relating to sale of Miami Subs Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 12, 2005.)

10.17
Amended and Restated Employment Agreement with Donald L. Perlyn effective November 6, 2007. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 23, 2007.)

10.18	Common Stock Purchase Warrant issued to Howard M. Lorber dated July 17, 1997 (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-86043.)
10.19
Marketing Agreement with beverage supplier. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended June 25, 2000, SEC file number 0000950123-00-007245.txt.)

10.20	2001 Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-82760.)
10.21	2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 No. 333-101355.)
10.22
Master Distributor Agreement with U.S. Foodservice, Inc. dated February 5, 2003. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the fiscal year ended March 30, 2003, SEC file number 0000950123-03-007587.txt.)

10.23	Restricted Stock Agreement with Howard M. Lorber. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended March 27, 2005).
10.24
Lease Termination Agreement dated January 26, 2006 among Miami Subs Real Estate Corp., QSR, Inc., Robert T. Williamson, and CVS 3285 FL, L.L.C. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 8, 2006.)

10.25
Asset Purchase Agreement dated as of February 28, 2006 between PAT Franchise Systems, Inc. and NF Treachers Corp. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated February 28, 2006.)

10.26
License Agreement dated as of February 28, 2006 between PAT Franchise Systems, Inc. and NF Treachers Corp. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated February 28, 2006.)

10.27	Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 15, 2006.)
10.28	Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 15, 2006.)
10.29
Stock Purchase Agreement entered into June 7, 2007 effective as of May 31, 2007 by and among Miami Subs Capital Partners I, Inc., Miami Subs Corporation and Nathan’s Famous, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 7, 2007.)

10.30	Promissory Note of Miami Subs Capital Partners I, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 7, 2007.)
10.31
Stock Purchase Agreement dated April 23, 2008 by and among Roasters Asia Pacific (Cayman) Limited, NF Roasters Corp. and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 23, 2008.)

10.32	License Agreement dated April 23, 2008 between Roasters Asia Pacific (Cayman) Limited and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 23, 2008.

10.33	*	Issuer Securities Repurchase Instructions, dated June 11, 2008 between Nathan’s Famous, Inc. and Mutual Securities, Inc.
21	*	List of Subsidiaries of the Registrant.
23	*	Consent of Grant Thornton LLP dated June 11, 2008.
31.1	*	Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	*	Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	*	Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Exhibit filed herewith