Form 10-Q
period 2008-06-29
NATHANS FAMOUS INC
filed 2008-08-08
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008.

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
Large accelerated filer ☐  Accelerated filer ☒
Non-accelerated filer ☐  Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

At July 31, 2008, an aggregate of 6,003,495 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 29, 2008 and March 30, 2008
(in thousands, except share and per share amounts)

Item 1. Financial Statements

	June 29, 2008	March 30, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,369	$14,371
Marketable securities	20,150	20,950
Accounts receivable, net	5,529	3,830
Note receivable	619	606
Inventories	990	822
Prepaid expenses and other current assets	931	1,493
Deferred income taxes	697	697
Current assets held for sale	-	13
Total current assets	46,285	42,782

Note receivable	1,396	1,305
Property and equipment, net	4,399	4,428
Goodwill	95	95
Intangible assets, net	1,353	1,353
Deferred income taxes	577	436
Other assets, net	150	150
Non-current assets held for sale	-	653

	$54,255	$51,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,023	$2,805
Accrued expenses and other current liabilities	4,748	4,014
Deferred franchise fees	342	284
Current liabilities held for sale	-	29
Total current liabilities	8,113	7,132

Other liabilities	1,181	1,137
Non-current liabilities held for sale	-	325

Total liabilities	9,294	8,594

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;

8,183,183 and 8,180,683 shares issued; and 6,079,325 and 6,180,683 shares outstanding at June 29, 2008 and March 30, 2008, respectively	82	82
Additional paid-in capital	47,820	47,704
Deferred compensation	(45)	(63)
Retained earnings	7,568	3,746
Accumulated other comprehensive income	82	225
	55,507	51,694
Treasury stock, at cost, 2,103,858 and 2,000,000 shares at June 29, 2008 and March 30, 2008, respectively.	(10,546)	(9,086)
Total stockholders’ equity	44,961	42,608

	$54,255	$51,202

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended June 29, 2008 and June 24, 2007
(in thousands, except share and per share amounts)
(Unaudited)

	June 29, 2008	June 24, 2007

REVENUES
Sales	$11,016	$9,821
Franchise fees and royalties	1,152	1,222
License royalties	1,615	1,448
Interest income	247	235
Other income	12	13
Total revenues	14,042	12,739

COSTS AND EXPENSES
Cost of sales	8,332	7,428
Restaurant operating expenses	912	838
Depreciation and amortization	198	182
General and administrative expenses	2,445	2,072
Total costs and expenses	11,887	10,520

Income from continuing operations before provision
for income taxes	2,155	2,219
Provision for income taxes	800	811
Income from continuing operations	1,355	1,408

Income from discontinued operations before provision for income taxes	3,914	2,737
Provision for income taxes	1,447	993
Income from discontinued operations	2,467	1,744

Net income	$3,822	$3,152

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.22	$.23
Income from discontinued operations	.40	.29
Net income	$.62	$.52

Diluted income per share:
Income from continuing operations	$.21	$.21
Income from discontinued operations	.38	.27
Net income	$.59	$.48

Weighted average shares used in computing income
per share
Basic	6,165,000	6,018,000
Diluted	6,473,000	6,499,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirteen weeks ended June 29, 2008
(in thousands, except share and per share amounts)
(Unaudited)

						Accumulated
			Additional			Other			Total
	Common	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Compensation	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, March 30, 2008	8,180,683	$82	$47,704	$(63)	$3,746	$225	2,000,000	$(9,086)	$42,608

Shares issued in connection with the exercise of employee stock options	2,500	-	10	-	-	-	-	-	10

Share-based compensation	-	-	106	-	-	-	-	-	106

Repurchase of common stock	-	-	-	-	-	-	103,858	(1,460)	(1,460)

Amortization of deferred compensation relating to restricted stock	-	-	-	18	-	-	-	-	18

Unrealized losses on marketable securities, net of deferred income tax benefit of $99	-	-	-	-	-	(143)	-	-	(143)
Net income	-	-	-	-	3,822	-	-	-	3,822

Balance, June 29, 2008	8,183,183	$82	$47,820	$(45)	$7,568	$82	2,103,858	$(10,546)	$44,961

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirteen weeks ended June 29, 2008 and June 24, 2007
(in thousands, except share and per share amounts)
(Unaudited)

	June 29, 2008	June 24, 2007
Cash flows from operating activities:
Net income	$3,822	$3,152
Adjustments to reconcile net income to net cash (used in)
provided by operating activities
Depreciation and amortization	198	185
Amortization of intangible assets	3	52
Gains on disposals of subsidiaries and leasehold interest	(3,906)	(2,489)
Amortization of bond premium	58	73
Amortization of deferred compensation	18	18
Share-based compensation expense	106	80
Deferred income taxes	(43)	(33)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,698)	(1,105)
Inventories	(168)	(22)
Prepaid expenses and other current assets	624	7
Other assets	-	(116)
Accounts payable, accrued expenses and other current liabilities	880	72
Deferred franchise fees	58	(62)
Other liabilities	47	781

Net cash (used in) provided by operating activities	(1)	593

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	500	(1,089)
Purchase of property and equipment	(169)	(341)
Payments received on notes receivable	147	-
Proceeds from sales of subsidiary and leasehold interest	3,961	1,691

Net cash provided by investing activities	4,439	261

Cash flows from financing activities:
Repurchase of treasury stock	(1,460)	-
Proceeds from the exercise of stock options	10	-

Net cash used in financing activities	(1,450)	-

Net increase in cash and cash equivalents	2,988	854

Cash and cash equivalents, beginning of period	14,381	6,932

Cash and cash equivalents, end of period	$17,369	$7,786

Cash paid during the period for:
Interest	$-	$-
Income taxes	$123	$989

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$250	$2,150

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2008
(Unaudited)
NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s”, the “Company” or “we”) as of and for the thirteen week periods ended June 29, 2008 and June 24, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies subsequent to March 30, 2008, except for the accounting for fair value measurements of financial assets and liabilities and related disclosures (See Note C).

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp. and on June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (See Note D).

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS -NOT YET ADOPTED

 In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS No. 141R are effective for fiscal years beginning on or after December 15, 2008, which for us is fiscal 2010. Earlier adoption is prohibited. We have not yet evaluated the impact of SFAS No. 141R on our consolidated financial position and results of operations.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010. Earlier adoption is prohibited. We have not yet evaluated the impact of SFAS No. 160 on our consolidated financial position and results of operations.

NOTE C - ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

 In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, effective date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nathan’s adopted the provisions of SFAS No. 157 on March 31, 2008 and elected the deferral option for non-financial assets and liabilities. The effect of adopting this standard was not significant.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

• Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

• Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

• Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 29, 2008 by SFAS No.157 valuation hierarchy: (in thousands)

				Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities	$-	$20,150	$-	$20,150

Total assets at fair value	$-	$20,150	$-	$20,150

Nathan’s marketable securities, which primarily represent municipal bonds, are not actively traded. The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying amount of the note receivable approximates fair value as determined using level 3 inputs as the current interest rate on such instrument approximates current market interest rates on similar instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. SFAS No. 159 allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted for as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. Nathan’s adopted the provisions of SFAS No. 159 on March 31, 2008. The adoption of SFAS No. 159 had no impact as Nathan’s did not elect the fair value option to report its financial assets and liabilities at fair value and elected to continue the treatment of its marketable securities as available-for-sale securities with unrealized gain and losses recorded in accumulated other comprehensive income (loss).

NOTE D - DISCONTINUED OPERATIONS

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), related to the accounting and reporting for components of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant, property or business unit that Nathan’s sells, abandons or otherwise disposes of where the Company will have no further involvement in the operation of, or cash flows from, such restaurant, property or business unit 's operations.

1. Sale of NF Roasters Corp.

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp. (“NF Roasters”), the franchisor of the Kenny Rogers Roasters concept, to Roasters Asia Pacific (Cayman) Limited. Pursuant to the Stock Purchase Agreement (“NFR Agreement”), Nathan’s sold all of the stock of NF Roasters for $4,000,000 in cash.

In connection with the NFR Agreement, Nathan’s and Miami Subs may continue to sell Kenny Rogers products within the existing restaurant systems without payment of royalties.

The following is a summary of the assets and liabilities of NF Roasters, as of the date of sale, that were sold:

Cash	$8,000	(A)
Accounts receivable, net	1,000
Deferred income taxes, net	230,000
Intangible assets, net	391,000
Other assets, net	30,000
Total assets sold	660,000

Accrued expenses	27,000	(B)
Other liabilities	328,000
Total liabilities sold	355,000

Net assets sold	$305,000

(A) - Represents unexpended marketing funds.
(B) - Includes unexpended marketing funds of $8,000.

Nathan’s has realized a gain on the sale of NF Roasters of $3,656,000 net of professional fees of $39,000 and recorded income taxes of $1,352,000 on the gain during the thirteen weeks ended June 29, 2008. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters. Therefore, the results of operations for NF Roasters, including the gain on disposal, have been presented as discontinued operations for all periods presented. The accompanying balance sheet for the fiscal year ended March 30, 2008, has been revised to reflect the assets and liabilities of NF Roasters that were subsequently sold, as held for sale as of that date.

2. Sale of Miami Subs Corporation

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (“Miami Subs”) to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“ MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”). The MSC Note bears interest at 8% per annum, is payable over a four-year term and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year, Nathan’s would have been required to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of the additional $250,000 was initially deferred. The note was not prepaid within the requisite timeframe and Nathan’s recognized the deferred revenue of $250,000 as additional gain and recorded income taxes of $92,000 during the first quarter ended June 29, 2008. In accordance with the MSC Agreement, Nathan’s retained ownership of Miami Subs’ then corporate office in Fort Lauderdale, Florida (the “Corporate Office”).

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

In connection with the MSC Agreement, Purchaser may continue to sell Nathan’s Famous and Arthur Treachers’ products within the existing restaurant system in exchange for a royalty payment of $6,000 per month.

Nathan’s initially realized a gain on the sale of Miami Subs of $983,000, net of professional fees of $37,000 and recorded income taxes of $334,000 on the gain during the thirteen weeks ended June 24, 2007. Nathan’s also recognized an additional gain of $250,000 or $158,000, net of tax during the thirteen weeks ended June 29, 2008, resulting from the contingent consideration which was deferred at the time of sale. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gains on disposal, have been presented as discontinued operations for all periods presented.

3. Sale of Leasehold Interest

 During the thirteen weeks ended June 24, 2007, Nathan’s completed a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate. Nathan’s made the property available to the buyer by May 29, 2007, and Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the thirteen-week period ended June 24, 2007. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for all periods presented. The following is a summary of all discontinued operations for the thirteen-week periods ended June 29, 2008 and June 24, 2007:

	Thirteen weeks ended June 29, 2008	Thirteen weeks ended June 24, 2007
	(in thousands)	(in thousands)
Revenues (excluding gains from dispositions in the thirteen weeks ended June 29, 2008 and June 24, 2007)	$10	$470

Gain from dispositions before income taxes	$3,906	$2,489

Income before income taxes	$3,914	$2,737

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen-week periods ended June 29, 2008 and June 24, 2007, respectively.

Thirteen weeks
					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2008	2007	2008	2007	2008	2007
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,355	$1,408	6,165	6,018	$0.22	$0.23
Effect of dilutive employee
stock options and warrants	-	-	308	481	(0.01)	(0.02)
Diluted EPS
Diluted calculation	$1,355	$1,408	6,473	6,499	$0.21	$0.21

Options to purchase 110,000 shares of common stock in the thirteen-week period ended June 29, 2008 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the period. All outstanding options and warrants to purchase common stock in the thirteen-week period ended June 24, 2007 were included in the computation of diluted EPS.

NOTE F - INCOME TAXES

The income tax provisions on continuing operations reflect effective tax rates of 37.1% in 2008 and 36.5% in 2007. Nathan’s expects this annual tax rate for fiscal year 2008 to be approximately 37.0% to 38.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

Nathan’s adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) and FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48”, an amendment of FASB Interpretation FIN NO. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN No. 48-1”) on March 26, 2007 which resulted in a $155,000 adjustment to increase tax liabilities and decrease opening retained earnings in connection with a cumulative effect of a change in accounting principle. The amount of unrecognized tax benefits at June 29, 2008 was $466,000 all of which would impact Nathan’s effective tax rate, if recognized. Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. As of June 29, 2008 Nathan’s had $317,000 of accrued interest and penalties in connection with unrecognized tax benefits.

There was no material change in the amount of uncertain tax benefits recognized during the thirteen-week period ended June 29, 2008. It is possible that the amount of unrecognized tax benefits could change in the next 12 months, however, Nathan’s does not expect the change to have a significant impact on its results of operations or financial position during the next 12 months.

NOTE G - SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 29, 2008 and June 24, 2007 was $124,000 and $98,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of June 29, 2008, there was $1,221,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately three years, three months, which represents the requisite service periods for such awards.

There were no share-based awards granted during the thirteen-week periods ended June 29, 2008 or June 24, 2007.

Stock options outstanding:

Transactions with respect to stock options for the thirteen weeks ended June 29, 2008, are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 30, 2008	1,152,308	$6.54	3.67	$8,521,000

Granted	-	-	-	-
Expired	-	-
Exercised	(2,500)	3.94	-	-

Options outstanding at June 29, 2008	1,149,808	$6.55	3.43	$9,984,000

Options exercisable at June 29, 2008	921,308	$4.41	2.75	$9,756,000

The aggregate intrinsic value of the stock option exercised during the thirteen-week period ended June 29, 2008 was $24,000.

NOTE H - STOCKHOLDERS’ EQUITY

On November 5, 2007, Nathan’s Board of Directors authorized its third stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $6 million. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plan for the purchase of up to 500,000 shares. Future purchases may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Through June 29, 2008, Nathan’s has purchased a total of 2,103,858 shares of common stock at a cost of approximately $10,546,000 pursuant to the current and previous stock repurchase plans previously authorized by the Board of Directors. Of these repurchased shares, 103,858 shares at a cost of $1,460,000 were repurchased during the thirteen weeks ended June 29, 2008.  Subsequent to June 29, 2008, Nathan’s has continued to repurchase its common stock in the open market pursuant to the 10b5-1 Agreement, repurchasing an additional 85,830 shares at a total cost of approximately $1,261,000 through July 31, 2008. For the period commencing March 31, 2008 and ending July 31, 2008, Nathan’s repurchased 79,255 shares at a cost of approximately $1,102,000 before the adoption of the 10b5-1 Agreement and purchased 110,433 shares at a cost of approximately $1,619,000 pursuant to the 10b5-1 Agreement.

On June 4, 2008, Nathan’s approved the amendment of its then-existing shareholder rights plan to accelerate the final expiration date of the common stock purchase rights to June, 4, 2008, thereby terminating the then-existing rights, as well as the adoption of a new stockholder rights plan (the “New Rights Plan”) under which all stockholders of record as of June 5, 2008 received rights to purchase shares of common stock (the “Rights”). The New Rights Plan replaced and updated the Company’s previously existing rights plan, which was in place since 1995, and which was previously scheduled to expire on June 19, 2010.

The New Rights were distributed as a dividend. Initially, the New Rights will attach to, and trade with, the Company’s common stock. Subject to the terms, conditions and limitations of the New Rights Plan, the New Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock. Upon such an event and payment of the purchase price of $30 (the “New Right Purchase Price”), each New Right (except those held by the acquiring person or group) will entitle the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less than the New Right Purchase Price, a number of shares of the Company’s common stock which at the time of the transaction has a market value equal to the New Right Purchase Price. Based on the market price of the Company’s common stock on June 4, 2008, the date the New Rights Plan was adopted, of $13.41 per share, and due to the fact that the Company is not required to issue fractional shares, the current exchange ratio is two shares of common stock per New Right. The Company’s board of directors may redeem the New Rights prior to the time they are triggered. Upon adoption of the New Rights Plan, the Company reserved 16,589,516 shares of common stock for issuance upon exercise of the New Rights.

NOTE I - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:
	Thirteen weeks ended June 29, 2008	Thirteen weeks ended June 24, 2007
	(in thousands)	(in thousands)
Net income	$3,822	$3,152

Unrealized loss on available-for-sale securities, net of tax benefit of $99, and $81, respectively	(143)	(119)

Comprehensive income	$3,679	$3,033

Accumulated other comprehensive income at June 29, 2008 and March 30, 2008 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE J - COMMITMENTS AND CONTINGENCIES

1. Commitments

In January 2008, the Company entered into a commitment to purchase 1,785,000 pounds of hot dogs for $2,740,000 from its primary hot dog manufacturer between April through August 2008. Through June 29, 2008, Nathan’s purchased approximately 1,400,000 lbs of hot dogs pursuant to this purchase commitment yielding savings of approximately $304,000 as compared to the then-current market prices. Nathan’s expects to complete the purchase of the remaining 385,000 lbs of product during July and August 2008.

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

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which: (i) SMG acts as the Company's exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan's Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Company's Nathan's Famous restaurant system and Branded Products Program. On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the "Termination Date"), due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois. The Company has answered SMG's complaint and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a Stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier. The agreed motion for entry of said Stipulation must be approved by the Circuit Court. The parties are currently proceeding with the discovery process.

3. Guarantee

At the time of the sale of Miami Subs, a severance agreement, previously entered into between Miami Subs and one executive of Miami Subs, remained in force along with the guaranty by Nathan’s of Miami Subs’ obligations under that agreement. The agreement provided for a severance payment of $115,000 payable in six (6) monthly installments and payment for post-employment health benefits for the employee and dependants for the maximum period permitted under Federal Law. The executive terminated his employment with Miami Subs, effective October 5, 2007 and agreed to receive his severance payment over a 56 week period. Nathan’s has the right to seek reimbursement from Miami Subs in the event that Nathan’s must make payments under the guarantee of the agreement. Nathan’s initially recorded a liability of $115,000 at the date of sale in connection with this guarantee, of which $62,000 remains outstanding at June 29, 2008 due to payments made by Miami Subs. Nathan’s has not been required to make any payments under this guarantee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs has on our profitability and operating results; the pending litigation with the primary supplier of hot dogs to our branded product program may result in a disruption in that supply or increased costs, which would adversely effect our operating results; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as those risks discussed from time to time in the Company’s Form 10-K annual report for the year ended March 30, 2008, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or “the Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s restaurant concept, including the Arthur Treacher’s brand, and licensing the sale of Nathan’s products within supermarkets and other retail venues. The Branded Product Program enables foodservice operators to offer Nathans’ hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathans’ trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

During the fiscal year ended March 25, 2007, we established a new program of licensing limited menu "Nathan's Famous" ("Limited Menu Frank and Fry Franchise Operations") to be included into new or existing food service establishments. We began to market Limited Menu Frank and Fry Franchise Operations during the fiscal year ended March 30, 2008. Pursuant to this program, operators will be permitted to make limited use of the "Nathan's Famous" trade dress, trademarks and design for the purpose of adding "Nathan's Famous" hot dogs, crinkle-cut French fries and a limited number of other approved "Nathan's Famous" menu items to the menu of a new or existing food service establishment. The location of the new or existing food service establishment, the specific manner in which the Limited Menu Frank and Fry Franchise Operation is incorporated into the operation of the food service establishment and the specific use of our trade dress, trademarks and design will all be subject to our prior written approval and must meet our specifications. The initial license fee under a Limited Menu Frank and Fry Franchise Operation is $7,500. Additionally, operators participating in this program will not be required to pay any royalties on the sale of "Nathan's Famous" products, or make any contributions to the “Nathan’s Famous” advertising fund; however, all products offered through the Limited Menu Frank and Fry Franchise Operation must be purchased from us or a distributor approved by us, and we will make a profit on all such sales. In certain instances, Nathan’s may pay a fee to the sponsoring organization in exchange for their operational assistance and ongoing support of their restaurant system.

On April 23, 2008, Nathan’s completed the sale of its subsidiary, NF Roasters Corp. (“Roasters”). Nathan’s previously concluded the sale of its subsidiary, Miami Subs Corporation (“Miami Subs”) on June 7, 2007. The following discussion of continuing operations excludes all of the Miami Subs and Roasters operations not retained by Nathan’s. See Note D to the Consolidated Financial Statements contained in Item 1 for a description of the terms of such sales.

In order to help the reader better understand Nathan’s continuing operations, certain non-financial information, which was previously reported on a combined basis has also been included in this Management Discussion and Analysis. At June 29, 2008, our restaurant system consisted of 230 Nathan’s franchised or licensed units, including 40 limited-menu licensed units described above, and six Company-owned units (including one seasonal unit), located in 25 states and five foreign countries. At June 24, 2007, our restaurant system consisted of 200 Nathan’s franchised or licensed units, six Company-owned units (including one seasonal unit), located in 20 states and four foreign countries, and the Roasters restaurant system which included approximately 97 units operating in eight foreign countries and one unit operating in the United States.

The following summary reflects the franchise openings and closings, excluding the Roasters franchise system which was sold on April 23, 2008, for the fiscal years ended March 30, 2008, March 25, 2007, March 26, 2006, March 27, 2005 and March 28, 2004.

	March 30, 2008	March 25, 2007		March 26, 2006	March 27, 2005	March 28, 2004
Franchised restaurants operating at the beginning of the period	196	192		174	147	140
New franchised restaurants opened during the period	46	21	(A)	27	36	21
Franchised restaurants closed during the period	(18)	(17)		(9)	(9)	(14)
Franchised restaurants operating at the end of the period	224	196		192	174	147

(A) Reflects opening of two test Limited Menu Frank and Fry Operations.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 30, 2008, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; impairment of notes receivable; share-based compensation and income taxes (including uncertain tax positions). Since March 30, 2008, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them, except for the accounting for fair value measurements of financial assets and liabilities and related disclosures, which is discussed in Note C to our Consolidated Financial Statements.

Adoption of Accounting Pronouncements

See Note C to the Consolidated Financial Statements contained in Item I, for a complete discussion of the impact of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (SFAS No. 159”) on the Company’s financial position and results of operations.

Recently Issued Accounting Standards Not Yet Adopted

See Note B, to the Consolidated Financial Statements contained in Item I, for a discussion of recently issued accounting standards not yet adopted.

Results of Operations

Revenues from Continuing Operations

Total sales increased by $1,195,000 or 12.2% to $11,016,000 for the thirteen weeks ended June 29, 2008 (“fiscal 2009 period”) as compared to $9,821,000 for the thirteen weeks ended June 24, 2007 ("fiscal 2008 period"). Sales from the Branded Product Program increased by 11.7% to $6,618,000 for the fiscal 2009 period as compared to sales of $5,925,000 in the fiscal 2008 period. This increase was primarily attributable to increased sales volume of 11.0%. Total Company-owned restaurant sales (representing five comparable Nathan’s restaurants and one seasonal restaurant) increased by 6.2% to $3,859,000 as compared to $3,633,000 during the fiscal 2008 period. During the fiscal 2009 period, sales to our television retailer were approximately $276,000 higher than the fiscal 2008 period. Nathan’s products were on air 18 times during the fiscal 2009 period as compared to 23 times during the fiscal 2008 period. Most of the airings in the fiscal 2008 period were “Try Me” specials. Under this format, most of the sales from these airings were shipped in our second quarter fiscal 2008.

Franchise fees and royalties decreased by $70,000 or 5.7% to $1,152,000 in the fiscal 2009 period compared to $1,222,000 in the fiscal 2008 period. Total royalties were $1,035,000 in the fiscal 2009 period as compared to $1,058,000 in the fiscal 2008 period. During the fiscal 2009 period, we did not recognize revenue of $27,000 for royalties deemed to be uncollectible as compared to the fiscal 2008 period, when we recognized $77,000 of royalty income that was previously deemed to be uncollectible. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $1,062,000 in the fiscal 2009 period as compared to $981,000 in the fiscal 2008 period. During the fiscal 2009 period, Nathan’s earned $64,000 of higher royalties from our manufacturers and primary distributor on sales to our Limited Menu Frank and Fry franchisees. Franchise restaurant sales were $23,756,000 in the fiscal 2009 period as compared to $23,764,000 in the fiscal 2008 period. Comparable domestic franchise sales (consisting of 143 Nathan’s restaurants) were $19,551,000 in the fiscal 2009 period as compared to $19,556,000 in the fiscal 2008 period. At June 29, 2008, 230 domestic and international franchised or limited-menu licensed units were operating as compared to 200 domestic and international franchised or licensed units at June 24, 2007. Royalty income from 10 domestic franchised locations was deemed unrealizable during the thirteen weeks ended June 29, 2008, as compared to three domestic franchised locations during the thirteen weeks ended June 24, 2007. Domestic franchise fee income was $47,000 in the fiscal 2009 period as compared to $113,000 in the fiscal 2008 period. International franchise fee income was $70,000 in the fiscal 2009 period, as compared to $51,000 during the fiscal 2008 period. During the fiscal 2009 period, 14 new franchised units opened, including nine limited-menu licensed units, two units in Kuwait and one unit in Dubai. During the fiscal 2008 period, nine new franchised units were opened including three test Limited Menu Frank and Fry units and two units in Kuwait.

License royalties increased by $167,000 or 11.5% to $1,615,000 in the fiscal 2009 period as compared to $1,448,000 in the fiscal 2008 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $1,358,000 increased by $261,000 or 23.8% as a result of higher licensee sales during the fiscal 2009 period. Royalties earned from SFG, primarily from the retail sale of hot dogs, were $1,052,000 during the fiscal 2009 period as compared to $975,000 during the fiscal 2008 period. Royalties earned from John Morrell, primarily from sales to Sam’s Club, were $306,000 during the fiscal 2009 period as compared to $122,000 during the fiscal 2008 period. Beginning March 2008, Nathan’s hot dogs were introduced into all of the foodservice cafes operating in Sam’s Clubs throughout the United States. We earned lower royalties of $101,000 from our agreement for the sale of Nathan’s pet treats. Last year, there was a sales promotion supporting the introduction of our pet treats into Wal-Mart. Net royalties from all other license agreements in the fiscal 2009 period were $5,000 more than the fiscal 2008 period.

Interest income was $247,000 in the fiscal 2009 period versus $235,000 in the fiscal 2008 period primarily due to higher interest earned on our MSC Note (as defined) receivable received in connection with the sale of Miami Subs on June 7, 2007. Interest income on the MSC Note was $43,000 as compared to $12,000 during the fiscal 2008 period. Interest income on our invested cash and marketable securities was approximately $20,000 less than the fiscal 2008 period due primarily to the reduced interest rate environment and the liquidity crisis which caused Nathan’s to shift its short term investments into secure, but low yielding, Treasury Bills.

Other income was $12,000 in the fiscal 2009 period versus $13,000 in the fiscal 2008 period.

Costs and Expenses from Continuing Operations

Overall, our cost of sales increased by $904,000 to $8,332,000 in the fiscal 2009 period from $7,428,000 in the fiscal 2008 period. Our gross profit (representing the difference between sales and cost of sales) was $2,684,000 or 24.4% of sales during the fiscal 2009 period as compared to $2,393,000 or 24.4% of sales during the fiscal 2008 period. In the Branded Products Program, our costs of sales increased by approximately $511,000 during the fiscal 2009 period when compared to the fiscal 2008 period, primarily as a result of increased sales volume. However, that increase in costs would have been significantly larger but for the purchase commitment we entered into in January, which locked in a fixed cost on approximately 1.8 million pounds of hot dogs and resulted in a savings of approximately $304,000 during the quarter. This savings more than counteracted the effects of substantially higher commodity costs for beef and beef trimmings such that our average cost (and average margin) per pound in the Branded Products Program was slightly improved during the fiscal 2009 period as compared to the fiscal 2008 period. While some inventory remained available under the purchase commitment at the commencement of the second quarter of fiscal 2009, we expect to deplete it during July and August. Accordingly, although we expect the purchase commitment to continue to provide some benefit to the Branded Products Program during the second quarter, we do not believe that the benefit will be as extensive as the benefit achieved during the first quarter. Furthermore, the underlying beef and beef trimmings markets have continued to advance and now are at all time highs. In response, we have initiated price increases in our Branded Product Program during the second quarter. However, if the beef and beef trimmings markets do not recede and we are unable to pass on these higher costs through price increases, our margins may be significantly impaired. With respect to our six Company-owned restaurant units, our cost of sales during the fiscal 2009 period was $2,237,000 or 58.0% of restaurant sales, as compared to $2,076,000 or 57.1% of restaurant sales in the fiscal 2008 period. During the fiscal 2009 period, we experienced higher labor costs, which were partly offset by slightly lower food costs as a percentage of sales. The slightly lower food cost as a percentage of sales was achieved partly as a result of price increases for select menu items of between 3.0% and 7.3%. Cost of sales also increased by $232,000 in the fiscal 2009 period primarily due to higher sales volume to our television retailer.

Restaurant operating expenses increased by $74,000, to $912,000 in the fiscal 2009 period from $838,000 in the fiscal 2008 period. The increase during the fiscal 2009 period when compared to the fiscal 2008 period resulted primarily from higher utility costs of $18,000, occupancy costs of $17,000, marketing costs of $8,000, and various other costs of $38,000, which were partly offset by lower insurance costs of $8,000. During the fiscal 2009 period our utility costs were approximately 5.2% higher than the fiscal 2008 period. Based upon uncertain market conditions for oil and natural gas, we may continue to incur higher utility costs in the future.

 Depreciation and amortization was $198,000 in the fiscal 2009 period as compared to $182,000 in the fiscal 2008 period.

General and administrative expenses increased by $373,000 to $2,445,000 in the fiscal 2009 period as compared to $2,072,000 in the fiscal 2008 period. The difference in general and administrative expenses was due to higher legal fees of $147,000 during the fiscal 2009 period primarily associated with Nathan’s litigation against SFG (see Part II, Item 1), higher audit fees of $95,000 in the fiscal 2009 period related to Nathan’s first audit under Section 404 of the Sarbanes-Oxley Act of 2002, requiring Nathan’s auditor to audit Nathan’s internal controls over financial reporting, a $27,000 increase in Nathan’s stock-based compensation expense, higher compensation costs of $23,000, higher business development costs of $19,000 in connection with Franchising and the Branded Product Program and higher occupancy costs of $15,000. The actual amount of future SFG litigation costs is not presently determinable.

Provision for Income Taxes from Continuing Operations

In the fiscal 2009 period, the income tax provision was $800,000 or 37.1% of income from continuing operations before income taxes as compared to $811,000 or 36.5% of income from continuing operations before income taxes in the fiscal 2008 period. For each of the thirteen-week periods ended June 29, 2008 and June 24, 2007, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 40.6%.

Discontinued Operations

On April 23, 2008, Nathan’s completed the sale of Roasters to Roasters Asia Pacific (Cayman) Limited. Pursuant to the Stock Purchase Agreement (“NFR Agreement”), Nathan’s sold all of the stock of Roasters for $4,000,000 in cash. In connection with the NFR Agreement, Nathan’s and Miami Subs may continue to sell Kenny Rogers products within the existing restaurant systems without payment of royalties.

Nathan’s has realized a gain on the sale of Roasters of $3,656,000 net of professional fees of $39,000 and recorded income taxes of $1,352,000 on the gain during the thirteen weeks ended June 29, 2008. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Roasters. Therefore, the results of operations for Roasters, including the gain on disposal, have been presented as discontinued operations for all periods presented. The accompanying balance sheet for the fiscal year ended March 30, 2008, has been revised to reflect the assets and liabilities of Roasters that were subsequently sold, as held for sale as of that date.

On June 7, 2007, Nathan’s completed the sale of Miami Subs to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”). The MSC Note bears interest at 8% per annum, is payable over a four-year term and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year, Nathan’s had agreed to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of the additional $250,000 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized the deferred revenue of $250,000 as additional gain and recorded income taxes of $92,000 during the first quarter ended June 29, 2008. In accordance with the MSC Agreement, Nathan’s retained ownership of Miami Subs’ then corporate office in Fort Lauderdale, Florida (the “Corporate Office”).

Nathan’s initially realized a gain on the sale of Miami Subs of $983,000, net of professional fees of $37,000 and recorded income taxes of $334,000 on the gain during the thirteen weeks ended June 24, 2007. Nathan’s also recognized an additional gain of $250,000 or $158,000, net of tax during the thirteen weeks ended June 29, 2008, resulting from the contingent consideration which was deferred at the time of sale. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gains on disposal, have been presented as discontinued operations for all periods presented.

During the thirteen weeks ended June 24, 2007, Nathan’s completed a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate. Nathan’s made the property available to the buyer by May 29, 2007, and Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the thirteen-week period ended June 24, 2007. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for all periods presented.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, other than a guarantee of a severance agreement and the remaining purchase commitment to acquire approximately 385,000 lbs. of hot dogs during July and August 2008. Refer to Note J to the Consolidated Financial Statements for further information on these transactions.

Liquidity and Capital Resources

Cash and cash equivalents at June 29, 2008 aggregated $17,369,000, increasing by $2,988,000 during the fiscal 2009 period. At June 29, 2008, marketable securities were $20,150,000 and net working capital increased to $38,172,000 from $35,650,000 at March 30, 2008.

Cash used in operations of $1,000 in the fiscal 2009 period is primarily attributable to net income of $3,822,000 less gains of $3,906,000 from the sales of Roasters and Miami Subs, plus other non-cash items of $340,000. Changes in Nathan’s operating assets and liabilities decreased cash by $257,000, resulting principally from increased accounts receivable of $1,698,000, and increased inventories of $168,000, which were partly offset by an increase in accounts payable of $880,000 and decreased prepaid expenses of $624,000. The net increase in accounts receivable is due primarily from sales from the Branded Product Program of approximately $800,000, higher royalties from Nathan’s licensees from the growth of their business of approximately $721,000 and higher sales to our television retailer of approximately $67,000. The net increase in accounts payable, other current liabilities and other long term liabilities is primarily due to the increase in accrued income taxes payable resulting primarily from the gain on the sale of NF Roasters Corp.

Cash was provided from investing activities of $4,439,000 in the fiscal 2009 period, primarily from cash proceeds from the sale of Roasters in the amount of $3,961,000 and the redemption of $500,000 of maturing available-for-sale securities. We incurred capital expenditures of $169,000 and received all scheduled payments of $147,000 on the MSC Note receivable.

Cash was used in financing activities of $1,450,000 in the fiscal 2009 period, primarily for the purchase of 103,858 treasury shares at a cost of $1,460,000 pursuant to the stock repurchase plan as authorized by the Board of Directors on November 5, 2007. Cash was received from the proceeds of employee stock option exercises of $10,000.

From the commencement of its stock repurchase program in September 2001 through March 30, 2008, Nathan’s purchased a total of 2,000,000 shares of common stock at a cost of approximately $9,086,000, concluding the second stock repurchase plan previously authorized by the Board of Directors.

On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company. On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, par value $.01 per share (“Common Stock”) having a value of up to an aggregate $6 million. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plan for the purchase of up to 500,000 shares. There is no set time limit on the repurchases. Future purchases may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. Through June 29, 2008, the Company had repurchased an additional 103,858 shares of its common stock at a total cost of $1,460,000 pursuant to the 10b5-1 Agreement. Subsequent to June 29, 2008, Nathan’s has continued to repurchase its common stock in the open market pursuant to the 10b5-1 Agreement, repurchasing an additional 85,830 shares at a total cost of approximately $1,261,000 through July 31, 2008. For the period commencing March 31, 2008 and ending July 31, 2008, Nathan’s repurchased 79,255 shares at a cost of approximately $1,102,000 before the adoption of the 10b5-1 Agreement and purchased 110,433 shares at a cost of approximately $1,619,000 pursuant to the 10b5-1 Agreement.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next twelve months. We currently maintain a $7,500,000 uncommitted bank line of credit and have never borrowed any funds under this line of credit.

Nathan’s philosophy with respect to maintaining a balance sheet with a significant amount of cash and marketable securities reflects our views of maintaining readily available capital to expand our existing business and pursue any new business opportunities which might present themselves to expand our business. Nathan’s routinely assesses its investment management approach with respect to our current and potential capital requirements.

 We expect that we will continue the stock repurchase program and make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

 At June 29, 2008, there were three properties that we lease from third parties which we sublease to franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

	Payments Due by Period
	Less than				More than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	3-5 Years	5 Years

Employment Agreements (a)	$3,602	$1,236	$1,166	$600	$600
Operating Leases	12,056	1,556	1,928	1,110	7,462
Gross Cash Contractual Obligations	15,658	2,792	3,094	1,710	8,062

Sublease Income	1,263	304	582	332	45
Net Cash Contractual Obligations	$14,395	$2,488	$2,512	$1,378	$8,017

	Amount of Commitment Expiration by Period

	Total
	Amounts	Less than			More than
Other Contractual Commitment	Committed	1 Year	1 - 3 Years	3-5 Years	5 Years

Commitment to purchase	$591	$591	$-	$-	$-
Total Other Contractual Commitment	$591	$591	$-	$-	$-

(a) Includes the extension of Messrs. Gatoff's and Norbitz’ employment agreements for which no non-renewal notices were provided within the required 180 days of December 31, 2008.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings during fiscal 2008, 2007 and 2006. However, during the fiscal 2009 period, we have experienced significant cost increases for certain food products, distribution costs and utilities. Our commodity costs for beef have been very volatile since fiscal 2004 and the cost of beef is currently at a historic high, having increased significantly during the fiscal 2009 period. Nathan’s was able to partly mitigate some of the increase by entering into a purchase commitment in January 2008 for approximately 35% of its projected hot dog purchases during the period from April through August 2008. As a result of the purchase commitment, Nathan’s actual cost of hot dogs for its Branded Product Program were approximately 1.2% less than its first quarter last year instead of being approximately 4.7% higher. In addition, the cost of beef for our last fiscal year was approximately 8.2% higher than our prior fiscal year. We are unable to predict the future cost of our hot dogs, however, we expect to experience continued price volatility for our beef products during fiscal 2009. Since January 2008, we have experienced cost increases for a number of our other food products. We expect to incur higher commodity costs for cooking oil, fish, potatoes and paper products during fiscal 2009. As previously discussed, Nathan’s increased prices in response to the increased commodity costs. In addition, for the past four years we have continued to experience the impact of higher oil prices in the form of higher distribution costs for our food products and higher utility costs in our Company-owned restaurants.

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. On May 25, 2007, President Bush signed legislation which increased the Federal minimum wage to $5.85 per hour, effective July 24, 2007, with increases to $6.55 per hour, effective July 24, 2008 and to $7.25 per hour effective July 24, 2009. The New York State minimum wage, where our Company-owned restaurants are located, was increased to $7.15 per hour on January 1, 2007 and will increase to $7.25 per hour on July 24, 2009. These wage increases have not had a material impact on our results of operations or financial position as the vast majority of our employees are paid at a rate higher than the minimum wage. Although we only operate six Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees. Continued increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements,” “Risk Factors” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 29, 2008, Nathans’ cash and cash equivalents aggregated $17,369,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $43,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 29, 2008, the market value of Nathans’ marketable securities aggregated $20,150,000. Interest income on these marketable securities would increase or decrease by approximately $50,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 29, 2008 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal notes and bonds	$21,211	$20,850	$20,498	$20,150	$19,805	$19,463	$19,131

Borrowings

The interest rate on our prior borrowings was generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement. At June 29, 2008, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. We maintain a $7,500,000 credit line at the prime rate (5.0% as of June 29, 2008), which expires in October 2008. We have never borrowed any funds under this credit line. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. Historically, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. However, in January 2008, we entered into a purchase commitment to acquire approximately 1,785,000 lbs of hot dogs at $1.535 per lb. We may attempt to enter into similar arrangements in the future. As a result, we expect that the majority of our future commodities purchases will be subject to changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 29, 2008 would have increased or decreased our cost of sales by approximately $666,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which: (i) SMG acts as the Company's exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan's Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan's Famous restaurant system and Branded Products Program. On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the "Termination Date"), due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company's filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois. The Company has answered SMG's complaint and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a Stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier. The agreed motion for entry of said Stipulation must be approved by the Circuit Court. The parties are currently proceeding with the discovery process.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described below, as well as those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Nathan’s does not have the ability to effectively hedge all of its beef purchases using futures or forward contracts without incurring undue financial risk, although Nathan’s has entered into a commitment to purchase 1,785,000 pounds of hot dogs for the period April through August 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan

March 31, 2008 April 27, 2008	-0-	$0.0000	2,000,000	500,000

April 28, 2008 May 25, 2008	-0-	$0.0000	2,000,000	500,000

May 26, 2008 June 29, 2008	103,858	$14.0293	2,103,858	396,142

Total	103,858	$14.0293	2,103,858	396,142

On September 14, 2001, Nathan’s was authorized to purchase up to 1,000,000 shares of its common stock. Pursuant to its first stock repurchase program, we repurchased 1,000,000 shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000. On October 7, 2002, Nathan’s was authorized to purchase up to 1,000,000 additional shares of its common stock. Nathan’s concluded the second authorized stock repurchase program of 1,000,000 shares of common stock at a cost of approximately $5,416,000. On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company. On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock having a value of up to an aggregate $6 million. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plan for the purchase of up to 500,000 shares. Through June 29, 2008, Nathan’s purchased a total of 2,103,858 shares of common stock at a cost of approximately $10,546,000 pursuant to the current and previous stock repurchase plans previously authorized by the Board of Directors. Of these repurchased shares, 103,858 shares at a cost of $1,460,000 were repurchased during the thirteen weeks ended June 29, 2008.  Subsequent to June 29, 2008, Nathan’s has continued to repurchase its common stock in the open market pursuant to the 10b5-1 Agreement, repurchasing an additional 85,830 shares at a total cost of approximately $1,261,000 through July 31, 2008. For the period commencing March 31, 2008 and ending July 31, 2008, Nathan’s repurchased 79,255 shares at a cost of approximately $1,102,000 before the adoption of the 10b5-1 Agreement and purchased 110,433 shares at a cost of approximately $1,619,000 pursuant to the 10b5-1 Agreement. Future purchases may be made from time to time, depending on market conditions, in open market or privately- negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Item 6. Exhibits

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.3 to Form 10-K for the fiscal year ended March 27, 2005.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit A to Form 8-K dated June 6, 2008.)

4.3	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Form 8-K dated June 6, 2008.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 8, 2008	By:	/s/Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	By:	/s/Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.3 to Form 10-K for the fiscal year ended March 27, 2005.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit A to Form 8-K dated June 6, 2008.)

4.3	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Form 8-K dated June 6, 2008.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.