Form 10-Q
period 2008-09-28
NATHANS FAMOUS INC
filed 2008-11-07
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 28, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
 For the transition period from ___________________ to ____________________.

 Commission file number 0-3189

NATHAN’S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 Old Country Road, Westbury, New York 11590
(Address of principal executive offices)
(Zip Code)

(516) 338-8500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At October 31, 2008, an aggregate of 5,741,799 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets – September 28, 2008 (Unaudited) and March 30, 2008	3

	Consolidated Statements of Earnings - Thirteen Weeks
	Ended September 28, 2008 and September 23, 2007 (Unaudited)	4

	Consolidated Statements of Earnings - Twenty-six Weeks
	Ended September 28, 2008 and September 23, 2007 (Unaudited)	5

	Consolidated Statement of Stockholders’ Equity – Twenty-six Weeks
	Ended September 28, 2008 (Unaudited)	6

	Consolidated Statements of Cash Flows – Twenty-six Weeks
	Ended September 28, 2008 and September 23, 2007 (Unaudited)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4.	Submission of Matter to a Vote of Security Holders	29

Item 6.	Exhibits	30

SIGNATURES		31

Exhibit Index		32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 28, 2008 and March 30, 2008
(in thousands, except share and per share amounts)

	September 28, 2008	March 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,693	$14,371
Marketable securities	22,581	20,950
Accounts and other receivables, net	5,031	3,830
Note receivable	251	606
Inventories	666	822
Prepaid expenses and other current assets	693	1,493
Deferred income taxes	697	697
Current assets held for sale	-	13
Total current assets	44,612	42,782

Note receivable	1,613	1,305
Property and equipment, net	4,309	4,428
Goodwill	95	95
Intangible assets, net	1,353	1,353
Deferred income taxes	704	436
Other assets, net	150	150
Non-current assets held for sale	-	653

	$52,836	$51,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,316	$2,805
Accrued expenses and other current liabilities	4,862	4,014
Deferred franchise fees	311	284
Current liabilities held for sale	-	29
Total current liabilities	7,489	7,132

Other liabilities	1,140	1,137
Non-current liabilities held for sale	-	325

Total liabilities	8,629	8,594

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;
8,225,683 and 8,180,683 shares issued; and 5,924,722 and 6,180,683
shares outstanding at September 28, 2008 and March 30, 2008, respectively	82	82
Additional paid-in capital	48,266	47,704
Deferred compensation	(27)	(63)
Retained earnings	9,427	3,746
Accumulated other comprehensive income (loss)	(44)	225
	57,704	51,694
Treasury stock, at cost, 2,300,961 and 2,000,000 shares at September 28, 2008 and March 30, 2008, respectively.	(13,497)	(9,086)
Total stockholders’ equity	44,207	42,608

	$52,836	$51,202
The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended September 28, 2008 and September 23, 2007
(in thousands, except share and per share amounts)
(Unaudited)

	September 28, 2008	September 23, 2007

REVENUES
Sales	$11,418	$11,257
Franchise fees and royalties	1,191	1,384
License royalties	1,628	1,048
Interest income	275	289
Other income	13	43
Total revenues	14,525	14,021

COSTS AND EXPENSES
Cost of sales	8,601	7,983
Restaurant operating expenses	964	913
Depreciation and amortization	200	192
General and administrative expenses	2,249	2,141
Recovery of property taxes	(441)	-
Total costs and expenses	11,573	11,229

Income from continuing operations before provision
for income taxes	2,952	2,792
Provision for income taxes	1,093	1,035
Income from continuing operations	1,859	1,757

Income from discontinued operations before provision for income taxes	-	28
Provision for income taxes	-	11
Income from discontinued operations	-	17

Net income	$1,859	$1,774

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.31	$.29
Income from discontinued operations	-	.00
Net income	$.31	$.29

Diluted income per share:
Income from continuing operations	$.29	$.27
Income from discontinued operations	-	.00
Net income	$.29	$.27

Weighted average shares used in computing income
per share
Basic	5,984,000	6,119,000
Diluted	6,309,000	6,562,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Twenty-six weeks ended September 28, 2008 and September 23, 2007
(in thousands, except share and per share amounts)
(Unaudited)

	September 28, 2008	September 23, 2007

REVENUES
Sales	$22,434	$21,078
Franchise fees and royalties	2,343	2,606
License royalties	3,243	2,496
Interest income	522	524
Other income	25	56
Total revenues	28,567	26,760

COSTS AND EXPENSES
Cost of sales	16,933	15,411
Restaurant operating expenses	1,876	1,751
Depreciation and amortization	398	374
General and administrative expenses	4,694	4,213
Recovery of property taxes	(441)	-
Total costs and expenses	23,460	21,749

Income from continuing operations before provision
for income taxes	5,107	5,011
Provision for income taxes	1,893	1,846
Income from continuing operations	3,214	3,165

Income from discontinued operations before provision for income taxes	3,914	2,765
Provision for income taxes	1,447	1,004
Income from discontinued operations	2,467	1,761

Net income	$5,681	$4,926

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.53	$.52
Income from discontinued operations	.41	.29
Net income	$.94	$.81

Diluted income per share:
Income from continuing operations	$.50	$.48
Income from discontinued operations	.39	.27
Net income	$.89	$.75

Weighted average shares used in computing income
per share
Basic	6,075,000	6,069,000
Diluted	6,391,000	6,530,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Twenty-six weeks ended September 28, 2008
(in thousands, except share and per share amounts)
(Unaudited)

						Accumulated
			Additional			Other			Total
	Common	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Compensation	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, March 30, 2008	8,180,683	$82	$47,704	$(63)	$3,746	$225	2,000,000	$(9,086)	$42,608

Shares issued in connection with the exercise of employee stock options	45,000	-	145	-	-	-	-	-	145

Income tax benefit on stock option exercises	-	-	203	-	-	-	-	-	203

Share-based compensation	-	-	214	-	-	-	-	-	214

Repurchase of common stock	-	-	-	-	-	-	300,961	(4,411)	(4,411)

Amortization of deferred compensation relating to restricted stock	-	-	-	36	-	-	-	-	36

Unrealized losses on marketable securities, net of deferred income tax benefit of $183	-	-	-	-	-	(269)	-	-	(269)

Net income	-	-	-	-	5,681	-	-	-	5,681

Balance, September 28, 2008	8,225,683	$82	$48,266	$(27)	$9,427	$(44)	2,300,961	$(13,497)	$44,207

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Twenty-six weeks ended September 28, 2008 and September 23, 2007
(in thousands, except share and per share amounts)
(Unaudited)

	September 28, 2008	September 23, 2007
Cash flows from operating activities:
Net income	$5,681	$4,926
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	398	377
Amortization of intangible assets	3	61
Gains on disposals of subsidiaries and leasehold interest	(3,906)	(2,489)
Provision for doubtful accounts	155	-
Amortization of bond premium	115	145
Amortization of deferred compensation	36	36
Share-based compensation expense	214	144
Deferred income taxes	(85)	(59)
Changes in operating assets and liabilities:
Accounts receivable and other receivables, net	(1,354)	(276)
Inventories	156	(381)
Prepaid expenses and other current assets	831	259
Other assets	-	(116)
Accounts payable, accrued expenses and other current liabilities	318	(1,419)
Deferred franchise fees	27	(27)
Other liabilities	6	700

Net cash provided by operating activities	2,595	1,881

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	500	300
Purchase of available-for-sale securities	(2,699)	(1,089)
Purchase of property and equipment	(279)	(594)
Payments received on notes receivable	297	-
Proceeds from sales of subsidiary and leasehold interest	3,961	1,691

Net cash provided by investing activities	1,780	308

Cash flows from financing activities:
Repurchase of common stock	(4,411)	(1,928)
Proceeds from the exercise of stock options	145	591
Income tax benefit on stock option exercises	203	415

Net cash used in financing activities	(4,063)	(922)

Net increase in cash and cash equivalents	312	1,267

Cash and cash equivalents, beginning of period	14,381	6,932

Cash and cash equivalents, end of period	$14,693	$8,199

Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,168	$2,506

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$250	$2,150

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2008
(Unaudited)
NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s”, the “Company”, “we”, “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 28, 2008 and September 23, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

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

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies subsequent to March 30, 2008, except as disclosed in Note C.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010. Earlier adoption is prohibited. Based upon Nathan’s current organization structure, we do not expect the implementation of SFAS No. 160 to have any impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We do not expect the adoption of FSP No. 142-3 to have a material effect on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS No. 162 to have any effect on our consolidated financial position and results of operations.

NOTE C – ADOPTION OF ACCOUNTING PRONOUNCEMENTS

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

 In February 2008, the FASB issued FASB Staff Position No. 157-2, effective date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nathan’s adopted the provisions of SFAS No. 157 on March 31, 2008 and elected the deferral option for non-financial assets and liabilities. The effect of adopting this standard was not significant.

In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key conditions in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective upon issuance including prior periods for which financial statements have not been issued. Nathan’s adopted the provisions of FSP No. 157-3 effective September 28, 2008. The effect of adopting this standard was not significant.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 28, 2008 by SFAS No. 157 valuation hierarchy: (in thousands)
				Carrying
	Level 1	Level 2	Level 3	Value
Marketable securities	$-	$22,581	$-	$22,581
Total assets at fair value	$-	$22,581	$-	$22,581

Nathan’s marketable securities, which primarily represent municipal bonds, are not actively traded. The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying amount of the note receivable approximates fair value as determined using level three inputs as the current interest rate on such instrument approximates current market interest rates on similar instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. SFAS No. 159 allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted for as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. Nathan’s adopted the provisions of SFAS No. 159 on March 31, 2008. The adoption of SFAS No. 159 had no impact on our consolidated financial position and results of operations as Nathan’s did not elect the fair value option to report its financial assets and liabilities at fair value and elected to continue the treatment of its marketable securities as available-for-sale securities with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

NOTE D – DISCONTINUED OPERATIONS

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), related to the accounting and reporting for components of a business to be disposed of. In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant, property or business outlet that Nathan’s sells, abandons or otherwise disposes of where the Company will have no further involvement in the operation of, or cash flows from, such restaurant, property or business outlet operations.

1. Sale of NF Roasters Corp.

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp. (“NF Roasters”), the franchisor of the Kenny Rogers Roasters concept, to Roasters Asia Pacific (Cayman) Limited. Pursuant to the Stock Purchase Agreement (“NFR Agreement”), Nathan’s sold all of the stock of NF Roasters for $4,000,000 in cash.

In connection with the NFR Agreement, Nathan’s and its previously owned subsidiary, Miami Subs may continue to sell Kenny Rogers products within the existing restaurant systems without payment of royalties.

The following is a summary of the assets and liabilities of NF Roasters, as of the date of sale, that were sold:

Cash	$8,000	(A)
Accounts receivable, net	1,000
Deferred income taxes, net	230,000
Intangible assets, net	391,000
Other assets, net	30,000
Total assets sold	660,000

Accrued expenses	27,000	(B)
Other liabilities	328,000
Total liabilities sold	355,000

Net assets sold	$305,000

(A) – Represents unexpended marketing funds.
(B) – Includes unexpended marketing funds of $8,000.

Nathan’s has realized a gain on the sale of NF Roasters of $3,656,000 net of professional fees of $39,000 and recorded income taxes of $1,352,000 on the gain during the twenty-six weeks ended September 28, 2008. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters. Therefore, the results of operations for NF Roasters, including the gain on disposal, have been presented as discontinued operations for all periods presented. The accompanying balance sheet for the fiscal year ended March 30, 2008, has been revised to reflect the assets and liabilities of NF Roasters that were subsequently sold, as held for sale as of that date.

2. Sale of Miami Subs Corporation
On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (“Miami Subs”) to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”). The MSC Note bears interest at 8% per annum, which was initially payable over a four-year term and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year of the sale, Nathan’s would have been required to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of $250,000 was initially deferred. The note was not prepaid within the requisite timeframe and Nathan’s recognized the deferred revenue of $250,000 as additional gain and recorded income taxes of $92,000 during the first quarter ended June 29, 2008. Effective August 31, 2008, Nathan’s and Purchaser agreed to extend the due date of the MSC Note until April 2014, to reduce the monthly payment and to settle certain claims under the MSC Agreement. Management evaluated the restructured MSC Note for impairment by comparing the present value of cash flows to the current carrying value and determined that no impairment exists. The current and long-term portions of the MSC Note have been adjusted in the accompanying financial statements to reflect the terms of the restructured MSC Note. In accordance with the MSC Agreement, Nathan’s retained ownership of Miami Subs’ then corporate office in Fort Lauderdale, Florida.

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

(A) – Includes unexpended marketing funds of $565,000.

In connection with the MSC Agreement, the Purchaser may continue to sell Nathan’s Famous and Arthur Treachers’ products within the existing restaurant system in exchange for a royalty payment of $6,000 per month.

Nathan’s initially realized a gain on the sale of Miami Subs of $983,000, net of professional fees of $37,000 and recorded income taxes of $334,000 on the gain during the twenty-six weeks ended September 23, 2007. Nathan’s also recognized an additional gain of $250,000 or $158,000, net of tax during the twenty-six weeks ended September 28, 2008, resulting from the contingent consideration which was deferred at the time of sale. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gains on disposal, have been presented as discontinued operations for all periods presented.

3. Sale of Leasehold Interest

During the twenty-six weeks ended September 23, 2007, Nathan’s completed a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate. Nathan’s made the property available to the buyer by May 29, 2007, and Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the twenty-six-week period ended September 23, 2007. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for all periods presented.

The following is a summary of all discontinued operations for the thirteen and twenty-six week periods ended September 28, 2008 and September 23, 2007:

	Thirteen weeks ended September 28, 2008	Thirteen weeks ended September 23, 2007	Twenty-six weeks ended September 28, 2008	Twenty-six weeks ended September 23, 2007
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Revenues (excluding gains from dispositions)	$-	$41	$10	$511

Gain from dispositions before income taxes	$-	$-	$3,906	$2,489

Income before income taxes	$-	$28	$3,914	$2,765

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and twenty-six week periods ended September 28, 2008 and September 23, 2007, respectively.

Thirteen weeks
					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2008	2007	2008	2007	2008	2007
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,859	$1,757	5,984	6,119	$0.31	$0.29
Effect of dilutive employee stock
options and warrants	-	-	325	443	(0.02)	(0.02)
Diluted EPS
Diluted calculation	$1,859	$1,757	6,309	6,562	$0.29	$0.27

Twenty-six weeks
					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2008	2007	2008	2007	2008	2007
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,214	$3,165	6,075	6,069	$0.53	$0.52
Effect of dilutive employee stock
options and warrants	-	-	316	461	(0.03)	(0.04)
Diluted EPS
Diluted calculation	$3,214	$3,165	6,391	6,530	$0.50	$0.48

Options to purchase 110,000 shares of common stock in the thirteen and twenty-six week periods ended September 28, 2008 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the period. All outstanding options and warrants to purchase common stock in the thirteen and twenty-six week periods ended September 23, 2007 were included in the computation of diluted EPS.

NOTE F – INCOME TAXES

The income tax provisions on continuing operations for the twenty-six week periods ended September 28, 2008 and September 23, 2007, reflect effective tax rates of 37.1% and 36.8%, respectively. Nathan’s expects its annual tax rate for its current fiscal year ending March 2009 to be approximately 37.0% to 38.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

Nathan’s adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) and FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48”, an amendment of FASB Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48-1”) on March 26, 2007 which resulted in a $155,000 adjustment to increase tax liabilities and decrease opening retained earnings in connection with a cumulative effect of a change in accounting principle. The amount of unrecognized tax benefits at September 28, 2008 was $472,000, all of which, if recognized, would impact Nathan’s effective tax rate. Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. As of September 28, 2008, Nathan’s had $324,000 of accrued interest and penalties in connection with unrecognized tax benefits.

There was no material change in the amount of uncertain tax benefits recognized during the twenty-six-week period ended September 28, 2008. It is possible that the amount of unrecognized tax benefits could change in the next 12 months, however, Nathan’s does not expect the change to have a significant impact on its results of operations or financial position during the next 12 months.

Nathan’s has received notices from the Internal Revenue Service and the New York State Department of Taxation and Finance that they would be reviewing our income tax returns for the fiscal year ended March 2007 and the fiscal years ended March 2005 through March 2007, respectively. Nathan’s is unable to determine the impact, if any, on its results of operations or financial position.

NOTE G  – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen and twenty-six week periods ended September 28, 2008 was $126,000 and $250,000, respectively. Total share-based compensation during the thirteen and twenty-six week periods ended September 23, 2007 was $83,000 and $181,000, respectively. Total share-based compensation is included within general and administrative expense in our accompanying Consolidated Statements of Earnings. As of September 28, 2008, there was $1,114,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately three years, which represents the requisite service periods for such awards.

There were no share-based awards granted during the twenty-six week period ended September 28, 2008.

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

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the twenty-six weeks ended September 23, 2007 are as follows:

Twenty-six weeks ended
September 23,
2007

Weighted-average option fair values	$5.8270
Expected life (years)	4.25
Interest rate	4.21%
Volatility	32.93%
Dividend yield	0%

Stock options outstanding:

Transactions with respect to stock options for the twenty-six weeks ended September 28, 2008, are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 30, 2008	1,152,308	$6.54	3.67	$8,521,000

Granted	-	-	-	-
Expired	-	-
Exercised	45,000	3.23	-	-

Options outstanding at September 28, 2008	1,107,308	$6.68	3.26	$10,389,000

Options exercisable at September 28, 2008	910,475	$4.92	2.62	$10,054,000

The aggregate intrinsic value of the stock options exercised during the twenty-six-week period ended September 28, 2008 was $532,000.

NOTE H  – STOCKHOLDERS’ EQUITY

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

Through September 28, 2008, Nathan’s has purchased a total of 2,300,961 shares of common stock at a cost of approximately $13,497,000 pursuant to the current and previous stock repurchase plans previously authorized by the Board of Directors. Of these repurchased shares, 300,961 shares at a cost of $4,411,000 were repurchased during the twenty-six weeks ended September 28, 2008.  Subsequent to September 28, 2008, Nathan’s has continued to repurchase its common stock in the open market pursuant to the 10b5-1 Agreement, repurchasing an additional 182,923 shares at a total cost of approximately $2,691,000 through October 31, 2008. For the period commencing March 31, 2008 and ending October 31, 2008, Nathan’s repurchased 79,255 shares at a cost of approximately $1,102,000 before the adoption of the 10b5-1 Agreement and purchased 404,629 shares at a cost of approximately $6,000,000 pursuant to the 10b5-1 Agreement through October 31, 2008, thereby completing the 10b5-1 Agreement. There are 16,116 remaining shares authorized to be repurchased in order to complete Nathan’s third stock repurchase plan.

On June 4, 2008, Nathan’s approved the amendment of its then-existing shareholder rights plan to accelerate the final expiration date of the common stock purchase rights to June, 4, 2008, thereby terminating the then-existing rights, as well as the adoption of a new stockholder rights plan (the “New Rights Plan”) under which all stockholders of record as of June 5, 2008 received rights to purchase shares of common stock (the “New Rights”). The New Rights Plan replaced and updated the Company’s previously existing rights plan, which was in place since 1995, and which was previously scheduled to expire on June 19, 2010.

The New Rights were distributed as a dividend. Initially, the New Rights will attach to, and trade with the Company’s common stock. Subject to the terms, conditions and limitations of the New Rights Plan, the New Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock. Upon such an event and payment of the purchase price of $30 (the “New Right Purchase Price”), each New Right (except those held by the acquiring person or group) will entitle the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less than the New Right Purchase Price, a number of shares of the Company’s common stock which at the time of the transaction has a market value equal to the New Right Purchase Price. The Company’s Board of Directors may redeem the New Rights prior to the time they are triggered. At September 28, 2008, the Company has reserved 13,582,080 shares of common stock for issuance upon exercise of the New Rights.

NOTE I - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Thirteen weeks ended September 28, 2008	Thirteen weeks ended September 23, 2007	Twenty-six weeks ended September 28, 2008	Twenty-six weeks ended September 23, 2007
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Net income	$1,859	$1,774	$5,681	$4,926

Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) provision of ($84), $125, ($183) and $44, respectively	(126)	183	(269)	64

Comprehensive income	$1,733	$1,957	$5,412	$4,990

Accumulated other comprehensive income at September 28, 2008 and March 30, 2008 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE J - COMMITMENTS AND CONTINGENCIES

1. Commitments

In January 2008, the Company entered into a commitment to purchase 1,785,000 pounds of hot dogs for $2,740,000 from its primary hot dog manufacturer between April through August 2008. As of September 28, 2008, Nathan’s fulfilled its entire commitment to acquire these hot dogs yielding savings of approximately $462,000 as compared to the then-current market prices during the twenty-six week period ended September 28, 2008. Nathan’s may enter into new commitments to purchase hot dogs in the future, based upon market conditions.

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

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which: (i) SMG acts as the Company's exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan's Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Company's Nathan's Famous restaurant system and Branded Product Program. On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008, due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois. The Company has answered SMG's complaint and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier. The parties are currently proceeding with the discovery process.

3. Guarantee

At the time of the sale of Miami Subs, a severance agreement, previously entered into between Miami Subs and one executive of Miami Subs, remained in force along with the guaranty by Nathan’s of Miami Subs’ obligations under that agreement. The agreement provided for a severance payment of $115,000 payable in six (6) monthly installments and payment for post-employment health benefits for the employee and dependants for the maximum period permitted under Federal Law. The executive terminated his employment with Miami Subs, effective October 5, 2007 and agreed to receive his severance payment over a 56-week period. Nathan’s has the right to seek reimbursement from Miami Subs in the event that Nathan’s must make payments under the guarantee of the agreement. Nathan’s initially recorded a liability of $115,000 at the date of sale in connection with this guarantee, of which $31,000 remains outstanding at September 28, 2008 due to payments made by Miami Subs. Nathan’s has not been required to make any payments under this guarantee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs has on our profitability and operating results; the pending litigation with the primary supplier of hot dogs to our Branded Product Program may result in a disruption in that supply or increased costs, which would adversely effect our operating results; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as those risks discussed in this Form 10-Q, in the Company’s Form 10-K annual report for the year ended March 30, 2008, and in other documents which we file from time to time with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or “the Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s restaurant concept, including the Arthur Treacher’s brand, and licensing the sale of Nathan’s products within supermarkets and other retail venues. The Branded Product Program enables foodservice operators to offer Nathan’s hot dogs and other proprietary items for sale within their facilities. In conjunction with this program, foodservice operators are granted a limited use of the Nathan’s trademark with respect to the sale of hot dogs and certain other proprietary food items and paper goods.

During the fiscal year ended March 25, 2007, we established a new franchising program, to offer limited-menu "Nathan's Famous" ("limited-menu franchise outlets") products to be included into new or existing food service establishments. We began to market limited-menu franchise outlets during the fiscal year ended March 30, 2008. Pursuant to this program, operators are permitted to make limited use of the "Nathan's Famous" trade dress, trademarks and design for the purpose of adding "Nathan's Famous" hot dogs, crinkle-cut French fries and a limited number of other approved "Nathan's Famous" menu items to the menu of a new or existing food service establishment. The location of the new or existing food service establishment, the specific manner in which the limited-menu franchise outlet is incorporated into the operation of the food service establishment and the specific use of our trade dress, trademarks and design are all subject to our prior written approval and must meet our specifications. The initial fee for a limited-menu franchise outlet is $7,500. Operators participating in this program are not required to pay any royalties on their sale of "Nathan's Famous" products, or make any contributions to the “Nathan’s Famous” advertising fund; however, substantially all products offered through the limited-menu franchise outlet must be purchased through a distributor approved by us, and we will make a profit on all such sales. In certain instances, Nathan’s may pay a fee to the sponsoring organization in exchange for their operational assistance or for marketing support.

On April 23, 2008, Nathan’s completed the sale of its subsidiary, NF Roasters Corp. (“Roasters”). Nathan’s previously concluded the sale of its subsidiary, Miami Subs Corporation (“Miami Subs”) on June 7, 2007. The following discussion of continuing operations excludes all of the Miami Subs and Roasters operations which were not retained by us. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Roasters or Miami Subs and accordingly, has reflected such results in discontinued operations.

See Note D to the Consolidated Financial Statements contained in Item 1 for a description of the terms of such sales.

In order to help the reader better understand Nathan’s continuing operations, certain non-financial information, which was previously reported on a combined basis has also been included in this Management Discussion and Analysis. At September 28, 2008, our restaurant system consisted of 235 Nathan’s franchised or licensed outlets, including 46 limited-menu franchise outlets and six Company-owned outlets (including one seasonal outlet), located in 25 states and five foreign countries. At September 23, 2007, our restaurant system consisted of 204 Nathan’s franchised or licensed outlets including 12 limited-menu franchise outlets and six Company-owned outlets (including one seasonal outlet), located in 21 states and four foreign countries. The Roasters restaurant system included approximately 97 outlets operating in eight foreign countries and one outlet operating in the United States at September 23, 2007.

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

(A) Includes the opening of two test Limited-Menu Franchise Outlets.

Impact of Economic Environment on Nathan’s Results of Operations

During the quarter ended September 28, 2008, Nathan’s experienced reduced sales in both its Company-owned restaurants and at its franchised restaurants, particularly during the five-week period ended September 28, 2008, which we believe is due to the effects of the slowing economy.

Nathan’s has also experienced some slow-down in collections of accounts receivable during the second quarter ended September 28, 2008, as further described within the following results of operations. During the quarter, we were notified of four bankruptcy filings and that a certain existing franchisee and a potential new franchisee have been unable to secure funding due to the credit crisis.

Preliminary results at our Company-owned restaurants subsequent to September 28, 2008, lead us to believe that we will experience reduced sales as compared to the prior fiscal period in our Company-owned restaurants during the four-week period ending October 26, 2008. In addition, we anticipate that franchisees whose restaurants are located in malls, shopping plazas, airports, travel plazas and various destination venues, may also experience sales declines due to the current economic slow-down.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 30, 2008, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; impairment of notes receivable; share-based compensation and income taxes (including uncertain tax positions). Since March 30, 2008, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them, except for the accounting for fair value measurements of financial assets and liabilities and related disclosures, which is discussed in Note C to our Consolidated Financial Statements in Item 1 of this Form 10-Q.

Adoption of Accounting Pronouncements

See Note C to the Consolidated Financial Statements contained in Item 1, for a complete discussion of the impact of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  – Including an amendment of FASB Statement No. 115”, (“SFAS No. 159”) on the Company’s financial position and results of operations.

Recently Issued Accounting Standards Not Yet Adopted

See Note B to the Consolidated Financial Statements contained in Item 1 for a discussion of recently issued accounting standards not yet adopted.

Results of Operations

Thirteen weeks ended September 28, 2008 compared to thirteen weeks ended September 23, 2007

Revenues from Continuing Operations

Total sales increased by $161,000 or 1.4% to $11,418,000 for the thirteen weeks ended September 28, 2008 (“second quarter fiscal 2009 period”) as compared to $11,257,000 for the thirteen weeks ended September 23, 2007 ("second quarter fiscal 2008 period"). Sales from the Branded Product Program increased by 20.8% to $6,282,000 for the second quarter fiscal 2009 period as compared to sales of $5,199,000 in the second quarter fiscal 2008 period. This increase was primarily attributable to increased sales volume of approximately 11.8% and price increases of approximately 6.5%, beginning in July 2008. Total Company-owned restaurant sales (representing five comparable Nathan’s restaurants and one seasonal restaurant) decreased by $253,000 or 5.1% to $4,681,000 as compared to $4,934,000 during the second quarter fiscal 2008 period. The sales decline at our Company-owned restaurants during the five-week period ended September 28, 2008, was approximately $290,000 which we believe to be due to the effects of the slowing economy. During the second quarter fiscal 2009 period, sales to our television retailer were approximately $669,000 lower than the second quarter fiscal 2008 period. During the first quarter fiscal 2008 period Nathan’s participated in 15 “Try Me” airings. Under this “Try Me” format, most of the sales were shipped in our second quarter fiscal 2008. No similar promotional offerings were made during fiscal 2009. Nathan’s products were on air 13 times during the second quarter fiscal 2009 period as compared to 12 times during the second quarter fiscal 2008 period.

Franchise fees and royalties decreased by $193,000 or 13.9% to $1,191,000 in the second quarter fiscal 2009 period compared to $1,384,000 in the second quarter fiscal 2008 period. Total royalties were $1,058,000 in the second quarter fiscal 2009 period as compared to $1,131,000 in the second quarter fiscal 2008 period. During the second quarter fiscal 2009 period, we did not recognize revenue of $70,000 for royalties deemed to be uncollectible as compared to the second quarter fiscal 2008 period, when we did not recognize revenue of $22,000 for royalties deemed to be uncollectible. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $1,128,000 in the second quarter fiscal 2009 period as compared to $1,153,000 in the second quarter fiscal 2008 period. During the second quarter fiscal 2009 period, Nathan’s earned $50,000 of higher royalties from our manufacturers and primary distributor on sales to our limited-menu franchisees.  Franchise restaurant sales were $25,143,000 in the second quarter fiscal 2009 period as compared to $27,007,000 in the second quarter fiscal 2008 period. Comparable domestic franchise sales (consisting of 140 Nathan’s restaurants, excluding sales of the limited-menu franchised outlets) were $19,647,000 in the second quarter fiscal 2009 period as compared to $20,837,000 in the second quarter fiscal 2008 period. Sales at our comparable franchised restaurants declined by approximately $658,000 during the five-week period ended September 28, 2008. At September 28, 2008, 235 domestic and international franchised or limited-menu franchised outlets were operating as compared to 204 domestic and international franchised or limited-menu franchised outlets at September 23, 2007. Royalty income from 15 franchised outlets was deemed unrealizable during the thirteen weeks ended September 28, 2008, as compared to six franchised outlets during the thirteen weeks ended September 23, 2007. Domestic franchise fee income was $79,000 in the second quarter fiscal 2009 period as compared to $137,000 in the second quarter fiscal 2008 period due to fewer openings during the second quarter fiscal 2009 period. International franchise fee income was $9,000 in the second quarter fiscal 2009 period, as compared to $31,000 during the second quarter fiscal 2008 period. During the second quarter fiscal 2009 period, nine new franchised outlets opened, including seven limited-menu franchised outlets. During the second quarter fiscal 2008 period, 11 new franchised outlets were opened including seven limited-menu franchised outlets and one unit in Kuwait. We also recognized $45,000 and $85,000 during the second fiscal quarters 2009 and 2008, respectively, in connection with forfeited franchise and development agreements.

License royalties increased by $580,000 or 55.3% to $1,628,000 in the second quarter fiscal 2009 period as compared to $1,048,000 in the second quarter fiscal 2008 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $1,085,000 increased by $267,000 or 32.6% as a result of higher licensee sales during the second quarter fiscal 2009 period. Royalties earned from our primary licensee, primarily from the retail sale of hot dogs, were $786,000 during the second quarter fiscal 2009 period as compared to $700,000 during the second quarter fiscal 2008 period. Royalties earned from another licensee, primarily from sales to Sam’s Club, were $299,000 during the second quarter fiscal 2009 period as compared to $118,000 during the second quarter fiscal 2008 period. Beginning March 2008, Nathan’s hot dogs were introduced into over 500 of the foodservice cafes operating in Sam’s Clubs throughout the United States. We earned higher revenues of $301,000 from our agreement for the manufacture of Nathan’s proprietary ingredients, including $234,000 from the settlement of a multi-year dispute under that agreement related to the unauthorized use of certain ingredients. Net royalties from all other license agreements in the second quarter fiscal 2009 period were $12,000 more than the second quarter fiscal 2008 period.

Interest income was $275,000 in the second quarter fiscal 2009 period as compared to $289,000 in the second quarter fiscal 2008 period. The decrease was primarily due to lower interest earned on our MSC Note (as defined) receivable, received in connection with the sale of Miami Subs on June 7, 2007. Interest income on the MSC Note was $38,000 in the second quarter fiscal 2009 period as compared to $48,000 during the second quarter fiscal 2008 period, resulting primarily from the ongoing repayments of the outstanding principal. Interest income on our invested cash and marketable securities was approximately $3,000 less than the second quarter fiscal 2008 period, due primarily to the reduced interest rate environment during the second quarter fiscal 2009.

Other income was $13,000 in the second quarter fiscal 2009 period as compared to $43,000 in the second quarter fiscal 2008 period. During the second quarter fiscal 2008 period, Nathan’s earned a $30,000 consent fee in connection with a licensee’s refinancing.

Costs and Expenses from Continuing Operations

Overall, our cost of sales increased by $618,000 to $8,601,000 in the second quarter fiscal 2009 period as compared to $7,983,000 in the second quarter fiscal 2008 period. Our gross profit (representing the difference between sales and cost of sales) was $2,817,000 or 24.7% of sales during the second quarter fiscal 2009 period as compared to $3,274,000 or 29.1% of sales during the second quarter fiscal 2008 period. In the Branded Product Program, our costs of sales increased by approximately $1,281,000 during the second quarter fiscal 2009 period when compared to the second quarter fiscal 2008 period, primarily as a result of product cost increases of 18.4%. However, that percentage increase in costs would have been approximately 22.2% but for the purchase commitment we entered into in January 2008, which locked in a fixed cost on approximately 1.8 million pounds of hot dogs resulting in savings of approximately $158,000 during the second quarter fiscal 2009 period. These savings helped offset some of the effects of the substantially higher commodity costs for beef and beef trimmings, such that, our average cost per pound in the Branded Product Program was approximately 18.4% higher during the second quarter fiscal 2009 period as compared to the second quarter fiscal 2008 period. We concluded this purchase commitment during August 2008. Throughout the second quarter fiscal 2009 period, the cost of beef and beef trimmings continued to advance to the highest level since the inception of the Branded Product Program, which significantly reduced our gross profit. In response, we increased prices in our Branded Product Program during the second quarter fiscal 2009 period, although we have not been able to pass along all of the increased costs. If the cost of beef and beef trimmings do not decline and we are unable to further pass on these higher costs through price increases, our margins will continue to be significantly impacted. Beginning in mid-August 2008, we began to see a modest softening of these costs, which still remain at very high levels. With respect to our six Company-owned restaurant outlets, our cost of sales during the second quarter fiscal 2009 period was $2,523,000 or 53.9% of restaurant sales, as compared to $2,661,000 or 53.9% of restaurant sales in the second quarter fiscal 2008 period. During the second quarter fiscal 2009 period, we experienced higher food costs, which were offset by lower labor and labor-related costs as a percentage of sales. The higher food cost as a percentage of sales was primarily due to the higher cost of our hot dogs and other products such as cooking oil, bread, hamburgers and fish. Cost of sales to our television retailer decreased by $525,000 in the second quarter fiscal 2009 period primarily due to lower sales volume, which was partly offset by our higher cost of hot dogs.

Restaurant operating expenses increased by $51,000, to $964,000 in the second quarter fiscal 2009 period as compared to $913,000 in the second quarter fiscal 2008 period. The increase during the second quarter fiscal 2009 period when compared to the second quarter fiscal 2008 period resulted primarily from higher utility costs of $51,000, and various other costs of $25,000, which were partly offset by lower insurance costs of $25,000. During the second quarter fiscal 2009 period, our utility costs were approximately 23.6% higher than the second quarter fiscal 2008 period. Despite recent reductions in the cost of oil and natural gas, we remain concerned over the uncertain market conditions of these products. We may continue to incur high utility costs in the future.

 Depreciation and amortization was $200,000 in the second quarter fiscal 2009 period as compared to $192,000 in the second quarter fiscal 2008 period.

General and administrative expenses were $2,249,000 in the second quarter fiscal 2009 period as compared to $2,141,000 in the second quarter fiscal 2008 period. The difference in general and administrative expenses was due primarily to an increased number of bad debts of $155,000 and increased stock compensation expense of $43,000, which were partly offset by lower legal fees of $51,000 during the second quarter fiscal 2009 period, primarily associated with Nathan’s litigation against SFG (see Part II, Item 1) and lower audit fees of $31,000 in the second quarter fiscal 2009 period. The actual amount and timing of future SFG litigation costs is not presently determinable.

Recovery of property taxes in the second quarter fiscal 2009 period, represents the settlement of a multi-year certiorari proceeding at one of Nathan’s Company-operated restaurants, net of fees.

Provision for Income Taxes from Continuing Operations

In the second quarter fiscal 2009 period, the income tax provision was $1,093,000 or 37.0% of income from continuing operations before income taxes as compared to $1,035,000 or 37.1% of income from continuing operations before income taxes in the second quarter fiscal 2008 period. For the thirteen weeks ended September 28, 2008 and September 23, 2007, Nathan’s tax provisions, excluding the effects of tax-exempt interest income, were 40.2% and 40.5%, respectively.

Twenty-six weeks ended September 28, 2008 compared to twenty-six weeks ended September 23, 2007

Revenues from Continuing Operations

Total sales increased by $1,356,000 or 6.4% to $22,434,000 for the twenty-six weeks ended September 28, 2008 (“fiscal 2009 period”) as compared to $21,078,000 for the twenty-six weeks ended September 23, 2007 ("fiscal 2008 period"). Sales from the Branded Product Program increased by 16.0% to $12,900,000 for the fiscal 2009 period as compared to sales of $11,124,000 in the fiscal 2008 period. This increase was primarily attributable to increased sales volume of approximately 11.4% and of price increases of approximately 6.5%, which took effect beginning July 2008. Total Company-owned restaurant sales (representing five comparable Nathan’s restaurants and one seasonal restaurant) were $8,540,000 as compared to $8,567,000 during the fiscal 2008 period. During the fiscal 2009 period, sales to our television retailer were approximately $393,000 lower than the fiscal 2008 period. Nathan’s products were on air 31 times during the fiscal 2009 period as compared to 35 times during the fiscal 2008 period, which included airings of 15 “Try Me” special promotions and two, half-hour food shows.

Franchise fees and royalties decreased by $263,000 or 10.1% to $2,343,000 in the fiscal 2009 period compared to $2,606,000 in the fiscal 2008 period. Total royalties were $2,093,000 in the fiscal 2009 period as compared to $2,189,000 in the fiscal 2008 period. During the fiscal 2009 period, we did not recognize revenue of $98,000 for royalties deemed to be uncollectible as compared to the fiscal 2008 period, when we did recognize $55,000 of royalty income that was previously deemed to be uncollectible. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $2,191,000 in the fiscal 2009 period as compared to $2,134,000 in the fiscal 2008 period. During the fiscal 2009 period, Nathan’s earned $114,000 of higher royalties from our manufacturers and primary distributor on sales to our limited-menu franchisees. Franchise restaurant sales were $48,900,000 in the fiscal 2009 period as compared to $50,771,000 in the fiscal 2008 period. Comparable domestic franchise sales (consisting of 140 Nathan’s outlets, excluding sales of the limited-menu franchisees) were $38,970,000 in the fiscal 2009 period as compared to $40,136,000 in the fiscal 2008 period. At September 28, 2008, 235 domestic and international franchised or limited-menu franchised outlets were operating as compared to 204 domestic and international franchised or limited-menu franchised outlets at September 23, 2007. Royalty income from 16 franchised outlets was deemed unrealizable during the twenty-six weeks ended September 28, 2008, as compared to four franchised outlets during the twenty-six weeks ended September 23, 2007. Domestic franchise fee income was $126,000 in the fiscal 2009 period as compared to $250,000 in the fiscal 2008 period. International franchise fee income was $79,000 in the fiscal 2009 period, as compared to $82,000 during the fiscal 2008 period due primarily to fewer openings of larger franchised restaurants. During the fiscal 2009 period, 23 new franchised outlets opened, including 16 limited-menu franchised outlets, two units in Kuwait and one unit in Dubai. During the fiscal 2008 period, 20 new franchised outlets were opened including ten limited-menu franchised outlets and three units in Kuwait.

License royalties increased by $747,000 or 29.9% to $3,243,000 in the fiscal 2009 period as compared to $2,496,000 in the fiscal 2008 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $2,443,000 increased 27.8% from $1,911,000 as a result of higher licensee sales during the fiscal 2009 period. Royalties earned from our primary licensee, primarily from the retail sale of hot dogs, were $1,838,000 during the fiscal 2009 period as compared to $1,671,000 during the fiscal 2008 period. Royalties earned from another licensee, primarily from sales to Sam’s Club, were $605,000 during the fiscal 2009 period as compared to $240,000 during the fiscal 2008 period. Beginning March 2008, Nathan’s hot dogs were introduced into over 500 of the foodservice cafes operating in Sam’s Clubs throughout the United States. We earned higher revenues of $274,000 from our agreement for the manufacture of Nathan’s proprietary ingredients, including $234,000 which was as a result of the settlement of a multi-year dispute under that agreement related to the unauthorized use of certain ingredients. We earned lower royalties of $56,000 from our agreement for the sale of Nathan’s pet treats. Last year, there was a sales promotion supporting the introduction of our pet treats into Wal-Mart. Net royalties from all other license agreements in the fiscal 2009 period were $3,000 less than the fiscal 2008 period.

Interest income was $522,000 in the fiscal 2009 period as compared to $524,000 in the fiscal 2008 period, primarily due to lower interest income on our invested cash and marketable securities of approximately $25,000 due primarily to the reduced interest rate environment and the liquidity crisis which caused Nathan’s to shift its short-term investments into secure, but low yielding, Treasury Bills. Interest earned on our MSC Note (as defined) receivable, received in connection with the sale of Miami Subs on June 7, 2007 was $80,000 in the fiscal 2009 period as compared to $59,000 in the fiscal 2008 period. This increase was primarily due to the MSC Note being outstanding for six months during the fiscal 2009 period as compared to four months during the fiscal 2008 period.

Other income was $25,000 in the fiscal 2009 period as compared to $56,000 in the fiscal 2008 period. During the second quarter fiscal 2008 period, Nathan’s earned a $30,000 consent fee in connection with a licensee’s refinancing.

Costs and Expenses from Continuing Operations

Overall, our cost of sales increased by $1,522,000 to $16,933,000 in the fiscal 2009 period as compared to $15,411,000 in the fiscal 2008 period. Our gross profit (representing the difference between sales and cost of sales) was $5,501,000 or 24.5% of sales during the fiscal 2009 period as compared to $5,667,000 or 26.9% of sales during the fiscal 2008 period. In the Branded Product Program, our cost of sales increased by approximately $1,792,000 during the fiscal 2009 period when compared to the fiscal 2008 period, primarily as a result of increased sales volume and also to the higher cost of our hot dogs of approximately 7.7%. However, that percentage increase in costs would have been approximately 12.6% but for the purchase commitment we entered into in January 2008, which locked in a fixed cost on approximately 1.8 million pounds of hot dogs and resulted in a savings of approximately $462,000 during the fiscal 2009 period. These savings offset some of the effects of the substantially higher commodity costs for beef and beef trimmings such that our average cost per pound in the Branded Product Program was approximately 7.7% higher during the fiscal 2009 period as compared to the fiscal 2008 period. Furthermore, the underlying cost of beef and beef trimmings has continued to advance throughout the fiscal period, reaching the highest level since the inception of the Branded Product Program. In response, we have initiated price increases in our Branded Product Program during the second quarter fiscal 2009 period. Beginning in mid-August 2008, we have seen a modest softening of these costs, which still remain at very high levels. If the cost of beef and beef trimmings does not decline and we are unable to pass on these higher costs through price increases, our margins will continue to be significantly impacted. With respect to our six Company-owned restaurant outlets, our cost of sales during the fiscal 2009 period was $4,760,000 or 55.7% of restaurant sales, as compared to $4,737,000 or 55.3% of restaurant sales in the fiscal 2008 period. During the fiscal 2009 period, we experienced higher food and direct labor costs, which were partly offset by slightly lower labor-related costs as a percentage of sales. The higher food cost as a percentage of sales was due primarily to the higher commodity cost of our hot dogs, hamburgers, cooking oil, bread and fish, which were partly mitigated by our sales price increases for select menu items of between 3.0% and 7.3%. Cost of sales to our television retailer declined by $293,000 in the fiscal 2009 period, primarily due to lower sales volume which was partly offset by our higher cost of hot dogs.

Restaurant operating expenses increased by $125,000 to $1,876,000 in the fiscal 2009 period, as compared to $1,751,000 in the fiscal 2008 period. The increase during the fiscal 2009 period when compared to the fiscal 2008 period resulted primarily from higher utility costs of $69,000, occupancy costs of $24,000 and various other costs of $39,000, which were partly offset by lower insurance costs of $33,000. During the fiscal 2009 period our utility costs were approximately 18.0% higher than the fiscal 2008 period. Despite recent reductions in the cost of oil and natural gas, we remain concerned over the uncertain market conditions for oil and natural gas. We may continue to incur higher utility costs in the future.

 Depreciation and amortization was $398,000 in the fiscal 2009 period as compared to $374,000 in the fiscal 2008 period.

General and administrative expenses increased by $481,000 to $4,694,000 in the fiscal 2009 period as compared to $4,213,000 in the fiscal 2008 period. The difference in general and administrative expenses was due to an increase in the number of bad debts of $154,000, higher legal fees of $97,000 during the fiscal 2009 period primarily associated with Nathan’s litigation against SFG (see Part II, Item 1), higher audit fees of $48,000 in the fiscal 2009 period related to Nathan’s first audit under Section 404 of the Sarbanes-Oxley Act of 2002, requiring Nathan’s auditor to audit Nathan’s internal controls over financial reporting, a $70,000 increase in Nathan’s stock-based compensation expense, higher compensation costs of $80,000 and higher occupancy costs of $14,000. The actual amount and timing of future SFG litigation costs is not presently determinable.

Recovery of property taxes in the second quarter fiscal 2009 period, represents the settlement of a multi-year certiorari proceeding at one of Nathan’s Company-operated restaurants, net of fees.

Provision for Income Taxes from Continuing Operations

In the fiscal 2009 period, the income tax provision was $1,893,000 or 37.1% of income from continuing operations before income taxes as compared to $1,846,000 or 36.8% of income from continuing operations before income taxes in the fiscal 2008 period. For the twenty-six-week periods ended September 28, 2008 and September 23, 2007, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 40.4% and 40.6%, respectively.

Discontinued Operations

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp, to Roasters Asia Pacific (Cayman) Limited. Pursuant to the NFR Agreement, Nathan’s sold all of the stock of NF Roasters for $4,000,000 in cash.

Nathan’s realized a gain on the sale of Roasters of $3,656,000 net of professional fees of $39,000 and recorded income taxes of $1,352,000 on the gain during the twenty-six weeks ended September 28, 2008. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters. Therefore, the results of operations for NF Roasters, including the gains on disposal, have been presented as discontinued operations for all periods presented.

On June 7, 2007, Nathan’s completed the sale of Miami Subs to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”). The MSC Note bears interest at 8% per annum, is secured by a lien on all of the assets of the Purchaser and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year of the sale, Nathan’s had agreed to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of the additional $250,000 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized the deferred revenue of $250,000 as additional gain and recorded income taxes of $92,000 during the first quarter ended June 29, 2008. Effective August 31, 2008, Nathan’s and the Purchaser agreed to extend the due date of the MSC Note until April 2014, to reduce the monthly payments and to settle certain claims under the MSC Agreement. In accordance with the MSC Agreement, Nathan’s retained ownership of Miami Subs’ then corporate office in Fort Lauderdale, Florida.

Nathan’s initially realized a gain on the sale of Miami Subs of $983,000, net of professional fees of $37,000 and recorded income taxes of $334,000 on the gain during the twenty-six weeks ended September 23, 2007. Nathan’s also recognized an additional gain of $250,000 or $158,000, net of tax during the twenty-six weeks ended September 28, 2008, resulting from the contingent consideration which was deferred at the time of sale. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gains on disposal, have been presented as discontinued operations for all periods presented.

During the twenty-six weeks ended September 23, 2007, Nathan’s completed a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate. Nathan’s made the property available to the buyer by May 29, 2007, and Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the twenty-six-week period ended September 23, 2007. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for all periods presented.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, other than a guarantee of a severance agreement of which $31,000 has been recorded on the accompanying balance sheet. We have concluded our purchase commitment to acquire a total of 1,785,000 lbs of hot dogs through August 2008. Refer to Note J to the Consolidated Financial Statements for further information on these transactions.

Liquidity and Capital Resources

Cash and cash equivalents at September 28, 2008 aggregated $14,693,000, increasing by $312,000 during the fiscal 2009 period. At September 28, 2008, marketable securities were $22,581,000 and net working capital increased to $37,123,000 from $35,650,000 at March 30, 2008.

Cash provided by operations of $2,595,000 in the fiscal 2009 period is primarily attributable to net income of $5,681,000 less gains of $3,906,000 from the sales of Roasters and Miami Subs, plus other non-cash items of $836,000. Changes in Nathan’s operating assets and liabilities decreased cash by $16,000, resulting principally from increased accounts and other receivables of $1,354,000, which were partly offset by an increase in accounts payable of $318,000, decreased prepaid expenses of $831,000 and decreased inventory of $156,000. The net increase in accounts and other receivables relates primarily to sales from the Branded Product Program of approximately $676,000, receivable for a property tax recovery of $516,000 and advances made to the Nathan’s Famous Advertising Fund of $320,000. The net increase in accounts payable, accrued expenses and other current liabilities is primarily due to the increase in accrued income taxes payable, resulting primarily from the gain on the sale of NF Roasters Corp. which was partly offset by a reduction in accounts payable and the annual payment of accrued compensation.

Cash was provided from investing activities of $1,780,000 in the fiscal 2009 period, primarily from cash proceeds from the sale of Roasters in the amount of $3,961,000, the redemption of $500,000 of maturing available-for-sale securities and receipt of all scheduled payments of $297,000 on the MSC Note receivable. We invested $2,699,000 in available-for-sale securities and incurred capital expenditures of $279,000.

Cash was used in financing activities of $4,063,000 in the fiscal 2009 period, primarily for the purchase of 300,961 treasury shares of Company Common Stock at a cost of $4,411,000 pursuant to the stock repurchase plan as authorized by the Board of Directors on November 5, 2007. Cash was received from the proceeds of employee stock option exercises of $145,000 and the expected realization of the associated tax benefit of $203,000.

From the commencement of its stock repurchase program in September 2001 through March 30, 2008, Nathan’s purchased a total of 2,000,000 shares of common stock at a cost of approximately $9,086,000, concluding the second stock repurchase plan previously authorized by the Board of Directors.

On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company. On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, par value $.01 per share (“Common Stock”) having a value of up to an aggregate $6 million. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plan for the purchase of up to 500,000 shares. There is no set time limit on the repurchases. Future purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. Through September 28, 2008, the Company had repurchased 221,706 shares of its Common Stock at a total cost of $3,309,000 pursuant to the 10b5-1 Agreement. Subsequent to September 28, 2008, Nathan’s has continued to repurchase its Common Stock in the open market pursuant to the 10b5-1 Agreement, having repurchased an additional 182,923 shares at a total cost of approximately $2,691,000 through October 31, 2008. For the period commencing March 31, 2008 and ending October 31, 2008, Nathan’s repurchased 79,255 shares at a cost of approximately $1,102,000 before the adoption of the 10b5-1 Agreement and purchased 404,629 shares at a cost of approximately $6,000,000 pursuant to the 10b5-1 Agreement through October 31, 2008, thereby completing the purchases authorized under the 10b5-1 Agreement. There are 16,116 remaining shares authorized to be repurchased under Nathan’s third stock repurchase plan.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next twelve months. Effective October 2008, Nathan’s decided that it would not extend its $7,500,000 uncommitted bank line of credit, having never borrowed any funds under that line of credit.

Nathan’s philosophy with respect to maintaining a balance sheet with a significant amount of cash and marketable securities reflects our views of maintaining readily available capital to expand our existing business and pursue any new business opportunities which might present themselves to expand our business. Nathan’s believes in the value of returning its cash to its shareholders through the repurchase of its outstanding common stock and continuously evaluates this opportunity. Nathan’s routinely assesses its investment management approach with respect to our current and potential capital requirements.

 We expect that we will continue the stock repurchase program, make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

At September 28, 2008, there were three properties that we lease from third parties which we sublease to franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

	Payments Due by Period
		Less than			More than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Employment Agreements	$3,293	$1,236	$957	$500	$600
Operating Leases	11,719	1,520	1,771	1,102	7,326
Gross Cash Contractual Obligations	15,012	2,756	2,728	1,602	7,926

Sublease Income	1,195	344	541	292	18
Net Cash Contractual Obligations	$13,817	$2,412	$2,187	$1,310	$7,908

Inflationary Impact

We do not believe that general inflation has materially impacted earnings during fiscal 2008, 2007 and 2006. However, during the fiscal 2009 period, we have experienced significant cost increases for certain food products, distribution costs and utilities. Our commodity costs for beef have been very volatile since fiscal 2004 and the cost of beef has continued to set new highs during the quarter, having increased significantly during the fiscal 2009 period. Nathan’s was able to partly mitigate some of the increase by entering into a purchase commitment in January 2008 for approximately 35% of its projected hot dog purchases during the period from April through August 2008. As a result of the purchase commitment, Nathan’s actual cost of hot dogs for its Branded Product Program were approximately 7.7% higher than its twenty-six weeks ended September 23, 2007, instead of being approximately 12.6% higher. In addition, the cost of beef for our fiscal year ended March 30, 2008 was approximately 8.2% higher than our prior fiscal year. We are unable to predict the future cost of our hot dogs, however, we expect to experience continued price volatility for our beef products during the rest of fiscal 2009. Since January 2008, we have experienced cost increases for a number of our other food products. We expect to incur higher commodity costs for cooking oil, fish, potatoes and paper products during fiscal 2009. As previously discussed, Nathan’s increased prices in response to the increased commodity costs. In addition, for the past four years we have continued to experience the impact of higher oil prices in the form of higher distribution costs for our food products and higher utility costs in our Company-owned restaurants.

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. On May 25, 2007, President Bush signed legislation which increased the Federal minimum wage to $5.85 per hour, effective July 24, 2007, with increases to $6.55 per hour effective July 24, 2008 and to $7.25 per hour effective July 24, 2009. The New York State minimum wage, where our Company-owned restaurants are located, was increased to $7.15 per hour on January 1, 2007 and will increase to $7.25 per hour on July 24, 2009. These wage increases have not had a material impact on our results of operations or financial position as the vast majority of our employees are paid at a rate higher than the minimum wage. Although we only operate six Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees. Continued increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements,” “Risk Factors” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in this Form 10-Q and in our Form 10-K for our fiscal year ended March 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 28, 2008, Nathan’s cash and cash equivalents aggregated $14,693,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $37,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 28, 2008, the market value of Nathan’s marketable securities aggregated $22,581,000. Interest income on these marketable securities would increase or decrease by approximately $56,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at September 28, 2008 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal notes and bonds	$23,794	$23,388	$22,984	$22,581	$22,183	$21,792	$21,408

Borrowings

The interest rate on our prior borrowings was generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement. At September 28, 2008, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. We maintained a $7,500,000 credit line at the prime rate (5.0% as of September 28, 2008), which we decided to let expire as of October 1, 2008. We have never borrowed any funds under this credit line. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. In January 2008, we entered into a purchase commitment to acquire approximately 1,785,000 lbs of hot dogs at $1.535 per lb through August 2008. We may attempt to enter into similar arrangements in the future. With the exception of that commitment, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodities purchases will be subject to changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 28, 2008 would have increased or decreased our cost of sales by approximately $1,357,000.

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

Changes in Internal Controls

 There were no changes in our internal controls over financial reporting that occurred during the twenty-six weeks ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which: (i) SMG acts as the Company's exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan's Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan's Famous restaurant system and Branded Product Program. On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008, due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company's filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois. The Company has answered SMG's complaint and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier. The parties are currently proceeding with the discovery process.

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

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 85% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors beyond our control. For example, in the past, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased. We were unable to pass all of the price increases to our customers. As the price of beef or other food products that we use in our operations increases significantly, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, such increases on to our customers, our operating margins would decrease. Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales.

Fluctuations in weather, supply and demand and economic conditions could adversely affect the cost, availability and quality of some of our critical products, including beef. Our inability to obtain requisite quantities of high-quality ingredients would adversely affect our ability to provide the menu items that are central to our business, and the highly competitive nature of our industry may limit our ability to pass through increased costs to our customers. Continuing increases in the cost of fuel would increase the distribution costs of our prime products thereby increasing food and paper costs to us and to our franchisees, thereby negatively affecting our profitability.

Nathan’s does not have the ability to effectively hedge all of its beef purchases using futures or forward contracts without incurring undue financial risk, although Nathan’s had entered into a commitment to purchase 1,785,000 pounds of hot dogs for the period April through August 2008. Nathan’s may seek to enter into similar commitments to purchase in the future.

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

Although the Company believes that its frankfurter supplier is contractually obligated to perform its obligations under the License Agreement until its termination and the Company expects its frankfurter supplier to continue to discharge those obligations, there is no assurance that the supplier will do so. In the event that the frankfurter supplier breaches its contractual obligations under the License Agreement by failing or refusing to manufacture and supply frankfurters for the Company’s restaurant and Branded Product Program operations or to manufacture, distribute, market and sell Nathan’s Famous frankfurters to the retail trade, there is no assurance that the Company could secure an alternate source of supply in a timely manner.

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

In the event that the Company is unable to find one or more alternative suppliers of frankfurters or French fries on a timely basis, there could be a disruption in the supply of product to Company-owned restaurants, franchised restaurants and Branded Product accounts, which would damage the Company, its franchisees and Branded Product customers and, in turn, negatively impact the Company’s financial results. In addition, any gap in supply to retail customers would result in lost royalty payments to the Company, which could have a significant adverse financial impact on the Company’s results from operations. Furthermore, any gap in supply to retail customers may damage the Nathan’s Famous trademarks in the eyes of consumers and the retail trade, which damage might negatively impact the Company’s overall business in general and impair the Company’s ability to continue its retail licensing program.

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

The closure of a Coney Island amusement park, and the redevelopment of the Coney Island amusement district, may have a material adverse effect on Nathan's financial results.

The original, flagship Nathan's Famous restaurant is located in the Coney Island amusement district in Coney Island, New York.  We believe that customer traffic at this location depends, in part, on the operation of the various area amusements and attractions.  One such attraction, the Astroland Amusement Park, has reportedly been closed permanently as of September 2008.  Additionally, the City of New York and a private real estate developer have proposed competing plans to redevelop the entire Coney Island amusement district.  We are unable to determine the impact of the closing of Astroland and/or the redevelopment of the Coney Island amusement district; however, any substantial decrease in the number of visitors to Coney Island would likely have a material adverse effect on our financial results.

Recent turmoil in the credit markets and the financial services industry may negatively impact the Company’s profitability and operating results.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on the Company’s liquidity and financial condition if the recent economic crisis results in reduced sales at our Company-owned and franchised restaurants or of licensed products for which we receive royalties or if it adversely impacts franchisees’ ability to finance purchases or restructurings of restaurant franchises, any of which may negatively impact the Company’s business and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan

June 30, 2008 July 27, 2008	73,957	$14.6612	73,957	322,185

July 28, 2008 August 24, 2008	90,865	$14.9635	90,865	231,320

August 25, 2008 September 28, 2008	32,281	$15.5358	32,281	199,039

Total	197,103	$14.9744	197,103	199,039

On September 14, 2001, Nathan’s was authorized to purchase up to 1,000,000 shares of its common stock. Pursuant to this first stock repurchase program, we repurchased 1,000,000 shares of common stock in open-market transactions and a private transaction at a total cost of $3,670,000. On October 7, 2002, Nathan’s was authorized to purchase up to 1,000,000 additional shares of its common stock. Nathan’s concluded the second authorized stock repurchase program of 1,000,000 shares of common stock at a cost of approximately $5,416,000. On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company. On June 11, 2008, Nathan’s and MSI entered into the 10b5-1 Agreement pursuant to which MSI has been authorized to purchase shares of the Company’s common stock having a value of up to an aggregate $6 million. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plan for the purchase of up to 500,000 shares. Through September 28, 2008, Nathan’s purchased a total of 2,300,961 shares of common stock at a cost of approximately $13,497,000 pursuant to the current and previous stock repurchase plans authorized by the Board of Directors. Of these repurchased shares, 300,961 shares at a cost of $4,411,000 were repurchased during the twenty-six weeks ended September 28, 2008.  Subsequent to September 28, 2008, Nathan’s has continued to repurchase its common stock in the open market pursuant to the 10b5-1 Agreement, repurchasing an additional 182,923 shares at a total cost of approximately $2,691,000 through October 31, 2008. For the period commencing March 31, 2008 and ending October 31, 2008, Nathan’s repurchased 79,255 shares at a cost of approximately $1,102,000 before the adoption of the 10b5-1 Agreement and purchased 404,629 shares at a cost of approximately $6,000,000 pursuant to the 10b5-1 Agreement through October 31, 2008, thereby completing the purchases authorized under the 10b5-1 Agreement. There are 16,116 remaining shares to be repurchased in order to complete Nathan’s third stock repurchase plan. Future purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Stockholders on September 9, 2008.

(b)
Nine Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2009. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

	FOR	WITHHELD
HOWARD M. LORBER	4,496,557	222,301
WAYNE NORBITZ	4,605,789	113,069
ROBERT J. EIDE	4,513,364	205,494
ERIC GATOFF	4,605,914	112,944
BRIAN S. GENSON	4,622,271	96,587
BARRY LEISTNER	4,630,897	87,961
DONALD L. PERLYN	4,494,798	224,060
A.F. PETROCELLI	4,571,526	147,332
CHARLES RAICH	4,514,220	204,638

Item 6. Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.3 to Form 10-K for the fiscal year ended March 27, 2005.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit A to Exhibit 4.2 to Form 8-K dated June 6, 2008.)

4.3	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Form 8-K dated June 6, 2008.)

10.1	*Settlement Agreement and Release between Miami Subs Capital Partners I, Inc. and Nathan’s Famous, Inc.

10.2	*Amended and Restated Promissory Note of Miami Subs Capital Partners I, Inc.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 7, 2008	By:	/s/Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33-56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.3 to Form 10-K for the fiscal year ended March 27, 2005.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit A to Exhibit 4.2 to Form 8-K dated June 6, 2008.)

4.3	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Form 8-K dated June 6, 2008.)

10.1	*Settlement Agreement and Release between Miami Subs Capital Partners I, Inc. and Nathan’s Famous, Inc.

10.2	*Amended and Restated Promissory Note of Miami Subs Capital Partners I, Inc.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.