Form 10-Q
period 2008-12-28
NATHANS FAMOUS INC
filed 2009-02-06
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2008.
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At January 31, 2009, an aggregate of 5,715,890 shares of the registrant's common stock, par value of $.01 per share, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets – December 28, 2008 (Unaudited) and
	March 30, 2008	3

	Consolidated Statements of Earnings (Unaudited) - Thirteen Weeks
	Ended December 28, 2008 and December 23, 2007	4

	Consolidated Statements of Earnings (Unaudited) - Thirty-nine weeks
	Ended December 28, 2008 and December 23, 2007	5

	Consolidated Statement of Stockholders’ Equity – Thirty-nine weeks
	Ended December 28, 2008 (Unaudited)	6

	Consolidated Statements of Cash Flows (Unaudited) – Thirty-nine weeks
	Ended December 28, 2008 and December 23, 2007	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

SIGNATURES		33

Exhibit Index		34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 28, 2008 and March 30, 2008
(in thousands, except share amounts)

	December 28, 2008	March 30, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,535	$14,371
Marketable securities	27,003	20,950
Accounts and other receivables, net	5,108	3,830
Note receivable	284	606
Inventories	592	822
Prepaid expenses and other current assets	954	1,493
Deferred income taxes	697	697
Current assets held for sale	-	13
Total current assets	42,173	42,782

Note receivable	1,540	1,305
Property and equipment, net	4,244	4,428
Goodwill	95	95
Intangible assets, net	1,353	1,353
Deferred income taxes	613	436
Other assets, net	150	150
Non-current assets held for sale	-	653

	$50,168	$51,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,955	$2,805
Accrued expenses and other current liabilities	4,937	4,014
Deferred franchise fees	211	284
Current liabilities held for sale	-	29
Total current liabilities	7,103	7,132

Other liabilities	1,142	1,137
Non-current liabilities held for sale	-	325

Total liabilities	8,245	8,594

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,305,683 and 8,180,683 shares issued; and 5,715,890 and 6,180,683 shares outstanding at December 28, 2008 and March 30, 2008, respectively	83	82
Additional paid-in capital	48,938	47,704
Deferred compensation	(9)	(63)
Retained earnings	10,284	3,746
Accumulated other comprehensive income	156	225
	59,452	51,694
Treasury stock, at cost, 2,589,793 and 2,000,000 shares at December 28, 2008 and March 30, 2008, respectively.	(17,529)	(9,086)
Total stockholders’ equity	41,923	42,608

	$50,168	$51,202

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended December 28, 2008 and December 23, 2007
(in thousands, except share and per share amounts)
(Unaudited)

	December 28, 2008	December 23, 2007

REVENUES
Sales	$7,949	$7,775
Franchise fees and royalties	1,188	1,232
License royalties	1,182	942
Interest income	288	287
Other income	13	5
Total revenues	10,620	10,241

COSTS AND EXPENSES
Cost of sales	6,297	5,883
Restaurant operating expenses	710	715
Depreciation and amortization	210	190
General and administrative expenses	2,135	2,167
Total costs and expenses	9,352	8,955

Income from continuing operations before provision for income taxes	1,268	1,286
Provision for income taxes	411	424
Income from continuing operations	857	862

Income from discontinued operations before provision for income taxes	-	26
Provision for income taxes	-	11
Income from discontinued operations	-	15

Net income	$857	$877

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.15	$.14
Income from discontinued operations	.00	.00
Net income	$.15	$.14

Diluted income per share:
Income from continuing operations	$.14	$.14
Income from discontinued operations	.00	.00
Net income	$.14	$.14

Weighted average shares used in computing income per share:
Basic	5,756,000	6,092,000
Diluted	6,022,000	6,492,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirty-nine weeks ended December 28, 2008 and December 23, 2007
(in thousands, except share and per share amounts)
(Unaudited)

	December 28, 2008	December 23, 2007

REVENUES
Sales	$30,383	$28,853
Franchise fees and royalties	3,531	3,838
License royalties	4,425	3,438
Interest income	810	811
Other income	38	61
Total revenues	39,187	37,001

COSTS AND EXPENSES
Cost of sales	23,230	21,294
Restaurant operating expenses	2,586	2,466
Depreciation and amortization	608	564
General and administrative expenses	6,829	6,380
Recovery of property taxes	(441)	-
Total costs and expenses	32,812	30,704

Income from continuing operations before provision for income taxes	6,375	6,297
Provision for income taxes	2,304	2,270
Income from continuing operations	4,071	4,027

Income from discontinued operations before provision for income taxes	3,914	2,791
Provision for income taxes	1,447	1,015
Income from discontinued operations	2,467	1,776

Net income	$6,538	$5,803

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.68	$.67
Income from discontinued operations	.42	.29
Net income	$1.10	$.96

Diluted income per share:
Income from continuing operations	$.65	$.62
Income from discontinued operations	.39	.27
Net income	$1.04	$.89

Weighted average shares used in computing income per share:
Basic	5,968,000	6,076,000
Diluted	6,268,000	6,518,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirty-nine weeks ended December 28, 2008
(in thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other			Total
	Common	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Compensation	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, March 30, 2008	8,180,683	$82	$47,704	$(63)	$3,746	$225	2,000,000	$(9,086)	$42,608

Shares issued in connection with the exercise of employee stock options	125,000	1	411	-	-	-	-	-	412

Income tax benefit on stock option exercises	-	-	502	-	-	-	-	-	502

Share-based compensation	-	-	321	-	-	-	-	-	321

Repurchase of common stock	-	-	-	-	-	-	589,793	(8,443)	(8,443)

Amortization of deferred compensation relating to restricted stock	-	-	-	54	-	-	-	-	54

Unrealized losses on marketable securities, net of deferred income tax benefit of $(49)	-	-	-	-	-	(69)	-	-	(69)

Net income	-	-	-	-	6,538	-	-	-	6,538

Balance, December 28, 2008	8,305,683	$83	$48,938	$(9)	$10,284	$156	2,589,793	$(17,529)	$41,923

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-nine weeks ended December 28, 2008 and December 23, 2007
(in thousands)
(Unaudited)

	December 28, 2008	December 23, 2007
Cash flows from operating activities:
Net income	$6,538	$5,803
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	608	567
Amortization of intangible assets	3	69
Gains on disposals of subsidiaries and leasehold interest	(3,906)	(2,489)
Provision for doubtful accounts	151	-
Amortization of bond premium	189	218
Amortization of deferred compensation	54	54
Share-based compensation expense	321	251
Deferred income taxes	(129)	(24)
Changes in operating assets and liabilities:
Accounts receivable and other receivables, net	(1,427)	(640)
Inventories	235	(8)
Prepaid expenses and other current assets	539	(46)
Other assets	-	(1)
Accounts payable, accrued expenses and other current liabilities	63	(829)
Deferred franchise fees	(73)	(83)
Other liabilities	8	557

Net cash provided by operating activities	3,174	3,399

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	500	800
Purchase of available-for-sale securities	(6,860)	(1,089)
Purchase of property and equipment	(429)	(763)
Payments received on notes receivable	337	95
Proceeds from sales of subsidiary and leasehold interest	3,961	1,691

Net cash (used in) provided by investing activities	(2,491)	734

Cash flows from financing activities:
Repurchase of common stock	(8,443)	(1,928)
Proceeds from the exercise of stock options	412	591
Income tax benefit on stock option exercises	502	415

Net cash used in financing activities	(7,529)	(922)

Net (decrease) increase in cash and cash equivalents	(6,846)	3,211

Cash and cash equivalents, beginning of period	14,381	6,932

Cash and cash equivalents, end of period	$7,535	$10,143

Cash paid during the period for:
Interest	$-	$-
Income taxes	$2,063	$2,539

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$250	$2,150

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2008
(Unaudited)
  NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s”, the “Company”, “we”, “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 28, 2008 and December 23, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented.  However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

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

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS –NOT YET ADOPTED

 In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS No. 141R are effective for fiscal years beginning on or after December 15, 2008, which for us is fiscal 2010. Earlier adoption is prohibited. We are currently evaluating  the impact of SFAS No. 141R on our consolidated financial position and results of operations.

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

In June 2008, the FASB ratified Emerging Issues Task Force 08-3 (“EITF 08-3”), “Accounting by Lessees for Maintenance Deposits”, which provides guidance for accounting for maintenance deposits paid by a lessee to a lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010.  We do not expect the adoption of EITF 08-3 to have a significant impact on our consolidated financial position and results of operations.

NOTE C – ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to eliminate the diversity in practice that existed due to the different definitions of fair value. SFAS No. 157 retained the exchange price notion in earlier definitions of fair value, but clarified that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 stated that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 also established a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

 In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nathan’s adopted the provisions of SFAS No. 157 on March 31, 2008 and elected the deferral option for non-financial assets and liabilities. The effect on our consolidated financial position and results of operations of adopting this standard was not significant.

In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”).  FSP No. 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157.  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key conditions in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP No. 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued.  Nathan’s adopted the provisions of FSP No. 157-3 effective September 28, 2008. The effect on our consolidated financial position and results of operations of adopting this standard was not significant.

The valuation hierarchy established by SFAS No. 157 is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 28, 2008 by SFAS No. 157 valuation hierarchy: (in thousands)

				Carrying
	Level 1	Level 2	Level 3	Value

Marketable securities	$-	$27,003	$-	$27,003

Total assets at fair value	$-	$27,003	$-	$27,003

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. SFAS No. 159 allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted for as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  Nathan’s adopted the provisions of SFAS No. 159 on March 31, 2008. The adoption of SFAS No. 159 had no impact on our consolidated financial position and results of operations as Nathan’s did not elect the fair value option to report its financial assets and liabilities at fair value and elected to continue the treatment of its marketable securities as available-for-sale securities with unrealized gains and losses recorded in accumulated other comprehensive income.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 became effective on November 15, 2008.  We adopted SFAS No. 162 during our fiscal quarter ended December 28, 2008.  Our adoption of SFAS No. 162 did not have any effect on our consolidated financial position and results of operations.

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

In connection with the NFR Agreement, Nathan’s and its previously owned subsidiary, Miami Subs, may continue to sell Kenny Rogers products within the existing restaurant systems without payment of royalties.

The following is a summary of the assets and liabilities of NF Roasters, as of the date of sale, that were sold:

Cash	$8,000	(A)
Accounts receivable, net	1,000
Deferred income taxes, net	230,000
Intangible assets, net	391,000
Other assets	30,000
Total assets sold	660,000

Accrued expenses	27,000	(B)
Other liabilities	328,000
Total liabilities sold	355,000

Net assets sold	$305,000

(A)	– Represents unexpended marketing funds.
(B)	– Includes unexpended marketing funds of $8,000.

Nathan’s has realized a gain on the sale of NF Roasters of $3,656,000 net of professional fees of $39,000 and recorded income taxes of $1,352,000 on the gain during the thirty-nine weeks ended December 28, 2008. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters. Therefore, the results of operations for NF Roasters, including the gain on disposal, have been presented as discontinued operations for all periods presented. The accompanying balance sheet for the fiscal year ended March 30, 2008, has been revised to reflect the assets and liabilities of NF Roasters that were subsequently sold, as held for sale as of that date.

2. Sale of Miami Subs Corporation

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (“Miami Subs”) to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”).  The MSC Note bears interest at 8% per annum and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year of the sale, Nathan’s would have been required to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of $250,000 was initially deferred. The note was not prepaid within the requisite timeframe and Nathan’s recognized the deferred amount of $250,000 as additional gain and recorded income taxes of $92,000 during the first quarter ended June 29, 2008. Effective August 31, 2008, Nathan’s and Purchaser agreed to extend the due date of the MSC Note from its initial four-year term until April 2014, to reduce the monthly payment and to settle certain claims under the MSC Agreement. At that time, management evaluated the restructured MSC Note for impairment by comparing the present value of the future cash flows on the MSC Note to the current carrying value and determined that no impairment existed.  The current and long-term portions of the MSC Note have been adjusted in the accompanying financial statements to reflect the terms of the restructured MSC Note.  In accordance with the MSC Agreement, Nathan’s retained ownership of Miami Subs’ then-owned corporate office in Fort Lauderdale, Florida.

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

In connection with the MSC Agreement, the Purchaser may continue to sell Nathan’s Famous and Arthur Treachers products within the existing restaurant system in exchange for a royalty payment of $6,000 per month.

Nathan’s initially realized a gain on the sale of Miami Subs of $983,000, net of professional fees of $37,000, and recorded income taxes of $334,000 on the gain during the thirty-nine weeks ended December 23, 2007. Nathan’s also recognized an additional gain of $250,000, or $158,000 net of tax, during the thirty-nine weeks ended December 28, 2008, resulting from the contingent consideration which was deferred at the time of sale. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gains on disposal, have been presented as discontinued operations for all periods presented.

3. Sale of Leasehold Interest

       During the thirty-nine weeks ended December 23, 2007, Nathan’s completed a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate.  Nathan’s made the property available to CVS by May 29, 2007, and Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the thirty-nine week period ended December 23, 2007. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for all periods presented.

The following is a summary of all discontinued operations for the thirteen and thirty-nine week periods ended December 28, 2008 and December 23, 2007:

	Thirteen weeks ended December 28, 2008	Thirteen weeks ended December 23, 2007	Thirty-nine weeks ended December 28, 2008	Thirty-nine weeks ended December 23, 2007
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Revenues (excluding gains from dispositions)	$-	$39	$10	$551

Gain from dispositions before income taxes	$-	$-	$3,906	$2,489

Income before income taxes	$-	$26	$3,914	$2,791

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen and thirty-nine week periods ended December 28, 2008 and December 23, 2007, respectively.

Thirteen weeks

					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2008	2007	2008	2007	2008	2007
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$857	$862	5,756	6,092	$0.15	$0.14
Effect of dilutive employee stock options and warrants	-	-	266	400	(0.01)	(0.00)
Diluted EPS
Diluted calculation	$857	$862	6,022	6,492	$0.14	$0.14

Thirty-nine weeks

					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2008	2007	2008	2007	2008	2007
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$4,071	$4,027	5,968	6,076	$0.68	$0.67
Effect of dilutive employee stock
options and warrants	-	-	300	442	(0.03)	(0.05)
Diluted EPS
Diluted calculation	$4,071	$4,027	6,268	6,518	$0.65	$0.62

Options to purchase 110,000 shares of common stock in the thirteen and thirty-nine week periods ended December 28, 2008 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the period.

Options to purchase 110,000 and 37,000 shares of common stock in the thirteen and thirty-nine week periods ended December 23, 2007, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the period.

NOTE F – INCOME TAXES

The income tax provisions on continuing operations for the thirty-nine week periods ended December 28, 2008 and December 23, 2007, reflect effective tax rates of 36.1% and 36.0%, respectively.  Nathan’s expects its annual tax rate for its current fiscal year ending March 2009 to be approximately 36.0% to 38.0%.  The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

Nathan’s adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) and FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48”, an amendment of FASB Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48-1”) on March 26, 2007 which resulted in a $155,000 adjustment to increase tax liabilities and decrease opening retained earnings in connection with a cumulative effect of a change in accounting principle. The amount of unrecognized tax benefits at December 28, 2008 was $478,000, all of which, if recognized, would impact Nathan’s effective tax rate.  Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision.  As of December 28, 2008, Nathan’s had $336,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During September 2008, Nathan’s received notices from the Internal Revenue Service and the New York State Department of Taxation and Finance that they would be reviewing our income tax returns for the fiscal year ended March 2007 and the fiscal years ended March 2005 through March 2007, respectively. There was no material change in the amount of uncertain tax benefits recognized during the thirty-nine week period ended December 28, 2008. It is possible that the amount of unrecognized tax benefits could change in the next 12 months, however, Nathan’s does not expect the change to have a significant impact on its results of operations or financial position during the next 12 months.

NOTE G – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen and thirty-nine week periods ended December 28, 2008 was $125,000 and $375,000, respectively. Total share-based compensation during the thirteen and thirty-nine week periods ended December 23, 2007 was $125,000 and $305,000, respectively. Total share-based compensation is included within general and administrative expense in our accompanying Consolidated Statements of Earnings. As of December 28, 2008, there was $1,007,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately two years, nine months, which represents the remaining requisite service periods for such awards.

There were no share-based awards granted during the thirty-nine week period ended December 28, 2008.

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

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirty-nine weeks ended December 23, 2007 are as follows:

Thirty-nine weeks ended
December 23,
2007

Weighted-average option fair values	$5.8270
Expected life (years)	4.25
Interest rate	4.21%
Volatility	32.93%
Dividend yield	0%

Stock options outstanding:

Transactions with respect to stock options for the thirty-nine weeks ended December 28, 2008, are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value (A)

Options outstanding at March 30, 2008	1,152,308	$6.54	3.67	$8,521,000

Granted	-	-	-	-
Expired	-	-
Exercised	125,000	3.30	-	-

Options outstanding at December 28, 2008	1,027,308	$6.94	3.17	$6,327,220

Options exercisable at December 28, 2008	830,475	$5.07	2.51	$6,327,220

(A) Excludes options having an exercise price that exceeds the market price.

The aggregate intrinsic value of the stock options exercised during the thirty-nine-week period ended December 28, 2008 was $1,275,000.

NOTE H – STOCKHOLDERS’ EQUITY

On September 14, 2001, Nathan’s was authorized to purchase up to 1,000,000 shares of its common stock. Pursuant to this first stock repurchase program, we repurchased 1,000,000 shares of common stock in open-market transactions and a private transaction at a total cost of $3,670,000. On October 7, 2002, Nathan’s was authorized to purchase up to 1,000,000 additional shares of its common stock. Nathan’s concluded the second authorized stock repurchase program of 1,000,000 shares of common stock at a total cost of approximately $5,416,000. On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of the Company’s common stock.  On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into a 10b5-1 Agreement pursuant to which MSI was authorized to purchase shares of the Company’s common stock having a value of up to an aggregate $6,000,000; the purchases were completed during the quarter ended December 28, 2008.  On November 25, 2008, Nathan’s concluded the third authorized stock repurchase program of 500,000 shares of common stock at a cost of approximately $7,312,000, including 404,629 shares at a cost of approximately $6,000,000 completing the purchases made pursuant to the 10b5-1 Agreement.

On November 13, 2008, Nathan’s was authorized to purchase up to an additional 500,000 shares of its common stock.  There are 410,207 remaining shares to be repurchased in order to complete Nathan’s fourth stock repurchase plan.  Nathan’s has cumulatively purchased 2,589,793 shares of its common stock under all of its previously-announced stock repurchase plans at a cost of approximately $17,529,000. Future purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases.

On February 5, 2009, Nathan’s and MSI entered into another agreement (the “second 10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which purchases may commence on March 16, 2009.  Both the first and second 10b5-1 Agreements were adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plans,  in each case for the purchase of up to 500,000 shares.  There is no set time limit on the repurchases to be made under the fourth stock repurchase plan. The second 10b5-1 Agreement shall terminate no later than March 15, 2010.

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

            The New Rights were distributed as a dividend. Initially, the New Rights will attach to, and trade with the Company’s common stock.  Subject to the terms, conditions and limitations of the New Rights Plan, the New Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock. Upon such an event and payment of the purchase price of $30 (the “New Right Purchase Price”), each New Right (except those held by the acquiring person or group) will entitle the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less than the New Right Purchase Price, a number of shares of the Company’s common stock which at the time of the transaction has a market value equal to the New Right Purchase Price. The Company’s Board of Directors may redeem the New Rights prior to the time they are triggered. At December 28, 2008, the Company has reserved 16,674,111 shares of common stock for issuance upon exercise of the New Rights.

NOTE I - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Thirteen weeks ended December 28, 2008	Thirteen weeks ended December 23, 2007	Thirty-nine weeks ended December 28, 2008	Thirty-nine weeks ended December 23, 2007
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income	$857	$877	$6,538	$5,803

Unrealized gain (loss) on available-for-sale securities, net of tax provision (benefit) of $134, $71, ($49) and $115, respectively	200	106	(69)	170

Comprehensive income	$1,057	$983	$6,469	$5,973

Accumulated other comprehensive income at December 28, 2008 and March 30, 2008 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE J - COMMITMENTS AND CONTINGENCIES

1.	Commitments

In January 2008, the Company entered into a commitment to purchase 1,785,000 pounds of hot dogs for $2,740,000 from its primary hot dog manufacturer between April through August 2008. As of December 28, 2008, Nathan’s fulfilled its entire commitment yielding savings of approximately $462,000 as compared to the then-current market prices during the thirty-nine week period ended December 28, 2008.  In January 2009, the Company entered into another commitment to purchase 2,700,000 pounds of hot dogs at a cost not to exceed $4,610,000.  Nathan’s may enter into new commitments to purchase hot dogs in the future, based upon market conditions.

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

3. Guarantee

       At the time of the sale of Miami Subs, a severance agreement, previously entered into between Miami Subs and one executive of Miami Subs, remained in force along with the guaranty by Nathan’s of Miami Subs’ obligations under that agreement.  The agreement provided for a severance payment of $115,000 payable in six (6) monthly installments and payment for post-employment health benefits for the employee and dependants for the maximum period permitted under Federal Law.  The executive terminated his employment with Miami Subs, effective October 5, 2007 and agreed to receive his severance payment over a 56-week period.  Nathan’s had the right to seek reimbursement from Miami Subs in the event that Nathan’s must make payments under the guarantee of the agreement.  Nathan’s initially recorded a liability of $115,000 at the date of sale in connection with this guarantee. The severance obligation was fully satisfied by Miami Subs during the thirteen weeks ended December 28, 2008. Nathan’s was not required to make any payments under this guarantee.

NOTE  K - SUBSEQUENT EVENTS

1.	License Agreement

Effective January 1, 2009, Nathan’s entered into a License Agreement for the rental of its seasonal location in Coney Island, New York. The term of the agreement expires on December 31, 2009 and is subject to minimum and percentage rents.

2.	Commitment to purchase

In January 2009, Nathan’s entered into a commitment to purchase 2,700,000 pounds of hot dogs at a cost not to exceed $4,610,000 from its primary manufacturer. Nathan’s expects to order this product between April and August 2009. The hot dogs to be purchased represent approximately 54% of Nathan’s estimated usage during the period.

3.	Sub-lease of property

Effective January 26, 2009, Nathan’s entered into a Franchise Agreement and a Sub-lease Agreement with a franchisee for its Company-owned restaurant in Farmingdale, New York.  The term of the Sub-lease Agreement expires on April 30, 2018 and is subject to certain early termination provisions. As Nathan’s expects to have a continuing stream of cash flows from this restaurant, the results of operations are expected  to be included as a component of continuing operations in the future.

4.    Other

On February 5, 2009, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “second 10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which purchases may commence on March 16, 2009.  The second 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing a previously announced stock purchase plan for the purchase of up to 500,000 shares.  The second 10b5-1 Agreement shall terminate no later than March 15, 2010.  There is no set time limit on the repurchase plan.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On April 23, 2008, Nathan’s completed the sale of its subsidiary, NF Roasters Corp. (“Roasters”). Nathan’s previously concluded the sale of its subsidiary, Miami Subs Corporation (“Miami Subs”) on June 7, 2007. The following discussion of continuing operations excludes all of the Roasters and Miami Subs operations, which were not retained by us. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Roasters or Miami Subs and accordingly, has reflected such results in discontinued operations. See Note D to the Consolidated Financial Statements contained in Item 1 for a description of the terms of such sales.

          In order to help the reader better understand Nathan’s continuing operations, certain non-financial information, which was previously reported on a combined basis, has also been included in this Management Discussion and Analysis. At December 28, 2008, our restaurant system consisted of 244 Nathan’s franchised or licensed outlets, including 54 limited-menu franchise outlets and six Company-owned outlets (including one seasonal outlet), located in 25 states and four foreign countries. At December 23, 2007, our restaurant system consisted of 220 Nathan’s franchised or licensed outlets including 23 limited-menu franchise outlets and six Company-owned outlets (including one seasonal outlet), located in 23 states and four foreign countries. The Roasters restaurant system included approximately 97 outlets operating in eight foreign countries and one outlet operating in the United States at December 23, 2007.

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

Impact of Economic Environment on Nathan’s Results of Operations

During the quarter ended December 28, 2008, Nathan’s experienced a sales decline at both our Company-owned and franchised restaurants  which we believe is due to the effects of the slowing economy.  Sales at our Company-owned restaurants declined by 6.5% when compared to the same period a year ago, approximately two-thirds of which decline occurred  during the four weeks ended October 26, 2008. Sales at our comparable franchised restaurant locations declined 8.3% compared to the prior years’ comparable fiscal quarter. Throughout the quarter, the decline in sales at franchised restaurants was concentrated within our travel, entertainment, retail and venues, such as airports, casinos and shopping malls.

Nathan’s has also experienced some slow-down in collections of accounts receivable during the second and third quarters ended September 28, 2008 and December 28, 2008, respectively, as further described within the following results of operations. We were notified of five bankruptcy filings and that a certain existing franchisee and a potential new franchisee have been unable to secure funding due to the slowing economy and  related credit crisis.

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

 Adoption of Accounting Pronouncements

See Note C to the Consolidated Financial Statements contained in Item 1, for a complete discussion of the impact of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), on the Company’s financial position and results of operations.

Recently Issued Accounting Standards Not Yet Adopted

See Note B to the Consolidated Financial Statements contained in Item 1 for a discussion of recently issued accounting standards not yet adopted.

Results of Operations

Thirteen weeks ended December 28, 2008 compared to thirteen weeks ended December 23, 2007

Revenues from Continuing Operations

Total sales increased by $174,000 or 2.2% to $7,949,000 for the thirteen weeks ended December 28, 2008 (“third quarter fiscal 2009 period”) as compared to $7,775,000 for the thirteen weeks ended December 23, 2007 ("third quarter fiscal 2008 period").   Sales from the Branded Product Program increased by 9.4% to $5,284,000 for the third quarter fiscal 2009 period as compared to sales of $4,831,000 in the third quarter fiscal 2008 period. This increase was primarily attributable to price increases of approximately 8.7%, partly offset by lower sales volume of approximately 1.8%. Nathan’s performed reviews of its accrued rebates with two of its distributors and reversed approximately $165,000 of estimated rebates in connection with their sales programs and another $35,000 related to forfeitures.  Total Company-owned restaurant sales (representing five comparable Nathan’s restaurants) decreased by $146,000 or 6.5% to $2,085,000 as compared to $2,231,000 during the third quarter fiscal 2008 period. We believe the sales decline was primarily due to the continuing effects of the slowing economy and the erosion in consumer confidence. During the third quarter fiscal 2009 period, sales to our television retailer were approximately $133,000 lower than the third quarter fiscal 2008 period.  Nathan’s products were on air 12 times during the third quarter fiscal 2009 period as compared to 15 times during the third quarter fiscal 2008 period.

Franchise fees and royalties decreased by $44,000 or 3.6% to $1,188,000 in the third quarter fiscal 2009 period compared to $1,232,000 in the third quarter fiscal 2008 period. Franchise restaurant sales were $22,286,000 in the third quarter fiscal 2009 period as compared to $23,214,000 in the third quarter fiscal 2008 period. Comparable domestic franchise sales (consisting of 133 Nathan’s restaurants, excluding sales by the limited-menu franchise outlets) were $16,196,000 in the third quarter fiscal 2009 period as compared to $17,663,000 in the third quarter fiscal 2008 period. We believe that sales at our comparable franchised restaurants this quarter have been negatively affected by the eroding economic conditions and consumer confidence levels, primarily in our travel, retail and entertainment venues, where sales declined by approximately 10% as compared to the third quarter fiscal 2008 period. Total royalties were $979,000 in the third quarter fiscal 2009 period as compared to $1,022,000 in the third quarter fiscal 2008 period. During the third quarter fiscal 2009 period, we did not recognize revenue of $46,000 for royalties deemed to be uncollectible as compared to the third quarter fiscal 2008 period, when we did not recognize revenue of $26,000 for royalties deemed to be uncollectible. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $1,025,000 in the third quarter fiscal 2009 period as compared to $1,048,000 in the third quarter fiscal 2008 period.  During the third quarter fiscal 2009 period, Nathan’s earned $18,000 of higher royalties from our manufacturers and primary distributor on sales to our limited-menu franchisees.   At December 28, 2008, 254 domestic and international franchised or limited-menu franchise outlets were operating as compared to 220 domestic and international franchised or limited-menu franchise outlets at December 23, 2007. Royalty income from 15 franchised outlets was deemed unrealizable during the thirteen weeks ended December 28, 2008, as compared to four franchised outlets during the thirteen weeks ended December 23, 2007. Domestic franchise fee income was $199,000 in the third quarter fiscal 2009 period as compared to $161,000 in the third quarter fiscal 2008 period due to the type of franchises opened during the third quarter fiscal 2009 period that generated higher fees. International franchise fee income was $10,000 in the third quarter fiscal 2009 period, as compared to $49,000 during the third quarter fiscal 2008 period. During the third quarter fiscal 2009 period, 13 new franchised outlets opened, including nine limited-menu franchise outlets. During the third quarter fiscal 2008 period, 14 new franchised outlets were opened including 10 limited-menu franchise outlets and one unit in the Dominican Republic.

 License royalties increased by $240,000 or 25.5% to $1,182,000 in the third quarter fiscal 2009 period as compared to $942,000 in the third quarter fiscal 2008 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $899,000 increased by $274,000 or 43.8% as a result of higher licensee sales during the third quarter fiscal 2009 period.  Royalties earned from our primary licensee, primarily from the retail sale of hot dogs, were $601,000 during the third quarter fiscal 2009 period as compared to $546,000 during the third quarter fiscal 2008 period. Royalties earned from another licensee, primarily from sales to Sam’s Club, were $298,000 during the third quarter fiscal 2009 period as compared to $79,000 during the third quarter fiscal 2008 period. Beginning March 2008, Nathan’s hot dogs were introduced into over 500 of the foodservice cafes operating in Sam’s Clubs throughout the United States. Net royalties from all other license agreements in the third quarter fiscal 2009 period were $34,000 less than the third quarter fiscal 2008 period.

Interest income was $288,000 in the third quarter fiscal 2009 period as compared to $287,000 in the third quarter fiscal 2008 period. The difference was primarily due to lower interest earned on our MSC Note (as defined) receivable, received in connection with the sale of Miami Subs on June 7, 2007. Interest income on the MSC Note was $39,000 in the third quarter fiscal 2009 period as compared to $47,000 during the third quarter fiscal 2008 period, resulting primarily from the ongoing repayments of the outstanding principal.  Interest income on our invested cash and marketable securities was approximately $9,000 more than the third quarter fiscal 2008 period, due primarily to a shift of cash from Treasury Bills into longer-term municipal securities during the third quarter fiscal 2009.

Other income was $13,000 in the third quarter fiscal 2009 period as compared to $5,000 in the third quarter fiscal 2008 period.

Costs and Expenses from Continuing Operations

Overall, our cost of sales increased by $414,000 to $6,297,000 in the third quarter fiscal 2009 period as compared to $5,883,000 in the third quarter fiscal 2008 period. Our gross profit (representing the difference between sales and cost of sales) was $1,652,000 or 20.8% of sales during the third quarter fiscal 2009 period as compared to $1,892,000 or 24.3% of sales during the third quarter fiscal 2008 period. In the Branded Product Program, our costs of sales increased by approximately $586,000 during the third quarter fiscal 2009 period when compared to the third quarter fiscal 2008 period, primarily as a result of product cost increases of 21.5%.  Throughout the third quarter fiscal 2009 period, the cost of beef and beef trimmings continuously declined from the highs of the summer-time resulting in a decline of approximately 25% from the prior fiscal period. However, during January 2009, the cost of beef and beef trimmings have increased, causing our per pound beef costs to increase by approximately 10% over December 2008. With respect to our six Company-owned restaurant outlets, our cost of sales during the third quarter fiscal 2009 period was $1,451,000 or 69.6% of restaurant sales, as compared to $1,513,000 or 67.8% of restaurant sales in the third quarter fiscal 2008 period.  During the third quarter fiscal 2009 period, we experienced higher labor and labor-related costs as a percentage of sales, due primarily to the effect that lower sales had on our fixed labor components. Cost of sales to our television retailer decreased by $110,000 in the third quarter fiscal 2009 period primarily due to lower sales volume which was partly offset by our higher cost of hot dogs.

Restaurant operating expenses decreased by $5,000, to $710,000 in the third quarter fiscal 2009 period as compared to  $715,000 in the third quarter fiscal 2008 period. The decrease during the third quarter fiscal 2009 period when compared to the third quarter fiscal 2008 period resulted primarily from lower maintenance costs of $16,000, lower marketing costs of $15,000 and lower occupancy costs of $7,000, which were partly offset by higher insurance costs of $24,000 and higher utility costs of $7,000.  Despite reductions in the commodity markets for oil and natural gas over the past six months, we remain concerned over the uncertain market conditions for oil and natural gas.  We may continue to incur high utility costs in the future.

Depreciation and amortization was $210,000 in the third quarter fiscal 2009 period as compared to $190,000 in the third quarter fiscal 2008 period.

General and administrative expenses were $2,135,000 in the third quarter fiscal 2009 period as compared to $2,167,000 in the third quarter fiscal 2008 period.  During the third quarter fiscal 2009 period, Nathan’s incurred lower legal fees of $21,000 which fees were primarily associated with Nathan’s litigation against SFG (see “Legal Proceedings” Part II, Item 1 of this report). The actual amount and timing of future SFG litigation costs is not presently determinable. Nathan’s incurred higher professional fees of approximately $81,000 in connection with accounting and tax preparation services, which were more than offset by various corporate cost reductions.

Provision for Income Taxes from Continuing Operations

 In the third quarter fiscal 2009 period, the income tax provision was $411,000 or 32.4% of income from continuing operations before income taxes as compared to $424,000 or 33.0% of income from continuing operations before income taxes in the third quarter fiscal 2008 period. For the thirteen weeks ended December 28, 2008 and December 23, 2007, Nathan’s tax provisions, excluding the effects of tax-exempt interest income, were 40.3% and 40.5%, respectively.

Thirty-nine weeks ended December 28, 2008 compared to thirty-nine weeks ended December 23, 2007

Revenues from Continuing Operations

Total sales increased by $1,530,000 or 5.3% to $30,383,000 for the thirty-nine weeks ended December 28, 2008 (“fiscal 2009 period”) as compared to $28,853,000 for the thirty-nine weeks ended December 23, 2007 ("fiscal 2008 period").   Sales from the Branded Product Program increased by 14.0% to $18,184,000 for the fiscal 2009 period as compared to sales of $15,955,000 in the fiscal 2008 period. This increase was primarily attributable to increased sales volume of approximately 7.6% and of price increases of approximately 6.0%, which took effect beginning July 2008.  Nathan’s performed reviews of its accrued rebates with two of its distributors and reversed approximately $165,000 of estimated rebates in connection with their sales programs and another $35,000 of forfeitures.  Total Company-owned restaurant sales (representing five comparable Nathan’s restaurants and one seasonal restaurant) were $10,625,000 as compared to $10,798,000 during the fiscal 2008 period. The sales decline at our Company-owned restaurants was concentrated during September and October 2008, experiencing declines of 18.6% and 11.6% respectively, from the same months in the fiscal 2008 period, which we believe was primarily due to the slowing economy. During the fiscal 2009 period, sales to our television retailer were approximately $526,000 lower than the fiscal 2008 period. Although Nathan’s products were on air 55 times during the fiscal 2009 period as compared to 50 times during the fiscal 2008 period, last years’ airings included 15 “Try Me” special promotions and two, half-hour food shows.

 Franchise fees and royalties decreased by $307,000 or 8.0% to $3,531,000 in the fiscal 2009 period compared to $3,838,000 in the fiscal 2008 period. Total royalties were $3,072,000 in the fiscal 2009 period as compared to $3,211,000 in the fiscal 2008 period. During the fiscal 2009 period, we did not recognize revenue of $144,000 for royalties deemed to be uncollectible as compared to the fiscal 2008 period, when we recognized $29,000 of royalty income that was previously deemed to be uncollectible. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $3,216,000 in the fiscal 2009 period as compared to $3,182,000 in the fiscal 2008 period.  During the fiscal 2009 period, Nathan’s earned $132,000 of higher royalties from our manufacturers and primary distributor on sales to our limited-menu franchisees. Franchise restaurant sales were $71,185,000 in the fiscal 2009 period as compared to $73,985,000 in the fiscal 2008 period. Comparable domestic franchise sales (consisting of 133 Nathan’s outlets, excluding sales of the limited-menu franchisees) were $52,143,000 in the fiscal 2009 period as compared to $54,878,000 in the fiscal 2008 period.  Franchise sales have been negatively affected since September 2008, when the economy and consumer confidence began to erode.  Approximately 76% of the decline during the fiscal 2009 period occurred from September through December 2008, particularly at our travel, retail and entertainment venues. At December 28, 2008, 254 domestic and international franchised or limited-menu franchise outlets were operating as compared to 220 domestic and international franchised or limited-menu franchise outlets at December 23, 2007. Royalty income from 14 domestic franchised outlets was deemed unrealizable during the thirty-nine weeks ended December 28, 2008, as compared to three franchised outlets during the thirty-nine weeks ended December 23, 2007. Domestic franchise fee income was $325,000 in the fiscal 2009 period as compared to $411,000 in the fiscal 2008 period. International franchise fee income was $89,000 in the fiscal 2009 period, as compared to $131,000 during the fiscal 2008 period due primarily to fewer openings of franchised restaurants. During the fiscal 2009 period, 37 new franchised outlets opened, including 25 limited-menu franchise outlets, two units in Kuwait and one unit in Dubai. During the fiscal 2008 period, 35 new franchised outlets were opened including 20 limited-menu franchise outlets, three units in Kuwait and one unit in the Dominican Republic.

 License royalties increased by $987,000 or 28.7% to $4,425,000 in the fiscal 2009 period as compared to $3,438,000 in the fiscal 2008 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $3,342,000 increased 31.8% from $2,536,000 as a result of higher licensee sales during the fiscal 2009 period.  Royalties earned from our primary licensee, primarily from the retail sale of hot dogs, were $2,439,000 during the fiscal 2009 period as compared to $2,217,000 during the fiscal 2008 period. Royalties earned from another licensee, primarily from sales to Sam’s Club, were $903,000 during the fiscal 2009 period as compared to $319,000 during the fiscal 2008 period. Beginning March 2008, Nathan’s hot dogs were introduced into over 500 of the foodservice cafes operating in Sam’s Clubs throughout the United States. We earned higher revenues of $264,000 from our agreement for the manufacture of Nathan’s proprietary ingredients, including $234,000 received as a result of the settlement of a multi-year discrepancy under that agreement related to the unauthorized use of certain ingredients. We earned lower royalties of $57,000 from our agreement for the sale of Nathan’s pet treats, primarily because there was a substantial sales promotion supporting the introduction of our pet treats into Wal-Mart during the fiscal 2008 period. Net royalties from all other license agreements in the fiscal 2009 period were $26,000 less than the fiscal 2008 period.

Interest income was $810,000 in the fiscal 2009 period as compared to $811,000 in the fiscal 2008 period, primarily due to lower interest income on our invested cash and marketable securities of approximately $16,000 due primarily to the reduced interest rate environment and the liquidity crisis which caused Nathan’s to shift its short-term investments into secure, but low yielding, Treasury Bills earlier in the year.  During the second and third quarters fiscal 2009, we began investing additional cash into longer-term municipal securities.  Interest earned on our MSC Note (as defined) receivable, received in connection with the sale of Miami Subs on June 7, 2007, was $124,000 in the fiscal 2009 period as compared to $109,000 in the fiscal 2008 period. This increase was primarily due to the MSC Note being outstanding for nine months during the fiscal 2009 period as compared to six months during the fiscal 2008 period.

Other income was $38,000 in the fiscal 2009 period as compared to $61,000 in the fiscal 2008 period. During the second quarter fiscal 2008 period, Nathan’s earned a $30,000 consent fee in connection with a licensee’s refinancing.

Costs and Expenses from Continuing Operations

Overall, our cost of sales increased by $1,936,000 to $23,230,000 in the fiscal 2009 period as compared to $21,294,000 in the fiscal 2008 period. Our gross profit (representing the difference between sales and cost of sales) was $7,153,000 or 23.5% of sales during the fiscal 2009 period as compared to $7,559,000 or 26.2% of sales during the fiscal 2008 period. In the Branded Product Program, our cost of sales increased by approximately $2,378,000 during the fiscal 2009 period when compared to the fiscal 2008 period, primarily as a result of increased sales volume, as well as an approximate 11.6% increase in the cost of our hot dogs.  The increase in the cost of our hot dogs would have been approximately 15.4% but for the purchase commitment we entered into in January 2008, which locked in a fixed cost on approximately 1.8 million pounds of hot dogs and resulted in a savings of approximately $462,000 during the fiscal 2009 period. These savings offset some of the effects of the substantially higher commodity costs for beef and beef trimmings. The cost of beef and beef trimmings increased through August 2008, reaching the highest level since the inception of the Branded Product Program. These costs have declined by approximately 25% since that time. However, despite this decline, the cost of beef and beef trimmings is still significantly higher than last year. During January 2009, the cost of beef and beef trimmings have increased, causing our per pound beef costs to increase by approximately 10% over December 2008. In an effort to offset the increased cost of our hot dogs, beginning in July 2008, we initiated price increases in our Branded Product Program.

If the cost of beef and beef trimmings does not continue to decline and we are unable to pass on these higher costs through price increases, our margins will continue to be adversely  impacted. With respect to our six Company-owned restaurant outlets, our cost of sales during the fiscal 2009 period was $6,211,000 or 58.5% of restaurant sales, as compared to $6,250,000 or 57.9% of restaurant sales in the fiscal 2008 period.  During the fiscal 2009 period, our Company-owned stores experienced higher food and direct labor costs, which were partly offset by slightly lower labor-related costs as a percentage of sales. The higher food cost as a percentage of sales was due primarily to the higher commodity cost of our hot dogs, hamburgers, cooking oil, bread and fish, which were substantially mitigated by our sales price increases for select menu items of between 3.0% and 7.3%. Cost of sales to our television retailer declined by $403,000 in the fiscal 2009 period, primarily due to lower sales volume which was partly offset by our higher cost of hot dogs.

          Restaurant operating expenses increased by $120,000 to $2,586,000 in the fiscal 2009 period as compared to $2,466,000 in the fiscal 2008 period. The increase during the fiscal 2009 period when compared to the fiscal 2008 period resulted primarily from higher utility costs of $76,000, occupancy costs of $17,000 and various other costs of $37,000, which were partly offset by lower insurance costs of $9,000.  During the fiscal 2009 period our utility costs were approximately 14.3% higher than the fiscal 2008 period. Despite reductions in the commodity markets for oil and natural gas over the past six months, we remain concerned over the uncertain market conditions for oil and natural gas.  We may continue to incur higher utility costs in the future.

          Depreciation and amortization was $608,000 in the fiscal 2009 period as compared to $564,000 in the fiscal 2008 period.

          General and administrative expenses increased by $449,000 to $6,829,000 in the fiscal 2009 period as compared to $6,380,000 in the fiscal 2008 period. The difference in general and administrative expenses was due to an increase in bad debts of $155,000, higher income tax preparation fees of $86,000 due in part to the earlier preparation of Nathan’s tax returns, higher legal fees of $80,000 during the fiscal 2009 period primarily associated with Nathan’s litigation against SFG (see Part II, Item 1), higher accounting fees of $60,000 in the fiscal 2009 period related to Nathan’s audits under Section 404 of the Sarbanes-Oxley Act of 2002, requiring Nathan’s auditor to audit Nathan’s internal controls over financial reporting, a $70,000 increase in Nathan’s stock-based compensation expense and higher compensation costs of $90,000. The actual amount and timing of future SFG litigation costs is not presently determinable.

           Recovery of property taxes of $441,000 recorded in the second quarter fiscal 2009 period represents the settlement of a multi-year certiorari proceeding at one of Nathan’s Company-owned restaurants, net of fees.

Provision for Income Taxes from Continuing Operations

 In the fiscal 2009 period, the income tax provision was $2,304,000 or 36.1% of income from continuing operations before income taxes as compared to $2,270,000 or 36.0% of income from continuing operations before income taxes in the fiscal 2008 period. For the thirty-nine week periods ended December 28, 2008 and December 23, 2007, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 40.4% and 40.6%, respectively.

Discontinued Operations

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp, to Roasters Asia Pacific (Cayman) Limited. Pursuant to the NFR Agreement, Nathan’s sold all of the stock of NF Roasters for $4,000,000 in cash.

Nathan’s realized a gain on the sale of Roasters of $3,656,000 net of professional fees of $39,000, and recorded income taxes of $1,352,000 on the gain during the thirty-nine weeks ended December 28, 2008. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters. Therefore, the results of operations for NF Roasters, including the gains on disposal, have been presented as discontinued operations for all periods presented.

On June 7, 2007, Nathan’s completed the sale of Miami Subs to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”).  The MSC Note bears interest at 8% per annum, and is secured by a lien on all of the assets of the Purchaser and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year of the sale, Nathan’s had agreed to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of the additional $250,000 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized the deferred amount of $250,000 as additional gain and recorded income taxes of $92,000 during the first quarter ended June 29, 2008. Effective August 31, 2008, Nathan’s and the Purchaser agreed to extend the due date of the MSC Note from its initial four-year term until April 2014, to reduce the monthly payments and to settle certain claims under the MSC Agreement.   In accordance with the MSC Agreement, Nathan’s retained ownership of Miami Subs’ then-owned corporate office in Fort Lauderdale, Florida.

   Nathan’s initially realized a gain on the sale of Miami Subs of $983,000, net of professional fees of $37,000 and recorded income taxes of $334,000 on the gain during the thirty-nine weeks ended December 23, 2007. Nathan’s also recognized an additional gain of $250,000, or $158,000 net of tax, during the thirty-nine weeks ended December 28, 2008, resulting from the contingent consideration which was deferred at the time of sale. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gains on disposal, have been presented as discontinued operations for all periods presented.

During the thirty-nine weeks ended December 23, 2007, Nathan’s completed a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate.  Nathan’s made the property available to CVS by May 29, 2007, and  Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the thirty-nine week period ended December 23, 2007. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for all periods presented.

Off-Balance Sheet Arrangements

At December 28, 2008, we were not a party to any off-balance sheet arrangements. We previously guaranteed a severance agreement totaling $115,000 which had been recorded by Nathan’s on the accompanying balance sheet. The severance agreement has been fully satisfied without any payments being made by Nathan’s under the guaranty. We have concluded our purchase commitment to acquire a total of 1,785,000 pounds of hot dogs through August 2008. In January 2009, the Company entered into another commitment to purchase 2,700,000 pounds of hot dogs at a cost not to exceed $4,610,000.

Liquidity and Capital Resources

 Cash and cash equivalents at December 28, 2008 aggregated $7,535,000, decreasing by $6,846,000 during the fiscal 2009 period.  At December 28, 2008, marketable securities were $27,003,000, compared to $20,950,000 at March 30, 2008 and net working capital decreased to $35,070,000 from $35,650,000 at March 30, 2008.

Cash provided by operations of $3,174,000 in the fiscal 2009 period is primarily attributable to net income of $6,538,000 less gains of $3,906,000 from the sales of Roasters and Miami Subs, plus other non-cash items of $1,197,000. Changes in Nathan’s operating assets and liabilities decreased cash by $655,000, resulting primarily from increased accounts and other receivables of $1,427,000,  which were partly offset by decreases in prepaid expenses of $539,000 and inventory of $235,000. The net increase in accounts and other receivables relates primarily to a receivable of $516,000 for a property tax recovery, sales to our television retailer of $333,000, sales from the Branded Product Program of $303,000, franchise royalties of $196,000, and amounts due from the Nathan’s Famous Advertising Fund of $74,000.  The net decrease in prepaid expenses is primarily due to the utilization of prepaid corporate income taxes from our fiscal year ended March 30, 2008 of approximately $470,000 against our current year income tax obligation.

 Cash was used in investing activities of $2,491,000 in the fiscal 2009 period, primarily related to our investment of $6,860,000 in available-for-sale securities. We received cash proceeds from the sale of Roasters in the amount of $3,961,000, the redemption of $500,000 of maturing available-for-sale securities and receipt of all scheduled payments of $337,000 on the MSC Note receivable. We incurred capital expenditures of $429,000.

 Cash was used in financing activities of $7,529,000 in the fiscal 2009 period, primarily for the purchase of  589,783 treasury shares of Company Common Stock at a cost of $8,443,000 pursuant to the stock repurchase plan as authorized by the Board of Directors on November 5, 2007.  Cash was received from the proceeds of employee stock option exercises of $412,000 and the expected realization of the associated tax benefit of $502,000.

 From the commencement of its stock repurchase program in September 2001 through November 25, 2008, Nathan’s purchased a total of 2,500,000 shares of common stock at a cost of approximately $16,397,000, concluding the third stock repurchase plan for 500,000 shares previously authorized by the Board of Directors. On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI was authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $6 million.  Nathan’s purchased 500,000 shares of its common stock at a cost of approximately $7,312,000 in completion of its third repurchase plan, concluding the purchases authorized pursuant to the 10b5-1 Agreement. On November 13, 2008, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock. Future purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  Through December 28, 2008, the Company had repurchased 89,793 shares of its common stock at a total cost of $1,170,000 pursuant to the fourth repurchase plan. For the period commencing March 31, 2008 and ending December 28, 2008, Nathan’s repurchased 589,793 shares at a cost of approximately $8,443,000 including 404,629 shares at a cost of approximately $6,000,000 pursuant to the 10b5-1 Agreement.  On February 5, 2009, Nathan’s and MSI entered into another agreement (the “second 10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which purchases may commence on March 16, 2009. The second 10b5-1 Agreement shall terminate no later than March 15, 2010. Both the first and the second 10b5-1 Agreements were adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced third and fourth stock purchase plans, in each case for the purchase of up to 500,000 shares. There are 410,207 remaining shares authorized to be repurchased under Nathan’s fourth stock repurchase plan.  There is no set time limit on these repurchases.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next twelve months.  Effective October 2008, Nathan’s decided that it would not extend its $7,500,000 uncommitted bank line of credit, having never borrowed any funds under that line of credit.

Nathan’s philosophy with respect to maintaining a balance sheet with a significant amount of cash and marketable securities reflects our views of maintaining readily available capital to expand our existing business and pursue any new business opportunities which might present themselves.  Nathan’s believes in the value of returning its cash to its shareholders through the repurchase of its outstanding common stock and continuously evaluates this opportunity. Nathan’s routinely assesses its investment management approach with respect to our current and potential capital requirements.

 We expect that we will continue the stock repurchase program, make additional investments in certain existing restaurants and support the growth of the Branded Product Program in the future and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

 At December 28, 2008, there were three restaurant properties that we lease from third parties which we sublease to franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

	Payments Due by Period
		Less than			More than
Cash Contractual Obligations (A)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Employment Agreements	$2,984	$1,184	$800	$600	$400
Operating Leases (B)	11,360	1,545	1,531	1,093	7,191
Gross Cash Contractual Obligations	14,344	2,729	2,331	1,693	7,591

Sublease Income (C)	1,337	366	545	322	104
Net Cash Contractual Obligations	$13,007	$2,363	$1,786	$1,371	$7,487

(A)	In January 2009, Nathan’s entered into a purchase commitment to acquire 2,700,000 pounds of hot dogs at a cost not to exceed $4,610,000.

(B)	In January 2009, Nathan’s entered into a one-year License Agreement to operate its seasonal restaurant.

(C)	In January 2009, Nathan’s entered into a Sub-lease Agreement with a franchisee to operate the Company’s restaurant in Farmingdale, New York.

Inflationary Impact

        We do not believe that general inflation has materially impacted earnings during fiscal 2008, 2007 and 2006. However, during the fiscal 2009 period, we have experienced significant cost increases for certain food products, distribution costs and utilities. Our commodity costs for beef have been very volatile since fiscal 2004 and the cost of beef continued to set new highs during the summer of 2008, before declining during the third quarter fiscal 2009.  Nathan’s was able to partly mitigate some of the increase by entering into a purchase commitment in January 2008 for approximately 35% of its projected hot dog purchases during the period from April through August 2008. As a result of the purchase commitment, Nathan’s actual cost of hot dogs for its Branded Product Program was approximately 11.7% higher than its cost during the thirty-nine weeks ended December 23, 2007, instead of being approximately 15.4% higher. In addition, the cost of beef for our fiscal year ended March 30, 2008 was approximately 8.2% higher than our prior fiscal year.  During January 2009, the cost of beef and beef trimmings has increased, causing our per pound beef costs to increase by approximately 10% over December 2008. Although we are unable to predict the future cost of our hot dogs,  we expect to experience continued price volatility for our beef products during the rest of fiscal 2009 and during fiscal 2010. Since January 2008, we have experienced cost increases for a number of our other food products. We expect to incur higher commodity costs for cooking oil, fish, potatoes and paper products during fiscal 2009.  As previously discussed, Nathan’s increased beef prices in response to the increased commodity costs. In addition, notwithstanding the decline in the price of oil over the past six months, for the past four years we have continued to experience the impact of higher oil prices in the form of higher distribution costs for our food products and higher utility costs in our Company-owned restaurants.

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. On May 25, 2007, President Bush signed legislation which increased the Federal minimum wage to $5.85 per hour, effective July 24, 2007, with increases to $6.55 per hour effective July 24, 2008 and to $7.25 per hour effective July 24, 2009. The New York State minimum wage, where our Company-owned restaurants are located, was increased to $7.15 per hour on January 1, 2007 and will increase to $7.25 per hour on July 24, 2009. These wage increases have not had a material impact on our results of operations or financial position as the vast majority of our employees are paid at a rate higher than the minimum wage.   Although we currently only operate five Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees. Continued increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

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

Item 3.     Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

               We have historically invested our cash and cash equivalents in money market funds or short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature.  Although these investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 28, 2008, Nathan’s cash and cash equivalents aggregated $7,535,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $19,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 28, 2008, the market value of Nathan’s marketable securities aggregated $27,003,000. Interest income on these marketable securities would increase or decrease by approximately $68,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at December 28, 2008 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS
Municipal notes and bonds	$28,079	$27,852	$27,461	$27,003	$26,534	$26,062	$25,594

Borrowings

The interest rate on our prior borrowings was generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement.  At December 28, 2008, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. We maintained a $7,500,000 credit line at the prime rate, which we decided to let expire as of October 1, 2008. We have never borrowed any funds under this credit line.  Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. In January 2008, we entered into a purchase commitment to acquire approximately 1,785,000 pounds of hot dogs at $1.535 per lb through August 2008. In January 2009, we entered an additional purchase commitment to acquire 2,700,000 pounds of hot dogs at a cost not to exceed $4,610,000. We may attempt to enter into similar arrangements in the future.  With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodities purchases will be subject to changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 28, 2008 would have increased or decreased our cost of sales by approximately $1,865,000.

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

Item 4.  Controls and Procedures.

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

Changes in Internal Controls

 There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

           In addition to the other information set forth in this report, you should carefully consider the factors described below, as well as those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 30, 2008, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

            Increases in the cost of food and paper products could harm our profitability and operating results.

         The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control.  We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 85% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors beyond our control. For example, in the past, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased.  We were unable to pass all of the price increases to our customers.  In an effort to reduce the effect of rising beef costs, Nathan’s entered into a commitment to purchase 1,785,000 pounds of hot dogs for the period from  April through August 2008. In January 2009, we entered into an additional purchase commitment to acquire 2,700,000 pounds of hot dogs at a cost not to exceed $4,610,000.  Nathan’s may seek to enter into similar commitments to purchase in the future.  However, Nathan’s does not have the ability to effectively hedge all of its beef purchases using futures or forward contracts without incurring undue financial risk.  As the price of beef or other food products that we use in our operations increases significantly, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, such increases on to our customers, or effectively hedge against such increases, our operating margins would decrease. Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales.

Fluctuations in weather, supply and demand and economic conditions could adversely affect the cost, availability and quality of some of our critical products, including beef. Our inability to obtain requisite quantities of high-quality ingredients would adversely affect our ability to provide the menu items that are central to our business, and the highly competitive nature of our industry may limit our ability to pass through increased costs to our customers.  Continuing increases in the cost of fuel would increase the distribution costs of our prime products thereby increasing our food and paper costs and those of our franchisees, thereby negatively affecting our profitability.

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

            Although the Company believes that its frankfurter supplier is contractually obligated to perform its obligations under the License Agreement until its termination and the Company expects its frankfurter supplier to continue to discharge those obligations, there is no assurance that the supplier will do so.  In the event that the frankfurter supplier breaches its contractual obligations under the License Agreement by failing or refusing to manufacture and supply frankfurters for the Company’s restaurant and Branded Product Program operations or to manufacture, distribute, market and sell Nathan’s Famous frankfurters to the retail trade, there is no assurance that the Company could secure an alternate source of supply in a timely manner.  In addition, Nathan’s frankfurter supplier is also the supplier of hot dogs under the forward commitment entered into in January 2009.  In the event the frankfurter supplier breaches its obligation under the forward commitment, Nathan’s will not obtain the benefit of the lower cost of beef, which would adversely affect the Company’s results of operations.

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

          The recent economic crisis and erosion of consumer confidence may negatively impact the Company’s profitability and operating results.

        Recently, the United States economy has experienced a severe recession, resulting in rising unemployment, an upheaval in the credit markets and an erosion in consumer confidence. The Company believes this has resulted in reduced sales at the Company’s owned and franchised restaurants, an increase in uncollectible accounts receivable and adversely affected the ability of an existing franchisee and a potential new franchisee to obtain funding, which has adversely affected the Company’s operating results. If the recent economic crisis continues to result in reduced sales at our Company-owned and franchised restaurants and adversely impact franchisees’ ability to finance purchases or restructurings of restaurant franchises, or if it begins to affect sales of licensed products for which we receive royalties, it will negatively impact the Company’s business and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
September 29, 2008 October 26, 2008	174,848	$14.6437	174,848	524,191

October 27, 2008 November 23, 2008	8,075	$15.3912	8,075	516,116

November 24, 2008 December 28, 2008	105,909	$12.6369	105,909	410,207

Total	288,832	$13.9287	288,832	410,207

On September 14, 2001, Nathan’s was authorized to purchase up to 1,000,000 shares of its common stock. Pursuant to this first stock repurchase program, we repurchased 1,000,000 shares of common stock in open-market transactions and a private transaction at a total cost of $3,670,000. On October 7, 2002, Nathan’s was authorized to purchase up to 1,000,000 additional shares of its common stock. Nathan’s concluded the second authorized stock repurchase program of 1,000,000 shares of common stock at a total cost of approximately $5,416,000. On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of the Company’s common stock.  On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into the 10b5-1 Agreement pursuant to which MSI has been authorized to purchase shares of the Company’s common stock having a value of up to an aggregate $6,000,000; the purchases were completed during the quater ended December 28, 2008.  On November 25, 2008, Nathan’s concluded the third authorized stock repurchase program of 500,000 shares of common stock at a cost of approximately $7,312,000 including 404,629 shares at a cost of approximately $6,000,000 completing the purchases made pursuant to the 10b5-1 Agreement.

On November 13, 2008, Nathan’s was authorized to purchase up to an additional 500,000 shares of its common stock.  There are 410,207 remaining shares to be repurchased in order to complete Nathan’s fourth stock repurchase plan. Nathan’s has cumulatively purchased 2,589,793 shares of its common stock at a cost of approximately $17,529,000. Future purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases.

On February 5, 2009, Nathan’s and MSI entered into another agreement (the “second 10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which purchases may commence on March 16, 2009.  Both the first and second 10b5-1 Agreements were adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plans,  in each case for the purchase of up to 500,000 shares.  There is no set time limit on the repurchases to be made under the fourth stock repurchase plan.

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

10.1
Settlement Agreement and Release between Miami Subs Capital Partners I, Inc. and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 28, 2008.)

10.2	Amended and Restated Promissory Note of Miami Subs Capital Partners I, Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 28, 2008.)

10.3	*10b5-1 Agreement between Nathan Famous, Inc. and Mutual Securities, Inc. dated February 5, 2009.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 6, 2009	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2009	By:	/s/ Ronald G. DeVos
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

10.1
Settlement Agreement and Release between Miami Subs Capital Partners I, Inc. and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 28, 2008.)

10.2	Amended and Restated Promissory Note of Miami Subs Capital Partners I, Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 28, 2008.)

10.3	*10b5-1 Agreement between Nathan Famous, Inc. and Mutual Securities, Inc. dated February 5, 2009.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.