Form 10-K
period 2009-03-29
NATHANS FAMOUS INC
filed 2009-06-10
CIK 69733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to__________

Commission File No. 0-3189

NATHAN’S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Old Country Road, Westbury, New York	11590
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	516-338-8500

Securities registered pursuant to Section 12(g) of the Act:
Common Stock – par value $.01	Nasdaq Stock Market
(Title of class)	Name of each exchange on which registered

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐  No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter – September 28, 2008 - was approximately $79,580,000.

As of June 4, 2009, there were outstanding 5,611,877 shares of Common Stock, par value $.01 per share.

     DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference from the registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather, legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the ability to continue to attract franchisees; no material increases in the minimum wage; our ability to attract competent restaurant and managerial personnel; and the future effects of bovine spongiform encephalopathy, BSE, first identified in the United States on December 23, 2003;  as well as those risks discussed from time to time in this Form 10-K annual report for the year ended March 29, 2009, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Item 1.  Business.

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

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution.  Historically, our business has been the operation and franchising of quick-service restaurant units featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French-fried potatoes, and a variety of other menu offerings.  Our Nathan’s brand Company-owned and franchised units operate under the name "Nathan’s Famous," the name first used at our original Coney Island restaurant which opened in 1916.

In addition to our Company-owned and franchised traditional restaurant operations, we introduced our Branded Menu Program, previously known as our Limited-menu Frank and Fry Franchise Program, in 2007.  Pursuant to this program, qualified foodservice operators are offered the ability to offer a menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings and other Nathan’s Famous menu offerings.

We and certain authorized third parties also sell Nathan’s World Famous Beef Hot Dogs to foodservice operators outside of the realm of a traditional franchise relationship.  We refer to this line of business as the Branded Product Program.  Introduced in fiscal 1998, our Branded Product Program allows foodservice operators to prepare and sell Nathan’s World Famous Beef Hot Dogs and certain other proprietary products while making limited use of the Nathan’s Famous trademark.

Finally, certain authorized third parties also manufacture, market and distribute various packaged products bearing the Nathan’s Famous trademarks to retail customers through supermarkets, club stores and other grocery-type outlets.  Our retail program began in 1978 with the introduction at supermarkets of packaged Nathan’s World Famous Beef Hot Dogs and other meat products.

We also own the Arthur Treacher’s brand and trademarks, which our NF Treachers Corp. subsidiary acquired on February 28, 2006.  Before the acquisition, we were party to a licensing arrangement with the prior owners of Arthur Treacher’s that permitted us to include limited menu Arthur Treacher’s operations within our restaurant system.  Today, we continue to use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants.

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

Similarly, on April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp., to Roasters Asia Pacific (Cayman) Limited.  Pursuant to the Stock Purchase Agreement, Nathan’s sold its stock in NF Roasters Corp. in exchange for approximately $4,000,000 in cash. NF Roasters Corp. was formed by Nathan’s in 1999 to become the franchisor of the Kenny Rogers Roasters restaurant system through the acquisition of the intellectual property rights, including trademarks, recipes and franchise agreements, of Roasters Corp. and Roasters Franchise Corp., both of which were then involved in bankruptcy proceedings.  During our period of ownership, we used the Kenny Rogers Roasters trademarks and products primarily as a branded chicken menu-line extension for inclusion in certain Nathan’s Famous and Miami Subs restaurants.

For the past several years, our primary focus has been the expansion of the Nathan’s Famous brand.  Specifically, we have sought to maximize the number of points of brand representation and product sales throughout our various channels of distribution.  In this regard, we have concentrated our efforts on: expanding the number of foodservice locations participating in the Nathan’s Famous Branded Product Program; expanding the number of domestic franchised and licensed Nathan’s Famous restaurant units through the development and opening of new and different types of locations, such as the Branded Menu Program, as well as the development of an international franchising program; expanding our retail licensing programs for packaged Nathan’s Famous products through new product introductions and geographic expansion; and operating our existing Company-owned restaurants. In addition, during the period that we owned the Miami Subs and Kenny Rogers brands, we sought to expand our sales by introducing those brands in Nathan’s locations and the Nathan’s brand in Miami Subs locations.

As a result of our efforts to expand the Nathan’s Famous brand, as of March 29, 2009, our Nathan’s Famous restaurant system consisted of 249 franchised or licensed units and five Company-owned units (including one seasonal unit) located in 25 states and four countries, our Nathan’s Famous Branded Product Program had approximately 13,000 participating foodservice locations throughout 50 states and the District of Columbia and Nathan’s Famous packaged hot dogs and other products were offered for sale within supermarkets and club stores in 39 states.

Our revenues are generated primarily from sales of products pursuant to our Branded Product Program and in our Company-owned restaurants, as well as from the fees, royalties and other sums we earn from our franchising and retail licensing activities.

We plan to continue expanding the scope and market penetration of our Branded Product and Branded Menu Programs, further develop the restaurant operations of existing Nathan’s Famous franchised and Company-owned outlets, open new Nathan’s Famous franchised outlets in traditional or captive market environments and expand the Nathan’s Famous retail licensing programs. We may also selectively consider opening new Company-owned restaurants.  We expect to further seek to develop our international presence through the use of franchising and distribution agreements based upon individual or combined use of our business alternatives.

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

Restaurant Operations

Nathan’s Concept and Menus

Our Nathan’s concept offers a wide range of facility designs and sizes, suitable to a vast variety of locations, and features a core menu consisting of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.  Nathan’s menu is designed to take advantage of site-specific market opportunities by adding complementary food items to the core menu.  The Nathan’s concept is suitable to stand-alone or can be co-branded with other nationally recognized brands.

Nathan’s World Famous Beef Hot Dogs are flavored with the original secret blend of spices provided by Ida Handwerker in 1916, which historically have distinguished Nathan’s World Famous Beef Hot Dogs.  Our hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 90 years.  Our signature crinkle-cut French fried potatoes are featured at each Nathan’s restaurant. Nathan’s French fried potatoes are cooked in 100% cholesterol-free oil.  We believe that the majority of sales in our Company-owned units consist of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fried potatoes and beverages.

Individual Nathan’s restaurants supplement their core menu of hot dogs, French fries and beverages with a variety of other quality menu choices including: char-grilled hamburgers, crispy chicken tenders, char-grilled chicken sandwiches, Philly cheese-steaks, selected seafood items, a breakfast menu and assorted desserts and snacks.  While the number of supplemental menu items carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions.  Each of these supplemental menu options consists of a number of individual items; for example, the hamburger menu may include char-grilled bacon cheeseburgers, double-burgers and super cheeseburgers. We maintain the same quality standard with each of Nathan’s supplemental menus as we do with Nathans’ core hot dog and French fried potato menu.  Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights.  Nathan’s also has a “Kids Meal” program in which various menu alternatives are combined with toys designed to appeal to the children’s market. Soft drinks, iced tea, coffee and old fashioned lemonade and orangeade are also offered.  The Company continually evaluates new products. In the course of its evaluations, the Company is cognizant of consumer trends, including a trend toward perceived “healthier” products.  In addition to its well-established, signature products, the Company offers for sale in many of its restaurants up to seven chicken products, six fish products, and five salad, soup, and vegetable products.  Additionally, in all restaurants French fries are prepared in cholesterol-free oil.

Nathan’s restaurant designs are available in a range of sizes from 300 to 4,000 square feet. We have also developed various Nathan’s carts, kiosks, and modular units.  Our smaller units may not have customer seating areas, although they may often share seating areas with other fast food outlets in food court settings.  Other units generally provide seating for 45 to 125 customers.  Carts, kiosks and modular units generally carry only the core menu.  This menu is supplemented by a number of other menu selections in our other restaurant types.

We believe Nathan’s carts, kiosks, modular units and food court designs are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry foodservice, within larger retail operations and other captive markets.  Many of these settings may also be appropriate for our expanding Branded Menu Program or Branded Product Program. All of these units feature the Nathan’s logo and utilize a contemporary design.

Arthur Treacher’s Fish-n-Chips Concept and Menu

Arthur Treacher’s Fish-n-Chips, Inc. was originally founded in 1969. Arthur Treacher's main product is its "Original Fish N Chips" consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The full menu restaurants emphasize the preparation and sale of batter-dipped fried seafood and chicken dishes served in a quick-service environment. Other Arthur Treacher's products that may be offered in full menu restaurants include chicken, shrimp, clams and an assortment of other seafood combination dishes.  The full menu restaurants operate a sit-down style, quick serve operation under a uniform business format consisting of methods, procedures, building designs, décor, color schemes and trade dress. The restaurant format also utilizes certain service marks, logos, copyrights and commercial symbols.  Currently, Arthur Treacher’s products are served within 58 Nathan’s Famous and 42 Miami Subs restaurants, whereby the menu generally consists of fish fillets, shrimp, clams and hush puppies. The Arthur Treacher’s brand is generally represented in these restaurants by the use of limited trade dress, certain service marks, logos, copyrights and commercial symbols.

Kenny Rogers Roasters Menu

Over the last five years, Nathan’s focused the use of the Kenny Roger Roasters brand as a co-brand that was located within its restaurants utilizing certain Kenny Rogers Roasters products, which included chicken sandwiches, chicken tenders and chicken wings, as part of the restaurant’s menu offering.

At March 30, 2008, the Kenny Rogers Roasters restaurant system consisted primarily of approximately 98 traditional restaurants operating internationally and approximately 100 co-branded representations whereby certain signature items were included on the menu within the Nathan’s Famous and Miami Subs domestic restaurant systems. On April 23, 2008, we sold NF Roasters Corp., our Kenny Rogers Roasters subsidiary, but retained the right to continue using the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the then-existing Nathan’s Famous and Miami Subs restaurants, where the Kenny Rogers products had already been introduced.

Miami Subs Menu

Prior to the sale of Miami Subs effective May 31, 2007, Nathan’s operated Miami Subs as the franchisor of the Miami Subs concept, which featured a wide variety of moderately-priced lunch, dinner and snack foods, including hot and cold submarine sandwiches, various ethnic foods such as gyros and pita sandwiches, flame grilled hamburgers and chicken breast sandwiches, cheese-steaks, chicken wings, fresh salads, ice cream and other desserts and beverages. Nathan’s also introduced its Nathan’s, Kenny Rogers Roasters and Arthur Treacher’s signature products into a number of Miami Subs restaurants.

At the time of sale, the Miami Subs restaurant system consisted of approximately 65 restaurants. In connection with the sale, Miami Subs retained the right to continue offering the Nathan’s, Kenny Rogers Roasters and Arthur Treacher’s signature products within their restaurant system. At March 29, 2009, Nathan’s and Arthur Treacher’s products were sold in 41 and 42 Miami Subs locations, respectively.

Franchise Operations

At March 29, 2009, our Nathan’s Famous franchise system, including our Branded Menu Program, consisted of 249 units operating in 25 states and four foreign countries.

Our franchise system counts among its 127 franchisees and licensees such well-known companies as HMS Host, ARAMARK Leisure Services, Inc., Delaware North, Centerplate (formerly known as Service America Corp.), Culinart, National Amusements, Hershey Entertainment and Six Flags Theme Parks. We continue to seek to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During our fiscal year ended March 29, 2009, no single franchisee accounted for over 10% of our consolidated revenue. At March 29, 2009, HMS Host operated 71 outlets, including nine franchised units at airports, 13 franchised units within highway travel plazas and four franchised units within malls. Additionally, at March 29, 2009, HMS Host operated 45 locations featuring Nathan’s products pursuant to our Branded Product Program. At March 29, 2009, there were also 45 Brusters Real Ice Cream locations selling Nathan’s products under our Branded Menu Program.

Nathan’s Standard Franchise Program

Franchisees are required to execute a standard franchise agreement prior to opening each Nathan’s Famous unit.  Our current standard Nathan’s Famous franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 5.5% of restaurant sales and the expenditure of up to 2.0% of restaurant sales on advertising.  We may offer alternatives to the standard franchise agreement, having to do with franchise fees or advertising requirements. The initial term of the typical franchise agreement is 20 years, with a 15-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

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

We offer various management-training courses for management personnel of Company-owned and franchised Nathan’s Famous restaurants.  A restaurant manager from each restaurant must successfully complete our mandated management-training program.  We also offer additional operations and general management training courses for all restaurant managers and other managers with supervisory responsibilities. We provide standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs.  We also provide ongoing advice and assistance to franchisees. We host periodic “Focus on Food” meetings with our franchisees to discuss upcoming marketing events, menu development and other topics, each of which is designed to provide system-wide benefits.

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service.  All standards and specifications are developed by us and applied on a system-wide basis.  We regularly monitor franchisee operations and inspect restaurants.  Franchisees are required to furnish us with detailed monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement.  We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed.  We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 29, 2009, (“fiscal 2009") franchisees opened 46 new Nathan’s Famous franchised units in the United States (including 30 Branded Menu Program units) and no agreements were terminated for non-compliance.

Franchisees who desire to open multiple units in a specific territory within the United States may enter into an area development agreement under which we would expect to receive an advance fee based upon the number of proposed units which the franchisee is authorized to open.  As units are opened under such agreements, a portion of such advance may be credited against the franchise fee payable to us, as provided in the standard franchise agreement. We may also grant exclusive territorial rights in foreign countries for the development of Nathan’s units based upon compliance with a predetermined development schedule. Additionally, we may further grant exclusive manufacturing and distribution rights in foreign countries. In all international situations, we expect to require an exclusivity fee to be conveyed for such exclusive rights.

Nathan’s Branded Menu Program

The Nathan’s Famous Branded Menu Program was being tested at the end of our fiscal year ended March 25, 2007. During our fiscal year ended March 30, 2008, we began marketing our Branded Menu Program that provides qualified foodservice operators the ability to offer a Nathan’s Famous menu of hot dogs, crinkle cut French fries, proprietary toppings, and perhaps corn dog nuggets, corn dogs on a stick, chicken tenders and old fashioned lemonade and orangeade. Under the Nathan’s Famous Branded Menu Program, the operator may use Nathan’s Famous trademarks on signage and as a part of its menu boards.  Additionally, the operator may use Nathan’s Famous paper goods and point of sale marketing materials.  Nathan’s also provides architectural and design services, training and operation manuals in conjunction with this program.  The operator provides Nathan’s with a fee and is required to sign a 10-year license agreement.  Nathan’s does not collect a royalty directly from the operator and the operator is not required to report sales to Nathan’s as required by the standard franchise arrangements. The Branded Menu Program operator is required to purchase products from Nathan’s approved distributors; we derive our profit from such purchases.

As of March 29, 2009, the Branded Menu Program was comprised of 57 outlets.  Brusters Real Ice Cream, a premium ice cream franchisor headquartered in Western Pennsylvania with more than 250 Company-owned and franchised ice cream shops located largely in the southeast United States, has adopted the Nathan’s Famous Branded Menu Program as a means to add incremental sales and profits to its existing ice cream shops.  As of March 29, 2009, Brusters Real Ice Cream shops operated 45 Nathan’s Famous Branded Menu operations with an additional two under development.  We anticipate this program will continue to grow during the next fiscal year.

Arthur Treacher’s

At the time of our acquisition of Miami Subs in fiscal 2000, Miami Subs had an existing co-branding agreement with the franchisor of the Arthur Treacher’s Fish N Chips restaurant system permitting Miami Subs to include limited-menu Arthur Treacher’s restaurant operations within Miami Subs restaurants (the “AT Co-Branding Agreement”).  Through our acquisition of Miami Subs, we were able to extend the terms of the AT Co-Branding Agreement to allow the inclusion of a limited number of Arthur Treacher’s menu items within Nathan’s Famous restaurants as well.  Since that time, our co-branding efforts with the Arthur Treacher’s concept have been extremely successful.  As of March 29, 2009, there were Arthur Treacher’s co-branded operations included within 58 Nathan’s Famous and 42 Miami Subs restaurants.

To enable us to further benefit from the use of the Arthur Treacher’s brand, we acquired all trademarks and other intellectual property relating to the Arthur Treacher’s brand from PAT Franchise Systems, Inc. (“PFSI”) on February 28, 2006 and terminated the AT Co-Branding Agreement.  Simultaneously, we granted back to PFSI a limited license to use the Arthur Treacher’s intellectual property solely for the purposes of:  (a) PFSI continuing to permit the operation of its then-existing Arthur Treacher’s franchised restaurant system (which PFSI informed us consisted of approximately 60 restaurants); and (b) PFSI granting rights to third parties who wish to develop new traditional Arthur Treacher’s quick-service restaurants in Indiana, Maryland, Michigan, Ohio, Pennsylvania, Virginia, Washington D.C. and areas of Northern New York State (collectively, the “PFSI Markets”). Due to non-compliance with PFSI’s development schedule, the ability to grant development rights to third parties in the States of Maryland, Virginia, Washington D.C. and Northern New York State, reverted back to Nathan’s. We retained certain rights to sell franchises for the operation of Arthur Treacher’s restaurants in certain circumstances within the geographic scope of the PFSI Markets.

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

Kenny Rogers Roasters Domestic Franchise Program

Subsequent to our acquisition of the Kenny Rogers Roasters brand out of the bankruptcies of Roasters Corp. and Roasters Franchise Corp., we emphasized co-branding certain signature items from the Kenny Rogers Roasters menu into the Nathan’s Famous and Miami Subs restaurant systems and we did not generally seek to add new franchisees of traditional Kenny Rogers Roasters restaurants to the franchise system.   Nevertheless, franchisees of approximately 60 traditional domestic Kenny Rogers Roasters restaurants operated under the previous franchise system elected to “opt-in” to our bankruptcy reorganization plan in March of 2000.  On April 23, 2008, we sold NF Roasters Corp., our Kenny Rogers Roasters subsidiary, and retained the right to continue using the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the then-existing Nathan’s Famous and Miami Subs restaurants.

Company-owned Nathan’s Restaurant Operations

As of March 29, 2009, we operated five Company-owned Nathan’s units, including one seasonal location, in New York.  Four of our Company-owned restaurants range in size from approximately 2,500 square feet to 10,000 square feet and are all free-standing buildings.  Our one seasonal location is approximately 440 square feet.  Four of our Company-owned restaurants have seating to accommodate between 60 and 350 customers.  These restaurants are open seven days a week on a year-round basis and are designed to appeal to all ages of consumers.  We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to insure adherence to these standards.

Three of our Company-owned restaurants have contemporary service areas, seating, signage, and general decor.  Our Coney Island restaurant, which was first opened in 1916, remains unique in its presentation and operations.

Our Company-owned restaurants typically carry a broader selection of menu items than our newer franchise restaurants and generally attain sales levels higher than the average of our newer franchise restaurants.  The items offered at these restaurants, other than the core menu, tend to have lower margins than the core menu.  To duplicate these older units would require significantly higher levels of initial investment than current franchise restaurants and may operate at a lower sales/investment ratio.  Consequently, we do not intend to replicate these older units in future Company-owned restaurants.

International Development

As of March 29, 2009, Nathan’s Famous franchisees operated 18 units in four foreign countries, having significant operations within Kuwait. During the current fiscal year our international franchising program consisted of the openings of three Nathan’s Famous restaurants in Kuwait, the closing of one restaurant in Kuwait and the closing of the remaining four Nathan’s Famous restaurants in Japan.

During fiscal 2003, we executed a Master Franchise Agreement and a Distribution and Manufacturing Agreement for the Nathan’s Famous and Miami Subs rights in Japan, which we terminated during fiscal 2008 for non-compliance with the development schedule. During fiscal 2007, we executed a Master Franchise Agreement and a Distribution Agreement for Nathan’s rights in the United Arab Emirates, pursuant to which our first unit opened in Dubai in April 2008.  We may continue to grant exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, which would require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally through the use of master franchising agreements based upon individual or combined use of our existing restaurant concepts and for the distribution of Nathan’s products. During the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, total revenue derived from Nathan’s international operations, was approximately 2.0%, 1.6% and 2.6% respectively, of total revenue. See Item 1A-“Risk Factors.”

Location Summary

The following table shows the number of our Company-owned and franchised or licensed units in operation at March 29, 2009 and their geographical distribution:
		Franchise
	Company	or License (1)	Total
Domestic Locations
Alabama	-	2	2
Arizona	-	2	2
California	-	5	5
Connecticut	-	6	6
Delaware	-	1	1
Florida	-	29	29
Georgia	-	23	23
Kentucky	-	6	6
Maine	-	1	1
Massachusetts	-	5	5
Michigan	-	1	1
Mississippi	-	1	1
Missouri	-	3	3
Nevada	-	8	8
New Hampshire	-	1	1
New Jersey	-	35	35
New York	5	61	66
North Carolina	-	4	4
Ohio	-	8	8
Pennsylvania	-	15	15
Rhode Island	-	1	1
South Carolina	-	4	4
Tennessee	-	1	1
Texas	-	1	1
Virginia	-	7	7
Domestic Subtotal	5	231	236

International Locations
Dominican Republic	-	3	3
Egypt	-	1	1
Kuwait	-	13	13
United Arab Emirates	-	1	1
International Subtotal	-	18	18
Grand Total	5	249	254

(1)	Amounts include 57 units operated pursuant to our Branded Menu Program and excludes units operating pursuant to our Branded Product Program.

Branded Product Program

The “Branded Product Program” was launched during fiscal 1998.  The program was expressly created to provide a new vehicle for the sale of Nathan’s World Famous Beef Hot Dogs and other proprietary items.  Through this program, Nathan’s provides qualified foodservice operators in a variety of venues the opportunity to capitalize on Nathan’s valued brand by marketing and selling certain Nathan’s Famous signature products. In conjunction with the program, the operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s point of purchase materials. We earn income by selling our products either directly to the end users or to various foodservice distributors who provide the products to retailers.

As of March 29, 2009, the Branded Product Program was comprised of approximately 13,000 points of sale.  We believe that the program is unique in its flexibility and broad appeal.  Hot dogs are offered in a variety of sizes and even come packaged with buns for vending machine use.  The Canteen Corporation, reportedly America’s largest vending Company, uses Nathan’s packaged hot dogs as part of its system. During fiscal 2009, Nathan’s World Famous Beef Hot Dogs continued to be promoted as part of the pretzel dogs sold at over 730 Auntie Anne’s, which honored Nathan’s as the “Vendor of the Year” for 2005. Nathan’s World Famous Beef Hot Dogs are featured in over 1,700 Subway restaurants operating within Wal-Mart stores and approximately 760 K-Mart stores.

During the past three years, the number of locations offering Nathan’s branded products has continued to expand.  Today, Nathan’s World Famous Beef Hot Dogs are being offered in major hotel and casino operations such as Foxwoods Casino in Connecticut and several others in Las Vegas, California and Mississippi. National movie theaters, such as National Amusements, Century/Cinemark Theaters and Muvico, also offer Nathan’s World Famous Beef Hot Dogs at their concession stands.  A wide variety of colleges and universities serve Nathan’s World Famous Beef Hot Dogs.  Our products are also offered in the cafeteria at the House of Representatives and the Bethesda Naval Hospital.  Nathan’s and New York Baseball first teamed-up in 2001, when Nathan’s was named as the official non-kosher hot dog of the New York Yankees for the 2001-2008 baseball seasons. Nathan’s was also named as the official hot dog of the New York Mets for the 2005 - 2008 baseball seasons. Recently, Nathan’s was named the official hot dog of both teams for the 2009 through 2018 baseball seasons.

Additionally, Nathan’s is offered in retail environments, universities, entertainment centers, casinos, airport and travel plazas, restaurants and convenience stores throughout the nation. Nathan’s World Famous Beef Hot Dogs are currently being offered at a variety of restaurant chains.

Nathan’s expects to seek out and evaluate a variety of alternative means designed to maximize the value of our Branded Product Program.

Expansion Program

We expect to continue the growth of our Branded Product Program through the addition of new points of sale.   We are targeting sales to a broad line of food distributors which we believe compliments our prior strategy of focusing on sales to various retail chains. We continue to believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

We also expect to continue opening traditional and Branded Menu Nathan’s Famous franchised units individually and on a co-branded basis, expanding product distribution through various means such as branded products and retail licensing arrangements, developing master franchising programs in foreign countries and introducing our Arthur Treacher’s signature products within our restaurant system.

We may selectively consider opening new Company-owned Nathan’s units on an opportunistic basis. Existing Company-owned units are located in the New York metropolitan area, where we have extensive experience in operating restaurants. We may consider new opportunities in both traditional and captive market settings.

We believe that our international development efforts will continue to garner a variety of interest as a result of the unique product distribution opportunities that we now offer. Because of the scalability of our concept and menu offerings, we believe that there are also opportunities to co-brand our restaurant concept and/or menu items with other restaurant concepts internationally. We believe that in addition to restaurant franchising, there is the opportunity to further increase revenues by offering master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, sub-franchising of restaurants to others, licensing the manufacture of our signature products, selling our signature products through supermarkets or other retail venues and further developing our Branded Product Program.  Qualified persons or entities must have satisfactory foodservice experience managing multiple units, the appropriate infrastructure and the necessary financial resources to support the anticipated development of the business.

During fiscal 2004, we first test marketed the sale of Nathan’s World Famous Beef Hot Dogs on the QVC television network. Since then, we have sought to capitalize on this opportunity by working closely with QVC and developing new products.  During fiscal 2009, we had 50 airings on QVC, including a “Today’s Special Value” on December 1, 2008 featuring a Sampler Pack. QVC reduced its number of special food airings during the fiscal 2008 and 2009 periods. Nathan’s Famous products were on air 55 times during the fiscal 2008 period, which included eight “Today’s Special Value” airings. We have continued to develop new products for sale by QVC, such as pretzel dogs, “Franks ‘n Blankets” and a sampler package, which were very successful. We intend to continue to work with QVC to develop new products to expand this distribution channel throughout fiscal 2010.  In May 2009, our quarter pound hot dogs were marketed as a “Today’s Special Value.”

Co-branding

We believe that there is a continuing opportunity for co-branding our restaurant concept and/or menu items with other restaurant concepts, as well as within our restaurant system.  Franchisees that have co-branded a Nathan’s Famous restaurant with our other brands received a current Uniform Franchise Offering Circular (“UFOC”) and executed a participation agreement as a rider to their franchise agreement.  Since fiscal 2002, we executed our co-branding strategy within the Nathan’s Famous restaurant system by adding the Arthur Treacher’s and Kenny Rogers Roasters brands into Nathan’s Famous restaurants.  We intend to continue a co-branding effort with the Arthur Treacher’s brand with new and existing Nathan’s Famous franchisees in the future.  We also intend to expand our co-branding efforts beyond the Nathan’s restaurant system, with the Branded Menu Program and traditional franchising programs by seeking to market these programs to multi-unit restaurant operators.

At March 29, 2009, the Arthur Treacher’s brand was being sold within 58 Nathan’s restaurants and the Kenny Rogers Roasters brand was being sold within 56 Nathan’s restaurants. After the sale of Miami Subs effective May 31, 2007, we continued to co-brand Nathan’s and Arthur Treacher’s products within their restaurant system. At March 29, 2009, Nathan’s and Arthur Treacher’s products were sold in 41 and 42 Miami Subs locations, respectively.  Notwithstanding our sale of the Kenny Rogers franchisor in April 2008, we have the right to continue to sell Kenny Rogers products in our then-existing Nathan’s locations and to receive the revenue from those sales.  Consequently, we intend to perpetuate co-branding with Kenny Rogers products within those Nathan’s Famous locations.

We believe that our diverse brand offerings compliment each other, which has enabled us to market franchises of co-branded units and continue co-branding within existing franchised units. We also believe that our various restaurants’ products provide us with strong lunch and dinner day-parts.

We continue to market co-branded Nathan’s units with Arthur Treacher’s within the United States and internationally. We believe that a multi-branded restaurant concept offering strong lunch and dinner day-parts is very appealing to both consumers and potential franchisees. Such restaurants are designed to allow the operator to increase sales and leverage the cost of real estate and other fixed costs to provide superior investment returns as compared to many restaurants that are single branded.

Licensing Program

We license SMG, Inc. and its affiliates (collectively, “SFG”) to produce packaged hot dogs and other beef products according to Nathans’ proprietary recipes and spice formulations, and to use “Nathan’s Famous” and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, club stores and grocery stores.  The supply/license agreement with SFG (the “License Agreement”) provides for royalties ranging between 3% and 5% of sales.  The percentage varies based on sales volume, with escalating annual minimum royalties.  Earned royalties of approximately $3,329,000 in fiscal 2009 and $3,154,000 in fiscal 2008 exceeded the contractual minimums established under the License Agreement.  Historically, supermarket sales of our hot dogs were concentrated in the New York metropolitan area.  However, over the past several years, Nathan’s own marketing efforts have dramatically increased brand awareness and allowed significant geographic expansion. As of March 29, 2009, packaged Nathan’s World Famous Beef Hot Dogs were being sold within supermarkets located in 39 states.  We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dogs in their homes helps promote “Nathan’s Famous” restaurant patronage.  Royalties earned from this product line were approximately 55.4% of our fiscal 2009 retail license revenues.  The License Agreement was scheduled to expire in 2014. (See Item 1A - “Risk Factors” and Item 3 - “Legal Proceedings.”)

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs. During fiscal 2009 and 2008, we earned $771,000 and $470,000, respectively, under this agreement, which in fiscal 2009 included a $234,000 settlement of a multi-year discrepancy under that agreement related to the unauthorized use of certain ingredients.

We license the manufacture and sale of hot dogs by John Morrell and Company at retail. During fiscal 2009 and 2008, we earned $1,245,000 and $462,000 respectively, under this agreement. The increase in revenue in fiscal 2009 was due to the introduction of Nathan’s World Famous Beef Hot Dogs into over 500 foodservice cafes located in Sam’s Club stores throughout the United States.

During fiscal 2009, our licensee ConAgra Foodservice continued to produce and distribute Nathan’s Famous frozen French fries for retail sale pursuant to a license agreement.  During fiscal 2008, Nathan’s Famous onion rings and potato pancakes were introduced into the market. These products were distributed primarily in New York City supermarkets during fiscal 2008.  Distribution of our products has been expanded to 16 states primarily on the East Coast of the United States. During fiscal 2009 and 2008, we earned our minimum royalties of $203,000 and $180,000, respectively, under this agreement. During fiscal 2009, ConAgra Foodservice exercised its first option to extend the license agreement through July 2013.

During fiscal 2009, we continued to license the right to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores solely for off-site consumption and the right to manufacture and sell a variety of snack foods such as beef sticks and gummy dogs, as well as pet snack food treats. Royalties earned under these agreements were approximately $221,000 during fiscal 2009 and $285,000 during fiscal 2008.

During fiscal 2009, certain products were also distributed under various other licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut, pickles and hot dog rolls.   These products have been distributed on a limited basis.  Fees and royalties earned were approximately $240,000 during fiscal 2009 and $298,000 during fiscal 2008.

Provisions and Supplies

Our proprietary hot dogs for sale by our restaurant system, Branded Product Program and at retail are produced primarily by SFG Inc. in accordance with Nathans’ recipes, quality standards and proprietary spice formulations. Nathan’s World Famous Beef Hot Dogs are also manufactured by John Morrell and Company in connection with sales pursuant to our Branded Product Program. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A - “Risk Factors.”)  Saratoga Specialties has continued to produce Nathans’ proprietary spice formulations.  Our frozen French fries are produced exclusively by ConAgra Foodservice. Most other Company provisions are purchased or may be obtained from multiple sources to prevent disruption in supply and to obtain competitive prices.  We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high quality items at competitive prices.

We utilize a unified source for the distribution needs of our restaurant system pursuant to a national food distribution contract with US Foodservice, Inc. Effective July 1, 2006, we entered into a new agreement with US Foodservice, Inc.  The term continues through October 30, 2009, unless terminated earlier in accordance with the provisions of the agreement. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement not only ensures availability of product but is more efficient and cost effective than having multiple distributors for our restaurant system. We believe that we will be able to enter into a new agreement with US Foodservice, Inc. prior to the expiration of our current agreement on similar terms to those in the current agreement. Our Branded Products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc. and SYSCO Corporation.

Marketing, Promotion and Advertising

Nathan’s

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, the Branded Menu Program, within supermarkets and club stores and also on television. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we have been able to further penetrate the markets that we serve and have also entered new markets. We also derive further brand recognition from the Nathan’s Famous Hot Dog eating contests.  Last year, we hosted 18 regional contests in a variety of high profile locations such as Independence Mall, PA, Hard Rock Park, Myrtle Beach, SC, New York New York Hotel and Casino, Las Vegas and Citifield, as well as within the cities of San Francisco, CA, Tempe, AZ, New York, NY, and Atlanta, GA. These regional contests culminate on the Fourth of July as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” The regional contests typically garner significant amounts of local publicity and the national championship contest that is held on the Fourth of July generates significant nationwide publicity. The national championship contest has been broadcast live on ESPN since 2004.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further our brand recognition.   In addition to the branded signage opportunity at each stadium, Nathan’s is given the opportunity to sell its Nathan’s World Famous Beef Hot Dog and crinkle cut French fries.  In most venues, Nathan’s World Famous Beef Hot Dogs and French fries are sold at Nathan’s Famous trade-dressed concession stands and as menu items that are served in suites and premium seating areas.  Some of Nathan’s current sports sponsorships include: Professional Baseball: Yankee Stadium-New York Yankees, Citifield-New York Mets; Professional Hockey and Basketball: Nassau Coliseum-New York Islanders, TD Bank North Arena-Boston Celtics and Boston Bruins, American Airlines Arena-Miami Heat and the Prudential Center - New Jersey Devils.  In addition to marketing our products to a combined attendance at these venues exceeding 10,000,000 fans per year, the Nathan’s Famous brand has also been televised regionally, nationally and internationally.

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

Throughout fiscal 2009, Nathans’ primary restaurant marketing emphasis continued to be focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.”  We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

Beginning April through June 2009, Nathan’s has expanded its marketing efforts through the use of free-standing inserts with coupons in Sunday newspapers.  This media campaign is expected to reach more than eight million homes per month, surrounding more than 100 Nathan’s Company-owned and franchised restaurants.  This program features heavily discounted coupon offers, designed to drive customers to our restaurants.

The objective of our Branded Product Program has historically been to provide our foodservice operator customers with value added, high quality products that are supported with high quality and attractive point of sale materials and other forms of operational support.

During the fiscal 2009 period, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national, regional and local distributor trade shows. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests.

Most of the sales of franchises and our arrangements with Branded Product Program points of sale are achieved through the direct effort of Company personnel. In addition, we engage a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2010, we expect to utilize our network of foodservice brokers and distributors more extensively. We plan to further expand our broker network, which may emphasize specific venues, realign broker responsibilities employing a centralized broker management system and the use of expanded sales incentive programs.

We believe that the Company’s overall sales and exposure have also been complemented by the sales of Nathan’s World Famous Beef Hot Dogs and other Nathan’s products on the QVC Network, through the publicity generated by our Hot Dog Eating Contests and our affiliation with a number of high profile sports arenas.

Miami Subs

We sold our Miami Subs operations effective May 31, 2007. Prior to the sale, we maintained two advertising funds for the creation and development of advertising, marketing, public relations, research and related programs for the Miami Subs system, as well as for other activities that were deemed appropriate.  The unexpended funds were transferred to the acquirer in connection with the sale.

Kenny Rogers Roasters

We sold our Kenny Rogers Roasters operations effective April 23, 2008. Prior to the sale, we maintained an advertising fund on behalf of the Kenny Rogers Roasters franchise system for regional and national advertising under the NF Roasters Corp. Franchise Agreement. The unexpended funds were transferred to the acquirer in connection with the sale.

Government Regulation

We are subject to Federal Trade Commission (“FTC”) regulation and several states’ laws that regulate the offer and sale of franchises.  We are also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship.

The FTC’s “Trade Regulation Rule Concerning Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures” (the “FTC Rule”) requires us to disclose certain information to prospective franchisees.  Fifteen states, including New York, also require similar disclosure.  While the FTC Rule does not require registration or filing of the disclosure document, 14 states require franchisors to register the disclosure document (or obtain exemptions from that requirement) before offering or selling a franchise.  The laws of 17 other states require some form of registration (or a determination that a company is exempt or otherwise not required to register) under “business opportunity” laws, which sometimes apply to franchisors such as the Company.

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in 24 states and the District of Columbia.  These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees.  These laws have not precluded us from seeking franchisees in any given area.  Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations.

We are not aware of any pending franchise legislation in the U.S. that we believe is likely to significantly affect our operations.

Each Company-owned and franchised restaurant is subject to regulation as to operational matters by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments.

We are subject to the Federal Fair Labor Standards Act, which governs minimum wages, overtime, working conditions and other matters.  We are also subject to federal and state environmental regulations, which have not had a material effect on our operations.  More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. In addition, the Federal Americans with Disabilities Act applies with respect to the design, construction and renovation of all restaurants in the United States.

Each company that manufactures, supplies or sells our products is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety and other departments.

Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  At March 29, 2009, we offered beer or wine coolers for sale in two of our existing Company-owned restaurants. Each of these restaurants has current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

We may be subject in certain states to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance and have never been named as a defendant in a lawsuit involving "dram-shop" statutes.

The Sarbanes-Oxley Act of 2002 and rules promulgated thereunder by the SEC and the Nasdaq Stock Market have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures.  Nathan’s first became subject to Section 404 of the Sarbanes-Oxley Act of 2002 beginning with our fiscal year ended in March 2008. We are committed to industry best practices in these areas.

We believe that we operate in substantial compliance with applicable laws and regulations governing our operations, including the FTC Rule and state franchise laws.

Employees

At March 29, 2009, we had 216 employees, 38 of whom were corporate management and administrative employees, 24 of whom were restaurant managers and 154 of whom were hourly full-time and part-time foodservice employees.  We may also employ as many as 71 seasonal employees during the summer months. Foodservice employees at four Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires in June 2010. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 36 years.

We provide a training program for managers and assistant managers of our new Company-owned and franchised restaurants.  Hourly food workers are trained on site by managers and crew trainers following Company practices and procedures outlined in our operating manuals.

Trademarks

We hold trademark and/or service mark registrations for NATHAN'S, NATHAN'S FAMOUS, NATHAN'S FAMOUS and design, NATHAN'S and Coney Island design, SINCE 1916 NATHAN'S FAMOUS and design, and THE ORIGINAL SINCE 1916 NATHAN'S FAMOUS and design within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in more than 60 international jurisdictions. We also hold various related marks, FRANKSTERS, FROM A HOT DOG TO AN INTERNATIONAL HABIT, MORE THAN JUST THE BEST HOT DOG! and design, and Mr. Frankie design, for restaurant services and some food items.

We hold trademark and/or service mark registrations for the marks ARTHUR TREACHER'S (stylized), ARTHUR TREACHER'S FISH & CHIPS (stylized), KRUNCH PUP and ORIGINAL within the United States.  We hold service mark registrations for ARTHUR TREACHER'S in China and Japan. We also hold service mark registrations for ARTHUR TREACHER'S FISH & CHIPS in Canada and ARTHUR TREACHER'S FISH & CHIPS and design in Kuwait. We have pending service mark applications for ARTHUR TREACHER'S FISH & CHIPS and design in Canada and the United Arab Emirates.

Prior to the sale of Miami Subs effective May 31, 2007, and NF Roasters Corp. on April 23, 2008, we owned registered trademarks and service marks used in connection with our Miami Subs and Kenny Rogers operations, respectively.  We now have licenses to use the Kenny Rogers trademarks and service marks in the then-existing Nathan's restaurants.

Our trademark and service mark registrations were granted and expire on various dates. We believe that these trademarks and service marks provide significant value to us and are an important factor in the marketing of our products and services.  We believe that we do not infringe on the trademarks or other intellectual property rights of any third parties.

Seasonality

Our business is affected by seasonal fluctuations, the effects of weather and economic conditions.  Historically, restaurant sales from Company-owned restaurants, franchised restaurants from which royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth fiscal quarter typically representing the slowest period.  This seasonality is primarily attributable to weather conditions in the marketplace for our Company-owned and franchised Nathan’s restaurants, which is principally the New York metropolitan area. We believe that future revenues and profits will continue to be highest during our first two fiscal quarters, with the fourth fiscal quarter representing the slowest period.

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

We believe that our emphasis on our signature products and the reputation of these products for taste and quality set us apart from our major competitors.   As fast food companies have experienced flattening growth rates and declining average sales per restaurant, many of them have adopted “value pricing” and or deep discount strategies.  Nathan’s markets our own form of “value pricing,” selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions.  Our value pricing strategy offers multi-sized alternatives to our value-priced combo meals.

We also compete with many franchisors of restaurants and other business concepts for the sale of franchises to qualified and financially capable franchisees.

Our Branded Product Program competes directly with a variety of other nationally recognized hot dog companies. Our products primarily compete based upon price, quality and value to the foodservice operator and consumer. We believe that Nathan’s reputation for superior quality, along with the unique operational support provided to the foodservice operator, provides Nathan’s with a competitive advantage.

Our retail licensing program for the sale of packaged foods within supermarkets competes primarily on the basis of reputation, flavor, quality and price. In most cases, we compete against other nationally recognized brands that have significantly greater resources than those at our disposal.

Available Information

We file reports with the SEC, including Annual Report’s on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and a proxy statement on Schedule 14A. The public may read and copy any materials filed by us with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C., 20549.  The public may obtain information about the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

In addition, electronic copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The Board of Directors has also adopted, and we have posted in the Investor Relations section of our website, written Charters for each of the Board’s standing committees. We will provide without charge, upon a stockholder’s request to us at Nathan’s Famous, Inc., 1400 Old Country Road, Westbury, New York 11590, Attention: Secretary, a copy of the Charter of any standing committee of the Board.

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

The quick-service restaurant segment is highly competitive, and that competition could lower revenues, margins and market share.

The quick-service restaurant segment of the foodservice industry is intensely competitive regarding price, service, location, personnel and type and quality of food. Nathan’s and its franchisees compete with international, national, regional and local retailers primarily through the quality, variety and value perception of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. Nathan’s anticipates competition will continue to focus on pricing. Many of Nathan’s competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. For example, many of those competitors have adopted “value pricing” strategies intended to lure customers away from other companies, including Nathan’s. Consequently, these strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors’ price reductions.  Extensive price discounting in the fast food industry could have an adverse effect on our financial results.

In addition, Nathan’s system competes within the foodservice market and the quick-service restaurant segment not only for customers but also for management and hourly employees and qualified franchisees. If Nathan’s is unable to maintain its competitive position, it could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

Changes in economic, market and other conditions could adversely affect Nathan’s and its franchisees, and thereby Nathan’s operating results.

The quick-service restaurant industry is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, higher costs for each of food, labor, benefits and utilities, the availability and cost of suitable sites, fluctuating insurance rates, state and local regulations and licensing requirements, legal claims, and the availability of an adequate number of qualified management and hourly employees also affect restaurant operations and administrative expenses. The ability of Nathan’s and its franchisees to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds.

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

Our products are susceptible to contamination by disease-producing organisms, or pathogens, such as listeria monocytogenes, salmonella, campylobacter, hepatitis A, trichinosis and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that these pathogens could be introduced to our products as a result of improper handling at the manufacturing, processing, foodservice or consumer level. Our suppliers’ manufacturing facilities and products, as well as our franchisee and Company-operated restaurant operations, are subject to extensive laws and regulations relating to health, food preparation, sanitation and safety standards. Difficulties or failures by these companies in obtaining any required licenses or approvals or otherwise complying with such laws and regulations could adversely affect our revenue that is generated from these companies. Furthermore, we cannot assure you that compliance with governmental regulations by our suppliers or in connection with restaurant operations will eliminate the risks related to food safety. In addition, our beef products are also subject to the risk of contamination from bovine spongiform encephalopathy.

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to each of Nathan’s brand’s reputation and affect sales and profitability.  Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick-service restaurant segment and could in the future affect Nathan’s as well. Each of Nathan’s brand’s reputation is an important asset to the business; as a result, anything that damages a brand’s reputation could immediately and severely hurt systemwide sales and, accordingly, revenue and profits. If customers become ill from food-borne illnesses, Nathan’s could also be forced to temporarily close some restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect system sales on a local, regional or systemwide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of Nathan’s restaurants, could materially harm Nathan’s business, results of operations and financial condition.

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

Nathan’s is subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose Nathan’s to litigation, damage Nathan’s or its brand’s reputation and lower profits.

Nathan’s and its franchisees are subject to various federal, state and local laws, rules or regulations affecting their businesses. To the extent that the standards imposed by local, state and federal authorities are inconsistent, they can adversely affect popular perceptions of our business and increase our exposure to litigation or governmental investigations or proceedings. We may be unable to manage effectively the impact of new, potential or changing regulation that affects or restricts elements of our business.  The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations. There can be no assurance that we and our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants which could delay the opening of such restaurants in the future. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Federal Americans with Disabilities Act of 1990. If Nathan’s fails to comply with any of these laws, it may be subject to governmental action or litigation, and accordingly its reputation could be harmed.

Injury to Nathan’s or a brand’s reputation would, in turn, likely reduce revenue and profits. In addition, difficulties or failures in obtaining any required licenses or approvals could delay or prevent the development or opening of a new restaurant or renovations to existing restaurants, which would adversely affect our revenue.

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among quick-service restaurants. As a result, Nathan’s may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of its food products, which could increase expenses. The operation of Nathan’s franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect Nathan’s operations, particularly its relationship with its franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect Nathan’s reported results of operations, which could cause its stock price to fluctuate or decline.

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

Nathan’s earnings and business growth strategy depends in large part on the success of its franchisees and licensees, and on new restaurant openings. Nathan’s or a brand’s reputation may be harmed by actions taken by franchisees or licensees or that are otherwise outside of Nathan’s control.

A portion of Nathan’s earnings comes from royalties, rents and other amounts paid by Nathan’s franchisees and licensees. Both franchisees and licensees are independent contractors, and their employees are not employees of Nathan’s. Nathan’s provides training and support to, and monitors the operations of, its franchisees, but the quality of their restaurant operations may be diminished by any number of factors beyond Nathan’s control. Consequently, franchisees may not successfully operate stores in a manner consistent with Nathan’s high standards and requirements and franchisees may not hire and train qualified managers and other restaurant personnel. Similarly, Nathan’s monitors the operations of its licensees, including licensees that are part of the Branded Product Program, but cannot necessarily control the quality of the licensed products produced and/or sold by such licensees. Any operational shortcoming of a franchised restaurant or quality problem of a licensed product is likely to be attributed by consumers to an entire brand or Nathan’s system, thus damaging Nathan’s or a brand’s reputation and potentially adversely affecting Nathans’ business, results of operations and financial condition.

Growth in our restaurant revenue and earnings is significantly dependent on new restaurant openings.  Numerous factors beyond our control may affect restaurant openings.  These factors include but are not limited to:

•	our ability to attract new franchisees;
•	the availability of site locations for new restaurants;
•	the ability of potential restaurant owners to obtain financing, which has become more difficult due to current market conditions and operating results;
•	the ability of restaurant owners to hire, train and retain qualified operating personnel;
•	construction and development costs of new restaurants, particularly in highly-competitive markets;
•	the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; and
•	adverse weather conditions.

Leasing of real estate exposes Nathan’s to possible liabilities and losses.

Nathan’s leases land and/or buildings for certain restaurants, which can include the sub-letting of leased land and or buildings to franchisees or companies other than Nathan’s franchisees.  Accordingly, Nathan’s is subject to all of the risks associated with owning, leasing and sub-leasing real estate. Nathan’s generally cannot cancel these leases. If an existing or future store is not profitable, and Nathan’s decides to close it, Nathan’s may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Alternatively, as each of the leases expires, Nathan’s may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause Nathan’s to close stores in desirable locations.

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

Nathan’s future success may depend on opportunities to buy or obtain rights to other businesses that could complement, enhance or expand its current business or products or that might otherwise offer growth opportunities. In particular, Nathan’s may evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, vertical integration opportunities and divestitures. Any attempt by Nathan’s to engage in these transactions may expose it to various inherent risks, including:

•	not accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;
•	the potential loss of key personnel of an acquired business;
•	the ability to achieve projected economic and operating synergies;
•	difficulties in successfully integrating, operating, maintaining and managing newly-acquired operations or employees;
•	difficulties maintaining uniform standards, controls, procedures and policies;
•	unanticipated changes in business and economic conditions affecting an acquired business;
•	the possibility of impairment charges if an acquired business performs below expectations; and
•	the diversion of management’s attention from the existing business to integrate the operations and personnel of the acquired or combined business or implement the strategic initiative.

Nathan’s annual and quarterly financial results may fluctuate depending on various factors, many of which are beyond its control, and, if Nathan’s fails to meet the expectations of  investors, Nathan’s share price may decline.

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

Nathan’s operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact Nathan’s restaurant sales.  Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants.  A heavy snowstorm in the Northeast or a hurricane in the Southeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area.  Our fourth quarter includes winter months and historically has a lower level of sales at Company-owned and franchised restaurants.  Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, and can result in restaurant operating losses.  For these reasons, a quarter-to-quarter comparison may not be a good indication of Nathan’s performance or how it may perform in the future.

Due to the concentration of Nathan’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of March 29, 2009, we and our franchisees (including units operated pursuant to our Branded Menu Program) operated Nathan’s restaurants in 25 states and 4 foreign countries.  As of March 29, 2009, the five leading states by number of operating units were:  New York, New Jersey, Florida, Georgia and Pennsylvania.  This geographic concentration in the Northeast and Southeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations.  It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our results of operations in the future.

We rely exclusively on computer systems and information technology to manage our business.  Any disruption in our computer systems or information technology may adversely affect our ability to run our business.

We are significantly dependent upon our computer systems and information technology to properly conduct our business.  A failure or interruption of computer systems or information technology could result in the loss of data, business interruptions or delays in business operations.  Further, despite our considerable efforts and technological resources to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information.  Any security breach of our computer systems or information technology may result in adverse publicity, loss of sales and profits, penalties or loss resulting from misappropriation of information.

We may be required to recognize additional asset impairment and other asset-related charges.

We have significant amounts of long-lived assets, goodwill and intangible assets and have incurred impairment charges in the past with respect to those assets.  In accordance with applicable accounting standards, we test for impairment annually, or more frequently, if there are indicators of impairment, such as

•	significant adverse changes in the business climate;

•	current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with long-lived assets;

•
a current expectation that more-likely-than-not (e.g., a likelihood that is more than 50%) long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life; and

•	a significant drop in our stock price.

Based upon future economic and capital market conditions, future impairment charges could be incurred.

Catastrophic events may disrupt Nathan’s business.

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues such as epidemics or pandemics, labor unrest and natural disasters such as earthquakes, hurricanes or other extreme adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt Nathan’s operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could negatively impact consumer spending, thereby reducing demand for Nathan’s products, or the ability to  receive products from suppliers. Our receipt of proceeds under any insurance policies we maintain with respect to these risks may be delayed or the proceeds may be insufficient to offset our losses fully.

Nathan’s international operations are subject to various factors of uncertainty.

Nathan’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land and construction costs, and the availability of appropriate franchisees.  In developing markets, we may face risks associated with new and untested laws and judicial systems. Although Nathan’s believes it has developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control.  Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors beyond our control. For example, in the past, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased. We were unable to pass all of the price increases to our customers.  As the price of beef or other food products that we use in our operations increases significantly, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins would decrease.

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

Recently Nathan’s has sought to lock in the cost of a portion of its beef purchases by entering into a commitment to purchase 1,785,000 pounds of hot dogs for the period from April through August 2008 and in January 2009, entering into an additional purchase commitment, as amended, to acquire approximately 2,600,000 pounds of hot dogs at a cost of approximately $4,368,000, for the period April through September 2009. Nevertheless, Nathan’s does not have the ability to effectively hedge all of its beef purchases using futures or forward contracts without incurring undue financial cost and risk.

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

Class action lawsuits have been filed, and may continue to be filed, against various quick-service restaurants alleging, among other things, that quick-service restaurants have failed to disclose the health risks associated with high-fat foods and that quick-service restaurant marketing practices have targeted children and encouraged obesity. In addition, we face the risk of lawsuits and negative publicity resulting from injuries, including injuries to infants and children, allegedly caused by our products, toys and other promotional items available in our restaurants or by our playground equipment.

In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our business, results of operations, financial condition and brand reputation, hindering our ability to attract and retain franchisees, expand our Branded Product Program and otherwise grow our business in the United States and internationally.

In addition, activist groups, including animal rights activists and groups acting on behalf of franchisees, the workers who work for our suppliers and others, have in the past, and may in the future, use pressure tactics to generate adverse publicity by alleging, for example, inhumane treatment of animals by our suppliers, poor working conditions or unfair purchasing policies. These groups may be able to coordinate their actions with other groups, threaten strikes or boycotts or enlist the support of well-known persons or organizations in order to increase the pressure on us to achieve their stated aims. In the future, these actions or the threat of these actions may force us to change our business practices or pricing policies, which may have a material adverse effect on our business, results of operations and financial condition.

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

Although our primary supplier of hot dogs currently has two manufacturing facilities, a significant interruption of its main facility could potentially disrupt our operations.

Our primary hot dog supplier currently has two manufacturing facilities; however, a significant interruption in its main facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis because its secondary facility is not large enough to absorb the entire capacity of its main facility.

The loss of one or more of our key suppliers could lead to supply disruptions, increased costs and lower operating results.

The Company relies on one supplier for the majority of its hot dogs and another supplier for its supply of frozen French fries.  An interruption in the supply of product from either one of these suppliers without the Company obtaining an alternative source of supply on comparable terms could lead to supply disruptions, increased costs and lower operating results.

The Company is currently engaged in litigation with its primary supplier of hot dogs for each of the Company’s major lines of business. The Company is seeking a judicial declaration that it is entitled to terminate its License Agreement with such supplier.  In anticipation of such termination, the Company is seeking one or more alternative sources of supply to commence immediately following the termination of the License Agreement (or sooner if necessary); however, the termination of the License Agreement presents a number of risks to the Company and its operations.

Although the Company believes that its hot dog supplier is contractually obligated to perform its obligations under the License Agreement until its termination and the Company expects its hot dog supplier to continue to discharge those obligations, there is no assurance that the supplier will do so.  In the event that the hot dog supplier breaches its contractual obligations under the License Agreement by failing or refusing to manufacture and supply hot dogs for the Company’s restaurant and Branded Product Program operations or to manufacture, distribute, market and sell Nathan’s Famous hot dogs to the retail trade, there is no assurance that the Company could secure an alternate source of supply in a timely manner.   In addition, Nathan’s hot  dog supplier is also the supplier of hot dogs under the forward commitment entered into in January 2009.  In the event the hot dog supplier breaches its obligation under the forward commitment, Nathan’s will not obtain the expected benefit of the lower cost of beef, which would adversely affect the Company’s results of operations.

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

Our certificate of incorporation and by-laws and other corporate documents include anti-takeover provisions which may deter or prevent a takeover attempt.

Some provisions of our certificate of incorporation, by-laws, other corporate documents and provisions of Delaware law may discourage takeover attempts and hinder a merger, tender offer or proxy contest targeting us, including transactions in which stockholders might receive a premium for their shares.  This may limit the ability of stockholders to approve a transaction that they may think is in their best interest.  These provisions include:

•
Classified Board of Directors.  Our certificate of incorporation provides for a board which is divided into three classes, so not all of the directors are subject to election at the same time.  As a result, someone who wishes to take control of the Company by electing a majority of the board of directors must do so over a two-year period.

•
Shareholder Rights Agreement.  We adopted a rights agreement which provided for a dividend distribution of one right for each share to holders of record of common stock on June 5, 2008.  The rights become exercisable in the event any person or group accumulates 15% or more of our common stock, or if any person or group announces an offer which would result in it owning 15% or more of our common stock and our management does not approve of the proposed ownership.

Employment Contracts.  The employment agreements between us and each of Wayne Norbitz, Donald L. Perlyn, Howard M. Lorber and Eric Gatoff provide that in the event there is a change in control of Nathan’s, the employee has the option, exercisable within six months for Mr. Norbitz, 30 days for Mr. Perlyn and one year for each of Messrs. Gatoff and Lorber, of his becoming aware of the change in control, to terminate his employment agreement.  Upon such termination, Messrs. Norbitz and Perlyn each have the right to receive a lump sum payment equal to three times his respective salary.  Mr. Gatoff has the right to receive a lump sum payment equal to his salary and annual bonus for a one-year period, and Mr. Lorber has the right to receive a lump sum payment equal to the greater of (i) his salary and annual bonuses for the remainder of the employment term or (ii) 2.99 times his salary and annual bonus plus the difference between the exercise price of any exercisable options having an exercise price of less than the then current market price of our common stock and such current market price.  Mr. Lorber will also receive a tax gross up payment to cover any excise tax.

The recent economic crisis and erosion of consumer confidence has  negatively impacted the Company’s profitability and operating results and may continue to do so.

Recently, the United States economy has experienced a severe recession, resulting in rising unemployment, an upheaval in the credit markets and an erosion in consumer confidence. The Company believes this has resulted in reduced sales at the Company’s owned and franchised restaurants, an increase in uncollectible accounts receivable and adversely affected the ability of an existing franchisee and a potential new franchisee to obtain funding, all of which have adversely affected the Company’s operating results. If the recent economic crisis continues to result in reduced sales at our Company-owned and franchised restaurants and adversely impact franchisees’ ability to finance purchases or restructurings of restaurant franchises, or if it begins to affect sales of licensed products for which we receive royalties, it will negatively impact the Company’s business and operating results.

Item 2.  Properties.

Our principal executive offices consist of approximately 9,700 square feet of leased space in a modern office building in Westbury, NY, which lease expires in November 2009. We believe that we can renew or replace our office lease on terms no less favorable to the Company than those currently in effect. We also own a regional office building consisting of approximately 9,500 square feet in Fort Lauderdale, Florida.  We currently own one restaurant property consisting of a 2,650 square foot Nathan’s restaurant at 86th Street in Brooklyn, NY, located on a 25,000 square foot lot.

At March 29, 2009, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

		Current Lease	Approximate
Nathan’s Restaurants	Location	Expiration Date	Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk (a)	Brooklyn, NY	December 2009	440
Long Beach Road	Oceanside, NY	May 2011(b)	7,300
Central Park Avenue	Yonkers, NY	April 2010 (c)	10,000
.
(a)
Seasonal satellite location. We are currently unable to determine if we will be able to renew this lease.  We do not believe that the inability to renew this agreement would have a material affect on our results of operations or financial condition.

(b)	Lease may be extended through May 2026 based upon current lease options.
(c)	Lease may be extended through April 2020 based upon current lease options.

Leases for Nathan’s restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants’ revenues.

At March 29, 2009, in addition to the leases listed above, we were the sub-lessor of four properties which are located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,215,000 in fiscal 2009.

Item 3.  Legal Proceedings.

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

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which: (i) SMG acts as the Company's exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan's Famous hot dog product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce hot dogs for the Nathan's Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008, due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement.  The Company has answered SMG's complaint and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  The parties are currently proceeding with the process of the litigation. See Item 1A - “Risk Factors”.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the quarter ended March 29, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Prices

Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “NATH.”  The following table sets forth the high and low closing sales prices per share for the periods indicated:

	High	Low

Fiscal year ended March 29, 2009
First quarter	$15.00	$12.96
Second quarter	16.04	14.25
Third quarter	15.89	12.34
Fourth quarter	13.98	11.56

Fiscal year ended March 30, 2008
First quarter	$15.79	$14.16
Second quarter	19.20	15.01
Third quarter	17.87	16.25
Fourth quarter	17.86	13.03

At June 4, 2009, the closing price per share for our common stock, as reported by Nasdaq, was $13.25.

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

Shareholders

As of June 4, 2009, we had approximately 728 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

ISSUER PURCHASES OF EQUITY SECURITIES

For the thirteen weeks and fiscal year ended March 29, 2009, the Company repurchased 104,013 shares at a cost of $1,269,000 and 693,806 shares at a cost of $9,712,000, respectively. Through March 29, 2009, Nathan’s purchased a total of 2,693,806 shares of common stock at a cost of approximately $18,798,000 under all of its stock repurchase programs, which included the shares purchased during the thirteen weeks and fiscal year ended March 29, 2009, as well as the completion of the third stock repurchase plan previously authorized by the Board of Directors. On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company; there have been purchases of 193,806 shares at a cost of $2,400,000 under such plan as of March 29, 2009.  Purchases may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
December 29, 2008 - January 25, 2009	-	$-	-	410,207
January 26, 2009 - February 22, 2009	24,184	$11.9111	24,184	386,023
February 23, 2009 - March 29, 2009	79,829	$12.2526	79,829	306,194
Total	104,013	$12.2035	104,013	306,194

A)  Represents the Company’s fiscal periods during the fourth quarter ended March 29, 2009.

Item 6. Selected Consolidated Financial Data

	Fiscal years ended (1)
	March 29,	March 30,	March 25,	March 26,	March 27,
	2009	2008 (2)	2007 (2)	2006 (2)	2005 (2)
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales	$37,480	$36,259	$33,425	$29,785	$23,296
Franchise fees and royalties	4,613	4,962	4,439	4,169	3,709
License royalties, interest and other income	7,128	6,004	4,939	4,092	3,664
Total revenues	49,221	47,225	42,803	38,046	30,669
Costs and Expenses:
Cost of sales	28,774	27,070	24,080	22,225	17,266
Restaurant operating expenses	3,361	3,257	3,187	3,172	3,054
Depreciation and amortization	809	764	742	760	856
General and administrative expenses	9,299	8,926	8,216	7,484	7,060
Interest expense	-	-	-	-	2
Recovery of Property Taxes	(441)	-	-	-	-
Total costs and expenses	41,802	40,017	36,225	33,641	28,238
Income from continuing operations before provision for income taxes	7,419	7,208	6,578	4,405	2,431
Income tax expense	2,461	2,427	2,306	1,609	738
Income from continuing operations	4,958	4,781	4,272	2,796	1,693

Discontinued operations
Income from discontinued operations before provision for income taxes (3)	3,914	2,824	2,104	4,733	1,781
Provision for income taxes	1,390	1,050	833	1,852	737
Income from discontinued operations	2,524	1,774	1,271	2,881	1,044
Net income (5)	$7,482	$6,555	$5,543	$5,677	$2,737

Basic income per share:
Income from continuing operations	$0.84	$0.79	$0.73	$0.50	$0.32
Income from discontinued operations	0.43	0.29	0.22	0.52	0.20
Net income (5)	$1.27	$1.08	$0.95	$1.02	$0.52
Diluted income per share:
Income from continuing operations	$0.80	$0.74	$0.67	$0.43	$0.28
Income from discontinued operations	0.41	0.27	0.20	0.44	0.17
Net income (5)	$1.21	$1.01	$0.87	$0.87	$0.45

Dividends	-	-	-	-	-
Weighted average shares used in computing net income per share
Basic	5,898	6,085	5,836	5,584	5,307
Diluted	6,180	6,502	6,341	6,546	6,080

Balance Sheet Data at End of Fiscal Year:
Working capital	$35,303	$35,650	$27,375	$19,075	$14,009
Total assets	49,824	51,202	46,575	37,423	31,269
Long term debt, net of current maturities	-	-	-	31	692
Stockholders’ equity	$41,849	$42,608	$35,879	$28,048	$21,356

Selected Restaurant Operating Data:

Company-owned Restaurant Sales (4)	$12,511	$13,142	$11,863	$11,419	$11,538

Number of Units Open at End of Fiscal Year:
Company-owned restaurants	5	6	6	6	6
Franchised	249	224	196	192	174

Notes to Selected Financial Data

(1)
Our fiscal year ends on the last Sunday in March, which results in a 52 or 53-week year.  The fiscal year ended March 29, 2009 is on the basis of a 52-week reporting period as were the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005 whereas the fiscal year ended March 30, 2008 was on the basis of 53-week reporting period.

(2)
Results have been adjusted to reflect the sales of NF Roasters Corp. during the fiscal year ended March 29, 2009 and Miami Subs Corporation, including leasehold interest during the fiscal year ended March 30, 2008, the sale of vacant land and an adjacent leasehold interest during the fiscal years ended March 25, 2007 and March 26, 2006, and the closure of one restaurant during the fiscal year ended March 27, 2005, in each case  for the reclassification of the operating results to discontinued operations.

(3)
The fiscal years ended March 29, 2009, March 30, 2008, March 25, 2007, and March 26, 2006, include gains of $3,906, $2,489, $400 and $2,917 respectively, from the sales of NF Roasters Corp. in April 2008, Miami Subs Corporation in May 2007 and the sale of a vacant piece of land in Coney Island, NY, including an adjacent leasehold interest in July 2005.

(4)	Company-owned restaurant sales represent sales from restaurants presented within continuing operations and discontinued operations.

(5)
See Notes A, B and G of the Consolidated Financial Statements for any accounting changes, business combinations or dispositions of business operations that materially affect the comparability of the information reflected in this Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution.  Historically, our business has been the operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French-fried potatoes, and a variety of other menu offerings.  Our Company-owned and franchised units operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s licensing program began in 1978 by selling packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. During fiscal 1998, we introduced our Branded Product Program, which enables foodservice retailers to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, foodservice operators are granted a limited use of the Nathan’s Famous trademark with respect to the sale of Nathan’s World Famous Beef Hot Dogs and certain other proprietary food items and paper goods. During fiscal 2008, we launched our Branded Menu Program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

In addition to the Nathan’s Famous brand, we have also had involvement with a number of other restaurant concepts and/or brands. On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp.  On September 30, 1999, we completed our acquisition of the outstanding common stock of Miami Subs Corporation, which also provided us with co-branding rights to the Arthur Treacher’s brand in the United States allowing us to franchise and co-brand the Miami Subs and Arthur Treacher’s brands. On February 28, 2006, we acquired all of the intellectual property rights, including, but not limited to, trademarks, trade names, and recipes, of the Arthur Treacher’s Fish N Chips Brand.  On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation, the franchisor of the Miami Subs brand, effective as of May 31, 2007 in exchange for $3,250,000, consisting of $850,000 cash and the purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”). On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp., franchisor of the Kenny Rogers brand in exchange for approximately $4,000,000 in cash.  Notwithstanding the sale of Miami Subs Corporation and NF Roasters Corp., we are entitled to continue using the Kenny Rogers trademarks and service marks in our then-existing Nathan’s restaurant locations.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s restaurant concept (including under the Branded Menu Program) and licensing agreements for the sale of Nathan’s products within supermarkets and club stores, the manufacture of certain proprietary spices and the sale of Nathan’s products directly to other foodservice operators.

In addition to plans for expansion through franchising, licensing and our Branded Product Program, Nathan’s continues to co-brand within its restaurant system. At March 29, 2009, the Arthur Treacher’s brand was being sold within 58 Nathan’s restaurants.

The following summary reflects the franchise openings and closings, excluding the  Kenny Rogers Roasters franchise system which was sold on April 23, 2008, for the fiscal years ended March 29, 2009, March 30, 2008, March 25, 2007, March 26, 2006 and March 27, 2005.

	March 29, 2009	March 30, 2008	March 25, 2007		March 26, 2006	March 27, 2005
Franchised restaurants operating at the beginning of the period	224	196	192		174	147

New franchised restaurants opened during the period	46	46	21	(A)	27	36

Franchised restaurants closed during the period	(21)	(18)	(17)		(9)	(9)

Franchised restaurants operating at the end of the period	249	224	196		192	174

(A) Includes the opening of two test Branded Menu Program outlets.

At March 29, 2009, our franchise system consisted of 249 Nathan’s Famous franchised units located in 25 states and four foreign countries. We also operated five Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

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

Revenue Recognition

               Sales by Company-owned restaurants, which are typically paid in cash by the customer, are recognized upon the performance of services.  Sales are presented net of applicable sales tax.

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

Development fees are non-refundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or Nathan’s may cancel the agreements.  Revenue from development agreements is deferred and recognized ratably over the term of the agreement or as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled.

Nathan’s recognizes franchise royalties, which are generally based upon a percentage of sales made by Nathan’s franchisees, when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee, or until collectibility is deemed to be reasonably assured. The number of non-performing units is determined by analyzing the number of months that royalties have been paid during a period. When royalties have been paid for less than the majority of the time frame reported, such location is deemed non-performing.  Accordingly, the number of non-performing units may differ between the quarterly results and year-to-date results.

Nathan’s recognizes revenue from the Branded Product Program when it is determined that the products have been delivered via third party common carrier to Nathan’s customers. Rebates to customers are recorded as a reduction to sales. Nathan’s recognizes revenue from its Branded Menu Program for the sale of hot dogs in the same way as for its Branded Product Program, and royalty income when it has been determined that other qualifying products have been sold by the manufacturer to Nathan’s Branded Menu Program franchisees.

Revenue from sub-leasing properties is recognized as income as the revenue is earned and becomes receivable and deemed collectible.  Sub-lease rental income is presented net of associated lease costs in the consolidated statements of earnings.

Nathan’s recognizes revenue from royalties on the licensing of the use of its name on certain products produced and sold by outside vendors. The use of the Nathan’s name and symbols must be approved by Nathan’s prior to each specific application to ensure proper quality and project a consistent image. Revenue from license royalties is recognized when it is earned and deemed collectible.

In the normal course of business, we extend credit to franchisees and licensees for the payment of ongoing royalties and to trade customers of our Branded Product Program. Accounts and other receivables, net, as shown on our consolidated balance sheets are net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectibility based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectibility of a receivable at the date of the transaction is doubtful, the associated revenue is not recorded until the facts and circumstances change in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  The Company writes off accounts receivable when they are deemed uncollectible.

Impairment of Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) requires that goodwill and intangible assets with indefinite lives not  be amortized but tested annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fifty-two week period ended March 29, 2009, the fifty-three week period ended March 30, 2008 and the fifty-two week period ended March 25, 2007.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) requires management to make judgments regarding the future operating and disposition plans for under-performing assets, and estimates of expected realizable values for assets to be sold. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant’s carrying value. During the fifty-two week period ended March 29, 2009, the fifty-three week period ended March 30, 2008 and the fifty-two week period ended March 25, 2007, no impairment charges on long-lived assets were recorded.

Impairment of Notes Receivable

Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended, requires management judgments regarding the future collectibility of notes receivable and the underlying fair market value of collateral. We consider the following factors when evaluating a note for impairment: a) indications that the borrower is experiencing business problems, such as payment history, operating losses, marginal working capital, inadequate cash flow or business interruptions; b) whether the loan is secured by collateral that is not readily marketable; and/or c) whether the collateral is susceptible to deterioration in realizable value.  When determining possible impairment, we also expect to assess the debtor’s ability to meet its obligation over the projected note term and our future intention to enter into a new lease or extend the lease beyond the minimum lease term, if applicable. During the fifty-two week period ended March 29, 2009, the fifty-three week period ended March 30, 2008 and the fifty-two week period ended March 25, 2007, no impairment charges on notes receivable were recorded.

Stock-Based Compensation

As discussed in Note B of the Notes to Consolidated Financial Statements, we have various share-based compensation plans that provide stock options and restricted stock awards for certain employees and non-employee directors to acquire shares of our common stock.  We consider the following factors in determining the value of stock based compensation:

a)	expected option term based upon expected termination behavior;
b)	volatility based upon historical price changes of the Company’s common stock over a period equal to the expected life of the option;
c)	expected dividend yield; and
d)	risk free interest rate on date of grant.

During fiscal years ended March 29, 2009, March 30, 2008, and March 25, 2007, we recorded share-based compensation expense of $492,000, $432,000, and $367,000, respectively.  (See Note B of the Notes to Consolidated Financial Statements for a discussion of assumptions used to determine the fair value of share-based compensation.)

Income Taxes

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on our taxable income of temporary differences resulting from different treatment of items such as depreciation, estimated self-insurance liabilities, allowance for doubtful accounts and tax credits and net operating losses (“NOL”) for tax and reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FASB”), Accounting for Income Taxes” (“FIN No. 48”), which was adopted by the Company on March 26, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements. (See Note J of the Notes to Consolidated Financial Statements.)

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to eliminate the diversity in practice that existed due to the different definitions of fair value. SFAS No. 157 retained the exchange price notion in earlier definitions of fair value, but clarified that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 stated that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 also established a three-level hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nathan’s adopted the provisions of SFAS No. 157 on March 31, 2008 and elected the deferral option for non-financial assets and liabilities. The effect on our consolidated financial position and results of operations of adopting this standard was not significant.

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

The effect on our consolidated financial position and results of operations of adopting these standards was not significant.

The valuation hierarchy established by SFAS No. 157 is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•     Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

•     Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•     Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 29, 2009 by SFAS No. 157 valuation hierarchy: (in thousands)

				Carrying
	Level 1	Level 2	Level 3	Value

Marketable securities	$-	$25,670	$-	$25,670

Total assets at fair value	$-	$25,670	$-	$25,670

Nathan’s marketable securities, which primarily represent municipal bonds, are not actively traded.  The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.  The carrying amount of the MSC Note receivable approximates fair value as determined using level three inputs as the current interest rate on such instrument approximates current market interest rates on similar instruments.

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

New Accounting Pronouncements Not Yet Adopted

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

The requirements of SFAS No. 141R and FSP No. 141R-1 are effective for fiscal years beginning on or after December 15, 2008, which for us is fiscal 2010. Earlier adoption is prohibited. The adoption of SFAS No. 141R and FSP No. 141R-1 will impact our accounting for future business combinations, if any.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010.  We do not expect the adoption of FSP No. 142-3 to have a material effect on our consolidated financial position and results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force 08-3 (“EITF 08-3”), “Accounting by Lessees for Maintenance Deposits,” which provides guidance for accounting for maintenance deposits paid by a lessee to a lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010.  We do not expect the adoption of EITF 08-3 to have a significant impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No.141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP No. 141R-1”), which provides guidelines on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. 141R-1 provides that an acquirer shall recognize an asset acquired or a liability assumed in a business combination that arises from a contingency at fair value, at the acquisition date, if the acquisition-date fair value of that asset or liability can be determined during the measurement period. FSP No. 141R-1 provides guidance in the event that the fair value of an asset acquired or liability assumed cannot be determined during the measurement period. FSP No. 141R-1 provides that an acquirer shall develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies and also provides for the disclosure requirements. FSP No. 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. 157-4”) which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. FSP No. 157-4 reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009, but may be early adopted for the interim and annual periods ending after March 15, 2009. Nathan’s will adopt the provisions of FSP No. 157-4 on March 30, 2009. We do not expect the adoption of FSP No. 157-4 to have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP No. 115-2 and FSP No. 124-2”) which segregate credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will still have to be measured at fair value in other comprehensive income. The FSPs also require some additional disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. These FSPs are effective for interim and annual periods ending after June 15, 2009, but may be early adopted for the interim and annual periods ending after March 15, 2009. Nathan’s will adopt the provisions of FSP No. 115-2 and FSP No. 124-2 on March 30, 2009. We do not expect the adoption of FSP No. 115-2 and FSP No. 124-2 to have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position Nos. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures to a quarterly basis instead of annually. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to these FSP’s, fair values for these assets and liabilities were only disclosed once a year. These FSPs are effective for interim and annual periods ending after June 15, 2009, but may be early adopted for the interim and annual periods ending after March 15, 2009.  Nathan’s will adopt the provisions of FSP No. 107-1 and APB No. 28-1 on March 30, 2009. We do not expect the adoption of FSP No. 107-1 and APB No. 28-1 to have a material effect on our consolidated financial position and results of operations.

Results of Operations

Fiscal year ended March 29, 2009 compared to Fiscal year ended March 30, 2008

Revenues from Continuing Operations

Total sales increased by $1,221,000 or 3.4% to $37,480,000 for the fifty-two weeks ended March 29, 2009 (“fiscal 2009 period”) as compared to $36,259,000 for the fifty-three weeks ended March 30, 2008 (“fiscal 2008 period”).   Total sales generated during the extra week during the fiscal 2008 period were approximately $528,000.  On a comparative basis, the sales increase would have been approximately $1,749,000 or 4.9%.  Sales from the Branded Product Program increased by 12.3% to $23,182,000 for the fiscal 2009 period as compared to sales of $20,647,000 in the fiscal 2008 period. This increase was primarily attributable to price increases of 6.3%, increased sales volume of approximately 5.2% and the reversal of rebate accruals and forfeitures in the amount of 0.9%.  Sales of Branded Products during the extra week in fiscal 2008 were approximately $316,000. Total Company-owned restaurant sales (representing four comparable Nathan’s restaurants, one seasonal restaurant and one restaurant that was transferred to a franchisee on January 26, 2009) were $12,511,000 for the fiscal 2009 period as compared to $13,142,000 during the fiscal 2008 period. Sales at the five remaining Company-owned restaurants were $11,955,000 during the fiscal 2009 period, as compared to $12,382,000 during the fiscal 2008 period.  Sales during the extra week in fiscal 2008 were approximately $212,000. Sales declined at our four comparable Company-owned restaurants commencing in September 2008 for the balance of the fiscal 2009 period, with the most severe decline during September and October 2008, with declines of 18.6% and 11.6%, respectively, from the same months in the fiscal 2008 period. We also realized a sales decline of 6.8% during the period from January through March 2009, after adjusting for the additional week in the fiscal 2008 period. We believe these declines were primarily due to the economic recession. During the fiscal 2009 period, sales to our television retailer were approximately $683,000 lower than the fiscal 2008 period. Nathan’s products were on air 50 times during the fiscal 2009 period as compared to 55 times during the fiscal 2008 period, last year’s airings included 15 “Try Me” special promotions and two, half-hour food shows, which have historically produced higher sales.

 Franchise fees and royalties decreased by $349,000 or 7.0% to $4,613,000 in the fiscal 2009 period as compared to $4,962,000 in the fiscal 2008 period. Total royalties were $3,966,000 in the fiscal 2009 period as compared to $4,131,000 in the fiscal 2008 period. During the fiscal 2009 period, we did not recognize revenue of $198,000 for royalties deemed to be uncollectible as compared to the fiscal 2008 period, when we did not recognize $19,000 of royalty income. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $4,164,000 in the fiscal 2009 period as compared to $4,150,000 in the fiscal 2008 period. Royalties earned during the extra week in fiscal 2008 were approximately $59,000.  During the fiscal 2009 period, Nathan’s earned $142,000 of higher royalties from sales by our manufacturers and primary distributor under our Branded Menu Program.  Franchise restaurant sales were $92,408,000 in the fiscal 2009 period as compared to $96,713,000 including approximately $1,500,000 from the extra week, in the fiscal 2008 period. Comparable domestic franchise sales (consisting of 133 Nathan’s outlets, excluding sales under the Branded Menu Program) were $67,145,000 in the fiscal 2009 period as compared to $72,267,000 in the fiscal 2008 period.  Franchise sales have been negatively affected since September 2008, which we believe is due to the economic recession.  Approximately 87% of the sales decline during the fiscal 2009 period occurred from September through March 2009, predominantly at our travel, retail and entertainment venues. At March 29, 2009, 249 domestic and international franchised or Branded Menu Program  franchise outlets were operating as compared to 224 domestic and international franchised or Branded Menu Program franchise outlets at March 30, 2008. Royalty income from 14 domestic franchised outlets was deemed unrealizable during the fifty-two weeks ended March 29, 2009, as compared to two franchised outlets during the fifty-three weeks ended March 30, 2008. Domestic franchise fee income was $504,000 in the fiscal 2009 period as compared to $586,000 in the fiscal 2008 period, due to lower average fee per domestic opening and lower fees earned from restaurant transfers of $31,000. International franchise fee income was $97,000 in the fiscal 2009 period, as compared to $160,000 during the fiscal 2008 period primarily due to fewer openings of international franchised restaurants. During the fiscal 2009 period, 46 new franchised outlets opened, including 30 Branded Menu Program outlets, two units in Kuwait and one unit in Dubai. During the fiscal 2008 period, 46 new franchised outlets were opened, including 28 Branded Menu Program outlets, four units in Kuwait and one unit in the Dominican Republic.

License royalties increased by $1,160,000 or 23.9% to $6,009,000 in the fiscal 2009 period as compared to $4,849,000 in the fiscal 2008 period. Generally, our licensees report sales and royalties based on their own fiscal periods or a calendar basis. Therefore we do not believe the additional week in the fiscal 2008 period had a significant impact on royalties. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $4,574,000 increased 26.5% from $3,616,000 as a result of higher licensee sales during the fiscal 2009 period.  Royalties earned from SFG, primarily from the retail sale of hot dogs, were $3,329,000 during the fiscal 2009 period as compared to $3,154,000 during the fiscal 2008 period. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $1,245,000 during the fiscal 2009 period as compared to $462,000 during the fiscal 2008 period. Beginning March 2008, Nathan’s World Famous Beef Hot Dogs were introduced into over 500 of the foodservice cafes operating in Sam’s Clubs throughout the United States. We earned higher revenues of $301,000 from our agreement for the manufacture of Nathan’s proprietary ingredients, including $234,000 received as a result of the settlement of a multi-year discrepancy under that agreement related to the unauthorized use of certain ingredients. We earned lower royalties of $61,000 from our agreement for the sale of Nathan’s pet treats, primarily because there was a substantial sales promotion supporting the introduction of our pet treats into Wal-Mart during the fiscal 2008 period that did not occur in fiscal 2009. Net royalties from our other seven license agreements in the fiscal 2009 period were $38,000 less than the fiscal 2008 period.

Interest income was $1,056,000 in the fiscal 2009 period as compared to $1,084,000 in the fiscal 2008 period, primarily due to lower interest income on our invested cash and marketable securities due primarily to the reduced interest rate environment and the liquidity crisis which caused Nathan’s to shift its short-term investments into more secure, but low yielding, Treasury Bills earlier in the year.  During the second and third quarters of the fiscal 2009 period, we began investing additional cash into longer-term municipal securities.  Interest earned on our MSC Note (as defined) receivable, received in connection with the sale of Miami Subs on June 7, 2007, was $152,000 in the fiscal 2009 period as compared to $155,000 in the fiscal 2008 period. This decrease was primarily due to the principal payments received on the MSC Note even though the note was outstanding for 12 months during the fiscal 2009 period as compared to nine months during the fiscal 2008 period due to the fact that the MSC Note is self-amortizing.

Other income was $63,000 in the fiscal 2009 period as compared to $71,000 in the fiscal 2008 period. During the fiscal 2008 period, Nathan’s earned a $30,000 consent fee in connection with a licensee’s refinancing.

Costs and Expenses from Continuing Operations

Overall, our cost of sales increased by $1,704,000 to $28,774,000 in the fiscal 2009 period as compared to $27,070,000 in the fiscal 2008 period. Our gross profit (representing the difference between sales and cost of sales) was $8,706,000 or 23.2% of sales during the fiscal 2009 period as compared to $9,189,000 or 25.3% of sales during the fiscal 2008 period. In the Branded Product Program, our cost of sales increased by approximately $2,512,000 during the fiscal 2009 period when compared to the fiscal 2008 period, primarily as a result of an approximate 10.7% increase in the cost of our hot dogs, as well as increased sales volume.  The increase in the cost of our hot dogs would have been approximately 13.5% but for the purchase commitment we entered into in January 2008, which locked in a fixed cost on approximately 1.8 million pounds of hot dogs and resulted in a savings of approximately $462,000 during the fiscal 2009 period. These savings offset some of the effects of the substantially higher commodity costs for beef and beef trimmings. The cost of beef and beef trimmings increased through August 2008, reaching the highest level since the inception of the Branded Product Program. During the fourth quarter of the fiscal 2009 period, these costs have declined by approximately 17.5% from August 2008. However, despite this decline, the cost of beef and beef trimmings in the fiscal 2009 period is still significantly higher than the prior year. Since January 2009, the cost of beef and beef trimmings have increased, causing our per-pound beef costs to increase by approximately 7% over the fourth quarter of the fiscal 2008 period.  In an effort to offset the increased cost of our hot dogs, beginning in July 2008, we initiated price increases in our Branded Product Program.  If the cost of beef and beef trimmings does not decline and we are unable to pass on these higher costs through price increases, our margins will continue to be adversely  impacted.

With respect to our Company-owned restaurants, our cost of sales during the fiscal 2009 period was $7,582,000 or 60.6% of restaurant sales, as compared to $7,856,000 or 59.8% of restaurant sales in the fiscal 2008 period.  During the fiscal 2009 period, our Company-owned stores experienced higher food and direct labor costs, which were partly offset by other slightly lower labor-related costs as a percentage of sales. The higher food cost as a percentage of sales was due primarily to the higher commodity cost of our hot dogs, hamburgers, cooking oil, bread and fish, which were partially mitigated by our sales price increases for select menu items of between 3.0% and 7.3%. Cost of sales to our television retailer declined by $534,000 in the fiscal 2009 period, primarily due to lower sales volume which was partly offset by our higher cost of hot dogs.

Restaurant operating expenses increased by $104,000 to $3,361,000 in the fiscal 2009 period as compared to $3,257,000 in the fiscal 2008 period. The increase during the fiscal 2009 period when compared to the fiscal 2008 period resulted primarily from higher utility costs of $88,000, occupancy costs of $28,000 and various other costs of $63,000, which were partly offset by lower marketing costs of $36,000 and insurance costs of $12,000.  During the fiscal 2009 period our utility costs were approximately 12.8% higher than the fiscal 2008 period. Despite reductions in the commodity markets for oil and natural gas over the past nine months, we remain concerned over the uncertain market conditions for oil and natural gas.  We may continue to incur higher utility costs in the future.

Depreciation and amortization was $809,000 in the fiscal 2009 period as compared to $764,000 in the fiscal 2008 period.

General and administrative expenses increased by $373,000 or 4.2% to $9,299,000 in the fiscal 2009 period as compared to $8,926,000 in the fiscal 2008 period. The difference in general and administrative expenses was due to an increase in bad debts of $172,000 and higher legal fees of $83,000 during the fiscal 2009 period primarily associated with Nathan’s litigation against SFG (see Part II, Item 1). The actual amount and timing of future SFG litigation costs is not presently determinable. We also incurred higher accounting fees of $78,000 in the fiscal 2009 period related to Nathan’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), requiring Nathan’s auditor to audit Nathan’s internal controls over financial reporting, a $61,000 increase in Nathan’s stock-based compensation expense and higher income tax preparation fees of $53,000 due partly to the fiscal 2009 tax examinations which were partly offset by various reductions, principally $82,000 of expense incurred during the additional week of the fiscal 2008 period.

               Recovery of property taxes of $441,000 recorded in the second quarter fiscal 2009 period represents the settlement of a multi-year certiorari proceeding at one of the Company-owned restaurants, net of fees.

Provision for Income Taxes from Continuing Operations

In the fiscal 2009 period, the income tax provision was $2,461,000 or 33.2% of income from continuing operations before income taxes as compared to $2,427,000 or 33.7% of income from continuing operations before income taxes in the fiscal 2008 period. For the fiscal years ended March 29, 2009 and March 30, 2008, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 37.7% and 38.5%, respectively.

Discontinued Operations

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp. (“NF Roasters”), to Roasters Asia Pacific (Cayman) Limited. Pursuant to the Stock Purchase Agreement, Nathan’s sold all of the stock of NF Roasters for $4,000,000 in cash.

Nathan’s realized a gain on the sale of NF Roasters of $3,656,000 net of professional fees of $39,000, and recorded income taxes of $1,289,000 on the gain during the fifty-two weeks ended March 29, 2009. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters. Therefore, the results of operations for NF Roasters, including the gains on disposal, have been presented as discontinued operations for all periods presented.

On June 7, 2007, Nathan’s completed the sale of Miami Subs to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the MSC Note.  The MSC Note bears interest at 8% per annum, and is secured by a lien on all of the assets of the Purchaser and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year of the sale, Nathan’s had agreed to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of the additional $250,000 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized the deferred amount of $250,000 as additional gain and initially recorded estimated income taxes of $92,000 during the first quarter ended June 29, 2008. Effective August 31, 2008, Nathan’s and the Purchaser agreed to extend the due date of the MSC Note from its initial four-year term until April 2014, to reduce the monthly payments and to settle certain claims under the MSC Agreement.   In accordance with the MSC Agreement, Nathan’s retained ownership of Miami Subs’ then-owned corporate office in Fort Lauderdale, Florida.

Nathan’s initially realized a gain on the sale of Miami Subs of $983,000, net of professional fees of $37,000 and recorded income taxes of $356,000 on the gain during the fiscal 2008 period. Nathan’s also recognized an additional gain of $250,000, or $153,000 net of tax, during the fiscal 2009 period, resulting from the contingent consideration which was deferred at the time of sale. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gains on disposal, have been presented as discontinued operations for all periods presented.

During the fiscal 2008 period, Nathan’s completed a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell its leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate.  Nathan’s made the properties available to CVS by May 29, 2007, and  Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the fiscal 2008 period. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for all periods presented.

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

Franchise fees and royalties increased by $523,000 or 11.8% to $4,962,000 in the fiscal 2008 period compared to $4,439,000 in the fiscal 2007 period. Franchise royalties were $4,131,000 in the fiscal 2008 period as compared to $3,950,000 in the fiscal 2007 period. Franchise restaurant sales increased by $3,034,000 to $96,713,000 in the fiscal 2008 period as compared to $93,679,000 in the fiscal 2007 period. Comparable domestic franchise sales (consisting of 136 Nathan’s restaurants) increased by $3,318,000 or 4.4% to $78,763,000 in the fiscal 2008 period as compared to $75,445,000 in the fiscal 2007 period. Approximately $1,500,000 of the increase was attributable to the additional week in the fiscal 2008 period. During December 2007, the unfavorable weather conditions in the Northeast had a negative impact on sales at a number of franchised locations as compared to December 2006. Based upon the overall comparable restaurant sales increase during the fiscal 2008 period, we believe that weather conditions had a positive impact on franchised restaurant sales. During the fiscal 2008 period, Nathan’s earned $56,000 of distributor royalties from sales pursuant to our Branded Menu Program as compared to $17,000 during the fiscal 2007 period. From June 1, 2007 through the end of the fiscal 2008 period, we earned monthly royalties totaling $60,000 from the sale of our products within the Miami Subs restaurant system. During the fiscal 2008 period, we also recorded reserves of $19,000 for royalties deemed to be uncollectible as compared to the fiscal 2007 period, when we recognized $36,000 of royalty income that was previously deemed to be uncollectible. At March 30, 2008, 224 domestic and international franchised or Branded Menu Program franchised outlets were operating as compared to 196 domestic and international franchised or licensed units at March 25, 2007. Royalty income from two domestic franchised locations was deemed unrealizable during the fifty-three weeks ended March 30, 2008. No domestic franchised locations were deemed non-performing during the fifty-two weeks ended March 25, 2007. Domestic franchise fee income was $586,000 in the fiscal 2008 period as compared to $331,000 in the fiscal 2007 period. International franchise fee income was $160,000 in the fiscal 2008 period, as compared to $158,000 during the fiscal 2007 period. During the fiscal 2008 period, 46 new franchised units opened, including 28 Branded Menu Program outlets, four units in Kuwait and one unit in the Dominican Republic. During the fiscal 2007 period, 21 new franchised units were opened including two test Branded Menu Program outlets, four units in Kuwait, and one unit in the Dominican Republic and Japan. We also recognized $85,000 in connection with a forfeited franchise agreement and a development agreement during the fiscal 2008 period.

License royalties increased by $618,000 or 14.6% to $4,849,000 in the fiscal 2008 period as compared to $4,231,000 in the fiscal 2007 period. Generally, our licensees report sales and royalties based on their own fiscal periods or a calendar basis. Therefore we do not believe the additional week in the fiscal 2008 period had a significant impact on royalties. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $3,616,000 increased by $279,000 or 8.4% as a result of higher licensee sales during the fiscal 2008 period.  Royalties earned from SFG, primarily from the retail sale of hot dogs, were $3,154,000 during the fiscal 2008 period as compared to $2,975,000 during the fiscal 2007 period. The fiscal 2007 period included approximately $168,000 relating to prior year pricing discrepancies, resulting from an internal review performed by our hot dog licensee of its reported sales. We also earned higher royalties of $219,000 from our agreements for the sale of Nathan’s pet treats, hors d’oeuvres and sales of hot dog and hamburger rolls at retail. Net royalties from all other license agreements in the fiscal 2008 period were $15,000 higher than the fiscal 2007 period.

Interest income was $1,084,000 in the fiscal 2008 period versus $648,000 in the fiscal 2007 period, primarily due to higher interest earned on the increased amount of marketable securities owned during the fiscal 2008 period as compared to the fiscal 2007 period.  Interest income during the fiscal 2008 period also included $155,000 earned on the MSC Note held in connection with the sale of Miami Subs on June 7, 2007.

Other income was $71,000 in the fiscal 2008 period versus $60,000 in the fiscal 2007 period. This increase was primarily due to a one-time $30,000 consent fee earned in connection with a licensee’s refinancing.

Costs and Expenses from Continuing Operations

Cost of sales increased by $2,990,000 to $27,070,000 in the fiscal 2008 period from $24,080,000 in the fiscal 2007 period. Our gross profit (representing the difference between sales and cost of sales) was $9,189,000 or 25.3% during the fiscal 2008 period as compared to $9,345,000 or 28.0% during the fiscal 2007 period. This reduced margin is primarily due to the higher cost of beef, especially in connection with the Branded Product Program, where the cost of our hot dogs was approximately 8.2% higher during the fiscal 2008 period than the fiscal 2007 period.  Commodity costs of our hot dogs during the fiscal 2007 period had decreased until January 2007, when prices began to increase. During the first quarter of the fiscal 2008 period, our cost of hot dogs continued to escalate, hitting a peak in May 2007. Since then, prices were lower, but were still higher than they were during the comparable fiscal 2007 period. In addition, during the second quarter of the fiscal 2008 period, we implemented a price increase for our Branded Product Program in an effort to mitigate the increased cost of beef.  Overall, our Branded Product Program incurred higher costs totaling approximately $2,402,000. This increase is the result of the increased cost of product and higher sales volume during the fiscal 2008 period as compared to the fiscal 2007 period. Beginning with the second quarter of the fiscal 2008 period, we began to realize the effects of the Branded Products price increase that took effect on June 15, 2007.  During the fiscal 2008 period, the cost of restaurant sales at our six Company-owned units was $7,856,000 or 59.8% of restaurant sales as compared to $7,088,000 or 59.7% of restaurant sales in the fiscal 2007 period.  During the fiscal 2008 period, we experienced higher food costs which were partly offset by lower labor costs as a percentage of sales. During the first quarter of the fiscal 2008 period, we increased select menu prices between 5% and 10% in an attempt to offset some of the increased cost of product in our Company-owned restaurants. Cost of sales also decreased by $180,000 in the fiscal 2008 period primarily due to lower sales volume to our television retailer.

Restaurant operating expenses increased by $70,000 to $3,257,000 in the fiscal 2008 period from $3,187,000 in the fiscal 2007 period. The increase during the fiscal 2008 period when compared to the fiscal 2007 period resulted primarily from higher marketing costs of $40,000, utility costs of $32,000, and maintenance costs of $21,000, which were partly offset by lower insurance costs of $50,000.  During the fiscal 2008 period our utility costs were approximately 4.8% higher than the fiscal 2007 period.

Depreciation and amortization was $764,000 in the fiscal 2008 period as compared to $742,000 in the fiscal 2007 period.

General and administrative expenses increased by $710,000 to $8,926,000 in the fiscal 2008 period as compared to $8,216,000 in the fiscal 2007 period. The difference in general and administrative expenses was due to higher legal fees of $280,000 during the fiscal 2008 period primarily associated with Nathan’s litigation against SFG, higher compensation costs of $172,000 (approximately $82,000 relates to the additional week), higher business development costs of $72,000 in connection with franchising and the Branded Product Program and a $64,000 increase in Nathans’ stock-based compensation expense. These cost increases were partly offset by lower accounting fees. We incurred $93,000 in costs related to compliance with SOX during the fiscal 2008 period compared to $172,000 incurred in the fiscal 2007 period. These savings were partly offset by higher audit fees in the fiscal 2008 period, related to Nathans’ first audit under SOX Section 404, requiring Nathans’ auditor to audit Nathans’ internal controls over financial reporting.

Provision for Income Taxes from Continuing Operations

In the fiscal 2008 period, the income tax provision was $2,427,000 or 33.7% of income from continuing operations before income taxes as compared to $2,306,000 or 35.1% of income from continuing operations before income taxes in the fiscal 2007 period. For the fifty-three weeks ended March 30, 2008, Nathans’ tax provision, excluding the effects of tax-exempt interest income, was 38.5% during the fiscal 2008 period as compared to 38.9% for the fifty-two weeks ended March 25, 2007 during the fiscal 2007 period.

Discontinued Operations

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs to Miami Subs Capital Partners I, Inc. effective as of May 31, 2007. Pursuant to the MSC Agreement, Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the MSC Note in the principal amount of $2,400,000. Nathan’s realized a gain on the sale of $983,000, net of professional fees of $37,000, and recorded income taxes of $356,000 on the gain during the fifty-three week period ended March 30, 2008. The results of Miami Subs, including the fiscal 2008 period gain on disposal, have been included as discontinued operations for the fiscal 2008 and fiscal 2007 periods.

On January 26, 2006, two of Nathan’s wholly-owned subsidiaries entered into a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord and CVS to sell our leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate. The properties were made available to the buyer by May 29, 2007 and we received the sale proceeds on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during the fiscal 2008 period. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for the fiscal 2008 and fiscal 2007 periods.

During the fiscal 2007 period, income of $39,000 and a gain of $400,000 were recorded into income from discontinued operations resulting from the collection of proceeds from the sale of our leasehold interest and certain reimbursable operating expenses that were not reasonably assured as of March 26, 2006 in connection with the fiscal 2006 sale of vacant property at Coney Island.

Off-Balance Sheet Arrangements

At March 29, 2009, we were not a party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We previously guaranteed a severance agreement totaling $115,000 which had been recorded by Nathan’s on the accompanying balance sheet. The severance agreement has been fully satisfied without any payments being made by Nathan’s under the guaranty. We have concluded our purchase commitment to acquire a total of 1,785,000 pounds of hot dogs through August 2008.  In January 2009, the Company entered into another commitment, as modified, to purchase approximately 2.6 million pounds of hot dogs through September 2009.

Liquidity and Capital Resources

Cash and cash equivalents at March 29, 2009 aggregated $8,679,000, decreasing by $5,702,000 during the fiscal 2009 period.  At March 29, 2009, marketable securities were $25,670,000 compared to $20,950,000 at March 30, 2008 and net working capital decreased to $35,303,000 from $35,650,000 at March 30, 2008.

Cash provided by operations of $4,101,000 in the fiscal 2009 period is primarily attributable to net income of $7,482,000, less gains of $3,906,000 from the sales of NF Roasters and Miami Subs, which were partly offset by other non-cash items of $1,688,000, net. Changes in Nathan’s operating assets and liabilities decreased cash by $1,163,000, resulting primarily from increased accounts and other receivables of $1,211,000, which were partly offset by decreases in prepaid expenses of $167,000 and inventory of $160,000. The net increase in accounts and other receivables relates primarily to a receivable of $516,000 for a property tax recovery and sales from the Branded Product Program of $595,000.

Cash used in investing activities was $961,000 in the fiscal 2009 period, primarily related to our investment of $8,497,000 in available-for-sale securities. We received cash proceeds from the sale of NF Roasters in the amount of $3,961,000, $3,682,000 from the redemption of maturing available-for-sale securities and $406,000 from the receipt of all scheduled payments on the MSC Note receivable. We also incurred capital expenditures of $513,000.

Cash was used in financing activities of $8,842,000 in the fiscal 2009 period, primarily for the purchase of  693,806 shares of the Company’s common stock at a cost of $9,712,000 pursuant to stock repurchase plans authorized by the Board of Directors.  Cash was received from the proceeds of employee stock option exercises of $413,000 and the expected realization of the associated tax benefit of $457,000.

For the thirteen weeks and fiscal year ended March 29, 2009, the Company repurchased 104,013 shares at a cost of $1,269,000 and 693,806 shares at a cost of $9,712,000, respectively. Through March 29, 2009, Nathan’s purchased a total of 2,693,806 shares of common stock at a cost of approximately $18,798,000 under all of its stock repurchase programs, which included the shares purchased during the thirteen weeks and fiscal year ended March 29, 2009, as well as completion of the third stock repurchase plan previously authorized by the Board of Directors. On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company; there have been purchases of 193,806 shares at a cost of $2,400,000 under such plan as of March 29, 2009. There are 306,194 remaining shares authorized to be repurchased under Nathan’s fourth stock repurchase plan.  Purchases may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases.

On February 5, 2009, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the 10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock,  having a value of up to an aggregate $3.6 million, which purchases may commence on March 16, 2009.  The 10b5-1 Agreement shall terminate no later than March 15, 2010. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced fourth stock purchase plan for the purchase of up to 500,000 shares.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next twelve months.  Effective October 1, 2008, Nathan’s decided that it would not extend its $7,500,000 uncommitted bank line of credit, having never borrowed any funds under that line of credit.

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

At March 29, 2009, there were four restaurant properties that we lease from third parties which we sublease to franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

					Payments Due by Period
		Less than			More than
Cash Contractual Obligations (A)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Employment Agreements	$3,511	$1,236	$1,375	$500	$400
Operating Leases	10,980	1,429	1,410	1,085	7,056
Gross Cash Contractual Obligations	14,491	2,665	2,785	1,585	7,456

Sublease Income	1,276	390	502	286	98
Net Cash Contractual Obligations	$13,215	$2,275	$2,283	$1,299	$7,358

(A)	In January 2009, Nathan’s entered into a purchase commitment, as amended, to acquire 2,600,000 pounds of hot dogs at a cost of approximately $4,368,000.

Inflationary Impact

        We do not believe that general inflation has materially impacted earnings during the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007. However, during the fiscal 2009 period, we have experienced significant cost increases for certain food products, distribution costs and utilities. Our commodity costs for beef have been very volatile since fiscal 2004 and the cost of beef continued to set new highs during the summer of 2008, before declining during the third quarter fiscal 2009.  These costs have declined by approximately 17.5% from September 2008 through the end of the fiscal 2009 period.  Nathan’s was able to partly mitigate some of the increase by entering into a purchase commitment in January 2008 for approximately 35% of its projected hot dog purchases during the period from April through August 2008. As a result of the purchase commitment, Nathan’s actual cost of hot dogs for its Branded Product Program was approximately 10.7% higher than its cost during the fiscal 2008 period, instead of being approximately 13.5% higher. In addition, the cost of beef for our fiscal 2008 period was approximately 8.2% higher than our prior fiscal year.  Although we are unable to predict the future cost of our hot dogs, we expect to experience continued price volatility for our beef products during fiscal 2010. Since January 2008, we have experienced cost increases for a number of our other food products. We expect to incur higher commodity costs for poultry, fish and potatoes during fiscal 2010.  In January 2009, we entered into an additional purchase commitment to acquire approximately 2,600,000 pounds of hot dogs, as amended at a cost of approximately $4,368,000 for the period April to September 2009. We are presently unable to determine if the existing purchase commitment will reduce our costs during the fiscal 2010 period.  Historically, Nathan’s increased beef prices in response to the increased commodity costs and will seek to do so in future periods to the extent commercially feasible. In addition, notwithstanding the decline in the price of oil over the past nine months, for the past four years we have continued to experience the impact of higher oil prices in the form of higher distribution costs for our food products and higher utility costs in our Company-owned restaurants.

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. On May 25, 2007, former President Bush signed legislation which increased the Federal minimum wage to $5.85 per hour, effective July 24, 2007, with increases to $6.55 per hour effective July 24, 2008 and to $7.25 per hour effective July 24, 2009. The New York State minimum wage, where our Company-owned restaurants are located, was increased to $7.15 per hour on January 1, 2007 and will increase to $7.25 per hour on July 24, 2009. These wage increases have not had a material impact on our results of operations or financial position as the vast majority of our employees are paid at a rate higher than the minimum wage.   Although we currently only operate five Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees. Continued increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

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

Item 7A.  Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature.  Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 29, 2009, Nathan’s cash and cash equivalents aggregated $8,679,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $22,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 29, 2009, the market value of Nathan’s marketable securities aggregated $25,670,000. Interest income on these marketable securities would increase or decrease by approximately $64,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at March 29, 2009 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal notes and bonds	$26,728,000	$26,484,000	$26,116,000	$25,670,000	$25,215,000	$24,756,000	$24,301,000

Borrowings

The interest rate on our prior borrowings was generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement.  At March 29, 2009, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. We maintained a $7,500,000 credit line at the prime rate, which we decided to let expire as of October 1, 2008. We never borrowed any funds under this credit line.  Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. In January 2008, we entered into a purchase commitment to acquire approximately 1,785,000 pounds of hot dogs at $1.535 per pound through August 2008. In January 2009, we entered an additional purchase commitment, as amended, to acquire 2,600,000 pounds of hot dogs through September 2009.  We may attempt to enter into similar arrangements in the future.  With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodities purchases will be subject to changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the fifty-two weeks ended March 29, 2009 would have increased or decreased our cost of sales by approximately $2,306,000.

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

Item 8.  Financial Statements and Supplementary Data.

           The consolidated financial statements and supplementary data are submitted as a separate section of this report beginning on Page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 29, 2009.  In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment and the criteria set forth by COSO, management believes that Nathan’s maintained effective internal control over financial reporting as of March 29, 2009.  The effectiveness of our internal control over financial reporting as of March 29, 2009, has been audited by Grant Thornton LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc. and Subsidiaries

We have audited Nathan’s Famous, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of March 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Nathan’s Famous, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 29, 2009 and March 30, 2008, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the fifty-two weeks ended March 29, 2009, the fifty-three weeks ended March 30, 2008 and the fifty-two weeks ended March 25, 2007 and our report dated June 9, 2009 expressed an unqualified opinion thereon and contains an explanatory paragraph related to the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment on March 27, 2006 and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” on March 26, 2007.

/s/ GRANT THORNTON LLP

Melville, New York
June 9, 2009

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Our Board of Directors has adopted a Financial Officer Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and all other members of the Company’s Finance Department. This Code of Ethics is posted on the Company’s website within a broader Code of Business Conduct and Ethics at www.nathansfamous.com in the Investor Relations section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, the provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of such provision of our Code of Ethics by posting such information on our website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Item 14.      Principal Accountant Fees and Services.

Audit Fees

We were billed by Grant Thornton LLP the aggregate amount of approximately $369,000 in respect of fiscal 2009 and $352,000 in respect of fiscal 2008 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q.

Audit-Related Fees

Grant Thornton LLP did not render any assurance and related services reasonably related to the performance of the audit and review of our financial statements, other than as set forth above, for fiscal 2009 and 2008 and, accordingly, did not bill for any such services.

Tax Fees

Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2009 and 2008 and, accordingly, did not bill for any such services.

All Other Fees

Grant Thornton LLP did not render any other services, other than as set forth above, for fiscal 2009 and 2008 and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Grant Thornton LLP of all audit and non-audit services.

Our Audit Committee approved all of the services provided by Grant Thornton LLP and described in the preceding paragraphs.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) (1)     Consolidated Financial Statements

The consolidated financial statements listed in the accompanying index to the consolidated financial statements and schedule on Page F-1 are filed as part of this Report.

(2)          Financial Statement Schedule

The consolidated financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule on Page F-1 is filed as part of this Report.

(3)          Exhibits

Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and are therefrom incorporated by reference.

Exhibit
No.	Exhibit

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)
3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)
3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)
4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)
4.2	Specimen Rights Certificate. (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)
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

10.10
Modification Agreement dated  December 31, 1996 to the Employment Agreement with Wayne Norbitz.  (Incorporated by reference to Exhibit 10.1 to the Quarterly  Report filed on Form 10-Q for the  fiscal quarter ended December 29, 1996.)

10.11
Amendment to License Agreement dated as of February 28, 1994, among Nathan’s Famous Systems, Inc. and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 29, 1996.)

10.12	1998 Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-86195.)
10.13	North Fork Bank Promissory Note. (Incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the fiscal year ended March 28, 1999.)
10.14	Amendment No 1. to Employment Agreement with Donald L. Perlyn. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 12, 2005.)
10.15
Letter Agreement between Nathan's Famous, Inc. and Donald Perlyn relating to sale of Miami Subs Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 12, 2005.)

10.16
Employment Agreement with Donald L. Perlyn effective November 6, 2007. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 23, 2007.)

10.17	Common Stock Purchase Warrant issued to Howard M. Lorber dated July 17, 1997. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-86043.)
10.18	Marketing Agreement with beverage supplier. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended June 25, 2000.)
10.19	2001 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2007.)
10.20	2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-101355.)
10.21
Master Distributor Agreement with U.S. Foodservice, Inc. dated February 5, 2003. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the fiscal year ended March 30, 2003.)

10.22	Restricted Stock Agreement with Howard M. Lorber. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended March 27, 2005).
10.23	Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 15, 2006.)
10.24	Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 15, 2006.)
10.25
Stock Purchase Agreement entered into June 7, 2007 effective as of May 31, 2007 by and among Miami Subs Capital Partners I, Inc., Miami Subs Corporation and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 7, 2007.)

10.26	Promissory Note of Miami Subs Capital Partners I, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated June 7, 2007.)

10.27
Stock Purchase Agreement dated April 23, 2008 by and among Roasters Asia Pacific (Cayman) Limited, NF Roasters Corp. and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated April 23, 2008.)

10.28	License Agreement dated April 23, 2008 between Roasters Asia Pacific (Cayman) Limited and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 23, 2008.)
10.29	Issuer Securities Repurchase Instructions, dated June 11, 2008 between Nathan’s Famous, Inc. and Mutual Securities, Inc. (Incorporated by reference to Exhibit 10.33 to Form 10-K dated March 30, 2008.)
10.30
10b-5 Issuer Repurchase Instructions, dated February 5, 2009, between Nathan’s Famous, Inc. and Mutual  Securities, Inc. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 28, 2008.)

10.31
Settlement Agreement and Release between Miami Subs Capital Partners I, Inc. dated October 28, 2008. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 28, 2008.)

10.32	Amended and Restated Promissory Note of Miami Subs Capital Partners I, Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 28, 2008.)
21	*List of Subsidiaries of the Registrant.
23	*Consent of Grant Thornton LLP dated June 9, 2009.
31.1	*Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	*Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	*Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of June, 2009.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of June, 2009.

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

Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of March 29, 2009 and March 30, 2008, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the fifty-two weeks ended March 29, 2009, the fifty-three weeks ended March 30, 2008 and the fifty-two weeks ended March 25, 2007. Our audits of the basic financial statements included the financial statement Schedule II, Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan’s Famous, Inc. and subsidiaries as of March 29, 2009 and March 30, 2008, and the results of their operations and their cash flows for the fifty-two weeks ended March 29, 2009, the fifty-three weeks ended March 30, 2008 and the fifty-two weeks ended March 25, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein

As discussed in Note B of the notes to consolidated financial statements, on March 27, 2006 the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment and on March 26, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nathan’s Famous, Inc.’s internal control over financial reporting as of March 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 9, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
June 9, 2009

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 29, 2009	March 30, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,679	$14,371
Marketable securities	25,670	20,950
Accounts and other receivables, net	4,869	3,830
Note receivable	290	606
Inventories	668	822
Prepaid expenses and other current assets	1,326	1,493
Deferred income taxes	696	697
Current assets held for sale	-	13
Total current assets	42,198	42,782

Note receivable	1,466	1,305
Property and equipment, net	4,126	4,428
Goodwill	95	95
Intangible asset, net	1,353	1,353
Deferred income taxes	428	436
Other assets	158	150
Non-current assets held for sale	-	653

	$49,824	$51,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,857	$2,805
Accrued expenses and other current liabilities	3,867	4,014
Deferred franchise fees	171	284
Current liabilities held for sale	-	29
Total current liabilities	6,895	7,132

Other liabilities	1,080	1,137
Non-current liabilities held for sale	-	325

Total liabilities	7,975	8,594

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;
8,305,683 and 8,180,683 shares issued; and 5,611,877 and 6,180,683
shares outstanding at March 29, 2009 and March 30, 2008, respectively	83	82
Additional paid-in capital	49,001	47,704
Deferred compensation	-	(63)
Retained earnings	11,228	3,746
Accumulated other comprehensive income	335	225
	60,647	51,694
Treasury stock, at cost, 2,693,806 and 2,000,000 shares at March 29, 2009 and March 30, 2008, respectively.	(18,798)	(9,086)
Total stockholders’ equity	41,849	42,608

	$49,824	$51,202

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Fifty-Two	Fifty-Three	Fifty-Two
	weeks ended	weeks ended	weeks ended
	March 29, 2009	March 30, 2008	March 25, 2007
REVENUES
Sales	$37,480	$36,259	$33,425
Franchise fees and royalties	4,613	4,962	4,439
License royalties	6,009	4,849	4,231
Interest income	1,056	1,084	648
Other income	63	71	60
Total revenues	49,221	47,225	42,803

COSTS AND EXPENSES
Cost of sales	28,774	27,070	24,080
Restaurant operating expenses	3,361	3,257	3,187
Depreciation and amortization	809	764	742
General and administrative expenses	9,299	8,926	8,216
Recovery of property taxes	(441)	-	-
Total costs and expenses	41,802	40,017	36,225

Income from continuing operations before provision for income taxes	7,419	7,208	6,578
Provision for income taxes	2,461	2,427	2,306
Income from continuing operations	4,958	4,781	4,272

Income from discontinued operations, including gains on disposal of discontinued operations before income taxes of $3,906 in 2009, $2,489 in 2008 and $400 in 2007.	3,914	2,824	2,104
Provision for income taxes	1,390	1,050	833
Income from discontinued operations	2,524	1,774	1,271

Net income	$7,482	$6,555	$5,543

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$0.84	$0.79	$0.73
Income from discontinued operations	0.43	0.29	0.22
Net income	$1.27	$1.08	$0.95

Diluted income per share:
Income from continuing operations	$0.80	$0.74	$0.67
Income from discontinued operations	0.41	0.27	0.20
Net income	$1.21	$1.01	$0.87

Weighted average shares used in computing income per share:
Basic	5,898,000	6,085,000	5,836,000
Diluted	6,180,000	6,502,000	6,341,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 29, 2009, Fifty-three weeks ended March 30, 2008 and Fifty-two weeks ended March 25, 2007
(in thousands, except share amounts)

						Accumulated
			Additional			Other			Total
	Common	Common	Paid-in	Deferred	Accumulated	Comprehensive	Treasury Stock, at Cost		Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Deficit	(Loss) Income	Shares	Amount	Equity	Income

Balance, March 26, 2006	7,600,399	$76	$43,699	$(208)	$(8,197)	$(164)	1,891,100	$(7,158)	$28,048

Shares issued in connection with exercise of employee stock options	308,784	3	719	-	-	-	-	-	722

Income tax benefit on stock option exercises	-	-	1,079	-	-	-	-	-	1,079

Share Based Compensation	-	-	295	-	-	-	-	-	295

Amortization of deferred compensation relating to restricted stock	-	-	-	72	-	-	-	-	72

Unrealized gains on marketable securities, net of deferred income tax of $80	-	-	-	-	-	120	-	-	120	$120

Net income	-	-	-	-	5,543	-	-	-	5,543	5,543

Comprehensive income	-	-	-	-	-	-	-	-	-	$5,663

Balance, March 25, 2007	7,909,183	$79	$45,792	$(136)	$(2,654)	$(44)	1,891,100	$(7,158)	$35,879

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 29, 2009, Fifty-three weeks ended March 30, 2008 and Fifty-two weeks ended March 25, 2007
(in thousands, except share amounts)

					Retained	Accumulated
			Additional		Earnings	Other			Total
	Common	Common	Paid-in	Deferred	Accumulated	Comprehensive	Treasury Stock, at Cost		Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	(Deficit)	Income/(Loss)	Shares	Amount	Equity	Income

Balance, March 25, 2007	7,909,183	$79	$45,792	$(136)	$(2,654)	$(44)	1,891,100	$(7,158)	$35,879

Shares issued in connection with exercise of employee stock options and warrants	271,500	3	921	-	-	-	-	-	924

Repurchase of common stock	-	-	-	-	-	-	108,900	(1,928)	(1,928)

Income tax benefit on stock option exercises	-	-	632	-	-	-	-	-	632

Share based compensation	-	-	359	-	-	-	-	-	359

Amortization of deferred compensation relating to restricted stock	-	-	-	73	-	-	-	-	73

Unrealized gains on marketable securities, net of deferred income tax of $184	-	-	-	-	-	269	-	-	269	$269

Cumulative effect of the adoption of FIN No. 48 as of March 26, 2007(Note J)	-	-	-	-	(155)	-	-	-	(155)

Net income	-	-	-	-	6,555	-	-	-	6,555	6,555

Comprehensive income	-	-	-	-	-	-	-	-	-	$6,824
Balance, March 30, 2008	8,180,683	$82	$47,704	$(63)	$3,746	$225	2,000,000	$(9,086)	$42,608

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 29, 2009, Fifty-three weeks ended March 30, 2008 and Fifty-two weeks ended March 25, 2007
(in thousands, except share amounts)

						Accumulated
			Additional			Other			Total
	Common	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Earnings	Income	Shares	Amount	Equity	Income

Balance, March 30, 2008	8,180,683	$82	$47,704	$(63)	$3,746	$225	2,000,000	$(9,086)	$42,608

Shares issued in connection with exercise of employee stock options and warrants	125,000	1	412	-	-	-	-	-	413

Repurchase of common stock	-	-	-	-	-	-	693,806	(9,712)	(9,712)

Income tax benefit on stock option exercises	-	-	457	-	-	-	-	-	457

Share based compensation	-	-	428	-	-	-	-	-	428

Amortization of deferred compensation relating to restricted stock	-	-	-	63	-	-	-	-	63

Unrealized gains on marketable securities, net of deferred income tax of $71	-	-	-	-	-	110	-	-	110	$110

Net income	-	-	-	-	7,482	-	-	-	7,482	7,482

Comprehensive income	-	-	-	-	-	-	-	-	-	$7,592
Balance, March 29, 2009	8,305,683	$83	$49,001	$0	$11,228	$335	2,693,806	$(18,798)	$41,849

	Year ended
	March 29,	March 30,
	2009	2008
Disclosure of reclassification amount:
Unrealized gain on marketable securities	120	269
Less: reclassification adjustments for (loss) included in net income	(10)	-
Net unrealized gain on marketable securities, net of tax	110	269

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-two	Fifty-three	Fifty-two
	weeks ended	weeks ended	weeks ended
	March 29, 2009	March 30, 2008	March 25, 2007
Cash flows from operating activities:
Net income	$7,482	$6,555	$5,543
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	809	766	791
Amortization of intangible assets	2	78	262
Amortization of bond premium	259	278	269
Amortization of deferred compensation	63	73	72
Gain on sale of subsidiary and leasehold interests	(3,906)	(2,489)	(400)
Gain on disposal of fixed assets	-	-	(29)
Loss on sale of available-for-sale securities	17	-	-
Share-based compensation expense	428	359	295
Provision for doubtful accounts	173	-	(6)
Deferred income taxes	(63)	682	(180)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,211)	(362)	(117)
Inventories	160	(32)	27
Prepaid expenses and other current assets	167	(526)	243
Other assets	(8)	(2)	32
Accounts payable, accrued expenses and other current liabilities	(104)	(904)	1,374
Deferred franchise fees	(113)	(76)	156
Other liabilities	(54)	452	(141)

Net cash provided by operating activities	4,101	4,852	8,191

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	3,682	3,100	-
Purchase of available-for-sale securities	(8,497)	(1,089)	(5,972)
Purchase of intellectual property	-	-	(7)
Purchase of property and equipment	(513)	(972)	(539)
Payments received on notes receivable	406	239	88
Proceeds from sale of subsidiaries and leasehold interests	3,961	1,691	400

Net cash (used in) provided by investing activities	(961)	2,969	(6,030)

Cash flows from financing activities:
Principal repayments of notes payable and capitalized lease obligations	-	-	(39)
Repurchase of treasury stock	(9,712)	(1,928)	-
Income tax benefit on stock option exercises	457	632	1,079
Proceeds from the exercise of stock options and warrant	413	924	722

Net cash (used in) provided by financing activities	(8,842)	(372)	1,762

Net (decrease) increase in cash and cash equivalents	(5,702)	7,449	3,923

Cash and cash equivalents, beginning of year	14,381	6,932	3,009

Cash and cash equivalents, end of year	$8,679	$14,381	$6,932

Cash paid during the year for:
Interest	$-	$-	$1
Income taxes	$3,190	$2,942	$1,353

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$250	$2,150	$-

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

Nathan’s Famous, Inc. and subsidiaries (collectively the “Company” or “Nathan’s”) has historically operated or franchised a chain of retail fast food restaurants featuring the Nathan’s World Famous Beef Hot Dog, crinkle-cut French-fried potatoes and a variety of other menu offerings.  Nathan’s has also established a Branded Product Program, which enables foodservice retailers to sell select Nathan’s proprietary products outside of the realm of a traditional franchise relationship.  The Company is also the owner of the Arthur Treacher’s brand. Arthur Treacher's main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The Company, through wholly-owned subsidiaries, was also the franchisor of Kenny Rogers Roasters (“Roasters”) and Miami Subs through April 23, 2008 and May 30, 2007, respectively. (See Note G for discussion of the sales of these subsidiaries.) The Company considers itself to be in the foodservice industry, and has pursued co-branding and co-hosting initiatives; accordingly, management has evaluated the Company as a single reporting unit.

At March 29, 2009, the Company’s restaurant system included five Company-owned units in the New York City metropolitan area (including one seasonal location) and 249 franchised or licensed units, located in 25 states and four foreign countries.

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

The Company’s fiscal year ends on the last Sunday in March, which results in a 52- or 53-week reporting period.  The results of operations and cash flows for the fiscal year ended March 29, 2009 are on the basis of a 52-week reporting period, the results of operations and cash flows for the fiscal year ended March 30, 2008 are on the basis of a 53-week reporting period and the results of operations and cash flows for the fiscal year ended March 25, 2007 are on the basis of a 52-week reporting period.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE B (continued)

3.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates made by management in preparing the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, valuation of notes receivable, valuation of stock-based compensation, income taxes, and the valuation of goodwill, other intangible assets and other long-lived assets.

4.	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents amounted to $5,352 and $11,100 at March 29, 2009 and March 30, 2008, respectively.  The majority of the cash and cash equivalents are in excess of government insurance. Included in cash and cash equivalents is cash restricted for untendered shares associated with the acquisition of Nathan’s in 1987 of $54 at March 29, 2009 and March 30, 2008.

5.	Impairment of Notes Receivable

Nathan's follows the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 114 ("SFAS No. 114") "Accounting by Creditors for Impairment of a Loan," as amended. Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as late payments, operating losses, marginal working capital, inadequate cash flow or business interruptions, (b) loans secured by collateral that is not readily marketable, or (c) loans that are susceptible to deterioration in realizable value. When determining impairment, management's assessment may include its intention to extend its lease beyond the minimum lease term and the debtor's ability to meet its obligation over any extended term. The Company records interest income on its impaired notes receivable on a cash basis, based on the present value of the estimated cash flows of identified impaired notes receivable.  Based on the Company's analysis, it has determined that its note receivable is not impaired at March 29, 2009 or March 30, 2008. (See Note G.)

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE B (continued)

6.	Inventories

Inventories, which are stated at the lower of cost or market value, consist primarily of food items and supplies. Inventories also include equipment and marketing items in connection with the Branded Product Program.  Cost is determined using the first-in, first-out method.

7.	Marketable Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 29, 2009 and March 30, 2008, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable, for substantially the full-term of the asset,  in the accompanying consolidated balance sheets, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the accompanying consolidated statements of earnings. (See Note E.)

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

March 29, 2009, March 30, 2008 and March 25, 2007

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

Building and improvements	5 – 25 years
Machinery, equipment, furniture and fixtures	3 – 15 years
Leasehold improvements	5 – 20 years

10.	Goodwill and Intangible Asset

Goodwill and intangible assets primarily consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,353 in connection with Arthur Treacher’s as of March 29, 2009 and March 30, 2008.

The Company’s goodwill and intangible assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. As of March 29, 2009 and March 30, 2008, the Company has performed its required annual impairment test of goodwill and intangible assets and has determined no impairment is deemed to exist.

Total amortization expense for intangible assets included within discontinued operations was $2, $77 and $261, respectively, for each of the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007.  As a result of the April 23, 2008 sale of Roasters (Note G), the Company will no longer have any amortizable intangibles and, as a result, no amortization expense is currently expected in the next five years.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007
NOTE B (continued)

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present.  The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations.  No units were deemed impaired during the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007.

12.	Self-Insurance

The Company is self-insured for portions of its general liability and its medical benefits coverage. As part of Nathan's risk management strategy, its general liability insurance programs include deductibles for each incident and in the aggregate for a policy year. As such, Nathan's accrues estimates of its ultimate self-insurance costs throughout the policy year. These estimates have been developed based upon historical trends and expectations, however, the final cost of some of these liability claims may not be known for five years or longer. Accordingly, Nathan's annual self-insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. The self-insurance accruals at March 29, 2009 and March 30, 2008 were $51 and $107, respectively, and are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets.

During the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, the Company reversed approximately $61, $61, and $53 respectively, of previously recorded insurance accruals to reflect the revised estimated cost of claims.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE B (continued)

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nathan’s adopted the provisions of SFAS No. 157 on March 31, 2008 and elected the deferral option for non-financial assets and liabilities. The effect on our consolidated financial position and results of operations of adopting this standard was not significant.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. FSP No. 157-4 reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009, but may be early adopted for the interim and annual periods ending after March 15, 2009. Nathan’s will adopt the provisions of FSP No. 157-4 on March 30, 2009. We do not expect the adoption of FSP No. 157-4 to have a material effect on our consolidated financial position and results of operations.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE B (continued)

The effect on our consolidated financial position and results of operations of adopting these standards was not significant.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 29, 2009 by SFAS No. 157 valuation hierarchy: (in thousands)

	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$25,670	$-	$25,670

Total assets at fair value	$-	$25,670	$-	$25,670

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

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE B (continued)

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

16.	Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash or credit card by the customer, are recognized upon the performance of services. Sales are presented, net of sales tax, pursuant to EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”

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

March 29, 2009, March 30, 2008 and March 25, 2007

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

At March 29, 2009 and March 30, 2008, $171 and $284, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, the Company earned franchise  fees of $647, $831 and $488, respectively,  from new unit openings, transfers, co-branding and forfeitures.

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company.  Revenue from development agreements is deferred and recognized ratably over the term of the agreement, or, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 29, 2009 and March 30, 2008, $193 and $214, respectively, of deferred development fee revenue is included in “Other liabilities” in the accompanying consolidated balance sheets.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE B (continued)

The following is a summary of franchise openings and closings for the Nathan’s Franchise restaurant system for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007:

	March 29, 2009	March 30, 2008	March 25, 2007

Franchised restaurants operating at the beginning of the period	224	196	192

New franchised restaurants opened during the period	46	46	21

Franchised restaurants closed during the period	(21)	(18)	(17)

Franchised restaurants operating at the end of the period	249	224	196

The Company recognizes franchise royalties, which are generally based upon a percentage of sales made by the Company’s franchisees, when they are earned and deemed collectible. The Company recognizes revenue from its Branded Menu Program directly from its product manufacturers upon their sales of Nathan’s products. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee or until collectibility is deemed to be reasonably assured. Revenue from sub-leasing properties is recognized in income as the revenue is earned and becomes receivable and deemed collectible.  Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated statements of operations.

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

March 29, 2009, March 30, 2008 and March 25, 2007
NOTE B (continued)

20.	Other income

The Company recognizes gains on the sale of fixed assets under the full accrual method, installment method or deposit method in accordance with provisions of SFAS No. 66 (See Note B-8).

Deferred revenue associated with supplier contracts is generally amortized into income on a straight-line basis over the life of the contract.

Other income for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007 consists of the following:
	March 29, 2009	March 30, 2008	March 25, 2007

Amortization of supplier contributions	$41	$34	$52
Other income	22	37	8

	$63	$71	$60

21.	Business Concentrations and Geographical Information

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and for royalties from retail licensees.  At March 29, 2009, one retail licensee and two Branded Products distributors each represented 12%, 15% and 15%, respectively, of accounts receivable. At March 30, 2008, one retail licensee and three Branded Product customers each represented 19%, 15%, 11% and 10%, respectively, of accounts receivable. No franchisee, retail licensee or Branded Product customer accounted for 10% or more of revenues during the fiscal years ended March 29, 2009,  March 30, 2008 and March 25, 2007.

The Company’s primary supplier of frankfurters represented 81%, 77% and 74% of product purchases for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, respectively.  The Company’s distributor of product to its Company-owned restaurants represented 12%, 15%, and 16% of product purchases for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, respectively.

The Company’s revenues for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007 were derived from the following geographic areas:
	March 29, 2009	March 30, 2008	March 25, 2007

Domestic (United States)	$48,423	$46,489	$41,705
Non-domestic	798	736	1,098

	$49,221	$47,225	$42,803

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE B (continued)

22.	Advertising

The Company administers an advertising fund on behalf of its franchisees to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising funds are based on specified percentages of net sales, generally ranging up to 2%. Net Company-owned store advertising expense was $188, $224, and $184, for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, respectively.

23.	Stock-Based Compensation

At March 29, 2009, the Company had several stock-based employee compensation plans in effect which are more fully described in Note K. As of the beginning of fiscal 2007, Nathan’s adopted SFAS No. 123R, “Share-based Payment,” (“SFAS No. 123R”) using the modified prospective method.

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

Stock-based compensation, including amortization of deferred compensation relating to restricted stock, recognized during the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007 was $492, $432 and $367 respectively, is included in general and administrative expense in the accompanying Consolidated Statements of Earnings.  As of March 29, 2009, there was $899 of unamortized compensation expense related to stock options.  The Company expects to recognize this expense over approximately two years, six months, which represents the  remaining requisite service periods for such awards.

No stock-based awards were granted during the fiscal year ended March 29, 2009.

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

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE B (continued)

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

The expected dividend yield is based on historical and projected dividend yields.  The Company estimates expected volatility based primarily on historical monthly price changes of the Company’s stock equal to the expected life of the option.  The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant.  The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on expected employment termination behavior.

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

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE B (continued)

25.	Income Taxes

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary differences resulting from different treatment of items such as depreciation, estimated self-insurance liabilities, allowance for doubtful accounts and any tax credits or net operating losses (“NOL”) for tax and reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was adopted by the Company on March 26, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements. (See Note J.)

26.	Reclassifications

Certain prior years’ balances related to discontinued operations (See Note G) have been reclassified to conform with Nathan’s current year presentation.

27.	Recently Issued Accounting Standards Not Yet Adopted

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE B (continued)

In April 2009, the FASB issued FASB Staff Position No.141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP No. 141R-1”), which provides guidelines on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. 141R-1 provides that an acquirer shall recognize an asset acquired or a liability assumed in a business combination that arises from a contingency at fair value, at the acquisition date, if the acquisition-date fair value of that asset or liability can be determined during the measurement period. FSP No. 141R-1 provides guidance in the event that the fair value of an asset acquired or liability assumed cannot be determined during the measurement period. FSP No. 141R-1 provides that an acquirer shall develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies and also provides for the disclosure requirements. FSP No. 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The requirements of SFAS No. 141R and FSP No. 141R-1 are effective for fiscal years beginning on or after December 15, 2008, which for us is fiscal 2010. Earlier adoption is prohibited. The adoption of SFAS No. 141R and FSP No. 141R-1 will impact our accounting for future business combinations, if any.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010.  We do not expect the adoption of FSP No. 142-3 to have a material effect on our consolidated financial position and results of operations.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE B (continued)

In June 2008, the FASB ratified Emerging Issues Task Force 08-3 (“EITF 08-3”), “Accounting by Lessees for Maintenance Deposits,” which provides guidance for accounting for maintenance deposits paid by a lessee to a lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008, which for us is the first quarter of fiscal 2010.  We do not expect the adoption of EITF 08-3 to have a significant impact on our consolidated financial position and results of operations.

 In April 2009, the FASB issued FASB Staff Position Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP No. 115-2 and FSP No. 124-2”) which segregates credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will still have to be measured at fair value in other comprehensive income. The FSPs also require some additional disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. These FSPs are effective for interim and annual periods ending after June 15, 2009, but may be early adopted for the interim and annual periods ending after March 15, 2009. Nathan’s will adopt the provisions of FSP No. 115-2 and FSP No. 124-2 on March 30, 2009. We do not expect the adoption of FSP No. 115-2 and FSP No. 124-2 to have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position Nos. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures to a quarterly basis instead of annually. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to this FSP, fair values for these assets and liabilities were only disclosed once a year. These FSPs are effective for interim and annual periods ending after June 15, 2009, but may be early adopted for the interim and annual periods ending after March 15, 2009.  Nathan’s will adopt the provisions of FSP No. 107-1 and APB No. 28-1 on March 30, 2009. We do not expect the adoption of FSP No. 107-1 and APB No. 28-1 to have a material effect on our consolidated financial position and results of operations.

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, respectively:

	Income from continuing operations			Shares			Income per share from continuing operations
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Basic EPS
Basic calculation	$4,958	$4,781	$4,272	5,898,000	6,085,000	5,836,000	$.84	$.79	$.73
Effect of dilutive employee stock options and warrants	-	-	-	282,000	417,000	505,000	(.04)	(.05)	(.06)

Diluted EPS
Diluted calculation	$4,958	$4,781	$4,272	6,180,000	6,502,000	6,341,000	$.80	$.74	$.67

Options and warrants to purchase 196,833, 55,000 and 98,750 shares of common stock for the years ended March 29, 2009, March 30, 2008 and March 25, 2007, respectively, were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares during the respective periods.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:
	March 29,	March 30,
	2009	2008

Franchise and license royalties	$1,672	$1,721
Branded product sales	2,686	2,118
Real estate tax refund, net	516	-
Other	200	95
	5,074	3,934

Less: allowance for doubtful accounts	205	104

Accounts and other receivables, net	$4,869	$3,830

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

Real estate tax refund, net represents the settlement of a multi-year certiorari proceeding at a Company-owned restaurant, net of associated fees.

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007 are as follows:
	March 29, 2009	March 30, 2008	March 25, 2007

Beginning balance	$104	$94	$128
Bad debt expense	173	-	-
Uncollectible marketing fund contributions	27	20	-
Accounts written off	(99)	(10)	(34)

Ending balance	$205	$104	$94

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE E - MARKETABLE SECURITIES

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consists entirely of municipal bonds which are classified as available-for-sale securities are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 29, 2009	$25,130	$625	$(85)	$25,670

March 30, 2008	$20,590	$365	$(5)	$20,950

As of March 29, 2009, there were four securities in an unrealized loss position. Management has evaluated the securities, individually and in the aggregate, for other than temporary impairment. No such impairment existed at March 29, 2009 based on management’s intent and ability to hold the securities until market conditions recover and the market value of the securities is at a minimum equal to their cost basis. As of March 29, 2009, all securities in an unrealized loss position have been in an unrealized loss position for less than one year.

As of March 29, 2009, the bonds mature at various dates between April 2009 and October 2019. The following represents the bond maturities by period as follows:

Fair value of Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

March 29, 2009	$25,670	$1,049	$15,795	$7,577	$1,249

March 30, 2008	$20,950	$2,235	$11,124	$6,346	$1,245

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income are as follows:

	March 29, 2009	March 30, 2008	March 25, 2007
Available-for-sale securities:
Proceeds	$3,681	$3,100	-
Gross realized losses	(17)	-	-

The change in net unrealized gains on available-for-sale securities for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, of $120, $269, and $120, respectively, which is net of deferred income taxes, have been included as a component of comprehensive income.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE F - PROPERTY AND EQUIPMENT, NET

  Property and equipment consists of the following:

	March 29,	March 30,
	2009	2008

Land	$1,094	$1,094
Building and improvements	2,164	2,130
Machinery, equipment, furniture and fixtures	6,290	5,931
Leasehold improvements	3,834	3,817
Construction-in-progress	3	18
	13,385	12,990
Less: accumulated depreciation and amortization	9,259	8,562

	$4,126	$4,428

Depreciation and amortization expense on property and equipment was $809, $764 and $742 for the fiscal years ended March 29, 2009, March 30, 2008, and March 25, 2007, respectively.

NOTE G – DISCONTINUED OPERATIONS

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

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp. (“NF Roasters”), the franchisor of the Kenny Rogers Roasters concept, to Roasters Asia Pacific (Cayman) Limited. Pursuant to the Stock Purchase Agreement (“NFR Agreement”), Nathan’s sold all of the stock of NF Roasters for $4,000 in cash.

In connection with the NFR Agreement, Nathan’s and its previously-owned subsidiary, Miami Subs, may continue to sell Kenny Rogers products within the then existing restaurants without payment of royalties.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE G (continued)

The following is a summary of the assets and liabilities of NF Roasters, as of the date of sale, that were sold:

Cash	$8	(A)
Accounts receivable, net	1
Deferred income taxes, net	230
Intangible assets, net	391
Other assets	30
Total assets sold	660

Accrued expenses	27	(B)
Other liabilities	328
Total liabilities sold	355

Net assets sold	$305

(A)	– Represents unexpended marketing funds.
(B)	– Includes unexpended marketing funds of $8.

Nathan’s realized a gain on the sale of NF Roasters of $3,656 net of professional fees of $39 and recorded income taxes of $1,289 on the gain during fiscal year ended 2009. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters.

Therefore, the results of operations for NF Roasters, including the gain on disposal, have been presented as discontinued operations for all periods presented. The accompanying balance sheet for the fiscal year ended March 30, 2008 has been revised to reflect the assets and liabilities of NF Roasters that were subsequently sold, as held for sale as of that date.

2.	Sale of Miami Subs Corporation

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (“Miami Subs”) to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250, consisting of $850 in cash and the Purchaser’s promissory note in the principal amount of $2,400 (the “MSC Note”).  The MSC Note bears interest at 8% per annum and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year of the sale, Nathan’s would have been required to reduce the amount due by $250. Due to the ability to prepay the loan and reduce the amount due, the recognition of $250 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized the deferred amount of $250 as additional gain and recorded income taxes of $97 during the fiscal year ended March 29, 2009.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007
NOTE G (continued)

Effective August 31, 2008, Nathan’s and the Purchaser agreed to extend the due date of the MSC Note from its initial four-year term until April 2014, to reduce the monthly payment and to settle certain claims under the MSC Agreement. At that time, management evaluated the restructured MSC Note for impairment by comparing the present value of the future cash flows on the MSC Note to the current carrying value and determined that no impairment existed.  The current and long-term portions of the MSC Note as of March 29, 2009 reflect the terms of the restructured MSC Note.

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

In connection with the MSC Agreement, the Purchaser may continue to sell Nathan’s Famous and Arthur Treacher’s products within the existing restaurant system in exchange for a royalty payment of $6 per month.

Nathan’s initially realized a gain on the sale of Miami Subs of $983, net of professional fees of $37, and recorded income taxes of $356 on the gain during fiscal year ended March 30, 2008. Nathan’s also recognized an additional gain of $250, or $153 net of tax, during the fiscal year ended March 29, 2009, resulting from the contingent consideration which was deferred at the time of sale. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gains on disposal, have been presented as discontinued operations for all periods presented.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE G (continued)

3.	Sale of Leasehold Interest

During the fiscal year ended March 30, 2008, Nathan’s completed a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell its leasehold interests to CVS for $2,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494 in the aggregate.  Nathan’s made the properties available to CVS by May 29, 2007, and Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506 and recorded income taxes of $557 during the fiscal year ended March 30, 2008. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for all periods presented.

4.	Sale of Real Estate

On July 13, 2005, Nathan’s sold all of its right, title and interest in and to a vacant real estate parcel previously utilized as a parking lot, adjacent to a Company-owned restaurant, located in Brooklyn, New York.  Nathan’s also entered into an agreement pursuant to which an affiliate of the buyer assumed all of Nathan’s rights and obligations under a lease for an adjacent property and agreed to pay $500 to Nathan’s for its leasehold interest on the earlier of (i) three years after closing or (ii) six months after the closing of the adjacent property.  On January 17, 2006, the adjacent property was sold.  The Company received $100 during fiscal 2006 and the remaining balance of $400 was received in October 2006 and is included as a gain from discontinued operations during fiscal 2007.

5.	Summary Financial Information

The following is a summary of all discontinued operations for fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007:

	March 29, 2009	March 30, 2008	March 25, 2007

Revenues (excluding gains from dispositions)	$10	$593	$3,086

Gain from dispositions before income taxes	$3,906	$2,489	$400
Income before income taxes	$3,914	$2,824	$2,104

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE G (continued)

The following is a summary of the assets and liabilities held for sale as of March 30, 2008

Cash	$10	(A)
Accounts receivable, net	3
Deferred income taxes	230
Intangible assets, net	393
Other assets, net	30
Total assets held for sale	666

Accrued expenses	29	(A)
Other liabilities	325
Total liabilities held for sale	354

Net assets held for sale	$312

(A) – Includes unexpended marketing funds of $8.

NOTE H – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 29,	March 30,
	2009	2008

Payroll and other benefits	$1,770	$1,803
Accrued operating expenses	926	1,029
Professional and legal costs	137	234
Self-insurance costs	51	107
Rent and occupancy costs	119	153
Taxes payable	50	60
Unexpended advertising funds	46	236
Deferred revenue	634	188
Other	134	204

	$3,867	$4,014

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE H (continued)

Other liabilities consist of the following:

	March 29,	March 30,
	2009	2008

Deferred income – supplier contracts	$4	$38
Deferred development fees	193	214
Reserve for uncertain tax positions (Note J)	841	773
Deferred rental liability	24	81
Deferred royalty	18	31
	$1,080	$1,137

NOTE I - INDEBTEDNESS

The Company maintained a $7,500 line of credit with its primary banking institution.  Borrowings under the line of credit were intended to be used to meet the normal short-term working capital needs of the Company.  The line of credit was not a commitment and, therefore, credit availability was subject to ongoing approval.  The line of credit expired on October 1, 2008, as the Company elected not to renew the line of credit. There were no borrowings outstanding under this line of credit as of March 30, 2008.

NOTE J - INCOME TAXES

Income tax provision (benefit) consists of the following for the fiscal years ended March 29, 2009, March 30, 2008, and March 25, 2007:

	March 29, 2009	March 30, 2008	March 25, 2007
Federal
Current	$2,012	$1,314	$1,954
Deferred	(53)	523	(329)
	1,959	1,837	1,625
State and local
Current	511	497	739
Deferred	(9)	93	(58)
	502	590	681
	$2,461	$2,427	$2,306

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE J (continued)

Total income tax provision (benefit) for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007 differs from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

	March 29, 2009	March 30, 2008	March 25, 2007

Computed “expected” tax expense	$2,522	$2,450	$2,237
State and local income taxes, net of Federal income tax benefit	314	360	245
Tax-exempt investment earnings	(305)	(309)	(220)
Nondeductible meals and entertainment and other	(70)	(74)	44
	$2,461	$2,427	$2,306

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
	March 29,	March 30,
	2009	2008
Deferred tax assets
Accrued expenses	$180	$331
Allowance for doubtful accounts	82	37
Deferred revenue	404	275
Depreciation expense	752	894
Expenses not deductible until paid	21	43
Deferred Stock Compensation	433	261
Excess of straight line over actual rent	32	63
Other	7	10
Total gross deferred tax assets	$1,911	$1,914

Deferred tax liabilities
Difference in tax bases of installment gains not yet recognized	282	347
Deductible prepaid expense	172	209
Unrealized gain on marketable securities	224	152
Other	109	73
Total gross deferred tax liabilities	787	781
Net deferred tax asset	1,124	1,133
Less current portion	(696)	(697)
Long-term portion	$428	$436

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007
NOTE J (continued)

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based upon anticipated taxable income, management believes that it is more likely than not that the Company will realize the benefit of this net deferred tax asset of $1,124 and $1,333 at March 29, 2009 and March 30, 2008, respectively.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the fiscal years ended March 29, 2009 and March 30, 2008.

	March 29,	March 30,
	2009	2008
Balance at beginning of year	$466	$517
Increases based on tax positions taken in prior years	14	-
Decreases based on tax positions taken in prior years	-	-
Increase based on tax positions taken in current year	21	21
Reductions of tax positions taken in prior years	-	(72)

Unrecognized tax benefits, end of year	$501	$466

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE J (continued)

The amount of unrecognized tax benefits at March 29, 2009 and March 30, 2008 was $501 and $466, respectively, all of which would impact Nathan’s effective tax rate, if recognized.  Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision.  As of March 29, 2009 and March 30, 2008, the Company had $370 and $307, respectively, accrued for the payment of interest and penalties.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Nathan’s is subject to tax in the U.S. and various state and local jurisdictions.  The Company is currently under audit by the Internal Revenue Service for the fiscal year ended March 25, 2007. New York State completed an examination of fiscal years ending March 2005 through March 2007, resulting in no changes to the returns as filed. The earliest tax years’ that are still subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2006
New York State	2008
New York City	2006

NOTE K –  STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Stock Option Plans

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

In April 1998, the Company adopted the Nathan’s Famous, Inc. 1998 Stock Option Plan (the “1998 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees.  Up to 500,000 shares of common stock were reserved for issuance upon the exercise of options granted under the 1998 Plan.  The 1998 Plan expired with respect to granting of new options on April 5, 2008.

In June 2001, the Company adopted the Nathan’s Famous, Inc. 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees.  Up to 350,000 shares of common stock were originally reserved for issuance upon the exercise of options granted and for future issuance in connection with awards under the 2001 Plan.  On September 12, 2007, Nathan’s shareholders approved certain modifications to the 2001 Plan, which increased the number of options available for future grant by 275,000 shares. On September 17, 2007, 110,000 stock options were granted and as of March 29, 2009, there were 168,500 shares available to be issued for future grants under the 2001 Plan.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE K (continued)

In June 2002, the Company adopted the Nathan’s Famous, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the issuance of nonqualified stock options or restricted stock awards to directors, officers and key employees.  Up to 300,000 shares of common stock have been reserved for issuance in connection with awards under the 2002 Plan. As of March 29, 2009, there were 2,500 shares available to be issued for future grants under the 2002 Plan.

The 2001 Plan and the 2002 Plan expire on June 13, 2011 and June 17, 2012, respectively, unless terminated earlier by the Board of Directors under conditions specified in the respective Plan.

The Company has outstanding 222,558  of stock options previously issued upon the acquisition of Miami Subs during the fiscal year ended March 26, 2000. These options have an exercise price of $3.1875 and expire on September 30, 2009.

In general, options granted under the Company’s stock incentive plans have terms of five or ten years and vest over periods of between three and five years. The Company has historically issued new shares of common stock for options that have been exercised and determined the grant date fair value of options and warrants granted using the Black-Scholes option valuation model.

2.	Warrant

On July 17, 1997, the Company granted its Chairman and then Chief Executive Officer a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.25 per share, representing the market price of the Company’s common stock on the date of grant.  The warrant was exercised in July 2007.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE K (continued)

A summary of the status of the Company’s stock options and warrants at March 29, 2009, March 30, 2008 and March 25, 2007 and changes during the fiscal years then ended is presented in the tables below:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		average		Average		Average
		exercise		Exercise		Exercise
	Shares	price	Shares	price	Shares	price

Options outstanding – beginning of year	1,152,308	$6.54	1,172,308	$5.21	1,332,024	$3.78

Granted	-		110,000	17.43	197,500	13.08
Expired	-		(8,500)	6.20	(4,000)	6.20
Exercised	125,000	3.30	(121,500)	3.59	(353,216)	3.69

Options outstanding - end of year	1,027,308	$6.94	1,152,308	$6.54	1,172,308	$5.21

Options exercisable - end of year	830,475	$5.07	884,306	$4.02	943,141	$3.48

Weighted-average fair value of options granted		$-		$5.83		$6.16

Warrants outstanding – beginning of year		$-	150,000	$3.25	150,000	$3.25
Exercised			(150,000)	(3.25)	-	-

Warrants outstanding - end of year	-	$-	-	$-	150,000	$3.25

Warrants exercisable - end of year	-	$-	-	$-	150,000	$3.25

During the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, 125,000, 271,500 and 308,784 stock options and warrants were exercised which aggregated proceeds of $413, $924 and $722, respectively, to the Company.

The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007 were $1,250, $3,169 and $2,658 respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE K (continued)

The following table summarizes information about stock options at March 29, 2009:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 29, 2009	1,027,308	$6.94	2.93	$6,723,000

Options exercisable at March 29, 2009	830,475	$5.07	2.26	$6,723,000

Exercise prices ranges from $3.19 to $17.43

3.	Common Stock Purchase Rights

On June 20, 1995, the Board of Directors declared a dividend distribution of one common stock purchase right (the “Rights”) for each outstanding share of common stock of the Company.  The distribution was paid on June 20, 1995 to the shareholders of record on June 20, 1995.  The terms of the Rights were amended on April 6, 1998, December 8, 1999, June 15, 2005 and June 4, 2008. Pursuant to the June 4, 2008 amendment, the final expiration date of the Rights was accelerated to June 4, 2008 thereby terminating the Rights. Each Right, as amended, entitled the registered holder thereof to purchase from the Company one share of the common stock at a price of $4.00 per share, subject to adjustment for anti-dilution.  New Common Stock certificates issued after June 20, 1995 upon transfer or new issuance of the common stock contained a notation incorporating the Rights Agreement by reference.

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

At any time prior to the time at which a person or group or affiliated or associated persons acquired beneficial ownership of 15% or more of the outstanding shares of the common stock of the Company, the Board of Directors of the Company had the ability to redeem the Rights in whole, but not in part, at a price of $.001 per Right.  In addition, the Rights Agreement, as amended, permitted the Board of Directors, following the acquisition by a person or group of beneficial ownership of 15% or more of the common stock (but before an acquisition of 50% or more of common stock), to exchange the Rights (other than Rights owned by such 15% person or group), in whole or in part, for common stock, at an exchange ratio of one share of common stock per Right.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE K (continued)

Until a Right was exercised, the holder thereof, as such, had no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.  The Company had reserved 9,501,491 shares of common stock for issuance upon exercise of the Rights.

On June 4, 2008, Nathan’s approved the amendment of its then-existing shareholder rights plan to accelerate the final expiration date of the common stock purchase rights to June 4, 2008, thereby terminating the then-existing Rights, as well as the adoption of a new stockholder rights plan (the “New Rights Plan”) under which all stockholders of record as of June 5, 2008 received rights to purchase shares of common stock (the “New Rights”). The New Rights Plan replaced and updated the Company’s previously existing Rights plan.

The New Rights were distributed as a dividend. Initially, the New Rights will attach to, and trade with, the Company’s common stock.  Subject to the terms, conditions and limitations of the New Rights Plan, the New Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock. Upon such an event and payment of the purchase price of $30 (the “New Right Purchase Price”), each New Right (except those held by the acquiring person or group) will entitle the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less than the New Right Purchase Price, a number of shares of the Company’s common stock which at the time of the transaction has a market value equal to the New Right Purchase Price. Based on the market price of the Company’s common stock on June 4, 2008, the date the New Rights Plan was adopted, of $13.41 per share, and due to the fact that the Company is not required to issue fractional shares, the current exchange ratio is two shares of common stock per New Right. The Company’s Board of Directors may redeem the New Rights prior to the time they are triggered. Upon adoption of the New Rights Plan, the Company reserved 16,589,516 shares of common stock for issuance upon exercise of the New Rights.  At March 29, 2009, the Company reserved 15,727,910 shares of common stock, based upon the closing market price per share on Friday, March 27, 2009 of $12.99. The New Rights will expire on June 5, 2013 unless earlier redeemed or exchanged by the Company.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE K (continued)

4.	Stock Repurchase Program

Through March 29, 2009, Nathan’s purchased a total of 2,693,806 shares of common stock at a cost of approximately $18,798 in completion of the first, second and third stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 693,806 shares were repurchased at a cost of $9,712 during the year ended March 29, 2009.  On November 5, 2007, Nathan’s Board of Directors authorized a third stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under  which 500,000 shares were repurchased at a cost of $7,312 during the fiscal  year ended March 29, 2009.  On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 193,806 shares were repurchased at a cost of $2,400 during the fiscal year ended March 29, 2009

On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI was authorized to purchase shares of the Company’s common stock, par value $.01 per share (“Common Stock”) having a value of up to an aggregate $6 million.

On February 5, 2009, Nathan’s and MSI entered into another agreement (the “second 10b5-1 Agreement”) pursuant to which MSI was authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which purchases may commence on March 16, 2009.  Both the first and second 10b5-1 Agreements were adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plans, in each case for the purchase of up to 500,000 shares.  The second 10b5-1 Agreement shall terminate no later than March 15, 2010.

Purchases may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the fourth stock repurchase plan.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE K (continued)

5.	Employment Agreements

Effective January 1, 2007, Howard M. Lorber, previously Chairman of the Board and Chief Executive Officer, assumed the newly-created position of Executive Chairman of the Board of Nathan’s and Eric Gatoff, previously Vice President and Corporate Counsel, became Chief Executive Officer of Nathan’s.

In connection with the foregoing, the Company entered into an employment agreement with each of Messrs. Lorber (as amended, the “Lorber Employment Agreement”) and Gatoff (the “Gatoff Employment Agreement”).  Under the terms of the Lorber Employment Agreement, Mr. Lorber will serve as Executive Chairman of the Board from January 1, 2007 until December 31, 2012, unless his employment is terminated in accordance with the terms of the Lorber Employment Agreement. Pursuant to the Lorber Employment Agreement, Mr. Lorber receives a base salary of $400, and will not receive a contractually-required bonus. The Lorber Employment Agreement provides for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200 per year in exchange for his agreement to provide no less than 15 days of consulting services per year, provided, Mr. Lorber is not required to provide more than 50 days of consulting services per year.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE K (continued)

In connection with Mr. Lorber’s prior employment agreement dated January 1, 2005, we issued to Mr. Lorber 50,000 shares of restricted common stock, which vest ratably over the 5 years. A charge of $363 based on the fair market value of the Company’s common stock of $7.25 on grant date has been charged to earnings ratably over the vesting period. As of March 29, 2009, March 30, 2008 and March 25, 2007, 50,000, 40,000 and 30,000 shares have been vested with none, 10,000 and 20,000 shares non-vested, at March 29, 2009, March 30, 2008 and March 25,2007, respectively.

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff will serve as Chief Executive  Officer from January 1, 2007 until December 31, 2008, which period shall extend for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement has been extended through December 31, 2009, based on the original terms, and no non-renewal notice has been given as of June 9, 2009.   Pursuant to the agreement, Mr. Gatoff will receive a base salary of $225 and an annual bonus equal in an amount of up to 100% of his base salary, depending upon the Company’s achievement of performance goals established and agreed to by the Compensation Committee and Mr. Gatoff for each fiscal year during the employment term. and further, that Mr. Gatoff will be entitled to a minimum bonus of 50% of his base salary for the first two years of the Gatoff Employment Agreement. The Gatoff agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996.  The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. Consequently, the employment agreement has been extended annually through December 31, 2009, based on the original terms, and no non-renewal notice has been given as of June 9, 2009.  The agreement provides for annual compensation of $275, which has been increased to $289 as a result of pay raises, plus certain other benefits.  In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007
NOTE K (continued)

As a result of the sale of Miami Subs, the employment agreement between Miami Subs and its then President and Chief Operating Officer (who also serves as an executive officer of Nathan’s) was cancelled and a new employment agreement was entered into with Nathan’s effective May 31, 2007. The agreement provides for annual compensation of $210 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. No non-renewal notice has been given as of June 9, 2009. Consequently, the employment agreement has been extended through September 30, 2010. The agreement includes a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined. In the event a non-renewal notice is delivered, the Company must pay the officer an amount equal to the employee’s base salary as then in effect.

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

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21 who have been employed by the Company for at least one year.  Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary.  The Company matches contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary.  Employer contributions for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007 were $27, $29, and $32, respectively.

7.	Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees.  The Company does not provide medical benefits to retirees.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

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

As of March 29, 2009, the Company has noncancelable operating lease commitments, net of certain sublease rental income, as follows:
	Lease	Sublease	Net lease
	commitments	income	commitments

2010	$1,429	$390	$1,039
2011	809	282	527
2012	601	220	381
2013	544	190	354
2014	541	96	445
Thereafter	7,056	98	6,958

	$10,980	$1,276	$9,704

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,215, $1,204, and $1,174 for the fiscal years ended March 29, 2009, March 30, 2008, and March 25, 2007, respectively.  Sublease rental income was $203, $194 and $140 for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, respectively.

Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels.  The percentage of gross sales to be paid and related gross sales level vary by unit.  Contingent rental expense, which is inclusive of common area maintenance charges, was approximately $147, $59 and $70 for the fiscal years ended March 29, 2009, March 30, 2008, and March 25, 2007 respectively.

The Company leases three sites, which it in turn subleases to franchisees, which expire on various dates through 2018 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE L (continued)

The Company also subleases a restaurant location to a third party. This sub-lease provides for minimum annual rental payments by the Company aggregating approximately $102 and expires in 2013 exclusive of renewal options.

The Company leases the majority of its Corporate office in Florida to the purchaser of Miami Subs, which lease provides for lease payments of $108 per annum and charges for Common Area expenses.  The lease expires in 2014 exclusive of renewal options.

In January 2009, the Company entered into a commitment, as amended, to purchase 2,592,000 pounds of hot dogs for $4,368 from its primary hot dog manufacturer. Nathan’s has the right to order this product between April through September 2009.  The hot dogs to be purchased represent approximately 43% of Nathan’s estimated usage during the period of the commitment.

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

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE L (continued)

Accordingly, if the master landlord is found liable for damages and seeks indemnity from the Company, the Company believes that it would be entitled to coverage under the subtenant's insurance policy.  Additionally, under the terms of the sublease, the subtenant is required to indemnify the Company, regardless of insurance coverage.

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which: (i) SMG acts as the Company's exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan's Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce hot dogs for the Nathan's Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008, due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement.  The Company has answered SMG's complaint and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  The parties are currently proceeding with the process of the litigation.

3.	Guarantees

At the time of the sale of Miami Subs, a severance agreement, previously entered into between Miami Subs and one executive of Miami Subs, remained in force along with the guaranty by Nathan’s of Miami Subs’ obligations under that agreement.  The agreement provided for a severance payment of $115,000 payable in six (6) monthly installments and payment for post-employment health benefits for the employee and dependants for the maximum period permitted under Federal Law.  The executive terminated his employment with Miami Subs, effective October 5, 2007 and agreed to receive his severance payment over a 56-week period.  Nathan’s had the right to seek reimbursement from Miami Subs in the event that Nathan’s was required to make payments under the guarantee of the agreement. Nathan’s initially recorded a liability of $115,000 at the date of sale in connection with this guarantee. The severance obligation was fully satisfied by Miami Subs during the fiscal year ended March 29, 2009. Nathan’s was not required to make any payments under this guarantee.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE M - RELATED PARTY TRANSACTIONS

An accounting firm of which Charles Raich, who serves on Nathan’s Board of Directors serves as Managing Partner, received ordinary tax preparation and other consulting fees of $146, $182, and $128 for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, respectively.

A firm  which Mr. Lorber serves as a consultant to (and, prior to January 2005, was the Chairman of), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $15, $12, and $23 for the fiscal years ended March 29, 2009, March 30, 2008, and March 25, 2007, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 29, 2009, March 30, 2008 and March 25, 2007

NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2009

Total revenues	$14,040	(a)	$14,523	$10,619	$10,039
Gross profit (b)	2,684		2,817	1,652	1,553
Net income	3,822	(d)	1,859	857	944

Per share information
Net income per share
Basic (c)	$.62		$.31	$.15	$.17
Diluted (c)	$.59		$.29	$.14	$.16

Shares used in computation of net income per share
Basic (c)	6,165,000		5,984,000	5,756,000	5,685,000
Diluted (c)	6,473,000		6,309,000	6,022,000	5,915,000

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2008
Total revenues (a)	$12,737		$14,019	$10,240	$10,229
Gross profit (a)(b)	2,393		3,274	1,892	1,630
Net income	3,152	(e)	1,774	877	752

Per share information
Net income per share
Basic (c)	$.52		$.29	$.14	$.12
Diluted (c)	$.48		$.27	$.14	$.12

Shares used in computation of net income per share
Basic (c)	6,018,000		6,119,000	6,092,000	6,109,000
Diluted (c)	6,499,000		6,562,000	6,492,000	6,457,000

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

(d)	Includes gains of disposal of discontinued operations, net of tax, of $2,519.
(e)	Includes gains of disposal of discontinued operations, net of tax, of $1,568.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 29, 2009, March 30, 2008 and March 25, 2007

(in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		(1)	(2)
Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period

Fifty-two weeks ended March 29, 2009

Allowance for doubtful accounts - accounts receivable	$104	173	$27(b)	$99(a)	$205

Fifty-three weeks ended March 30, 2008

Allowance for doubtful accounts - accounts receivable	$94	$-	$20(b)	$10(a)	$104

Fifty-two weeks ended March 25, 2007

Allowance for doubtful accounts - accounts receivable	$128	$-	$-	$34(a)	$94

(a)	Uncollectible amounts written off.
(b)	Uncollectible marketing fund contributions.

EXHIBIT INDEX

21	List of Subsidiaries of the Registrant.
23	Consent of Grant Thornton LLP dated June 9, 2009.
31.1	Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.