Form 10-Q
period 2009-06-28
NATHANS FAMOUS INC
filed 2009-08-07
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from ________________________ to ________________________.

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

At August 5, 2009, an aggregate of 5,373,748 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

INDEX

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 28, 2009 and March 29, 2009
(in thousands, except share and per share amounts)

Item 1. Financial Statements

	June 28, 2009	March 29, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,011	$8,679
Marketable securities	25,265	25,670
Accounts and other receivables, net	6,941	4,869
Note receivable	296	290
Inventories	1,002	668
Prepaid expenses and other current assets	700	1,326
Deferred income taxes	696	696
Total current assets	43,911	42,198

Note receivable	1,389	1,466
Property and equipment, net	4,110	4,126
Goodwill	95	95
Intangible asset, net	1,353	1,353
Deferred income taxes	431	428
Other assets	158	158

	$51,447	$49,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,200	$2,857
Accrued expenses and other current liabilities	3,485	3,867
Deferred franchise fees	143	171
Total current liabilities	6,828	6,895

Other liabilities	1,039	1,080

Total liabilities	7,867	7,975

COMMITMENTS AND CONTINGENCIES (Note K)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,305,683 shares issued; and 5,611,877 shares outstanding at June 28, 2009 and March 29, 2009.	83	83
Additional paid-in capital	49,108	49,001
Retained earnings	12,791	11,228
Accumulated other comprehensive income	396	335
	62,378	60,647
Treasury stock, at cost, 2,693,806 shares at June 28, 2009 and March 29, 2009.	(18,798)	(18,798)
Total stockholders’ equity	43,580	41,849

	$51,447	$49,824

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended June 28, 2009 and June 29, 2008
(in thousands, except share and per share amounts)
(Unaudited)

	June 28, 2009	June 29, 2008

REVENUES
Sales	$11,015	$11,016
Franchise fees and royalties	1,154	1,152
License royalties	1,807	1,615
Interest income	240	247
Other income	16	12
Total revenues	14,232	14,042

COSTS AND EXPENSES
Cost of sales	8,109	8,332
Restaurant operating expenses	823	912
Depreciation and amortization	199	198
General and administrative expenses	2,628	2,445
Total costs and expenses	11,759	11,887

Income from continuing operations before provision for income taxes	2,473	2,155
Provision for income taxes	910	800
Income from continuing operations	1,563	1,355

Income from discontinued operations, including gains on disposal of discontinued operation before income taxes of $3,906 in 2008	-	3,914
Provision for income taxes	-	1,447
Income from discontinued operations	-	2,467

Net income	$1,563	$3,822

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.28	$.22
Income from discontinued operations	-	.40
Net income	$.28	$.62

Diluted income per share:
Income from continuing operations	$.27	$.21
Income from discontinued operations	-	.38
Net income	$.27	$.59

Weighted average shares used in computing income per share
Basic	5,612,000	6,165,000
Diluted	5,879,000	6,473,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirteen weeks ended June 28, 2009
(in thousands, except share and per share amounts)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 29, 2009	8,305,683	$83	$49,001	$11,228	$335	2,693,806	$(18,798)	$41,849

Share-based compensation	-	-	107	-	-	-	-	107

Unrealized gains on marketable securities, net of deferred income tax of $40	-	-	-	-	61	-	-	61

Net income	-	-	-	1,563	-	-	-	1,563

Balance, June 28, 2009	8,305,683	$83	$49,108	$12,791	$396	2,693,806	$(18,798)	$43,580

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirteen weeks ended June 28, 2009 and June 29, 2008
(in thousands, except share and per share amounts)
(Unaudited)

	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income	$1,563	$3,822
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	199	198
Amortization of intangible assets	-	3
Amortization of bond premium	71	58
Amortization of deferred compensation	-	18
Gains on sales of subsidiaries	-	(3,906)
Share based compensation expense	107	106
Provision for doubtful accounts	121	-
Deferred income taxes	(43)	(43)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,193)	(1,698)
Inventories	(328)	(168)
Prepaid expenses and other current assets	626	624
Accounts payable, accrued expenses and other current liabilities	(39)	880
Deferred franchise fees	(28)	58
Other liabilities	(41)	47

Net cash provided by (used in) operating activities	15	(1)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	435	500
Purchase of property and equipment	(189)	(169)
Payments received on notes receivable	71	147
Proceeds from sale of subsidiary	-	3,961

Net cash provided by investing activities	317	4,439

Cash flows from financing activities:
Repurchase of treasury stock	-	(1,460)
Proceeds from the exercise of stock options	-	10

Net cash used in financing activities	-	(1,450)

Net increase in cash and cash equivalents	332	2,988

Cash and cash equivalents, beginning of period	8,679	14,381

Cash and cash equivalents, end of period	$9,011	$17,369

Cash paid during the period for:
Interest	$-	$-
Income taxes	$155	$123

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$-	$250

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2009
(Unaudited)
 NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s”, the “Company” or “we”) as of and for the thirteen-week periods ended June 28, 2009 and June 29, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented.  However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission.  Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies subsequent to March 29, 2009.

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp., and on June 7, 2007, completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (See Note E).

We evaluated events or transactions which occurred subsequent to the balance sheet date but prior to August 7, 2009, the issuance date of the financial statements, for recognition or disclosure.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS –NOT YET ADOPTED

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods, ending after September 15, 2009, which for us is the second quarter of fiscal 2010. The implementation of SFAS No. 168 will not have any impact on our consolidated financial position and results of operations upon adoption.

NOTE C – ADOPTION OF ACCOUNTING PRONOUNCEMENTS

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

Nathan’s adopted the provisions of SFAS No. 141R and FSP No. 141R-1 on March 30, 2009. The adoption of these standards had no impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Nathan’s adopted the provisions of SFAS No. 160 on March 30, 2009. The adoption of this standard had no impact on our consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  Nathan’s adopted the provisions of FSP No. 142-3 on March 30, 2009. The adoption of this standard had no impact on our consolidated financial position or results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force 08-3 (“EITF 08-3”), “Accounting by Lessees for Maintenance Deposits,” which provides guidance for accounting for maintenance deposits paid by a lessee to a lessor. Nathan’s adopted the provisions of EITF 08-3 on March 30, 2009. The adoption of this standard had no impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP No. 115-2 and FSP No. 124-2”) which segregate credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will still have to be measured at fair value in other comprehensive income. The FSPs also require some additional disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Nathan’s adopted the provisions of FSP No. 115-2 and FSP No. 124-2 on March 30, 2009. The adoption of these standards had no impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position Nos. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which increases the frequency of fair value disclosures to a quarterly basis instead of annually. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. Nathan’s adopted the provisions of FSP No. 107-1 and FSP APB 28-1 on March 30, 2009. The adoption of these standards, which required interim disclosures, which we included in Note D, had no impact on our consolidated financial position or results of operations.

In May 2009, the Financial Accounting Standards Board issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 establishes: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events. Nathan’s adopted the provisions of SFAS No. 165 on March 30, 2009. In connection with the adoption of SFAS No. 165, we have included a disclosure to address the date through which we evaluated subsequent events.

NOTE D – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 157 eliminates the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  In February 2008, the FASB delayed the effective date of the provisions of SFAS No. 157 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually) for one year. Nathan’s adopted the provisions of SFAS No. 157 for financial assets and liabilities on March 31, 2008 and adopted the remaining provisions for non-financial assets and liabilities on March 30, 2009.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. FSP No. 157-4 reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. Nathan’s adopted the provisions of FSP No. 157-4 on March 30, 2009. The effect on our consolidated financial position and results of operations of adopting these standards was not significant.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 28, 2009 by SFAS No.157 valuation hierarchy (in thousands):

	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$25,265	$-	$25,265

Total assets at fair value	$-	$25,265	$-	$25,265

Nathan’s marketable securities, which consists primarily of municipal bonds, are not actively traded.  The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.  The carrying amount of the note receivable approximates fair value, as determined using level three inputs, as the current interest rate on such instrument approximates current market interest rates on similar instruments.

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 28, 2009, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE E – DISCONTINUED OPERATIONS

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), related to the accounting and reporting for components of a business to be disposed of.  In accordance with SFAS No. 144, the definition of discontinued operations includes components of an entity whose cash flows are clearly identifiable. SFAS No. 144 requires the Company to classify as discontinued operations any restaurant, property or business outlet that Nathan’s sells, abandons or otherwise disposes of where the Company will have no further involvement in the operation of, or cash flows from, such restaurant, property or business outlet operations.

1.	Sale of NF Roasters Corp.

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp. (“NF Roasters”), the franchisor of the Kenny Rogers Roasters concept, to Roasters Asia Pacific (Cayman) Limited. Pursuant to the Stock Purchase Agreement (“NFR Agreement”), Nathan’s sold all of the stock of NF Roasters for $4,000,000 in cash.

In connection with the NFR Agreement, Nathan’s and its previously-owned subsidiary, Miami Subs, may continue to sell Kenny Rogers products within the then-existing restaurants without payment of royalties.

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

Nathan’s realized a gain on the sale of NF Roasters of $3,656,000 net of professional fees of $39,000 and recorded income taxes of $1,289,000 on the gain during the fiscal year ended March 29, 2009. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters.

Therefore, the results of operations for NF Roasters, including the gain on disposal, have been presented as discontinued operations for the period ended June 29, 2008.

2. Sale of Miami Subs Corporation

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (“Miami Subs”) to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000 consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”).  The MSC Note bears interest at 8% per annum and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year of the sale, Nathan’s would have been required to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of $250,000 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized an additional gain of $250,000, or $158,000 net of tax, resulting from the contingent consideration which was deferred at the time of sale, during the fiscal year ended March 29, 2009.

NOTE F - INCOME PER SHARE

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen-week periods ended June 28, 2009 and June 29, 2008, respectively.

  Thirteen weeks
					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2009	2008	2009	2008	2009	2008
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,563	$1,355	5,612	6,165	$0.28	$0.22
Effect of dilutive employee stock options and warrants	-	-	267	308	(0.01)	(0.01)
Diluted EPS
Diluted calculation	$1,563	$1,355	5,879	6,473	$0.27	$0.21

Options to purchase 110,000 shares of common stock in the thirteen-week periods ended June 28, 2009 and June 29, 2008 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the period.

NOTE G – INCOME TAXES

The income tax provisions on continuing operations reflect effective tax rates of 36.8% in 2009 and 37.1% in 2008.  Nathan’s estimates that its annual tax rate for the fiscal year ending March 28, 2010 will be approximately 35.0% to 37.5%.  The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

The amount of unrecognized tax benefits at June 28, 2009 was $510,000, all of which would impact Nathan’s effective tax rate, if recognized.  As of June 28, 2009, Nathan’s had $380,000 of accrued interest and penalties in connection with unrecognized tax benefits.

There was no material change in the amount of uncertain tax benefits recognized during the thirteen-week period ended June 28, 2009. Nathan’s is seeking to resolve various uncertain tax positions during the year ending March 28, 2010. It is reasonably possible that the amount of unrecognized tax benefits could change in the next 12 months, which could lower its effective tax rate for the year.

Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be reduced by $50,000 to $250,000.

NOTE H – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 28, 2009 and June 29, 2008 was $107,000 and $124,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of June 28, 2009, there was $792,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately two years, three months, which represents the requisite service periods for such awards.

There were no share-based awards granted during the thirteen-week periods ended June 28, 2009 or June 29, 2008.

Stock options outstanding:

Transactions with respect to stock options for the thirteen weeks ended June 28, 2009, are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 29, 2009	1,027,308	$6.94	2.93	$6,723,000

Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-

Options outstanding at June 28, 2009	1,027,308	$6.94	2.68	$7,081,436

Options exercisable at June 28, 2009	869,975	$5.44	2.24	$7,056,156

There were no stock options exercised during the thirteen-week period ended June 28, 2009.

NOTE I – STOCKHOLDERS’ EQUITY

Through June 28, 2009, Nathan’s purchased a total of 2,693,806 shares of common stock at a cost of approximately $18,798,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  None of these repurchased shares were repurchased during the thirteen-week period ended June 28, 2009.  On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 193,806 shares were repurchased at a cost of $2,400,000 as of June 28, 2009.

On February 5, 2009, Nathan’s and Mutual Securities Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which commenced on March 16, 2009.  The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously-announced fourth stock repurchase plan, for the purchase of up to 500,000 shares.  The 10b5-1 Agreement shall terminate no later than March 15, 2010.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately- negotiated transaction with Prime Logic Capital, LLC.

After giving effect to the repurchase made on June 30, 2009, there are 306,194 and 261,871 shares remaining to be purchased pursuant to the fourth and fifth stock repurchase plans, respectively.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the fourth and fifth stock repurchase plans.

At June 28, 2009 the Company has reserved 15,246,683 shares of common stock for issuance upon exercise of the Rights approved by the Board of Directors on June 4, 2008.

NOTE J - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:
	Thirteen weeks ended June 28, 2009	Thirteen weeks ended June 29, 2008
	(in thousands)	(in thousands)

Net income	$1,563	$3,822

Unrealized gain (loss) on available-for-sale securities, net of tax expense (benefit) of $40, and ($99), respectively	61	(143)

Comprehensive income	$1,624	$3,679

Accumulated other comprehensive income at June 28, 2009 and March 29, 2009 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE K - COMMITMENTS AND CONTINGENCIES

1.	Commitments

In January 2009, the Company entered into a commitment to purchase 2,592,000 pounds of hot dogs for $4,368,000 from its primary hot dog manufacturer between April through September 2009. Through June 28, 2009, Nathan’s purchased approximately 1,256,000 pounds of hot dogs pursuant to this purchase commitment. Nathan’s expects to complete the purchase of the remaining 1,336,000 pounds of product between July and September 2009.

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

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which: (i) SMG acts as the Company's exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan's Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce hot dogs for the Nathan's Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008, due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement.  The Company has answered SMG's complaint and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier. Each of the parties has moved for summary judgment in its favor.

On July 31, 2009, the Company was served with a class action complaint filed in the Superior Court of the State of New Jersey, Essex County (the "Complaint").  In addition to Nathan's Famous, Inc., the Complaint names as defendants Kraft Foods, Sara Lee Corporation, ConAgra Foods, Inc., and Marathon Enterprises, Inc. (together with Nathan's Famous, Inc., the "Defendants"). The named class plaintiffs purport to represent consumers who have purchased processed meat products that were distributed and sold in New Jersey from July 22, 2003 through July 22, 2009.  The Complaint alleges, among other things, that Defendants violated the New Jersey Consumer Fraud Act (N.J.S.A. 56:8-2) (the "Act") by omitting material information about their respective processed meat products for the purpose of inducing consumers to purchase the products.  The Complaint seeks injunctive relief, attorneys' fees and costs incurred in bringing the lawsuit.  The named plaintiffs are further seeking combined damages in the amount of $900.00. If a violation of the Act is found to have occurred, named plaintiffs are entitled to trebled damages in the combined amount of $2,700.00.  The Company is presently evaluating its response to the Complaint; however, management believes that any liability will not have a material impact on the financial condition of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs has on our profitability and operating results; the pending litigation with the primary supplier of hot dogs to our Branded Product Program may result in a disruption in that supply or increased costs, which would adversely effect our operating results; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as those risks discussed from time to time in the Company’s Form 10-K annual report for the year ended March 29, 2009, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

In addition to plans for expansion through franchising, licensing and our Branded Product Program, Nathan’s continues to co-brand within its restaurant system.  Nathan’s is also the owner of the Arthur Treachers brand. At June 28, 2009, the Arthur Treacher’s brand was being sold within 58 Nathan’s restaurants.

Today, our restaurant system consists of 289 Nathan’s franchised or licensed units, including 102 Branded Menu units and five Company-owned units (including one seasonal unit), located in 24 states, the Cayman Islands and four foreign countries. Included in the number of Branded Menu units are 42 Miami Subs locations.  Previously, Miami Subs locations were not included in the number of units operating. At June 29, 2008, our restaurant system consisted of 230 Nathan’s franchised or licensed units, including 40 limited-menu Branded Menu locations and six Company-owned units (including one seasonal unit), located in 20 states and four foreign countries.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 29, 2009, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; impairment of notes receivable; share-based compensation and income taxes (including uncertain tax positions).  Since March 29, 2009, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

Adoption of Accounting Pronouncements

See Note C to the Consolidated Financial Statements contained in Item 1, for a complete discussion of the impact of adopting new accounting pronouncements during the fiscal quarter ended June 28, 2009 on the Company’s financial position and results of operations.

Recently Issued Accounting Standards Not Yet Adopted

See Note B, to the Consolidated Financial Statements contained in Item 1, for a discussion of recently issued accounting standards not yet adopted.

Revenues from Continuing Operations

Total sales were $11,015,000 for the thirteen weeks ended June 28, 2009 (“fiscal 2010 period”) as compared to $11,016,000 for the thirteen weeks ended June 29, 2008 (“fiscal 2009 period”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 3.4% to $6,843,000 for the fiscal 2010 period as compared to sales of $6,618,000 in the fiscal 2009 period. This increase was primarily attributable to price increases of 11.7%, which was partly offset by lower sales volume of approximately 8.4%. Total Company-owned restaurant sales (representing four comparable Nathan’s restaurants and one seasonal restaurant during both periods and one restaurant that was transferred to a franchisee on January 26, 2009) were $3,496,000 for the fiscal 2010 period as compared to $3,859,000 during the fiscal 2009 period. Sales at the four comparable Company-owned restaurants (excluding one seasonal restaurant and the restaurant that was transferred to a franchisee in January 2009) were $3,282,000 during the fiscal 2010 period, as compared to $3,387,000 during the fiscal 2009 period. The sales decline at our four comparable Company-owned restaurants occurred during June 2009, which we believe was primarily attributable to weather conditions.  The rain during June 2009 severely reduced the number of people that went to the beach and consequently our Coney Island restaurant.  Sales during April and May 2009 had increased by approximately 5.1% over the same period last year. During the fiscal 2010 period, sales to our television retailer were approximately $137,000 higher than the fiscal 2009 period. Nathan’s products were on air 38 times during the fiscal 2010 period as compared to 18 times during the fiscal 2009 period. This year’s airings included 10 “Try Me” special promotions, seven “Today’s Special Value” promotions and two, half-hour food shows.

Franchise fees and royalties were $1,154,000 in the fiscal 2010 period as compared to $1,152,000 in the fiscal 2009 period. Total royalties were $1,037,000 in the fiscal 2010 period as compared to $1,035,000 in the fiscal 2009 period. During the fiscal 2010 period, we did not recognize revenue of $105,000 for royalties deemed to be uncollectible as compared to the fiscal 2009 period, when we did not recognize $27,000 of royalty income. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $1,142,000 in the fiscal 2010 period as compared to $1,062,000 in the fiscal 2009 period. During the fiscal 2010 period, Nathan’s earned $30,000 of higher royalties from sales by our manufacturers and primary distributor under our Branded Menu Program primarily due to the increase in the number of Branded Menu locations.  Franchise restaurant sales were $23,998,000 in the fiscal 2010 period as compared to $23,756,000 in the fiscal 2009 period. Comparable domestic franchise sales (consisting of 128 Nathan’s outlets, excluding sales under the Branded Menu Program) were $16,887,000 in the fiscal 2010 period as compared to $18,303,000 in the fiscal 2009 period, a decrease of 7.7%.  Franchise sales continued to be negatively affected by the economic recession, particularly at our travel, retail and entertainment venues, where sales are lower by approximately 10% compared to the fiscal 2009 period. At June 28, 2009, 289 domestic and international franchised or Branded Menu Program franchise outlets were determined to be operating as compared to 230 domestic and international franchised or Branded Menu Program franchise outlets at June 29, 2008. (Included in the number of Branded Menu units are 42 Miami Subs locations at June 28, 2009.  Previously, Miami Subs locations were not included in the number of units operating.)  Royalty income from 13 domestic franchised outlets was deemed unrealizable during the thirteen weeks ended March 29, 2009, as compared to 10 franchised outlets during the thirteen weeks ended June 29, 2008. Domestic franchise fee income was $68,000 in the fiscal 2010 period as compared to $47,000 in the fiscal 2009 period due to the opening of more conventional locations during the fiscal 2010 period. International franchise fee income was $49,000 in the fiscal 2010 period, as compared to $70,000 during the fiscal 2009 period primarily due to fewer openings of international franchised restaurants. During the fiscal 2010 period, seven new franchised outlets opened, including four Branded Menu Program outlets, one unit in Kuwait and one unit in the Dominican Republic. During the fiscal 2009 period, 14 new franchised outlets were opened, including nine Branded Menu Program outlets, two units in Kuwait and one unit in Dubai.

License royalties increased by $192,000 or 11.9% to $1,807,000 in the fiscal 2010 period as compared to $1,615,000 in the fiscal 2009 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $1,516,000 increased 11.6% from $1,358,000 as a result of higher licensee sales during the fiscal 2010 period.  Royalties earned from SFG, primarily from the retail sale of hot dogs, were $1,125,000 during the fiscal 2010 period as compared to $1,052,000 during the fiscal 2009 period. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $391,000 during the fiscal 2010 period as compared to $306,000 during the fiscal 2009 period. Beginning March 2008, Nathan’s World Famous Beef Hot Dogs were introduced into over 500 of the foodservice cafes operating in Sam’s Clubs throughout the United States. The Sam’s Club introduction was substantially completed by June 2008.  Accordingly, we anticipate earning similar royalties under this agreement during the balance of this fiscal year as compared to the last three fiscal quarters of last year. We earned higher revenues of $37,000 from our agreement for the manufacture of Nathan’s proprietary ingredients. Interest income was $240,000 in the fiscal 2010 period as compared to $247,000 in the fiscal 2009 period, primarily due to lower interest income on our MSC Note (as defined) receivable, received in connection with the sale of Miami Subs on June 7, 2007.

Other income was $16,000 in the fiscal 2010 period as compared to $12,000 in the fiscal 2009 period.

Costs and Expenses from Continuing Operations

Overall, our cost of sales decreased by $223,000 to $8,109,000 in the fiscal 2010 period as compared to $8,332,000 in the fiscal 2009 period. Our gross profit (representing the difference between sales and cost of sales) was $2,906,000 or 26.4% of sales during the fiscal 2010 period as compared to $2,684,000 or 24.4% of sales during the fiscal 2009 period.

In the Branded Product Program, our cost of sales decreased by approximately $93,000 during the fiscal 2010 period when compared to the fiscal 2009 period, primarily as a result of the sales volume decline, which was partly offset by an approximate 5.7% increase in the cost of our hot dogs. During the fiscal 2010 period, the market price of hot dogs was approximately 0.5% higher than during the fiscal 2009 period. This disparity is due to the varying effects that the Company’s purchase commitments had on the fiscal 2010 period and fiscal 2009 period results. In January 2009, we entered into a purchase commitment, as amended, to acquire 2,592,000 pounds of hot dogs at $1.685 per pound from April 2009 through September 2009. In January 2008, we entered into a purchase commitment to acquire approximately 1,785,000 pounds of hot dogs at $1.535 per pound from April 2008 through August 2008. These purchase commitments lowered our hot dog costs during the fiscal 2010 and fiscal 2009 periods by $41,000 and $304,000, respectively, as compared to purchasing all of our products at the then-prevailing market price. These savings offset some of the effects of the higher commodity costs for beef and beef trimmings. Beginning in July 2008, we initiated price increases in our Branded Product Program, in an effort to offset the increased cost of our hot dogs, which has improved margins. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during the fiscal 2010 period was $1,997,000 or 57.1% of restaurant sales, as compared to $2,237,000 or 58.0% of restaurant sales in the fiscal 2009 period.  During the fiscal 2010 period, our Company-owned stores experienced lower food and labor-related costs as a percentage of sales. The lower food cost as a percentage of sales was due primarily to the slightly lower commodity cost of our products and the effect of the sales price increases for select menu items. Cost of sales to our television retailer increased by $110,000 in the fiscal 2010 period, primarily due to higher sales volume and the higher cost of hot dogs.

Restaurant operating expenses decreased by $89,000 to $823,000 in the fiscal 2010 period as compared to $912,000 in the fiscal 2009 period. The decrease during the fiscal 2010 period when compared to the fiscal 2009 period results from operating one less restaurant during the fiscal 2010 period of $61,000 and from lower utility costs of $14,000, lower occupancy costs of $20,000 and reductions in various other costs of $34,000, which were partly offset by higher marketing costs of $33,000 in connection with three monthly Free Standing Insert campaigns. During the fiscal 2010 period our utility costs were approximately 8.3% lower than the fiscal 2009 period which was due to lower commodity costs and lower consumption. We continue to be concerned about the uncertain market conditions for oil and natural gas.

Depreciation and amortization was $199,000 in the fiscal 2010 period as compared to $198,000 in the fiscal 2009 period.

General and administrative expenses increased by $183,000 or 7.5% to $2,628,000 in the fiscal 2010 period as compared to $2,445,000 in the fiscal 2009 period. The difference in general and administrative expenses was due primarily to an increase in bad debts of $121,000 and un-reimbursed property costs of $48,000. We also incurred higher tax and audit fees of approximately $83,000, which were partly offset by lower occupancy costs of $32,000, stock compensation of $18,000 and other reduced costs.

Provision for Income Taxes from Continuing Operations

In the fiscal 2010 period, the income tax provision was $910,000 or 36.8% of income from continuing operations before income taxes as compared to $800,000 or 37.1% of income from continuing operations before income taxes in the fiscal 2009 period. For the fiscal periods ended June 28, 2009 and June 29, 2008, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 40.1% and 40.6%, respectively.

Discontinued Operations

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp. (“NF Roasters”), to Roasters Asia Pacific (Cayman) Limited. Pursuant to the Stock Purchase Agreement, Nathan’s sold all of the stock of NF Roasters for $4,000,000 in cash. The results of operations for NF Roasters, including the gains on disposal, have been presented as discontinued operations for the fiscal 2009 period.

Nathan’s realized a gain on the sale of NF Roasters of $3,656,000 net of professional fees of $39,000, and recorded income taxes of $1,289,000 on the gain during the thirteen weeks ended June 29, 2008. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters.

On June 7, 2007, Nathan’s completed the sale of Miami Subs to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchasers Promissory Note in the amount of $2,400,000 (the “MSC Note”).  In the event the MSC Note were fully repaid within one year of the sale, Nathan’s had agreed to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of $250,000 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized $250,000 as additional gain and initially recorded estimated income taxes of $92,000 during the fiscal 2009 period, resulting from the contingent consideration which was deferred at the time of sale.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, other than the remaining purchase commitment to acquire approximately 1,336,000 pounds of hot dogs between July and September 2009. See Note K to the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash and cash equivalents at June 28, 2009 aggregated $9,011,000, increasing by $332,000 during the fiscal 2010 period.  At June 28, 2009, marketable securities were $25,265,000 compared to $25,670,000 at March 29, 2009 and net working capital increased to $37,083,000 from $35,303,000 at March 29, 2009.

Cash provided by operations of $15,000 in the fiscal 2010 period is primarily attributable to net income of $1,563,000, and other non-cash items of $455,000, net. Changes in Nathan’s operating assets and liabilities decreased cash by $2,003,000, resulting primarily from increased accounts and other receivables of $2,193,000, and increased inventories of $328,000, which were partly offset by decreases in prepaid expenses of $626,000. The increase in accounts and other receivables relates primarily to normal seasonal fluctuations from licensees of $1,064,000, increased sales under the Branded Product Program and to our television retailer of $516,000, advances to Nathan’s advertising fund of $356,000 and higher franchise royalties of $206,000. Inventories increased in anticipation of higher sales to our television retailer and in our Company-operated restaurants. The decrease in prepaid expenses is due primarily to the reduction of prepaid corporate income taxes of $282,000 which have been applied against the fiscal 2010 period income, usage of prepaid expenses for insurance and rent of $151,000 and various other reductions.

Cash provided by investing activities was $317,000 in the fiscal 2010 period, primarily related to cash proceeds of $435,000 from the redemption of maturing available-for-sale securities and $71,000 from the receipt of all scheduled payments on the MSC Note receivable. We also incurred capital expenditures of $189,000.

Through June 28, 2009, Nathan’s purchased a total of 2,693,806 shares of common stock at a cost of approximately $18,798,000  pursuant to its stock repurchase plans previously authorized by the Board of Directors.  None of these shares were repurchased during the thirteen-week period ended June 28, 2009.  On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 193,806 shares were repurchased at a cost of $2,400,000 as of June 28, 2009.

On February 5, 2009, Nathan’s and MSI entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which commenced on March 16, 2009.  The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously-announced fourth stock repurchase plan, for the purchase of up to 500,000 shares.  The 10b5-1 Agreement shall terminate no later than March 15, 2010.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately- negotiated transaction with Prime Logic Capital, LLC.

After giving effect to the repurchase made on June 30, 2009, there are 306,194 and 261,871 shares remaining to be purchased pursuant to the fourth and fifth stock repurchase plans, respectively.

Purchases may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the fourth and fifth stock repurchase plans.

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

We expect that in the future we will continue the stock repurchase programs, make additional investments in certain existing restaurants and support the growth of the Branded Product Program and fund those investments from our operating cash flow. We may also incur capital expenditures in connection with opportunistic investments on a case-by-case basis.

At June 28, 2009, there were four properties that we lease from third parties which we sublease to franchisees and a non-franchisee. Two of the subleases are currently in default of the sublease agreements. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

		Payments Due by Period
		Less than			More than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	3-5 Years	5 Years

Employment Agreements (a)	$3,202	$1,236	$1,166	$400	$400
Operating Leases	10,925	1,576	1,347	1,082	6,920
Gross Cash Contractual Obligations	14,127	2,812	2,513	1,482	7,320

Sublease Income	1,173	232	452	244	245
Net Cash Contractual Obligations	$12,954	$2,580	$2,061	$1,238	$7,075

	Amount of Commitment Expiration by Period
	Total
	Amounts	Less than			More than
Other Contractual Commitment	Committed	1 Year	1 - 3 Years	3-5 Years	5 Years

Commitment to purchase	$2,251	$2,251	$-	$-	$-
Total Other Contractual Commitment	$2,251	$2,251	$-	$-	$-

(a) Includes the extension of Messrs. Gatoff’s and Norbitz’ employment agreements for which no non-renewal notices were provided within the required 180 days of December 31, 2009.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, since then, we have experienced significant cost increases for certain food products, distribution costs and utilities. Our commodity costs for beef have been very volatile since fiscal 2004. During the fiscal 2010 period, the market price of hot dogs was approximately 0.5% higher than during the fiscal 2009 period. During that same period, our cost of beef has been approximately 5.7% higher than the fiscal 2009 period. This disparity is due to the varying affects that the purchase commitments had on the fiscal 2010 period and fiscal 2009 period results, which lowered our costs by 0.8% and 5.7%, respectively. To date, the cost of hot dogs has not increased as rapidly as we experienced during the period May through September 2008, when the cost of hot dogs reached the highest level since the inception of our Branded Product Program. Consequently, the resulting benefit of the purchase commitment was not as significant during the fiscal 2010 period. Since January 2009, the cost of beef and beef trimmings has been relatively stable. However, we are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2010. During the fiscal 2010 period we experienced lower costs for corn oil and cheese which were partly offset by higher costs for potatoes. We may seek to enter into a purchase commitment for corn oil in the future. Additionally, we continue to experience the volatility in oil prices on our  distribution costs for our food products and utility costs in our Company-owned restaurants.

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. The Federal and New York State minimum wages were increased to $7.25 per hour, effective July 24, 2009.  This increase was the final scheduled increase pursuant to existing legislation where our Company-owned restaurants are located. This wage increase is not expected to have a material impact on our results of operations or financial position as the vast majority of our employees are paid at a rate higher than the minimum wage.   Although we only operate five Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees. Continued increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 29, 2009.

Item 3.     Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 28, 2009, Nathans’ cash and cash equivalents aggregated $9,011,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $23,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 28, 2009, the market value of Nathans’ marketable securities aggregated $25,265,000. Interest income on these marketable securities would increase or decrease by approximately $63,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 28, 2009 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal notes and bonds	$26,399	$26,071	$25,692	$25,265	$24,817	$24,369	$23,928

Borrowings

The interest rate on our prior borrowings was generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement.  At June 28, 2009, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. In January 2009, we entered a purchase commitment, as amended, to acquire 2,592,000 pounds of hot dogs at $1.685 per pound from April 2009 through September 2009. In January 2008, we entered into a purchase commitment to acquire approximately 1,785,000 pounds of hot dogs at $1.535 per pound from April 2008 through August 2008. During the fiscal 2010 period, the market price of hot dogs was approximately 0.5% higher than the fiscal 2009 period. However, our cost of beef was approximately 5.7% higher during the fiscal 2010 period than the fiscal 2009 period. This disparity is due to the varying effects that the purchase commitments had on the fiscal 2010 period and fiscal 2009 period results, which lowered our costs by 0.8% and 5.7%, respectively. We may attempt to enter into similar arrangements for hot dogs and other products in the future.  With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodities purchases will be subject to changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 28, 2009 would have increased or decreased our cost of sales by approximately $658,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which: (i) SMG acts as the Company's exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan's Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan's Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the "Termination Date"), due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.   The Company has answered SMG's complaint and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a Stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier. Each of the parties has moved for summary judgment in its favor.

On July 31, 2009, the Company was served with a class action complaint filed in the Superior Court of the State of New Jersey, Essex County (the "Complaint").  In addition to Nathan's Famous, Inc., the Complaint names as defendants Kraft Foods, Sara Lee Corporation, ConAgra Foods, Inc., and Marathon Enterprises, Inc. (and together with Nathan's Famous, Inc., the "Defendants"). The named class plaintiffs purport to represent consumers who have purchased processed meat products that were distributed and sold in New Jersey from July 22, 2003 through July 22, 2009.  The Complaint alleges, among other things, that Defendants violated the New Jersey Consumer Fraud Act (N.J.S.A. 56:8-2) (the "Act") by omitting material information about their respective processed meat products for the purpose of inducing consumers to purchase the products.  The Complaint seeks injunctive relief, attorneys' fees and costs incurred in bringing the lawsuit.  The named plaintiffs are further seeking combined damages in the amount of $900.00. If a violation of the Act is found to have occurred, named plaintiffs are entitled to trebled damages in the combined amount of $2,700.00.  The Company is presently evaluating its response to the Complaint; however, management believes that any liability will not have a material impact on the financial condition of the Company.

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 29, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan

March 30, 2009 April 26, 2009	-0-	$-	-0-	306,194

April 27, 2009 May 24, 2009	-0-	$-	-0-	306,194

May 25, 2009 June 28, 2009	-0-	$-	-0-	306,194
Total	-0-	$-	-0-	306,194

A) Represents the Company’s fiscal periods during the first quarter ended June 28, 2009.

On September 14, 2001, Nathan’s was authorized to purchase up to 1,000,000 shares of its common stock. Pursuant to its first stock repurchase program, we repurchased 1,000,000 shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000. On October 7, 2002, Nathan’s was authorized to purchase up to 1,000,000 additional shares of its common stock. Nathan’s concluded the second authorized stock repurchase program of 1,000,000 shares of common stock at a cost of approximately $5,416,000. On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company.  On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “first 10b5-1 Agreement”) pursuant to which MSI was authorized to purchase shares of the Company’s common stock having a value of up to an aggregate $6 million.  Purchases under the first 10b5-1 Agreement have been completed.  On February 5, 2009, Nathan’s and MSI entered into a second agreement (the “second 10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which purchases commenced on March 16, 2009.  Both the first and the second 10b5-1 Agreements were adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock repurchase plans, for the purchase of up to 500,000 shares.  The first 10b5-1 plan was completed and the second 10b5-1 Agreement shall terminate no later than March 15, 2010.

Through June 28, 2009, Nathan’s purchased a total of 2,693,806 shares of common stock at a cost of approximately $18,798,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  None of these repurchased shares were repurchased during the thirteen-week period ended June 28, 2009.  On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 193,806 shares were repurchased at a cost of $2,400,000 as of June 28, 2009.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately- negotiated transaction with Prime Logic Capital, LLC.

After giving effect to the repurchase made on June 30, 2009, there are 306,194 and 261,871 shares remaining to be purchased pursuant to the fourth and fifth stock repurchase plans, respectively.

Purchases may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the fourth and fifth stock repurchase plans.

Item 6.  Exhibits

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit A to Form 8-K dated June 6, 2008.)

4.3	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Form 8-K dated June 6, 2008.)

10.1	*Stock Purchase Agreement dated June 30, 2009 among Nathan’s Famous, Inc., Prime Logic Capital LLC and Cantor Fitzgerald & Co.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 7, 2009	By:	/s/Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	By:	/s/Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit A to Form 8-K dated June 6, 2008.)

4.3	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Form 8-K dated June 6, 2008.)

10.1	*Stock Purchase Agreement dated June 30, 2009 among Nathan’s Famous, Inc., Prime Logic Capital LLC and Cantor Fitzgerald & Co.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.