Form 10-Q
period 2009-09-27
NATHANS FAMOUS INC
filed 2009-11-06
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 5, 2009, an aggregate of 5,688,939 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

INDEX

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 27, 2009 and March 29, 2009
(in thousands, except share and per share amounts)

Item 1. Financial Statements

	September 27, 2009	March 29, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,691	$8,679
Marketable securities	25,789	25,670
Accounts and other receivables, net	6,019	4,869
Note receivable	302	290
Inventories	843	668
Prepaid expenses and other current assets	692	1,326
Deferred income taxes	696	696
Total current assets	43,032	42,198

Note receivable	1,312	1,466
Property and equipment, net	4,039	4,126
Goodwill	95	95
Intangible asset, net	1,353	1,353
Deferred income taxes	236	428
Other assets	158	158

	$50,225	$49,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,474	$2,857
Accrued expenses and other current liabilities	3,320	3,867
Deferred franchise fees	289	171
Total current liabilities	6,083	6,895

Other liabilities	1,397	1,080

Total liabilities	7,480	7,975

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,523,241 and 8,305,683 shares issued; 5,438,939 and 5,611,877 shares outstanding at September 27, 2009 and March 29, 2009, respectively.	85	83
Additional paid-in capital	50,771	49,001
Retained earnings	14,954	11,228
Accumulated other comprehensive income	752	335
	66,562	60,647
Treasury stock, at cost, 3,084,302 and 2,693,806 shares at September 27, 2009 and March 29, 2009, respectively.	(23,817)	(18,798)
Total stockholders’ equity	42,745	41,849

	$50,225	$49,824

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended September 27, 2009 and September 28, 2008
(in thousands, except share and per share amounts)
(Unaudited)

	September 27, 2009	September 28, 2008

REVENUES
Sales	$11,758	$11,418
Franchise fees and royalties	1,312	1,191
License royalties	1,568	1,628
Interest income	240	275
Other income	18	13
Total revenues	14,896	14,525

COSTS AND EXPENSES
Cost of sales	8,093	8,601
Restaurant operating expenses	973	964
Depreciation and amortization	201	200
General and administrative expenses	2,239	2,249
Recovery of property taxes	-	(441)
Total costs and expenses	11,506	11,573

Income before provision for income taxes	3,390	2,952
Provision for income taxes	1,227	1,093
Net income	$2,163	$1,859

PER SHARE INFORMATION
Basic income per share:
Net income	$.40	$.31

Diluted income per share:
Net income	$.39	$.29

Weighted average shares used in computing income per share
Basic	5,420,000	5,984,000
Diluted	5,594,000	6,309,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Twenty-six weeks ended September 27, 2009 and September 28, 2008
(in thousands, except share and per share amounts)
(Unaudited)

	September 27, 2009	September 28, 2008

REVENUES
Sales	$22,773	$22,434
Franchise fees and royalties	2,466	2,343
License royalties	3,375	3,243
Interest income	480	522
Other income	34	25
Total revenues	29,128	28,567

COSTS AND EXPENSES
Cost of sales	16,202	16,933
Restaurant operating expenses	1,796	1,876
Depreciation and amortization	400	398
General and administrative expenses	4,867	4,694
Recovery of property taxes	-	(441)
Total costs and expenses	23,265	23,460

Income from continuing operations before provision for income taxes	5,863	5,107
Provision for income taxes	2,137	1,893
Income from continuing operations	3,726	3,214

Income from discontinued operations, including gains on disposal of discontinued operations before income taxes of $3,906 in 2008	-	3,914
Provision for income taxes	-	1,447
Income from discontinued operations	-	2,467

Net income	$3,726	$5,681

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.68	$.53
Income from discontinued operations	-	.41
Net income	$.68	$.94

Diluted income per share:
Income from continuing operations	$.65	$.50
Income from discontinued operations	-	.39
Net income	$.65	$.89

Weighted average shares used in computing income per share
Basic	5,516,000	6,075,000
Diluted	5,737,000	6,391,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Twenty-six weeks ended September 27, 2009
(in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity
Balance, March 29, 2009	8,305,683	$83	$49,001	$11,228	$335	2,693,806	$(18,798)	$41,849

Shares issued in connection with the exercise of employee stock options	217,558	2	694	-	-	-	-	696

Repurchase of common stock	-	-	-	-	-	390,496	(5,019)	(5,019)

Income tax benefit on stock option exercises	-	-	862	-	-	-	-	862

Share-based compensation	-	-	214	-	-	-	-	214

Other comprehensive income, net of income taxes – Unrealized gains on available for sale securities, net of deferred tax of $277	-	-	-	-	417	-	-	417

Net income	-	-	-	3,726	-	-	-	3,726

Balance, September 27, 2009	8,523,241	$85	$50,771	$14,954	$752	3,084,302	$(23,817)	$42,745

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Twenty-six weeks ended September 27, 2009 and September 28, 2008
(in thousands, except share and per share amounts)
(Unaudited)

	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net income	$3,726	$5,681
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	400	398
Amortization of intangible assets	-	3
Amortization of bond premium	140	115
Amortization of deferred compensation	-	36
Gain on sales of subsidiaries	-	(3,906)
Share based compensation expense	214	214
Provision for doubtful accounts	181	155
Deferred income taxes	(85)	(85)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,331)	(1,354)
Inventories	(171)	156
Prepaid expenses and other current assets	634	831
Accounts payable, accrued expenses and other current liabilities	(930)	318
Deferred franchise fees	118	27
Other liabilities	317	6

Net cash provided by operating activities	3,213	2,595

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	435	500
Purchase of available-for-sale securities	-	(2,699)
Purchase of property and equipment	(317)	(279)
Payments received on notes receivable	142	297
Proceeds from sale of subsidiary	-	3,961

Net cash provided by investing activities	260	1,780

Cash flows from financing activities:
Repurchase of treasury stock	(5,019)	(4,411)
Proceeds from the exercise of stock options	696	145
Income tax benefits on stock option exercises	862	203

Net cash used in financing activities	(3,461)	(4,063)

Net increase in cash and cash equivalents	12	312

Cash and cash equivalents, beginning of period	8,679	14,381

Cash and cash equivalents, end of period	$8,691	$14,693

Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,119	$1,168

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$-	$250

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2009
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company” or “we”) as of and for the thirteen and twenty-six week periods ended September 27, 2009 and September 28, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented.  However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

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

We evaluated events or transactions which occurred subsequent to the balance sheet date but prior to November 06, 2009, the issuance date of the financial statements, for recognition or disclosure.

NOTE B – ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued an amendment to its existing accounting standard on business combinations, which establishes new principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.

In April 2009, the FASB also issued new guidelines on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination which provides that an acquirer shall recognize an asset acquired or a liability assumed in a business combination that arises from a contingency at fair value, at the acquisition date, if the acquisition-date fair value of that asset or liability can be determined during the measurement period. New guidance is also provided in the event that the fair value of an asset acquired or liability assumed cannot be determined during the measurement period. An acquirer shall also develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies and also provides for the disclosure requirements.

Nathan’s adopted the provisions of the new accounting standards on business combinations on March 30, 2009; the adoption of which had no impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued a new accounting standard, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Nathan’s adopted the provisions of this new accounting standard on March 30, 2009; the adoption of which had no impact on our consolidated financial position or results of operations.

In April 2008, the FASB issued new guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  Nathan’s adopted the new guidance on March 30, 2009; the adoption of which had no impact on our consolidated financial position or results of operations.

In June 2008, the FASB issued new guidance for the accounting for maintenance deposits paid by a lessee to a lessor. Nathan’s adopted these provisions on March 30, 2009; the adoption of  which had no impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued new guidance on the recognition and presentation of other-than-temporary impairments, which segregate credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will still have to be measured at fair value in other comprehensive income. These accounting standards also require some additional disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Nathan’s adopted the new guidance on March 30, 2009; the adoption of which had no impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued new requirements for interim disclosures about fair value of financial instruments, which increase the frequency of fair value disclosures to a quarterly basis instead of annually. The requirements relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to these changes, fair values for these assets and liabilities were only disclosed annually. Nathan’s adopted the provisions of these accounting standards on March 30, 2009. The newly required interim disclosures, which we included in Note C, had no impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued a new accounting standard on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard establishes: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard also requires disclosure of the date through which an entity has evaluated subsequent events. Nathan’s adopted the provisions of this accounting standard on March 30, 2009. In connection with the adoption of this accounting standard, we have included disclosure in Note A to address the date through which we evaluated subsequent events.

In June 2009, the FASB issued the accounting standard “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Nathan’s adopted the provisions of this accounting standard on June 29, 2009. The implementation of this accounting standard did not have any impact on our consolidated financial position and results of operations upon adoption.

NOTE C – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued a new accounting standard on fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. This accounting standard eliminates the diversity in practice that exists due to the different definitions of fair value. This accounting standard retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. This accounting standard states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This accounting standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  In February 2008, the FASB delayed the effective date of the provisions of this accounting standard for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually) for one year. Nathan’s adopted the provisions of this accounting standard for financial assets and liabilities on March 31, 2008 and adopted the remaining provisions for non-financial assets and liabilities on March 30, 2009.

In April 2009, the FASB issued new guidelines for a broad interpretation of when to apply market-based fair value measurements. The new guidance reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. Nathan’s adopted the new guidance on March 30, 2009; the adoption of which did not have a significant impact on our consolidated financial position and results of operations.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 27, 2009 based upon the valuation hierarchy (in thousands):

	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$25,789	$-	$25,789

Total assets at fair value	$-	$25,789	$-	$25,789

Nathan’s marketable securities, which consist primarily of municipal bonds, are not actively traded.  The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.  The carrying amount of the note receivable approximates fair value, as determined using level three inputs, as the current interest rate on such instrument approximates current market interest rates on similar instruments.

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 27, 2009, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – DISCONTINUED OPERATIONS

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

Therefore, the results of operations for NF Roasters, including the gain on disposal, have been presented as discontinued operations for the period ended September 28, 2008.

2. Sale of Miami Subs Corporation

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (“Miami Subs”) to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000 consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”).  The MSC Note bears interest at 8% per annum and is secured by a lien on all of the assets of the Purchaser and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year of the sale, Nathan’s would have been required to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of $250,000 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized an additional gain of $250,000, or $158,000 net of tax, resulting from the contingent consideration which was deferred at the time of sale, during the fiscal year ended March 29, 2009, which has been presented as discontinued operations for the period ended September 28, 2008.

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen- and twenty-six- week periods ended September 27, 2009 and September 28, 2008, respectively.

Thirteen weeks
					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2009	2008	2009	2008	2009	2008
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,163	$1,859	5,420	5,984	$0.40	$0.31
Effect of dilutive employee stock options	-	-	174	325	(0.01)	(0.02)
Diluted EPS
Diluted calculation	$2,163	$1,859	5,594	6,309	$0.39	$0.29

Twenty-six weeks
					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2009	2008	2009	2008	2009	2008
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,726	$3,214	5,516	6,075	$0.68	$0.53
Effect of dilutive employee stock options	-	-	221	316	(0.03)	(0.03)
Diluted EPS
Diluted calculation	$3,726	$3,214	5,737	6,391	$0.65	$0.50

Options to purchase 110,000 shares of common stock in the thirteen- and twenty-six-week periods ended September 27, 2009 and September 28, 2008 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the period.

NOTE F – INCOME TAXES

The income tax provisions on continuing operations reflect effective tax rates of 36.4% in 2009 and 37.1% in 2008.  Nathan’s estimates that its annual tax rate for the fiscal year ending March 28, 2010 will be approximately 35.0% to 37.5%.  The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

The amount of unrecognized tax benefits at September 27, 2009 was $490,000, all of which would impact Nathan’s effective tax rate, if recognized.  As of September 27, 2009, Nathan’s had $365,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the twenty-six-week period ended September 27, 2009, Nathan’s settled uncertain tax positions with one state jurisdiction and has accordingly reduced the associated unrecognized tax benefits and the related accrued interest and penalties by approximately $50,000. During the year ending March 28, 2010, Nathan’s is actively seeking to settle uncertain tax positions with the tax authorities. As a result, it is reasonably possible that the amount of unrecognized tax benefits and the related accrued interest and penalties could be reduced by $50,000 to $175,000 which would favorably impact Nathan’s effective tax rate.

NOTE G – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended September 27, 2009 and September 28, 2008 was $107,000 and $126,000, respectively. Total share-based compensation during the twenty-six week periods ended September 27, 2009 and September 28, 2008 was $214,000 and $250,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of September 27, 2009, there was $685,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately two years, which represents the requisite service periods for such awards.

There were no share-based awards granted during the twenty-six-week periods ended September 27, 2009 or September 28, 2008.

Stock options outstanding:

Transactions with respect to stock options for the twenty-six weeks ended September 27, 2009 are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 29, 2009	1,027,308	$6.94	2.93	$6,723,000

Granted	-	-	-	-
Expired	-	-	-	-
Exercised	217,558	3.20	-	-

Options outstanding at September 27, 2009	809,750	$7.94	3.08	$5,807,413

Options exercisable at September 27, 2009	684,083	$6.70	2.66	$5,675,483

NOTE H – STOCKHOLDERS’ EQUITY

Through September 27, 2009, Nathan’s purchased a total of 3,084,302 shares of common stock at a cost of approximately $23,817,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 390,496 shares of common stock were repurchased during the twenty-six-week period ended September 27, 2009.  On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 193,806 shares were repurchased at a cost of $2,400,000 as of September 27, 2009.

On February 5, 2009, Nathan’s and Mutual Securities Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which commenced on March 16, 2009.  The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously-announced fourth stock repurchase plan, for the purchase of up to 500,000 shares.  The 10b5-1 Agreement was orginally due to terminate no later than March 15, 2010. On November 6, 2009, Nathan's and MSI amended the terms of the 10b5-1 Agreement to increase the aggregate amount to $4.2 million and extend the termination date to no later than August 10, 2010.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. As of September 27, 2009, the Company has repurchased 390,496 shares at a cost of $5,019,000 under the fifth stock repurchase plan.

There are 306,194 and 109,504 shares remaining to be purchased pursuant to the fourth and fifth stock repurchase plans, respectively.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the fourth, fifth and sixth stock repurchase plans.

At September 27, 2009, the Company has reserved 13,056,995 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 4, 2008.

NOTE I - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Thirteen weeks ended September 27, 2009	Thirteen weeks ended September 28, 2008	Twenty-six weeks ended September 27, 2009	Twenty-six weeks ended September 28, 2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income	$2,163	$1,859	$3,726	$5,681

Unrealized gain (loss) on available-for-sale securities, net of tax provision (benefit) of $237, ($84), $277 and ($183), respectively	356	(126)	417	(269)

Comprehensive income	$2,519	$1,733	$4,143	$5,412

Accumulated other comprehensive income at September 27, 2009 and March 29, 2009 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE J - COMMITMENTS AND CONTINGENCIES

1.	Commitments

In January 2009, the Company entered into a commitment to purchase 2,592,000 pounds of hot dogs for $4,368,000 from its primary hot dog manufacturer between April through September 2009. Through September 27, 2009, Nathan’s purchased approximately 2,474,000 pounds of hot dogs pursuant to this purchase commitment. Nathan’s expects to complete the purchase of the remaining 118,000 pounds of product by December 2009. In October 2009, the Company entered into two commitments with its primary hot dog manufacturer to purchase a total 1,965,000 pounds of hot dogs. The first commitment is for 760,000 pounds of hot dogs to be purchased in November and December 2009, for $1,102,000.  The second commitment is for 1,205,000 pounds of hot dogs to be purchased between January 2010 and March 2010. The final pricing under this commitment will be determined after the product has been produced in November 2009.

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

On October 5, 2009, the Company was served with a summons and complaint filed in the Supreme Court of Suffolk County, New York. The plaintiff, Painted Pieces LTD, alleges copyright infringement and asserts causes of action for breach of contract, unjust enrichment, willful wrongful use of plaintiff’s artwork, and violation of the New York general business law, in each case due to the reproduction of certain artwork used by the Company in its advertising.  The complaint seeks damages of an aggregate $10.5 million.

On November 2, 2009, the Company removed the action to the United Stated District Court, Eastern District of New York.  The Company denies all of the claims asserted against it in this litigation and intends to vigorously defend against the action.

The Company has submitted the claim to its various insurance carriers for defense and indemnification.  Two of the several insurance carriers have initially declined coverage and the Company is presently reviewing its rights in relation thereto.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs has on our profitability and operating results; the pending litigation with the primary supplier of hot dogs to our Branded Product Program may result in a disruption in that supply or increased costs, which would adversely affect our operating results; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as those risks discussed from time to time in the Company’s Form 10-K annual report for the year ended March 29, 2009, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

In addition to plans for expansion through franchising, licensing and our Branded Product Program, Nathan’s continues to co-brand within its restaurant system.  Nathan’s is also the owner of the Arthur Treachers brand. At September 27, 2009, the Arthur Treacher’s brand was being sold within 58 Nathan’s restaurants.

Today, our restaurant system consists of 280 Nathan’s franchised or licensed units, including 62 Branded Menu units and seven Company-owned units (including one seasonal unit), located in 24 states, the Cayman Islands and four foreign countries. Included in the number of franchised units are 42 Miami Subs locations.  Previously, Miami Subs locations were not included in the number of units operating. At September 28, 2008, our restaurant system consisted of 235 Nathan’s franchised or licensed units, including 46 limited-menu Branded Menu locations and six Company-owned units (including one seasonal unit), located in 25 states and five foreign countries.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 29, 2009, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; impairment of notes receivable; share-based compensation and income taxes (including uncertain tax positions).  Since March 29, 2009, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

Adoption of Accounting Pronouncements

See Note B to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for a complete discussion of the impact of adopting new accounting pronouncements during the fiscal quarter ended September 27, 2009 on the Company’s financial position.

Results of Operations

Thirteen weeks ended September 27, 2009 compared to thirteen weeks ended September 28, 2008

Revenues from Continuing Operations

Total sales were $11,758,000 for the thirteen weeks ended September 27, 2009 (“second quarter fiscal 2010”) as compared to $11,418,000 for the thirteen weeks ended September 28, 2008 (“second quarter fiscal 2009”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 1.4% to $6,372,000 for the second quarter fiscal 2010 as compared to sales of $6,283,000 in the second quarter fiscal 2009. This increase was primarily attributable to higher average selling prices of 6.8%, which were partly offset by lower sales volume of approximately 3.7%. Total Company-owned restaurant sales (representing five comparable Nathan’s restaurants, including one seasonal restaurant during both periods, two restaurants that the Company has operated due to the default of a franchisee on its franchise agreement and one restaurant that was transferred to a franchisee on January 26, 2009) were $4,920,000 for the second quarter fiscal 2010 as compared to $4,681,000 during the second quarter fiscal 2009. Sales at the five comparable Company-owned restaurants (including one seasonal restaurant) increased by 5.0% to $4,743,000 during the second quarter fiscal 2010, as compared to $4,519,000 during the second quarter fiscal 2009. The sales increase at our comparable Company-owned restaurants was due to higher customer counts of approximately 2.1% and higher check averages of approximately 2.7%.  We believe that favorable weather conditions had a positive impact on our Coney Island restaurant this summer.  During the second quarter fiscal 2010, sales to our television retailer were approximately $12,000 higher than the second quarter fiscal 2009. Nathan’s products were on air 16 times during the second quarter fiscal 2010 as compared to 13 times during the second quarter fiscal 2009.

Franchise fees and royalties were $1,312,000 in the second quarter fiscal 2010 as compared to $1,191,000 in the second quarter fiscal 2009. Total royalties were $1,162,000 in the second quarter fiscal 2010 as compared to $1,058,000 in the second quarter fiscal 2009. During the second quarter fiscal 2010, we did not recognize revenue of $20,000 for royalties deemed to be uncollectible as compared to the second quarter fiscal 2009, when we did not recognize $70,000 of royalty income. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $1,182,000 in the second quarter fiscal 2010 as compared to $1,128,000 in the second quarter fiscal 2009. During the second quarter fiscal 2010, Nathan’s earned $15,000 of higher royalties from sales by our manufacturers and primary distributor under our Branded Menu Program, primarily due to the increase in the number of Branded Menu locations.  Franchise restaurant sales were $25,169,000 in the second quarter fiscal 2010 as compared to $25,143,000 in the second quarter fiscal 2009. Comparable domestic franchise sales (consisting of 126 Nathan’s outlets, excluding sales under the Branded Menu Program) were $18,214,000 in the second quarter fiscal 2010 as compared to $19,647,000 in the second quarter fiscal 2009, a decrease of 7.3%.  Franchise sales continued to be negatively affected by the economic recession, particularly at our travel, retail and entertainment venues, where sales are lower by approximately 7.1% compared to the second quarter fiscal 2009. At September 27, 2009, 280 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 235 domestic and international franchised or Branded Menu Program franchise outlets at September 28, 2008. Royalty income from 10 domestic franchised outlets was deemed unrealizable during the thirteen weeks ended September 27, 2009, as compared to 15 franchised outlets during the thirteen weeks ended September 28, 2008. Domestic franchise fee income was $136,000 in the second quarter fiscal 2010 as compared to $79,000 in the second quarter fiscal 2009 due to the opening of one more conventional location during the second quarter fiscal 2010. International franchise fee income was $14,000 in the second quarter fiscal 2010, as compared to $9,000 during the second quarter fiscal 2009 primarily due to higher amortization of deferred development fees, associated with future development in Canada and China. During the second quarter fiscal 2010, eight new franchised outlets opened, including four Branded Menu Program outlets. During the second quarter fiscal 2009, nine new franchised outlets were opened, including seven Branded Menu Program outlets. We did not open any new international locations in the second quarter fiscal 2010 or the second quarter fiscal 2009.

License royalties decreased by $60,000 or 3.7% to $1,568,000 in the second quarter fiscal 2010 as compared to $1,628,000 in the second quarter fiscal 2009. The primary reason for this decline relates to the $234,000 settlement of a multi-year dispute for the manufacture of Nathan’s proprietary ingredients in the second quarter fiscal 2009. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $1,239,000 increased 14.2% from $1,085,000 as a result of higher licensee sales during the second quarter fiscal 2010.  Royalties earned from SFG, primarily from the retail sale of hot dogs, were $895,000 during the second quarter fiscal 2010 as compared to $786,000 during the second quarter fiscal 2009. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $344,000 during the second quarter fiscal 2010 as compared to $299,000 during the second quarter fiscal 2009.  We earned higher royalties of $43,000 from our agreement for the sale of Nathan’s miniature bagel dogs to club stores.

Interest income was $240,000 in the second quarter fiscal 2010 as compared to $275,000 in the second quarter fiscal 2009, primarily due to lower interest earned on our cash and cash equivalents as a result of the lower current interest rate environment.

Other income was $18,000 in the second quarter fiscal 2010 as compared to $13,000 in the second quarter fiscal 2009.

Costs and Expenses from Continuing Operations

Overall, our cost of sales decreased by $508,000 to $8,093,000 in the second quarter fiscal 2010 as compared to $8,601,000 in the second quarter fiscal 2009. Our gross profit (representing the difference between sales and cost of sales) was $3,665,000 or 31.2% of sales during the second quarter fiscal 2010 as compared to $2,817,000 or 24.7% of sales during the second quarter fiscal 2009.

Cost of sales in the Branded Product Program decreased by approximately $552,000 during the second quarter fiscal 2010 as compared to the second quarter fiscal 2009, primarily as a result of the 7.6% reduction in our cost of  hot dogs and lower sales volume. During the second quarter fiscal 2010, the market price of hot dogs was approximately 12.3% lower than during the second quarter fiscal 2009.  In January 2009, we entered into a purchase commitment, as amended, to acquire 2,592,000 pounds of hot dogs at $1.685 per pound from April 2009 through September 2009, for approximately 47% of the expected usage. In January 2008, we entered into a purchase commitment to acquire approximately 1,785,000 pounds of hot dogs at $1.535 per pound from April 2008 through August 2008, or approximately 30% of the expected usage. These purchase commitments had varying affects on our hot dog costs during the second quarter fiscal 2010 and second quarter fiscal 2009, as compared to purchasing all of our products at the then-prevailing market price. During the second quarter fiscal 2010, the market price of hot dogs had declined from the time that we entered into the purchase commitment, costing the Company approximately $93,000 as compared to the benefit achieved from the prior purchase commitment during the second quarter fiscal 2009 when the market price of hot dogs continued to escalate resulting in savings of $158,000.

With respect to our Company-owned restaurants, our cost of sales during the second quarter fiscal 2010 was $2,588,000 or 52.6% of restaurant sales, as compared to $2,523,000 or 53.9% of restaurant sales in the second quarter fiscal 2009.  During the second quarter fiscal 2010, our Company-owned stores experienced lower food, paper and labor costs as a percentage of sales which was partly offset by higher incentive compensation. The lower food cost as a percentage of sales was due primarily to the lower commodity cost of our products and the effect of sales price increases and certain menu changes. Cost of sales to our television retailer decreased by $21,000 in the second quarter fiscal 2010, primarily due to lower costs for our hot dogs, which was partly offset by higher sales volume.

Restaurant operating expenses were $973,000 in the second quarter fiscal 2010 as compared to $964,000 in the second quarter fiscal 2009. The increase during the second quarter fiscal 2010 when compared to the second quarter fiscal 2009 results from operating one more restaurant during the second quarter fiscal 2010 of $54,000 which was offset by a net reduction in operating expenses. Restaurant operating expenses at our comparable restaurants were $43,000 lower during the second quarter fiscal 2010, due primarily to lower utility costs of $77,000 and reductions in various other costs of $44,000, which were partly offset by higher occupancy costs of $29,000, insurance costs of $29,000 and marketing costs of $24,000 in connection with one monthly free standing insert campaign. During the second quarter fiscal 2010 our utility costs were approximately 8.3% lower than the second quarter fiscal 2009 which was due to lower commodity costs and lower consumption. We continue to be concerned about the uncertain market conditions for oil and natural gas.

Depreciation and amortization was $201,000 in the second quarter fiscal 2010 as compared to $200,000 in the second quarter fiscal 2009.

General and administrative expenses decreased by $10,000 to $2,239,000 in the second quarter fiscal 2010 as compared to $2,249,000 in the second quarter fiscal 2009. The difference in general and administrative expenses was primarily due to a decrease in bad debts of $95,000 and un-reimbursed property costs of $48,000, which was partly offset by higher marketing expenses of $61,000, higher professional fees of approximately $50,000 and higher compensation costs of $18,000.

Provision for Income Taxes from Continuing Operations

In the second quarter fiscal 2010, the income tax provision was $1,227,000 or 36.2% of income from continuing operations before income taxes as compared to $1,093,000 or 37.0% of income from continuing operations before income taxes in the second quarter fiscal 2009. For the fiscal periods ended September 27, 2009 and September 28, 2008, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 38.5% and 40.2%, respectively. During the second quarter fiscal 2010, Nathan’s resolved an uncertain tax position in one state and has reduced the associated unrecognized tax benefits and the related accrued interest and penalties by approximately $50,000 which lowered the effective tax rate from 37.7% to 36.2%. Nathan’s is seeking to further resolve additional uncertain tax positions during the year ending March 28, 2010. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be reduced by $50,000 to $175,000.

Twenty-six weeks ended September 27, 2009 compared to twenty-six weeks ended September 28, 2008

Revenues from Continuing Operations

Total sales were $22,773,000 for the twenty-six weeks ended September 27, 2009 (“fiscal 2010 period”) as compared to $22,434,000 for the twenty-six weeks ended September 28, 2008 (“fiscal 2009 period”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 2.4% to $13,215,000 for the fiscal 2010 period as compared to sales of $12,901,000 in the fiscal 2009 period. This increase was primarily attributable to higher average selling prices of 9.4%, which was partly offset by lower sales volume of approximately 6.3%. Total Company-owned restaurant sales (representing four comparable Nathan’s restaurants and one seasonal restaurant during both periods, two restaurants that the Company  has operated due to the default of a franchisee on its franchise agreement and one restaurant that was transferred to a franchisee on January 26, 2009) were $8,416,000 for the fiscal 2010 period as compared to $8,540,000 during the fiscal 2009 period. Sales at the five comparable Company-owned restaurants (including one seasonal restaurant) were $8,239,000 during the fiscal 2010 period, as compared to $8,192,000 during the fiscal 2009 period. The sales increase at our five comparable Company-owned restaurants was adversely affected by reduced sales during June 2009, which we believe was primarily attributable to poor weather conditions.  The rain during June 2009 severely reduced the number of people that went to the beach and consequently our Coney Island restaurant.  Sales during the five months at these five restaurants, excluding June 2009, increased by approximately 4.8% over the same period last year. During the fiscal 2010 period, sales to our television retailer were approximately $149,000 higher than the fiscal 2009 period. Nathan’s products were on air 57 times during the fiscal 2010 period as compared to 31 times during the fiscal 2009 period. This year’s airings included 10 “Try Me” special promotions, seven “Today’s Special Value” promotions and two, half-hour food shows.

Franchise fees and royalties were $2,466,000 in the fiscal 2010 period as compared to $2,343,000 in the fiscal 2009 period. Total royalties were $2,199,000 in the fiscal 2010 period as compared to $2,093,000 in the fiscal 2009 period. During the fiscal 2010 period, we did not recognize revenue of $125,000 for royalties deemed to be uncollectible as compared to the fiscal 2009 period, when we did not recognize $98,000 of royalty income. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $2,324,000 in the fiscal 2010 period as compared to $2,191,000 in the fiscal 2009 period. During the fiscal 2010 period, Nathan’s earned $45,000 of higher royalties from sales by our manufacturers and primary distributor under our Branded Menu Program, primarily due to the increase in the number of Branded Menu locations.  Franchise restaurant sales were $49,167,000 in the fiscal 2010 period as compared to $48,900,000 in the fiscal 2009 period. Comparable domestic franchise sales (consisting of 126 Nathan’s outlets, excluding sales under the Branded Menu Program) were $34,837,000 in the fiscal 2010 period as compared to $37,470,000 in the fiscal 2009 period, a decrease of 7.0%.  Franchise sales continued to be negatively affected by the economic recession, particularly at our travel, retail and entertainment venues, where sales are lower by approximately 8.1% compared to the fiscal 2009 period. At September 27, 2009, 280 domestic and international franchised or Branded Menu Program franchise outlets were determined to be operating as compared to 235 domestic and international franchised or Branded Menu Program franchise outlets at September 28, 2008. Royalty income from 10 domestic franchised outlets was deemed unrealizable during the twenty-six weeks ended March 29, 2009, as compared to 16 franchised outlets during the twenty-six weeks ended September 28, 2008. Domestic franchise fee income was $204,000 in the fiscal 2010 period as compared to $126,000 in the fiscal 2009 period due to higher opening fees earned from conventional franchised locations during the fiscal 2010 period. International franchise fee income was $63,000 in the fiscal 2010 period, as compared to $79,000 during the fiscal 2009 period primarily due to fewer openings of international franchised restaurants. During the fiscal 2010 period, 15 new franchised outlets opened, including eight Branded Menu Program outlets, one unit in Kuwait and one unit in the Dominican Republic. During the fiscal 2009 period, 23 new franchised outlets were opened, including 16 Branded Menu Program outlets, two units in Kuwait and one unit in Dubai.

License royalties increased by $132,000 or 4.1% to $3,375,000 in the fiscal 2010 period as compared to $3,243,000 in the fiscal 2009 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $2,755,000 increased 12.8% from $2,443,000 as a result of higher licensee sales during the fiscal 2010 period.  Royalties earned from SFG, primarily from the retail sale of hot dogs, were $2,020,000 during the fiscal 2010 period as compared to $1,838,000 during the fiscal 2009 period. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $735,000 during the fiscal 2010 period as compared to $605,000 during the fiscal 2009 period. Beginning March 2008, Nathan’s World Famous Beef Hot Dogs were introduced into over 500 of the foodservice cafes operating in Sam’s Clubs throughout the United States. The Sam’s Club introduction was substantially completed by June 2008.  Accordingly, we anticipate earning similar royalties under this agreement during the balance of this fiscal year as compared to the last two fiscal quarters of last year. We earned lower royalties of $190,000 from the sale of proprietary ingredients during the fiscal 2010 period.  During the fiscal 2009 period, we earned $234,000 in settlement of a multi-year dispute under that agreement related to the unauthorized use of certain ingredients. During the fiscal 2010 period, revenues from our agreement for the manufacture of Nathan’s proprietary ingredients increased by $37,000 when compared to sales in fiscal 2009.

Interest income was $480,000 in the fiscal 2010 period as compared to $522,000 in the fiscal 2009 period, primarily due to lower interest income on our cash and cash equivalents as a result of the lower current interest rate environment and the MSC Note (as defined) receivable, received in connection with the sale of Miami Subs on June 7, 2007.

Other income was $34,000 in the fiscal 2010 period as compared to $25,000 in the fiscal 2009 period.

Costs and Expenses from Continuing Operations

Overall, our cost of sales decreased by $731,000 to $16,202,000 in the fiscal 2010 period as compared to $16,933,000 in the fiscal 2009 period. Our gross profit (representing the difference between sales and cost of sales) was $6,571,000 or 28.9% of sales during the fiscal 2010 period as compared to $5,501,000 or 24.5% of sales during the fiscal 2009 period.

Cost of sales in the Branded Product Program decreased by approximately $645,000 during the fiscal 2010 period as compared to the fiscal 2009 period, primarily as a result of the sales volume decline, and decrease in the cost of our hot dogs by approximately 0.9%. During the fiscal 2010 period, the market price of hot dogs was approximately 5.8% lower than during the fiscal 2009 period.  In January 2009, we entered into a purchase commitment, as amended, to acquire 2,592,000 pounds of hot dogs at $1.685 per pound from April 2009 through September 2009, or approximately 47% of the expected usage. In January 2008, we entered into a purchase commitment to acquire approximately 1,785,000 pounds of hot dogs at $1.535 per pound from April 2008 through August 2008, or approximately 30% of the expected usage. These purchase commitments had varying effects on our hot dog costs during the fiscal 2010 and fiscal 2009 periods, as compared to purchasing all of our products at the then-prevailing market price. During the fiscal 2010 period, the market price of hot dogs declined from the time that we entered into the purchase commitment, costing the Company approximately $52,000. During the fiscal 2009 period, the market price of hot dogs continued to escalate and the purchase commitment yielded savings of $462,000. Beginning in July 2008, we initiated price increases in our Branded Product Program, in an effort to offset the increased cost of our hot dogs, which has improved margins. If the cost of beef and beef trimmings increases for product in excess of that covered by the purchase commitment and we are unable to pass on these higher costs through price increases, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during the fiscal 2010 period was $4,585,000 or 54.5% of restaurant sales, as compared to $4,760,000 or 55.7% of restaurant sales in the fiscal 2009 period.  During the fiscal 2010 period, our Company-owned stores experienced lower food, paper and labor as a percentage of sales. The lower food cost as a percentage of sales was due primarily to the slightly lower commodity cost of our products and the effect of the sales price increases and certain menu changes. Cost of sales to our television retailer increased by $89,000 in the fiscal 2010 period, primarily due to higher sales volume.

Restaurant operating expenses decreased by $80,000 to $1,796,000 in the fiscal 2010 period as compared to $1,876,000 in the fiscal 2009 period. The decrease during the fiscal 2010 period when compared to the fiscal 2009 period results from lower operating costs at our comparable restaurants during the fiscal 2010 period of $74,000 due primarily to lower utility costs of $91,000 and reductions in various other costs of $78,000, which were partly offset by higher marketing costs of $57,000 in connection with four monthly free standing insert campaigns and insurance costs of $30,000. During the fiscal 2010 period our utility costs were approximately 21.4% lower than the fiscal 2009 period which was due to lower commodity costs and lower consumption. We continue to be concerned about the uncertain market conditions for oil and natural gas.

Depreciation and amortization was $400,000 in the fiscal 2010 period as compared to $398,000 in the fiscal 2009 period.

General and administrative expenses increased by $173,000 or 3.7% to $4,867,000 in the fiscal 2010 period as compared to $4,694,000 in the fiscal 2009 period. The difference in general and administrative expenses was due primarily to higher professional fees of $155,000 and marketing and related expenses of $54,000 which were partly offset by other savings.

Provision for Income Taxes from Continuing Operations

In the fiscal 2010 period, the income tax provision was $2,137,000 or 36.4% of income from continuing operations before income taxes as compared to $1,893,000 or 37.1% of income from continuing operations before income taxes in the fiscal 2009 period. For the fiscal periods ended September 27, 2009 and September 28, 2008, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 39.2% and 40.4%, respectively. During the fiscal 2010 period, Nathan’s resolved an uncertain tax position in one state and has reduced the associated unrecognized tax benefits and the related accrued interest and penalties by approximately $50,000 which lowered the effective tax rate from 37.3% to 36.4%. Nathan’s is seeking to further resolve additional uncertain tax positions during the year ending March 28, 2010. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be reduced by $50,000 to $175,000.

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

Nathan’s realized a gain on the sale of NF Roasters of $3,656,000 net of professional fees of $39,000, and recorded income taxes of $1,289,000 on the gain during the twenty-six weeks ended September 28, 2008. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters.

On June 7, 2007, Nathan’s completed the sale of Miami Subs to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchasers’ promissory note in the amount of $2,400,000 (the “MSC Note”).  In the event the MSC Note was fully repaid within one year of the sale, Nathan’s had agreed to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of $250,000 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized $250,000 as additional gain and initially recorded estimated income taxes of $92,000 during the fiscal 2009 period, resulting from the contingent consideration which was deferred at the time of sale.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, other than the remaining purchase commitment to acquire approximately 118,000 pounds of hot dogs and two purchase commitments that Nathan’s entered in October 2009, to acquire 1,965,000 pounds of hot dogs between November 2009 and March 2010. Nathan’s has entered into the purchase commitments in an effort to mitigate the effect of increases in the price of beef and beef trimmings.  As a result of the purchase commitment, Nathan’s costs were approximately $52,000 higher due to the unexpected reduction in commodity costs during the summer of 2009. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.  See Note J to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash and cash equivalents at September 27, 2009 aggregated $8,691,000, increasing by $12,000 during the fiscal 2010 period.  At September 27, 2009, marketable securities were $25,789,000 compared to $25,670,000 at March 29, 2009 and net working capital increased to $36,949,000 from $35,303,000 at March 29, 2009.

Cash provided by operations of $3,213,000 in the fiscal 2010 period is primarily attributable to net income of $3,726,000 and other non-cash items of $850,000, net. Changes in Nathan’s operating assets and liabilities decreased cash by $1,363,000, resulting primarily from increased accounts and other receivables of $1,331,000, and decreased accounts payable and accrued expenses of $930,000, which were partly offset by decreases in prepaid expenses of $634,000 and increased other non-current liabilities of $317,000 primarily from master development fees received in Canada and China. The increase in accounts and other receivables relates primarily to normal seasonal fluctuations from franchisees and licensees of $528,000, advances to Nathan’s advertising fund of $503,000 and increased sales under the Branded Product Program and to our television retailer of $138,000. The decrease in prepaid expenses is due primarily to the reduction of prepaid corporate income taxes of $256,000 which have been applied against the fiscal 2010 period income, usage of prepaid expenses for insurance of $228,000,  rent of $50,000 and various other reductions.

Cash provided by investing activities was $260,000 in the fiscal 2010 period, primarily related to cash proceeds of $435,000 from the redemption of maturing available-for-sale securities and $142,000 from the receipt of all scheduled payments on the MSC Note receivable. We also incurred capital expenditures of $317,000 and expect to incur capital expenditures of approximately $1,000,000, net of landlord contributions, in connection with the relocation of our corporate office over the next four to six months.

Cash was used in financing activities of $3,461,000 in the fiscal 2010 period, primarily for the purchase of 390,496 treasury shares of Company Common Stock at a cost of $5,019,000 pursuant to the stock repurchase plans as authorized by the Board of Directors on November 5, 2007 and June 30, 2009, as more fully described below.  Cash was received from the proceeds of employee stock option exercises of $696,000 and the expected realization of the associated tax benefit of $862,000.

Through September 27, 2009, Nathan’s purchased a total of 3,084,302 shares of common stock at a cost of approximately $23,817,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 390,496 shares of common stock were repurchased during the twenty-six-week period ended September 27, 2009.  On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 193,806 shares were repurchased at a cost of $2,400,000 as of September 27, 2009.

On February 5, 2009, Nathan’s and MSI entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which commenced on March 16, 2009.  The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously-announced fourth stock repurchase plan for the purchase of up to 500,000 shares.  The 10b5-1 Agreement shall terminate no later than March 15, 2010.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. The Company has repurchased 390,496 shares at a cost of $5,019,000 as of September 27, 2009, under the fifth stock repurchase plan.

There are 306,194 and 109,504 shares remaining to be purchased pursuant to the fourth and fifth stock repurchase plans, respectively.

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

We expect that in the future we will continue the stock repurchase programs, make investments for our new corporate office and certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs and fund those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis.

At September 27, 2009, there were two properties that we lease from third parties which we sublease to a franchisee and a non-franchisee. We are also seeking to sublease two restaurant properties to a new franchisee on which another franchisee had previously defaulted on the sublease agreements.  We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

	Payments Due by Period
		Less than			More than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	3-5 Years	5 Years

Employment Agreements	$2,893	$1,236	$957	$300	$400
Operating Leases	14,149	1,134	1,992	1,929	9,094
Gross Cash Contractual Obligations	17,042	2,370	2,949	2,229	9,494

Sublease Income	748	193	353	116	86
Net Cash Contractual Obligations	$16,294	$2,177	$2,596	$2,113	$9,408

	Amount of Commitment Expiration by Period
	Total
	Amounts	Less than			More than
Other Contractual Commitments	Committed	1 Year	1 - 3 Years	3-5 Years	5 Years

Commitments to purchase (A)	$1,300	$1,300	$-	$-	$-
Total Other Contractual Commitments	$1,300	$1,300	$-	$-	$-

(A) Does not include our commitment to purchase 1.205 million pounds of hot dogs between January and March 2010 which have not been priced.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, since then, we have experienced volatility in our costs for certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. During the fiscal 2010 period, the market price of hot dogs was approximately 5.8% lower than during the fiscal 2009 period. However, as a result of the Company’s purchase commitment during that same period, our cost of beef was only approximately 0.9% lower than the fiscal 2009 period. During the fiscal 2010 period, the cost of hot dogs did not increase as rapidly as we experienced during the period May 2008 through September 2008, when the cost of hot dogs reached the highest level since the inception of our Branded Product Program. Consequently, the resulting impact of the purchase commitment did not yield the same benefit during the fiscal 2010 period. During the fiscal 2010 period, our costs were approximately 0.6% higher than if our purchases were made at the prevailing market prices as compared to the fiscal 2009 period, when our costs were lowered by 4.4%. Since January 2009, the cost of beef and beef trimmings has been relatively stable, experiencing normal seasonal fluctuations. However, we are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the balance of fiscal 2010. During the fiscal 2010 period we experienced lower costs for corn oil and cheese, which were partly offset by higher costs for potatoes. We may seek to enter into additional purchase commitments for hot dogs and corn oil in the future. Additionally, we continue to experience the volatility in oil and gas prices on our distribution costs for our food products and utility costs in our Company-owned restaurants.

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. The Federal and New York State minimum wages were increased to $7.25 per hour, effective July 24, 2009.  This increase was the final scheduled increase pursuant to existing legislation where our Company-owned restaurants are located. This wage increase did not have a material impact on our results of operations or financial position as the vast majority of our employees are paid at a rate higher than the minimum wage.  Although we only operated five Company-owned restaurants at that time, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees. Continued increases in labor, food and other operating expenses could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

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

Item 3.     Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 27, 2009, Nathans’ cash and cash equivalents aggregated $8,691,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $22,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 27, 2009, the market value of Nathans’ marketable securities aggregated $25,789,000. Interest income on these marketable securities would increase or decrease by approximately $64,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at September 27, 2009 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal notes and bonds	$26,801	$26,503	$26,169	$25,789	$25,385	$24,978	$24,567

Borrowings

The interest rate on our prior borrowings was generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement.  At September 27, 2009, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. In January 2009, we entered a purchase commitment, as amended, to acquire 2,592,000 pounds of hot dogs at $1.685 per pound from April 2009 through September 2009. In January 2008, we entered into a purchase commitment to acquire approximately 1,785,000 pounds of hot dogs at $1.535 per pound from April 2008 through August 2008. During the fiscal 2010 period, the market price of hot dogs was approximately 5.8% lower than during the fiscal 2009 period. However, during that same period, due to our purchase commitment our cost of beef was only approximately 0.9% lower than the fiscal 2009 period. We have entered into two similar arrangements and may further attempt to enter into similar arrangements for hot dogs and other products in the future.  With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodities purchases will be subject to changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 27, 2009 would have increased or decreased our cost of sales by approximately $1,292,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
.

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

On October 5, 2009, the Company was served with a summons and complaint filed in the Supreme Court of Suffolk County, New York. The plaintiff, Painted Pieces LTD, alleges copyright infringement and asserts causes of action for breach of contract, unjust enrichment, willful wrongful use of plaintiff’s artwork, and violation of the New York general business law, in each case due to the reproduction of certain artwork used by the Company in its advertising.  The complaint seeks damages of an aggregate $10.5 million.

On November 2, 2009, the Company removed the action to the United Stated District Court, Eastern District of New York.  The Company denies all of the claims asserted against it in this litigation and intends to vigorously defend against the action.

The Company has submitted the claim to its various insurance carriers for defense and indemnification.  Two of the several insurance carriers have initially declined coverage and the Company is presently reviewing its rights in relation thereto.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factor described below, as well as those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 29, 2009, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Changes in the U.S. healthcare system could increase our cost of doing business.

The Federal government has been considering various proposals to reform the U.S. health care system. Certain proposals contemplate an increase in employer costs. If adopted, those proposals would increase our cost of doing business and adversely impact our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
June 29, 2009 - July 26, 2009	238,129	$12.6600	238,129	568,065
July 27, 2009 - August 23, 2009	-0-	-0-	-0-	568,065
August 24, 2009 - September 27, 2009	152,367	$13.1497	152,367	415,698
Total	390,496	$12.8511	390,496	415,698

A) Represents the Company’s fiscal periods during the second quarter ended September 27, 2009.

On September 14, 2001, Nathan’s was authorized to purchase up to 1,000,000 shares of its common stock. Pursuant to its first stock repurchase program, Nathan’s repurchased 1,000,000 shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000. On October 7, 2002, Nathan’s was authorized to purchase up to 1,000,000 additional shares of its common stock. Nathan’s concluded the second authorized stock repurchase program of 1,000,000 shares of common stock at a cost of approximately $5,416,000. On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company.  On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “first 10b5-1 Agreement”) pursuant to which MSI was authorized to purchase shares of the Company’s common stock having a value of up to an aggregate $6 million.  Purchases under the first 10b5-1 Agreement have been completed. On February 5, 2009, Nathan’s and MSI entered into a second agreement (the “second 10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which purchases commenced on March 16, 2009.  Both the first and the second 10b5-1 Agreements were adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock repurchase plans, for the purchase of up to 500,000 shares.  The first 10b5-1 plan was completed. The second 10b5-1 Agreement was orginally due to terminate no later than March 15, 2010. On November 6, 2009, Nathan's and MSI amended the terms of the second 10b5-1 Agreement to increase the aggregate amount to $4.2 million and extend the termination date to no later than August 10, 2010.

  On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 193,806 shares were repurchased at a cost of $2,400,000 as of September 27, 2009.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. The Company has repurchased 390,496 shares at a cost of $5,019,000 as of September 27, 2009, under the fifth stock repurchase plan.

There are 306,194 and 109,504 shares remaining to be purchased pursuant to the fourth and fifth stock repurchase plans, respectively.

Through September 27, 2009, Nathan’s purchased a total of 3,084,302 shares of common stock at a cost of approximately $23,817,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares 390,496 shares of common stock were repurchased during the twenty-six-week period ended September 27, 2009.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the fourth, fifth and sixth stock repurchase plans.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Company held its Annual Meeting of Stockholders on September 10, 2009.

(b)
Nine Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2010. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

Vote to be updated	FOR	WITHHELD
HOWARD M. LORBER	3,763,315	564,416
ERIC GATOFF	4,085,077	242,654
WAYNE NORBITZ	4,087,898	239,833
ROBERT J. EIDE	3,908,876	418,855
BRIAN S. GENSON	4,222,458	105,273
BARRY LEISTNER	4,233,367	94,364
DONALD L. PERLYN	3,836,374	491,357
A.F. PETROCELLI	3,830,427	497,304
CHARLES RAICH	3,764,177	563,554

Item 5.	Other Information

Item 1.01 Entry into a Material Definitive Agreement.
On November 6, 2009, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an amendment (the “Amendment”) to the Issuer Repurchase Agreement between Nathan’s and MSI dated February 5, 2009 (the “Issuer Repurchase Agreement”). Pursuant to the Amendment, the period during which MSI may purchase common stock under the Issuer Repurchase Agreement has been extended until August 10, 2010 and the aggregate value of the shares purchasable under the Issuer Repurchase Agreement was increased to $4.2 million. Both the Issuer Repurchase Agreement and the Amendment were adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plans.

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

10.1
Stock Purchase Agreement dated June 30, 2009 among Nathan’s Famous, Inc., Prime Logic Capital LLC and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended March 29, 2009.)

10.2	*Agreement of Lease between One-Two Jericho Plaza Owner, LLC and Nathan’s Famous Services, Inc. dated September 11, 2009.

10.3	*Guaranty by Nathan’s Famous, Inc. of Agreement of Lease with One-Two Jericho Plaza Owner, LLC dated September 11, 2009.

10.4	*First Amendment to 10b5-1 Issuer Repurchase Instructions between Nathan's Famous, Inc. and Mutual Securities, Inc. dated November 6, 2009.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 06, 2009	By:	/s/Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 06, 2009	By:	/s/Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement onForm S-1 No. 33-56976.)

4.2	Specimen Rights Certificate. (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)

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

10.1
Stock Purchase Agreement dated June 30, 2009 among Nathan’s Famous, Inc., Prime Logic Capital LLC and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended March 29, 2009.)

10.2	*Agreement of Lease between One-Two Jericho Plaza Owner, LLC and Nathan’s Famous Services, Inc. dated September 11, 2009.

10.3	*Guaranty by Nathan’s Famous, Inc. of Agreement of Lease with One-Two Jericho Plaza Owner, LLC dated September 11, 2009.

10.4	*First Amendment to 10b5-1 Issuer Repurchase Instructions between Nathan's Famous, Inc. and Mutual Securities, Inc. dated November 6, 2009.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.