Form 10-Q
period 2009-12-27
NATHANS FAMOUS INC
filed 2010-02-04
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2009.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from                               to                                 .

Commission file number 0-3189

NATHAN'S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Jericho Plaza, Second Floor – Wing A, Jericho, New York  11753
(Address of principal executive offices)
(Zip Code)

(516) 338-8500
(Registrant's telephone number, including area code)

1400 Old Country Road, Suite 400, Westbury, New York, 11590
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

At February 4, 2010, an aggregate of 5,640,919 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Financial Statements
	Consolidated Balance Sheets – December 27, 2009 (Unaudited) and March 29, 2009	3

	Consolidated Statements of Earnings (Unaudited) - Thirteen Weeks
	Ended December 27, 2009 and December 28, 2008	4

	Consolidated Statements of Earnings (Unaudited) - Thirty-nine Weeks
	Ended December 27, 2009 and December 28, 2008	5

	Consolidated Statement of Stockholders’ Equity (Unaudited) –
	Thirty-nine Weeks Ended December 27, 2009	6

	Consolidated Statements of Cash Flows (Unaudited) –
	Thirty-nine Weeks Ended December 27, 2009 and December 28, 2008	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 6.	Exhibits.	29

SIGNATURES		30

Exhibit Index		31

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 27, 2009 and March 29, 2009
(in thousands, except share and per share amounts)

Item 1. Financial Statements.

	December 27, 2009	March 29, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,004	$8,679
Marketable securities	24,918	25,670
Accounts and other receivables, net	6,417	4,869
Note receivable	308	290
Inventories	693	668
Prepaid expenses and other current assets	1,184	1,326
Deferred income taxes	696	696
Total current assets	43,220	42,198

Note receivable	1,232	1,466
Property and equipment, net	5,504	4,126
Goodwill	95	95
Intangible asset	1,353	1,353
Deferred income taxes	356	428
Other assets	368	158

	$52,128	$49,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,483	$2,857
Accrued expenses and other current liabilities	3,791	3,867
Deferred franchise fees	205	171
Total current liabilities	6,479	6,895

Other liabilities	1,472	1,080

Total liabilities	7,951	7,975

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;
8,773,241 and 8,305,683 shares issued; 5,640,919 and 5,611,877 shares outstanding at December 27, 2009 and March 29, 2009, respectively.	88	83
Additional paid-in capital	51,946	49,001
Retained earnings	16,006	11,228
Accumulated other comprehensive income	636	335
	68,676	60,647
Treasury stock, at cost, 3,132,322 and 2,693,806 shares at December 27, 2009 and March 29, 2009, respectively.	(24,499)	(18,798)
Total stockholders’ equity	44,177	41,849

	$52,128	$49,824

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended December 27, 2009 and December 28, 2008
(in thousands, except share and per share amounts)
(Unaudited)

	December 27, 2009	December 28, 2008

REVENUES
Sales	$8,375	$7,949
Franchise fees and royalties	1,313	1,188
License royalties	1,297	1,182
Interest income	224	288
Other income	15	13
Total revenues	11,224	10,620

COSTS AND EXPENSES
Cost of sales	6,235	6,297
Restaurant operating expenses	805	710
Depreciation and amortization	214	210
General and administrative expenses	2,408	2,135
Total costs and expenses	9,662	9,352

Income before provision for income taxes	1,562	1,268
Provision for income taxes	510	411
Net income	$1,052	$857

PER SHARE INFORMATION
Basic income per share:
Net income	$.19	$.15

Diluted income per share:
Net income	$.19	$.14

Weighted average shares used in computing income per share
Basic	5,603,000	5,756,000
Diluted	5,680,000	6,022,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirty-nine weeks ended December 27, 2009 and December 28, 2008
(in thousands, except share and per share amounts)
(Unaudited)

	December 27, 2009	December 28, 2008

REVENUES
Sales	$31,148	$30,383
Franchise fees and royalties	3,779	3,531
License royalties	4,672	4,425
Interest income	704	810
Other income	49	38
Total revenues	40,352	39,187

COSTS AND EXPENSES
Cost of sales	22,437	23,230
Restaurant operating expenses	2,601	2,586
Depreciation and amortization	614	608
General and administrative expenses	7,275	6,829
Recovery of property taxes	-	(441)
Total costs and expenses	32,927	32,812

Income from continuing operations before provision for income taxes	7,425	6,375
Provision for income taxes	2,647	2,304
Income from continuing operations	4,778	4,071

Income from discontinued operations, including gains on disposal of discontinued operations before income taxes of $3,906 in 2008	-	3,914
Provision for income taxes	-	1,447
Income from discontinued operations	-	2,467

Net income	$4,778	$6,538

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$.86	$.68
Income from discontinued operations	-	.42
Net income	$.86	$1.10

Diluted income per share:
Income from continuing operations	$.84	$.65
Income from discontinued operations	-	.39
Net income	$.84	$1.04

Weighted average shares used in computing income per share
Basic	5,545,000	5,968,000
Diluted	5,718,000	6,268,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirty-nine weeks ended December 27, 2009
(in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 29, 2009	8,305,683	$83	$49,001	$11,228	$335	2,693,806	$(18,798)	$41,849

Shares issued in connection with the exercise of employee stock options	467,558	5	1,528	-	-	-	-	1,533

Repurchase of common stock	-	-	-	-	-	438,516	(5,701)	(5,701)

Income tax benefit on stock option exercises	-	-	1,096	-	-	-	-	1,096

Share-based compensation	-	-	321	-	-	-	-	321

Other comprehensive income, net - Unrealized gains on available for sale securities, net of deferred income tax of $200	-	-	-	-	301	-	-	301

Net income	-	-	-	4,778	-	-	-	4,778

Balance, December 27, 2009	8,773,241	$88	$51,946	$16,006	$636	3,132,322	$(24,499)	$44,177

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-nine weeks ended December 27, 2009 and December 28, 2008
(in thousands, except share and per share amounts)
(Unaudited)

	December 27, 2009	December 28, 2008
Cash flows from operating activities:
Net income	$4,778	$6,538
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	614	608
Amortization of intangible assets	-	3
Amortization of bond premium	218	189
Amortization of deferred compensation	-	54
Gain on sales of subsidiaries	-	(3,906)
Share based compensation expense	321	321
Provision for doubtful accounts	181	151
Deferred income taxes	(128)	(129)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,728)	(1,427)
Inventories	(25)	235
Prepaid expenses and other current assets	142	539
Accounts payable, accrued expenses and other current liabilities	(450)	63
Deferred franchise fees	34	(73)
Other liabilities	392	8
Other Assets	(210)	-
Net cash provided by operating activities	4,139	3,174

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	1,035	500
Purchase of available-for-sale securities	-	(6,860)
Purchase of property and equipment	(1,992)	(429)
Payments received on notes receivable	215	337
Proceeds from sale of subsidiary	-	3,961

Net cash used in investing activities	(742)	(2,491)

Cash flows from financing activities:
Repurchase of treasury stock	(5,701)	(8,443)
Proceeds from the exercise of stock options	1,533	412
Income tax benefits on stock option exercises	1,096	502

Net cash used in financing activities	(3,072)	(7,529)

Net increase (decrease) in cash and cash equivalents	325	(6,846)

Cash and cash equivalents, beginning of period	8,679	14,381

Cash and cash equivalents, end of period	$9,004	$7,535

Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,830	$2,063

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$-	$250

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 27, 2009
(Unaudited)
 NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,”  “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 27, 2009 and December 28, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented.  However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

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

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp. (“NF Roasters”) and on June 7, 2007, completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (“Miami Subs”) (See Note D).

We evaluated events or transactions for recognition or disclosure which occurred subsequent to the balance sheet date through the time that this Form  10-Q was filed with the SEC on February 4, 2010.

NOTE B – ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued an amendment to its existing accounting standard on business combinations, which establishes new principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. In April 2009, the FASB also issued new guidelines on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination, which provide that an acquirer shall recognize an asset acquired or a liability assumed in a business combination that arises from a contingency at fair value, at the acquisition date, if the acquisition-date fair value of that asset or liability can be determined during the measurement period. New guidance is also provided in the event that the fair value of an asset acquired or liability assumed cannot be determined during the measurement period. An acquirer shall also develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies and also provide for the disclosure requirements. Nathan’s adopted the provisions of the new accounting standards on business combinations on March 30, 2009, the adoption of which had no impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued a new accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Nathan’s adopted the provisions of this new accounting standard on March 30, 2009, the adoption of which had no impact on our consolidated financial position or results of operations.

In April 2008, the FASB issued new guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  Nathan’s adopted the new guidance on March 30, 2009, the adoption of which had no impact on our consolidated financial position or results of operations.

In June 2008, the FASB issued new guidance for the accounting for maintenance deposits paid by a lessee to a lessor. Nathan’s adopted these provisions on March 30, 2009, the adoption of which had no impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued new guidance on the recognition and presentation of other-than-temporary impairments, which segregate credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will still have to be measured at fair value in other comprehensive income. These accounting standards also require some additional disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Nathan’s adopted the new guidance effective March 30, 2009, the adoption of which had no impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued new requirements for interim disclosures about fair value of financial instruments, which increase the frequency of fair value disclosures to a quarterly basis instead of annually. The requirements relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to these changes, fair values for these assets and liabilities were only disclosed annually. Nathan’s adopted the provisions of these accounting standards effective March 30, 2009. The newly-required interim disclosures, which we included in Note C, had no impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued a new accounting standard on subsequent events, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard establishes: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard also requires disclosure of the date through which an entity has evaluated subsequent events. Nathan’s adopted the provisions of this accounting standard effective for its first quarter ended June 28, 2009. In connection with the adoption of this accounting standard, we have included disclosure in Note A to disclose the date through which we evaluated subsequent events.

In June 2009, the FASB issued a new accounting standard which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Nathan’s adopted the provisions of this accounting standard on June 29, 2009. The adoption of this accounting standard did not have any impact on our consolidated financial position and results of operations.

NOTE C – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued a new accounting standard on fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. This accounting standard eliminates the diversity in practice that exists due to the different definitions of fair value. This accounting standard retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. This accounting standard states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This accounting standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  In February 2008, the FASB delayed the effective date of the provisions of this accounting standard for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually) for one year. Nathan’s adopted the provisions of this accounting standard for financial assets and liabilities on March 31, 2008 and adopted the remaining provisions for non-financial assets and liabilities on March 30, 2009.

In April 2009, the FASB issued new guidelines for a broad interpretation of when to apply market-based fair value measurements. The new guidance reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. Nathan’s adopted the new guidance on March 30, 2009, the adoption of which did not have a significant impact on our consolidated financial position and results of operations.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 27, 2009 based upon the valuation hierarchy (in thousands):

	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$24,918	$-	$24,918

Total assets at fair value	$-	$24,918	$-	$24,918

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

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 27, 2009, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – DISCONTINUED OPERATIONS

1.	Sale of NF Roasters Corp.

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters, the franchisor of the Kenny Rogers Roasters concept, to Roasters Asia Pacific (Cayman) Limited. Pursuant to the Stock Purchase Agreement (“NFR Agreement”), Nathan’s sold all of the stock of NF Roasters for $4,000,000 in cash.

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

Nathan’s realized a gain on the sale of NF Roasters of $3,656,000 net of professional fees of $39,000 and recorded income taxes of $1,289,000 on the gain during the fiscal year ended March 29, 2009. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters. Therefore, the results of operations for NF Roasters, including the gain on disposal, have been presented as discontinued operations for the thirty-nine week period ended December 28, 2008.

2. Sale of Miami Subs Corporation

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000 consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”).  The MSC Note bears interest at 8% per annum and is secured by a lien on all of the assets of the Purchaser and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year of the sale, Nathan’s would have been required to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of $250,000 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized an additional gain of $250,000, or $158,000 net of tax, resulting from the contingent consideration which was deferred at the time of sale, during the fiscal year ended March 29, 2009, which has been presented as discontinued operations for the period ended December 28, 2008. On January 29, 2010, Nathan’s provided the Purchaser and the personal guarantors with a notice of default for the failure to make the most recent note payment.  The parties have 10 days to cure the default.  No impairment allowance has been recorded as this is the first default notice that has been issued.

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen- and thirty-nine-week periods ended December 27, 2009 and December 28, 2008, respectively.

Thirteen weeks

					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2009	2008	2009	2008	2009	2008
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,052	$857	5,603	5,756	$0.19	$0.15
Effect of dilutive employee stock options	-	-	77	266	-	(0.01)
Diluted EPS
Diluted calculation	$1,052	$857	5,680	6,022	$0.19	$0.14

Thirty-nine weeks

					Income from
	Income from				Continuing Operations
	Continuing Operations		Number of Shares		Per Share
	2009	2008	2009	2008	2009	2008
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$4,778	$4,071	5,545	5,968	$0.86	$0.68
Effect of dilutive employee stock options	-	-	173	300	(0.02)	(0.03)
Diluted EPS
Diluted calculation	$4,778	$4,071	5,718	6,268	$0.84	$0.65

Options to purchase 110,000 shares of common stock in the thirteen- and thirty-nine-week periods ended December 27, 2009 and December 28, 2008 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the periods.

NOTE F – INCOME TAXES

The income tax provisions on continuing operations reflect effective tax rates of 35.6% in 2009 and 36.1% in 2008. Nathan’s estimates that its annual tax rate for the fiscal year ending March 28, 2010 will be approximately 35.0% to 37.5%. The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

The amount of unrecognized tax benefits at December 27, 2009 was $403,000, all of which would impact Nathan’s effective tax rate, if recognized. As of December 27, 2009, Nathan’s had $330,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the thirty-nine-week period ended December 27, 2009, Nathan’s settled uncertain tax positions with two state jurisdictions and has accordingly reduced the associated unrecognized tax benefits and the related accrued interest and penalties by approximately $137,000. During the year ending March 28, 2010, Nathan’s is actively seeking to settle uncertain tax positions with the tax authorities. As a result, it is reasonably possible that the amount of unrecognized tax benefits and the related accrued interest and penalties could be reduced by up to $90,000, which would favorably impact Nathan’s effective tax rate.

NOTE G – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended December 27, 2009 and December 28, 2008 was $107,000 and $126,000, respectively. Total share-based compensation during the thirty-nine week periods ended December 27, 2009 and December 28, 2008 was $321,000 and $375,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of December 27, 2009, there were $578,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately two years, which represents the requisite service periods for such awards.

There were no share-based awards granted during the thirty-nine-week periods ended December 27, 2009 or December 28, 2008.

Stock options outstanding:

Transactions with respect to stock options for the thirty-nine weeks ended December 27, 2009 are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 29, 2009	1,027,308	$6.94	2.93	$6,723,000

Granted	-	-	-	-
Expired	(25,000)	3.19	-	-
Exercised	(467,558)	3.28	-	-

Options outstanding at December 27, 2009	534,750	$10.31	4.37	$2,764,000

Options exercisable at December 27, 2009	409,083	$8.97	4.15	$2,614,000

NOTE H – STOCKHOLDERS’ EQUITY

Through December 27, 2009, Nathan’s purchased a total of 3,132,322 shares of common stock at a cost of approximately $24,499,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Of these repurchased shares, 438,516 shares of common stock were repurchased during the thirty-nine-week period ended December 27, 2009. On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 200,309 shares were repurchased at a cost of $2,494,000 as of December 27, 2009.

On February 5, 2009, Nathan’s and Mutual Securities Inc. (“MSI”) entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI was authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which commenced on March 16, 2009. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously-announced fourth stock repurchase plan, for the purchase of up to 500,000 shares. The 10b5-1 Agreement was originally due to terminate no later than March 15, 2010. On November 6, 2009, Nathan’s and MSI amended the terms of the 10b5-1 Agreement to increase the aggregate amount to $4.2 million and extend the termination date to no later than August 10, 2010.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. As of December 27, 2009, the Company has repurchased 432,013 shares at a cost of $5,608,000 under the fifth stock repurchase plan.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. No shares have been repurchased under the sixth stock repurchase plan.

There are 299,691, 67,987 and 500,000 shares remaining to be purchased pursuant to the fourth, fifth and sixth stock repurchase plans, respectively.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the fourth, fifth and sixth stock-repurchase plans.

At December 27, 2009, the Company has reserved 12,710,285 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 4, 2008.

NOTE I - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Thirteen weeks ended December 27, 2009	Thirteen weeks ended December 28, 2008	Thirty-nine weeks ended December 27, 2009	Thirty-nine weeks ended December 28, 2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income	$1,052	$857	$4,778	$6,538

Unrealized gain (loss) on available-for-sale securities, net of tax provision (benefit) of $(77), $134, $200 and ($49), respectively	(116)	200	301	(69)

Comprehensive income	$936	$1,057	$5,079	$6,469

Accumulated other comprehensive income at December 27, 2009 and March 29, 2009 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE J - COMMITMENTS AND CONTINGENCIES

1.	Commitments

In October 2009, the Company entered into two commitments with its primary hot dog manufacturer to purchase a total 1,965,000 pounds of hot dogs. The first commitment is for the purchase of 760,000 pounds of hot dogs for approximately $1,150,000, which were expected to be purchased in November and December 2009.  As of December 27, 2009, Nathan’s purchased 589,000 pounds under the first commitment and expects to complete the purchase of the remaining 171,000 pounds by March 2010. Nathan’s also entered into a second commitment for an additional 1,205,000 pounds of hot dogs for approximately $1,915,000, which is expected to be purchased between January and March 2010.

On September 11, 2009, a wholly-owned subsidiary of the Company entered into a lease (the “Lease”) for approximately 9,300 square feet of usable office space located in Jericho, New York to serve as the Company’s corporate headquarters and the Company entered into a guarantee of its subsidiary's obligation to pay rent under the Lease. The Lease commenced on January 1, 2010, has a ten (10) year term, with a five (5) year renewal right. Base rent under the Lease is approximately $385,000 per annum with 2% annual increases; however, the Company has received an abatement of base rent for the first year and two months of the last year of the initial ten-year term. The rent for any renewal period shall be based on the then-fair market rent.

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

The Company is also involved in the following legal proceedings:

On March 20, 2007, a personal injury lawsuit was initiated seeking unspecified damages against the Company's subtenant and the Company's master landlord at a leased property in Huntington, New York.  The claim relates to damages suffered by an individual as a result of an alleged "trip and fall" on the sidewalk in front of the leased property, maintenance of which is the subtenant's responsibility.  Although the Company was not named as a defendant in the lawsuit, under its master lease agreement the Company may have an obligation to indemnify the master landlord in connection with this claim.  The Company did not maintain its own insurance on the property concerned at the time of the incident; however, the Company is named as an additional insured under its subtenant's liability policy.  Accordingly, if the master landlord is found liable for damages and seeks indemnity from the Company, the Company believes that it would be entitled to coverage under the subtenant's insurance policy.  Additionally, under the terms of the sublease, the subtenant is required to indemnify the Company, regardless of insurance coverage. This claim was satisfied by the subtenant's insurance company without any payment by Nathan’s.

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which: (i) SMG acts as the Company's exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan's Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce hot dogs for the Nathan's Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008, due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement.  The Company has answered SMG's complaint and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier. Each of the parties has moved for summary judgment in its favor.  On January 28, 2010, SMG sought leave to file a Second Amended Complaint for, among other things, declaratory and injunctive relief and damages, and for leave to amend its Answer to Nathan’s counterclaims to include an additional affirmative defense alleging a breach by Nathan’s of the License Agreement.  SMG’s Motion for Leave to Amend is scheduled to be presented to the court on February 4, 2010.  Nathan’s intends to oppose this motion and vigorously defend this matter.

On July 31, 2009, the Company was served with a class action complaint filed in the Superior Court of the State of New Jersey, Essex County (the "Complaint").  In addition to Nathan's Famous, Inc., the Complaint names as defendants Kraft Foods, Sara Lee Corporation, ConAgra Foods, Inc., and Marathon Enterprises, Inc. (together with Nathan's Famous, Inc., the "Defendants"). The named class plaintiffs purport to represent consumers who have purchased processed meat products that were distributed and sold in New Jersey from July 22, 2003 through July 22, 2009.  The Complaint alleges, among other things, that Defendants violated the New Jersey Consumer Fraud Act (N.J.S.A. 56:8-2) (the "Act") by omitting material information about their respective processed meat products for the purpose of inducing consumers to purchase the products.  The Complaint seeks injunctive relief, attorneys' fees and costs incurred in bringing the lawsuit.  The named plaintiffs are further seeking combined damages in the amount of $900.00. If a violation of the Act is found to have occurred, named plaintiffs are entitled to trebled damages in the combined amount of $2,700.00.  The Company, along with all of the defendants made a motion to dismiss this Complaint on October 9, 2009 and is awaiting a decision; however, management believes that any liability will not have a material impact on the financial condition of the Company.

On October 5, 2009, the Company was served with a summons and complaint filed in the Supreme Court of Suffolk County, New York. The plaintiff, Painted Pieces LTD, alleges copyright infringement and asserts causes of action for breach of contract, unjust enrichment, willful wrongful use of plaintiff’s artwork, and violation of the New York general business law, in each case due to the reproduction of certain artwork used by the Company in its advertising.  The complaint seeks damages of an aggregate $10.5 million.  On November 2, 2009, the Company removed the action to the United Stated District Court, Eastern District of New York and on November 9, 2009, filed a motion to dismiss. The Company denies all of the claims asserted against it in this litigation and intends to vigorously defend against the action. The Company has submitted the claim to its various insurance carriers for defense and indemnification.  The majority of Nathan’s insurance carriers have initially declined coverage and the Company is presently reviewing its rights in relation thereto.

3.	Guarantees

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York.  The Guaranty of Lease could be called upon in the event of a default by the tenant/franchisee.  The guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs.  We have recorded a liability of $207,700 in connection with this guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time.  In connection with Nathan’s Franchise Agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs have on our profitability and operating results; the pending litigation with the primary supplier of hot dogs to our Branded Product Program may result in a disruption in that supply or increased costs,  either of which would adversely affect our operating results; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as, those risks discussed from time to time in the Company’s Form 10-K annual report for the year ended March 29, 2009, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or “the Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution.  Historically, our business has been the operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French-fried potatoes, and a variety of other menu offerings.  Our Company-owned and franchised units operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s licensing program began in 1978 by selling packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. During fiscal 1998, we introduced our Branded Product Program, which currently enables foodservice retailers and others to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, purchasers of Nathan’s products are granted a limited use of the Nathan’s Famous trademark with respect to the sale of the purchased products, including, Nathan’s World Famous Beef Hot Dogs, certain other proprietary food items and paper goods. During fiscal 2008, we launched our Branded Menu Program, which is a limited franchise program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

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

In addition to plans for expansion through franchising, licensing and our Branded Product Program, Nathan’s continues to seek to co-brand within its restaurant system.  Nathan’s is also the owner of the Arthur Treacher’s brand. At December 27, 2009, the Arthur Treacher’s brand was being sold within 61 Nathan’s restaurants.

At December 27, 2009, our restaurant system consisted of 246 Nathan’s franchised or licensed units, including 65 Branded Menu units and five Company-owned units (including one seasonal unit), located in 24 states, the Cayman Islands and four foreign countries. At December 28, 2008, our restaurant system consisted of 244 Nathan’s franchised or licensed units, including 54 Branded Menu locations and six Company-owned units (including one seasonal unit), located in 25 states and four foreign countries. All Miami Subs locations have been removed from both years to enhance the comparability of Nathan’s restaurant system.

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

 Adoption of Accounting Pronouncements

See Note B to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for a complete discussion of the impact on the Company’s financial position of adopting new accounting pronouncements during the fiscal quarter ended December 27, 2009.

Results of Operations

Thirteen weeks ended December 27, 2009 compared to thirteen weeks ended December 28, 2008

Revenues from Continuing Operations

Total sales were $8,375,000 for the thirteen weeks ended December 27, 2009 (“third quarter fiscal 2010”) as compared to $7,949,000 for the thirteen weeks ended December 28, 2008 (“third quarter fiscal 2009”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 13.1% to $5,974,000 for the third quarter fiscal 2010 as compared to sales of $5,283,000 in the third quarter fiscal 2009. This increase was primarily attributable to higher sales volume of approximately 13.9%, which was partly offset by  lower average selling prices of 3.2%. Total Company-owned restaurant sales which includes four comparable Nathan’s restaurants, two restaurants that the Company operated due to the default of a franchisee on its franchise agreement through November 22, 2009 that were re-franchised to a different franchisee and one restaurant that was operated during the third quarter fiscal 2009, until it was transferred to a franchisee on January 26, 2009 were $2,138,000 for the third quarter fiscal 2010 as compared to $2,085,000 during the third quarter fiscal 2009. Sales at the four comparable Company-owned restaurants decreased by 0.2% to $1,924,000 during the third quarter fiscal 2010, as compared to $1,928,000 during the third quarter fiscal 2009. The sales decrease at our comparable Company-owned restaurants was due to lower customer counts of approximately 1.6% which was partly offset by higher check averages of approximately 1.5%.  We believe that the snow storm in the Northeast on December 20, 2009 significantly reduced sales for that weekend.  During the third quarter fiscal 2010, sales to our television retailer were approximately $318,000 lower than the third quarter fiscal 2009. Nathan’s products were on air 6 times during the third quarter fiscal 2010 as compared to 12 times during the third quarter fiscal 2009 which included six Today’s Special Value airings.

Franchise fees and royalties were $1,313,000 in the third quarter fiscal 2010 as compared to $1,188,000 in the third quarter fiscal 2009. Total royalties were $952,000 in the third quarter fiscal 2010 as compared to $979,000 in the third quarter fiscal 2009. During the third quarter fiscal 2010, we did not recognize revenue of $13,000 for royalties deemed to be uncollectible as compared to the third quarter fiscal 2009, when we did not recognize $46,000 of royalty income. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $965,000 in the third quarter fiscal 2010 as compared to $1,025,000 in the third quarter fiscal 2009. During the third quarter fiscal 2010, Nathan’s earned $19,000 less royalties from sales by our manufacturers and primary distributor under our Branded Menu Program.  Franchise restaurant sales were $21,355,000 in the third quarter fiscal 2010 as compared to $22,286,000 in the third quarter fiscal 2009. Comparable domestic franchise sales (consisting of 125 Nathan’s outlets, excluding sales under the Branded Menu Program) were $14,360,000 in the third quarter fiscal 2010 as compared to $15,333,000 in the third quarter fiscal 2009, a decrease of 6.3%.  Franchise restaurant sales continued to be negatively affected by the adverse economic conditions, particularly at our travel, retail and entertainment venues, where sales are lower by approximately 6.9% compared to the third quarter fiscal 2009. At December 27, 2009, 246 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 244 domestic and international franchised or Branded Menu Program franchise outlets at December 28, 2008. Royalty income from 10 domestic franchised outlets was deemed unrealizable during the thirteen weeks ended December 27, 2009, as compared to 15 domestic franchised outlets during the thirteen weeks ended December 28, 2008. Domestic franchise fee income was $291,000 in the third quarter fiscal 2010 as compared to $199,000 in the third quarter fiscal 2009 due primarily to the refranchising of five locations during the third quarter fiscal 2010. International franchise fee income was $15,000 in the third quarter fiscal 2010, as compared to $10,000 during the third quarter fiscal 2009 primarily due to higher amortization of deferred development fees associated with future development in Canada and China. During the third quarter fiscal 2010, 10 franchised outlets opened, including five re-franchised locations and three Branded Menu Program outlets. During the third quarter fiscal 2009, 13 new franchised outlets were opened, including nine Branded Menu Program outlets. We did not open any new international locations in the third quarter fiscal 2010 or the third quarter fiscal 2009.

License royalties increased by $115,000 or 9.7% to $1,297,000 in the third quarter fiscal 2010 as compared to $1,182,000 in the third quarter fiscal 2009. The primary reason for this increase is a 9.1% increase in royalties earned on sales of hot dogs from our retail and foodservice license agreements to $981,000 from $899,000 due to higher licensee sales during the third quarter fiscal 2010.  Royalties earned from SFG, primarily from the retail sale of hot dogs, were $633,000 during the third quarter fiscal 2010 as compared to $601,000 during the third quarter fiscal 2009. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $348,000 during the third quarter fiscal 2010 as compared to $298,000 during the third quarter fiscal 2009.

Interest income was $224,000 in the third quarter fiscal 2010 as compared to $288,000 in the third quarter fiscal 2009, primarily due to lower interest earned on our cash and cash equivalents as a result of the lower current interest rate environment.

Other income was $15,000 in the third quarter fiscal 2010 as compared to $13,000 in the third quarter fiscal 2009.

Costs and Expenses from Continuing Operations

Overall, our cost of sales decreased by $62,000 to $6,235,000 in the third quarter fiscal 2010 as compared to $6,297,000 in the third quarter fiscal 2009. Our gross profit (representing the difference between sales and cost of sales) was $2,140,000 or 25.6% of sales during the third quarter fiscal 2010 as compared to $1,652,000 or 20.8% of sales during the third quarter fiscal 2009 due primarily to the lower cost of hot dogs in the third quarter fiscal 2010.

Cost of sales in the Branded Product Program increased by approximately 4.7% or $204,000 during the third quarter fiscal 2010 as compared to the third quarter fiscal 2009, primarily as a result of increased volume of 13.9% which was partly offset by the lower cost of hot dogs of approximately 10.7% as a percentage of sales.  During the third quarter fiscal 2010, we purchased approximately 589,000 pounds of hot dogs pursuant to a purchase commitment, as further described in Note J, to our Consolidated Financial statements contained in Item 1 of this Form 10-Q saving the Company approximately $35,000 as compared to purchasing all of our products based on the then-prevailing market price. During the third quarter fiscal 2010, the market prices for hot dogs began to escalate. Results for the third quarter fiscal 2009 were not affected by any purchase commitments. If the cost of beef and beef trimmings increases for product in excess of that covered by the purchase commitment and we are unable to pass on these higher costs through price increases, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during the third quarter fiscal 2010 was $1,450,000 or 67.8% of restaurant sales, as compared to $1,451,000 or 69.6% of restaurant sales in the third quarter fiscal 2009.  The primary reason for the decrease in cost of sales during the third quarter fiscal 2010 was a reduction in food and paper costs as a percentage of sales. The lower food cost as a percentage of sales was due primarily to the lower commodity cost of certain of our products and the effect of sales price increases and certain menu changes. Cost of sales to our television retailer decreased by $265,000 in the third quarter fiscal 2010, primarily due to lower sales volume.

Restaurant operating expenses were $805,000 in the third quarter fiscal 2010 as compared to $710,000 in the third quarter fiscal 2009. The increase is primarily due to $74,000 of costs from operating an additional restaurant during most of the third quarter fiscal 2010. Restaurant operating expenses at our comparable restaurants were $21,000 higher during the third quarter fiscal 2010, due primarily to higher insurance and marketing costs of $41,000,  which were partly offset by lower utility costs of $20,000. During the third quarter fiscal 2010, our utility costs were approximately 7.1% lower than the third quarter fiscal 2009 due to lower commodity costs and lower consumption. We continue to be concerned about the uncertain market conditions for oil and natural gas.

Depreciation and amortization was $214,000 in the third quarter fiscal 2010 as compared to $210,000 in the third quarter fiscal 2009.

General and administrative expenses increased by $273,000 to $2,408,000 in the third quarter fiscal 2010 as compared to $2,135,000 in the third quarter fiscal 2009. The difference in general and administrative expenses was primarily due to an un-leased property cost of $117,000, higher compensation and related costs of $99,000 and occupancy costs of $46,000 primarily in connection with the relocation of the Corporate office.

On September 11, 2009, a wholly-owned subsidiary of the Company entered into a lease (the “Lease”) for approximately 9,300 square feet of usable office space located in Jericho, New York to serve as the Company’s corporate headquarters and the Company entered into a guarantee of its subsidiary's obligation to pay rent under the Lease. The Lease commenced on January 1, 2010, has a ten (10) year term, with a five (5) year renewal right.

Provision for Income Taxes from Continuing Operations

In the third quarter fiscal 2010, the income tax provision was $510,000 or 32.7% of income from continuing operations before income taxes as compared to $411,000 or 32.4% of income from continuing operations before income taxes in the third quarter fiscal 2009. For the fiscal periods ended December 27, 2009 and December 28, 2008, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 37.3% and 40.3%, respectively. During the third quarter fiscal 2010, Nathan’s resolved an uncertain tax position in one state and reduced the associated unrecognized tax benefits along with the related accrued interest and penalties by approximately $41,000, which lowered the effective tax rate by 2.6% from 35.3% to 32.7%, and, excluding the effect of tax-exempt interest income, from 39.9% to 37.3%. Nathan’s is seeking to further resolve additional uncertain tax positions during the year ending March 28, 2010. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $90,000.

Thirty-nine weeks ended December 27, 2009 compared to thirty-nine weeks ended December 28, 2008

Revenues from Continuing Operations

Total sales were $31,148,000 for the thirty-nine weeks ended December 27, 2009 (“fiscal 2010 period”) as compared to $30,383,000 for the thirty-nine weeks ended December 28, 2008 (“fiscal 2009 period”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 5.5% to $19,189,000 for the fiscal 2010 period as compared to sales of $18,184,000 in the fiscal 2009 period. This increase was primarily attributable to higher average selling prices of 5.4%. Total Company-owned restaurant sales which includes five comparable Nathan’s restaurants (including one seasonal restaurant), two restaurants that the Company has operated from August 2009 through November 2009 (due to the default of a franchisee on its franchise agreement), that were re-franchised to a different franchisee and one restaurant that operated during the fiscal 2009 period until it was transferred to a franchisee on January 26, 2009 were $10,554,000 for the fiscal 2010 period as compared to $10,625,000 during the fiscal 2009 period. Sales at the five comparable Company-owned restaurants (including one seasonal restaurant) were $10,163,000 during the fiscal 2010 period, as compared to $10,120,000 during the fiscal 2009 period. Sales at our five comparable Company-owned restaurants were adversely affected by reduced sales during June 2009 and December 2009, which we believe was primarily attributable to poor weather conditions, consisting of rain in June and a snow storm in December.  Sales during the eight months at our comparable restaurants, excluding June 2009, increased by approximately 3.6% over the same period last year. During the fiscal 2010 period, sales to our television retailer were approximately $169,000 lower than the fiscal 2009 period. Nathan’s products were on air 63 times during the fiscal 2010 period as compared to 55 times during the fiscal 2009 period. The airings during the fiscal 2010 period included 10 “Try Me” special promotions, seven “Today’s Special Value” promotions and two, half-hour food shows.

Franchise fees and royalties were $3,779,000 in the fiscal 2010 period as compared to $3,531,000 in the fiscal 2009 period. Total royalties were $3,151,000 in the fiscal 2010 period as compared to $3,072,000 in the fiscal 2009 period. During the fiscal 2010 period, we did not recognize revenue of $138,000 for royalties deemed to be uncollectible as compared to $144,000 of royalty income deemed uncollectible during the fiscal 2009 period. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $3,289,000 in the fiscal 2010 period as compared to $3,216,000 in the fiscal 2009 period. During the fiscal 2010 period, Nathan’s earned $26,000 of higher royalties from sales by our manufacturers and primary distributor under our Branded Menu Program, primarily due to the increase in the number of Branded Menu locations.  Franchise restaurant sales were $70,523,000 in the fiscal 2010 period as compared to $71,185,000 in the fiscal 2009 period. Comparable domestic franchise sales (consisting of 125 Nathan’s outlets, excluding sales under the Branded Menu Program) were $52,145,000 in the fiscal 2010 period as compared to $54,878,000 in the fiscal 2009 period, a decrease of 5.0%.  Franchise sales continued to be negatively affected by the adverse economic environment, particularly at our travel, retail and entertainment venues, where sales are lower by approximately 6.2% compared to the fiscal 2009 period. At December 27, 2009, 246 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 244 domestic and international franchised or Branded Menu Program franchise outlets at December 28, 2008. Royalty income from 10 domestic franchised outlets was deemed unrealizable during the fiscal 2010 period as compared to 14 franchised outlets during the fiscal 2009 period. Domestic franchise fee income was $495,000 in the fiscal 2010 period as compared to $325,000 in the fiscal 2009 period due primarily to the re-franchising of five locations and higher opening fees earned from conventional franchised locations during the fiscal 2010 period. International franchise fee income was $78,000 in the fiscal 2010 period, as compared to $89,000 during the fiscal 2009 period primarily due to fewer openings of international franchised restaurants. During the fiscal 2010 period, 26 new franchised outlets opened, including five re-franchised locations, 11 Branded Menu Program outlets, one unit in Kuwait and one unit in the Dominican Republic. During the fiscal 2009 period, 37 new franchised outlets were opened, including 25 Branded Menu Program outlets, two units in Kuwait and one unit in Dubai.

License royalties increased by $247,000 or 5.6% to $4,672,000 in the fiscal 2010 period as compared to $4,425,000 in the fiscal 2009 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 11.8% to $3,736,000 from $3,342,000 as a result of higher licensee sales during the fiscal 2010 period.  Royalties earned from SFG, primarily from the retail sale of hot dogs, were $2,653,000 during the fiscal 2010 period as compared to $2,439,000 during the fiscal 2009 period. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $1,083,000 during the fiscal 2010 period as compared to $903,000 during the fiscal 2009 period. Beginning March 2008, Nathan’s World Famous Beef Hot Dogs were introduced into over 500 of the foodservice cafes operating in Sam’s Clubs throughout the United States. The Sam’s Club introduction was substantially completed by June 2008.  Accordingly, we anticipate earning similar royalties under this agreement during the balance of this fiscal year as compared to the last fiscal quarter of last year. We earned lower royalties of $180,000 from the sale of proprietary ingredients during the fiscal 2010 period.  During the fiscal 2009 period, we earned $234,000 in settlement of a multi-year dispute under that agreement related to the unauthorized use of certain ingredients. During the fiscal 2010 period, revenues from this agreement for the manufacture of Nathan’s proprietary ingredients increased by $54,000 when compared to sales in fiscal 2009.

Interest income was $704,000 in the fiscal 2010 period as compared to $810,000 in the fiscal 2009 period, primarily due to lower interest income on our cash and cash equivalents as a result of the lower current interest rate environment and the MSC Note (as defined) receivable, received in connection with the sale of Miami Subs on June 7, 2007.

Other income was $49,000 in the fiscal 2010 period as compared to $38,000 in the fiscal 2009 period.

Costs and Expenses from Continuing Operations

Overall, our cost of sales decreased by $793,000 to $22,437,000 in the fiscal 2010 period as compared to $23,230,000 in the fiscal 2009 period. Our gross profit (representing the difference between sales and cost of sales) was $8,711,000 or 28.0% of sales during the fiscal 2010 period as compared to $7,153,000 or 23.5% of sales during the fiscal 2009 period. The improved margin was due primarily to average higher selling prices of our Branded Product Program and lower food costs.

Cost of sales in the Branded Product Program decreased by approximately $441,000 during the fiscal 2010 period as compared to the fiscal 2009 period, primarily as a result of the decrease in the cost of our hot dogs of approximately 4.0% as a percentage of sales. In January 2009, we entered into a purchase commitment, as amended, to acquire 2,592,000 pounds of hot dogs for approximately $4,368,000 from April 2009 through September 2009, or approximately 47% of the expected usage. In October 2009, we entered into a purchase commitment to acquire 760,000 pounds of hot dogs for approximately $1,150,000, which were expected to be purchased during November and December 2009 and a second purchase commitment to acquire 1,205,000 pounds of hot dogs for approximately $1,915,000, which are expected to be purchased between January 2010 and March 2010. In January 2008, we entered into a purchase commitment to acquire approximately 1,785,000 pounds of hot dogs for approximately $2,740,000 from April 2008 through August 2008, or approximately 30% of the expected usage. These purchase commitments had varying effects on our hot dog costs during the fiscal 2010 and fiscal 2009 periods, as compared to purchasing all of our products at the then-prevailing market price. During the fiscal 2010 period, the market price of hot dogs declined during the summer, before rebounding later in the year. As a result, the purchase commitments cost the Company approximately $17,000. During the fiscal 2009 period, the market price of hot dogs continued to escalate and the 2008 purchase commitment yielded savings of $462,000. Beginning in July 2008, we initiated price increases in our Branded Product Program, in an effort to offset the increased cost of our hot dogs, which has improved margins. If the cost of beef and beef trimmings increases for product in excess of that covered by the purchase commitment and we are unable to pass on these higher costs through price increases, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during the fiscal 2010 period was $6,035,000 or 57.2% of restaurant sales, as compared to $6,211,000 or 58.5% of restaurant sales in the fiscal 2009 period.  The primary reason for the decrease in cost of sales in the fiscal 2010 period was a reduction in food and paper costs as a percentage of sales. The lower food cost as a percentage of sales was due primarily to the slightly lower commodity cost of our products and the effect of the sales price increases and certain menu changes. Cost of sales to our television retailer declined by $176,000 in the fiscal 2010 period, primarily due to lower sales volume.

Restaurant operating expenses increased by $15,000 to $2,601,000 in the fiscal 2010 period as compared to $2,586,000 in the fiscal 2009 period. The increase during the fiscal 2010 period when compared to the fiscal 2009 period results from operating one additional unit in the fiscal 2010 period of $67,000, which was partly offset by lower operating costs at our comparable restaurants during the fiscal 2010 period of $52,000. The lower costs at our comparable restaurants was due primarily to lower utility costs of $111,000 and reductions in various other costs of $71,000, which were partly offset by higher marketing costs of $76,000 in connection with four monthly free-standing insert campaigns and insurance costs of $51,000. During the fiscal 2010 period our utility costs were approximately 19.6% lower than the fiscal 2009 period which was due to lower commodity costs and lower consumption. We continue to be concerned about the uncertain market conditions for oil and natural gas.

Depreciation and amortization was $614,000 in the fiscal 2010 period as compared to $608,000 in the fiscal 2009 period.

General and administrative expenses increased by $446,000 or 6.5% to $7,275,000 in the fiscal 2010 period as compared to $6,829,000 in the fiscal 2009 period. The difference in general and administrative expenses was due primarily to higher professional fees of $138,000, an un-leased property expense of $117,000, higher payroll taxes mostly attributable to stock option exercises of $87,000 and marketing and related expenses of $46,000.

On September 11, 2009, a wholly-owned subsidiary of the Company entered into a lease (the “Lease”) for approximately 9,300 square feet of usable office space located in Jericho, New York to serve as the Company’s corporate headquarters and the Company entered into a guarantee of its subsidiary's obligation to pay rent under the Lease. The Lease commenced on January 1, 2010, has a ten (10) year term, with a five (5) year renewal right.

Provision for Income Taxes from Continuing Operations

In the fiscal 2010 period, the income tax provision was $2,647,000 or 35.6% of income from continuing operations before income taxes as compared to $2,304,000 or 36.1% of income from continuing operations before income taxes in the fiscal 2009 period. For the fiscal periods ended December 27, 2009 and December 28, 2008, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 38.8% and 40.4%, respectively. During the fiscal 2010 period, Nathan’s resolved uncertain tax positions in two states and reduced the associated unrecognized tax benefits along with the related accrued interest and penalties by approximately $91,000, which lowered the effective tax rate by 1.3% from 36.9% to 35.6%, and, excluding the effect of tax-exempt interest income, from 40.1% to 38.8%. Nathan’s is seeking to further resolve additional uncertain tax positions during the year ending March 28, 2010. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $90,000.

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

Nathan’s realized a gain on the sale of NF Roasters of $3,656,000 net of professional fees of $39,000, and recorded income taxes of $1,289,000 on the gain during the fiscal year ended March 29, 2009. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters.

On June 7, 2007, Nathan’s completed the sale of Miami Subs Corporation to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchasers’ promissory note in the amount of $2,400,000 (the “MSC Note”).  In the event the MSC Note was fully repaid within one year of the sale, Nathan’s had agreed to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of $250,000 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized $250,000 as additional gain and initially recorded estimated income taxes of $92,000 during the fiscal 2009 period, resulting from the contingent consideration which was deferred at the time of sale.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, other than our remaining purchase commitment to acquire approximately 1,376,000 pounds of hot dogs which are expected to be purchased between January 2010 and March 2010, pursuant to the two purchase commitments that Nathan’s entered in October 2009. Nathan’s entered into the purchase commitments in an effort to mitigate the effect of increases in the price of beef and beef trimmings.  As a result of the purchase commitments, Nathan’s costs during the fiscal 2010 period were approximately $17,000 higher due to the reduction in commodity costs during the summer of 2009. Nathan’s expects to enter into a new purchase commitment in February 2010 for 1,647,000 pounds of hot dogs that Nathan’s believes will be purchased between April and June 2010. The final pricing under this commitment will be determined after the product has been produced in March 2010.   Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.  See Note J to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash and cash equivalents at December 27, 2009 aggregated $9,004,000, increasing by $325,000 during the fiscal 2010 period.  At December 27, 2009, marketable securities were $24,918,000 compared to $25,670,000 at March 29, 2009 and net working capital increased to $36,741,000 from $35,303,000 at March 29, 2009.

Cash provided by operations of $4,139,000 in the fiscal 2010 period is primarily attributable to net income of $4,778,000 and other non-cash items of $1,206,000, net. Changes in Nathan’s operating assets and liabilities decreased cash by $1,845,000, resulting primarily from increased accounts and other receivables of $1,728,000, decreased accounts payable and accrued expenses of $450,000 and increased other assets of $210,000 resulting from a lease guaranty, which were partly offset by increased other non-current liabilities of $392,000, primarily from master development fees received in Canada and China and a contingent lease guaranty and decreases in prepaid expenses of $142,000. The increase in accounts and other receivables relates primarily to increased sales under the Branded Product Program and to our television retailer of $678,000, normal seasonal fluctuations from franchisees and licensees of $593,000 and advances to Nathan’s advertising fund of $259,000. The decrease in prepaid expenses is due primarily to the usage of prepaid marketing activities of $110,000 and rent of $50,000.

Cash used in investing activities was $742,000 in the fiscal 2010 period. We incurred capital expenditures of $1,992,000 primarily in connection with our office relocation, our Branded Product Program and capital maintenance projects at our restaurants. We received cash proceeds of $1,035,000 from the redemption of maturing available-for-sale securities and $215,000 from the receipt of payments on the MSC Note receivable. On January 29, 2010, Nathan's provided the Purchaser and the personal guarantors with a notice of default for the failure to make the most recent note payment. The parties have 10 days to cure the default.

Cash used in financing activities of $3,072,000 in the fiscal 2010 period, primarily for the purchase of 438,516 treasury shares of the Company’s Common Stock at a cost of $5,701,000 pursuant to the stock repurchase plans authorized by the Board of Directors on November 5, 2007 and June 30, 2009, as more fully described below.  Cash was received from the proceeds of employee stock option exercises of $1,533,000 and the expected realization of the associated tax benefit of $1,096,000.

Through December 27, 2009, Nathan’s purchased a total of 3,132,322 shares of common stock at a cost of approximately $24,499,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 438,516 shares of common stock at a cost of approximately $5,701,000 were repurchased during the thirty-nine-week period ended December 27, 2009.

On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 200,309 shares were repurchased at a cost of $2,494,000 as of December 27, 2009.

On February 5, 2009, Nathan’s and MSI entered into an agreement (the “10b5-1 Agreement”) pursuant to which MSI was authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which commenced on March 16, 2009.  The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously-announced fourth stock repurchase plan for the purchase of up to 500,000 shares.  The 10b5-1 Agreement, as amended, increased the aggregate amount to $4.2 million and shall terminate no later than August 10, 2010.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. The Company has repurchased 432,013 shares at a cost of $5,608,000 as of December 27, 2009, under the fifth stock repurchase plan.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for up to 500,000 shares of its common stock on behalf of the Company. No repurchases have been made under the sixth stock repurchase plan.

There are 299,691, 67,987 and 500,000 shares remaining to be purchased pursuant to the fourth, fifth and sixth stock repurchase plans, respectively.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the fourth, fifth and sixth stock-repurchase plans.

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

We expect that in the future we will continue the stock repurchase programs, make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs and fund those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis.

At December 27, 2009, there were four properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

	Payments Due by Period
		Less than			More than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	3-5 Years	5 Years

Employment Agreements	$2,584	$1,184	$800	$400	$200
Operating Leases	13,748	945	2,019	1,933	8,851
Gross Cash Contractual Obligations	16,322	2,129	2,819	2,333	9,051

Sublease Income	771	245	345	101	80
Net Cash Contractual Obligations	$15,561	$1,884	$2,474	$2,232	$8,971

	Amount of Commitment Expiration by Period
	Total
	Amounts	Less than			More than
Other Contractual Commitments	Committed	1 Year	1 - 3 Years	3-5 Years	5 Years

Commitments to purchase	$2,178	$2,178	$-	$-	$-
Total Other Contractual Commitments	$2,178	$2,178	$-	$-	$-

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, since then, we have experienced volatility in our costs for certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. During the fiscal 2010 period, the market price of hot dogs was approximately 7.2% lower than during the fiscal 2009 period. However, as a result of the Company’s purchase commitment during that same period, our cost of beef was only approximately 4.1% lower than the fiscal 2009 period. During the fiscal 2010 period, the cost of hot dogs did not increase as rapidly as we experienced during the period May 2008 through September 2008, when the cost of hot dogs reached the highest level since the inception of our Branded Product Program. Consequently, the purchase commitments did not yield the same benefit to the Company during the fiscal 2010 period as the purchase commitment in effect during the fiscal 2009 period. During the fiscal 2010 period, our costs were approximately 0.1% higher than if our purchases were made at the prevailing market prices as compared to the fiscal 2009 period, when our costs were lowered by 3.2%. During calendar 2009, the cost of beef and beef trimmings has been relatively stable, experiencing normal seasonal fluctuations, with increasing costs during the October through December period. However, we are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the balance of fiscal 2010. During the fiscal 2010 period we experienced lower costs for corn oil and cheese, which were partly offset by higher costs for potatoes. We may seek to enter into additional purchase commitments for both hot dogs and corn oil in the future. Additionally, we continue to experience the volatility in oil and gas prices on our distribution costs for our food products and utility costs in our Company-owned restaurants.

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

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 27, 2009, Nathans’ cash and cash equivalents aggregated $9,004,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $23,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 27, 2009, the market value of Nathans’ marketable securities aggregated $24,918,000. Interest income on these marketable securities would increase or decrease by approximately $62,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at December 27, 2009 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$25,874	$25,590	$25,271	$24,918	$24,533	$24,144	$23,754

Borrowings

The interest rate on our prior borrowings was generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement.  At December 27, 2009, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. Since January 2008, we have begun a program of entering into purchase commitments with our primary supplier to produce and deliver hot dogs at an agreed-upon price.  In January 2008, we entered into a purchase commitment to acquire approximately 1,785,000 pounds of hot dogs for approximately $2,740,000, which were purchased from April 2008 through August 2008. In January 2009, we entered a purchase commitment, as amended, to acquire 2,592,000 pounds of hot dogs for $4,368,000 from April 2009 through September 2009. In October 2009, we entered into two purchase commitments to acquire 760,000 pounds of hot dogs for $1,150,000, which were expected to be purchased in November and December 2009 and to acquire 1,205,000 pounds of hot dogs for $1,915,000, which were expected to be purchased in January through March 2010. During the fiscal 2010 period, the market price of hot dogs was approximately 7.2% lower than during the fiscal 2009 period. However, during that same period, due to our purchase commitment our cost of beef was only approximately 4.1% lower than the fiscal 2009 period. Nathan’s expects to enter into a new purchase commitment in February 2010, for 1,647,000 pounds of hot dogs that Nathan’s expects to purchase between April and June 2010. The final pricing under this commitment will be determined after the product has been produced in March 2010. We may attempt to enter into similar arrangements for hot dogs and other products in the future.  With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodities purchases will be subject to changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 27, 2009 would have increased or decreased our cost of sales by approximately $1,791,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended December 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 20, 2007, a personal injury lawsuit was initiated seeking unspecified damages against the Company's subtenant and the Company's master landlord at a leased property in Huntington, New York.  The claim relates to damages suffered by an individual as a result of an alleged "trip and fall" on the sidewalk in front of the leased property, maintenance of which is the subtenant's responsibility.  Although the Company was not named as a defendant in the lawsuit, under its master lease agreement the Company may have an obligation to indemnify the master landlord in connection with this claim.  The Company did not maintain its own insurance on the property concerned at the time of the incident; however, the Company is named as an additional insured under its subtenant's liability policy.  Accordingly, if the master landlord is found liable for damages and seeks indemnity from the Company, the Company believes that it would be entitled to coverage under the subtenant's insurance policy.  Additionally, under the terms of the sublease, the subtenant is required to indemnify the Company, regardless of insurance coverage. This claim was satisfied by the subtenant's insurance company without any payment by Nathan’s.

The Company is party to a License Agreement with SMG, Inc. ("SMG") dated as of February 28, 1994, as amended (the "License Agreement") pursuant to which: (i) SMG acts as the Company's exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan's Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan's Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the "Termination Date"), due to SMG's breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.   The Company has answered SMG's complaint and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a Stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier. Each of the parties has moved for summary judgment in its favor.  On January 28, 2010, SMG sought leave to file a Second Amended Complaint for, among other things, declaratory and injunctive relief and damages, and for leave to amend its Answer to Nathan’s counterclaims to include an additional affirmative defense alleging a breach by Nathan’s of the License Agreement.  SMG’s Motion for Leave to Amend is scheduled to be presented to the court on February 4, 2010.  Nathan’s intends to oppose this motion and vigorously defend this matter.

On July 31, 2009, the Company was served with a class action complaint filed in the Superior Court of the State of New Jersey, Essex County (the "Complaint").  In addition to Nathan's Famous, Inc., the Complaint names as defendants Kraft Foods, Sara Lee Corporation, ConAgra Foods, Inc., and Marathon Enterprises, Inc. (and together with Nathan's Famous, Inc., the "Defendants"). The named class plaintiffs purport to represent consumers who have purchased processed meat products that were distributed and sold in New Jersey from July 22, 2003 through July 22, 2009.  The Complaint alleges, among other things, that Defendants violated the New Jersey Consumer Fraud Act (N.J.S.A. 56:8-2) (the "Act") by omitting material information about their respective processed meat products for the purpose of inducing consumers to purchase the products.  The Complaint seeks injunctive relief, attorneys' fees and costs incurred in bringing the lawsuit.  The named plaintiffs are further seeking combined damages in the amount of $900.00. If a violation of the Act is found to have occurred, named plaintiffs are entitled to trebled damages in the combined amount of $2,700.00.  The Company, along with all of the defendants made a motion to dismiss this Complaint on October 9, 2009 and is awaiting a decision; however, management believes that any liability will not have a material impact on the financial condition of the Company.

On October 5, 2009, the Company was served with a summons and complaint filed in the Supreme Court of Suffolk County, New York. The plaintiff, Painted Pieces LTD, alleges copyright infringement and asserts causes of action for breach of contract, unjust enrichment, willful wrongful use of plaintiff’s artwork, and violation of the New York general business law, in each case due to the reproduction of certain artwork used by the Company in its advertising.  The complaint seeks damages of an aggregate $10.5 million. On November 2, 2009, the Company removed the action to the United Stated District Court, Eastern District of New York and on November 9, 2009, filed a motion to dismiss.  The Company denies all of the claims asserted against it in this litigation and intends to vigorously defend against the action. The Company has submitted the claim to its various insurance carriers for defense and indemnification. The majority of Nathan’s insurance carriers have initially declined coverage and the Company is presently reviewing its rights in relation thereto.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans

September 28, 2009 October 25, 2009	-0-	$-0-	-0-	415,698
October 26, 2009 November 22, 2009	-0-	$-0-	-0-	915,698
November 23, 2009 December 27, 2009	48,020	$14.2110	48,020	867,678
Total	48,020	$14.2110	48,020	867,678

  A) Represents the Company’s fiscal periods during the third quarter ended December 27, 2009.

On September 14, 2001, Nathan’s was authorized to purchase up to 1,000,000 shares of its common stock. Pursuant to its first stock repurchase program, Nathan’s repurchased 1,000,000 shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000. On October 7, 2002, Nathan’s was authorized to purchase up to 1,000,000 additional shares of its common stock. Nathan’s concluded the second authorized stock repurchase program of 1,000,000 shares of common stock at a cost of approximately $5,416,000. On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company.  On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “first 10b5-1 Agreement”) pursuant to which MSI was authorized to purchase shares of the Company’s common stock having a value of up to an aggregate $6 million.  Purchases under the first 10b5-1 Agreement have been completed. On February 5, 2009, Nathan’s and MSI entered into a second agreement (the “second 10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which purchases commenced on March 16, 2009.  Both the first and the second 10b5-1 Agreements were adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously-announced stock repurchase plans, for the purchase of up to 500,000 shares.  The first 10b5-1 plan was completed.  The second 10b5-1 Agreement was originally due to terminate no later than March 15, 2010.  On November 6, 2009, Nathan’s and MSI amended the terms of the second 10b5-1 Agreement to increase the aggregate amount to $4.2 million and extend the termination date to no later than August 10, 2010.

On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 200,309 shares were repurchased at a cost of $2,494,000 as of December 27, 2009.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. The Company has repurchased 432,016 shares at a cost of $5,608,000 as of December 27, 2009, under the fifth stock repurchase plan.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. No purchases have been made under the sixth stock repurchase plan.

There are 299,691, 67,987 and 500,000 shares remaining to be purchased pursuant to the fourth, fifth and sixth stock repurchase plans, respectively.

Through December 27, 2009, Nathan’s purchased a total of 3,132,322 shares of common stock at a cost of approximately $24,499,000 pursuant to stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 438,516 shares of common stock at a cost of approximately $5,701,000 were repurchased during the thirty-nine-week period ended December 27, 2009.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the fourth, fifth and sixth stock-repurchase plans.

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

10.1
First Amendment to 10b5-1 Issuer Repurchase Instructions between Nathan’s Famous, Inc. and Mutual Securities, Inc. dated November 6, 2009 (including Form of Right Certificate). (Incorporated by reference for Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2009.)

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

NATHAN'S FAMOUS, INC.

Date: February 4, 2010	By:	/s/Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2010	By:	/s/Ronald G. DeVos
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

10.1
First Amendment to 10b5-1 Issuer Repurchase Instructions between Nathan’s Famous, Inc. and Mutual Securities, Inc. dated November 6, 2009 (including Form of Right Certificate). (Incorporated by reference for Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2009.)

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