Form 10-K
period 2010-03-28
NATHANS FAMOUS INC
filed 2010-06-11
CIK 69733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to__________

Commission File No. 0-3189

NATHAN’S FAMOUS, INC.

(Exact name of registrant as specified in its charter)
Delaware	11-3166443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jericho Plaza, Jericho, New York	11753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	516-338-8500

Securities registered pursuant to Section 12(g) of the Act:
Common Stock – par value $.01	Nasdaq Stock Market
(Title of class)	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 27, 2009 - was approximately $65,057,000.

As of June 4, 2010, there were outstanding 5,594,448 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference from the registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather, legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the ability to continue to attract franchisees; no material increases in the minimum wage; our ability to attract competent restaurant and managerial personnel; and the future effects of bovine spongiform encephalopathy, BSE, first identified in the United States on December 23, 2003;  as well as those risks discussed from time to time in this Form 10-K annual report for the year ended March 28, 2010, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Item 1.  Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treachers Corp., owner of the Arthur Treacher’s brand since February 28, 2006, and its former subsidiaries, Miami Subs Corporation, owner of the Miami Subs brand through May 30, 2007 and NF Roasters Corp., owner of the Kenny Rogers Roasters brand, through April 23, 2008.

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution:

•
The operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French-fries, and a variety of other menu offerings, which operate under the name "Nathan’s Famous," the name first used at our original Coney Island restaurant which opened in 1916.

•
The expansion of our Franchise program with the introduction of the Branded Menu Program, previously known as our Limited-menu Frank and Fry Franchise Program, in fiscal 2007.  Pursuant to this program, qualified foodservice operators are provided with the ability to offer a menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings and other Nathan’s Famous menu offerings.

•
The Branded Product Program, introduced in fiscal 1998, which allows foodservice operators to prepare and sell Nathan’s World Famous Beef Hot Dogs and certain other proprietary products outside of the realm of a traditional franchise relationship while making limited use of the Nathan’s Famous trademark.

•
A licensing program which began in 1978, which authorizes various third parties to manufacture, market and distribute various bulk and packaged products bearing the Nathan’s Famous trademarks to food service customers and retail customers through supermarkets, club stores and other grocery-type outlets.

We also own the Arthur Treacher’s brand and trademarks, which our NF Treachers Corp. subsidiary acquired on February 28, 2006.  Before the acquisition, we were party to a licensing arrangement with the prior owners of Arthur Treacher’s that permitted us to include limited menu Arthur Treacher’s operations within our restaurant system.  Today, we continue to use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants and are planning to introduce an Arthur Treacher’s Branded Menu program during fiscal 2011.

We previously operated in two other branded restaurant systems which we sold during the past three years.  On June 7, 2007, we completed the sale of our wholly-owned subsidiary, Miami Subs Corporation, to Miami Subs Capital Partners I, Inc., effective as of May 31, 2007.  Pursuant to the stock purchase agreement, we sold all of the stock of Miami Subs Corporation in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s promissory note in the principal amount of $2,400,000, as amended. We had acquired Miami Subs Corporation in September 1999.

Similarly, on April 23, 2008, we completed the sale of our wholly-owned subsidiary, NF Roasters Corp., to Roasters Asia Pacific (Cayman) Limited.  Pursuant to the stock purchase agreement, we sold all of our stock in NF Roasters Corp. in exchange for approximately $4,000,000 in cash. We formed NF Roasters Corp. in 1999 to become the franchisor of the Kenny Rogers Roasters restaurant system through the acquisition of the intellectual property rights, including trademarks, recipes and franchise agreements, of Roasters Corp. and Roasters Franchise Corp., both of which were then involved in bankruptcy proceedings.  During our period of ownership, we used the Kenny Rogers Roasters trademarks and products primarily as a branded chicken menu-line extension for inclusion in certain Nathan’s Famous and Miami Subs restaurants.

Since fiscal 2003, our primary focus has been to expand the market penetration of the Nathan’s Famous brand.  Specifically, we have sought to increase the number of points of brand representation and product sales throughout our various channels of distribution.  In this regard, we have concentrated our efforts on:

•	expanding the number of foodservice locations participating in the Nathan’s Famous Branded Product Program;

•
expanding the number of domestic franchised Nathan’s Famous restaurant units through the opening of new and innovative types of locations, such as the Branded Menu Program, as well as the development of an international franchising program;

•	expanding our licensing programs for packaged Nathan’s Famous products through new product introductions and geographic expansion; and

•
operating our existing Company-owned restaurants and, during the period that we owned the Miami Subs and Kenny Rogers brands, seeking to expand our sales by introducing those brands in Nathan’s locations and the Nathan’s brand in Miami Subs locations.

As a result of our efforts to expand the Nathan’s Famous brand, as of March 28, 2010:

•	our Nathan’s Famous restaurant system consisted of 246 franchised units and five Company-owned units (including one seasonal unit) located in 25 states and four foreign countries;

•	our Nathan’s Famous Branded Product Program distributes our Nathan’s World Famous Beef Hot Dogs throughout 50 states, the District of Columbia, Puerto Rico, Guam, the US Virgin Islands and Canada; and

•	Nathan’s Famous packaged hot dogs and other products were offered for sale within supermarkets and club stores in 41 states.

Our revenues are generated primarily from sales of products sold through our Branded Product Program and within our Company-owned restaurants, as well as from the royalties, fees and other sums we earn from our franchising and licensing activities.

We plan to continue expanding the scope and market penetration of our Branded Product and Branded Menu Programs, further develop the restaurant operations of existing Nathan’s Famous franchised and Company-owned outlets, open new Nathan’s Famous franchised outlets in traditional or captive market environments and expand the Nathan’s Famous retail licensing programs. We may also selectively consider opening new Company-owned restaurants.  We expect to begin developing franchised locations in Canada and China during fiscal 2011 and further seek to develop an expanded international presence through the use of franchising and distribution agreements based upon individual or combined use of our business alternatives.

We were incorporated in Delaware on July 10, 1992 under the name “Nathan’s Famous Holding Corporation” to act as the parent of a Delaware corporation then-known as Nathan’s Famous, Inc.  On December 15, 1992, we changed our name to Nathan’s Famous, Inc., and our Delaware subsidiary changed its name to Nathan’s Famous Operating Corporation.  The Delaware subsidiary was organized in October 1989 in connection with its re-incorporation in Delaware from that of a New York corporation named “Nathan’s Famous, Inc.”  The New York Nathan’s was incorporated on July 10, 1925, as a successor to the sole-proprietorship that opened the first Nathan’s restaurant in Coney Island in 1916.  On July 23, 1987, Equicor Group, Ltd. was merged with and into the New York Nathan’s in a “going private” transaction.  The New York Nathan’s, the Delaware subsidiary and Equicor may all be deemed to be our predecessors.

Restaurant Operations
Currently, our restaurant operations are comprised solely of Nathan’s Famous, which have been co-branded with Arthur Treacher’s and Kenny Rogers Roasters menu items in 60 and 57 units, respectively.

Nathan’s Concept and Menus

Our Nathan’s concept is scalable, offering a wide range of facility designs and sizes, suitable to a vast variety of locations, featuring a core menu consisting of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.  Nathan’s menu is designed to take advantage of site-specific market opportunities by adding complementary food items to the core menu.  The Nathan’s concept is suitable to stand-alone or can be co-branded with other nationally recognized brands.

Nathan’s World Famous Beef Hot Dogs are flavored with its secret blend of spices provided by Ida Handwerker in 1916, which historically have distinguished Nathan’s World Famous Beef Hot Dogs.  Our hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 90 years in our Company-owned and franchised restaurants. Our signature crinkle-cut French fries are featured at each Nathan’s restaurant. Nathan’s crinkle-cut French fries are cooked in 100% trans-fat-free oil.  We believe that the majority of sales in our Company-owned units consist of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.

Individual Nathan’s restaurants supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices including: char-grilled hamburgers, crispy chicken tenders, crispy chicken and char-grilled chicken sandwiches, Philly cheese-steaks, selected seafood items, a breakfast menu and assorted desserts and snacks.  While the number of supplemental menu items carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions.  Each of these supplemental menu options consists of a number of individual items; for example, the hamburger menu may include char-grilled bacon cheeseburgers, double-burgers and super cheeseburgers. We seek to maintain the same quality standard with each of Nathan’s supplemental menus as we do with Nathans’ core hot dog and French fries menu.  Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights.  Nathan’s also has a “Kids Meal” program in which various menu alternatives are combined with toys designed to appeal to the children’s market. Soft drinks, iced tea, coffee and old fashioned lemonade and orangeade are also offered.  The Company continually evaluates new products. In the course of its evaluations, the Company seeks to respond to changing consumer trends, including a trend toward perceived “healthier” products.  In addition to its well-established, signature products, the Company offers for sale in many of its restaurants up to seven chicken products, six fish products, and five salad, soup, and vegetable products. Additionally, our crinkle-cut French fries are prepared in trans-fat-free oil in all restaurants.

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

We believe that Nathan’s carts, kiosks, modular units and food court designs are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry foodservice, within larger retail operations and other captive markets.  Many of these settings may also be appropriate for our expanding Branded Menu Program or Branded Product Program. All of these units feature the Nathan’s logo and utilize a contemporary design.

Arthur Treacher’s Fish-n-Chips Concept and Menu

Arthur Treacher’s Fish-n-Chips, Inc. was originally founded in 1969. Arthur Treacher’s main product is its "Original Fish-n-Chips," consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The full menu restaurants emphasize the preparation and sale of batter-dipped fried seafood and chicken dishes served in a quick-service environment. Other Arthur Treacher's products that may be offered in full menu restaurants include chicken, shrimp, clams and an assortment of other seafood combination dishes.  The full menu restaurants operate a sit-down style, quick serve operation under a uniform business format consisting of methods, procedures, building designs, décor, color schemes and trade dress. The restaurant format also utilizes certain service marks, logos, copyrights and commercial symbols.  Currently, Arthur Treacher’s products are served within 60 Nathan’s Famous restaurants, whereby the menu generally consists of fish fillets, shrimp, clams and hush puppies. The Arthur Treacher’s brand is generally represented in these restaurants by the use of limited trade dress, certain service marks, logos, copyrights and commercial symbols.

Kenny Rogers Roasters Menu

Prior to the sale of NF Roasters Corp. on April 23, 2008, the Kenny Roger Roasters brand was used primarily as a co-brand that was located within Nathan’s and Miami Subs domestic restaurants utilizing certain Kenny Rogers Roasters products, which included chicken sandwiches, chicken tenders and chicken wings, as part of the restaurant’s menu offering. At the time of sale, the Kenny Rogers Roasters restaurant system consisted primarily of approximately 98 traditional restaurants operating internationally and approximately 100 co-branded representations within the Nathan’s Famous and Miami Subs domestic restaurant systems. In connection with the sale, we retained the right to continue using the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the then-existing Nathan’s Famous and Miami Subs restaurants, where the Kenny Rogers products had already been introduced.

Miami Subs Menu

Prior to the sale of Miami Subs Corporation effective May 31, 2007, Nathan’s operated Miami Subs as the franchisor of the Miami Subs concept, which featured a wide variety of moderately-priced lunch, dinner and snack foods, including hot and cold submarine sandwiches, various ethnic foods such as gyros and pita sandwiches, flame grilled hamburgers and chicken breast sandwiches, cheese-steaks, chicken wings, fresh salads, ice cream and other desserts and beverages.  Nathan’s also introduced its Nathan’s, Kenny Rogers Roasters and Arthur Treacher’s signature products into a number of Miami Subs restaurants. At the time of sale, the Miami Subs restaurant system consisted of approximately 65 restaurants. In connection with the sale, Miami Subs retained the right to continue offering the Nathan’s, Kenny Rogers Roasters and Arthur Treacher’s signature products within its restaurant system.

Franchise Operations

At March 28, 2010, our Nathan’s Famous franchise system, including our Branded Menu Program, consisted of 246 units operating in 25 states and four foreign countries.

Our franchise system counts among its 140 franchisees such well-known companies as HMS Host, ARAMARK Leisure Services, Inc., Delaware North, Centerplate (formerly known as Service America Corp.), Culinart, National Amusements, Hershey Entertainment and Six Flags Theme Parks. We continue to seek to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During our fiscal year ended March 28, 2010, no single franchisee accounted for over 10% of our consolidated revenue. At March 28, 2010, HMS Host operated 23 franchised outlets, including nine units at airports, 10 units within highway travel plazas and four units within malls. Additionally, at March 28, 2010, HMS Host operated 50 locations featuring Nathan’s products pursuant to our Branded Product Program. HMS Host currently is in the process of opening two seasonal franchised units and five Branded Product Program units. At March 28, 2010, there were also 49 Brusters Real Ice Cream locations selling Nathan’s products under our Branded Menu Program.

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

We offer various management-training courses for management personnel of Company-owned and franchised Nathan’s Famous restaurants.  A restaurant manager from each restaurant must successfully complete our mandated management-training program.  We also offer additional operations and general management training courses for all restaurant managers and other managers with supervisory responsibilities. We provide standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs.  We also provide ongoing advice and assistance to franchisees. We meet with our franchisees to discuss upcoming marketing events, menu development and other topics, each of which is designed to provide system-wide benefits.

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service.  All standards and specifications are developed by us to be applied on a system-wide basis.  We regularly monitor franchisee operations and inspect restaurants.  Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement.  We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed.  We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal year ended March 28, 2010, (“fiscal 2010") franchisees opened 33 new Nathan’s Famous franchised units in the United States (including 17 Branded Menu Program units) and six agreements were terminated for non-compliance.

A franchisee who desires to open multiple units in a specific territory within the United States may enter into an area development agreement under which we would expect to receive an area development fee based upon the number of proposed units which the franchisee is authorized to open.  As units are opened under such agreements, a portion of such advance may be credited against the franchise fee payable to us, as provided in the standard franchise agreement. We may also grant exclusive territorial rights in foreign countries for the development of Nathan’s units based upon compliance with a predetermined development schedule. Additionally, we may further grant exclusive manufacturing and distribution rights in foreign countries, which we expect will require an exclusivity fee to be conveyed for such exclusive rights.

Nathan’s Branded Menu Program

During our fiscal year ended March 30, 2008, we began marketing the Nathan’s Famous Branded Menu Program that provides qualified foodservice operators the ability to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings, and a limited menu of other Nathan’s products. Under the Branded Menu Program, the operator may use the Nathan’s Famous trademarks on signage and as a part of its menu boards.  Additionally, the operator may use Nathan’s Famous paper goods and point of sale marketing materials.  Nathan’s also provides architectural and design services, training and operation manuals in conjunction with this program.  The operator provides Nathan’s with a fee and is required to sign a 10-year agreement.  Nathan’s does not collect a royalty directly from the operator and the operator is not required to report sales to Nathan’s as required by the standard franchise arrangements. The Branded Menu Program operator is required to purchase products from Nathan’s approved distributors; we derive our profit from such purchases.

As of March 28, 2010, the Branded Menu Program was comprised of 69 outlets.  Brusters Real Ice Cream, a premium ice cream franchisor headquartered in Western Pennsylvania with approximately 235 Company-owned and franchised ice cream shops located largely in the southeast United States, has adopted the Nathan’s Famous Branded Menu Program.  As of March 28, 2010, Brusters Real Ice Cream shops operated 49 Nathan’s Famous Branded Menu operations with three additional units under development.  We anticipate expanding this program during fiscal 2011.

Arthur Treacher’s

At the time of our acquisition of Miami Subs in fiscal 2000, Miami Subs had an existing co-branding agreement with the franchisor of the Arthur Treacher’s Fish N Chips restaurant system permitting Miami Subs to include limited-menu Arthur Treacher’s restaurant operations within Miami Subs restaurants (the “AT Co-Branding Agreement”).  Through our acquisition of Miami Subs, we were able to extend the terms of the AT Co-Branding Agreement to allow the inclusion of a limited number of Arthur Treacher’s menu items within Nathan’s Famous restaurants as well.  Since that time, our co-branding efforts with the Arthur Treacher’s concept have been extremely successful.  As of March 28, 2010, there were Arthur Treacher’s co-branded operations included within 60 Nathan’s Famous restaurants.

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

Currently, our primary intention is to continue to include co-branded Arthur Treacher’s operations within our Nathan’s Famous restaurants, as well as to explore alternative distribution channels for Arthur Treacher’s products.  Additionally, we may explore in the future a franchising program focused on the expansion of traditional, full-menu Arthur Treacher’s restaurants outside of the PFSI Markets.

Kenny Rogers Roasters Domestic Franchise Program

Subsequent to our acquisition of the Kenny Rogers Roasters brand out of the bankruptcies of Roasters Corp. and Roasters Franchise Corp., we emphasized co-branding certain signature items from the Kenny Rogers Roasters menu into the Nathan’s Famous and Miami Subs restaurant systems and we did not generally seek to add new franchisees of traditional Kenny Rogers Roasters restaurants to the franchise system.   Nevertheless, franchisees of approximately 60 traditional domestic Kenny Rogers Roasters restaurants operated under the previous franchise system elected to “opt-in” to our bankruptcy reorganization plan in March of 2000.  On April 23, 2008, we sold NF Roasters Corp., our Kenny Rogers Roasters subsidiary, and retained the right to continue using the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the then-existing Nathan’s Famous and Miami Subs restaurants where the Kenny Rogers products had already been introduced.

Company-owned Nathan’s Restaurant Operations

As of March 28, 2010, we operated five Company-owned Nathan’s units, including one seasonal location, in New York.  Four of our Company-owned restaurants range in size from approximately 2,500 square feet to 10,000 square feet, are all free-standing buildings and have seating to accommodate between 60 and 350 customers.  These restaurants are open seven days a week on a year-round basis and are designed to appeal to all ages of consumers.  Our one seasonal location is approximately 440 square feet. We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to insure adherence to these standards.

Three of our Company-owned restaurants have contemporary service areas, seating, signage, and general decor.  Our Coney Island restaurant, which was first opened in 1916, remains unique in its presentation and operations.

Our Company-owned restaurants typically carry a broader selection of menu items than our newer franchise restaurants and generally attain sales levels higher than the average of our newer franchise restaurants.  The items offered at these restaurants, other than the core menu, tend to have lower margins than the core menu.  To duplicate these older units would require significantly higher levels of initial investment than current franchise restaurants and may operate at a lower sales/investment ratio.  Consequently, we do not intend to replicate these older designs in any future Company-owned restaurants.

International Development

As of March 28, 2010, Nathan’s Famous franchisees operated 20 units in four foreign countries, having significant operations within Kuwait. During the current fiscal year, our international franchising program included  opening two Nathan’s Famous restaurants in Kuwait, one restaurant in each of the Dominican Republic and the Cayman Islands and closing our only restaurant in the United Arab Emirates.

During fiscal 2007, we executed a Master Franchise Agreement and a Distribution Agreement for Nathan’s rights in the United Arab Emirates, pursuant to which a unit opened in Dubai in April 2008.  During fiscal 2010, we entered into Master Agreements for development of Nathan’s in Canada and China; pursuant to the development schedules, we expect the first franchised locations to open in Canada and China during fiscal 2011. These agreements provide for the development of Nathan’s restaurants to be owned and operated by the developer, with each agreement providing the developer with the right to sub-franchise the development of Nathan’s units to qualified third parties.  Additionally, the Canadian developer also entered into a Distribution Agreement with us for the development of a Branded Product Program in Canada.  Each agreement requires the payment of a master development fee to Nathan’s in addition to ongoing opening fees and royalties. We may continue to grant exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, which we expect will require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally through the use of master franchising agreements based upon individual or combined use of our existing restaurant concepts and for the distribution of Nathan’s products. Following is the summary of our international operations for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008. See Item 1A-“Risk Factors.”

	March 28, 2010	March 29, 2009	March 30, 2008

Total revenue	1,129,000	798,000	736,000

Gross profit (a)	438,000	399,000	401,000

Total assets	-	-	-

(a)	Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 28, 2010 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Alabama	-	2	2
Arizona	-	2	2
Arkansas	-	1	1
California	-	3	3
Connecticut	-	5	5
Florida	-	21	21
Georgia	-	23	23
Kentucky	-	4	4
Massachusetts	-	8	8
Michigan	-	1	1
Mississippi	-	1	1
Missouri	-	3	3
Nevada	-	9	9
New Hampshire	-	1	1
New Jersey	-	34	34
New York	5	61	66
North Carolina	-	4	4
Ohio	-	10	10
Pennsylvania	-	17	17
Rhode Island	-	1	1
South Carolina	-	5	5
Tennessee	-	1	1
Texas	-	1	1
Virginia	-	7	7
West Virginia	-	1	1
Domestic Subtotal	5	226	231

International Locations
Dominican Republic	-	3	3
Egypt	-	1	1
Kuwait	-	15	15
Cayman Islands	-	1	1
International Subtotal	-	20	20
Grand Total	5	246	251

(1)	Amounts include 69 units operated pursuant to our Branded Menu Program. Units operating pursuant to our Branded Product Program are excluded.

Branded Product Program

The Branded Product Program was launched during fiscal 1998.  The program was expressly created to provide a new vehicle for the sale of Nathan’s World Famous Beef Hot Dogs and other proprietary items.  Through this program, Nathan’s provides qualified foodservice operators in a variety of venues the opportunity to capitalize on Nathan’s valued brand by marketing and selling certain Nathan’s Famous signature products. In conjunction with the program, the operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s point of purchase materials. We earn income by selling our products either directly to the end users or to various foodservice distributors who provide the products to retailers.

As of March 28, 2010, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam and Canada.  We believe that the program is unique in its flexibility and broad appeal.  Hot dogs are offered in a variety of sizes and even come packaged with buns for vending machine use.  During fiscal 2010, Nathan’s World Famous Beef Hot Dogs continued to be promoted as part of the pretzel dogs sold at Auntie Anne’s, which honored Nathan’s as the “Vendor of the Year” for 2005. Nathan’s World Famous Beef Hot Dogs are also featured in Subway restaurants operating within Wal-Marts, Race Trac convenience stores and K-Mart foodservice stores.

During the past three years, the number of locations offering Nathan’s branded products has continued to expand.  Today, Nathan’s World Famous Beef Hot Dogs are being offered in major hotel and casino operations such as Foxwoods Casino in Connecticut, Harrah’s and several others throughout the country. National movie theaters, such as National Amusements and Century/Cinemark Theaters, also offer Nathan’s World Famous Beef Hot Dogs at their concession stands.  A wide variety of colleges and universities serve Nathan’s World Famous Beef Hot Dogs.  Our products are also offered in numerous foodservice operations including snack bars, cafeterias, vending machines, military installations and VA hospitals throughout the country.  Nathan’s and New York Baseball first teamed-up in 2001, when Nathan’s was named as the official non-kosher hot dog of the New York Yankees for the 2001-2008 baseball seasons. Nathan’s was also named as the official hot dog of the New York Mets for the 2005 - 2009 baseball seasons. Last season Nathan’s was named the official hot dog of both teams for the 2009 through 2018 baseball seasons. Nathan’s hot dogs are sold at the Nassau Long Island Coliseum, home of the New York Islanders and the Prudential Center, home of the New Jersey Devils. Nathan’s hot dogs were also introduced into the new Dallas Cowboys stadium for the 2009 football season.

Additionally, Nathan’s is offered in retail environments, entertainment centers, airport and travel plazas, restaurants and convenience stores throughout the nation. Nathan’s World Famous Beef Hot Dogs are currently being offered at a variety of restaurant chains.

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

We also expect to continue opening traditional and Branded Menu Nathan’s Famous franchised units individually and on a co-branded basis, expanding product distribution through various means such as branded products and retail licensing arrangements, developing master franchising programs in foreign countries and including our Arthur Treacher’s signature products within our restaurant system.

We may selectively consider opening new Company-owned Nathan’s units on an opportunistic basis. Existing Company-owned units are located in the New York metropolitan area, where we have extensive experience in operating restaurants. We may consider new opportunities in both traditional and captive market settings.

We believe that our international development efforts will continue to garner a variety of interest as a result of the unique product distribution opportunities that we offer. Because of the scalability of our concept and menu offerings, we believe that there are also opportunities to co-brand our restaurant concept and/or menu items with other restaurant concepts internationally. We believe that in addition to restaurant franchising, there is the opportunity to further increase revenues by continuing to offer master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, sub-franchising of restaurants to others, licensing the manufacture of our signature products, selling our signature products through supermarkets or other retail venues and further developing our Branded Product Program.  Qualified persons or entities must have satisfactory foodservice experience managing multiple units, the appropriate infrastructure and the necessary financial resources to support the anticipated development of the business.

During fiscal 2004, we first test marketed the sale of Nathan’s World Famous Beef Hot Dogs on the QVC television network. Since then, we have sought to capitalize on this opportunity by working closely with QVC and developing new products.  During fiscal 2010, we had 65 airings on QVC, including eight airings on the May 15, 2009,  “Today’s Special Value” featuring our quarter pound hot dogs. QVC has continued to reduce its emphasis on special food airings which began during our fiscal 2008 period. Nathan’s Famous products were on air 50 times during the fiscal 2009 period, which included a “Today’s Special Value” featuring our Sampler Pack. We have continued to develop new products for sale by QVC, such as pretzel dogs, “Franks ‘n Blankets” and a sampler package, which were very successful. We intend to continue to work with QVC to develop new products to expand this distribution channel throughout fiscal 2011.

Co-branding

We believe that there is a continuing opportunity for co-branding our restaurant concept and/or menu items with other restaurant concepts, as well as within our restaurant system.  Franchisees that have co-branded a Nathan’s Famous restaurant with our other brands received a then-current Uniform Franchise Offering Circular (“UFOC”) or  Franchise Disclosure Document (“FDD”) and executed a participation agreement as a rider to their franchise agreement. Beginning fiscal 2002, we have continued with our co-branding strategy within the Nathan’s Famous restaurant system by adding the Arthur Treacher’s and Kenny Rogers Roasters brands into Nathan’s Famous restaurants.  Upon the sale of the Kenny Rogers Roasters brand in April 2008, we discontinued co-branding that brand in the Nathan’s Famous system. We intend to continue our co-branding effort with the Arthur Treacher’s brand with new and existing Nathan’s Famous franchisees in the future.  We also intend to expand our co-branding efforts beyond the Nathan’s restaurant system, with the Branded Menu Program and traditional franchising programs by seeking to market these programs to single and multi-unit restaurant operators.

At March 28, 2010, the Arthur Treacher’s brand was being sold within 60 Nathan’s restaurants and the Kenny Rogers Roasters brand was being sold within 57 Nathan’s restaurants. After the sale of Miami Subs effective May 31, 2007, Nathan’s and Arthur Treacher’s products have continued to be co-branded within their restaurant system. Notwithstanding our sale of the Kenny Rogers franchisor in April 2008, we have the right to continue to sell Kenny Rogers products in our then-existing Nathan’s locations and to receive the revenue from those sales.  Consequently, we intend to perpetuate co-branding with Kenny Rogers products within those Nathan’s Famous locations.

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

Licensing Program

We license SMG, Inc. and its affiliates (collectively, “SMG”) to produce packaged hot dogs and other beef products according to Nathan’s proprietary recipes and spice formulations, and to use “Nathan’s Famous” and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, club stores and grocery stores.  The supply/license agreement with SMG (the “License Agreement”) provides for royalties ranging between 3% and 5% of sales.  The percentage varies based on sales volume, with escalating annual minimum royalties.  Earned royalties of approximately $3,746,000 in fiscal 2010 and $3,329,000 in fiscal 2009 exceeded the contractual minimums established under the License Agreement.  As of March 28, 2010, packaged Nathan’s World Famous Beef Hot Dogs were being sold in over 33,000 supermarkets and mass merchandisers including Costco, Wal-Mart, Sam’s Clubs and BJ’s located in 41 states.  We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage.  Royalties earned from this product line were approximately 58% of our fiscal 2010 license revenues.  The License Agreement was scheduled to expire in 2014. (See Item 1A- “Risk Factors” and Item 3- “Legal Proceedings.”)

We license the manufacture and sale of hot dogs by John Morrell and Company for food service. During fiscal 2010 and 2009, we earned $1,420,000 and $1,245,000 respectively, under this agreement. During fiscal 2009 Nathan’s World Famous Beef Hot Dogs were introduced into over 500 club store foodservice cafes located  throughout the United States.  The majority of royalties were earned from this account.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties. During fiscal 2010 and 2009, we earned $554,000 and $771,000. We have also licensed Newly Weds Foods, Inc. as a secondary source of supply.

During fiscal 2010, our licensee ConAgra Foods Lamb Weston, Inc., continued to produce and distribute Nathan’s Famous frozen French fries, onion rings and potato pancakes for retail sale pursuant to a license agreement.  During fiscal 2008, Nathan’s Famous onion rings and potato pancakes were first introduced into the market. These products were distributed primarily in New York City supermarkets during fiscal 2008.  Our products have been distributed within 13 states primarily on the East Coast of the United States during fiscal 2010. During fiscal 2010 and 2009, we earned our minimum royalties of $223,000 and $203,000, respectively, under this agreement. Last year, ConAgra Foods Lamb Weston, Inc. exercised its first option to extend the license agreement through July 2013, pursuant to which the minimum royalties shall increase 10% annually.

During fiscal 2010, we continued to license the right to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores solely for off-site consumption and the right to manufacture and sell a variety of snack foods such as beef sticks and gummy dogs, as well as pet snack food treats. Royalties earned under these agreements were approximately $267,000 during fiscal 2010 and $221,000 during fiscal 2009.

During fiscal 2010, certain products were also distributed under various other licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” name for the manufacture and sale of various condiments including mustard, salsa, sauerkraut, pickles and hot dog rolls.   These products have been distributed on a limited basis.  Fees and royalties earned were approximately $242,000 during fiscal 2010 and $240,000 during fiscal 2009.

Provisions and Supplies

Our proprietary hot dogs for sale by our restaurant system, Branded Product Program and at retail are produced primarily by SMG in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s World Famous Beef Hot Dogs are also manufactured by John Morrell and Company in connection with sales pursuant to our Branded Product Program. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors.”)  Saratoga Specialties has continued to produce Nathans’ proprietary spice formulations and we have also engaged Newly Weds Foods, Inc. as a secondary source of supply.  Our frozen crinkle-cut French fries are produced exclusively by ConAgra Foods Lamb Weston, Inc. Most other Company provisions are purchased or may be obtained from multiple sources to prevent disruption in supply and to obtain competitive prices.  We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high quality items at competitive prices.

We utilize a unified source for the distribution needs of our restaurant system pursuant to a national food distribution contract with US Foodservice, Inc. Effective July 1, 2006, we entered into a new agreement with US Foodservice, Inc.  The original term of this agreement expired on October 30, 2009. Since then, the contract has been extended on a month-to-month basis as negotiations are finalized. We expect to successfully complete a new contract under similar economic terms and conditions as the prior agreement. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement not only ensures availability of product but is more efficient and cost-effective than having multiple distributors for our restaurant system. Our Branded Products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc. and SYSCO Corporation.

Marketing, Promotion and Advertising

Nathan’s

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, the Branded Menu Program, within supermarkets and club stores and also on television. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we have been able to further penetrate the markets that we serve and have also entered new markets. We also derive further brand recognition from the Nathan’s Famous Hot Dog Eating Contests.  Last year, we hosted 17 regional contests in a variety of high profile locations such as  Trump Plaza, Atlantic City, NJ, Dorney Park, Allentown, PA,  New York New York Hotel and Casino, Las Vegas, NV, and Citifield, Queens, NY, as well as within the cities of San Francisco, CA, Tempe, AZ, New York, NY, and Boston, MA. These regional contests culminate on the Fourth of July as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” The regional contests typically garner significant amounts of local publicity and the national championship contest that is held on the Fourth of July generates significant nationwide publicity. The national championship contest has been broadcast live on ESPN since 2004.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further our brand recognition.   In addition to the branded signage opportunity at each stadium, Nathan’s is given the opportunity to sell its Nathan’s World Famous Beef Hot Dog and crinkle-cut French fries.  In most venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s Famous trade-dressed concession stands and as menu items that are served in suites and premium seating areas.  Some of Nathans’ current sports sponsorships include:

•	Professional Baseball: Yankee Stadium-New York Yankees, Citifield-New York Mets;
•
Professional Hockey and Basketball: Nassau Coliseum-New York Islanders, TD Bank North Arena-Boston Celtics and Boston Bruins, Time Warner Cable Arena-Charlotte Bobcats and the Prudential Center - New Jersey Devils; and

•	Professional Football: Cowboys Stadium – Dallas Cowboys

In addition to marketing our products to a combined attendance at these venues exceeding 10,000,000 fans per year, the Nathan’s Famous brand has also been televised regionally, nationally and internationally.

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.0% of restaurant sales for advertising and promotion.  Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund must be expended on local programs approved by us as to form, content and method of dissemination.

Throughout fiscal 2010, Nathan’s primary restaurant marketing emphasis continued to be focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.”  We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

Beginning April through June 2009, Nathan’s has expanded its marketing efforts through the use of free-standing inserts with coupons in Sunday newspapers.  Nathan’s offered a free-standing insert in March 2010 and plans to continue these efforts which are scheduled to again offer multiple free-standing inserts in June, August and October 2010.  These media campaigns are expected to reach more than eight million homes per month in the area surrounding more than 100 Nathan’s Company-owned and franchised restaurants.  These programs feature heavily discounted coupon offers that are designed to attract customers to our restaurants. We monitor the results of these campaigns and may add additional campaigns in the future.

The objective of our Branded Product Program has historically been to provide our foodservice operator customers with value-added, high quality products that are supported with high quality and attractive point of sale materials and other forms of operational support.

During the fiscal 2010 period, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national, regional and local distributor trade shows. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests.

Most of the sales of franchises and our arrangements with Branded Product Program points of sale are achieved through the direct effort of Company personnel. In addition, we engage a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2011, we intend to seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, realign management and broker responsibilities on a regional basis and expand the use of sales incentive programs.

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

Each company that manufactures supplies or sells our products is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety and other departments.

Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  At March 28, 2010, we offered beer or wine coolers for sale in two of our existing Company-owned restaurants. Each of these restaurants has current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

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

Employees

At March 28, 2010, we had 215 employees, 38 of whom were corporate management and administrative employees, 22 of whom were restaurant managers and 155 of whom were hourly full-time and part-time foodservice employees.  We may also employ approximately 100 – 125 seasonal employees during the summer months. Foodservice employees at four Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires in June 2010. We have entered into a new contract with the Union through June 2014.  We do not believe that the new contract will have a material impact on our financial condition. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 37 years.

We provide a training program for managers and assistant managers of our new Company-owned and franchised restaurants.  Hourly food workers are trained on site by managers and crew trainers following Company practices and procedures outlined in our operating manuals.

Trademarks

We hold trademark and/or service mark registrations for NATHAN'S, NATHAN'S FAMOUS, NATHAN'S FAMOUS and design, NATHAN'S and Coney Island design, SINCE 1916 NATHAN'S FAMOUS and design, and THE ORIGINAL SINCE 1916 NATHAN'S FAMOUS and design within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in more than 60 international jurisdictions, including Canada and China.  We also hold various related marks, FRANKSTERS, FROM A HOT DOG TO AN INTERNATIONAL HABIT, MORE THAN JUST THE BEST HOT DOG! and design, and Mr. Frankie design, for restaurant services and some food items.  We have a pending application in the U.S. for the mark IT’S OUR FOOD THAT MAKES US FAMOUS.

We hold trademark and/or service mark registrations for the marks ARTHUR TREACHER'S (stylized), ARTHUR TREACHER'S FISH & CHIPS (stylized), KRUNCH PUP and ORIGINAL within the United States.  We hold service mark registrations for ARTHUR TREACHER'S in China and Japan. We also hold service mark registrations for ARTHUR TREACHER'S FISH & CHIPS in Canada and ARTHUR TREACHER'S FISH & CHIPS and design in Kuwait and the United Arab Emirates. We have a pending service mark application for ARTHUR TREACHER'S FISH & CHIPS and design in Canada.

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

Seasonality

Our business is affected by seasonal fluctuations, including the effects of weather and economic conditions.  Historically, restaurant sales from Company-owned restaurants, franchised restaurants from which royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth fiscal quarter typically representing the slowest period.  This seasonality is primarily attributable to weather conditions in the marketplace for our Company-owned and franchised Nathan’s restaurants, which is principally the Northeast. We believe that future revenues and profits will continue to be highest during our first two fiscal quarters, with the fourth fiscal quarter representing the slowest period.

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

We believe that our emphasis on our signature products and the reputation of these products for taste and quality set us apart from our major competitors.   As fast food companies have experienced flattening growth rates and declining average sales per restaurant, many of them have adopted “value pricing” and/or deep discount strategies.  Nathan’s markets our own form of “value pricing,” selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions.  Our value pricing strategy may offer multi-sized alternatives to our value-priced combo meals.

We also compete with many franchisors of restaurants and other business concepts for the sale of franchises to qualified and financially capable franchisees.

Our Branded Product Program competes directly with a variety of other nationally-recognized hot dog companies. Our products primarily compete based upon price, quality and value to the foodservice operator and consumer. We believe that Nathan’s reputation for superior quality, along with the ability to provide operational support to the foodservice operator, provides Nathan’s with a competitive advantage.

Our retail licensing program for the sale of packaged foods within supermarkets competes primarily on the basis of reputation, flavor, quality and price. In most cases, we compete against other nationally-recognized brands that have significantly greater resources than those at our disposal.

Available Information

We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and a proxy statement on Schedule 14A. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C., 20549.  The public may obtain information about the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

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

The Board of Directors has also adopted, and we have posted in the Investor Relations section of our website, written Charters for each of the Board’s standing committees. We will provide without charge, upon a stockholder’s request to us at Nathan’s Famous, Inc., One Jericho Plaza, Second Floor - Wing A, Jericho, NY 11753, Attention: Secretary, a copy of the Charter of any standing committee of the Board.

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

The following list of risk factors is not exhaustive. There can be no assurance that Nathan’s has correctly identified and appropriately assessed all factors affecting its business operations or that the publicly-available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to Nathan’s or that it currently believes to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on Nathan’s business, financial condition and results of operations.

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

In addition, Nathans’ system competes within the foodservice market and the quick-service restaurant segment not only for customers but also for management and hourly employees and qualified franchisees. If Nathan’s is unable to maintain its competitive position, it could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

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

Any perceived or real health risks related to the food industry could adversely affect our ability to sell our products.

We are subject to risks affecting the food industry generally, including risks posed by the following:

•	food spoilage or food contamination;
•	consumer product liability claims;
•	product tampering; and
•	the potential cost and disruption of a product recall.

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

Additionally, the Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. A significant product liability judgment or a widespread product recall may negatively impact the Company's sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness or injury could adversely affect the Company's reputation with existing and potential customers and its corporate and brand image. Injury to Nathans’ or a brand’s reputation would likely reduce revenue and profits.

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

Nathan’s is subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose Nathan’s to litigation, damage Nathan’s or its brands’ reputation and lower profits.

Nathan’s and its franchisees are subject to various federal, state and local laws, rules or regulations affecting their businesses. To the extent that the standards imposed by local, state and federal authorities are inconsistent, they can adversely affect popular perceptions of our business and increase our exposure to litigation or governmental investigations or proceedings. We may be unable to manage effectively the impact of new, potential or changing regulations that affect or restrict elements of our business.  The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations. There can be no assurance that we and our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants which could delay the opening of such restaurants in the future. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Federal Americans with Disabilities Act of 1990. If Nathan’s fails to comply with any of these laws, it may be subject to governmental action or litigation, and accordingly its reputation could be harmed.

Injury to Nathan’s or a brand’s reputation would, in turn, likely reduce revenue and profits. In addition, difficulties or failures in obtaining any required licenses or approvals could delay or prevent the development or opening of a new restaurant or renovations to existing restaurants, which would adversely affect our revenue.

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among quick-service restaurants. As a result, Nathan’s may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of its food products, which could increase expenses. The operation of Nathan’s franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect Nathans’ operations, particularly its relationship with its franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect Nathans’ reported results of operations, which could cause its stock price to fluctuate or decline.

Nathan’s may not be able to adequately protect its intellectual property, which could decrease the value of Nathan’s or its brands and products.

The success of Nathans’ business depends on the continued ability to use existing trademarks, service marks and other components of each of Nathan’s brands in order to increase brand awareness and further develop branded products. Nathan’s may not be able to adequately protect its trademarks, and the use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. All of the steps Nathan’s has taken to protect its intellectual property may not be adequate.

Nathan’s earnings and business growth strategy depends in large part on the success of its franchisees and licensees, and on new restaurant openings. Nathan’s or a brand’s reputation may be harmed by actions taken by franchisees or licensees or that are otherwise outside of Nathans’ control.

A portion of Nathans’ earnings comes from royalties, rents and other amounts paid by Nathan’s franchisees and licensees. Both franchisees and licensees are independent contractors, and their employees are not employees of Nathan’s. Nathan’s provides training and support to, and monitors the operations of, its franchisees, but the quality of their restaurant operations may be diminished by any number of factors beyond Nathans’ control. Consequently, franchisees may not successfully operate stores in a manner consistent with Nathans’ high standards and requirements, and franchisees may not hire and train qualified managers and other restaurant personnel. Similarly, Nathan’s monitors the operations of its licensees, including licensees that are part of the Branded Product Program, but cannot necessarily control the quality of the licensed products produced and/or sold by such licensees. Any operational shortcoming of a franchised restaurant or quality problem of a licensed product is likely to be attributed by consumers to an entire brand or Nathan’s system, thus damaging Nathan’s or a brand’s reputation and potentially adversely affecting Nathans’ business, results of operations and financial condition.

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

Nathan’s sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond its control. Certain events and factors may directly and immediately decrease demand for Nathan’s products. If customer demand decreases rapidly, Nathans’ results of operations would also decline. These events and factors include:

•	variations in the timing and volume of Nathans’ sales and franchisees’ sales;
•	sales promotions by Nathan’s and its competitors;
•	changes in average same-store sales and customer visits;
•	variations in the price, availability and shipping costs of supplies;
•	seasonal effects on demand for Nathan’s products;
•	unexpected slowdowns in new store development efforts;
•	changes in competitive and economic conditions generally;
•	changes in the cost or availability of ingredients or labor;
•	weather and acts of God; and
•	changes in the number of franchise agreement renewals.

Nathans’ operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact Nathans’ restaurant sales.  Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants.  A heavy snowstorm in the Northeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area at Company-owned and franchised restaurants.  Our fourth quarter includes winter months and historically has a lower level of sales at Company-owned and franchised restaurants.  Additionally, our Company-owned restaurants at Coney Island are heavily dependent on favorable weather conditions during the summer season. Rain during the weekends and unseasonably cold temperatures will negatively impact the number of patrons going to this beach location.  Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, and can result in restaurant operating losses.  For these reasons, a quarter-to-quarter comparison may not be a good indication of Nathans’ performance or how it may perform in the future.

Due to the concentration of Nathan’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of March 28, 2010, we and our franchisees (excluding units operated pursuant to our Branded Menu Program) operated Nathan’s restaurants in 25 states and four foreign countries.  As of March 28, 2010, the five leading states by number of operating units were:  New York, New Jersey, Florida, Georgia and Pennsylvania.  This geographic concentration in the Northeast and Southeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations.  It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our results of operations in the future.

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

We have long-lived assets, goodwill and intangible assets and have incurred impairment charges in the past with respect to those assets.  In accordance with applicable accounting standards, we test for impairment annually, or more frequently, if there are indicators of impairment, such as:

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

Catastrophic events may disrupt Nathans’ business.

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues such as epidemics or pandemics, labor unrest and natural disasters such as earthquakes, hurricanes or other extreme adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt Nathans’ operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could negatively impact consumer spending, thereby reducing demand for Nathan’s products, or the ability to receive products from suppliers. Our receipt of proceeds under any insurance policies we maintain with respect to these risks may be delayed or the proceeds may be insufficient to offset our losses fully.

Nathans’ international operations are subject to various factors of uncertainty.

Nathans’ business outside of the United States is subject to a number of additional factors, including international economic and political conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land and construction costs, and the availability of appropriate franchisees.  In developing markets, we may face risks associated with new and untested laws and judicial systems. Although Nathan’s believes it has developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

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

Recently Nathan’s has sought to lock in the cost of a portion of its beef purchases by entering into various commitments to purchase hot dogs during certain periods in an effort to ensure supply of product at a fixed cost of product. However, Nathan’s does not have the ability to effectively hedge all of its beef purchases using futures or forward contracts without incurring undue financial cost and risk.

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

In addition, activist groups, including animal rights activists and groups acting on behalf of franchisees, the workers who work for suppliers and others, have in the past, and may in the future, use pressure tactics to generate adverse publicity by alleging, for example, inhumane treatment of animals by our suppliers, poor working conditions or unfair purchasing policies. These groups may be able to coordinate their actions with other groups, threaten strikes or boycotts or enlist the support of well-known persons or organizations in order to increase the pressure on us to achieve their stated aims. In the future, these actions or the threat of these actions may force us to change our business practices or pricing policies, which may have a material adverse effect on our business, results of operations and financial condition.

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

The Company is currently engaged in litigation with its primary supplier of hot dogs for each of the Company’s major lines of business. The Company is seeking a judicial declaration that it is entitled to terminate its License Agreement with such supplier.  In anticipation of such termination, the Company is seeking one or more alternative sources of supply to commence immediately following the termination of the License Agreement (or sooner if necessary); however, the termination of the License Agreement, which represents approximately 50% of our fiscal 2010 licensing revenue, presents a number of risks to the Company and its operations.

Although the Company believes that its hot dog supplier is contractually obligated to perform its obligations under the License Agreement until its termination and the Company expects its hot dog supplier to continue to discharge those obligations, there is no assurance that the supplier will do so.  In the event that the hot dog supplier breaches its contractual obligations under the License Agreement by failing or refusing to manufacture and supply hot dogs for the Company’s restaurant and Branded Product Program operations or to manufacture, distribute, market and sell Nathan’s Famous hot dogs to the retail trade, there is no assurance that the Company could secure an alternate source of supply in a timely manner. In addition, Nathan’s hot dog supplier is also the supplier of hot dogs under the forward commitment entered into in February 2010.  In the event the hot dog supplier breaches its obligation under the forward commitment, Nathan’s will not obtain the expected benefit of the lower cost of beef, which would adversely affect the Company’s results of operations.

Additionally, all of the frozen crinkle-cut French fries sold through Nathan’s franchised restaurants are obtained from one supplier. In the event that the French fry supplier is unable to fulfill Nathan’s requirements for any reason, including due to a significant interruption in its manufacturing operations, whether as a result of a natural disaster or for other reasons, such interruption could significantly impair the Company’s ability to operate its business on a day-to-day basis.

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

A significant amount of our licensing and Branded Product Program (“BPP”) revenue is from a small number of licensees and BPP accounts. The loss of any one or more of those licensees or BPP accounts could harm our profitability and operating results.

One of our licensees accounted for approximately 22% of our licensing revenue; this licensee in turn sold our product primarily to one customer.  That licensee’s business is weighted towards one high volume user which has a relatively short-term contract.  In the event that this licensee or any other significant licensee, or its customers, experience financial difficulties or is not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

In addition, approximately 59% of our Branded Product Program business is from five accounts with which we have relatively short-term contracts.  In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

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

•
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

In March 2010, the Federal government passed new legislation to reform the U.S. health care system.  As part of the plan, employers will be expected to provide their employees with minimum levels of healthcare coverage or incur certain financial penalties.  Nathan’s workforce includes numerous part-time workers, which may increase our health care costs.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

Our principal executive offices consist of approximately 9,300 square feet of leased space in a modern office building in Jericho, NY. The Lease commenced on January 1, 2010, has a ten (10) year term, with a five (5) year renewal right. We also own a regional office building consisting of approximately 9,500 square feet in Fort Lauderdale, Florida.  We currently own one restaurant property consisting of a 2,650 square foot Nathan’s restaurant at 86th Street in Brooklyn, NY, located on a 25,000 square foot lot.

At March 28, 2010, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:
		Current Lease	Approximate
Nathan’s Restaurants	Location	Expiration Date	Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk	Brooklyn, NY	October 2010 (a)	440
Long Beach Road	Oceanside, NY	May 2021(b)	7,300
Central Park Avenue	Yonkers, NY	April 2010 (c)	10,000

(a)	Seasonal satellite location. We are seeking to enter into a long-term lease for this property in the future.
(b)	Nathan’s has exercised its option to extend the current lease through May 2021.
(c)
Nathan’s has provided notice to its landlord, exercising its option to extend the current lease through April 2020.  We continue to operate this restaurant and are awaiting receipt of the countersigned agreement from the landlord.

Leases for Nathan’s restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants’ revenues.

At March 28, 2010, in addition to the leases listed above, we were the sub-lessor of four properties which are located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,350,000 in fiscal 2010.

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

The Company is also involved in the following legal proceedings:

On March 20, 2007, a personal injury lawsuit was initiated seeking unspecified damages against the Company's subtenant and the Company's master landlord at a leased property in Huntington, New York.  The claim related to damages suffered by an individual as a result of an alleged "trip and fall" on the sidewalk in front of the leased property, maintenance of which is the subtenant's responsibility.  Although the Company was not named as a defendant in the lawsuit, under its master lease agreement the Company may have had an obligation to indemnify the master landlord in connection with this claim.  The Company did not maintain its own insurance on the property concerned at the time of the incident; however, the Company was named as an additional insured under its subtenant's liability policy.  This claim was satisfied by the subtenant's insurance company without any payment by Nathan’s.

The Company is party to a License Agreement with SMG, Inc. (“SMG”) dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan’s Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.   The Company has answered SMG’s complaint in Illinois and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a Stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  The parties are presently conducting discovery on these new claims and defenses.  Nathan’s expects a trial in this action to be completed before the end of calendar 2010.

On July 31, 2009, the Company was served with a class action complaint filed in the Superior Court of the State of New Jersey, Essex County (the "Complaint").  In addition to Nathan's Famous, Inc., the Complaint names as defendants Kraft Foods, Sara Lee Corporation, ConAgra Foods, Inc., and Marathon Enterprises, Inc. (and together with Nathan's Famous, Inc., the "Defendants").

The named class plaintiffs purport to represent consumers who have purchased processed meat products that were distributed and sold in New Jersey from July 22, 2003 through July 22, 2009.  The Complaint alleges, among other things, that Defendants violated the New Jersey Consumer Fraud Act (N.J.S.A. 56:8-2) (the "Act") by omitting material information about their respective processed meat products for the purpose of inducing consumers to purchase the products.  The Complaint sought injunctive relief, attorneys' fees and costs incurred in bringing the lawsuit.  The named plaintiffs were further seeking combined damages in the amount of $900.00 If a violation of the Act was found to have occurred, named plaintiffs are entitled to trebled damages in the combined amount of $2,700.00. The Company, along with all of the defendants, made a motion to dismiss this Complaint on October 9, 2009 and such motion was granted.

On October 5, 2009, the Company was served with a summons and complaint filed in the Supreme Court of Suffolk County, New York. The plaintiff, Painted Pieces LTD, alleges copyright infringement and asserts causes of action for breach of contract, unjust enrichment, willful wrongful use of plaintiff’s artwork, and violation of the New York general business law, in each case due to the reproduction of certain artwork used by the Company in its advertising.  The complaint sought damages of an aggregate $10.5 million.  On November 2, 2009, the Company removed the action to the United States district Court, Eastern District of New York and on November 9, 2009, filed a motion to dismiss. The Company denied all of the claims asserted against it in this litigation. The Company has submitted the claim to its various insurance carriers for defense and indemnification. The majority of Nathan’s insurance carriers have initially declined coverage and the Company is presently reviewing its rights in relation thereto. In May 2010, this action was settled whereby Nathan’s agreed to purchase the claimants rights in the intellectual property for $140,000. The complaint was dismissed with prejudice on or about May 13, 2010.

Item 4.   Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Prices

Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “NATH.”  The following table sets forth the high and low closing sales prices per share for the periods indicated:
	High	Low

Fiscal year ended March 28, 2010
First quarter	$14.90	$12.39
Second quarter	14.75	12.08
Third quarter	15.35	14.12
Fourth quarter	15.79	14.70

Fiscal year ended March 29, 2009
First quarter	$15.00	$12.96
Second quarter	16.04	14.25
Third quarter	15.89	12.34
Fourth quarter	13.98	11.56

At June 4, 2010, the closing price per share for our common stock, as reported by Nasdaq, was $15.04.

Dividend Policy

We have not declared or paid a cash dividend on our common stock since our initial public offering and do not anticipate that we will pay any dividends in the foreseeable future. It is our Board of Directors’ policy to retain all available funds to finance the development and growth of our business and to purchase stock pursuant to our stock buyback programs. The payment of any cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

As of June 4, 2010, we had approximately 727 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

ISSUER PURCHASES OF EQUITY SECURITIES

For the thirteen weeks and fiscal year ended March 28, 2010, the Company repurchased 46,471 shares at a cost of $693,000 and 484,987 shares at a cost of $6,394,000, respectively. Since, the commencement of the Company’s stock buyback program in September 2001, through March 28, 2010, Nathan’s purchased a total of 3,178,793 shares of common stock at a cost of approximately $25,192,000 under all of its stock repurchase programs, which includes the shares purchased during the thirteen weeks and fiscal year ended March 28, 2010. On November 3, 2009, Nathans’ Board of Directors authorized a sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company; no purchases have been made under the sixth plan as of March 28, 2010.  Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (A)	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
December 28, 2009 - January 24, 2010	-		$-	-	867,678
January 25, 2010 - February 21, 2010	46,471	(B)	$14.9101	46,471	821,207
February 22, 2010 - March 28, 2010	-		$-	-	821,207
Total	46,471		$14.9101	46,471	821,207

A)	Represents the Company’s fiscal periods during the fourth quarter ended March 28, 2010.
B)
Shares were repurchased under the fifth stock option repurchase plan that was authorized on June 30, 2009, for up to 500,000 shares. There are 21,516 shares remaining to be repurchased pursuant to the plan. The plan does not have a set expiration date.

Item 6. Selected Financial Data.

		Fiscal years ended (1)
	March 28,	March 29,	March 30,	March 25,	March 26,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales	$38,685	$37,480	$36,259	$33,425	$29,785
Franchise fees and royalties	4,758	4,613	4,962	4,439	4,169
License royalties	6,452	6,009	4,849	4,231	3,558
Interest and other income	981	1,119	1,155	708	534
Total revenues	50,876	49,221	47,225	42,803	38,046
Costs and Expenses:
Cost of sales	28,513	28,774	27,070	24,080	22,225
Restaurant operating expenses	3,285	3,361	3,257	3,187	3,172
Depreciation and amortization	843	809	764	742	760
General and administrative expenses	9,708	9,299	8,926	8,216	7,484
Impairment charge on note receivable	250	-	-	-	-
Recovery of property taxes	(13)	(441)	-	-	-
Total costs and expenses	42,586	41,802	40,017	36,225	33,641
Income from continuing operations before provision for income taxes	8,290	7,419	7,208	6,578	4,405
Income tax expense	2,721	2,461	2,427	2,306	1,609
Income from continuing operations	5,569	4,958	4,781	4,272	2,796

Discontinued operations
Income from discontinued operations before provision for income taxes(2)	-	3,914	2,824	2,104	4,733
Provision for income taxes	-	1,390	1,050	833	1,852
Income from discontinued operations	-	2,524	1,774	1,271	2,881
Net income (3)	$5,569	$7,482	$6,555	$5,543	$5,677

Basic income per share:
Income from continuing operations	$1.00	$0.84	$0.79	$0.73	$0.50
Income from discontinued operations	0.00	0.43	0.29	0.22	0.52
Net income (3)	$1.00	$1.27	$1.08	$0.95	$1.02

Diluted income per share:
Income from continuing operations	$0.97	$0.80	$0.74	$0.67	$0.43
Income from discontinued operations	0.00	0.41	0.27	0.20	0.44
Net income (3)	$0.97	$1.21	$1.01	$0.87	$0.87

Dividends	-	-	-	-	-
Weighted average shares used in computing net income per share
Basic	5,563	5,898	6,085	5,836	5,584
Diluted	5,716	6,180	6,502	6,341	6,546

Balance Sheet Data at End of Fiscal Year:
Working capital	$36,668	$34,816	$35,650	$27,375	$19,075
Total assets	53,374	49,824	51,202	46,575	37,423
Long-term debt, net of current maturities	-	-	-	-	31
Stockholders’ equity	$44,312	$41,849	$42,608	$35,879	$28,048

Selected Restaurant Operating Data:

Company-owned restaurant sales (4)	$12,377	$12,511	$13,142	$11,863	$11,419

Number of Units Open at End of Fiscal Year:
Company-owned restaurants	5	5	6	6	6
Franchised	246	249	224	196	192

Notes to Selected Financial Data

(1)
Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year.  The fiscal year ended March 28, 2010 is on the basis of a 52-week reporting period as were the fiscal years ended March 29, 2009, March 25, 2007 and March 26, 2006 whereas the fiscal year ended March 30, 2008 was on the basis of 53-week reporting period.

(2)
The fiscal years ended March 29, 2009, March 30, 2008, March 25, 2007, and March 26, 2006, include gains of $3,906, $2,489, $400 and $2,917 respectively, from the sales of NF Roasters Corp. in April 2008, Miami Subs Corporation in May 2007 and the sale of a vacant piece of land in Coney Island, NY, including an adjacent leasehold interest in July 2005.

(3)
See Notes A, B and G of the Consolidated Financial Statements for any accounting changes, business combinations or dispositions of business operations that materially affect the comparability of the information reflected in this Item 6.

(4)	Company-owned restaurant sales represent sales from restaurants presented within continuing operations and discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution.  Historically, our business has been the operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French-fries, and a variety of other menu offerings.  Our Company-owned and franchised units operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s licensing program began in 1978 by selling packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. During fiscal 1998, we introduced our Branded Product Program, which enables foodservice retailers to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, foodservice operators are granted a limited use of the Nathan’s Famous trademark with respect to the sale of Nathan’s World Famous Beef Hot Dogs and certain other proprietary food items and paper goods. During fiscal 2008, we launched our Branded Menu Program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

In addition to the Nathan’s Famous brand, we have also been involved with a number of other restaurant concepts and/or brands. On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp.  On September 30, 1999, we completed our acquisition of the outstanding common stock of Miami Subs Corporation, which also provided us with co-branding rights to the Arthur Treacher’s brand in the United States allowing us to franchise and co-brand the Miami Subs and Arthur Treacher’s brands. On February 28, 2006, we acquired all of the intellectual property rights, including, but not limited to, trademarks, trade names, and recipes, of the Arthur Treacher’s Fish N Chips Brand.  On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation, the franchisor of the Miami Subs brand, effective as of May 31, 2007 in exchange for $3,250,000, consisting of $850,000 cash and the purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”). On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp., franchisor of the Kenny Rogers brand, in exchange for approximately $4,000,000 in cash.  Notwithstanding the sale of Miami Subs Corporation and NF Roasters Corp., we are entitled to continue using the Kenny Rogers trademarks and service marks in our then-existing Nathan’s restaurant locations.

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

In addition to plans for expansion through franchising, licensing and our Branded Product Program, Nathan’s continues to co-brand within its restaurant system. At March 28, 2010, the Arthur Treacher’s brand was being sold within 60 Nathan’s restaurants.

The following summary reflects the franchise openings and closings, of the Nathan's franchise system for the fiscal years ended March 28, 2010, March 29, 2009, March 30, 2008, March 25, 2007 and March 26, 2006.
	March 28, 2010	March 29, 2009	March 30, 2008	March 25, 2007		March 26, 2006
Franchised restaurants operating at the beginning of the period	249	224	196	192		174

Franchised restaurants opened during the period	33	46	46	21	(a)	27

Franchised restaurants closed during the period	(36)	(21)	(18)	(17)		(9)

Franchised restaurants operating at the end of the period	246	249	224	196		192

(a) Includes the opening of two test Branded Menu Program outlets.

At March 28, 2010, our franchise system consisted of 246 Nathan’s Famous franchised units located in 25 states and four foreign countries. We also operated five Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

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

Nathan’s recognizes revenue from the Branded Product Program when it is determined that the products have been delivered via third party common carrier to Nathan’s customers. Rebates to customers are recorded as a reduction to sales. Nathan’s recognizes revenue from its Branded Menu Program either upon its sale of hot dogs or royalty income when it has been determined that other qualifying products have been sold by the manufacturer to Nathan’s Branded Menu Program franchisees.

Revenue from sub-leasing properties is recognized as income as the revenue is earned and becomes receivable and deemed collectible.  Sub-lease rental income is presented net of associated lease costs in the consolidated statements of earnings.

Nathan’s recognizes revenue from royalties on the licensing of the use of its intellectual property in connection with certain products produced and sold by outside vendors. The use of the Nathan’s intellectual property must be approved by Nathan’s prior to each specific application to ensure proper quality and project a consistent image. Revenue from license royalties is recognized when it is earned and deemed collectible.

In the normal course of business, we extend credit to franchisees and licensees for the payment of ongoing royalties and to trade customers of our Branded Product Program. Accounts and other receivables, net, as shown on our consolidated balance sheets are net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectibility based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectibility of a receivable at the date of the transaction is doubtful, the associated revenue is not recorded until the facts and circumstances change in accordance with the applicable accounting standards.  The Company writes off accounts receivable when they are deemed uncollectible.

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but tested annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fifty-two week period ended March 28, 2010, fifty-two week period ended March 29, 2009 or the fifty-three week period ended March 30, 2008.

Impairment of Long-Lived Assets

We make judgments regarding the future operating and disposition plans for under-performing assets, and estimates of expected realizable values for assets to be sold. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant’s carrying value. No impairment charges on long-lived assets were recorded during the fifty-two week period ended March 28, 2010, fifty-two week period ended March 29, 2009 or the fifty-three week period ended March 30, 2008.

Impairment of Notes Receivable

Nathan’s determines that a loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as late payments, operating losses, marginal working capital, inadequate cash flow or business interruptions, (b) loans secured by collateral that is not readily marketable, or (c) loans that are susceptible to deterioration in realizable value. The Company records interest income on its impaired notes receivable on an accrual basis, when collection is assured, based on the present value of the estimated cash flows of identified impaired notes receivable.  During the fifty-two week period ended March 28, 2010, we recorded an impairment charge on a note receivable of $250,000. No impairment charges on notes receivable were recorded during the fifty-two week period ended March 29, 2009 or the fifty-three week period ended March 30, 2008.

Stock-Based Compensation

As discussed in Note B of the Notes to Consolidated Financial Statements, we have various share-based compensation plans that provide stock options and restricted stock awards for certain employees and non-employee directors to acquire shares of our common stock.  We consider the following factors in determining the value of stock-based compensation:

(a)	expected option term based upon expected termination behavior;
(b)	volatility based upon historical price changes of the Company’s common stock over a period equal to the expected life of the option;
(c)	expected dividend yield; and
(d)	risk free interest rate on date of grant.

(See Note B of the Consolidated Financial Statements for a discussion of assumptions used to determine the fair value of share-based compensation.)

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

Uncertain Tax Positions

Financial Accounting Standards establish guidance for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  Financial Accounting Standards also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements. (See Note I of the Notes to Consolidated Financial Statements.)

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

In April 2009, the FASB issued new requirements for interim disclosures about fair value of financial instruments, which increase the frequency of fair value disclosures to a quarterly basis instead of annually. The requirements relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to these changes, fair values for these assets and liabilities were only disclosed annually. Nathan’s adopted the provisions of these accounting standards effective March 30, 2009. The newly-required interim disclosures had no impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued a new accounting standard on subsequent events, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard establishes: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard also requires disclosure of the date through which an entity has evaluated subsequent events. Nathan’s adopted the provisions of this accounting standard effective for its first quarter ended June 28, 2009.

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

We do not believe that any recently issued, but not yet effective accounting standards, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Fiscal year ended March 28, 2010 compared to fiscal year ended March 29, 2009

Revenues from Continuing Operations

Total sales increased by $1,205,000 or 3.2% to $38,685,000 for the fifty-two weeks ended March 28, 2010 (“fiscal 2010”) as compared to $37,480,000 for the fifty-two weeks ended March 29, 2009 (“fiscal 2009”).   Sales from the Branded Product and Branded Menu Programs increased by 6.7% to $24,738,000 for fiscal 2010 as compared to sales of $23,182,000 in fiscal 2009. This increase was primarily attributable to higher average selling prices of 4.4% and higher volume. Total Company-owned restaurant sales, which includes five comparable Nathan’s restaurants (including one seasonal restaurant), two restaurants that the Company operated during fiscal 2010, from August 2009 through November 2009 (due to the default of a franchisee on its franchise agreement), that were re-franchised to a different franchisee and one restaurant that the Company operated during fiscal 2009 until it was transferred to a franchisee on January 26, 2009, were $12,377,000 for fiscal 2010 as compared to $12,511,000 during fiscal 2009. Sales at the five comparable Company-owned restaurants (including one seasonal restaurant) were $11,986,000 during fiscal 2010, as compared to $11,955,000 during fiscal 2009. Sales at our five comparable Company-owned restaurants were adversely affected during June 2009, December 2009 and February 2010, which we believe was primarily attributable to poor weather conditions, consisting of rain in June and snowstorms in December and February.  Sales at our comparable restaurants during the nine months of fiscal 2010, excluding June 2009, December 2009 and February 2010, increased by approximately 4.1% over the same period last year. During fiscal 2010, sales to our television retailer were approximately $217,000 lower than fiscal 2009. Although Nathan’s products were on air 65 times during fiscal 2010 as compared to 50 times during fiscal 2009, the fiscal 2010 offerings did not yield the same sales results in part because more of the 2010 airings occurred between 1AM and 6AM which generally have not been very strong for our products.

Franchise fees and royalties were $4,758,000 in fiscal 2010 as compared to $4,613,000 in fiscal 2009. Total royalties were $4,080,000 in fiscal 2010 as compared to $3,966,000 in fiscal 2009. During fiscal 2010, we did not recognize revenue of $166,000 for royalties deemed to be uncollectible as compared to $198,000 of royalty income deemed uncollectible during fiscal 2009. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $4,246,000 in fiscal 2010 as compared to $4,164,000 in fiscal 2009. During fiscal 2010, Nathan’s earned $31,000 of higher royalties from sales by our manufacturers and primary distributor under our Branded Menu Program, primarily due to the increase in the number of Branded Menu locations.  Franchise restaurant sales were $91,197,000 in fiscal 2010 as compared to $92,408,000 in fiscal 2009. Comparable domestic franchise sales (consisting of 127 Nathan’s outlets, excluding sales under the Branded Menu Program) were $61,843,000 in fiscal 2010 as compared to $65,845,000 in fiscal 2009, a decrease of 6.1%.  Franchise sales have been negatively affected by the adverse economic environment, particularly at our travel, retail and entertainment venues, where sales are lower by approximately 6.3% compared to fiscal 2009. However, during the fourth quarter fiscal 2010, we began to see higher sales from our Las Vegas franchise locations. At March 28, 2009, 246 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 249 domestic and international franchised or Branded Menu Program franchise outlets at March 29, 2009. Royalty income from 13 domestic franchised outlets was deemed unrealizable during fiscal 2010 as compared to 14 franchised outlets during fiscal 2009. Domestic franchise fee income was $531,000 in fiscal 2010 as compared to $504,000 in fiscal 2009, the increase was due primarily to the re-franchising of five locations and higher opening fees earned from conventional franchised locations during fiscal 2010. International franchise fee income was $92,000 in fiscal 2010, as compared to $97,000 during fiscal 2009 primarily due to fewer openings of international franchised restaurants. During fiscal 2010, 33 new franchised outlets opened, including five re-franchised locations, 17 Branded Menu Program outlets, one unit in Kuwait and one unit in the Dominican Republic. During fiscal 2009, 46 new franchised outlets were opened, including 28 Branded Menu Program outlets, two units in Kuwait and one unit in Dubai.

License royalties increased by $443,000 or 7.4% to $6,452,000 in fiscal 2010 as compared to $6,009,000 in fiscal 2009. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 12.9% to $5,166,000 from $4,574,000 as a result of higher licensee sales during fiscal 2010.  Royalties earned from SFG, primarily from the retail sale of hot dogs, were $3,746,000 during fiscal 2010 as compared to $3,329,000 during fiscal 2009. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $1,420,000 during fiscal 2010 as compared to $1,245,000 during fiscal 2009. Beginning March 2008, Nathan’s World Famous Beef Hot Dogs were introduced into over 500 of the foodservice cafes operating in Sam’s Clubs throughout the United States. The Sam’s Club introduction was substantially completed by June 2008.  We earned lower royalties of $217,000 from the sale of proprietary ingredients during fiscal 2010.  During fiscal 2009, we earned $234,000 in settlement of a multi-year dispute under that agreement related to the unauthorized use of certain ingredients. During fiscal 2010, revenues from this agreement for the manufacture of Nathan’s proprietary ingredients increased by $17,000 when compared to revenues in fiscal 2009.

Interest income was $916,000 in fiscal 2010 as compared to $1,056,000 in fiscal 2009, primarily due to lower interest income on our cash and cash equivalents as a result of the lower current interest rate environment and the MSC Note (as defined) receivable, received in connection with the sale of Miami Subs on June 7, 2007.

Other income was $65,000 in fiscal 2010 as compared to $63,000 in fiscal 2009.

Costs and Expenses from Continuing Operations

Overall, our cost of sales decreased by $261,000 to $28,513,000 in fiscal 2010 as compared to $28,774,000 in fiscal 2009. Our gross profit (representing the difference between sales and cost of sales) was $10,172,000 or 26.3% of sales during fiscal 2010 as compared to $8,706,000 or 23.2% of sales during fiscal 2009. The improved margin was due primarily to average higher selling prices of our Branded Product Program and lower food costs.

Cost of sales in the Branded Product Program increased by approximately $167,000 during fiscal 2010 as compared to fiscal 2009, primarily as a result of the increased sales volume which was partially offset by the decrease in our average cost of our hot dogs of approximately 2.4% as a percentage of sales or $425,000. During fiscal 2010 and fiscal 2009, we entered into certain purchase commitments which had varying effects on our average hot dog costs during the fiscal 2010 and fiscal 2009 periods, as compared to purchasing all of our products at the then-prevailing market price. During fiscal 2010, approximately 42% of our hot dogs were purchased pursuant to forward commitments yielding savings of approximately $180,000 as compared to fiscal 2009, when we purchased approximately 17.2% of our hot dogs pursuant to a purchase commitment saving approximately $462,000. During fiscal 2010, the market price of hot dogs declined during the summer, before rebounding later in the year and increasing through March 2010. During fiscal 2009, the market price of hot dogs continued to escalate into the summer of 2008, where it remained at record levels until softening during late fall and winter of 2009. Beginning in July 2008, we initiated price increases in our Branded Product Program, in an effort to offset the increased cost of our hot dogs, which has improved margins. We continue to be concerned over the volatility in the cost of beef and beef trimmings. If costs for the product remain at very high levels and we are unable to pass on these higher costs through price increases, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our total cost of sales during fiscal 2010 was $7,380,000 or 59.6% of restaurant sales, as compared to $7,581,000 or 60.6% of restaurant sales in fiscal 2009.  The primary reason for the decreased amount of cost of sales in fiscal 2010 was that the cost reduction related to the restaurant that was transferred to a franchisee in January 2009 was greater than the additional cost of sales incurred while temporarily operating two restaurants between August and November 2009. The improved margin was primarily attributable to lower food and paper costs as a percentage of sales at our comparable restaurants. The lower food cost as a percentage of sales was due primarily to the slightly lower commodity cost of our products and the effect of the sales price increases and certain menu changes. Cost of sales to our television retailer declined by $227,000 in fiscal 2010, primarily due to lower sales volume.

Restaurant operating expenses decreased by $76,000 to $3,285,000 in fiscal 2010 as compared to $3,361,000 in fiscal 2009. The decrease during fiscal 2010 when compared to fiscal 2009 results primarily from lower utility costs at our comparable restaurants of approximately $123,000 together with a net reduction in costs related to the lower costs of operating the restaurant that was transferred to a franchisee in January 2009 compared to the additional  expenses incurred while temporarily operating two restaurants between August and November 2009. Our utility costs were approximately 16.6% lower during fiscal 2010 than fiscal 2009 due primarily to lower commodity costs and lower consumption. We continue to be concerned about the uncertain market conditions for oil and natural gas.

Depreciation and amortization was $843,000 in fiscal 2010 as compared to $809,000 in fiscal 2009.

General and administrative expenses increased by $409,000 or 4.4% to $9,708,000 in fiscal 2010 as compared to $9,299,000 in fiscal 2009. The difference in general and administrative expenses was due primarily to an un-leased property expense of $117,000, higher professional fees of $93,000, higher payroll taxes mostly attributable to stock option exercises of $85,000, higher marketing and related expenses of $47,000 and a one-time higher occupancy expense of $34,000.  We believe that the occupancy cost of our new corporate office will be approximately $85,000 less than our prior location, which will be offset by higher depreciation and amortization expense from the construction costs.

Impairment charge on note receivable of $250,000 during fiscal 2010 represents the write-down of a note in connection with a troubled debt restructuring.

Recovery of property taxes of $13,000 recorded in fiscal 2010 represents the final settlement of a multi-year certiorari proceeding in addition to $441,000 that was initially recorded in fiscal 2009 at one of the Company-owned restaurants, net of fees.

Provision for Income Taxes from Continuing Operations

In fiscal 2010, the income tax provision was $2,721,000 or 32.8% of income from continuing operations before income taxes as compared to $2,461,000 or 33.2% of income from continuing operations before income taxes in fiscal 2009. Nathan’s effective tax rate was reduced by 3.5% and 4.6% during fiscal 2010 and fiscal 2009, respectively, due to the differing effects of tax-exempt interest income. Additionally, during fiscal 2010, Nathan’s resolved uncertain tax positions, reducing the associated unrecognized tax benefits along with the related accrued interest and penalties by approximately $198,000, which lowered the effective tax rate by 2.4%. Nathan’s effective tax rates without these adjustments would have been 38.7% for the fiscal 2010 period and 37.7% for the fiscal 2009 period.  Nathan’s is seeking to further resolve additional uncertain tax positions during the year ending March 27, 2011. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $130,000 during the next fiscal year.

Discontinued Operations

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp. (“NF Roasters”), to Roasters Asia Pacific (Cayman) Limited. Pursuant to the Stock Purchase Agreement, Nathan’s sold all of the stock of NF Roasters for $4,000,000 in cash. The results of operations for NF Roasters, including the gains on disposal, have been presented as discontinued operations for fiscal 2009.

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

Fiscal year ended March 29, 2009 compared to fiscal year ended March 30, 2008

Revenues from Continuing Operations

Total sales increased by $1,221,000 or 3.4% to $37,480,000 for the fifty-two weeks ended March 29, 2009 (“fiscal 2009”) as compared to $36,259,000 for the fifty-three weeks ended March 30, 2008 (“fiscal 2008”).   Total sales generated during the extra week during fiscal 2008 were approximately $528,000.  On a comparative basis, the sales increase would have been approximately $1,749,000 or 4.9%.  Sales from the Branded Product Program increased by 12.3% to $23,182,000 for fiscal 2009 as compared to sales of $20,647,000 in fiscal 2008. This increase was primarily attributable to price increases of 6.3%, increased sales volume of approximately 5.2% and the reversal of rebate accruals and forfeitures in the amount of 0.9%.  Sales of Branded Products during the extra week in fiscal 2008 were approximately $316,000. Total Company-owned restaurant sales (representing four comparable Nathan’s restaurants, one seasonal restaurant and one restaurant that was transferred to a franchisee on January 26, 2009) were $12,511,000 for fiscal 2009 as compared to $13,142,000 during fiscal 2008. Sales at the five remaining Company-owned restaurants were $11,955,000 during fiscal 2009, as compared to $12,382,000 during fiscal 2008.  Sales during the extra week in fiscal 2008 were approximately $212,000. Sales declined at our four comparable Company-owned restaurants commencing in September 2008 for the balance of fiscal 2009, with the most severe decline during September and October 2008, with declines of 18.6% and 11.6%, respectively, from the same months in fiscal 2008. We also realized a sales decline of 6.8% during the period from January through March 2009, after adjusting for the additional week in fiscal 2008. We believe these declines were primarily due to the economic recession. During fiscal 2009, sales to our television retailer were approximately $683,000 lower than fiscal 2008. Nathan’s products were on air 50 times during fiscal 2009 as compared to 55 times during fiscal 2008. The fiscal 2008 airings included 15 “Try Me” special promotions and two, half-hour food shows, which have historically produced higher sales.

 Franchise fees and royalties decreased by $349,000 or 7.0% to $4,613,000 in fiscal 2009 as compared to $4,962,000 in fiscal 2008. Total royalties were $3,966,000 in fiscal 2009 as compared to $4,131,000 in fiscal 2008. During fiscal 2009, we did not recognize revenue of $198,000 for royalties deemed to be uncollectible as compared to fiscal 2008, when we did not recognize $19,000 of royalty income. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $4,164,000 in fiscal 2009 as compared to $4,150,000 in fiscal 2008. Royalties earned during the extra week in fiscal 2008 were approximately $59,000.  During fiscal 2009, Nathan’s earned $142,000 of higher royalties from sales by our manufacturers and primary distributor under our Branded Menu Program.  Franchise restaurant sales were $92,408,000 in fiscal 2009 as compared to $96,713,000 in fiscal 2008 including approximately $1,500,000 from the extra week. Comparable domestic franchise sales (consisting of 133 Nathan’s outlets, excluding sales under the Branded Menu Program) were $67,145,000 in fiscal 2009 as compared to $72,267,000 in fiscal 2008.  Franchise sales had been negatively affected since September 2008, which we believe is due to the economic recession.  Approximately 87% of the sales decline during fiscal 2009 occurred from September through March 2009, predominantly at our travel, retail and entertainment venues. At March 29, 2009, 249 domestic and international franchised or Branded Menu Program  franchise outlets were operating as compared to 224 domestic and international franchised or Branded Menu Program franchise outlets at March 30, 2008. Royalty income from 14 domestic franchised outlets was deemed unrealizable during the fifty-two weeks ended March 29, 2009, as compared to two franchised outlets during the fifty-three weeks ended March 30, 2008. Domestic franchise fee income was $504,000 in fiscal 2009 as compared to $586,000 in fiscal 2008, due to lower average fee per domestic opening and lower fees earned from restaurant transfers of $31,000. International franchise fee income was $97,000 in fiscal 2009, as compared to $160,000 during fiscal 2008 primarily due to fewer openings of international franchised restaurants. During fiscal 2009, 46 new franchised outlets opened, including 30 Branded Menu Program outlets, two units in Kuwait and one unit in Dubai. During fiscal 2008, 46 new franchised outlets were opened, including 28 Branded Menu Program outlets, four units in Kuwait and one unit in the Dominican Republic.

 License royalties increased by $1,160,000 or 23.9% to $6,009,000 in fiscal 2009 as compared to $4,849,000 in fiscal 2008. Generally, our licensees report sales and royalties based on their own fiscal periods or a calendar basis. Therefore, we do not believe the additional week in fiscal 2008 had a significant impact on royalties. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements of $4,574,000 increased 26.5% from $3,616,000 as a result of higher licensee sales during fiscal 2009.  Royalties earned from SFG, primarily from the retail sale of hot dogs, were $3,329,000 during fiscal 2009 as compared to $3,154,000 during fiscal 2008. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $1,245,000 during fiscal 2009 as compared to $462,000 during fiscal 2008. Beginning March 2008, Nathan’s World Famous Beef Hot Dogs were introduced into over 500 of the foodservice cafes operating in Sam’s Clubs throughout the United States. We earned higher revenues of $301,000 from our agreement for the manufacture of Nathan’s proprietary ingredients, including $234,000 received as a result of the settlement of a multi-year discrepancy under that agreement related to the unauthorized use of certain ingredients. We earned lower royalties of $61,000 from our agreement for the sale of Nathan’s pet treats, primarily because there was a substantial sales promotion supporting the introduction of our pet treats into Wal-Mart during fiscal 2008 that did not occur in fiscal 2009. Net royalties from our other seven license agreements in fiscal 2009 were $38,000 less than fiscal 2008.

Interest income was $1,056,000 in fiscal 2009 as compared to $1,084,000 in fiscal 2008, primarily due to lower interest income on our invested cash and marketable securities due primarily to the reduced interest rate environment and the liquidity crisis which caused Nathan’s to shift its short-term investments into more secure, but low yielding, Treasury Bills earlier in the year.  During the second and third quarters of fiscal 2009, we began investing additional cash into longer-term municipal securities.  Interest earned on our MSC Note (as defined) receivable, received in connection with the sale of Miami Subs on June 7, 2007, was $152,000 in fiscal 2009 as compared to $155,000 in fiscal 2008. This decrease was primarily due to the principal payments received on the MSC Note even though the note was outstanding for 12 months during fiscal 2009 as compared to nine months during fiscal 2008 due to the fact that the MSC Note is self-amortizing.

Other income was $63,000 in fiscal 2009 as compared to $71,000 in fiscal 2008. During fiscal 2008, Nathan’s earned a $30,000 consent fee in connection with a licensee’s refinancing.

Costs and Expenses from Continuing Operations

Overall, our cost of sales increased by $1,704,000 to $28,774,000 in fiscal 2009 as compared to $27,070,000 in fiscal 2008. Our gross profit (representing the difference between sales and cost of sales) was $8,706,000 or 23.2% of sales during fiscal 2009 as compared to $9,189,000 or 25.3% of sales during fiscal 2008. In the Branded Product Program, our cost of sales increased by approximately $2,512,000 during fiscal 2009 when compared to fiscal 2008, primarily as a result of an approximate 10.7% increase in the cost of our hot dogs, as well as increased sales volume.  The increase in the cost of our hot dogs would have been approximately 13.5% but for the purchase commitment we entered into in January 2008, which locked in a fixed cost on approximately 1.8 million pounds of hot dogs and resulted in a savings of approximately $462,000 during fiscal 2009. These savings offset some of the effects of the substantially higher commodity costs for beef and beef trimmings. The cost of beef and beef trimmings increased through August 2008, reaching the highest level since the inception of the Branded Product Program. During the fourth quarter of fiscal 2009, these costs declined by approximately 17.5% from August 2008. However, despite this decline, the cost of beef and beef trimmings in fiscal 2009 was still significantly higher than the prior year. Since January 2009, the cost of beef and beef trimmings had increased, causing our per-pound beef costs to increase by approximately 7% over the fourth quarter of fiscal 2008.  In an effort to offset the increased cost of our hot dogs, beginning in July 2008, we initiated price increases in our Branded Product Program.

With respect to our Company-owned restaurants, our cost of sales during fiscal 2009 was $7,582,000 or 60.6% of restaurant sales, as compared to $7,856,000 or 59.8% of restaurant sales in fiscal 2008.  During fiscal 2009, our Company-owned stores experienced higher food and direct labor costs, which were partly offset by other slightly lower labor-related costs as a percentage of sales. The higher food cost as a percentage of sales was due primarily to the higher commodity cost of our hot dogs, hamburgers, cooking oil, bread and fish, which were partially mitigated by our sales price increases for select menu items of between 3.0% and 7.3%. Cost of sales to our television retailer declined by $534,000 in fiscal 2009, primarily due to lower sales volume which was partly offset by our higher cost of hot dogs.

Restaurant operating expenses increased by $104,000 to $3,361,000 in fiscal 2009 as compared to $3,257,000 in fiscal 2008. The increase during fiscal 2009 when compared to fiscal 2008 resulted primarily from higher utility costs of $88,000, occupancy costs of $28,000 and various other costs of $63,000, which were partly offset by lower marketing costs of $36,000 and insurance costs of $12,000.  During fiscal 2009 our utility costs were approximately 12.8% higher than fiscal 2008.  Depreciation and amortization was $809,000 in fiscal 2009 as compared to $764,000 in fiscal 2008.

General and administrative expenses increased by $373,000 or 4.2% to $9,299,000 in fiscal 2009 as compared to $8,926,000 in fiscal 2008. The difference in general and administrative expenses was due to an increase in bad debts of $172,000 and higher legal fees of $83,000 during fiscal 2009 primarily associated with Nathan’s litigation against SFG (see Part II, Item 1). The actual amount and timing of future SFG litigation costs is not presently determinable. We also incurred higher accounting fees of $78,000 in fiscal 2009 related to Nathan’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), requiring Nathan’s auditor to audit Nathan’s internal controls over financial reporting, a $61,000 increase in Nathan’s stock-based compensation expense and higher income tax preparation fees of $53,000 due partly to the fiscal 2009 tax examinations which were partly offset by various reductions, principally $82,000 of expense incurred during the additional week of fiscal 2008.

Recovery of property taxes of $441,000 recorded in fiscal 2009 represents the settlement of a multi-year certiorari proceeding at one of the Company-owned restaurants, net of fees.

Provision for Income Taxes from Continuing Operations

 In fiscal 2009, the income tax provision was $2,461,000 or 33.2% of income from continuing operations before income taxes as compared to $2,427,000 or 33.7% of income from continuing operations before income taxes in fiscal 2008. For the fiscal years ended March 29, 2009 and March 30, 2008, Nathan’s tax provision, excluding the effects of tax-exempt interest income, was 37.7% and 38.5%, respectively.

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

On June 7, 2007, Nathan’s completed the sale of Miami Subs to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the stock purchase agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250,000, consisting of $850,000 in cash and the Purchaser’s note in the initial principal amount of $2,400,000 (the “MSC Note”).  The MSC Note bears interest at 8% per annum, and is secured by a lien on all of the assets of the Purchaser and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year of the sale, Nathan’s had agreed to reduce the amount due by $250,000. Due to the ability to prepay the loan and reduce the amount due, the recognition of the additional $250,000 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized the deferred amount of $250,000 as additional gain and initially recorded estimated income taxes of $92,000 during the first quarter ended June 29, 2008. Effective August 31, 2008, Nathan’s and the Purchaser agreed to extend the due date of the MSC Note from its initial four-year term until April 2014, to reduce the monthly payments and to settle certain claims under the MSC Agreement.  Effective April 1, 2010, Nathan’s and the Purchaser agreed to further modify the terms of the MSC Note extending the due date of the MSC Note until June 2015, to reduce the monthly payments, increase the interest rate to 8.5% and agreed to reduce the balance of the note by $250,000, if the MSC Note is paid in full on or before the maturity date.  In accordance with the MSC Agreement, Nathan’s retained ownership of Miami Subs’ then-owned corporate office in Fort Lauderdale, Florida.

Nathan’s initially realized a gain on the sale of Miami Subs of $983,000, net of professional fees of $37,000 and recorded income taxes of $356,000 on the gain during fiscal 2008. Nathan’s also recognized an additional gain of $250,000, or $153,000 net of tax, during fiscal 2009, resulting from the contingent consideration which was deferred at the time of sale. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of Miami Subs. Therefore, the results of operations for Miami Subs, including the gains on disposal, have been presented as discontinued operations for all periods presented.

During fiscal 2008, Nathan’s completed a Lease Termination Agreement with respect to three leased properties in Fort Lauderdale, Florida, with its landlord, and CVS 3285 FL, L.L.C., (“CVS”) to sell its leasehold interests to CVS for $2,000,000. As the properties were subject to certain sublease and management agreements between Nathan’s and the then-current occupants, Nathan’s made payments to, or forgave indebtedness of, the then-current occupants of the properties and paid brokerage commissions of $494,000 in the aggregate.  Nathan’s made the properties available to CVS by May 29, 2007, and Nathan’s received the proceeds of the sale on June 5, 2007. Nathan’s recognized a gain of $1,506,000 and recorded income taxes of $557,000 during fiscal 2008. The results of operations for these properties, including the gain on disposal, have been included as discontinued operations for all periods presented.

Off-Balance Sheet Arrangements

At March 28, 2010, we were not a party to any off-balance sheet arrangements, other than our remaining purchase commitment to acquire approximately 742,000 pounds of hot dogs which are expected to be purchased between April 2010 and June 2010, pursuant to a purchase commitment that Nathan’s entered in February 2010. Nathan’s has entered into certain purchase commitments in an effort to mitigate the effect of increases in the price of beef and beef trimmings over the past two years.  These purchase commitments had varying effects on our hot dog costs during the fiscal 2010 and fiscal 2009 periods, as compared to purchasing all of our products at the then-prevailing market price. During fiscal 2010, the market price of hot dogs declined during the summer, before rebounding later in the year and increasing through March 2010. As a result, the purchase commitments saved the Company approximately $180,000, primarily during the period of January through March 2010. During fiscal 2009, the market price of hot dogs continued to escalate and the 2008 purchase commitment yielded savings of $462,000. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

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

Liquidity and Capital Resources

Cash and cash equivalents at March 28, 2010 aggregated $11,609,000, increasing by $2,930,000 during fiscal 2010.  At March 28, 2010, marketable securities were $24,317,000 compared to $25,670,000 at March 29, 2009 and net working capital increased to $36,668,000 from $34,816,008 at March 29, 2009.

Cash provided by operations of $7,179,000 in fiscal 2010 is primarily attributable to net income of $5,569,000 and other non-cash items of $1,721,000, net.  Changes in Nathan’s operating assets and liabilities decreased cash by $111,000, resulting primarily from increased accounts and other receivables of $536,000, increased inventory of $350,000, and increased other assets of $210,000 resulting from a lease guaranty, which were partly offset by increases in other non-current liabilities of $827,000 and deferred franchise fees of $144,000, primarily from landlord construction contributions, master development fees received for Canada and sections of China and a contingent lease guaranty. The increase in accounts and other receivables relates primarily to increased sales by our product licensees of $299,000, claims receivable from insurers or pursuant to indemnification agreements of $244,000, increased sales under the Branded Product Program of $194,000, and advances to Nathan’s advertising fund of $125,000. These increased receivables were partly reduced by the receipt of $516,000 from our successful property tax challenge.

Cash used in investing activities was $434,000 in fiscal 2010. We incurred capital expenditures of $2,184,000 primarily in connection with our office relocation, our Branded Product Program and capital maintenance projects at our restaurants. We received cash proceeds of $1,535,000 from the redemption of maturing available-for-sale securities and $215,000 from the receipt of payments on the MSC Note receivable. Effective March 31, 2010, Nathan’s and the maker agreed to modify the MSC Note to reduce the monthly payment through December 31, 2011, extend the repayment term until June 30, 2015, increase the interest rate by 0.5% and reduce the principal amount by $250,000 subject to certain conditions.

Cash used in financing activities was $3,815,000 in fiscal 2010, primarily for the purchase of 484,987 treasury shares of the Company’s Common Stock at a cost of $6,394,000 pursuant to the stock repurchase plans authorized by the Board of Directors on November 5, 2007 and June 30, 2009, as more fully described below.  Cash was received from the proceeds of employee stock option exercises of $1,533,000 and the expected realization of the associated tax benefit of $1,046,000.

Through March 28, 2010, Nathan’s purchased a total of 3,178,793 shares of common stock at a cost of approximately $25,192,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 484,987 shares of common stock at a cost of approximately $6,394,000 were repurchased during the fifty-two-week period ended March 28, 2010.

On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 200,309 shares were repurchased at a cost of $2,494,000 as of March 28, 2010.

On February 5, 2009, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement which, as amended to date, (the “10b5-1 Agreement”) authorizes MSI to purchase shares of the Company’s common stock, having a value of up to an aggregate $4.2 million, commencing on March 16, 2009 through August 10, 2010.  The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously-announced fourth stock repurchase plan for the purchase of up to 500,000 shares.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. The Company has repurchased 478,484 shares at a cost of $6,301,000 as of March 28, 2010, under the fifth stock repurchase plan.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for up to 500,000 shares of its common stock on behalf of the Company. No repurchases have been made under the sixth stock repurchase plan.

There are 299,691, 21,516 and 500,000 shares remaining to be purchased pursuant to the fourth, fifth and sixth stock repurchase plans, respectively.

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

We expect that in the future we will continue to purchase stock under stock repurchase programs, make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs and fund those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis.

At March 28, 2010, there were four properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties, including, rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):
	Payments Due by Period
		Less than			More than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Employment Agreements	$2,485	$1,080	$805	$400	$200
Operating Leases	17,443	1,163	2,516	2,597	11,167
Purchase Commitment (A)	1,264	1,264	-	-	-
Gross Cash Contractual Obligations	21,192	3,507	3,321	2,997	11,367

Sublease Income	723	226	336	87	74
Net Cash Contractual Obligations	$20,469	$3,281	$2,985	$2,910	$11,293

(A)	At March 28, 2010, Nathan’s was committed to acquire approximately 742,000 pounds of hot dogs at a cost of approximately $1,264,000

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, since then, we have experienced volatility in our costs for certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. During fiscal 2010, the market price of hot dogs was approximately 3.8% lower than during fiscal 2009. However, as a result of the Company’s purchase commitment during the same periods, our cost of beef was only approximately 2.3% lower than fiscal 2009. During the first nine months of fiscal 2010, the cost of hot dogs did not increase as rapidly as we experienced during the period May 2008 through September 2008, when the cost of hot dogs reached the highest level since the inception of our Branded Product Program. However, during the January through March 2010 period, the cost of hot dogs increased significantly. Consequently, the purchase commitments did not yield the same benefit to the Company during fiscal 2010 as the purchase commitment in effect during fiscal 2009, with the majority of the benefit of the purchase commitments occurring during the fourth quarter of fiscal 2010. During fiscal 2010, our costs were approximately 1.0% lower than if our purchases were made at the prevailing market prices as compared to the fiscal 2009 period, when our costs were lowered by 2.5%. During calendar 2009, the cost of beef and beef trimmings has been relatively stable, experiencing normal seasonal fluctuations, with increasing costs during the October through December period. However, we are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2011. During fiscal 2010, we experienced lower costs for corn oil and cheese, which were partly offset by higher costs for potatoes. We may seek to enter into additional purchase commitments for both hot dogs and other products in the future. Additionally, we continue to experience the volatility in oil and gas prices on our distribution costs for our food products and utility costs in our Company-owned restaurants.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements,” “Risk Factors” and “Notes to Consolidated Financial Statements” in this Form 10-K.

Item 7A.     Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature.  Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 28, 2010, Nathan’s cash and cash equivalents aggregated $11,609,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $29,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 28, 2010, the market value of Nathan’s marketable securities aggregated $24,317,000. Interest income on these marketable securities would increase or decrease by approximately $61,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at March 28, 2010 that are sensitive to interest rate fluctuations:

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal notes and bonds	$25,209,000	$24,943,000	$24,361,000	$24,317,000	$23,963,000	$23,608,000	$23,248,000

Borrowings

The interest rate on our prior borrowings was generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement.  At March 28, 2010, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then- prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. We maintained a $7,500,000 credit line at the prime rate, which we decided to let expire as of October 1, 2008. We never borrowed any funds under this credit line.  Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. Since January 2008, we have begun a program of entering into purchase commitments with our primary supplier to produce and deliver hot dogs at an agreed-upon price.  In January 2008, we entered into a purchase commitment to acquire approximately 1,785,000 pounds of hot dogs for approximately $2,740,000, which were purchased from April through August 2008. In January 2009, we entered a purchase commitment, as amended, to acquire 2,592,000 pounds of hot dogs for $4,368,000 from April 2009 through September 2009. In October 2009, we entered into two purchase commitments to acquire 760,000 pounds of hot dogs for $1,150,000, which were purchased between November 2009 and January 2010 and to acquire 1,205,000 pounds of hot dogs for $1,915,000, the majority of which were expected to be purchased in January through March 2010. At March 28, 2010, Nathan’s had approximately 157,000 pounds of hot dogs remaining to be purchased. Nathan’s also entered into a new purchase commitment, as amended in February 2010, for 585,000 pounds of hot dogs that Nathan’s expects to purchase between May and June 2010 at a total cost of approximately $1,012,000. During fiscal 2010, the market price of hot dogs was approximately 3.8% lower than during fiscal 2009. However, during fiscal 2010, due to our purchase commitment, our cost of beef was only approximately 2.3% lower than fiscal 2009. We may attempt to enter into similar arrangements for hot dogs and other products in the future.  With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodities purchases will be subject to changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for fiscal 2010 would have increased or decreased our cost of sales by approximately $2,278,000.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 28, 2010.  In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment and the criteria set forth by COSO, management believes that Nathan’s maintained effective internal control over financial reporting as of March 28, 2010.  The effectiveness of our internal control over financial reporting as of March 28, 2010, has been audited by Grant Thornton LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

   There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc.

We have audited Nathan’s Famous, Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of March 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nathan’s Famous, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 28, 2010 and March 29, 2009, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the fifty-two weeks ended March 28, 2010 and March 29, 2010 and for the fifty-three weeks ended March 30, 2008 and our report dated June 11, 2010 expressed an unqualified opinion thereon and contains an explanatory paragraph related to the adoption of new accounting guidance issued related to the accounting for uncertainty in income taxes on March 26, 2007.

/s/ GRANT THORNTON LLP

Melville, New York
June 11, 2010

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Proposal 1 - Election of Directors, Corporate Governance and Security Ownership in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 11. Executive Compensation.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Equity Plan Information and Security Ownership in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Corporate Governance - Director Independence and Corporate Governance - Certain Relationships and Related Persons Transactions in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Item 14.      Principal Accountant Fees and Services.

Audit Fees

We were billed by Grant Thornton LLP the aggregate amount of approximately $236,000 in respect of fiscal 2010 and $369,000 in respect of fiscal 2009 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q.

Audit-Related Fees

Grant Thornton LLP did not render any assurance and related services reasonably related to the performance of the audit and review of our financial statements, other than as set forth above, for fiscal 2010 and 2009 and, accordingly, did not bill for any such services.

Tax Fees

Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2010 and 2009 and, accordingly, did not bill for any such services.

All Other Fees

Grant Thornton LLP did not render any other services, other than as set forth above, for fiscal 2010 and 2009 and, accordingly, did not bill for any such services.

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

10.10
Modification Agreement dated December 31, 1996, to the Employment Agreement with Wayne Norbitz.  (Incorporated by reference to Exhibit 10.1 to the Quarterly  Report filed on Form 10-Q for the  fiscal quarter ended December 29, 1996.)

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

10.28	License Agreement dated April 23, 2008 between Roasters Asia Pacific (Cayman) Limited and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 23, 2008.)

10.29	Issuer Securities Repurchase Instructions, dated June 11, 2008 between Nathan’s Famous, Inc. and Mutual Securities, Inc. (Incorporated by reference to Exhibit 10.3 to Form 10-K dated March 30, 2008.)
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

10.32	Amended and Restated Promissory Note of Miami Subs Capital Partners I, Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 28, 2008.)
10.33	*Second Amended and Restated Promissory Note of Miami Subs Capital Partners I, Inc. dated April 1, 2010.
10.34
Stock Purchase Agreement dated June 30, 2009, among Nathan’s Famous, Inc., Prime Logic Capital LLC and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 28, 2009.)

10.35
Agreement of Lease between One-Two Jericho Plaza Owner LLC and Nathan’s Famous Services, Inc. dated September 11, 2009, (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 27, 2009.)

10.36
Guaranty by Nathan’s Famous, Inc. of Agreement of Lease with One-Two Jericho Plaza Owner LLC dated September 11, 2009 (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 27, 2009.)

10.37
First Amendment to 10b5-1 Issuer Repurchase Instructions between Nathan’s Famous, Inc. and Mutual Securities, Inc. dated November 6, 2009 (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 27, 2009.

21	*List of Subsidiaries of the Registrant.
23	*Consent of Grant Thornton LLP dated June 11, 2010.
31.1	*Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	*Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	*Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of June, 2010.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of June, 2010.

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
Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc.

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of March 28, 2010 and March 29, 2009, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the fifty-two weeks ended March 28, 2010 and March 29, 2009 and for the fifty-three weeks ended March 30, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan’s Famous, Inc. and subsidiaries as of March 28, 2010 and March 29, 2009, and the results of their operations and their cash flows for the fifty-two weeks ended March 28, 2010 and March 29, 2009 and for the fifty-three weeks ended March 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note I of the notes to consolidated financial statements, effective March 26, 2007, the Company adopted new accounting guidance related to the accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nathan’s Famous, Inc. and subsidiaries’ internal control over financial reporting as of March 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 11, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
June 11, 2010

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 28, 2010	March 29, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,609	$8,679
Marketable securities	24,317	25,670
Accounts and other receivables, net	5,225	4,869
Note receivable – current portion	115	290
Inventories	1,018	668
Prepaid expenses and other current assets	1,428	1,326
Deferred income taxes	111	209
Total current assets	43,823	41,711

Note receivable	1,175	1,466
Property and equipment	5,467	4,126
Goodwill	95	95
Intangible assets	1,353	1,353
Deferred income taxes	1,093	915
Other assets	368	158

	$53,374	$49,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,069	$2,857
Accrued expenses and other current liabilities	3,771	3,867
Deferred franchise fees	315	171
Total current liabilities	7,155	6,895

Other liabilities	1,907	1,080

Total liabilities	9,062	7,975

COMMITMENTS AND CONTINGENCIES (Note K)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,773,241 and 8,305,683 shares issued; and 5,594,448 and 5,611,877 shares outstanding at March 28, 2010 and March 29, 2009, respectively	88	83
Additional paid-in capital	52,003	49,001
Retained earnings	16,797	11,228
Accumulated other comprehensive income	616	335
	69,504	60,647
Treasury stock, at cost, 3,178,793 and 2,693,806 shares at March 28, 2010 and March 29, 2009, respectively.	(25,192)	(18,798)
Total stockholders’ equity	44,312	41,849

	$53,374	$49,824

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Fifty-Two	Fifty-Two	Fifty-Three
	weeks ended	weeks ended	weeks ended
	March 28, 2010	March 29, 2009	March 30, 2008
REVENUES
Sales	$38,685	$37,480	$36,259
Franchise fees and royalties	4,758	4,613	4,962
License royalties	6,452	6,009	4,849
Interest income	916	1,056	1,084
Other income	65	63	71
Total revenues	50,876	49,221	47,225

COSTS AND EXPENSES
Cost of sales	28,513	28,774	27,070
Restaurant operating expenses	3,285	3,361	3,257
Depreciation and amortization	843	809	764
General and administrative expenses	9,708	9,299	8,926
Impairment charge on note receivable	250	-	-
Recovery of property taxes	(13)	(441)	-
Total costs and expenses	42,586	41,802	40,017

Income from continuing operations before provision for income taxes	8,290	7,419	7,208
Provision for income taxes	2,721	2,461	2,427
Income from continuing operations	5,569	4,958	4,781

Income from discontinued operations, including gains on disposal of discontinued operations before income taxes of $3,906 in 2009 and $2,489 in 2008.	-	3,914	2,824
Provision for income taxes	-	1,390	1,050
Income from discontinued operations	-	2,524	1,774

Net income	$5,569	$7,482	$6,555

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$1.00	$0.84	$0.79
Income from discontinued operations	-	0.43	0.29
Net income	$1.00	$1.27	$1.08

Diluted income per share:
Income from continuing operations	$0.97	$0.80	$0.74
Income from discontinued operations	-	0.41	0.27
Net income	$0.97	$1.21	$1.01

Weighted average shares used in computing income per share:
Basic	5,563,000	5,898,000	6,085,000
Diluted	5,716,000	6,180,000	6,502,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 28, 2010, Fifty-two weeks ended March 29, 2009 and Fifty-three weeks ended March 30, 2008
(in thousands, except share amounts)

						Accumulated
			Additional			Other			Total
	Common	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Earnings	Income	Shares	Amount	Equity	Income
Balance, March 25, 2007	7,909,183	$79	$45,792	$(136)	$(2,654)	$(44)	1,891,100	$(7,158)	$35,879

Shares issued in connection with exercise of employee stock options and warrants	271,500	3	921	-	-	-	-	-	924

Repurchase of common stock	-	-	-	-	-	-	108,900	(1,928)	(1,928)

Income tax benefit on stock option exercises	-	-	632	-	-	-	-	-	632

Share-based compensation	-	-	359	-	-	-	-	-	359

Amortization of deferred compensation relating to restricted stock	-	-	-	73	-	-	-	-	73

Unrealized gains on marketable securities, net of deferred income tax of $184	-	-	-	-	-	269	-	-	269	$269

Cumulative effect of the adoption of new accounting guidance regarding uncertainty in income tax as of March 26, 2007 (Note I)	-	-	-	-	(155)	-	-	-	(155)

Net income	-	-	-	-	6,555	-	-	-	6,555	6,555

Comprehensive income	-	-	-	-	-	-	-	-	-	$6,824
Balance, March 30, 2008	8,180,683	$82	$47,704	$(63)	$3,746	$225	2,000,000	$(9,086)	$42,608

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 28, 2010, Fifty-two weeks ended March 29, 2009 and Fifty-three weeks ended March 30, 2008
(in thousands, except share amounts)

						Accumulated
			Additional			Other			Total
	Common	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’	Comprehensive
	Shares	Stock	Capital	Compensation	Earnings	Income	Shares	Amount	Equity	Income

Balance, March 30, 2008	8,180,683	$82	$47,704	$(63)	$3,746	$225	2,000,000	$(9,086)	$42,608

Shares issued in connection with exercise of employee stock options and warrants	125,000	1	412	-	-	-	-	-	413

Repurchase of common stock	-	-	-	-	-	-	693,806	(9,712)	(9,712)

Income tax benefit on stock option exercises	-	-	457	-	-	-	-	-	457

Share-based compensation	-	-	428	-	-	-	-	-	428

Amortization of deferred compensation relating to restricted stock	-	-	-	63	-	-	-	-	63

Unrealized gains on marketable securities, net of deferred income tax of $71	-	-	-	-	-	110	-	-	110	$110

Net income	-	-	-	-	7,482	-	-	-	7,482	7,482

Comprehensive income	-	-	-	-	-	-	-	-	-	$7,592
Balance, March 29, 2009	8,305,683	$83	$49,001	$-	$11,228	$335	2,693,806	$(18,798)	$41,849

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 28, 2010, Fifty-two weeks ended March 29, 2009 and Fifty-three weeks ended March 30, 2008
(in thousands, except share amounts)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity	Income

Balance, March 29, 2009	8,305,683	$83	$49,001	$11,228	$335	2,693,806	$(18,798)	$41,849

Shares issued in connection with exercise of employee stock options	467,558	5	1,528	-	-	-	-	1,533

Repurchase of common stock	-	-	-	-	-	484,987	(6,394)	(6,394)

Income tax benefit on stock option exercises	-	-	1,046	-	-	-	-	1,046

Share-based compensation	-	-	428	-	-	-	-	428

Unrealized gains on marketable securities, net of deferred income tax of $187	-	-	-	-	281	-	-	281	$281

Net income	-	-	-	5,569	-	-	-	5,569	5,569

Comprehensive income	-	-	-	-	-	-	-	-	$5,850
Balance, March 28, 2010	8,773,241	$88	$52,003	$16,797	$616	3,178,793	$(25,192)	$44,312

	Year ended
	March 28,	March 29	March 30
	2010	2009	2008
Disclosure of reclassification amount:
Unrealized gain on marketable securities	$281	$100	$269
Reclassification adjustments for loss, net of tax, included in net income	-	10	-
Net unrealized gain on marketable securities, net of tax	$281	$110	$269

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Fifty-two	Fifty-two	Fifty-three
	weeks ended	weeks ended	weeks ended
	March 28, 2010	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net income	$5,569	$7,482	$6,555
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	843	809	766
Amortization of intangible assets	-	2	78
Amortization of bond premium	286	259	278
Share-based compensation expense	428	428	359
Amortization of deferred compensation	-	63	73
Gain on sale of subsidiary and leasehold interests	-	(3,906)	(2,489)
Loss on sale of marketable securities	-	17	-
Provision for doubtful accounts	181	173	-
Impairment charge on note receivable	250	-	-
Deferred income taxes	(267)	(63)	682
Changes in operating assets and liabilities:
Accounts and other receivables, net	(536)	(1,211)	(362)
Inventories	(350)	160	(32)
Prepaid expenses and other current assets	(102)	167	(526)
Other assets	(210)	(8)	(2)
Accounts payable, accrued expenses and other current liabilities	116	(104)	(904)
Deferred franchise fees	144	(113)	(76)
Other liabilities	827	(54)	452

Net cash provided by operating activities	7,179	4,101	4,852

Cash flows from investing activities:
Proceeds from sale of marketable securities	1,535	3,682	3,100
Purchase of marketable securities	-	(8,497)	(1,089)
Purchase of property and equipment	(2,184)	(513)	(972)
Payments received on notes receivable	215	406	239
Proceeds from sale of subsidiaries and leasehold interests	-	3,961	1,691

Net cash (used in) provided by investing activities	(434)	(961)	2,969

Cash flows from financing activities:
Repurchase of treasury stock	(6,394)	(9,712)	(1,928)
Income tax benefit on stock option exercises	1,046	457	632
Proceeds from the exercise of stock options and warrant	1,533	413	924

Net cash used in financing activities	(3,815)	(8,842)	(372)

Net increase (decrease) in cash and cash equivalents	2,930	(5,702)	7,449

Cash and cash equivalents, beginning of year	8,679	14,381	6,932

Cash and cash equivalents, end of year	$11,609	$8,679	$14,381

Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$2,239	$3,190	$2,942

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$-	$250	$2,150

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

Nathan’s Famous, Inc. and subsidiaries (collectively the “Company” or “Nathan’s”) has historically operated or franchised a chain of retail fast food restaurants featuring the “Nathan’s World Famous Beef Hot Dog”, crinkle-cut French-fried potatoes and a variety of other menu offerings.  Nathan’s has also established a Branded Product Program, which enables foodservice retailers to sell select Nathan’s proprietary products outside of the realm of a traditional franchise relationship.  The Company is also the owner of the Arthur Treacher’s brand. Arthur Treacher's main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The Company, through wholly-owned subsidiaries, was also the franchisor of Kenny Rogers Roasters (“Roasters”) and Miami Subs through April 23, 2008 and May 30, 2007, respectively. (See Note G for discussion of the sales of these subsidiaries.) The Company considers itself to be in the foodservice industry, and has pursued co-branding and co-hosting initiatives; accordingly, management has evaluated the Company as a single reporting unit.

At March 28, 2010, the Company’s restaurant system included five Company-owned units in the New York City metropolitan area (including one seasonal location) and 246 franchised or licensed units, located in 25 states and four foreign countries.

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

The Company’s fiscal year ends on the last Sunday in March, which results in a 52- or 53-week reporting period.  The results of operations and cash flows for the fiscal years ended March 28, 2010 and March 29, 2009 are on the basis of a 52-week reporting period, the results of operations and cash flows for the fiscal year ended March 30, 2008 are on the basis of a 53-week reporting period.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE B (continued)

3.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates made by management in preparing the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, valuation of notes receivable, valuation of stock-based compensation, accounting for income taxes, and the valuation of goodwill, intangible assets and other long-lived assets.

4.	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents amounted to $3,052 and $5,352 at March 28, 2010 and March 29, 2009, respectively. Substantially all of the Company’s cash and cash equivalents are in excess of government insurance. Included in cash and cash equivalents is cash restricted for untendered shares associated with the acquisition of Nathan’s in 1987 of $54 at March 28, 2010 and March 29, 2009.

5.	Impairment of Notes Receivable

Nathan’s determines that a loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as late payments, operating losses, marginal working capital, inadequate cash flow or business interruptions, (b) loans secured by collateral that is not readily marketable, or (c) loans that are susceptible to deterioration in realizable value. The Company records interest income on its impaired notes receivable on an accrual basis, when collection is assured, based on the present value of the estimated cash flows of identified impaired notes receivable.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE B (continued)

Based on the Company's analysis, it has determined that its note receivable (See Note G) is impaired at March 28, 2010 and recorded an impairment charge of $250 during the fiscal year ended March 28, 2010.  Following is a summary of impaired note receivable:

2010

Total recorded investment in impaired note receivable	$1,540
Allowance for impaired note receivable	(250)
Recorded investment in impaired note receivable, net	1,290
Less current portion	(115)
$1,175

The Company has recognized approximately $115 of interest income on this note for the fiscal year ended March 28, 2010. The average recorded investment in impaired notes receivable was $1,523.

6.	Inventories

Inventories, which are stated at the lower of cost or market value, consist primarily of food items and supplies. Inventories also include equipment and marketing items in connection with the Branded Product Program.  Cost is determined using the first-in, first-out method.

7.	Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 28, 2010 and March 29, 2009, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis.

8.	Sales of Restaurants

The Company recognizes profit on sales of restaurants or real estate under the full accrual method, the installment method and the deposit method, depending on the specific terms of each sale.  Profit recognition by the full accrual method is appropriate provided (a) the profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit.  Unless both conditions exist, recognition of all or part of the profit shall be postponed and other methods of profit recognition shall be followed.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE B (continued)

The Company records depreciation expense on the property subject to the sales contracts that are accounted for under the deposit method and records any principal payments received as a deposit until such time that the transaction meets the appropriate sales criteria.

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

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,353 in connection with Arthur Treacher’s.

The Company’s goodwill and intangible assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. As of March 28, 2010 and March 29, 2009, the Company has performed its required annual impairment test of goodwill and intangible assets and has determined no impairment is deemed to exist.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008
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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present.  The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations.  No units were deemed impaired during the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008.

12.	Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. This accounting standard eliminates the diversity in practice that exists due to the different definitions of fair value. This accounting standard retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. This accounting standard states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability.

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

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE B (continued)

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 28, 2010 based upon the valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$24,317	$-	$24,317

Total assets at fair value	$-	$24,317	$-	$24,317

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

In February 2007, the FASB issued a new accounting standard which amended the prior accounting standard with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. The new standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted for as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  Nathan’s adopted this new accounting standard on March 31, 2008, which had no impact on our consolidated financial position and results of operations as Nathan’s did not elect the fair value option to report its financial assets and liabilities at fair value and elected to continue the treatment of its marketable securities as available-for-sale securities with unrealized gains and losses recorded in accumulated other comprehensive income.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE B (continued)

13.	Start-up Costs

Pre-opening and similar costs are expensed as incurred.

14.	Revenue Recognition - Branded Products Operations

The Company recognizes sales from the Branded Product Program and certain products sold from the Branded Menu Program when it is determined that the products the Company has sold have been delivered via third party common carrier to Nathan’s customers. Rebates provided to customers are classified as a reduction to sales.

15.	Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash or credit card by the customer, are recognized upon the performance of services. Sales are presented, net of sales tax.

16.	Revenue Recognition - Franchising Operations

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

The following services are typically provided by the Company prior to the opening of a franchised restaurant:

o	Approval of all site selections to be developed.
o	Provision of architectural plans suitable for restaurants to be developed.
o	Assistance in establishing building design specifications, reviewing construction compliance and equipping the restaurant.
o	Provision of appropriate menus to coordinate with the restaurant design and location to be developed.
o	Provision of management training for the new franchisee and selected staff.
o	Assistance with the initial operations of restaurants being developed.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE B (continued)

At March 28, 2010 and March 29, 2009, $315 and $171, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, the Company earned franchise  fees of $678, $647 and $831, respectively,  from new unit openings, transfers, co-branding and forfeitures.

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company.  Revenue from development agreements is deferred and recognized ratably over the term of the agreement, or, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 28, 2010 and March 29, 2009, $536 and $193, respectively, of deferred development fee revenue is included  in the accompanying consolidated balance sheets.

The following is a summary of franchise openings and closings for the Nathan’s Franchise restaurant system for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008:

	March 28,	March 29,	March 30,
	2010	2009	2008

Franchised restaurants operating at the beginning of the period	249	224	196

New franchised restaurants opened during the period	33	46	46

Franchised restaurants closed during the period	(36)	(21)	(18)

Franchised restaurants operating at the end of the period	246	249	224

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE B (continued)

The Company recognizes franchise royalties, which are generally based upon a percentage of sales made by the Company’s franchisees, when they are earned and deemed collectible. The Company recognizes royalty revenue from its Branded Menu Program directly from the sale of Nathan’s product by the manufacturers. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee or until collectibility is deemed to be reasonably assured. Revenue from sub-leasing properties is recognized in income as the revenue is earned and becomes receivable and deemed collectible.  Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated statements of operations.

17.	Revenue Recognition – License Royalties

The Company earns revenue from royalties on the licensing of the use of its name on certain products produced and sold by outside vendors.  The use of the Company name and symbols must be approved by the Company prior to each specific application to ensure proper quality and project a consistent image.  Revenue from license royalties is recognized when it is earned and deemed collectible.

18.	Interest Income

Interest income is recorded when it is earned and deemed realizable by the Company.

19.	Other Income

Deferred revenue associated with supplier contracts is generally amortized into income on a straight-line basis over the life of the contract.

Other income for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 consists of the following:
	March 28, 2010	March 29, 2009	March 30, 2008

Amortization of supplier contributions	$36	$41	$34
Other income	29	22	37

	$65	$63	$71

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008
NOTE B (continued)

20.	Business Concentrations and Geographical Information

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees.  At March 28, 2010, one retail licensee and two Branded Products customers each represented 15%, 14% and 11%, respectively, of accounts receivable. At March 29, 2009, one retail licensee and two Branded Product customers each represented 12%, 15% and 15%, respectively, of accounts receivable. No franchisee, retail licensee or Branded Product customer accounted for 10% or more of revenues during the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008.

The Company’s primary supplier of frankfurters represented 82%, 81% and 77% of product purchases for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.  The Company’s distributor of product to its Company-owned restaurants represented 11%, 12%, and 15% of product purchases for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.

The Company’s revenues for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 were derived from the following geographic areas:
	March 28, 2010	March 29, 2009	March 30, 2008

Domestic (United States)	$49,747	$48,423	$46,489
Non-domestic	1,129	798	736

	$50,876	$49,221	$47,225

21.	Advertising

The Company administers an advertising fund on behalf of its franchisees to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising fund are based on specified percentages of net sales, generally ranging up to 2%. Net Company-owned store advertising expense, which is expensed as incurred, was $247, $188, and $224, for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE B (continued)

22.	Stock-Based Compensation

At March 28, 2010, the Company had several stock-based employee compensation plans in effect which are more fully described in Note J.

The cost of all share-based payments to employees, including grants of employee stock options, is recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. The Company utilizes the straight-line attribution method to recognize the expense associated with awards with graded vesting terms.

Stock-based compensation, including amortization of deferred compensation relating to restricted stock, recognized during the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 was $428, $492 and $432 respectively, and is included in general and administrative expense in the accompanying Consolidated Statements of Earnings.  As of March 28, 2010, there was $471 of unamortized compensation expense related to stock options.  The Company expects to recognize this expense over approximately one year, nine months, which represents the remaining requisite service periods for such awards.

No stock-based awards were granted during the fiscal years ended March 28, 2010 and March 29, 2009.

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

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the fiscal year ended March 30, 2008 were:

March 30, 2008
Weighted-average option fair values	$5.8270
Expected life (years)	4.25
Interest rate	4.21%
Volatility	32.93%
Dividend yield	0%

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE B (continued)

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

23.	Classification of Operating Expenses

Cost of sales consists of the following:

o	The cost of products sold by Company-operated restaurants, through the Branded Product Program and other distribution channels.
o	The cost of labor and associated costs of in-store restaurant management and crew.
o	The cost of paper products used in Company-operated restaurants.
o	Other direct costs such as fulfillment, commissions, freight and samples.

Restaurant operating expenses consist of the following:

o	Occupancy costs of Company-operated restaurants.
o	Utility costs of Company-operated restaurants.
o	Repair and maintenance expenses of Company-operated restaurant facilities.
o	Marketing and advertising expenses done locally and contributions to advertising funds for Company-operated restaurants.
o	Insurance costs directly related to Company-operated restaurants.

24.	Income Taxes

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary differences resulting from different treatment of items such as depreciation, estimated self-insurance liabilities, allowance for doubtful accounts and any tax credits or net operating losses (“NOL”) for tax and reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences became deductible. Should the management determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE B (continued)

Uncertain Tax Positions

We have recorded liabilities for underpayment of income taxes and related interest and penalties, if any, for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  Guidance was also provided on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements. (See Note I.)

25.	Reclassifications

Certain prior years’ balances have been reclassified to conform with Nathan’s current year presentation.

26.	Adoption of New Accounting Pronouncements

In December 2007, the FASB issued an amendment to its existing accounting standard on business combinations, which establishes new principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. In April 2009, the FASB also issued new guidelines on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination, which provide that an acquirer shall recognize an asset acquired or a liability assumed in a business combination that arises from a contingency at fair value, at the acquisition date, if the acquisition-date fair value of that asset or liability can be determined during the measurement period. New guidance is also provided in the event that the fair value of an asset acquired or liability assumed cannot be determined during the measurement period. An acquirer shall also develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies and also provide for the disclosure requirements. Nathan’s adopted the provisions of the new accounting standards on business combinations on March 30, 2009, the adoption of which had no impact on our consolidated financial position or results of operations.

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

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE B (continued)

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

In April 2009, the FASB issued new requirements for interim disclosures about fair value of financial instruments, which increase the frequency of fair value disclosures to a quarterly basis instead of annually. The requirements relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to these changes, fair values for these assets and liabilities were only disclosed annually. Nathan’s adopted the provisions of these accounting standards effective March 30, 2009. The newly-required interim disclosures had no impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued a new accounting standard on subsequent events, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard establishes: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE B (continued)

its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard also requires disclosure of the date through which an entity has evaluated subsequent events. Nathan’s adopted the provisions of this accounting standard effective for its first quarter ended June 28, 2009.

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

We do not believe that any recently issued, but not yet effective accounting standards, if adopted, would have a material effect on the accompanying financial statements.

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively:

	Income from continuing operations			Shares			Income per share from continuing operations
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Basic EPS
Basic calculation	$5,569	$4,958	$4,781	5,563,000	5,898,000	6,085,000	$1.00	$.84	$.79
Effect of dilutive employee stock options and warrants	-	-	-	153,000	282,000	417,000	(.03)	(.04)	(.05)

Diluted EPS
Diluted calculation	$5,569	$4,958	$4,781	5,716,000	6,180,000	6,502,000	$.97	$.80	$.74

Options and warrants to purchase 110,000, 196,833 and 55,000 shares of common stock for the years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively, were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares during the respective periods.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE D - MARKETABLE SECURITIES

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 28, 2010	$23,308	$1,009	$-	$24,317

March 29, 2009	$25,130	$625	$(85)	$25,670

As of March 28, 2010, none of the securities held by the Company were in an unrealized loss position.  As of March 29, 2009, there were four securities in an unrealized loss position. Management had evaluated the securities, individually and in the aggregate, for other than temporary impairment.  Based on management’s intent and ability to hold the securities until market conditions recover and the market value of the securities is at a minimum equal to their cost basis it was determined by management that no other then temporary impairment existed at March 29, 2009. As of March 29, 2009, all securities in an unrealized loss position had been in such position for less than one year.

As of March 28, 2010, the municipal bonds mature at various dates between August 2010 and October 2019. The following represents the bond maturities by period:

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

March 28, 2010	$24,317	$2,984	$12,354	$8,979	$-

March 29, 2009	$25,670	$1,049	$15,795	$7,577	$1,249

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income are as follows:

	March 28, 2010	March 29, 2009	March 30, 2008
Available-for-sale securities:
Proceeds	$1,535	$3,681	$3,100

Gross realized losses	-	$(17)	-

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE D (continued)

The change in net unrealized gains on available-for-sale securities for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, of $281, $120, and $269, respectively, which is net of deferred income taxes, has been included as a component of comprehensive income.

NOTE E - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:
	March 28,	March 29,
	2010	2009

Franchise and license royalties	$2,271	$1,672
Branded product sales	2,841	2,686
Real estate tax refund, net	-	516
Other	528	200
	5,640	5,074

Less: allowance for doubtful accounts	415	205

Accounts and other receivables, net	$5,225	$4,869

Real estate tax refund, net, as at March 29, 2009 represents the settlement of a multi-year certiorari proceeding at a Company-owned restaurant, net of associated fees. The balance was collected in full during the year ended March 28, 2010.

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

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 are as follows:
	March 28, 2010	March 29, 2009	March 30, 2008

Beginning balance	$205	$104	$94
Bad debt expense	181	173	-
Uncollectible marketing fund contributions	50	27	20
Accounts written off	(21)	(99)	(10)

Ending balance	$415	$205	$104

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE F - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:
	March 28,	March 29,
	2010	2009

Land	$1,094	$1,094
Building and improvements	2,139	2,164
Machinery, equipment, furniture and fixtures	5,623	6,290
Leasehold improvements	3,835	3,834
Construction-in-progress	-	3
	12,691	13,385
Less: accumulated depreciation and amortization	7,224	9,259

	$5,467	$4,126

NOTE G – DISCONTINUED OPERATIONS

1.	Sale of NF Roasters Corp.

On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp. (“NF Roasters”), the franchisor of the Kenny Rogers Roasters concept, to Roasters Asia Pacific (Cayman) Limited. Pursuant to the Stock Purchase Agreement (“NFR Agreement”), Nathan’s sold all of the stock of NF Roasters for $4,000 in cash.

In connection with the NFR Agreement, Nathan’s and its previously-owned subsidiary, Miami Subs, may continue to sell NF Roasters products within the then-existing restaurants without payment of royalties.

The following is a summary of the assets and liabilities of NF Roasters, as of the date of sale, that were sold:
Cash	$8	(A)
Accounts receivable, net	1
Deferred income taxes, net	230
Intangible assets, net	391
Other assets	30
Total assets sold	660

Accrued expenses	27	(B)
Other liabilities	328
Total liabilities sold	355

Net assets sold	$305

(A)	- Represents unexpended marketing funds.
(B)	- Includes unexpended marketing funds of $8.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE G (continued)

Nathan’s realized a gain on the sale of NF Roasters of $3,656 net of professional fees of $39 and recorded income taxes of $1,289 on the gain during the fiscal year ended March 29, 2009. Nathan’s has determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters. Therefore, the results of operations for NF Roasters, including the gain on disposal, have been presented as discontinued operations for all periods presented.

2.	Sale of Miami Subs Corporation

On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation (“Miami Subs”) to Miami Subs Capital Partners I, Inc. (“Purchaser”). Pursuant to the Stock Purchase Agreement (“MSC Agreement”), Nathan’s sold all of the stock of Miami Subs in exchange for $3,250, consisting of $850 in cash and the Purchaser’s promissory note in the principal amount of $2,400 (the “MSC Note”).  The MSC Note originally bore interest at 8% per annum and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser may also prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year of the sale, Nathan’s would have been required to reduce the amount due by $250. Due to the ability to prepay the loan and reduce the amount due, the recognition of $250 was initially deferred. Nathan’s initially realized a gain on the sale of Miami Subs of $983, net of professional fees of $37, and recorded income taxes of $356 on the gain during the fiscal year ended March 30, 2008. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized the deferred amount of $250 as additional gain and recorded income taxes of $97 during the fiscal year ended March 29, 2009.

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

Effective April 1, 2010, Nathan’s and the Purchaser agreed to further modify the terms of the MSC Note extending the due date of the MSC Note until June 2015, to reduce the monthly payments, increase the interest rate to 8.5% and agreed to reduce the balance of the note by $250, if the MSC Note is paid in full on or before the maturity date. Management evaluated the restructured MSC Note for impairment by comparing the present value of the expected future cash flows on the MSC Note to the current carrying value and recorded an impairment charge of $250.

The current and long-term portions of the MSC Note as of March 28, 2010 reflect the terms of the restructured MSC Note.

In accordance with the MSC Agreement, Nathan’s retained ownership of Miami Subs’ then-owned corporate office in Fort Lauderdale, Florida.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

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

In connection with the MSC Agreement, as amended, the Purchaser may continue to sell Nathan’s Famous and Arthur Treacher’s products within the existing restaurant system in exchange for a royalty payment of $2 per month.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE G (continued)

4. Summary Financial Information

The following is a summary of all discontinued operations for the fiscal years ended March 29, 2009 and March 30, 2008:

	March 29, 2009	March 30, 2008

Revenues (excluding gains from dispositions)	$10	$593

Gain from dispositions before income taxes	$3,906	$2,489

Income before income taxes	$3,914	$2,824

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE H – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 28,	March 29,
	2010	2009

Payroll and other benefits	$1,807	$1,770
Accrued rebates	656	816
Professional and legal costs	163	137
Self-insurance costs	36	51
Rent and occupancy costs	231	119
Taxes payable	53	50
Unexpended advertising funds	-	46
Deferred revenue	501	634
Other	324	244

	$3,771	$3,867

Other liabilities consist of the following:
	March 28,	March 29,
	2010	2009

Deferred income – supplier contracts	$-	$4
Deferred development fees	480	193
Reserve for uncertain tax positions (Note I)	648	841
Deferred rental liability	563	24
Contingent guaranty	208	-
Deferred royalty	8	18
	$1,907	$1,080

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE I - INCOME TAXES

Income tax provision (benefit) consists of the following for the fiscal years ended March 28, 2010, March 29, 2009, and March 30, 2008:

	March 28, 2010	March 29, 2009	March 30, 2008
Federal
Current	$2,538	$2,012	$1,314
Deferred	(212)	(53)	523
	2,326	1,959	1,837
State and local
Current	452	511	497
Deferred	(57)	(9)	93
	395	502	590
	$2,721	$2,461	$2,427

Total income tax provision (benefit) for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 differs from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

	March 28, 2010	March 29, 2009	March 30, 2008

Computed “expected” tax expense	$2,819	$2,522	$2,450
State and local income taxes, net of Federal income tax benefit	391	314	360
Reduction in uncertain tax positions	(198)	-	-
Tax-exempt investment earnings	(272)	(305)	(309)
Nondeductible meals and entertainment and other	(19)	(70)	(74)
	$2,721	$2,461	$2,427

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

 March 28, 2010, March 29, 2009 and March 30, 2008
NOTE I (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
	March 28,	March 29,
	2010	2009
Deferred tax assets
Accrued expenses	$208	$180
Allowance for doubtful accounts	266	82
Deferred revenue	516	404
Depreciation expense	356	752
Expenses not deductible until paid	32	21
Deferred stock compensation	604	433
Excess of straight line over actual rent	178	32
Other	46	7
Total gross deferred tax assets	$2,206	$1,911

Deferred tax liabilities
Difference in tax bases of installment gains not yet recognized	248	282
Deductible prepaid expense	203	172
Unrealized gain on marketable securities	403	224
Other	148	109
Total gross deferred tax liabilities	1,002	787
Net deferred tax asset	1,204	1,124
Less current portion	(111)	(209)
Long-term portion	$1,093	$915

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based upon anticipated taxable income, management believes that it is more likely than not that the Company will realize the benefit of this net deferred tax asset of $1,204 and $1,124 at March 28, 2010 and March 29, 2009, respectively.

Nathan’s adopted the accounting guidance for uncertainty in income taxes on March 26, 2007 which resulted in a $155 adjustment to increase tax liabilities and decrease opening retained earnings in connection with a cumulative effect of a change in accounting principle.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE I (continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the fiscal years ended March 28, 2010 and March 29, 2009.

	March 28,	March 29,
	2010	2009

Unrecognized tax benefits, beginning of year	$501	$466
Increases based on tax positions taken in prior years	6	14
Increase based on tax positions taken in current year	15	21
Lapse of statute of limitations	(52)	-
Reductions of tax positions taken in prior years	(49)	-
Settlements of tax positions taken in prior years	(43)	-

Unrecognized tax benefits, end of year	$378	$501

The amount of unrecognized tax benefits at March 28, 2010 and March 29, 2009 was $378 and $501, respectively, all of which would impact Nathan’s effective tax rate, if recognized.  Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision.  As of March 28, 2010 and March 29, 2009, the Company had $378 and $458, respectively, accrued for the payment of interest and penalties.  The Company believes that it is reasonably possible that decreases in unrecognized tax benefits of up to $60 may be recorded within the next year.

Nathan’s is subject to tax in the U.S. and various state and local jurisdictions. Effective May 28, 2010, the Company concluded its audit by the Internal Revenue Service for the fiscal year ended March 25, 2007, which resulted in no changes to the return as filed.  New York State completed an examination of fiscal years ending March 2005 through March 2007, resulting in no changes to the returns as filed. The earliest tax years’ that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2007
New York State	2007
New York City	2007

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE J – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

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

In June 2002, the Company adopted the Nathan’s Famous, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the issuance of nonqualified stock options or restricted stock awards to directors, officers and key employees.  Up to 300,000 shares of common stock were reserved for issuance in connection with awards under the 2002 Plan. As of March 29, 2009, there were 2,500 shares available to be issued for future grants under the 2002 Plan.

The 2001 Plan and the 2002 Plan expire on June 13, 2011 and June 17, 2012, respectively, unless terminated earlier by the Board of Directors under conditions specified in the respective Plan.

All of the stock options previously issued upon the acquisition of Miami Subs during the fiscal year ended March 26, 2000 have been exercised or forfeited. These options had an exercise price of $3.1875 and had an expiration date of September 30, 2009.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE J (continued)

A summary of the status of the Company’s stock options at March 28, 2010, March 29, 2009 and March 30, 2008 and changes during the fiscal years then ended is presented in the tables below:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		average		Average		Average
		exercise		Exercise		Exercise
	Shares	price	Shares	price	Shares	price

Options outstanding – beginning of year	1,027,308	$6.94	1,152,308	$6.54	1,172,308	$5.21

Granted	-	-	-	-	110,000	17.43
Expired	(25,000)	3.19	-	-	(8,500)	6.20
Exercised	(467,558)	3.28	(125,000)	3.30	(121,500)	3.59

Options outstanding - end of year	534,750	$10.31	1,027,308	$6.94	1,152,308	$6.54

Options exercisable - end of year	409,083	$8.97	830,475	$5.07	884,306	$4.02

Weighted-average fair value of options granted	-	$-		$-		$5.83

During the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, 467,558, 125,000, and 271,500 stock options and warrants were exercised which aggregated proceeds of $1,533, $413 and $924, respectively, to the Company.

The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 were $4,929, $1,250 and $3,169 respectively.

The following table summarizes information about stock options at March 28, 2010:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 28, 2010	534,750	$10.31	4.12	$2,879

Options exercisable at March 28, 2010	409,083	$8.97	3.90	$2,708

Exercise prices range from $3.20 to $17.43

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE J (continued)

2.	Warrant

On July 17, 1997, the Company granted its Chairman and then Chief Executive Officer a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.25 per share, representing the market price of the Company’s common stock on the date of grant.  The warrant was exercised in July 2007.

3.	Common Stock Purchase Rights

On June 4, 2008, Nathan’s approved an amendment of its then-existing shareholder rights plan (“Former Rights Plan”) to accelerate the final expiration date of the then-outstanding common stock purchase rights to June 4, 2008, thereby terminating the then-existing rights, as well as the adoption of a new stockholder rights plan (the “New Rights Plan”) under which all stockholders of record as of June 5, 2008 received rights to purchase shares of common stock (the “New Rights”). The New Rights Plan replaced and updated its Former Rights Plan.  The Company had reserved 9,501,491 shares of common stock for issuance upon exercise of the Rights under its Former Rights Plan.

The New Rights were distributed as a dividend. Initially, the New Rights will attach to, and trade with, the Company’s common stock.  Subject to the terms, conditions and limitations of the New Rights Plan, the New Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock. Upon such an event and payment of the purchase price of $30 (the “New Right Purchase Price”), each New Right (except those held by the acquiring person or group) will entitle the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less than the New Right Purchase Price, a number of shares of the Company’s common stock which at the time of the transaction has a market value equal to the New Right Purchase Price. Based on the market price of the Company’s common stock on June 4, 2008, the date the New Rights Plan was adopted, of $13.41 per share, and due to the fact that the Company is not required to issue fractional shares, the current exchange ratio is two shares of common stock per New Right. The Company’s Board of Directors may redeem the New Rights prior to the time they are triggered. Upon adoption of the New Rights Plan, the Company reserved 16,589,516 shares of common stock for issuance upon exercise of the New Rights.  At March 28, 2010, the Company reserved 12,485,250 shares of common stock, based upon the closing market price per share on Friday, March 26, 2010 of $15.25. The New Rights will expire on June 5, 2013 unless earlier redeemed or exchanged by the Company.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE J (continued)

4.	Stock Repurchase Programs

Through March 28, 2010, Nathan’s purchased a total of 3,178,793 shares of common stock at a cost of approximately $25,192 in completion of the various stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 484,987 shares were repurchased at a cost of $6,394 during the year ended March 28, 2010.  On November 5, 2007, Nathan’s Board of Directors authorized a third stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under  which 500,000 shares were repurchased at a cost of $7,312 during the fiscal  year ended March 29, 2009.  On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 200,309 shares were repurchased at a cost of $2,494 through the fiscal year ended March 28, 2010.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015 in a privately-negotiated transaction with Prime Logic Capital, LLC. As of March 28, 2010, the Company has repurchased 478,484 shares at a cost of $6,301 under the fifth stock repurchase plan.

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

There are 299,691, 21,516 and 500,000 shares remaining to be purchased pursuant to the fourth, fifth and sixth stock repurchase plans, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE J (continued)

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the stock repurchase plans.

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

In the event that Mr. Lorber’s employment is terminated without cause, he is entitled to receive his salary and bonus for the remainder of the contract term. The Lorber Employment Agreement further provides that in the event there is a change in control, as defined in the agreement, Mr. Lorber has the option, exercisable within one year after such event, to terminate the agreement. Upon such termination, he has the right to receive a lump sum cash payment equal to the greater of (A) his salary and annual bonuses for the remainder of the employment term (including a prorated bonus for any partial fiscal year), which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination; or (B) 2.99 times his salary and annual bonus for the fiscal year immediately preceding the fiscal year of termination, as well as a lump sum cash payment equal to the difference between the exercise price of any exercisable options having an exercise price of less than the then current market price of the Company’s common stock and such then current market price. In addition, Nathan’s will provide Mr. Lorber with a tax gross-up payment to cover any excise tax due.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE J (continued)

In the event of termination due to Mr. Lorber’s death or disability, he is entitled to receive an amount equal to his salary and annual bonuses for a three-year period, which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination.

In connection with Mr. Lorber’s prior employment agreement dated January 1, 2005, we issued to Mr. Lorber 50,000 shares of restricted common stock, which vest ratably over the 5 years. A charge of $363 based on the fair market value of the Company’s common stock of $7.25 on grant date has been charged to earnings ratably over the vesting period. At March 28, 2010 and March 29, 2009, all 50,000 shares were fully vested and as of March 30, 2008, 40,000 shares were vested and 10,000 shares were not vested.

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff will serve as Chief Executive  Officer from January 1, 2007 until December 31, 2008, which period shall extend for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement has been extended through December 31, 2010, based on the original terms, and no non-renewal notice has been given through June 10, 2010.   Pursuant to the agreement, Mr. Gatoff will receive a base salary of $225 and an annual bonus equal in an amount of up to 100% of his base salary, depending upon the Company’s achievement of performance goals established and agreed to by the Compensation Committee and Mr. Gatoff for each fiscal year during the employment term, and further, that Mr. Gatoff is entitled to a minimum bonus of 50% of his base salary for the first two years of the Gatoff Employment Agreement. The Gatoff agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996.  The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. Consequently, the employment agreement has been extended annually through December 31, 2010, based on the original terms, and no non-renewal notice has been given through June 10, 2010.  The agreement provides for annual compensation of $275, which has been increased to $289 as a result of pay raises, plus certain other benefits.  In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE J (continued)

As a result of the sale of Miami Subs, the employment agreement between Miami Subs and its-then President and Chief Operating Officer (who also serves as an executive officer of Nathan’s) was cancelled and a new employment agreement was entered into with Nathan’s effective May 31, 2007. The agreement provides for annual compensation of $210 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. No non-renewal notice has been given. Consequently, the employment agreement has been extended through September 30, 2011. The agreement includes a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined. In the event a non-renewal notice is delivered, the Company must pay the officer an amount equal to the employee’s base salary as then in effect.

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

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21 who have been employed by the Company for at least one year.  Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary.  The Company matches contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary.  Employer contributions for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 were $28, $27, and $29, respectively.

7.	Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees.  The Company does not provide medical benefits to retirees.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE K - COMMITMENTS AND CONTINGENCIES

1.	Commitments

The Company’s operations are principally conducted in leased premises. The leases generally have initial terms ranging from 5 to 20 years and usually provide for renewal options ranging from 5 to 20 years.  Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance).

As of March 28, 2010, the Company has noncancelable operating lease commitments, net of certain sublease rental income, as follows:
	Lease	Sublease	Net lease
	commitments	income	commitments

2011	$1,163	$226	$937
2012	1,240	196	1,044
2013	1,276	140	1,136
2014	1,289	63	1,226
2015	1,308	24	1,284
Thereafter	11,167	74	11,093

	$17,443	$723	$16,720

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,350, $1,215 and $1,204 for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.  Sublease rental income was $334, $203 and $194 for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.

Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels.  The percentage of gross sales to be paid and related gross sales level vary by unit.  Contingent rental expense, which is inclusive of common area maintenance charges, was approximately $205, $147 and $59 for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.

The Company leases four sites, three of which it in turn subleases to franchisees, which expire on various dates through 2018 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE K (continued)

The Company also subleases a restaurant location to a third party. This sublease provides for minimum annual rental payments by the Company aggregating approximately $1,091 and expires in 2028 exclusive of renewal options.

The Company leases the majority of its corporate office in Florida to the purchaser of Miami Subs, which lease provides for lease payments of $58 per annum including charges for common area expenses.  The lease expires in 2014 exclusive of renewal options.

In February 2010, the Company entered into a commitment, as amended, to purchase 585,000 pounds of hot dogs for approximately $1,012 from its primary hot dog manufacturer. Nathan’s has the right to order this product between April through June 2010.  The hot dogs to be purchased represent approximately 19% of Nathan’s estimated usage during the period of the commitment.

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

The Company is also involved in the following legal proceedings:

On March 20, 2007, a personal injury lawsuit was initiated seeking unspecified damages against the Company's subtenant and the Company's master landlord at a leased property in Huntington, New York.  The claim related to damages suffered by an individual as a result of an alleged "trip and fall" on the sidewalk in front of the leased property, maintenance of which is the subtenant's responsibility.  Although the Company was not named as a defendant in the lawsuit, under its master lease agreement the Company may have had an obligation to indemnify the master landlord in connection with this claim.  The Company did not maintain its own insurance on the property concerned at the time of the incident; however, the Company was named as an additional insured under its subtenant's liability policy.  This claim was satisfied by the subtenant's insurance company without any payment by Nathan’s.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE K (continued)

The Company is party to a License Agreement with SMG, Inc. (“SMG”) dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan’s Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.   The Company has answered SMG’s complaint in Illinois and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a Stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  The parties are presently conducting discovery on these new claims and defenses.  Nathan’s expects a trial in this action to be completed before the end of calendar 2010.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE K (continued)

The named class plaintiffs purport to represent consumers who have purchased processed meat products that were distributed and sold in New Jersey from July 22, 2003 through July 22, 2009.  The Complaint alleges, among other things, that Defendants violated the New Jersey Consumer Fraud Act (N.J.S.A. 56:8-2) (the "Act") by omitting material information about their respective processed meat products for the purpose of inducing consumers to purchase the products.  The Complaint sought injunctive relief, attorneys' fees and costs incurred in bringing the lawsuit.  The named plaintiffs were further seeking combined damages in the amount of $.9 If a violation of the Act was found to have occurred, named plaintiffs are entitled to trebled damages in the combined amount of $2.7.  The Company, along with all of the defendants made a motion to dismiss this Complaint on October 9, 2009 and such motion was granted.

On October 5, 2009, the Company was served with a summons and complaint filed in the Supreme Court of Suffolk County, New York. The plaintiff, Painted Pieces LTD, alleges copyright infringement and asserts causes of action for breach of contract, unjust enrichment, willful wrongful use of plaintiff’s artwork, and violation of the New York general business law, in each case due to the reproduction of certain artwork used by the Company in its advertising.  The complaint sought damages of an aggregate $10,500.  On November 2, 2009, the Company removed the action to the United States District Court, Eastern District of New York and on November 9, 2009, filed a motion to dismiss. The Company denied all of the claims asserted against it in this litigation. The Company has submitted the claim to its various insurance carriers for defense and indemnification. The majority of Nathan’s insurance carriers have initially declined coverage and the Company is presently reviewing its rights in relation thereto. In May 2010, this action was settled whereby Nathan’s agreed to purchase the claimants rights in the intellectual property for $140. The complaint was dismissed with prejudice on or about May 13, 2010.

3.	Guaranty

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York.  The Guaranty of Lease could be called upon in the event of a default by the tenant/franchisee.  The guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs.  Nathan’s has recorded a liability of $208 in connection with this guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has not made any payments pursuant to this guaranty. In connection with Nathan’s Franchise Agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the agreement.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE L - RELATED PARTY TRANSACTIONS

An accounting firm of which Charles Raich, who serves on Nathan’s Board of Directors, serves as Managing Partner, received ordinary tax preparation and other consulting fees of $149, $146, and $182 for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.

A firm to which Mr. Lorber serves as a consultant (and, prior to January 2005, as the Chairman), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $13, $15, and $12 for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 28, 2010, March 29, 2009 and March 30, 2008

NOTE M - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal Year 2010

Total revenues	$14,232	$14,896	$11,224	$10,524
Gross profit (a)	2,906	3,665	2,140	1,461
Net income	1,563	2,163	1,052	791

Per share information
Net income per share
Basic (b)	$.28	$.40	$.19	$.14
Diluted (b)	$.27	$.39	$.19	$.14

Shares used in computation of net income per share
Basic (b)	5,612,000	5,420,000	5,603,000	5,618,000
Diluted (b)	5,879,000	5,594,000	5,680,000	5,710,000

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2009

Total revenues	$14,040		$14,523	$10,619	$10,039
Gross profit (a)	2,684		2,817	1,652	1,553
Net income	3,822	(c)	1,859	857	944

Per share information
Net income per share
Basic (b)	$.62		$.31	$.15	$.17
Diluted (b)	$.59		$.29	$.14	$.16

Shares used in computation of net income per share
Basic (b)	6,165,000		5,984,000	5,756,000	5,685,000
Diluted (b)	6,473,000		6,309,000	6,022,000	5,915,000

(a)	Gross profit represents the difference between sales and cost of sales.
(b)
The sum of the quarters may not equal the full year per share amounts included in the accompanying consolidated statements of earnings due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

(c)	Includes gains of disposal of discontinued operations, net of tax, of $2,519.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 28, 2010, March 29, 2009 and March 30, 2008

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		(1)	(2)

Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of period

Fifty-two weeks ended March 28, 2010

Allowance for doubtful accounts - accounts receivable	$205	181	$50	(b)	$21	(a)	$415

Fifty-two weeks ended March 29, 2009

Allowance for doubtful accounts - accounts receivable	$104	173	$27	(b)	$99	(a)	$205

Fifty-three weeks ended March 30, 2008

Allowance for doubtful accounts - accounts receivable	$94	$-	$20	(b)	$10	(a)	$104

(a) Uncollectible amounts written off.
(b) Uncollectible marketing fund contributions.

EXHIBIT INDEX

10.33	Second Amended and Restated Promissory Note of Miami Subs Capital Partners I, Inc. dated April 1, 2010.
21	List of Subsidiaries of the Registrant.
23	Consent of Grant Thornton LLP dated June 11, 2010.
31.1	Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.