Form 10-Q
period 2010-06-27
NATHANS FAMOUS INC
filed 2010-08-06
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010.
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

At August 6, 2010, an aggregate of 5,594,448 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

INDEX

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 27, 2010 and March 28, 2010
(in thousands, except share and per share amounts)

Item 1. Financial Statements.

	June 27, 2010	March 28, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,448	$11,609
Marketable securities	24,328	24,317
Accounts and other receivables, net	6,682	5,225
Note receivable – current portion	102	115
Inventories	1,112	1,018
Prepaid expenses and other current assets	917	1,428
Deferred income taxes	112	111
Total current assets	45,701	43,823

Note receivable	1,149	1,175
Property and equipment	5,639	5,467
Goodwill	95	95
Intangible assets, net	1,353	1,353
Deferred income taxes	1,102	1,093
Other assets	414	368

	$55,453	$53,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,533	$3,069
Accrued expenses and other current liabilities	3,581	3,771
Deferred franchise fees	306	315
Total current liabilities	7,420	7,155

Other liabilities	1,904	1,907

Total liabilities	9,324	9,062

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,773,241 shares issued; and 5,594,448 shares outstanding at June 27, 2010 and March 28, 2010, respectively	88	88
Additional paid-in capital	52,110	52,003
Retained earnings	18,457	16,797
Accumulated other comprehensive income	666	616
	71,321	69,504
Treasury stock, at cost, 3,178,793 shares at June 27, 2010 and March 28, 2010, respectively.	(25,192)	(25,192)
Total stockholders’ equity	46,129	44,312

	$55,453	$53,374

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended June 27, 2010 and June 28, 2009
(in thousands, except share and per share amounts)
(Unaudited)

	June 27, 2010	June 28, 2009

REVENUES
Sales	$12,350	$11,015
Franchise fees and royalties	1,255	1,154
License royalties	1,799	1,807
Interest income	208	240
Other income	14	16
Total revenues	15,626	14,232

COSTS AND EXPENSES
Cost of sales	9,488	8,109
Restaurant operating expenses	825	823
Depreciation and amortization	232	199
General and administrative expenses	2,564	2,628
Total costs and expenses	13,109	11,759

Income before provision for income taxes	2,517	2,473
Provision for income taxes	857	910
Net income	$1,660	$1,563

PER SHARE INFORMATION
Basic income per share:
Net income	$.30	$.28

Diluted income per share:
Net income	$.29	$.27

Weighted average shares used in computing income per share
Basic	5,594,000	5,612,000
Diluted	5,694,000	5,879,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirteen weeks ended June 27, 2010
(in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 28, 2010	8,773,241	$88	$52,003	$16,797	$616	3,178,793	$(25,192)	$44,312

Share-based compensation	-	-	107	-	-	-	-	107

Unrealized gains on available for sale securities, net of deferred income taxes of $34	-	-	-	-	50	-	-	50

Net income	-	-	-	1,660	-	-	-	1,660

Balance, June 27, 2010	8,773,241	$88	$52,110	$18,457	$666	3,178,793	$(25,192)	$46,129

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirteen weeks ended June 27, 2010 and June 28, 2009
(in thousands, except share and per share amounts)
(Unaudited)

	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income	$1,660	$1,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	232	199
Amortization of bond premium	73	71
Share based compensation expense	107	107
Provision for doubtful accounts	-	121
Deferred income taxes	(44)	(43)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,457)	(2,193)
Inventories	(94)	(328)
Prepaid expenses and other current assets	511	626
Other assets	(46)	-
Accounts payable, accrued expenses and other current liabilities	274	(39)
Deferred franchise fees	(9)	(28)
Other liabilities	(3)	(41)

Net cash provided by operating activities	1,204	15

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	-	435
Purchase of property and equipment	(404)	(189)
Payments received on note receivable	39	71

Net cash (used in) provided by investing activities	(365)	317

Net increase in cash and cash equivalents	839	332

Cash and cash equivalents, beginning of period	11,609	8,679

Cash and cash equivalents, end of period	$12,448	$9,011

Cash paid during the period for:

Interest	$-	$-
Income taxes	$73	$155

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2010
(Unaudited)
NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,”  “we,” “us” or “our”) as of and for the thirteen week periods ended June 27, 2010 and June 28, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented.  However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission.  Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies subsequent to March 28, 2010.

NOTE B – ADOPTION OF ACCOUNTING PRONOUNCEMENTS

We do not believe any recently issued, but not yet effective accounting standards, when adopted, would have a material effect on the accompanying financial statements.

NOTE C – FAIR VALUE MEASUREMENTS

Nathan’s follows a three-level fair value hierarchy that prioritizes the inputs to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•     Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

•     Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market, quoted prices in markets that are not active, or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

•     Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 27, 2010 based upon the valuation hierarchy (in thousands):

	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$24,328	$-	$24,328

Total assets at fair value	$-	$24,328	$-	$24,328

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

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 27, 2010, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At June 27, 2010 and March 28, 2010, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 27, 2010	$23,235	$1,093	$-	$24,328

March 28, 2010	$23,308	$1,009	$-	$24,317

As of June 27, 2010 and March 28, 2010 none of the securities held by the Company were in an unrealized loss position.

As of June 27, 2010, the municipal bonds mature at various dates between August 2010 and October 2019. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

June 27, 2010	$24,328	$3,986	$13,596	$6,746	$-

March 28, 2010	$24,317	$2,984	$12,354	$8,979	$-

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income are as follows (in thousands):

	Thirteen weeks ended
	June 27, 2010	June 28, 2009
Available-for-sale securities:
Proceeds	$-	$435
Gross realized gains	$-	$-

The change in net unrealized gains on available-for-sale securities for the thirteen weeks ended June 27, 2010 and June 28, 2009 of $50 and $61, respectively, which is net of deferred income taxes, has been included as a component of comprehensive income.

NOTE E – INCOME PER SHARE

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the thirteen-week periods ended June 27, 2010 and June 28, 2009, respectively.

Thirteen weeks

	Net Income		Number of Shares		Net Income Per Share
	2010	2009	2010	2009	2010	2009
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,660	$1,563	5,594	5,612	$0.30	$0.28
Effect of dilutive employee stock options	-	-	100	267	(0.01)	(0.01)
Diluted EPS
Diluted calculation	$1,660	$1,563	5,694	5,879	$0.29	$0.27

Options to purchase 110,000 shares of common stock in the thirteen-week periods ended June 27, 2010 and June 28, 2009 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the periods.

NOTE F – INCOME TAXES

The income tax provisions reflect effective tax rates of 34.0% in 2010 and 36.8% in 2009.  Nathan’s estimates that its annual tax rate for the fiscal year ending March 27, 2011 will be in the range of approximately 36.0% to 39.0%.  The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

The amount of unrecognized tax benefits at June 27, 2010 was $331,000, all of which would impact Nathan’s effective tax rate, if recognized.  As of June 27, 2010, Nathan’s had $350,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the thirteen-week period ended June 27, 2010, Nathan’s settled uncertain tax positions with one state jurisdiction and has accordingly reduced the associated unrecognized tax benefits including the related accrued interest and penalties by approximately $79,000. During the fiscal year ending March 27, 2011, Nathan’s is seeking to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible that the amount of unrecognized tax benefits including the related accrued interest and penalties could be reduced by up to $50,000, which would favorably impact Nathan’s effective tax rate.

NOTE G – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 27, 2010 and June 28, 2009 was $107,000 and $107,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of June 27, 2010, there was $364,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately one year and nine months, which represents the requisite service periods for such awards.

There were no share-based awards granted during the thirteen-week periods ended June 27, 2010 or June 28, 2009.

Stock options outstanding:

Transactions with respect to stock options for the thirteen weeks ended June 27, 2010 are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 28, 2010	534,750	$10.31	4.12	$2,879,000

Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-

Options outstanding at June 27, 2010	534,750	$10.31	3.87	$2,985,000

Options exercisable at June 27, 2010	448,583	$9.33	3.86	$2,890,000

NOTE H – STOCKHOLDERS’ EQUITY

Through June 27, 2010, Nathan’s purchased a total of 3,178,793 shares of common stock at a cost of approximately $25,192,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  No shares were repurchased during the thirteen-week periods ended June 27, 2010 and June 28, 2009. As of June 27, 2010, an aggregate of 821,207 shares are remaining to be purchased pursuant to such plans.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

At June 27, 2010, the Company has reserved 12,283,875 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 4, 2008.

NOTE I - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Thirteen weeks ended June 27, 2010	Thirteen weeks ended June 28, 2009
	(in thousands)	(in thousands)

Net income	$1,660	$1,563

Unrealized gain on available-for-sale securities, net of tax provision of $34, and $40, respectively	50	61

Comprehensive income	$1,710	$1,624

Accumulated other comprehensive income at June 27, 2010 and March 28, 2010 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE J - COMMITMENTS AND CONTINGENCIES

1.	Commitments

In February 2010, the Company entered into a commitment, as amended, to purchase 585,000 pounds of hot dogs for approximately $1,012,000 from its primary hot dog manufacturer. Nathan’s completed the purchase of this product, in addition to approximately 162,000 pounds of hot dogs pursuant to a prior agreement during the fiscal period ended June 27, 2010, in conclusion of all of its outstanding purchase commitments.  The hot dogs purchased represent approximately 23% of Nathan’s usage during the period.

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

On October 5, 2009, the Company was served with a summons and complaint filed in the Supreme Court of Suffolk County, New York. The plaintiff, Painted Pieces LTD, alleged copyright infringement and asserted causes of action for breach of contract, unjust enrichment, willful wrongful use of plaintiff’s artwork, and violation of the New York general business law, in each case due to the reproduction of certain artwork used by the Company in its advertising.  The complaint sought damages of an aggregate $10,500,000.  In May 2010, this action was settled whereby Nathan’s agreed to purchase these assets for $140,000.

3.	Guarantees

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York.  The Guaranty of Lease could be called upon in the event of a default by the tenant/franchisee.  The guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs.  We have recorded a liability of $207,700 in connection with this guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time.  In connection with Nathan’s Franchise Agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty of Lease. To date, Nathan’s has not been required to make any payments pursuant to this guarantee.

NOTE K - SUBSEQUENT EVENT

Effective August 3, 2010, we established an uncommitted line of credit of $10,000,000 at either the prime rate (3.25% as of August 3, 2010) or the 1-month LIBOR rate plus 200 basis points (2.305% as of August 3, 2010), which expires on June 30, 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs have on our profitability and operating results; the pending litigation with the primary supplier of hot dogs to our Branded Product Program may result in a disruption in that supply or increased costs,  either of which would adversely affect our operating results; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as those risks discussed from time to time in the Company’s Form 10-K annual report for the year ended March 28, 2010, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or “the Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution.  Historically, our business has been the operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French-fried potatoes, and a variety of other menu offerings.  Our Company-owned and franchised units operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s licensing program began in 1978 by selling packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. During fiscal 1998, we introduced our Branded Product Program, which currently enables foodservice retailers and others to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, purchasers of Nathan’s products are granted a limited use of the Nathan’s Famous trademark with respect to the sale of the purchased products, including Nathan’s World Famous Beef Hot Dogs, certain other proprietary food items and paper goods. During fiscal 2008, we launched our Branded Menu Program, which is a limited franchise program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s restaurant concept (including the Branded Menu Program) and licensing agreements for the sale of Nathan’s products within supermarkets and club stores, the manufacture of certain proprietary spices and the sale of Nathan’s products directly to other foodservice operators.

In addition to plans for expansion through franchising, licensing and our Branded Product Program, Nathan’s continues to seek to co-brand within its restaurant system.  Nathan’s is also the owner of the Arthur Treacher’s brand. At June 27, 2010, the Arthur Treacher’s brand was being sold within 61 Nathan’s restaurants.

At June 27, 2010, our restaurant system consisted of 252 Nathan’s franchised units, including 75 Branded Menu units and five Company-owned units (including one seasonal unit), located in 24 states, the Cayman Islands and four foreign countries. At June 28, 2009, our restaurant system consisted of 244 Nathan’s franchised units, including 62 Branded Menu locations and six Company-owned units (including one seasonal unit), located in 25 states and four foreign countries. All Miami Subs locations have been removed for the period ended June 28, 2009, to enhance the comparability of Nathan’s restaurant system.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 28, 2010, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amount of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; impairment of notes receivable; share-based compensation and income taxes (including uncertain tax positions).  Since March 28, 2010, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

Adoption of Accounting Pronouncements

We do not believe any recently issued, but not yet effective accounting standards, when adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Thirteen weeks ended June 27, 2010 compared to thirteen weeks ended June 28, 2009

Revenues

Total sales were $12,350,000 for the thirteen weeks ended June 27, 2010 (“fiscal 2011 period”) as compared to $11,015,000 for the thirteen weeks ended June 28, 2009 (“fiscal 2010 period”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 14.7% to $7,850,000 for the fiscal 2011 period as compared to sales of $6,843,000 in the fiscal 2010 period. This increase was primarily attributable to higher volume. Total Company-owned restaurant sales, which was comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), increased by 15.2% to $4,027,000 during the fiscal 2011 period as compared to $3,496,000 during the fiscal 2010 period. The sales increase at our Company-owned restaurants was due to higher customer counts of approximately 9.7% and higher check averages of approximately 5.2%. The sales increase arose primarily at our Coney Island restaurant in June 2010, which we believe was primarily attributable to favorable weather conditions during June 2010 as compared to the rainy conditions throughout June 2009.  During the fiscal 2011 period, sales to our television retailer were approximately $203,000 lower than the fiscal 2010 period. Nathan’s products were on air 35 times during the fiscal 2011 period as compared to 38 times during the fiscal 2010 period.

Franchise fees and royalties increased by 8.8% to $1,255,000 in the fiscal 2011 period as compared to $1,154,000 in the fiscal 2010 period. Total royalties were $1,079,000 in the fiscal 2011 period as compared to $1,037,000 in the fiscal 2010 period. During the fiscal 2011 period, we did not recognize revenue of $3,000 for royalties deemed to be uncollectible as compared to $105,000 of royalty income deemed uncollectible during the fiscal 2010 period. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $1,081,000 in the fiscal 2011 period as compared to $1,142,000 in the fiscal 2010 period. Franchise restaurant sales were $23,023,000 in the fiscal 2011 period as compared to $23,998,000 in the fiscal 2010 period. Comparable domestic franchise sales (consisting of 131 Nathan’s outlets, excluding sales under the Branded Menu Program) were $19,588,000 in the fiscal 2011 period as compared to $19,927,000 in the fiscal 2010 period, a decrease of 1.7%.  Franchise sales within retail environments continued to be negatively affected by the adverse economic environment, however sales at our travel and entertainment venues were higher by approximately 4.3% compared to the fiscal 2010 period. International franchise sales, principally the Middle East, declined by approximate $290,000 or 26.2% during the fiscal 2011 period as compared to the fiscal 2010 period. At June 27, 2010, 252 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 244 domestic and international franchised or Branded Menu Program franchise outlets at June 28, 2009. Royalty income from four franchised outlets was deemed unrealizable during the fiscal 2011 period as compared to 13 franchised outlets during the fiscal 2010 period. Total franchise fee income was $176,000 in the fiscal 2011 period as compared to $117,000 in the fiscal 2010 period. Domestic franchise fee income was $162,000 in the fiscal 2011 period as compared to $68,000 in the fiscal 2010 period due primarily to the re-franchising of one location and higher opening fees earned from conventional franchised locations opened during the fiscal 2011 period. International franchise fee income was $14,000 in the fiscal 2011 period, as compared to $49,000 during the fiscal 2010 period primarily due to fewer openings of international franchised restaurants. During the fiscal 2011 period, eight new franchised outlets opened, including one re-franchised location and five Branded Menu Program outlets. During the fiscal 2010 period, seven new franchised outlets were opened, including four Branded Menu Program outlets, one unit in Kuwait and one unit in the Dominican Republic.

License royalties were $1,799,000 in the fiscal 2011 period as compared to $1,807,000 in the fiscal 2010 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements decreased 3.8% to $1,458,000 from $1,516,000 primarily as a result of higher discounted sales by our licensee during the fiscal 2011 period.  Royalties earned from our primary licensee, SMG, Inc., primarily from the retail sale of hot dogs, were $1,065,000 during the fiscal 2011 period as compared to $1,124,000 during the fiscal 2010 period. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $393,000 during the fiscal 2011 period as compared to $392,000 during the fiscal 2010 period. We earned higher royalties of $24,000 from the sale of proprietary ingredients during the fiscal 2011 period.  Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $26,000 during the fiscal 2011 period, as compared to the fiscal 2010 period.

Interest income was $208,000 in the fiscal 2011 period as compared to $240,000 in the fiscal 2010 period, primarily due to lower interest income on our cash and cash equivalents as a result of the current reduced interest rate environment and less interest earned on the reduced balance of the note receivable, in connection with the sale of Miami Subs on June 7, 2007.

Other income was $14,000 in the fiscal 2011 period as compared to $16,000 in the fiscal 2010 period.

Costs and Expenses

Overall, our cost of sales increased by $1,379,000 to $9,488,000 in the fiscal 2011 period as compared to $8,109,000 in the fiscal 2010 period. Our gross profit (representing the difference between sales and cost of sales) was $2,862,000 or 23.2% of sales during the fiscal 2011 period as compared to $2,906,000 or 26.4% of sales during the fiscal 2010 period. The reduced margin was primarily due to the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $1,206,000 during the fiscal 2011 period as compared to the fiscal 2010 period, primarily as a result of the higher cost of our hot dogs of approximately 7.9% as a percentage of sales. During the fiscal 2011 period, the market price of hot dogs was approximately 9.6% higher than during the fiscal 2010 period. This difference is due to the effect that the Company’s purchase commitments had on the results in the fiscal 2011 period. During the fiscal 2011 period, our purchase commitments to acquire 747,000 pounds of hot dogs yielded savings of approximately $146,000 as compared to savings of approximately $41,000 during the fiscal 2010 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during the fiscal 2011 period was $2,289,000 or 56.8% of restaurant sales, as compared to $1,997,000 or 57.1% of restaurant sales in the fiscal 2010 period.  The primary reason for the decrease in cost of sales in the fiscal 2011 period was a reduction in paper costs as a percentage of sales. The lower paper cost as a percentage of sales was due primarily to an opportunistic purchase of certain paper products below market and the effect of the  higher sales generated by the Company-owned restaurants. Cost of sales to our television retailer declined by $119,000 in the fiscal 2011 period, primarily due to lower sales volume.

Restaurant operating expenses were $825,000 in the fiscal 2011 period as compared to $823,000 in the fiscal 2010 period. The difference in restaurant operating costs was due primarily to higher maintenance costs of $12,000 and operating supply costs of $13,000 which were partly offset by lower utility costs of $11,000 and marketing costs of $11,000. During the fiscal 2011 period our utility costs were approximately 7.0% lower than the fiscal 2010 period which was due to primarily to lower costs for natural gas. We continue to be concerned about the uncertain market conditions for oil and natural gas.

Depreciation and amortization was $232,000 in the fiscal 2011 period as compared to $199,000 in the fiscal 2010 period. This increase is primarily attributable to higher depreciation expense at our corporate office and for newly added consigned equipment by our Branded Product Program which were partly offset by lower restaurant depreciation.

General and administrative expenses decreased by $64,000 or 2.5% to $2,564,000 in the fiscal 2011 period as compared to $2,628,000 in the fiscal 2010 period. The decrease in general and administrative expenses was due primarily to lower bad debt expense of $135,000,  professional fees of $94,000, and un-leased property expense of $48,000, which were partly offset by higher marketing and related expenses of $90,000 and compensation and related expenses of $64,000.

Provision for Income Taxes

In the fiscal 2011 period, the income tax provision was $857,000 or 34.0% of income before income taxes as compared to $910,000 or 36.8% of income before income taxes in the fiscal 2010 period. Nathan’s effective tax rate was reduced by 2.8% and 3.3% during the fiscal 2011 and fiscal 2010 periods, respectively, due to the differing effects of tax-exempt interest income. Additionally, during the fiscal 2011 period, Nathan’s resolved uncertain tax positions, reducing the associated unrecognized tax benefits along with the related accrued interest and penalties by approximately $79,000, which lowered the effective tax rate by 3.1%. Nathan’s effective tax rates without these adjustments would have been 40.0% for the fiscal 2011 period and 40.1% for the fiscal 2009 period.  Nathan’s is seeking to resolve additional uncertain tax positions during the year ending March 27, 2011. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $50,000 during the remainder of this fiscal year.

Off-Balance Sheet Arrangements

We are not currently a party to any off-balance sheet arrangements, having concluded the purchase of hot dogs pursuant to our previous purchase commitments totaling approximately 747,000 pounds. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.  See Note J to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash and cash equivalents at June 27, 2010 aggregated $12,448,000, increasing by $839,000 during the fiscal 2011 period.  At June 27, 2010, marketable securities were $24,328,000 compared to $24,317,000 at March 28, 2010 and net working capital increased to $38,281,000 from $36,668,000 at March 28, 2010.

Cash provided by operations of $1,204,000 in the fiscal 2011 period is primarily attributable to net income of $1,660,000 and other non-cash items of $368,000, net. Changes in Nathan’s operating assets and liabilities decreased cash by $824,000, resulting primarily from increased accounts and other receivables of $1,457,000, which were partly offset by decreased prepaid expenses and other current assets of $511,000 and increased accounts payable and accrued expenses of $274,000. The increase in accounts and other receivables relates primarily to normal seasonal fluctuations from our licensees of $659,000, increased sales under the Branded Product Program and to our television retailer of $600,000, and advances to Nathan’s advertising fund of $121,000. The decrease in prepaid expenses is due primarily to the application of prepaid income taxes of $380,000 against the current year’s accrual for income taxes and the utilization of prepaid insurance costs of $108,000. The increase in accounts payable and accrued expenses is due primarily to higher income taxes payable of $580,000 and higher seasonal amounts due for product purchased for the Branded Product Program of $428,000 which was partly offset by the reduction in accrued payroll and other benefits of $748,000 primarily due to the payment of annual bonuses.

Cash used in investing activities was $365,000 in the fiscal 2011 period. We incurred capital expenditures of $404,000 primarily in connection with our Branded Product Program and capital maintenance projects at our restaurants. We received cash proceeds of $39,000 from the receipt of payments on the note receivable.

Through June 27, 2010, Nathan’s purchased a total of 3,178,793 shares of common stock at a cost of approximately $25,192,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  None of these repurchased shares, were repurchased during the thirteen-week periods ended June 27, 2010 and June 28, 2009.

On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 200,309 shares were repurchased at a cost of $2,494,000 as of June 27, 2010.

On November 6, 2009, Nathan’s and Mutual Securities Inc. (“MSI”)  amended the terms of the Company’s original 10b5-1 Agreement dated February 5, 2009, to increase the aggregate amount to $4.2 million and extend the termination date to no later than August 10, 2010. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously-announced fourth stock repurchase plan, for the purchase of up to 500,000 shares.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. As of June 27, 2010, the Company has repurchased 478,484 shares at a cost of $6,301,000 under the fifth stock repurchase plan.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. No shares have been repurchased under the sixth stock repurchase plan.

As of June 27, 2010, an aggregate of 821,207 shares are remaining to be purchased pursuant to such plans. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Effective August 3, 2010, we established an uncommitted line of credit of $10,000,000 at either the prime rate (3.25% as of August 3, 2010) or the 1-month LIBOR rate plus 200 basis points (2.305% as of August 3, 2010), which expires on June 30, 2011. At June 27, 2010, we had no outstanding indebtedness.

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

At June 27, 2010, there were four properties that we lease from third parties which we sublease to three franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

	Payments Due by Period
		Less than			More than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	3-5 Years	5 Years

Employment Agreements	$2,802	$1,236	$966	$400	$200
Operating Leases	17,134	1,164	2,527	2,606	10,837
Gross Cash Contractual Obligations	19,936	2,400	3,493	3,006	11,037

Sublease Income	642	209	293	72	68
Net Cash Contractual Obligations	$19,294	$2,191	$3,200	$2,934	$10,969

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, since then, we have experienced volatility in our costs for certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. During the fiscal 2011 period, the market price of hot dogs was approximately 9.6% higher than during the fiscal 2010 period. However, as a result of the effects of the Company’s purchase commitments during that same period of time, our cost of beef was only approximately 7.9% higher than the fiscal 2010 period. The purchase commitments yielded a higher benefit to the Company during the fiscal 2011 period as compared to the purchase commitment in effect during the fiscal 2010 period. During the fiscal 2011 period, our costs were approximately 2.3% lower than if our purchases were made at the prevailing market prices as compared to the fiscal 2010 period, when our costs were lowered by 0.8%. During the first six months of calendar 2010, the cost of beef and beef trimmings has risen significantly, well ahead of the normal seasonal fluctuations, testing our all-time highs reached in the summer of 2008. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the balance of fiscal 2011. We may attempt to enter into similar arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants.

In March 2010, the Federal government passed new legislation to reform the U.S. health care system.  As part of the plan, employers will be expected to provide their employees with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we may be forced to expand healthcare coverage or incur these new penalties which may increase our health care costs. In addition to the cost of expanded coverage, we are concerned that the overall cost of insurance for existing employees may significantly increase, further increasing our cost of providing healthcare coverage.

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. Although we only operate five Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees.

Continued increases in labor, food and other operating expenses, including health care, could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in this Form 10-Q and our Form 10-K for our fiscal year ended March 28, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 27, 2010, Nathans’ cash and cash equivalents aggregated $12,448,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $31,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 27, 2010, the market value of Nathans’ marketable securities aggregated $24,328,000. Interest income on these marketable securities would increase or decrease by approximately $61,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 27, 2010 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$24,982	$24,833	$24,604	$24,328	$24,008	$23,687	$23,368

Borrowings

The interest rate on our prior borrowings was generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement.  At June 27, 2010, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. Effective August 3, 2010, we established an uncommitted line of credit of $10,000,000 at the lower of the prime rate (3.25% as of August 3, 2010) or the 1-month LIBOR rate plus 200 basis points (2.305% as of August 3, 2010), which expires on June 30, 2011.We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. In January 2008, we began a program of entering into purchase commitments with our primary supplier to produce and deliver hot dogs at agreed-upon prices.  In January 2009, we entered a purchase commitment, as amended, to acquire 2,592,000 pounds of hot dogs for $4,368,000 which were purchased between April 2009 and September 2009. In February 2010, we entered into a purchase commitment to acquire 585,000 pounds of hot dogs for $1,013,000, in addition to the remaining product to be purchased pursuant to our prior purchase commitment for approximately 162,000 pounds of hot dogs for approximately $262,000, including over-production. All of this product was purchased between April 2010 and June 2010. During the fiscal 2011 period, the market price of hot dogs was approximately 9.6% higher than during the fiscal 2010 period. However, during that same period, due to our purchase commitments, our cost of beef was only approximately 7.9% higher than the fiscal 2010 period. We may attempt to enter into similar arrangements for hot dogs and other products in the future.  With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 27, 2010 would have increased or decreased our cost of sales by approximately $769,000.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended June 27, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the reasonable assurance level.

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

On October 5, 2009, the Company was served with a summons and complaint filed in the Supreme Court of Suffolk County, New York. The plaintiff, Painted Pieces LTD, alleged copyright infringement and asserted causes of action for breach of contract, unjust enrichment, willful wrongful use of plaintiff’s artwork, and violation of the New York general business law, in each case due to the reproduction of certain artwork used by the Company in its advertising.  The complaint sought damages of an aggregate $10,500,000.  In May 2010, this action was settled whereby Nathan’s agreed to purchase these assets for $140,000.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors described below, as well as those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 28, 2010, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Changes in the U.S. healthcare system could increase our cost of doing business.

In March 2010, the Federal government passed new legislation to reform the U.S. health care system.  As part of the plan, employers will be expected to provide their employees with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we may be forced to expand healthcare coverage or incur these new penalties which may increase our health care costs. In addition to the cost of expanded coverage, we are concerned that the overall cost of insurance for existing employees may significantly increase, further increasing our cost of providing healthcare coverage.

Nathan’s earnings and business growth strategy depends in large part on the success of its restaurant franchisees and on new restaurant openings. Nathan’s or its brand’s reputation may be harmed by actions taken by restaurant franchisees that are otherwise outside of Nathans’ control.

A significant portion of Nathans’ earnings comes from royalties, fees and other amounts paid by Nathan’s restaurant franchisees. Nathan’s franchisees are independent contractors, and their employees are not employees of Nathan’s. Nathan’s provides training and support to, and monitors the operations of, its franchisees, but the quality of their restaurant operations may be diminished by any number of factors beyond Nathans’ control. Consequently, the franchisees may not successfully operate their restaurants in a manner consistent with Nathans’ high standards and requirements, and franchisees may not hire and train qualified managers and other restaurant personnel. Any operational shortcoming of a franchised restaurant is likely to be attributed by consumers to an entire brand or Nathan’s system, thus damaging Nathan’s or a brand’s reputation, potentially adversely affecting Nathans’ business, results of operations and financial condition.

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

Nathan’s earnings and business growth strategy depends in large part on the success of its product licensees, and product manufacturers. Nathan’s or its brand’s reputation may be harmed by actions taken by its product  licensees or product manufacturers that are otherwise outside of Nathans’ control.

A significant portion of Nathans’ earnings comes from royalties paid by Nathan’s product licensees such as SMG, Inc., John Morrell and Company and ConAgra Foods Lamb Weston, Inc. Although these agreements contain numerous controls and safeguards, and Nathan’s monitors the operations of its product licensees, Nathan’s licensees are independent contractors, and their employees are not employees of Nathan’s. Accordingly, Nathan’s cannot necessarily control the performance of its licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture Nathan’s products for retail distribution and our foodservice businesses, market the licensed products and assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming to the quality and or quantity of a licensed product is likely to be attributed by consumers to an entire brand’s reputation, potentially adversely affecting Nathans’ business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans

March 29, 2010
April 25, 2010	-0-	$-0-	-0-	821,207

April 26, 2010
May 23, 2010	-0-	$-0-	-0-	821,207

May 24, 2010
June 27, 2010	-0-	$-0-	-0-	821,207

Total	-0-	$-0-	-0-	821,207

A) Represents the Company’s fiscal periods during the first quarter ended June 27, 2010.

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

On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 200,309 shares were repurchased at a cost of $2,494,000 as of June 27, 2010.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. The Company has repurchased 478,484 shares at a cost of $6,301,000 as of June 27, 2010, under the fifth stock repurchase plan.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. No purchases have been made under the sixth stock repurchase plan.

Through June 27, 2010, Nathan’s purchased a total of 3,178,793 shares of common stock at a cost of approximately $25,192,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. No shares were repurchased during the thirteen-week periods ended June 27, 2010 and June 28, 2009.

As of June 27, 2010, an aggregate of 821,207 shares are remaining to be purchased pursuant to such plans.  Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

On August 3, 2010, the Company entered into an Amendment to the Employment Agreement dated December 15, 2006, with Eric Gatoff, the Company’s chief executive officer and a director.  Pursuant to the Amendment, the cap of the bonus payable to Mr. Gatoff under the terms of the Employment Agreement is eliminated. The Amendment also eliminates the requirement that the Compensation Committee establish specific performance targets and instead provides that any bonus payable to Mr. Gatoff will be based on his performance as measured against the Company’s financial, strategic and operating objectives.  Aside from these amendments, the Employment Agreement shall remain in full force and effect in all respects as originally executed and amended to date.  The Amendment is attached hereto as Exhibit 10.1.  Other than the status of Mr. Gatoff as an executive officer, director and shareholder of the Company, there is no material relationship between the Company and Mr. Gatoff.

On August 3, 2010, the Company also entered into an agreement with Citibank, N.A. for an uncommitted line of credit in the amount of $10,000,000.  For a summary of the terms of the line of credit, see Item 2.03, below.

Item 2.03 Creation of a Direct Financial Obligation under an Off Balance Sheet Arrangement of a Registrant.

On August 3, 2010, the Company entered into an agreement with Citibank, N.A. (the “Bank”) for an uncommitted line of credit in the amount of $10,000,000 (the “Credit Agreement”).  Any request for advances or extensions of credit under the Credit Agreement will be approved at the discretion of the Bank and evidenced by a Master Note (the “Note”).  Pursuant to the Credit Agreement, the Note shall bear interest at either the LIBOR Rate or Prime Rate, in each case determined as follows: the LIBOR rate shall be equal to the LIBOR rate (as defined in the Note) plus 200 basis points for an interest period of one month; and the Prime Rate shall be equal, each day, to the greater of the (i) prime rate of interest announced by the Bank from time to time as its commercial lending rate or (ii) two hundred (200) basis points in excess of the rate of interest determined by the Bank in accordance with its customary procedures and utilizing such electronic or other quotation sources as it considers appropriate to be the prevailing rate per annum in effect each banking day at which deposits in United States dollars for a one month period, determined by the Bank in its sole discretion, are offered to the Bank by first class banks in the London Interbank Market shortly after 11:00 a.m. (London time) two banking days prior to the date such rate of interest shall be effective and applied to existing and future advances under the Credit Agreement.  Pursuant to the Credit Agreement, interest payments on the unpaid principal balance shall be payable in the time and manner specified by the Note.  The Credit Agreement is guaranteed by certain of the Company’s subsidiaries and is secured by a security interest in all assets of the Company and such subsidiary guarantors.  Subject to the terms and conditions of the Credit Agreement, the line of credit shall be available until June 30, 2011, and shall be used for working capital needs.  The foregoing description of the Credit Agreement is qualified in its entirety by reference to the full text of the Credit Agreement, attached hereto as Exhibit 10.2 and incorporated herein be reference.

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

10.1	*Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010.

10.2	*Line of Credit Agreement dated August 3, 2010.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 6, 2010	By:	/s/Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	By:	/s/Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index.

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

10.1	*Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010.

10.2	*Line of Credit Agreement dated August 3, 2010.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.