Form 10-Q
period 2010-09-26
NATHANS FAMOUS INC
filed 2010-11-05
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010.
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

At November 2, 2010, an aggregate of 5,496,188 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Financial Statements
	Consolidated Balance Sheets – September 26, 2010 (Unaudited) and
	March 28, 2010	3

	Consolidated Statements of Earnings (Unaudited) - Thirteen Weeks
	Ended September 26, 2010 and September 27, 2009	4

	Consolidated Statements of Earnings (Unaudited) – Twenty-six Weeks
	Ended September 26, 2010 and September 27, 2009	5

	Consolidated Statement of Stockholders’ Equity (Unaudited) –
	Twenty-six Weeks Ended September 26, 2010	6

	Consolidated Statements of Cash Flows (Unaudited) –
	Twenty-six Weeks Ended September 26, 2010 and September 27, 2009	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 5.	Other Information	27

Item 6.	Exhibits.	28

SIGNATURES		29

Exhibit Index		30

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 26, 2010 and March 28, 2010
(in thousands, except share and per share amounts)

Item 1. Financial Statements.

	Sept. 26, 2010	March 28, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,881	$11,609
Marketable securities	23,971	24,317
Accounts and other receivables, net	5,144	5,225
Note receivable – current portion	104	115
Inventories	973	1,018
Prepaid expenses and other current assets	1,815	1,428
Deferred income taxes	112	111
Total current assets	47,000	43,823

Note receivable	1,122	1,175
Property and equipment, net	5,665	5,467
Goodwill	95	95
Intangible assets, net	1,353	1,353
Deferred income taxes	1,100	1,093
Other assets	408	368

	$56,743	$53,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,689	$3,069
Accrued expenses and other current liabilities	6,332	3,771
Deferred franchise fees	285	315
Total current liabilities	9,306	7,155

Other liabilities	1,984	1,907

Total liabilities	11,290	9,062

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,773,241 shares issued; and 5,530,113 and 5,594,448 shares outstanding at September 26, 2010 and March 28, 2010, respectively	88	88
Additional paid-in capital	52,217	52,003
Retained earnings	18,608	16,797
Accumulated other comprehensive income	734	616
	71,647	69,504
Treasury stock, at cost, 3,243,128 and 3,178,793 shares at September 26, 2010 and March 28, 2010, respectively.	(26,194)	(25,192)
Total stockholders’ equity	45,453	44,312

	$56,743	$53,374

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended September 26, 2010 and September 27, 2009
(in thousands, except share and per share amounts)
(Unaudited)

	Sept. 26, 2010	Sept. 27, 2009

REVENUES
Sales	$12,956	$11,758
Franchise fees and royalties	1,428	1,312
License royalties	1,679	1,568
Interest income	217	240
Other income	2	18
Total revenues	16,282	14,896

COSTS AND EXPENSES
Cost of sales	9,415	8,093
Restaurant operating expenses	967	973
Depreciation and amortization	225	201
General and administrative expenses	2,632	2,239
Litigation accrual (Note J)	2,914	-
Total costs and expenses	16,153	11,506

Income before provision for income taxes	129	3,390
(Benefit) provision for income taxes	(22)	1,227
Net income	$151	$2,163

PER SHARE INFORMATION
Basic income per share:
Net income	$.03	$.40

Diluted income per share:
Net income	$.03	$.39

Weighted average shares used in computing income per share
Basic	5,573,000	5,420,000
Diluted	5,677,000	5,594,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Twenty-six weeks ended September 26, 2010 and September 27, 2009
(in thousands, except share and per share amounts)
(Unaudited)

	Sept. 26, 2010	Sept. 27, 2009

REVENUES
Sales	$25,306	$22,773
Franchise fees and royalties	2,683	2,466
License royalties	3,478	3,375
Interest income	425	480
Other income	16	34
Total revenues	31,908	29,128

COSTS AND EXPENSES
Cost of sales	18,903	16,202
Restaurant operating expenses	1,792	1,796
Depreciation and amortization	457	400
General and administrative expenses	5,196	4,867
Litigation accrual (Note J)	2,914	-
Total costs and expenses	29,262	23,265

Income before provision for income taxes	2,646	5,863
Provision for income taxes	835	2,137
Net income	$1,811	$3,726

PER SHARE INFORMATION
Basic income per share:
Net income	$.32	$.68

Diluted income per share:
Net income	$.32	$.65

Weighted average shares used in computing income per share
Basic	5,584,000	5,516,000
Diluted	5,685,000	5,737,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Twenty-six weeks ended September 26, 2010
(in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 28, 2010	8,773,241	$88	$52,003	$16,797	$616	3,178,793	$(25,192)	$44,312

Repurchase of common stock	-	-	-	-	-	64,335	(1,002)	(1,002)

Share-based compensation	-	-	214	-	-	-	-	214

Unrealized gains on available for sale securities, net of deferred income taxes of $77	-	-	-	-	118	-	-	118

Net income	-	-	-	1,811	-	-	-	1,811

Balance, September 26, 2010	8,773,241	$88	$52,217	$18,608	$734	3,243,128	$(26,194)	$45,453

                 The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Twenty-six weeks ended September 26, 2010 and September 27, 2009
(in thousands, except share and per share amounts)
(Unaudited)

	Sept. 26, 2010	Sept. 27, 2009
Cash flows from operating activities:
Net income	$1,811	$3,726
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	457	400
Amortization of bond premium	141	140
Share based compensation expense	214	214
Provision for doubtful accounts	-	181
Deferred income taxes	(85)	(85)
Changes in operating assets and liabilities:
Accounts and other receivables, net	81	(1,331)
Inventories	45	(171)
Prepaid expenses and other current assets	(387)	634
Other assets	(40)	-
Accounts payable, accrued expenses and other current liabilities	2,181	(930)
Deferred franchise fees	(30)	118
Other liabilities	77	317

Net cash provided by operating activities	4,465	3,213

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	400	435
Purchase of property and equipment	(655)	(317)
Payments received on note receivable	64	142

Net cash (used in) provided by investing activities	(191)	260

Cash flows from financing activities:
Repurchase of treasury stock	(1,002)	(5,019)
Proceeds from the exercise of stock options	-	696
Income tax benefits on stock option exercises	-	862

Net cash used in financing activities	(1,002)	(3,461)

Net increase in cash and cash equivalents	3,272	12

Cash and cash equivalents, beginning of period	11,609	8,679

Cash and cash equivalents, end of period	$14,881	$8,691

Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,732	$1,119

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2010
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,”  “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 26, 2010 and September 27, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented.  However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

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

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board issued guidance that will enhance future disclosure about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance will be effective beginning with the first quarterly or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first quarterly or annual period beginning on or after December 15, 2010. The Company expects the amended guidance to impact its disclosures beginning with our next quarterly report, but to otherwise not have a material effect on our consolidated results of operations or financial position.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 26, 2010 based upon the valuation hierarchy (in thousands):

	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$23,971	$-	$23,971

Total assets at fair value	$-	$23,971	$-	$23,971

Nathan’s marketable securities, which consist primarily of municipal bonds, are not actively traded.  The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.  The carrying amount of the note receivable approximates fair value, as determined using level three inputs, as the current interest rate on such instrument approximates current market interest rates on similar instruments.

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 26, 2010, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At September 26, 2010 and March 28, 2010, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 26, 2010	$22,768	$1,203	$-	$23,971

March 28, 2010	$23,308	$1,009	$-	$24,317

As of September 26, 2010 and March 28, 2010 none of the securities held by the Company were in an unrealized loss position.

The municipal bonds held at September 26, 2010, mature at various dates between November 2010 and October 2019. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

September 26, 2010	$23,971	$4,636	$12,517	$6,818	$-

March 28, 2010	$24,317	$2,984	$12,354	$8,979	$-

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income are as follows (in thousands):

	Twenty-six weeks ended
	Sept. 26, 2010	Sept. 27, 2009
Available-for-sale securities:
Proceeds	$400	$435
Gross realized gains	$-	$-

The change in net unrealized gains on available-for-sale securities for the thirteen-week periods ended September 26, 2010 and September 27, 2009 of $68 and $356, respectively, which is net of deferred income taxes, has been included as a component of comprehensive income. The change in net unrealized gains on available-for-sale securities for the twenty-six week periods ended September 26, 2010 and September 27, 2009 of $118 and $417, respectively, which is net of deferred income taxes, has been included as a component of comprehensive income.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen- and twenty-six- week periods ended September 26, 2010 and September 27, 2009, respectively.

Thirteen weeks

					Net Income
	Net Income		Number of Shares		Per Share
	2010	2009	2010	2009	2010	2009
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$151	$2,163	5,573	5,420	$0.03	$0.40
Effect of dilutive employee stock options	-	-	104	174	-	(0.01)
Diluted EPS
Diluted calculation	$151	$2,163	5,677	5,594	$0.03	$0.39

Twenty-six weeks

					Net Income
	Net Income		Number of Shares		Per Share
	2010	2009	2010	2009	2010	2009
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,811	$3,726	5,584	5,516	$0.32	$0.68
Effect of dilutive employee stock options	-	-	101	221	-	(0.03)
Diluted EPS
Diluted calculation	$1,811	$3,726	5,685	5,737	$0.32	$0.65

Options to purchase 110,000 shares of common stock in the thirteen- and twenty-six-week periods ended September 26, 2010 and September 27, 2009 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the periods.

NOTE F – INCOME TAXES

The income tax provisions for the twenty-six week periods ended September 26, 2010 and September 27, 2009 reflect effective tax rates of 31.6% and 36.4%, respectively, which have been reduced by 5.3% and 2.8% for the differing effects of tax exempt interest income, respectively. Nathan’s estimates that its annual tax rate for the fiscal year ending March 27, 2011 will be in the range of approximately 34.0% to 38.0%.  The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

The amount of unrecognized tax benefits at September 26, 2010 was $332,000, all of which would impact Nathan’s effective tax rate, if recognized.  As of September 26, 2010, Nathan’s had $356,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the twenty-six-week period ended September 26, 2010, Nathan’s settled uncertain tax positions with one state jurisdiction and has accordingly reduced the associated unrecognized tax benefits including the related accrued interest and penalties by approximately $79,000. During the fiscal year ending March 27, 2011, Nathan’s is seeking to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible that the amount of unrecognized tax benefits, including the related accrued interest and penalties, could be reduced by up to $50,000, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

NOTE G – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended September 26, 2010 and September 27, 2009 was $107,000 and $107,000, respectively. Total share-based compensation during the twenty-six week periods ended September 26, 2010 and September 27, 2009 was $214,000 and $214,000, respectively.  Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of September 26, 2010, there was $257,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately one year, which represents the requisite service periods for such awards.

On September 14, 2010, the Company adopted the 2010 Stock Incentive Plan (“the 2010 Plan”) which provides for the ability to issue up to 150,000 additional options pursuant to the 2010 Plan together with 171,000 shares that have not been issued under the 2001 Stock Option Plan and the 2002 Stock Incentive Plan plus any shares subject to any outstanding options or restricted stock grants under the  2001 Stock Option Plan and the 2002 Stock incentive Plan that subsequently expire unexercised or are otherwise forfeited up to a maximum of an additional 100,000 shares.

There were no share-based awards granted during the thirteen-week or twenty-six-week periods ended September 26, 2010 or September 27, 2009.

Stock options outstanding:

Transactions with respect to stock options for the twenty-six weeks ended September 26, 2010 are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 28, 2010	534,750	$10.31	4.12	$2,879,000

Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-

Options outstanding at September 26, 2010	534,750	$10.31	3.62	$3,092,000

Options exercisable at September 26, 2010	480,250	$9.86	3.50	$2,986,000

NOTE H – STOCKHOLDERS’ EQUITY

Beginning October 2001, through September 26, 2010, Nathan’s purchased a total of 3,243,128 shares of common stock at a cost of approximately $26,194,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  During the thirteen- and twenty-six-week- periods ended September 26, 2010, we repurchased 64,335 shares at a total cost of $1,002,000. As of September 26, 2010, an aggregate of 756,872 shares are remaining to be purchased pursuant to such plans.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

On September 10, 2010, Nathan’s entered into an agreement with Mutual Securities, Inc. (“MSI”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $4.8 million, which purchases were able to commence on September 20, 2010 and will terminate on September 19, 2011.  The agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934.

At September 26, 2010, the Company has reserved 12,252,065 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 4, 2008.

NOTE I - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Thirteen weeks ended September 26, 2010	Thirteen weeks ended September 27, 2009	Twenty-six weeks ended September 26, 2010	Twenty-six weeks ended September 27, 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income	$151	$2,163	$1,811	$3,726

Unrealized gain on available-for-sale securities, net of tax provision of $43, $237, $77, and $277, respectively	68	356	118	417

Comprehensive income	$219	$2,519	$1,929	$4,143

Accumulated other comprehensive income at September 26, 2010 and March 28, 2010 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE J - COMMITMENTS AND CONTINGENCIES

1.	Commitments

In February 2010, the Company entered into a commitment, as amended, to purchase 585,000 pounds of hot dogs for approximately $1,012,000 from its primary hot dog manufacturer. Nathan’s completed the purchase of this product, in addition to approximately 162,000 pounds of hot dogs pursuant to a prior agreement, during the fiscal period ended September 26, 2010, in satisfaction of all of its outstanding purchase commitments.  The hot dogs purchased represent approximately 11.5% of Nathan’s usage during the twenty-six week period. On October 26, 2010, we entered into a purchase commitment to purchase 500,000 pounds of hot dogs at a total cost not to exceed $858,000 for purchase between January and April 2011.  Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

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

The Company is also involved in the following legal proceedings:

The Company is party to a License Agreement with SMG, Inc. (“SMG”) dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan’s Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company answered SMG’s complaint in Illinois and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a Stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  On September 17, 2010, SMG filed a motion for summary judgment with respect to the claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  On October 6, 2010, a trial on the claims relating to Nathan’s termination of the License Agreement began. The trial ended on October 13, 2010.  The Court has not yet rendered a decision in the trial.  Also, on October 13, 2010, an Order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  As a result, Nathan’s may be liable for damages in an amount that it currently estimates to be $2,914,000 to $6,068,000 as Nathan’s is unable to determine the amount of damages within that range, that the court will award SMG .  Accordingly, Nathan’s has recorded a charge to earnings before taxes of $2,914,000 in its second fiscal quarter ended September 26, 2010 representing the minimum estimate of damages.  A hearing to determine the exact amount of damages is scheduled for November 22, 2010.  Nathan’s does not expect the Court to issue a judgment with respect to the Order until such time as the Court issues its decision with respect to all of the issues pending in the litigation, including Nathan’s right to terminate the License Agreement.  If the Court issues a final ruling for damages in an amount greater that the amount already accrued, Nathan’s would have to record an additional charge to earnings as necessary.  At that time, Nathan’s will evaluate its available alternatives, including an appeal of the Order.

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

3.     Guarantees

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Guaranty”) in connection with its re-franchising of a restaurant located in West Nyack, New York.  The Guaranty could be called upon in the event of a default by the tenant/franchisee.  The Guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs.  We have recorded a liability of $207,700 in connection with the Guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time.  In connection with Nathan’s franchise agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty. To date, Nathan’s has not been required to make any payments pursuant to the Guaranty.

NOTE K – CREDIT LINE

Effective August 3, 2010, we entered into an agreement with a Bank pursuant to which the Bank agreed to provide an uncommitted line of credit of $10,000,000 which would bear interest at either the prime rate (3.25% as of September 26, 2010) or the 1-month LIBOR rate plus 200 basis points (2.25781% as of September 26, 2010), which was set to expire on June 30, 2011. On November 4, 2010, the Company terminated this agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs have on our profitability and operating results; the pending litigation with the primary supplier of hot dogs to our Branded Product Program may result in a disruption in that supply or increased costs,  either of which would adversely affect our operating results; the outcome of any appeal of the court’s ruling in such litigation; the timing of any such cash payment under the court ruling in such litigation and the tax impact of the ruling; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as those risks discussed from time to time in the Company’s Form 10-K annual report for the year ended March 28, 2010, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

In addition to plans for expansion through franchising, licensing and our Branded Product Program, Nathan’s continues to seek to co-brand within its restaurant system.  Nathan’s is also the owner of the Arthur Treacher’s brand. At September 26, 2010, the Arthur Treacher’s brand was being sold within 61 Nathan’s restaurants.

At September 26, 2010, our restaurant system consisted of 252 Nathan’s franchised units, including 75 Branded Menu units and five Company-owned units (including one seasonal unit), located in 24 states, the Cayman Islands and four foreign countries. At September 27, 2009, our restaurant system consisted of 241 Nathan’s franchised units, including 62 Branded Menu locations and seven Company-owned units (including one seasonal unit), located in 25 states and four foreign countries. The 42 Miami Subs locations reported in our 10-Q for the period ending September 27, 2009, have been removed for the period ended September 27, 2009, to enhance the comparability of Nathan’s restaurant system.

On October 13, 2010, an Order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment (as more fully described in Note J of the Notes to Consolidated Statements included in Item 1,) with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  As a result, Nathan’s may be liable for damages in an amount that it currently estimates to be $2,914,000 to $6,068,000 as Nathan’s is unable to determine the amount of damages within this range, that the court will award SMG .  Accordingly, Nathan’s has recorded a charge to earnings before taxes of $2,914,000 in its second fiscal quarter ended September 26, 2010 representing the minimum estimate of damages.  A hearing to determine the exact amount of damages is scheduled for November 22, 2010.  Nathan’s does not expect the Court to issue a judgment with respect to the Order until such time as the Court issues its decision with respect to all of the issues pending in the litigation, including Nathan’s right to terminate the License Agreement.  If the Court issues a final ruling for damages in an amount greater that the amount already accrued, Nathan’s would have to record an additional charge as necessary.  At that time, Nathan’s will evaluate its available alternatives, including an appeal of the Order.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 28, 2010, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; impairment of notes receivable; share-based compensation and income taxes (including uncertain tax positions).  Since March 28, 2010, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

Recently Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued guidance that will enhance future disclosure about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance will be effective beginning with the first quarterly or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first quarterly or annual period beginning on or after December 15, 2010. The Company expects the amended guidance to impact its disclosures beginning with our next quarterly report, but to otherwise not have a material effect on our consolidated results of operations or financial position.

Results of Operations

Thirteen weeks ended September 26, 2010 compared to thirteen weeks ended September 27, 2009

Revenues

Total sales were $12,956,000 for the thirteen weeks ended September 26, 2010 (“second quarter fiscal 2011”) as compared to $11,758,000 for the thirteen weeks ended September 27, 2009 (“second quarter fiscal 2010”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 15.1% to $7,334,000 for the second quarter fiscal 2011 as compared to sales of $6,372,000 in the second quarter fiscal 2010. This increase was primarily attributable to higher volume of products sold. Total Company-owned restaurant sales, which was comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), and two restaurants that we temporarily operated during part of the second quarter fiscal 2010, increased by 7.4% to $5,286,000 during the second quarter fiscal 2011 as compared to $4,920,000 during the second quarter fiscal 2010. Sales increased at our five comparable Company-owned restaurants by approximately 11.4% due to higher customer counts of approximately 13.0% which were partly offset by lower check averages of approximately 1.5%. The sales increase arose primarily at our Coney Island restaurant, which we believe was attributable to favorable weather conditions and the success of the first phase of a renovation at a neighboring amusement park.  During the second quarter fiscal 2011, sales to our television retailer were approximately $130,000 lower than the second quarter fiscal 2010. Nathan’s products were on air 20 times during the second quarter fiscal 2011 as compared to 16 times during the second quarter fiscal 2010.

Franchise fees and royalties increased by 8.8% to $1,428,000 in the second quarter fiscal 2011 as compared to $1,312,000 in the second quarter fiscal 2010. Total royalties were $1,260,000 in the second quarter fiscal 2011 as compared to $1,162,000 in the second quarter fiscal 2010. During the second quarter fiscal 2011, we did not recognize revenue of $2,000 for royalties deemed to be uncollectible as compared to $19,000 of royalty income deemed uncollectible during the second quarter fiscal 2010. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $1,262,000 in the second quarter fiscal 2011 as compared to $1,181,000 in the second quarter fiscal 2010. Franchise restaurant sales were $25,823,000 in the second quarter fiscal 2011 as compared to $25,169,000 in the second quarter fiscal 2010. Comparable domestic franchise sales (consisting of 129 Nathan’s outlets, excluding sales under the Branded Menu Program) were $21,374,000 in the second quarter fiscal 2011 as compared to $21,499,000 in the second quarter fiscal 2010, a decrease of 0.6%.  Franchise sales within retail environments have declined by approximately 5.6% due primarily to the adverse economic environment, however, sales at our travel and entertainment venues were higher by approximately 1.9% compared to the second quarter fiscal 2010. International franchise sales, principally the Middle East, declined by approximate $120,000 or 14.9% during the second quarter fiscal 2011 as compared to the second quarter fiscal 2010. At September 26, 2010, 252 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 241 domestic and international franchised or Branded Menu Program franchise outlets at September 27, 2009, excluding 42 Miami Subs locations that converted to our Branded Product Program, subsequent to September 27, 2009. Royalty income from three franchised outlets was deemed unrealizable during the second quarter fiscal 2011 as compared to 10 franchised outlets during the second quarter fiscal 2010. Total franchise fee income was $158,000 in the second quarter fiscal 2011 as compared to $150,000 in the second quarter fiscal 2010. Domestic franchise fee income was $145,000 in the second quarter fiscal 2011 as compared to $136,000 in the second quarter fiscal 2010. International franchise fee income was $13,000 in the second quarter fiscal 2011, as compared to $14,000 during the second quarter fiscal 2010. During the second quarter fiscal 2011, six new franchised outlets opened, including one re-franchised location and three Branded Menu Program outlets. During the second quarter fiscal 2010, eight new franchised outlets were opened, including four Branded Menu Program outlets.

License royalties were $1,679,000 in the second quarter fiscal 2011 as compared to $1,568,000 in the second quarter fiscal 2010. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 3.5% to $1,282,000 from $1,239,000 primarily due to increased sales to Sam’s Club by one of our licensees during the second quarter fiscal 2011.  Royalties earned from our primary licensee, SMG, Inc. primarily from the retail sale of hot dogs, were $902,000 during the second quarter fiscal 2011 as compared to $896,000 during the second quarter fiscal 2010. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $380,000 during the second quarter fiscal 2011 as compared to $343,000 during the second quarter fiscal 2010. During the second quarter fiscal 2011, we recovered $75,000 of license royalties from one licensee that had been previously deemed unrealizable. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $7,000 during the second quarter fiscal 2011, as compared to the second quarter fiscal 2010.

Interest income was $217,000 in the second quarter fiscal 2011 as compared to $240,000 in the second quarter fiscal 2010, primarily due to lower interest income on our cash and cash equivalents as a result of the current reduced interest rate environment and less interest earned on the reduced balance of the note receivable received in connection with the sale of Miami Subs on June 7, 2007.

Other income was $2,000 in the second quarter fiscal 2011 as compared to $18,000 in the second quarter fiscal 2010.

Costs and Expenses

Overall, our cost of sales increased by $1,322,000 to $9,415,000 in the second quarter fiscal 2011 as compared to $8,093,000 in the second quarter fiscal 2010. Our gross profit (representing the difference between sales and cost of sales) was $3,541,000 or 27.3% of sales during the second quarter fiscal 2011 as compared to $3,665,000 or 31.2% of sales during the second quarter fiscal 2010. The reduced margin was primarily due to the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $1,229,000 during the second quarter fiscal 2011 as compared to the second quarter fiscal 2010, primarily as a result of the higher cost of our hot dogs of approximately 6.1%. During the second quarter fiscal 2011, the market price of hot dogs was approximately 8.3% higher than during the second quarter fiscal 2010. During the second quarter fiscal 2011, we did not have any purchase commitments in place. However, during the second quarter fiscal 2010 our purchase commitments added approximately $93,000 to our costs due to the market’s decline. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during the second quarter fiscal 2011 was $2,765,000 or 52.3% of restaurant sales, as compared to $2,588,000 or 52.6% of restaurant sales in the second quarter fiscal 2010.  The primary reason for the decrease in the cost of sales percentage in the second quarter fiscal 2011 was due to better profit margins that were achieved from higher sales on food and labor costs as a percentage of sales. Cost of sales to our television retailer declined by $84,000 in the second quarter fiscal 2011, primarily due to lower sales volume.

Restaurant operating expenses were $967,000 in the second quarter fiscal 2011 as compared to $973,000 in the second quarter fiscal 2010. The difference in restaurant operating costs was due primarily to cost savings of $109,000 from not operating two restaurants during the second quarter fiscal 2011 which were mostly offset at our five comparable restaurants for higher costs of utilities of $30,000, maintenance of $29,000, operating supplies of $16,000 and marketing of $11,000. During the second quarter fiscal 2011, our utility costs were approximately 17.0% higher than the second quarter fiscal 2010. We continue to be concerned about the uncertain market conditions for oil and natural gas.

Depreciation and amortization was $225,000 in the second quarter fiscal 2011 as compared to $201,000 in the second quarter fiscal 2010. This increase is primarily attributable to higher depreciation expense at our corporate office and to newly-added consigned equipment by our Branded Product Program, which were partly offset by lower restaurant depreciation.

General and administrative expenses increased by $393,000 or 17.6% to $2,632,000 in the second quarter fiscal 2011 as compared to $2,239,000 in the second quarter fiscal 2010. The increase in general and administrative expenses was due primarily to the incremental cost of the litigation with SMG, Inc. of $325,000 in preparation for the trial that began in October 2010. Additionally, we incurred higher personnel costs of $44,000, other professional fees of $18,000, and the effect of reversing an un-leased property expense of $48,000 during the second quarter fiscal 2010.

During the second quarter fiscal 2011, we recorded a litigation accrual of $2,914,000 as a result of the unfavorable ruling by the court in connection with our litigation with SMG, Inc. (refer to Note J of the Notes to Consolidated Financial Statements in Item 1) representing the minimum estimate of damages.

Provision for Income Taxes

In the second quarter fiscal 2011, the income tax (benefit) was $(22,000) or (17.1)% of income before income taxes as compared to the income tax provision of $1,227,000 or 36.2% of income before income taxes in the second quarter fiscal 2010. Nathan’s effective tax rate was reduced by 52.5% and 2.3% during the second quarter fiscal 2011 and second quarter fiscal 2010, respectively, due to the differing effects of tax-exempt interest income. Additionally, during the second quarter fiscal 2010, Nathan’s resolved uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $51,000, which lowered the effective tax rate by 1.5%. Nathan’s effective tax rates without these adjustments would have been 35.5% for the second quarter fiscal 2011 and 40.0% for the second quarter fiscal 2010.

Twenty-six weeks ended September 26, 2010 compared to twenty-six weeks ended September 27, 2009

Revenues

Total sales were $25,306,000 for the twenty-six weeks ended September 26, 2010 (“fiscal 2011 period”) as compared to $22,773,000 for the twenty-six weeks ended September 27, 2009 (“fiscal 2010 period”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 14.9% to $15,184,000 for the fiscal 2011 period as compared to sales of $13,215,000 in the fiscal 2010 period. This increase was primarily attributable to higher volume of product sold. Total Company-owned restaurant sales, which was comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), and two restaurants that we temporarily operated during part of the second quarter fiscal 2010, increased by 10.7% to $9,313,000 during the fiscal 2011 period as compared to $8,416,000 during the fiscal 2010 period. Sales increased at our five comparable Company-owned restaurants by approximately 13.0% due to higher customer counts of approximately 11.6% and higher check averages of approximately 1.3%. The sales increase arose primarily at our Coney Island restaurant, which we believe was primarily attributable to favorable weather conditions throughout the summer season and due to the success of the first phase of a renovation at a neighboring amusement park. During the fiscal 2011 period, sales to our television retailer were approximately $333,000 lower than the fiscal 2010 period. Nathan’s products were on air 55 times during the fiscal 2011 period as compared to 57 times during the fiscal 2010 period. During the fiscal 2011 period our products were not featured in any special airings as they were during the fiscal 2010 period.

Franchise fees and royalties increased by 8.8% to $2,683,000 in the fiscal 2011 period as compared to $2,466,000 in the fiscal 2010 period. Total royalties were $2,339,000 in the fiscal 2011 period as compared to $2,199,000 in the fiscal 2010 period. During the fiscal 2011 period, we did not recognize revenue of $5,000 for royalties deemed to be uncollectible as compared to $125,000 of royalty income deemed uncollectible during the fiscal 2010 period. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $2,344,000 in the fiscal 2011 period as compared to $2,324,000 in the fiscal 2010 period. Franchise restaurant sales were $48,846,000 in the fiscal 2011 period as compared to $49,167,000 in the fiscal 2010 period. Comparable domestic franchise sales (consisting of 129 Nathan’s outlets, excluding sales under the Branded Menu Program) were $40,430,000 in the fiscal 2011 period as compared to $40,970,000 in the fiscal 2010 period, a decrease of 1.3%.  Franchise sales within retail environments have declined by approximately 7.1% primarily due to the adverse economic environment, however sales at our travel and entertainment venues were higher by approximately 2.7% compared to the fiscal 2010 period. International franchise sales, principally the Middle East, declined by approximately $410,000 or 21.4% during the fiscal 2011 period as compared to the fiscal 2010 period. At September 26, 2010, 252 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 241 domestic and international franchised or Branded Menu Program franchise outlets at September 27, 2009, excluding 42 Miami Subs locations that converted to our Branded Product Program subsequent to September 27, 2009. Royalty income from four franchised outlets was deemed unrealizable during the fiscal 2011 period as compared to 10 franchised outlets during the fiscal 2010 period. Total franchise fee income was $334,000 in the fiscal 2011 period as compared to $267,000 in the fiscal 2010 period. Domestic franchise fee income was $307,000 in the fiscal 2011 period as compared to $204,000 in the fiscal 2010 period due primarily to higher opening fees earned from conventional franchised locations opened during the fiscal 2011 period. International franchise fee income was $27,000 in the fiscal 2011 period, as compared to $63,000 during the fiscal 2010 period primarily due to fewer openings of international franchised restaurants. During the fiscal 2011 period, 18 new franchised outlets opened, including one re-franchised location and nine Branded Menu Program outlets. During the fiscal 2010 period, 15 new franchised outlets were opened, including eight Branded Menu Program outlets, one unit in Kuwait and one unit in the Dominican Republic.

License royalties were $3,478,000 in the fiscal 2011 period as compared to $3,375,000 in the fiscal 2010 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements decreased 0.5% to $2,750,000 from $2,755,000. Royalties earned from our primary licensee, SMG, Inc. primarily from the retail sale of hot dogs, were $1,967,000 during the fiscal 2011 period as compared to $2,020,000 during the fiscal 2010 period. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $773,000 during the fiscal 2011 period as compared to $735,000 during the fiscal 2010 period. During the second quarter fiscal 2011, we recovered $75,000 of license royalties from one licensee that had been previously deemed unrealizable. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $43,000 during the fiscal 2011 period, as compared to the fiscal 2010 period.

Interest income was $425,000 in the fiscal 2011 period as compared to $480,000 in the fiscal 2010 period, primarily due to lower interest income on our cash and cash equivalents as a result of the current reduced interest rate environment and less interest earned on the reduced balance of the note receivable received in connection with the sale of Miami Subs on June 7, 2007.

Other income was $16,000 in the fiscal 2011 period as compared to $34,000 in the fiscal 2010 period.

Costs and Expenses

Overall, our cost of sales increased by $2,701,000 to $18,903,000 in the fiscal 2011 period as compared to $16,202,000 in the fiscal 2010 period. Our gross profit (representing the difference between sales and cost of sales) was $6,403,000 or 25.3% of sales during the fiscal 2011 period as compared to $6,571,000 or 28.9% of sales during the fiscal 2010 period. The reduced margin was primarily due to the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $2,435,000 during the fiscal 2011 period as compared to the fiscal 2010 period, primarily as a result of the higher cost of our hot dogs of approximately 7.1% as a percentage of sales. During the fiscal 2011 period, the market price of hot dogs was approximately 9.0% higher than during the fiscal 2010 period. The Company’s purchase commitments reduced the impact of the increased market price in the fiscal 2011 period. During the fiscal 2011 period, our purchase commitments to acquire 747,000 pounds of hot dogs yielded savings of approximately $146,000 as compared to adding to our cost of approximately $52,000 due to the market’s decline during the fiscal 2010 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce the impact of such increased costs, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during the fiscal 2011 period was $5,054,000 or 54.3% of restaurant sales, as compared to $4,585,000 or 54.5% of restaurant sales in the fiscal 2010 period.  The primary reason for the decrease in the cost as a percentage of sales in the fiscal 2011 period, was the greater margins achieved from higher sales on food and labor costs and an opportunistic purchase of certain paper products below market. Cost of sales to our television retailer declined by $203,000 in the fiscal 2011 period, primarily due to lower sales volume.

Restaurant operating expenses were $1,792,000 in the fiscal 2011 period as compared to $1,796,000 in the fiscal 2010 period. The difference in restaurant operating costs was primarily due to cost savings of $109,000 due to the elimination of the costs of operating two restaurants during the second quarter fiscal 2011 which were refranchised, mostly offset by higher costs at our five comparable restaurants for higher maintenance costs of $40,000, operating supply costs of $34,000, utility costs of $19,000 and occupancy costs of $10,000 from higher sales at one location. During the fiscal 2011 period our utility costs were approximately 5.6% higher than the fiscal 2010 period. We continue to be concerned about the uncertain market conditions for oil and natural gas.

Depreciation and amortization was $457,000 in the fiscal 2011 period as compared to $400,000 in the fiscal 2010 period. This increase is primarily attributable to higher depreciation expense at our corporate office and for newly-added consigned equipment by our Branded Product Program, which were partly offset by lower restaurant depreciation.

General and administrative expenses increased by $329,000 to $5,196,000 in the fiscal 2011 period as compared to $4,867,000 in the fiscal 2010 period. The increase in general and administrative expenses was due primarily to the incremental cost of the litigation with SMG, Inc. of $283,000 in preparation for the trial that began in October 2010. Additionally, we incurred higher personnel costs of $107,000 and marketing costs of $80,000, which were partly offset by lower bad debts of $195,000 and other professional fees of $36,000.

During the second quarter fiscal 2011, we recorded a litigation accrual of $2,914,000 as the result of the unfavorable ruling by the court in connection our litigation with SMG, Inc. (Refer to Note J of the Notes to Consolidated Financial Statements in Item 1,) representing the minimum estimate of damages.

Provision for Income Taxes

In the fiscal 2011 period, the income tax provision was $835,000 or 31.6% of income before income taxes as compared to $2,137,000 or 36.4% of income before income taxes in the fiscal 2010 period. Nathan’s effective tax rate was reduced by 5.3% and 2.8% during the fiscal 2011 and fiscal 2010 periods, respectively, due to the differing effects of tax-exempt interest income. Additionally, during the fiscal 2011 period, Nathan’s resolved uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $79,000, which lowered the effective tax rate by 3.0%.  During the fiscal 2010 period, Nathan’s also resolved uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $51,000, which lowered the effective tax rate by 0.9%. Nathan’s effective tax rates without these adjustments would have been 40.0% for the fiscal 2011 period and 40.1% for the fiscal 2010 period.  Nathan’s is seeking to resolve additional uncertain tax positions during the year ending March 27, 2011. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $50,000 during the remainder of this fiscal year, although no assurances can be given in this regard.

Off-Balance Sheet Arrangements

On October 26, 2010, we entered into a purchase commitment to purchase 500,000 pounds of hot dogs at a total cost not to exceed $858,000 for purchase between January and April 2011.  Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.  See Note J to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash and cash equivalents at September 26, 2010 aggregated $14,881,000, increasing by $3,272,000 during the fiscal 2011 period.  At September 26, 2010, marketable securities were $23,971,000 compared to $24,317,000 at March 28, 2010 and net working capital increased to $37,694,000 from $36,668,000 at March 28, 2010.

Cash provided by operations of $4,465,000 in the fiscal 2011 period is primarily attributable to net income of $1,811,000 and other non-cash items of $727,000, net. Changes in Nathan’s operating assets and liabilities increased cash by $1,927,000, primarily resulting from increased accounts payable and accrued expenses of $2,181,000, which were partly offset by increased prepaid expenses and other current assets of $387,000. The increase in accounts payable and accrued expenses primarily relates to the litigation accrual arising from the unfavorable ruling in connection with the SMG, Inc. litigation. The increase in prepaid expenses is primarily due to the increased prepaid income taxes of $744,000 which was partly offset by the utilization of prepaid insurance costs of $222,000 and other prepaid expenses of $135,000.

Cash used in investing activities was $191,000 in the fiscal 2011 period. We incurred capital expenditures of $655,000 primarily in connection with our Branded Product Program and capital maintenance projects at our restaurants. We received cash proceeds of $400,000 from the redemption of a maturing available-for-sale security and $64,000 from the receipt of payments on the note receivable received in connection with the sale of Miami Subs.

Cash used in financing activities was $1,002,000 in the fiscal 2011 period for the purchase of 64,335 treasury shares of Company Common Stock

Beginning October 2001 through September 26, 2010, Nathan’s purchased a total of 3,243,128 shares of common stock at a cost of approximately $26,194,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 64,335 shares of common stock were repurchased at a cost of approximately $1,002,000 during the twenty-six-week period ended September 26, 2010.

On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 240,740 shares were repurchased at a cost of $3,123,000 as of September 26, 2010.

On November 6, 2009, Nathan’s and Mutual Securities Inc. (“MSI”)  amended the terms of the Company’s original 10b5-1 Agreement dated February 5, 2009, to increase the aggregate amount to $4.2 million and extend the termination date to no later than August 10, 2010. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously-announced fourth stock repurchase plan, for the purchase of up to 500,000 shares.  The 10b5-1 Agreement was terminated on August 10, 2010.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. As of September 26, 2010, the Company has completed its repurchase of 500,000 shares at a cost of $6,637,000 under the fifth stock repurchase plan.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. As of September 26, 2010, the Company has repurchased 2,388 shares at a cost of $38,000 under the sixth stock repurchase plan.

On September 10, 2010, Nathan’s entered into a new 10b5-1 Agreement with MSI, authorizing the  purchase of shares of the Company’s common stock, having a value of up to an aggregate $4.8 million. Such purchases were able to commence on September 20, 2010 and the new 10b5-1 Agreement will terminate on September 19, 2011.  The new 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934.

As of September 26, 2010, an aggregate of 756,872 shares are remaining to be purchased pursuant to the Company’s previously-adopted stock repurchase plans. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Effective August 3, 2010, we entered into an agreement with a Bank pursuant to which the Bank agreed to provde an uncommitted line of credit of $10,000,000 which would bear interest either the prime rate (3.25% as of September 26, 2010) or the 1-month LIBOR rate plus 200 basis points (2.25625% as of September 26, 2010), which was set to expire on June 30, 2011. At September 26, 2010, we had no outstanding bank indebtedness. On November 4, 2010, the Company terminated this agreement.

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

At September 26, 2010, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

		Payments Due by Period
		Less than			More than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	3-5 Years	5 Years

Employment Agreements	$2,383	$1,148	$635	$400	$200
Operating Leases	18,104	1,273	2,684	2,757	11,390
Gross Cash Contractual Obligations	20,487	2,421	3,319	3,157	11,590

Sublease Income	557	197	240	58	62
Net Cash Contractual Obligations	$19,930	$2,224	$3,079	$3,099	$11,528

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, since then, we have experienced volatility in our costs for certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. During the fiscal 2011 period, the market price of hot dogs was approximately 9.0% higher than during the fiscal 2010 period. However, as a result of the effects of the Company’s purchase commitments during fiscal 2011, our cost of beef was only approximately 7.1% higher than the fiscal 2010 period. The purchase commitments yielded a higher benefit to the Company during the fiscal 2011 period as compared to the purchase commitment in effect during the fiscal 2010 period. During the fiscal 2011 period, our costs were approximately 1.2% lower than if our purchases were made at the prevailing market prices as compared to the fiscal 2010 period, when our costs were higher by 0.6%. During the first six months of calendar 2010, the cost of beef and beef trimmings has risen significantly, well ahead of the normal seasonal fluctuations, testing the all-time highs reached in the summer of 2008. Beginning September 2010, prices have begun to decline. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the balance of fiscal 2011. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants.

In March 2010, the Federal government passed new legislation to reform the U.S. health care system.  As part of the plan, employers will be expected to provide their employees with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we may be forced to expand healthcare coverage or incur these new penalties which may increase our health care costs. In addition to the cost of expanded coverage, we are concerned that the overall cost of insurance for existing employees may significantly increase, further increasing our cost of providing healthcare coverage. We have recently received notification from our health insurer that it will be requesting rate increases of up to 86% from the State Insurance Commissioner. If these rate increases are approved, we may incur significant cost increases to provide health insurance to our employees.

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

Item 3.     Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 26, 2010, Nathan’s cash and cash equivalents aggregated $14,881,000. Earnings on this cash and cash equivalents would increase or decrease by approximately $37,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 26, 2010, the market value of Nathan’s marketable securities aggregated $23,971,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value. Our future rate of return could be also affected at the time of reinvestment as a result of fluctuating interest rates. Interest income on these marketable securities would increase or decrease by approximately $60,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at September 26, 2010 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$24,335	$24,314	$24,197	$23,971	$23,683	$23,388	$23,097

Borrowings

The interest rate on our prior borrowings was generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement.  Effective August 3, 2010, we established an uncommitted line of credit of $10,000,000 at either the prime rate (3.25% as of September 26, 2010) or the 1-month LIBOR rate plus 200 basis points (2.25625% as of September 26, 2010), which was set to expire on June 30, 2011. On November 4, 2010, the Company terminated this agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings. At September 26, 2010, we had no outstanding bank indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. In January 2008, we began a program of entering into purchase commitments with our primary supplier to produce and deliver hot dogs at agreed-upon prices.  In January 2009, we entered a purchase commitment, as amended, to acquire 2,592,000 pounds of hot dogs for $4,368,000 which were purchased between April 2009 and September 2009. In February 2010, we entered into a purchase commitment to acquire 585,000 pounds of hot dogs for $1,013,000, in addition to the remaining product to be purchased pursuant to our prior purchase commitment for approximately 162,000 pounds of hot dogs for approximately $262,000, including over-production. All of this product was purchased between April 2010 and June 2010. During the fiscal 2011 period, the market price of hot dogs was approximately 9.0% higher than during the fiscal 2010 period. However, during that same period, due to our purchase commitments, our cost of beef was only approximately 7.1% higher than the fiscal 2010 period. On October 26, 2010, we entered into a purchase commitment to purchase 500,000 pounds of hot dogs at a total cost not to exceed $858,000 for purchase between January and April 2011. We may attempt to enter into similar arrangements for hot dogs and other products in the future.  With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 26, 2010 would have increased or decreased our cost of sales by approximately $1,513,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended September 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is party to a License Agreement with SMG, Inc. (“SMG”) dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan’s Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company has answered SMG’s complaint in Illinois and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a Stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  On September 17, 2010, SMG filed a motion for summary judgment with respect to the claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  On October 6, 2010, a trial on the claims relating to Nathan’s termination of the License Agreement began. The trial ended on October 13, 2010.  The Court has not yet rendered a decision in the trial.  Also, on October 13, 2010, an Order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  As a result, Nathan’s may be liable for damages in an amount that it currently estimates to be $2,914,000 to $6,068,000 as Nathan’s is unable to determine what amount of damages within this range that the court will award SMG.  Accordingly, Nathan’s has recorded a charge to earnings before taxes of $2,914,000 in its second fiscal quarter ended September 26, 2010 representing the minimum estimate of damages.  A hearing to determine the exact amount of damages is scheduled for November 22, 2010.  Nathan’s does not expect the Court to issue a judgment with respect to the Order until such time as the Court issues its decision with respect to all of the issues pending in the litigation, including Nathan’s right to terminate the License Agreement.  If the Court issues a final ruling for damages in an amount greater that the amount already accrued, Nathan’s would then have to record an additional charge to earnings.  At that time, Nathan’s will evaluate its available alternatives, including an appeal of the Order.

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

In March 2010, the Federal government passed new legislation to reform the U.S. health care system.  As part of the plan, employers will be expected to provide their employees with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we may be forced to expand healthcare coverage or incur these new penalties which may increase our health care costs. In addition to the cost of expanded coverage, we are concerned that the overall cost of insurance for existing employees may significantly increase, further increasing our cost of providing healthcare coverage. We have recently received notification from our health insurer, that they will be requesting rate increases of up to 86% from the State Insurance Commissioner. If these rate increases are approved, we may incur significant cost increases to provide health insurance to our employees beginning March 2011.

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

Nathan’s future investment income is dependent on the interest rate environment with respect to its marketable  securities.

Nathan’s investment in marketable securities consists of fixed rate, highly rated and highly liquid instruments having a remaining term of up to 10 years. The current market value of these marketable securities may increase or decrease with fluctuating interest rates.  Accordingly, in the event that we determine to sell any of our marketable securities, we may not be able to recover the entire principal amount invested in those securities. In addition, our future rate of return as these securities mature could be adversely affected in the event of a reduction in then prevailing interest rates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans

June 28, 2010
July 25, 2010	-0-	$-0-	-0-	821,207

July 26, 2010
August 22, 2010	8,470	$15.4837	8,470	812,737

August 23, 2010
September 26, 2010	55,865	$15.5908	55,865	756,872

Total	64,335	$15.5456	64,335	756,872

A) Represents the Company’s fiscal periods during the second quarter ended September 26, 2010.

On September 14, 2001, Nathan’s was authorized to purchase up to 1,000,000 shares of its common stock. Pursuant to its first stock repurchase program, Nathan’s repurchased 1,000,000 shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000. On October 7, 2002, Nathan’s was authorized to purchase up to 1,000,000 additional shares of its common stock. Nathan’s concluded the second authorized stock repurchase program of 1,000,000 shares of common stock at a cost of approximately $5,416,000. On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company.  On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “first 10b5-1 Agreement”) pursuant to which MSI was authorized to purchase shares of the Company’s common stock having a value of up to an aggregate $6 million.  Purchases under the first 10b5-1 Agreement have been completed. On February 5, 2009, Nathan’s and MSI entered into a second agreement (the “second 10b5-1 Agreement”) pursuant to which MSI was authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which purchases commenced on March 16, 2009.  Both the first and the second 10b5-1 Agreements were adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously-announced stock repurchase plans, for the purchase of up to 500,000 shares.  The first 10b5-1 plan was completed.  The second 10b5-1 Agreement was originally due to terminate no later than March 15, 2010.  On November 6, 2009, Nathan’s and MSI amended the terms of the second 10b5-1 Agreement to increase the aggregate amount to $4.2 million and extend the termination date to no later than August 10, 2010, which at such time did terminate. On September 10, 2010, Nathan’s entered into its third agreement (the “third 10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $4.8 million, which purchases commenced on September 20, 2010. The third 10b5-1 Agreement is scheduled to expire on September 19, 2011.

On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 240,740 shares were repurchased at a cost of $3,123,000 as of September 26, 2010.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. The Company has completed its repurchase of 500,000 shares at a cost of $6,637,000 as of September 26, 2010, under the fifth stock repurchase plan.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. As of September 26, 2010, the Company has repurchased 2,388 shares at a cost of $38,000 under the sixth stock repurchase plan.

Through September 26, 2010, Nathan’s purchased a total of 3,243,128 shares of common stock at a cost of approximately $26,194,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

As of September 26, 2010, an aggregate of 756,872 shares are remaining to be purchased pursuant to such plans.  Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Item 5. Other Information.

Item 1.02 Termination of Material Definitive Agreement.

On November 4, 2010, the Company terminated its agreement with Citibank, N.A. for an uncommitted line of credit in the amount of $10,000,000 (the “Credit Agreement”).

The Credit Agreement, which was entered into on August 3, 2010, provided that any request for advances or extensions of credit under the Credit Agreement would be approved at the discretion of the Bank and evidenced by a Master Note (the “Note”).  Pursuant to the Credit Agreement, the Note was to bear interest at either the LIBOR Rate or Prime Rate, in each case determined as follows: the LIBOR rate shall be equal to the LIBOR rate (as defined in the Note) plus 200 basis points for an interest period of one month; and the Prime Rate shall be equal, each day, to the greater of the (i) prime rate of interest announced by the Bank from time to time as its commercial lending rate or (ii) two hundred (200) basis points in excess of the rate of interest determined by the Bank in accordance with its customary procedures and utilizing such electronic or other quotation sources as it considers appropriate to be the prevailing rate per annum in effect each banking day at which deposits in United States dollars for a one month period, determined by the Bank in its sole discretion, are offered to the Bank by first class banks in the London Interbank Market shortly after 11:00 a.m. (London time) two banking days prior to the date such rate of interest shall be effective and applied to existing and future advances under the Credit Agreement. Pursuant to the Credit Agreement, interest payments on the unpaid principal balance were to be payable in the time and manner specified by the Note.  In addition, the Credit Agreement was required to be guaranteed by certain of the Company’s subsidiaries and secured by a security interest in all assets of the Company and such subsidiary guarantors.  The line of credit was to be available until June 30, 2011.  The Company terminated the Credit Agreement due to its inability to satisfactorily negotiate the terms of the requisite guarantees and security agreements.  The Company continues to negotiate with Citibank in an attempt to reach an agreement for an uncommitted line of credit on terms satisfactory to our Company; however, there is no assurance that the Company and Citibank will reach such an agreement with respect to such terms.

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

10.1	Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 27, 2010.)

10.2	Line of Credit Agreement dated August 3, 2010 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 27, 2010.)

10.3	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A dated July 23, 2010)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 5, 2010	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	By:	/s/ Ronald G. DeVos
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

10.1	Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 27, 2010.)

10.2	Line of Credit Agreement dated August 3, 2010 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 27, 2010.)

10.3	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A dated July 23, 2010)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       *Filed herewith.