Form 10-Q
period 2010-12-26
NATHANS FAMOUS INC
filed 2011-02-04
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2010.
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

At February 4, 2011, an aggregate of 5,082,313 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

INDEX

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 26, 2010 and March 28, 2010
(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	Dec. 26, 2010	March 28, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,919	$11,609
Marketable securities	22,022	24,317
Accounts and other receivables, net	6,412	5,225
Note receivable – current portion	114	115
Inventories	913	1,018
Prepaid expenses and other current assets	2,405	1,428
Deferred income taxes	112	111
Total current assets	42,897	43,823

Note receivable	1,095	1,175
Property and equipment, net	5,537	5,467
Goodwill	95	95
Intangible assets, net	1,353	1,353
Deferred income taxes	1,283	1,093
Other assets	403	368

	$52,663	$53,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,949	$3,069
Accrued expenses and other current liabilities	8,002	3,771
Deferred franchise fees	288	315
Total current liabilities	11,239	7,155

Other liabilities	2,034	1,907

Total liabilities	13,273	9,062

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized;
8,800,491 and 8,773,241 shares issued; and 5,183,368 and 5,594,448 shares
outstanding at December 26, 2010 and March 28, 2010, respectively	88	88
Additional paid-in capital	52,523	52,003
Retained earnings	18,455	16,797
Accumulated other comprehensive income	508	616
	71,574	69,504
Treasury stock, at cost, 3,617,123 and 3,178,793 shares at December 26, 2010 and March 28, 2010, respectively.	(32,184)	(25,192)
Total stockholders’ equity	39,390	44,312

	$52,663	$53,374

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Thirteen weeks ended December 26, 2010 and December 27, 2009
(in thousands, except share and per share amounts)
(Unaudited)

	Dec. 26, 2010	Dec. 27, 2009

REVENUES
Sales	$10,237	$8,375
Franchise fees and royalties	1,241	1,313
License royalties	1,387	1,297
Interest income	195	224
Other income	19	15
Total revenues	13,079	11,224

COSTS AND EXPENSES
Cost of sales	7,961	6,235
Restaurant operating expenses	625	805
Depreciation and amortization	231	214
General and administrative expenses	2,440	2,408
Litigation accrual (Note L)	1,996	-
Total costs and expenses	13,253	9,662

(Loss) income before (benefit) provision for income taxes	(174)	1,562
(Benefit) provision for income taxes	(21)	510
Net (loss) income	$(153)	$1,052

PER SHARE INFORMATION
Basic (loss) income per share:
Net (loss) income	$(.03)	$.19

Diluted (loss) income per share:
Net (loss) income	$(.03)	$.19

Weighted average shares used in computing (loss) income per share
Basic	5,352,000	5,603,000
Diluted	5,352,000	5,680,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Thirty-nine weeks ended December 26, 2010 and December 27, 2009
(in thousands, except share and per share amounts)
(Unaudited)

	Dec. 26, 2010	Dec. 27, 2009

REVENUES
Sales	$35,543	$31,148
Franchise fees and royalties	3,924	3,779
License royalties	4,865	4,672
Interest income	620	704
Other income	35	49
Total revenues	44,987	40,352

COSTS AND EXPENSES
Cost of sales	26,864	22,437
Restaurant operating expenses	2,417	2,601
Depreciation and amortization	688	614
General and administrative expenses	7,636	7,275
Litigation accrual (Note L)	4,910	-
Total costs and expenses	42,515	32,927

Income before provision for income taxes	2,472	7,425
Provision for income taxes	814	2,647
Net income	$1,658	$4,778

PER SHARE INFORMATION
Basic income per share:
Net income	$.30	$.86

Diluted income per share:
Net income	$.30	$.84

Weighted average shares used in computing income per share
Basic	5,506,000	5,545,000
Diluted	5,608,000	5,718,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirty-nine weeks ended December 26, 2010
(in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 28, 2010	8,773,241	$88	$52,003	$16,797	$616	3,178,793	$(25,192)	$44,312

Shares issued in connection with exercise of employee stock options	27,250	-	87	-	-	-	-	87

Income tax benefit on stock option exercises	-	-	137	-	-	-	-	137

Repurchase of common stock	-	-	-	-	-	438,330	(6,992)	(6,992)

Share-based compensation	-	-	296	-	-	-	-	296

Unrealized losses on available for sale securities, net of deferred income tax (benefit) of $(71)	-	-	-	-	(108)	-	-	(108)

Net income	-	-	-	1,658	-	-	-	1,658

Balance, December 26, 2010	8,800,491	$88	$52,523	$18,455	$508	3,617,123	$(32,184)	$39,390

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-nine weeks ended December 26, 2010 and December 27, 2009
(in thousands, except share and per share amounts)
(Unaudited)

	Dec. 26, 2010	Dec. 27, 2009
Cash flows from operating activities:
Net income	$1,658	$4,778
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	688	614
Amortization of bond premium	216	218
Share based compensation expense	296	321
Provision for doubtful accounts	20	181
Deferred income taxes	(120)	(128)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,207)	(1,728)
Inventories	107	(25)
Prepaid expenses and other current assets	(977)	142
Other assets	(35)	(210)
Accounts payable, accrued expenses and other current liabilities	4,111	(450)
Deferred franchise fees	(27)	34
Other liabilities	127	392

Net cash provided by operating activities	4,857	4,139

Cash flows from investing activities:
Proceeds from the sale of available-for-sale securities	1,900	1,035
Purchase of property and equipment	(760)	(1,992)
Payments received on note receivable	81	215

Net cash provided by (used in) investing activities	1,221	(742)

Cash flows from financing activities:
Repurchase of common stock	(6,992)	(5,701)
Proceeds from the exercise of stock options	87	1,533
Income tax benefits on stock option exercises	137	1,096

Net cash used in financing activities	(6,768)	(3,072)

Net (decrease) increase in cash and cash equivalents	(690)	325

Cash and cash equivalents, beginning of period	11,609	8,679

Cash and cash equivalents, end of period	$10,919	$9,004

Cash paid during the period for:
Interest	$-	$-
Income taxes	$2,014	$1,830

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 26, 2010
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,”  “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 26, 2010 and December 27, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented.  However, these results are not necessarily indicative of results for any other interim period or the full fiscal year.

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

NOTE B – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board issued guidance that will enhance future disclosure about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance will be effective for period end balances beginning with the first quarterly or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first quarterly or annual period beginning on or after December 15, 2010. The Company adopted the provisions of the new accounting standard for disclosures about the credit quality of financing receivables and the allowance for credit losses beginning with the period ended December 26, 2010. The adoption of this new accounting standard increased the required disclosures, but did not have a material effect on our consolidated results of operations or financial position (See Notes E and F.)

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 26, 2010 based upon the valuation hierarchy (in thousands):

	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$22,022	$-	$22,022

Total assets at fair value	$-	$22,022	$-	$22,022

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

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 26, 2010, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 26, 2010 and March 28, 2010, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

December 26, 2010	$21,192	$830	$-	$22,022

March 28, 2010	$23,308	$1,009	$-	$24,317

As of December 26, 2010 and March 28, 2010 none of the securities held by the Company were in an unrealized loss position.

The municipal bonds held at December 26, 2010, mature at various dates between January 2011 and October 2019. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

December 26, 2010	$22,022	$5,126	$11,270	$5,626	$-

March 28, 2010	$24,317	$2,984	$12,354	$8,979	$-

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income are as follows (in thousands):

	Thirty-nine weeks ended
	Dec. 26, 2010	Dec. 27, 2009
Available-for-sale securities:
Proceeds	$1,900	$1,035
Gross realized gains	$-	$-

The change in net unrealized losses on available-for-sale securities for the thirteen-week periods ended December 26, 2010 and December 27, 2009 of $(226) and $(116), respectively, which are net of deferred income taxes, have been included as a component of comprehensive income. The change in net unrealized (losses) gains on available-for-sale securities for the thirty-nine week periods ended December 26, 2010 and December 27, 2009 of $(108) and $301, respectively, which are net of deferred income taxes, have been included as a component of comprehensive income. (See Note K.)

NOTE E – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	Dec. 26,	March 28,
	2010	2010

Franchise and license royalties	$1,803	$2,271
Branded product sales	4,133	2,841
Other	592	528
	6,528	5,640
Less: allowance for doubtful accounts	(116)	(415)
Accounts and other receivables, net	$6,412	$5,225

Accounts receivable are due within 30 days and are stated at amounts due from franchisees, retail licensees, product manufacturers and Branded Product Program customers, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company does not recognize franchise and license royalties that are not deemed to be realizable. The Company individually reviews each past due account and determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current and expected future ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole.  Based on management’s assessment, the Company provides for estimated uncollectable amounts through a charge to earnings. After the Company has used reasonable collection efforts it writes off accounts receivable through a charge to the allowance for doubtful accounts.

The Company’s delinquent franchise and license royalty receivables at December 26, 2010 and March 28, 2010, are as follows (in thousands):

	Dec. 26,	March 28,
	2010	2010

Investment in franchise and license royalties that are 90 days past due that are still being accrued	$75	$241

Investment in unrecognized franchise and license royalties	-	-

Unrecognized franchise and license royalties	$110	$331

Changes in the Company’s allowance for doubtful accounts for the thirty-nine week period ended December 26, 2010 and the fiscal year ended March 28, 2010 are as follows (in thousands):

	Dec. 26, 2010	March 28, 2010

Beginning balance	$415	$205
Bad debt expense	20	181
Uncollectible marketing fund contributions	5	50
Accounts written off	(324)	(21)
Ending balance	$116	$415

NOTE F – NOTE RECEIVABLE

Nathan’s determines that a note is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as late payments, operating losses, marginal working capital, inadequate cash flow or business interruptions, or (b) notes that are susceptible to deterioration in realizable value. The Company records interest income on its impaired notes receivable on an accrual basis, when collection is assured, based on the present value of the estimated cash flows of identified impaired notes receivable.

Based on the Company's analysis, it has determined that its note receivable was impaired at March 28, 2010 and recorded an impairment charge of $250,000 during the fiscal year ended March 28, 2010.  Following (in thousands) is a summary of impaired note receivable:

	Dec. 26,	March 28,
	2010	2010

Total recorded investment in impaired note receivable	$1,459	$1,540
Allowance for impaired note receivable	(250)	(250)
	1,209	1,290
Less: current portion	(114)	(115)
Note receivable	$1,095	$1,175

The Company has recognized approximately $62 and $98 of interest income on this note for the thirty-nine weeks ended December 26, 2010 and December 27, 2009, respectively. The average recorded investment in impaired notes receivable was $1,242 and $1,523 at December 26, 2010 and March 28, 2010, respectively.

NOTE G – INCOME (LOSS) PER SHARE

Basic income (loss) per common share is calculated by dividing income by the weighted-average number of common shares outstanding and excludes any dilutive effect of stock options or warrants. Diluted income (loss) per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income (loss) per common share result from the assumed exercise of stock options and warrants, as determined using the treasury stock method.

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen- and thirty-nine- week periods ended December 26, 2010 and December 27, 2009, respectively.

Thirteen weeks

	Net (Loss) Income		Number of Shares		Net (Loss) Income Per Share
	2010	2009	2010(a)	2009	2010(a)	2009
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$(153)	$1,052	5,352	5,603	$(0.03)	$0.19
Effect of dilutive employee stock options	-	-	-	77	-	-
Diluted EPS
Diluted calculation	$(153)	$1,052	5,352	5,680	$(0.03)	$0.19

Thirty-nine weeks

					Net Income
	Net Income		Number of Shares		Per Share
	2010	2009	2010	2009	2010	2009
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,658	$4,778	5,506	5,545	$0.30	$0.86
Effect of dilutive employee stock options	-	-	102	173	-	(.02)
Diluted EPS
Diluted calculation	$1,658	$4,778	5,608	5,718	$0.30	$0.84

(a)	102,000 Common stock equivalents have been excluded from the computation for net (loss) per share for the thirteen week period ended December 26, 2010 as their inclusion would have been anti-dilutive.

Options to purchase 110,000 shares of common stock in the thirteen-week and thirty-nine-week periods ended December 26, 2010 and December 27, 2009 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the periods.

NOTE H – INCOME TAXES

The income tax provisions for the thirty-nine week periods ended December 26, 2010 and December 27, 2009 reflect effective tax rates of 32.9% and 35.6%, respectively, which have been reduced by 9.6% and 3.2% for the differing effects of tax exempt interest income, respectively.  During the thirty-nine week period ended December 26, 2010, Nathan’s recorded additional taxes of $85,000 in connection with the filing of its March 2010 tax returns, increasing the effective tax rate by 3.4%. Nathan’s estimates that its annual tax rate for the fiscal year ending March 27, 2011 will be in the range of approximately 30.0% to 34.0%.  The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

The amount of unrecognized tax benefits at December 26, 2010 was $338,000, all of which would impact Nathan’s effective tax rate, if recognized.  As of December 26, 2010, Nathan’s had $373,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the thirty-nine-week period ended December 26, 2010, Nathan’s settled uncertain tax positions with one state jurisdiction and has accordingly reduced the associated unrecognized tax benefits, including the related accrued interest and penalties, by approximately $79,000. During the fiscal year ending March 27, 2011, Nathan’s is seeking to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible that the amount of unrecognized tax benefits, including the related accrued interest and penalties, could be reduced by up to $50,000, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

NOTE I – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended December 26, 2010 and December 27, 2009 was $82,000 and $107,000, respectively. Total share-based compensation during the thirty-nine week periods ended December 26, 2010 and December 27, 2009 was $296,000 and $321,000, respectively.  Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Operations. As of December 26, 2010, there was $175,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately nine months, which represents the requisite service periods for such awards.

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

There were no share-based awards granted during the thirteen-week or thirty-nine-week periods ended December 26, 2010 or December 27, 2009.

Stock options outstanding:

Transactions with respect to stock options for the thirty-nine weeks ended December 26, 2010 are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 28, 2010	534,750	$10.31	4.12	$2,879,000

Granted	-	-	-	-
Expired	-	-	-	-
Exercised	(27,250)	3.20	-	-

Options outstanding at December 26, 2010	507,500	$10.70	3.51	$3,004,000

Options exercisable at December 26, 2010	453,000	$10.27	3.40	$2,873,000

NOTE J – STOCKHOLDERS’ EQUITY

During the period from October 2001 through December 26, 2010, Nathan’s purchased a total of 3,617,123 shares of its common stock at a cost of approximately $32,184,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  During the thirteen-week period ended December 26, 2010, we repurchased 373,995 shares at a total cost of $5,990,000. During the thirty-nine-week period ended December 26, 2010, we repurchased 438,330 shares at a total cost of $6,992,000.

As of December 26, 2010, an aggregate of 382,877 shares are remaining to be purchased pursuant to such plans.

On February 1, 2011, Nathan’s Board of Directors has authorized the purchase of its common stock by an additional 300,000 shares. After giving effect to this increase, an aggregate of 581,822 shares remain available for purchase under Nathan’s stock buy-back programs, to date.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

On September 10, 2010, Nathan’s entered into an agreement with Mutual Securities, Inc. (“MSI”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $4.8 million, which purchases were able to commence on September 20, 2010. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million. This agreement will terminate on September 19, 2011. The agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934.

At December 26, 2010, the Company has reserved 11,004,029 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 4, 2008.

NOTE K - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Thirteen weeks ended December 26, 2010	Thirteen weeks ended December 27, 2009	Thirty-nine weeks ended December 26, 2010	Thirty-nine weeks ended December 27, 2009

Net (loss) income	$(153)	$1,052	$1,658	$4,778

Unrealized gain on available-for-sale securities, net of tax (benefit) provision of $(148), $(77), $(71), and $200, respectively	(226)	(116)	(108)	301

Comprehensive (loss) income	$(379)	$936	$1,550	$5,079

Accumulated other comprehensive income at December 26, 2010 and March 28, 2010 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE L - COMMITMENTS AND CONTINGENCIES

1.	Commitments

In February 2010, the Company entered into a commitment, as amended, to purchase 585,000 pounds of hot dogs for approximately $1,012,000 from its primary hot dog manufacturer. Nathan’s completed the purchase of this product, in addition to approximately 162,000 pounds of hot dogs pursuant to a prior agreement, during the fiscal period ended December 26, 2010, in satisfaction of all of its outstanding purchase commitments.  The hot dogs purchased represent approximately 11.5% of Nathan’s usage during the thirty-nine week period ended December 26, 2010. During the thirteen-week period ended December 26, 2010, we entered into two purchase commitments to purchase a total of 1,486,000 pounds of hot dogs at a total cost of $2,629,000, for purchase between January and April 2011. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

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

The Company is also involved in the following legal proceedings:

The Company is party to a License Agreement with SMG, Inc. (“SMG”) dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan’s Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company answered SMG’s complaint in Illinois and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a Stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  On September 17, 2010, SMG filed a motion for summary judgment with respect to the claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  A trial on the claims relating to Nathan’s termination of the License Agreement took place between October 6 and October 13, 2010.  Oral argument on the claims relating to the sale of Nathan’s proprietary seasonings took place prior to the start of the trial.  On October 13, 2010, an Order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On December 17, 2010, the Court ruled that Nathan’s was not entitled to terminate the License Agreement.  On January 19, 2011, the parties submitted an agreed upon order which, among other things, assessed damages against Nathan’s of approximately $4,910,000, inclusive of pre-judgment interest, which has been accrued in the accompanying consolidated financial statements of December 26, 2010.  The Order was expected to be entered on February 3, 2011, however, due to weather conditions, the court was closed. Nathan’s expects that the Order will be entered in February 2011.  Nathan’s is considering whether to appeal this Order.

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

NOTE M – CREDIT LINE

Effective August 3, 2010, we entered into an agreement with a Bank pursuant to which the Bank agreed to provide an uncommitted line of credit of $10,000,000, which was scheduled to expire on June 30, 2011. On November 4, 2010, the Company terminated this agreement.

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

In addition to plans for expansion through franchising, licensing and our Branded Product Program, Nathan’s continues to seek to co-brand within its restaurant system.  Nathan’s is also the owner of the Arthur Treacher’s brand. At December 26, 2010, the Arthur Treacher’s brand was being sold within 60 Nathan’s restaurants.

At December 26, 2010, our restaurant system consisted of 263 Nathan’s franchised units, including 83 Branded Menu units and five Company-owned units (including one seasonal unit), located in 26 states, the Cayman Islands and five foreign countries. At December 27, 2009, our restaurant system consisted of 246 Nathan’s franchised units, including 65 Branded Menu units and five Company-owned units (including one seasonal unit), located in 24 states, the Cayman Islands and four foreign countries.

A trial on the claims relating to Nathan’s termination of its existing License Agreement with SMG, Inc. (“SMG”) took place between October 6 and October 13, 2010 (as more fully described in Note L of the Notes to Consolidated Statements included in Item 1).  On October 13, 2010, an order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On December 17, 2010, the Court ruled that Nathan’s was not entitled to terminate the License Agreement.  On January 19, 2011, the parties submitted an agreed- upon order (the “Order”) which, among other things, assessed damages against Nathan’s of approximately $4,910,000, inclusive of pre-judgment interest which has been accrued in the accompanying consolidated financial statements as of December 26, 2010, and the manner in which Nathan’s will secure its obligation to pay such damages.   The Order was expected to be entered on February 3, 2011, however, due to weather conditions, the court was closed. Nathan’s expects that the Order will be entered in February 2011.  Nathan’s is considering whether to appeal this Order.

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

Adoption of New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued guidance that will enhance future disclosure about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance became effective beginning with the first quarterly or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning for the period end balances with the first quarterly or annual period beginning on or after December 15, 2010. The Company adopted the provisions of the new accounting standard on disclosures about the credit quality of financing receivables and the allowance for credit losses beginning with the period ended December 26, 2010. The adoption of this new accounting standard increased the amount of required disclosure, but did not have a material effect on our consolidated results of operations or financial position (See Notes E and F).

Results of Operations

Thirteen weeks ended December 26, 2010 compared to thirteen weeks ended December 27, 2009

Revenues

Total sales increased by 22.2% to $10,237,000 for the thirteen weeks ended December 26, 2010 (“third quarter fiscal 2011”) as compared to $8,375,000 for the thirteen weeks ended December 27, 2009 (“third quarter fiscal 2010”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 34.2% to $8,015,000 for the third quarter fiscal 2011 as compared to sales of $5,974,000 in the third quarter fiscal 2010. This increase was primarily attributable to a 25.4% increase in the volume of products ordered. Total Company-owned restaurant sales, which was comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), and two restaurants that we temporarily operated during part of the third quarter fiscal 2010, decreased by 6.6% to $1,997,000 during the third quarter fiscal 2011 as compared to $2,138,000 during the third quarter fiscal 2010. Sales increased at our five comparable Company-owned restaurants by approximately 3.8% due to higher customer counts of approximately 3.9% which were partly offset by lower check averages of approximately 0.1%. During the third quarter fiscal 2011, sales to our television retailer were approximately $38,000 lower than the third quarter fiscal 2010. Nathan’s products were on air five times during the third quarter fiscal 2011 as compared to six times during the third quarter fiscal 2010.

Franchise fees and royalties were $1,241,000 in the third quarter fiscal 2011 as compared to $1,313,000 in the third quarter fiscal 2010. Total royalties were $1,014,000 in the third quarter fiscal 2011 as compared to $952,000 in the third quarter fiscal 2010. During the third quarter fiscal 2011, we recovered royalty revenue of $10,000 previously deemed to be uncollectible as compared to not recording royalty revenue of $13,000 deemed uncollectible during the third quarter fiscal 2010. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $1,004,000 in the third quarter fiscal 2011 as compared to $965,000 in the third quarter fiscal 2010. Franchise restaurant sales were $20,726,000 in the third quarter fiscal 2011 as compared to $21,355,000 in the third quarter fiscal 2010. Comparable domestic franchise sales (consisting of 127 Nathan’s outlets, excluding sales under the Branded Menu Program) were $16,103,000 in the third quarter fiscal 2011 as compared to 16,371,000 in the third quarter fiscal 2010, a decrease of 1.6%.  (Royalties earned under the Branded Menu Program are not based upon retail sales but are based on the manufacturers’ sales). Franchise sales within retail environments have declined by approximately 3.7% compared to the prior period primarily due to the continuing adverse economic environment, however, sales at our travel and entertainment venues were higher by approximately 4.3% compared to the third quarter fiscal 2010. International franchise sales, principally the Middle East, declined by approximate $142,000 or 14.2% during the third quarter fiscal 2011 as compared to the third quarter fiscal 2010. At December 26, 2010, 263 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 246 domestic and international franchised or Branded Menu Program franchise outlets at December 27, 2009. Royalty income from two franchised outlets was deemed unrealizable during the third quarter fiscal 2011 as compared to 10 franchised outlets during the third quarter fiscal 2010. Total franchise fee income was $227,000 in the third quarter fiscal 2011 as compared to $361,000 in the third quarter fiscal 2010. Domestic franchise fee income was $174,000 in the third quarter fiscal 2011 as compared to $291,000 in the third quarter fiscal 2010 primarily due to higher opening fees earned from the five re-franchised locations opened during the third quarter fiscal 2010. International franchise fee income was $53,000 in the third quarter fiscal 2011, as compared to $15,000 during the third quarter fiscal 2010. During the third quarter fiscal 2010, we recognized $55,000 in forfeited franchise fees. During the third quarter fiscal 2011, 15 new franchised outlets opened, including two locations in China and eight Branded Menu Program outlets. During the third quarter fiscal 2010, 13 new franchised outlets were opened, including nine Branded Menu Program outlets.

License royalties were $1,387,000 in the third quarter fiscal 2011 as compared to $1,297,000 in the third quarter fiscal 2010. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 4.4% to $1,024,000 from $981,000 primarily due to higher sales volume by both of our licensees in the third quarter fiscal 2011.  Royalties earned from our primary licensee, SMG, Inc. primarily from the retail sale of hot dogs, were $667,000 during the third quarter fiscal 2011 as compared to $633,000 during the third quarter fiscal 2010. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $357,000 during the third quarter fiscal 2011 as compared to $348,000 during the third quarter fiscal 2010. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by 14.9% or $47,000 during the third quarter fiscal 2011, as compared to the third quarter fiscal 2010.

Interest income was $195,000 in the third quarter fiscal 2011 as compared to $224,000 in the third quarter fiscal 2010, primarily due to lower interest income on our cash and cash equivalents as a result of the reduced amount of marketable securities, the current reduced interest rate environment for reinvested securities and less interest earned on the reduced balance of the note receivable received in connection with the sale of Miami Subs on June 7, 2007.

Other income was $19,000 in the third quarter fiscal 2011 as compared to $15,000 in the third quarter fiscal 2010.

Costs and Expenses

Overall, our cost of sales increased by $1,726,000 to $7,961,000 in the third quarter fiscal 2011 as compared to $6,235,000 in the third quarter fiscal 2010. Our gross profit (representing the difference between sales and cost of sales) was $2,276,000 or 22.2% of sales during the third quarter fiscal 2011 as compared to $2,140,000 or 25.6% of sales during the third quarter fiscal 2010. The reduced margin was primarily due to the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $1,833,000 during the third quarter fiscal 2011 as compared to the third quarter fiscal 2010, primarily as a result of the higher sales volume and the approximately 13.2% increased cost of hot dogs. During the third quarter fiscal 2011, the market price of hot dogs was approximately 12.3% higher than during the third quarter fiscal 2010. During the third quarter fiscal 2011, we did not have any purchase commitments in place. However, during the third quarter fiscal 2010 our purchase commitments reduced our costs by approximately $35,000 as compared to purchasing all of our products at then-prevailing market prices. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. In an effort to reduce the negative impact on our profit margin of any future price increases, we have entered into two additional purchase commitments for the purchase of hot dogs. We are currently unable to determine the impact such commitments will have on our future profit margin.

With respect to our Company-owned restaurants, our cost of sales during the third quarter fiscal 2011 was $1,375,000 or 68.9% of restaurant sales, as compared to $1,450,000 or 67.8% of restaurant sales in the third quarter fiscal 2010.  The primary reason for the increase in the cost of sales percentage in the third quarter fiscal 2011 was higher labor and associated costs. Cost of sales to our television retailer declined by $32,000 in the third quarter fiscal 2011, primarily due to lower sales volume.

Restaurant operating expenses were $625,000 in the third quarter fiscal 2011 as compared to $805,000 in the third quarter fiscal 2010. The difference in restaurant operating costs was primarily due to cost savings of $123,000 from not operating two restaurants during the third quarter fiscal 2011 that had been taken back from a franchisee in a prior fiscal period and were re-franchised by the end of  the third quarter fiscal 2010, in addition to a reduction in previously accrued self-insurance costs of $54,000. Although utility costs did not increase significantly during the third quarter fiscal 2011, we continue to be concerned about the uncertain market conditions for oil and natural gas.

Depreciation and amortization was $231,000 in the third quarter fiscal 2011 as compared to $214,000 in the third quarter fiscal 2010. This increase is primarily attributable to higher depreciation expense at our corporate office and to newly-added consigned equipment by our Branded Product Program, which was partly offset by lower restaurant depreciation.

General and administrative expenses increased by $32,000 or 1.3% to $2,440,000 in the third quarter fiscal 2011 as compared to $2,408,000 in the third quarter fiscal 2010. The increase in general and administrative expenses was primarily due to the incremental cost of the litigation with SMG, Inc. of $82,000 in connection with the trial that began in October 2010. Additionally, we incurred higher marketing costs of $150,000, bad debt expense of $34,000 and personnel costs of $33,000, which were offset by lower occupancy costs of $72,000, other professional fees of $71,000 and the effect of an un-leased property expense of $117,000 that was recorded during the third quarter fiscal 2010.

During the third quarter fiscal 2011, we recorded an additional litigation accrual of $1,996,000 as a result of the unfavorable ruling by the court in connection with our litigation with SMG, Inc. (refer to Note L of the Notes to Consolidated Financial Statements in Item 1) representing the additional damages payable to SMG in excess of the estimated damages recorded in a prior period.

(Benefit) Provision for Income Taxes

In the third quarter fiscal 2011, the income tax (benefit) was $(21,000) or (12.1)% of (loss) before income taxes as compared to the income tax provision of $510,000 or 32.7% of income before income taxes in the third quarter fiscal 2010. Nathan’s effective tax rate was reduced by 8.8% during the third quarter fiscal 2011 and reduced by 4.6% during the third quarter fiscal 2010, due to the differing effects of tax-exempt interest income. During the third quarter fiscal 2011, Nathan’s recorded additional taxes of $85,000 in connection with the filing of its March 2010 tax returns, increasing the effective tax rate by 48.9%. During the third quarter fiscal 2010, Nathan’s also resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $41,000, which lowered the effective tax rate by 2.6%. Nathan’s effective tax rates without these adjustments would have been (52.2)% for the third quarter fiscal 2011 and 39.9% for the third quarter fiscal 2010.

Thirty-nine weeks ended December 26, 2010 compared to thirty-nine weeks ended December 27, 2009

Revenues

Total sales were $35,543,000 for the thirty-nine weeks ended December 26, 2010 (“fiscal 2011 period”) as compared to $31,148,000 for the thirty-nine weeks ended December 27, 2009 (“fiscal 2010 period”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 20.9% to $23,199,000 for the fiscal 2011 period as compared to sales of $19,189,000 in the fiscal 2010 period. This increase was primarily attributable to higher volume of product ordered during the period. Total Company-owned restaurant sales, which was comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), and two restaurants that we temporarily operated during part of the second and third quarters of fiscal 2010, increased by 7.2% to $11,310,000 during the fiscal 2011 period as compared to $10,554,000 during the fiscal 2010 period. Sales increased at our five comparable Company-owned restaurants by approximately 11.3% due to higher customer counts of approximately 10.3% and higher check averages of approximately 1.0%. The sales increase arose primarily at our Coney Island restaurant, which we believe was primarily attributable to favorable weather conditions throughout the summer season and due to the success of the first phase of a renovation at a neighboring amusement park. During the fiscal 2011 period, sales to our television retailer were approximately $371,000 lower than the fiscal 2010 period. Nathan’s products were on air 60 times during the fiscal 2011 period as compared to 63 times during the fiscal 2010 period. During the fiscal 2011 period our products were not featured in any special airings as they were during the fiscal 2010 period.

Franchise fees and royalties increased by 3.8% to $3,924,000 in the fiscal 2011 period as compared to $3,779,000 in the fiscal 2010 period. Total royalties were $3,353,000 in the fiscal 2011 period as compared to $3,151,000 in the fiscal 2010 period. During the fiscal 2011 period, we recovered net royalty revenue of $4,000 previously deemed to be uncollectible as compared to not recording royalty revenue of $138,000 deemed uncollectible during the fiscal 2010 period. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $3,349,000 in the fiscal 2011 period as compared to $3,289,000 in the fiscal 2010 period. Franchise restaurant sales were $69,572,000 in the fiscal 2011 period as compared to $70,523,000 in the fiscal 2010 period. Comparable domestic franchise sales (consisting of 127 Nathan’s outlets, excluding sales under the Branded Menu Program) were $55,472,000 in the fiscal 2011 period as compared to $56,000,000 in the fiscal 2010 period, a decrease of 0.9%.  (Royalties earned under the Branded Menu Program are not based upon retail sales but are based on the manufacturers’ sales). Franchise sales within retail environments have declined by approximately 4.5% primarily due to the continuing adverse economic environment, however sales at our travel and entertainment venues were higher by approximately 3.2% compared to the fiscal 2010 period. International franchise sales, principally the Middle East, declined by approximately $552,000 or 18.9% during the fiscal 2011 period as compared to the fiscal 2010 period. At December 26, 2010, 263 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 246 domestic and international franchised or Branded Menu Program franchise outlets at December 27, 2009. Royalty income from three franchised outlets was deemed unrealizable during the fiscal 2011 period as compared to 10 franchised outlets during the fiscal 2010 period. Total franchise fee income was $561,000 in the fiscal 2011 period as compared to $573,000 in the fiscal 2010 period. Domestic franchise fee income was $481,000 in the fiscal 2011 period as compared to $495,000 in the fiscal 2010 period due primarily to higher opening fees earned from the five re-franchised locations opened during the fiscal 2010 period. International franchise fee income was $80,000 in the fiscal 2011 period, as compared to $78,000 during fiscal 2010. During fiscal 2011 and fiscal 2010 periods, we recognized forfeited fees of $10,000 and $55,000, respectively. During the fiscal 2011 period, 32 new franchised outlets opened, including one re-franchised location, two units in China and 16 Branded Menu Program outlets. During the fiscal 2010 period, 26 new franchised outlets were opened, including five re-franchised locations, one unit in Kuwait, one unit in the Dominican Republic and 11 Branded Menu Program outlets.

License royalties were $4,865,000 in the fiscal 2011 period as compared to $4,672,000 in the fiscal 2010 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 0.7% to $3,764,000 from $3,736,000. Royalties earned from our primary licensee, SMG, Inc. primarily from the retail sale of hot dogs, were $2,634,000 during the fiscal 2011 period as compared to $2,653,000 during the fiscal 2010 period. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $1,130,000 during the fiscal 2011 period as compared to $1,083,000 during the fiscal 2010 period. During the fiscal 2011 period, we recovered $75,000 of license royalties from one licensee that had been previously deemed unrealizable. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $90,000 during the fiscal 2011 period as compared to the fiscal 2010 period.

Interest income was $620,000 in the fiscal 2011 period as compared to $704,000 in the fiscal 2010 period, primarily due to lower interest income on our cash and cash equivalents as a result of the reduced amount of marketable securities, the current reduced interest rate environment for reinvested securities and less interest earned on the reduced balance of the note receivable received in connection with the sale of Miami Subs on June 7, 2007.

Other income was $35,000 in the fiscal 2011 period as compared to $49,000 in the fiscal 2010 period.

Costs and Expenses

Overall, our cost of sales increased by $4,427,000 to $26,864,000 in the fiscal 2011 period as compared to $22,437,000 in the fiscal 2010 period. Our gross profit (representing the difference between sales and cost of sales) was $8,679,000 or 24.4% of sales during the fiscal 2011 period as compared to $8,711,000 or 28.0% of sales during the fiscal 2010 period. The reduced margin was primarily due to the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $4,268,000 during the fiscal 2011 period as compared to the fiscal 2010 period, primarily as a result of the higher sales volume and the approximately 8.8% increase in the cost of hot dogs. During the fiscal 2011 period, the market price of hot dogs was approximately 9.9% higher than during the fiscal 2010 period. The Company’s purchase commitments reduced the impact of the increased market price in the fiscal 2011 period. During the fiscal 2011 period, our purchase commitments to acquire 747,000 pounds of hot dogs yielded savings of approximately $146,000 as compared to adding approximately $17,000 to our cost due to the market’s decline during the fiscal 2010 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce the impact of such increased costs through the use of purchase commitments, our margins will be adversely impacted. In an effort to reduce the negative impact on our profit margin of any future price increases, we have entered into two additional purchase commitments for the purchase of hot dogs.  We are currently unable to determine the impact such commitments will have on our future profit margin.

With respect to our Company-owned restaurants, our cost of sales during the fiscal 2011 period was $6,429,000 or 56.8% of restaurant sales, as compared to $6,035,000 or 57.2% of restaurant sales in the fiscal 2010 period.  The primary reason for the decrease in the cost as a percentage of sales in the fiscal 2011 period, was the greater margins achieved from higher sales on labor costs, the recent actions taken to reduce food and paper costs and a one-time opportunistic purchase of certain paper products below market. Cost of sales to our television retailer declined by $235,000 in the fiscal 2011 period, primarily due to lower sales volume.

Restaurant operating expenses were $2,417,000 in the fiscal 2011 period as compared to $2,601,000 in the fiscal 2010 period. The difference in restaurant operating costs was primarily due to cost savings of $232,000 due to the elimination of the costs of operating two restaurants during the second quarter and third quarter fiscal 2011 which were re-franchised during that period, mostly offset by higher costs at our five comparable restaurants for higher maintenance costs of $46,000, operating supply costs of $27,000, utility costs of $24,000 which were partly offset by lower insurance costs due primarily to a reduction in previously accrued self insurance costs of $54,000. During the fiscal 2011 period our utility costs were approximately 5.3% higher than the fiscal 2010 period. We continue to be concerned about the uncertain market conditions for oil and natural gas.

Depreciation and amortization was $688,000 in the fiscal 2011 period as compared to $614,000 in the fiscal 2010 period. This increase is primarily attributable to higher depreciation expense at our corporate office and for newly-added consigned equipment by our Branded Product Program, which were partly offset by lower restaurant depreciation.

General and administrative expenses increased by $361,000 to $7,636,000 in the fiscal 2011 period as compared to $7,275,000 in the fiscal 2010 period. The increase in general and administrative expenses was primarily due to the incremental cost of the litigation with SMG, Inc. of $364,000 in connection with the trial that began in October 2010. Additionally, we incurred higher marketing costs of $224,000 and personnel costs of $152,000, which were partly offset by lower bad debt expense of $161,000, other professional fees of $105,000, occupancy costs of $73,000 and the effect of an un-leased property expense of $117,000 that was recorded during the third quarter fiscal 2010.

During the fiscal 2011 period, we recorded a litigation accrual of $4,910,000 as the result of the unfavorable ruling by the court in connection our litigation with SMG, Inc. (Refer to Note L of the Notes to Consolidated Financial Statements in Item 1.)

Provision for Income Taxes

In the fiscal 2011 period, the income tax provision was $814,000 or 32.9% of income before income taxes as compared to $2,647,000 or 35.6% of income before income taxes in the fiscal 2010 period. Nathan’s effective tax rate was reduced by 9.6% and 3.2% during the fiscal 2011 and fiscal 2010 periods, respectively, due to the differing effects of tax-exempt interest income. During the third quarter fiscal 2011, Nathan’s recorded additional taxes of $85,000 in connection with the filing of its March 2010 tax returns, increasing the effective tax rate by 3.4%. Additionally, during the fiscal 2011 period, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $79,000, which lowered the effective tax rate by 3.2%.  During the fiscal 2010 period, Nathan’s also resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $91,000, which lowered the effective tax rate by 1.3%. Nathan’s effective tax rates without these adjustments would have been 42.3% for the fiscal 2011 period and 40.1% for the fiscal 2010 period.  Nathan’s is seeking to resolve additional uncertain tax positions during the year ending March 27, 2011. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $50,000 during the remainder of this fiscal year, although no assurances can be given in this regard.

Off-Balance Sheet Arrangements

During the third quarter fiscal 2011, we entered into two purchase commitments to purchase a total of 1,486,000 pounds of hot dogs at a total cost of $2,629,000, for purchase between January and April 2011. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.  See Note L to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash and cash equivalents at December 26, 2010 aggregated $10,919,000, decreasing by $690,000 during the fiscal 2011 period.  At December 26, 2010, marketable securities were $22,022,000 compared to $24,317,000 at March 28, 2010 and net working capital decreased to $31,658,000 from $36,668,000 at March 28, 2010.

Cash provided by operations of $4,857,000 in the fiscal 2011 period is primarily attributable to net income of $1,658,000 and other non-cash items of $1,100,000, net. Changes in Nathan’s operating assets and liabilities increased cash by $2,099,000, primarily resulting from increased accounts payable and accrued expenses of $4,111,000, which were partly offset by increased accounts and other receivables, net of $1,207,000 and increased prepaid expenses and other current assets of $977,000. The increase in accounts payable and accrued expenses primarily relates to the litigation accrual of $4,910,000 arising from the unfavorable ruling in connection with the SMG, Inc. litigation. The increase in accounts and other receivables is primarily due to increased Branded Product Program sales. The increase in prepaid expenses is primarily due to the increased prepaid income taxes of $1,171,000 which was partly offset by the utilization of various prepaid expenses of $155,000.

Cash provided by investing activities was $1,221,000 in the fiscal 2011 period. We received cash proceeds of $1,900,000 from the redemption of a maturing available-for-sale security and $81,000 from the receipt of payments on the note receivable received in connection with the sale of Miami Subs. We incurred capital expenditures of $760,000 primarily in connection with our Branded Product Program and capital maintenance projects at our restaurants.

Cash was used in financing activities of $6,768,000 in the fiscal 2011 period, primarily for the purchase of 438,330 shares of Company Common Stock at a cost of $6,992,000 pursuant to the stock repurchase plans as authorized by the Board of Directors, as more fully described below.  Cash was received from the proceeds of employee stock option exercises of $87,000 and the expected realization of the associated tax benefit of $137,000.

Beginning October 2001 through December 26, 2010, Nathan’s purchased a total of 3,617,123 shares of common stock at a cost of approximately $32,184,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 438,330 shares of common stock were repurchased at a cost of approximately $6,992,000 during the thirty-nine-week period ended December 26, 2010.

On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock. As of December 26, 2010, the Company has completed its repurchase of 500,000 shares at a cost of $7,279,000 under the fourth stock repurchase plan.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. As of December 26, 2010, the Company has completed its repurchase of 500,000 shares at a cost of $6,637,000 under the fifth stock repurchase plan.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. As of December 26, 2010, the Company has repurchased 117,123 shares at a cost of $1,872,000 under the sixth stock repurchase plan.

On September 10, 2010, Nathan’s entered into a new 10b5-1 Agreement with Mutual Securities, Inc. (“ MSI”), authorizing the purchase of shares of the Company’s common stock, having a value of up to an aggregate $4,800,000. Such purchases were able to commence on September 20, 2010. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million. This agreement will terminate on September 19, 2011. As of December 26, 2010, the Company has repurchased shares aggregating $587,000 pursuant to this 10b5-1 Agreement. The 10b5-1 Agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934.

As of December 26, 2010, an aggregate of 382,877 shares are remaining to be purchased pursuant to the Company’s previously-adopted stock repurchase plans.

On February 1, 2011, Nathan’s Board of Directors has authorized the purchase of its common stock by an additional 300,000 shares. After giving effect to this increase, an aggregate of 581,822 shares remain available for purchase under Nathan’s stock buy-back programs, to date.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

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

At December 26, 2010, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

			Payments Due by Period

		Less than			More than

Cash Contractual Obligations	Total	1 Year	1 - 3 Years	3-5 Years	5 Years

Employment Agreements	$2,096	$1,096	$600	$400	$-

Operating Leases	17,972	1,456	2,709	2,765	11,042

Gross Cash Contractual Obligations	20,068	2,552	3,309	3,165	11,042

Sublease Income	676	333	239	48	56

Net Cash Contractual Obligations	$19,392	$2,219	$3,070	$3,117	$10,986

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, since then, we have experienced volatility in our costs for certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. During the fiscal 2011 period, the market price of hot dogs was approximately 9.9% higher than during the fiscal 2010 period. However, as a result of the effects of the Company’s purchase commitments during fiscal 2011, our cost of beef was only approximately 8.8% higher than the fiscal 2010 period. The purchase commitments yielded a higher benefit to the Company during the fiscal 2011 period as compared to the purchase commitment in effect during the fiscal 2010 period. During the fiscal 2011 period, our costs were approximately 0.8% lower than if our purchases were made at the prevailing market prices as compared to the fiscal 2010 period, when our costs were higher by 0.1%. During the first six months of calendar 2010, the cost of beef and beef trimmings rose significantly, well ahead of the normal seasonal fluctuations, testing the all-time highs reached in the summer of 2008. Since September 2010, market prices have been fairly stable.  Prices during the October through December 2010 period were approximately 12.3% higher than the comparable 2009 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the balance of fiscal 2011 and fiscal 2012. During the third quarter fiscal 2011, we entered into two additional purchase commitments. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants.

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

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 26, 2010, Nathan’s cash and cash equivalents aggregated $10,919,000. Earnings on this cash and cash equivalents would increase or decrease by approximately $27,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 26, 2010, the market value of Nathan’s marketable securities aggregated $22,022,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value.  Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $55,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at December 26, 2010 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$22,655	$22,502	$22,285	$22,022	$21,750	$21,479	$21,213

Borrowings

The interest rate on our prior borrowings was generally determined based upon the prime rate and was subject to market fluctuation as the prime rate changed, as determined within each specific agreement.  Effective August 3, 2010, we established an uncommitted line of credit of $10,000,000 at either the prime rate (3.25% as of December 26, 2010) or the 1-month LIBOR rate plus 200 basis points (2.25625% as of December 26, 2010), which was set to expire on June 30, 2011. On November 4, 2010, the Company terminated this agreement. We do not anticipate entering into interest rate swaps or other financial instruments to hedge any future borrowings. At December 26, 2010, we had no outstanding bank indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. Accordingly, we do not believe that fluctuations in interest rates would have a material impact on our financial results.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. In January 2008, we began a program of entering into purchase commitments with our primary supplier to produce and deliver hot dogs at agreed-upon prices.  In January 2009, we entered a purchase commitment, as amended, to acquire 2,592,000 pounds of hot dogs for $4,368,000 which were purchased between April 2009 and September 2009. In February 2010, we entered into a purchase commitment to acquire 585,000 pounds of hot dogs for $1,013,000, in addition to the remaining product to be purchased pursuant to our prior purchase commitment for approximately 162,000 pounds of hot dogs for approximately $262,000, including over-production. All of this product was purchased between April 2010 and June 2010. During the fiscal 2011 period, the market price of hot dogs was approximately 9.9% higher than during the fiscal 2010 period. However, during that same period, due to our purchase commitments, our cost of beef was only approximately 8.8% higher than the fiscal 2010 period. During the third quarter fiscal 2011, we entered into two purchase commitments to purchase a total of 1,486,000 pounds of hot dogs at a total cost of $2,629,000, for purchase between January and April 2011. We may attempt to enter into similar arrangements for hot dogs and other products in the future.  With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 26, 2010 would have increased or decreased our cost of sales by approximately $2,178,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended December 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is party to a License Agreement with SMG, Inc. (“SMG”) dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan’s Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company answered SMG’s complaint in Illinois and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a Stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  On September 17, 2010, SMG filed a motion for summary judgment with respect to the claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  A trial on the claims relating to Nathan’s termination of the License Agreement took place between October 6 and October 13, 2010.  Oral argument on the claims relating to the sale of Nathan’s proprietary seasonings took place prior to the start of the trial.  On October 13, 2010, an Order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On December 17, 2010, the Court ruled that Nathan’s was not entitled to terminate the License Agreement.  On January 19, 2011, the parties submitted an agreed upon order which, among other things, assessed damages against Nathan’s of approximately $4,910,000 inclusive of pre-judgment interest, which has been accrued in the accompanying consolidated financial statements of December 26, 2010.  The Order was expected to be entered on February 3, 2011, however, due to weather conditions, the court was closed. Nathan’s expects that the Order will be entered in February 2011.  Nathan’s is considering whether to appeal this Order.

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

The Company is currently engaged in litigation with its primary supplier of hot dogs for each of the Company’s major lines of business. The Company was seeking the right to terminate its License Agreement with the supplier prior to the scheduled expiration date of the License Agreement in February 2014. However, on October 13, 2010, the court presiding over that litigation granted the supplier’s motion for summary judgment with respect to the supplier’s claims relating to the sale to it of Nathan's proprietary seasonings and on December 17, 2010, the court determined that the Company was not entitled to terminate its License Agreement with such supplier.  Subsequently, on January 19, 2011, the parties submitted an agreed-upon order which, among other things, assessed damages against Nathan's for the seasonings claims in the amount of $4,909,701.44, inclusive of pre-judgment interest, which order is expected to be entered in February 2011.  The Company is considering whether to appeal the court’s orders.

In the event that the Company appeals the court’s orders, then notwithstanding the fact that the Company’s hot dog supplier is contractually obligated to perform its obligations under the License Agreement until its termination in 2014 and the Company expects the hot dog supplier to continue to discharge those obligations, there is no assurance that the supplier will do so.  In addition, in the event that the Company determines to appeal the court’s orders and is successful, the Company would be entitled to terminate the License Agreement.  In anticipation of such termination, the Company has been seeking one or more alternative sources of supply to commence immediately following the termination of the License Agreement (or sooner if necessary); however, the termination of the License Agreement, which represents approximately 50% of our fiscal 2010 licensing revenue, presents a number of risks to the Company and its operations.

In the event that the hot dog supplier breaches its contractual obligations under the License Agreement by failing or refusing to manufacture and supply hot dogs for the Company’s restaurant and Branded Product Program operations or to manufacture, distribute, market and sell Nathan’s Famous hot dogs to the retail trade, or if the Company is successful in its appeal of the court’s orders and terminates the License Agreement, there is no assurance that the Company could secure an alternate source of supply in a timely manner or on terms as advantageous to the Company as those with the current supplier.

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

A significant portion of Nathans’ earnings comes from royalties paid by Nathan’s product licensees such as SMG, Inc., John Morrell and Company and ConAgra Foods Lamb Weston, Inc. Although our agreements with these licensees contain numerous controls and safeguards, and Nathan’s monitors the operations of its product licensees, Nathan’s licensees are independent contractors, and their employees are not employees of Nathan’s. Accordingly, Nathan’s cannot necessarily control the performance of its licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture Nathan’s products for retail distribution and our foodservice businesses, market the licensed products and assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming to the quality and or quantity of a licensed product is likely to be attributed by consumers to an entire brand’s reputation, potentially adversely affecting Nathans’ business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans

Sept. 28, 2010
Oct. 25, 2010	19,915	$15.945	19,915	736,957

Oct. 26, 2010
Nov. 22, 2010	303,080	$16.023	303,080	433,877

Nov. 23, 2010
December 26, 2010	51,000	$16.003	51,000	382,877

Total	373,995	$15.990	373,995	382,877

A) Represents the Company’s fiscal periods during the third quarter ended December 26, 2010.

On September 14, 2001, Nathan’s was authorized to purchase up to 1,000,000 shares of its common stock. Pursuant to its first stock repurchase program, Nathan’s repurchased 1,000,000 shares of common stock in open market transactions and a private transaction at a total cost of $3,670,000. On October 7, 2002, Nathan’s was authorized to purchase up to 1,000,000 additional shares of its common stock. Nathan’s concluded the second authorized stock repurchase program of 1,000,000 shares of common stock at a cost of approximately $5,416,000. On November 5, 2007, Nathan’s Board of Directors authorized the purchase of up to an additional 500,000 shares of its common stock on behalf of the Company.  On June 11, 2008, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “first 10b5-1 Agreement”) pursuant to which MSI was authorized to purchase shares of the Company’s common stock having a value of up to an aggregate $6 million.  Purchases under the first 10b5-1 Agreement have been completed. On February 5, 2009, Nathan’s and MSI entered into a second agreement (the “second 10b5-1 Agreement”) pursuant to which MSI was authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $3.6 million, which purchases commenced on March 16, 2009.  Both the first and the second 10b5-1 Agreements were adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously-announced stock repurchase plans, for the purchase of up to 500,000 shares.  The first 10b5-1 plan was completed.  The second 10b5-1 Agreement was originally due to terminate no later than March 15, 2010.  On November 6, 2009, Nathan’s and MSI amended the terms of the second 10b5-1 Agreement to increase the aggregate amount to $4.2 million and extend the termination date to no later than August 10, 2010, which at such time did terminate. On September 10, 2010, Nathan’s entered into its third agreement (the “third 10b5-1 Agreement”) pursuant to which MSI has been authorized to purchase shares of the Company’s common stock, having a value of up to an aggregate $4.8 million, which purchases commenced on September 20, 2010. As of December 26, 2010, the Company has repurchased shares aggregating $587,000 pursuant to the third 10b5-1 Agreement. On February 3, 2011, Nathan’s and MSI amended the third 10b5-1 Agreement to increase the aggregate value to approximately $7.5 million. The third 10b5-1 Agreement is scheduled to expire on September 19, 2011.

On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock. As of December 26, 2010, the Company has completed its repurchase of 500,000 at a cost of $7,279,000 under the fourth stock repurchase plan.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. As of December 26, 2010, the Company has completed its repurchase of 500,000 shares at a cost of $6,637,000 as of December 26, 2010, under the fifth stock repurchase plan.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. As of December 26, 2010, the Company has repurchased 117,123 shares at a cost of $1,872,000 under the sixth stock repurchase plan.

Through December 26, 2010, Nathan’s purchased a total of 3,617,123 shares of common stock at a cost of approximately $32,184,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

As of December 26, 2010, an aggregate of 382,877 shares remain to be purchased pursuant to the Company’s previously-adopted stock repurchase plans.

On February 1, 2011, Nathan’s Board of Directors has authorized the purchase of its common stock by an additional 300,000 shares. After giving effect to this increase, an aggregate of 581,822 shares remain available for purchase under Nathan’s stock buy-back programs, to date.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Item 5.  Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

On February 3, 2011, Nathan’s and Mutual Securities, Inc. (“MSI”) entered into an amendment (the “Amendment”) to the Issuer Repurchase Agreement between Nathan’s and MSI dated September 10, 2010 (the “Issuer Repurchase Agreement”). Pursuant to the Amendment, the aggregate value of the shares purchasable under the Issuer Repurchase Agreement was increased to $7,514,252.03. Both the Issuer Repurchase Agreement and the Amendment were adopted under the safe harbor provided by Rule 10b5-1 of the Securities Exchange Act of 1934 in order to assist the Company in implementing its previously announced stock purchase plans.

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

10.1	*First Amendment to 10b5-1 Issuer Repurchase Instructions between Nathan’s Famous, Inc. and Mutual Securities, Inc. dated September 10, 2010.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 4, 2011	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2011	By:	/s/ Ronald G. DeVos
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

10.1	*First Amendment to 10b5-1 Issuer Repurchase Instructions between Nathan’s Famous, Inc. and Mutual Securities, Inc. dated September 10, 2010.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Filed herewith.