Form 10-K
period 2011-03-27
NATHANS FAMOUS INC
filed 2011-06-09
CIK 69733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 27, 2011
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
Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 24, 2010 - was approximately $67,452,000.

As of June 2, 2011, there were outstanding 5,078,813 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference from the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather, legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the ability to continue to attract franchisees; no material increases in the minimum wage; our ability to attract competent restaurant and managerial personnel; and the future effects of bovine spongiform encephalopathy, BSE, first identified in the United States on December 23, 2003;  as well as those risks discussed from time to time in this Form 10-K annual report for the year ended March 27, 2011, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Item 1.  Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treacher’s Corp., owner of the Arthur Treacher’s brand since February 28, 2006, and its former subsidiaries, Miami Subs Corporation, owner of the Miami Subs brand through May 30, 2007 and NF Roasters Corp., owner of the Kenny Rogers Roasters brand through April 23, 2008.

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. The Company considers itself to be in the foodservice industry, and has pursued co-branding and co-hosting initiatives; accordingly, management has evaluated the Company as a single reporting unit. Our major channels of distribution are as follows:

•
Operating and franchising quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, and a variety of other menu offerings, which operate under the name "Nathan’s Famous," the name first used at our original Coney Island restaurant which opened in 1916.

•
Our Franchise program, including through the introduction of the Branded Menu Program, previously known as our Limited-menu Frank and Fry Franchise Program, in fiscal 2007.  The Branded Menu Program enables qualified foodservice operators  to offer a menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings, other Nathan’s Famous menu offerings and, in select locations, beginning the past fiscal year, certain Arthur Treacher’s products.

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

We also own the Arthur Treacher’s brand and trademarks, which our NF Treachers Corp. subsidiary acquired on February 28, 2006.  Before the acquisition, we were party to a licensing arrangement with the prior owners of Arthur Treacher’s that permitted us to include limited menu Arthur Treacher’s operations within our restaurant system.  Today, we continue to use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants and included certain Arthur Treacher’s products in the Branded Menu program during the fiscal year ended March 27, 2011 (“fiscal 2011”).

We previously operated two other branded restaurant systems which we sold. On June 7, 2007, we completed the sale of our wholly-owned subsidiary, Miami Subs Corporation, to Miami Subs Capital Partners I, Inc., effective as of May 31, 2007.  Pursuant to the stock purchase agreement, we sold all of the stock of Miami Subs Corporation in exchange for $3,250,000, consisting of $850,000 in cash and the purchaser’s promissory note in the principal amount of $2,400,000, as amended. We had acquired Miami Subs Corporation in September 1999.

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

•
expanding the number of domestic franchised Nathan’s Famous restaurant units through the opening of new and innovative types of locations, such as through the Branded Menu Program, as well as the development of an international franchising program;

•	expanding our licensing programs for packaged Nathan’s Famous products through new product introductions and geographic expansion; and

•
operating our existing Company-owned restaurants, and during the period that we owned the Miami Subs and Kenny Rogers brands, seeking to expand our sales by introducing those brands in Nathan’s locations and the Nathan’s brand in Miami Subs locations.

As a result of our efforts to expand the Nathan’s Famous brand, as of March 27, 2011:

•	our Nathan’s Famous restaurant system consisted of 264 franchised units and five Company-owned units (including one seasonal unit) located in 26 states and six foreign countries;

•
our Nathan’s Famous Branded Product Program distributes our Nathan’s World Famous Beef Hot Dogs throughout 50 states, the District of Columbia, Puerto Rico, Canada, Guam, the US Virgin Islands and Kuwait; and

•	Nathan’s Famous packaged hot dogs and other products were offered for sale within 31,000 supermarkets and club stores in 42 states.

Our revenues are generated primarily from sales of products sold through our Branded Product Program and within our Company-owned restaurants, as well as from the royalties, fees and other sums we earn from our franchising and licensing activities.

We plan to continue expanding the scope and market penetration of our Branded Product and Branded Menu Programs, further develop the restaurant operations of existing Nathan’s Famous franchised and Company-owned outlets, open new Nathan’s Famous franchised outlets in traditional or captive market environments and expand the Nathan’s Famous retail licensing programs. We may also selectively consider opening new Company-owned restaurants.  During fiscal 2011 we opened our first two franchise locations in Beijing, China. We expect to open our first franchised location in Canada during fiscal 2012, and further seek to develop an expanded international presence through the use of franchising and distribution agreements based upon individual or combined use of our business alternatives.

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

Restaurant Operations

Currently, our restaurant operations are comprised solely of Nathan’s Famous restaurants, which have been co-branded with Arthur Treacher’s and Kenny Rogers Roasters menu items in 57 and 49 units, respectively.

Nathan’s Famous Concept and Menus

Our Nathan’s Famous concept is scalable, offering a wide range of facility designs and sizes, suitable to a vast variety of locations, featuring a core menu consisting of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.  Nathan’s menu is designed to take advantage of site-specific market opportunities by adding complementary food items to the core menu.  The Nathan’s concept is suitable to stand-alone or can be co-branded with other nationally recognized brands.

Nathan’s World Famous Beef Hot Dogs are flavored with its secret blend of spices provided by Ida Handwerker in 1916, which historically have distinguished Nathan’s World Famous Beef Hot Dogs.  Our hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 95 years in our Company-owned and franchised restaurants. Our signature crinkle-cut French fries are featured at each Nathan’s restaurant. Nathan’s crinkle-cut French fries are cooked in 100% trans-fat-free oil.  We believe that the majority of sales in our Company-owned units consists of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.

Individual Nathan’s restaurants supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices including: char-grilled hamburgers, crispy chicken tenders, crispy chicken and char-grilled chicken sandwiches, Philly cheese steaks, selected seafood items, a breakfast menu and assorted desserts and snacks.  While the number of supplemental menu items carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions.  Each of these supplemental menu options consists of a number of individual items; for example, the hamburger menu may include char-grilled bacon cheeseburgers, double-burgers and super cheeseburgers. We seek to maintain the same quality standard with each of Nathan’s supplemental menus as we do with Nathans’ core hot dog and crinkle-cut French fries menu.  Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights.  Nathan’s also has a “Kids Meal” program in which various menu alternatives are combined with toys designed to appeal to the children’s market. Soft drinks, iced tea, coffee and old fashioned lemonade and orangeade are also offered.  The Company continually evaluates new products. In the course of its evaluations, the Company seeks to respond to changing consumer trends, including a trend toward perceived “healthier” products.  In addition to its well-established, signature products, the Company offers for sale in many of its restaurants up to seven chicken products, six fish products, and five salad, soup, and vegetable products. Additionally, our crinkle-cut French fries are prepared in trans-fat-free oil in all restaurants.

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

Arthur Treacher’s Fish-n-Chips Concept and Menu

Arthur Treacher’s Fish-n-Chips, Inc. was originally founded in 1969. Arthur Treacher’s main product is its "Original Fish-n-Chips," consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The full menu restaurants emphasize the preparation and sale of batter-dipped fried seafood and chicken dishes served in a quick-service environment. Other Arthur Treacher's products that may be offered in full menu restaurants include chicken, shrimp, clams and an assortment of other seafood combination dishes.  The full menu restaurants operate a sit-down style, quick serve operation under a uniform business format consisting of methods, procedures, building designs, décor, color schemes and trade dress. The restaurant format also utilizes certain service marks, logos, copyrights and commercial symbols.  Currently, Arthur Treacher’s products are served within 57 Nathan’s Famous restaurants, whereby the menu generally consists of fish fillets, shrimp, clams and hush puppies. The Arthur Treacher’s brand is generally represented in these restaurants by the use of limited trade dress, certain service marks, logos, copyrights and commercial symbols.

Kenny Rogers Roasters Menu

Prior to the sale of NF Roasters Corp. on April 23, 2008, the Kenny Rogers Roasters brand was used primarily as a co-brand that was located within Nathan’s and Miami Subs domestic restaurants utilizing certain Kenny Rogers Roasters products, which included chicken sandwiches, chicken tenders and chicken wings, as part of the restaurant’s menu offering. At the time of sale, the Kenny Rogers Roasters restaurant system consisted primarily of approximately 98 traditional restaurants operating internationally and was co-branded in approximately 100 locations within the Nathan’s Famous and Miami Subs domestic restaurant systems. In connection with the sale, we retained the right to continue using the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the then-existing Nathan’s Famous and Miami Subs restaurants where the Kenny Rogers products had already been introduced.

Miami Subs Menu

Prior to the sale of Miami Subs Corporation effective May 31, 2007, Nathan’s operated Miami Subs as the franchisor of the Miami Subs concept, which featured a wide variety of moderately-priced lunch, dinner and snack foods, including hot and cold submarine sandwiches, various ethnic foods such as gyros and pita sandwiches, flame grilled hamburgers and chicken breast sandwiches, cheese steaks, chicken wings, fresh salads, ice cream and other desserts and beverages.  Nathan’s also introduced its Nathan’s, Kenny Rogers Roasters and Arthur Treacher’s signature products into a number of Miami Subs restaurants. At the time of sale, the Miami Subs restaurant system consisted of approximately 65 restaurants. In connection with the sale, Miami Subs retained the right to continue offering the Nathan’s, Kenny Rogers Roasters and Arthur Treacher’s signature products within its restaurant system.

Franchise Operations

At March 27, 2011, our Nathan’s Famous franchise system, including our Branded Menu Program, consisted of 264 units operating in 26 states and six foreign countries.

Our franchise system counts among its 153 franchisees such well-known companies as HMS Host, ARAMARK Leisure Services, Inc., Delaware North, Centerplate (formerly known as Service America Corp.), Culinart, National Amusements, Hershey Entertainment and Six Flags Theme Parks. We continue to seek to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During our fiscal year ended March 27, 2011, no single franchisee accounted for over 10% of our consolidated revenue. At March 27, 2011, HMS Host operated 23 franchised outlets, including seven units at airports, 13 units within highway travel plazas and three units within malls. Additionally, at March 27, 2011, HMS Host operated 48 locations featuring Nathan’s products pursuant to our Branded Product Program. At March 27, 2011, there were also 54 Brusters Real Ice Cream locations selling Nathan’s products under our Branded Menu Program.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service.  All standards and specifications are developed by us to be applied on a system-wide basis.  We regularly monitor franchisee operations and inspect restaurants.  Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement.  We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed.  We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During fiscal 2011, franchisees opened 40 new Nathan’s Famous franchised units in the United States (including 22 Branded Menu Program units) and no franchise agreements were terminated for non-compliance.

A franchisee who desires to open multiple units in a specific territory within the United States may enter into an area development agreement under which we would expect to receive an area development fee based upon the number of proposed units which the franchisee is authorized to open.  As units are opened under such agreements, a portion of such area development fee may be credited against the franchise fee payable to us, as provided in the standard franchise agreement. We may also grant exclusive territorial rights in foreign countries for the development of Nathan’s units based upon compliance with a predetermined development schedule in exchange for a master development fee. Additionally, we may further grant exclusive manufacturing and distribution rights in foreign countries, and we expect to require an exclusivity fee to be conveyed for such exclusive rights.

Nathan’s Branded Menu Program

During our fiscal year ended March 30, 2008, we began marketing the Nathan’s Famous Branded Menu Program. Initially, that program enabled qualified foodservice operators to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings, and a limited menu of other Nathan’s products. Under the Branded Menu Program, the operator may use the Nathan’s Famous trademarks on signage and as a part of its menu boards.  Additionally, the operator may use Nathan’s Famous paper goods and point of sale marketing materials.  Nathan’s also provides architectural and design services, training and operation manuals in conjunction with this program.  The operator provides Nathan’s with a fee and is required to sign a 10-year agreement.  Nathan’s does not collect a royalty directly from the operator and the operator is not required to report sales to Nathan’s as required by the standard franchise arrangements. The Branded Menu Program operator is required to purchase products from Nathan’s approved distributors; we earn our royalties from such purchases.

As of March 27, 2011, the Branded Menu Program was comprised of 88 outlets.  In fiscal 2008, Brusters Real Ice Cream, a premium ice cream franchisor headquartered in Western Pennsylvania with approximately 241 company-owned and franchised ice cream shops located largely in the southeast United States, adopted the Nathan’s Famous Branded Menu Program.  As of March 27, 2011, Brusters Real Ice Cream shops operated 54 Nathan’s Famous Branded Menu operations.  During fiscal 2011, we opened 22 Branded Menu locations and anticipate further expanding this program during fiscal 2012, including through the introduction of Arthur Treacher’s products.

Arthur Treacher’s

At the time of our acquisition of Miami Subs in fiscal 2000, Miami Subs had an existing co-branding agreement with the franchisor of the Arthur Treacher’s Fish-n-Chips restaurant system permitting Miami Subs to include limited-menu Arthur Treacher’s restaurant operations within Miami Subs restaurants (the “AT Co-Branding Agreement”).  Through our acquisition of Miami Subs, we were able to extend the terms of the AT Co-Branding Agreement to allow the inclusion of a limited number of Arthur Treacher’s menu items within Nathan’s Famous restaurants as well.  Nathan’s believes its co-branding efforts with the Arthur Treacher’s concept have been extremely successful.

To enable us to further benefit from the use of the Arthur Treacher’s brand, we acquired all trademarks and other intellectual property relating to the Arthur Treacher’s brand from PAT Franchise Systems, Inc. (“PFSI”) on February 28, 2006 and terminated the AT Co-Branding Agreement.  Simultaneously, we granted back to PFSI a limited license to use the Arthur Treacher’s intellectual property solely for the purposes of:  (a) PFSI continuing to permit the operation of its then-existing Arthur Treacher’s franchised restaurant system (which PFSI informed us consisted of approximately 60 restaurants); and (b) PFSI granting rights to third parties who wish to develop new traditional Arthur Treacher’s quick-service restaurants in Indiana, Maryland, Michigan, Ohio, Pennsylvania, Virginia, Washington D.C. and areas of Northern New York State (collectively, the “PFSI Markets”). Due to non-compliance with PFSI’s development schedule, the ability to grant development rights to third parties in the states of Maryland, Virginia, Washington D.C. and Northern New York State reverted back to Nathan’s. We retained certain rights to sell franchises for the operation of Arthur Treacher’s restaurants in certain circumstances within the geographic scope of the PFSI Markets.

As a result of this transaction, we are now the sole owner of all rights to the Arthur Treacher’s brand and the exclusive franchisor of the Arthur Treacher’s restaurant system (subject to the limited license granted back to PFSI for the PFSI Markets).  We no longer have any ongoing obligation to pay fees or royalties to PFSI in connection with our use of the Arthur Treacher’s intellectual property.  Similarly, PFSI has no obligation to pay fees or royalties to us in connection with its use of the Arthur Treacher’s intellectual property within the PFSI Markets.

As of March 27, 2011, there were Arthur Treacher’s co-branded operations included within 57 Nathan’s Famous restaurants.  Currently, our primary intention is to continue including co-branded Arthur Treacher’s operations within our Nathan’s Famous restaurants, expanding the newly-established Arthur Treacher’s Branded Menu Program and exploring alternative distribution channels for Arthur Treacher’s products.  Additionally, we may explore in the future a franchising program focused on the expansion of traditional, full-menu Arthur Treacher’s restaurants outside of the PFSI Markets.  During fiscal 2011, the Branded Menu Program was extended on an opportunistic basis to include certain Arthur Treacher’s products. Nathan’s may offer a separate Arthur Treacher’s Branded Menu Program during fiscal 2012.

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

Company-owned Nathan’s Restaurant Operations

As of March 27, 2011, we operated five Company-owned Nathan’s units, including one seasonal location, in New York.  Four of our Company-owned restaurants range in size from approximately 2,500 square feet to 10,000 square feet, are all free-standing buildings and have seating to accommodate between 60 and 350 customers.  These restaurants are open seven days a week on a year-round basis and are designed to appeal to all ages of consumers.  Our one seasonal location is approximately 440 square feet. We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards.

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

International Development

As of March 27, 2011, Nathan’s Famous franchisees operated 23 units in six foreign countries, having significant operations within Kuwait. During the current fiscal year, our international franchising program included opening our first two Nathan’s Famous franchised restaurants in Beijing, China and a Branded Menu location on the Kandahar Air Force Base in Afghanistan.

During fiscal 2010, we entered into master agreements for development of Nathan’s in China and Canada; pursuant to the development schedules, the first two franchised locations opened in Beijing, China during fiscal 2011. In fiscal 2012, we expect to open two additional franchised restaurants in Beijing, China and our first franchised location in Canada. The China and Canada master agreements provide for the development of Nathan’s restaurants to be owned and operated by the developer, with each agreement providing the developer with the right to sub-franchise the development of Nathan’s units to qualified third parties.  Additionally, the Canadian developer also entered into a distribution agreement with us for the development of a Branded Product Program in Canada. During fiscal 2011, we entered into a master agreement with sub franchise rights, retail distribution agreement and Branded Product Program distribution agreement for the development of Nathan’s in the Dominican Republic. Each master agreement requires the payment of a master development fee to Nathan’s in addition to ongoing opening fees and royalties. We may continue to grant exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, and we expect to require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally through the use of master franchising agreements based upon individual or combined use of our existing restaurant concepts and for the distribution of Nathan’s products.

Following is a summary of our international operations for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009: See Item 1A-“Risk Factors.”

	March 27, 2011	March 28, 2010	March 29, 2009

Total revenue	$1,431,000	$1,129,000	$798,000

Gross profit (a)	$468,000	$439,000	$399,000

Total Assets	-	-	-

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 27, 2011 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Alabama	-	3	3
Arizona	-	2	2
Arkansas	-	1	1
California	-	4	4
Connecticut	-	5	5
Delaware	-	1	1
Florida	-	20	20
Georgia	-	24	24
Kentucky	-	4	4
Maryland	-	1	1
Massachusetts	-	8	8
Michigan	-	1	1
Mississippi	-	1	1
Nevada	-	10	10
New Hampshire	-	1	1
New Jersey	-	39	39
New York	5	66	71
North Carolina	-	4	4
Ohio	-	11	11
Pennsylvania	-	19	19
Rhode Island	-	1	1
South Carolina	-	5	5
Tennessee	-	1	1
Texas	-	1	1
Virginia	-	7	7
West Virginia	-	1	1
Domestic Subtotal	5	241	246

International Locations
Afghanistan	-	1	1
Cayman Islands	-	1	1
China	-	2	2
Dominican Republic	-	3	3
Egypt	-	1	1
Kuwait	-	15	15
International Subtotal	-	23	23
Grand Total	5	264	269

(1)	Amounts include 88 units operated pursuant to our Branded Menu Program. Units operating pursuant to our Branded Product Program are excluded.

Nathan’s Branded Product Program

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

As of March 27, 2011, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam and Canada.    During fiscal 2011, the number of locations offering Nathan’s branded products continued to expand.  Today, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s and Cheesecake Factory, national movie theater chains such as Regal Entertainment, National Amusements and Rave Theaters, national retail chains such as K-Mart, casino hotels such as Foxwoods Casino in Connecticut and Turning Stone Casino in upstate New York and convenience store chains such as Race Trac.  The Branded Product Program also continued its expansion in professional sports arenas with Nathan’s World Famous Beef Hot Dogs now being served by the New York Yankees, New York Mets, New York Jets, New York Giants, New York Islanders, New Jersey Devils, Boston Celtics, Boston Bruins, Dallas Cowboys, Carolina Panthers and Charlotte Bobcats.  Additionally, our products are offered in numerous other foodservice operations including cafeterias, snack bars and vending machines located in many different types of environments, including airports, highway travel plazas, colleges and universities, military installations and Veteran’s Administration hospitals throughout the country.

Nathan’s expects to continue to seek out and evaluate a variety of alternative means designed to maximize the value of our Branded Product Program.

Expansion Program

We expect to continue the growth of our Branded Product Program through the addition of new points of sale.   We intend to keep targeting sales to a broad line of food distributors which we believe compliments our continuing focus on sales to various retail chains. We continue to believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

We also expect to continue opening traditional and Branded Menu Nathan’s Famous franchised units individually and on a co-branded basis, expanding product distribution through various means such as branded products and retail licensing arrangements, developing master franchising programs in foreign countries and including our Arthur Treacher’s signature products both within our restaurant system and as a separate Branded Menu Program.

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

Beginning in fiscal 2005, Nathan’s World Famous Beef Hot Dogs have been marketed for sale throughout the year on the QVC television network. Sales and profits from sales on QVC peaked during our fiscal 2007 and 2008 periods principally as a result of the emphasis of well-timed special sales promotions solely dedicated to Nathan’s products. Since then, QVC has been reducing its emphasis on these types of food airings and Nathan’s has not had the same number of exclusive opportunities. Instead our products have been featured in conjunction with other non-Nathan’s products on such special days. During fiscal 2011, although we had 62 airings on QVC, 33 of those airings were not solely Nathan’s products. We intend to continue to work with QVC although we are uncertain how successful these efforts will be.

Co-branding

We believe that there is a continuing opportunity for co-branding our restaurant concept and/or menu items with other restaurant concepts, as well as within our restaurant system.  Franchisees that have co-branded a Nathan’s Famous restaurant with our other brands received a then-current Uniform Franchise Offering Circular (“UFOC”) or  Franchise Disclosure Document (“FDD”) and executed a participation agreement as a rider to their franchise agreement. Beginning in fiscal 2002, we implemented our co-branding strategy within the Nathan’s Famous restaurant system by adding the Arthur Treacher’s and Kenny Rogers Roasters brands into Nathan’s Famous restaurants.  Upon the sale of the Kenny Rogers Roasters brand in April 2008, we discontinued co-branding that brand in the Nathan’s Famous system. We intend to continue our co-branding effort with the Arthur Treacher’s brand with new and existing Nathan’s Famous franchisees in the future.  We also intend to expand our co-branding efforts beyond the Nathan’s restaurant system, by seeking to market the Branded Menu Program and traditional franchising programs  to single and multi-unit restaurant operators.

At March 27, 2011, the Arthur Treacher’s brand was being sold within 57 Nathan’s restaurants and the Kenny Rogers Roasters brand was being sold within 49 Nathan’s restaurants. Notwithstanding our sale of the Kenny Rogers franchisor in April 2008, we have the right to continue to sell Kenny Rogers products in our then-existing Nathan’s locations which had already been co-branded and to receive the revenue from those sales.  Consequently, we intend to perpetuate co-branding with Kenny Rogers products within the then-exisiting Nathan’s Famous locations.

We believe that our diverse brand offerings compliment each other, which has enabled us to market franchises of co-branded units and continue co-branding within our franchised units. We also believe that our various restaurants’ products provide us with strong lunch and dinner day-parts.

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

Licensing Program

We license SMG, Inc. and its affiliates (collectively, “SMG”) to produce packaged hot dogs and other beef products according to Nathan’s proprietary recipes and spice formulations, and to use “Nathan’s Famous” and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, club stores and grocery stores.  The supply/license agreement with SMG (the “License Agreement”) provides for royalties ranging between 3% and 5% of sales.  The percentage varies based on sales volume, with escalating annual minimum royalties.  Earned royalties of approximately $3,907,000 in fiscal 2011 and $3,746,000 in fiscal 2010 exceeded the contractual minimums established under the License Agreement.  As of March 27, 2011, packaged Nathan’s World Famous Beef Hot Dogs were being sold in over 31,000 supermarkets and mass merchandisers including Costco, Wal-Mart, Sam’s Clubs and BJ’s located in 42 states.  We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage.  Royalties earned from this product line were approximately 57.6% of our fiscal 2011 license revenues.  The License Agreement is scheduled to expire in 2014. (See Item 1A- “Risk Factors” and Item 3- “Legal Proceedings.”)

We license the manufacture and sale of hot dogs by John Morrell and Company for food service. During fiscal 2011 and 2010, we earned $1,465,000 and $1,420,000 respectively, under this agreement. During fiscal 2009, Nathan’s World Famous Beef Hot Dogs were introduced into over 500 Sam’s Club store foodservice cafes located throughout the United States.  The majority of royalties were earned from this account.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties. During fiscal 2011 and 2010, we earned $622,000 and $554,000, respectively. During fiscal 2011, we also licensed Newly Weds Foods, Inc. temporarily as a secondary source of supply.

During fiscal 2011, our licensee ConAgra Foods Lamb Weston, Inc. continued to produce and distribute Nathan’s Famous frozen crinkle-cut French fries, onion rings and potato pancakes for retail sale pursuant to a license agreement.  During fiscal 2008, Nathan’s Famous onion rings and potato pancakes were first introduced into the market and were distributed primarily in New York City supermarkets.  These products have been distributed within 16 states primarily on the East Coast of the United States during fiscal 2011. During fiscal 2011 and 2010, we earned our minimum royalties of $245,000 and $223,000, respectively, under this agreement. In 2008, ConAgra Foods Lamb Weston, Inc. exercised its first option to extend the license agreement through July 2013, pursuant to which the minimum royalties shall increase 10% annually.

During fiscal 2011, we continued to license the right to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores solely for off-site consumption and the right to manufacture and sell a variety of snack foods such as beef sticks and gummy dogs, as well as pet snack food treats. Royalties earned under these agreements were approximately $234,000 during fiscal 2011 and $267,000 during fiscal 2010.

During fiscal 2011, certain products were also distributed under various other licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” or “Arthur Treacher’s” name for the manufacture and sale of various products including mustard, salsa, sauerkraut, pickles and hot dog rolls.   These products have been distributed on a limited basis.  During fiscal 2011, the license agreement for the sale of hot dog rolls at retail was terminated by mutual agreement. Fees and royalties earned from all of these products were approximately $237,000 during fiscal 2011 and $242,000 during fiscal 2010.

Commencing fiscal 2012, we entered into a new license agreement with Inventure Foods, Inc. for the manufacture of Nathan’s potato chips, and have renegotiated the products and terms of our agreement with Gold Pure Food Products Co. At present, Nathan’s does not believe that these agreements will materially increase its license royalties.

Provisions and Supplies

Our proprietary hot dogs for sale by our restaurant system, Branded Product Program and at retail are produced primarily by SMG in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s World Famous Beef Hot Dogs are also manufactured by John Morrell and Company in connection with sales pursuant to our Branded Product Program. Shanghai Husi Food Co., Ltd. is the sole manufacturer of our hot dogs sold in China. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors.”)  Saratoga Specialties has continued to produce Nathan’s proprietary spice formulations and we have also engaged Newly Weds Foods, Inc. as an alternative source of supply.  Our frozen crinkle-cut French fries are produced exclusively by ConAgra Foods Lamb Weston, Inc. Most other Company provisions are purchased from multiple sources to prevent disruption in supply and to obtain competitive prices.  We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high quality items at competitive prices.

We utilize a unified source for the distribution needs of our restaurant system pursuant to a national food distribution contract with US Foodservice, Inc. Effective August 1, 2010, we entered into a new agreement with US Foodservice, Inc.  This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement not only ensures availability of product but is more efficient and cost-effective than having multiple distributors for our restaurant system. Our Branded Products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc. and SYSCO Corporation.

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

•	Professional Football: New Meadowlands Stadium – New York Giants and Jets and Cowboys Stadium – Dallas Cowboys

In addition to marketing our products at these venues, the Nathan’s Famous brand has also been televised regionally, nationally and internationally.

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

Throughout fiscal 2011, Nathan’s primary restaurant marketing emphasis continued to be focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.”  We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

Beginning in fiscal 2010, Nathan’s expanded its marketing efforts through the use of free-standing inserts with coupons in Sunday newspapers.  Nathan’s continued to emphasize the use of free-standing inserts in fiscal 2011  and plans to continue these efforts during fiscal 2012 by  again offering multiple free-standing inserts. We have already offered the April 2011, free-standing inserts and plan to offer them again in  June, August and October 2011.  These media campaigns are expected to reach more than eight million homes per month in the area surrounding more than 100 Nathan’s company-owned and franchised restaurants.  These programs feature heavily discounted coupon offers that are designed to attract customers to our restaurants. We monitor the results of these campaigns and may add additional campaigns in the future.

The objective of our Branded Product Program has historically been to provide our foodservice operator customers with value-added, high quality products that are supported with high quality and attractive point of sale materials and other forms of operational support.

During fiscal 2011, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national, regional and local distributor trade shows. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests.

Most of the sales of franchises are achieved through the direct effort of Company personnel and our arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2012, we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs.

We believe that the Company’s overall sales and exposure have also been complemented by the sales of Nathan’s World Famous Beef Hot Dogs and other Nathan’s products through the publicity generated by our Hot Dog Eating Contests, our affiliation with a number of high profile sports arenas and on the QVC Network.

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

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in 24 states, the District of Columbia, and Puerto Rico.  These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees.  These laws have not precluded us from seeking franchisees in any given area.  Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations.  Our international franchise operations are subject to franchise-related and other laws in the jurisdictions in which our franchisees operate.  We do not believe that these laws are likely to significantly affect our operations.

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

We are also subject to the requirement that our restaurants post certain calorie content information for standard menu items, pursuant to Section 4205 of the Patient Protection and Affordable Care Act of 2010.  This law will take effect when the FDA issues final regulations on the subject, anticipated to take place in 2011.  In the meantime, some of our restaurants are subject to similar requirements that are imposed by certain localities around the country.

Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  At March 27, 2011, we offered beer or wine coolers for sale in two of our existing Company-owned restaurants. Each of these restaurants has current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

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

Employees

At March 27, 2011, we had 219 employees, 40 of whom were corporate management and administrative employees, 24 of whom were restaurant managers and 155 of whom were hourly full-time and part-time foodservice employees.  We may also employ approximately 100 – 125 seasonal employees during the summer months. Foodservice employees at four Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires in June 2014. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 38 years.

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

The Board of Directors has also adopted, and we have posted in the Investor Relations section of our website, written Charters for each of the Board’s standing committees. We will provide without charge a copy of the Charter of any standing committee of the Board upon a stockholder’s request to us at Nathan’s Famous, Inc., One Jericho Plaza, Second Floor - Wing A, Jericho, NY 11753, Attention: Secretary.

For financial information regarding our results of operations, please see our consolidated financial statements beginning on page F-1.

Item 1A.  Risk Factors.

Our business is subject to various risks. Certain risks are specific to each way we do business, such as through Company-owned restaurants, franchised restaurants, Branded Products and retail, while other risks, such as health-related or economic risks, may affect all of the ways that we do business.

Investors should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of the Company’s securities. The following risks factors are not exhaustive. Additional risks and uncertainties not presently known to the Company may also adversely impact its business. The Company’s business, financial condition, results of operations or prospects could be materially adversely affected by any of these risks.  In that case, the trading price of the Company’s common stock could decline. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces described below and elsewhere.  See “Forward-Looking Statements” above.

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

Nathan’s is subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose Nathan’s to litigation, damage Nathan’s or its brands' reputation and lower profits.

Nathan’s and its franchisees are subject to various federal, state and local laws, rules or regulations affecting their businesses. To the extent that the standards imposed by local, state and federal authorities are inconsistent, they can adversely affect popular perceptions of our business and increase our exposure to litigation or governmental investigations or proceedings. We may be unable to manage effectively the impact of new, potential or changing regulations that affect or restrict elements of our business.  The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations. There can be no assurance that we and our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants which could delay the opening of such restaurants in the future. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and legal residency/citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Federal Americans with Disabilities Act of 1990. If Nathan’s fails to comply with any of these laws, it may be subject to governmental action or litigation, and accordingly its reputation could be harmed.

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

A significant portion of Nathans’ earnings comes from royalties paid by Nathan’s product licensees such as SMG, Inc., John Morrell and Company and ConAgra Foods Lamb Weston, Inc. Although our agreements with these licensees contain numerous controls and safeguards, and Nathan’s monitors the operations of its product licensees, Nathan’s licensees are independent contractors, and their employees are not employees of Nathan’s. Accordingly, Nathan’s cannot necessarily control the performance of its licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture Nathan’s products for retail distribution and our foodservice businesses, timely deliver the licensed products, market the licensed products and assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming in the licensee’s performance of its obligations, including in the quality, quantity and/or timely delivery of a licensed product is likely to be attributed by consumers to an entire brand’s reputation, potentially adversely affecting Nathans’ business, results of operations and financial condition. In addition, a licensee’s failure to effectively market the licensed products may result in decreased sales, which would adversely affect Nathan’s business, results of operations and financial condition.

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

Nathan’s sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond its control. Certain events and factors may directly and immediately decrease demand for Nathan’s products. If customer demand decreases rapidly, Nathans’ results of operations would also decline. These events and factors include:

•	variations in the timing and volume of Nathans’ sales and franchisees’ sales;
•	sales promotions by Nathan’s and its competitors;
•	changes in average same-store sales and customer visits;
•	variations in the price, availability and shipping costs of supplies;
•	seasonal effects on demand for Nathan’s products;
•	unexpected slowdowns in new store development efforts;
•	changes in competitive and economic conditions generally;
•	changes in the cost or availability of ingredients or labor;
•	weather and acts of God; and
•	changes in the number of franchises sold and in franchise agreement renewals.

Nathans’ operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact Nathans’ restaurant sales.  Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants.  A heavy snowstorm in the Northeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area at Company-owned and franchised restaurants.  Our fourth quarter includes winter months and historically has a lower level of sales at Company-owned and franchised restaurants.  Additionally, our Company-owned restaurants at Coney Island are heavily dependent on favorable weather conditions during the summer season. Rain during the weekends and unseasonably cold temperatures will negatively impact the number of patrons going to the Coney Island beach location.  Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, and can result in restaurant operating losses.  For these reasons, a quarter-to-quarter comparison may not be a good indication of Nathans’ performance or how it may perform in the future.

Due to the concentration of Nathan’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of March 27, 2011, we and our franchisees (excluding units operated pursuant to our Branded Menu Program) operated Nathan’s restaurants in 26 states and six foreign countries.  As of March 27, 2011, the five leading states by number of operating units were:  New York, New Jersey, Florida, Georgia and Pennsylvania.  This geographic concentration in the Northeast and Southeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations.  It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our results of operations in the future.

We rely extensively on computer systems and information technology to manage our business.  Any disruption in our computer systems or information technology may adversely affect our ability to run our business.

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

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues such as epidemics or pandemics, labor unrest and natural disasters such as earthquakes, hurricanes or other extreme adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt Nathans’ operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could negatively impact consumer spending, thereby reducing demand for Nathan’s products, or the ability to receive products from suppliers. Nathan’s does not have insurance policies that insure against certain of these risks.  To the extent that Nathan’s does maintain insurance with respect to some of these risks, its receipt of the proceeds of such policies may be delayed or the proceeds may be insufficient to offset its losses fully.

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

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control.  Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors beyond our control. For example, in the past, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased. We were unable to pass all of the price increases to our customers.  As the price of beef or other food products that we use in our operations increases significantly, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease.

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

Recently, Nathan’s has sought to lock in the cost of a portion of its beef purchases by entering into various commitments to purchase hot dogs during certain periods in an effort to ensure supply of product at a fixed cost of product. However, Nathan’s may be unable to enter into similar purchase commitments in the future.  In addition, Nathan’s does not have the ability to effectively hedge all of its beef purchases using futures or forward contracts without incurring undue financial cost and risk.

Labor shortages or increases in labor costs could slow our growth or harm our business.

Our success depends in part upon our ability and the ability of our franchisees to continue to attract, motivate and retain regional operational and restaurant general managers with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we or our franchisees are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to achieve sustained high service levels, our business and our growth could be adversely affected. Competition for these employees could require the payment of  higher wages that could result in higher labor costs. In addition, increases in the minimum wage or labor regulation could increase labor costs. We may be unable to increase our prices in order to pass these increased labor costs on to our customers, in which case our margins and our franchisees’ margins would be negatively affected. In the event that franchisees’ margins are adversely affected, it may affect our ability to attract new franchisees which would adversely affect Nathan’s business, results of operations and financial condition.

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

Although our primary supplier of hot dogs currently has two manufacturing facilities, a  long-term significant interruption of its main facility could potentially disrupt our operations.

Our primary hot dog supplier currently has two manufacturing facilities. During the fiscal quarter ending June 26, 2011, there was a fire in its main facility which resulted in a disruption in its supply of hot dogs to our Branded Product Program for a three-week period.  Although the supplier was able to provide some product from inventory and we were able to secure alternative sources of supply, some or all of certain shipments to customers were delayed.  A longer-term significant interruption in the primary supplier’s main facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis because the primary supplier’s secondary facility is not large enough to absorb the entire capacity of its main facility and we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect Nathan’s business, results of operations and financial condition.  Furthermore, such a disruption in supply might affect Nathan’s in the eyes of consumers and the retail trade, which damage might negatively impact the Company’s overall business in general.

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

The Company is currently engaged in litigation with its primary supplier, SMG, of hot dogs for each of the Company’s major lines of business. The Company was seeking the right to terminate its license agreement with the supplier prior to the scheduled expiration date of the license agreement in February 2014. However, on October 13, 2010, the court presiding over that litigation granted the supplier’s motion for summary judgment with respect to the supplier’s claims relating to the sale to it of Nathan's proprietary seasonings and on December 17, 2010, the court determined that the Company was not entitled to terminate its license agreement with such supplier.  Subsequently, on January 19, 2011, the parties submitted an agreed-upon order which, among other things, assessed damages against Nathan's for the seasonings claims of approximately $4,910,000, inclusive of pre-judgment interest  (the “Judgment”), Nathan’s has determined to appeal the court’s finding with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG, the amount of the Judgment, and its finding that the Company was not entitled to terminate the license agreement.

Although the Company expects that the hot dog supplier will continue to perform its obligation under the License Agreement until its scheduled expiration in 2014, there is no assurance that the supplier will do so.  In addition, in the event that the Company’s  appeal is successful, the Company would be entitled to terminate the License Agreement.  In anticipation of such termination, the Company has been seeking one or more alternative sources of supply to commence immediately following the termination of the License Agreement (or sooner if necessary); however, the termination of the License Agreement, which represents approximately 58% of our fiscal 2011 licensing revenue, presents a number of risks to the Company and its operations.

In the event that the hot dog supplier breaches its contractual obligations under the License Agreement by failing or refusing to manufacture and supply hot dogs for the Company’s restaurant and Branded Product Program operations or to manufacture, distribute, market and sell Nathan’s Famous hot dogs to the retail trade, if the Company is successful in its appeal of the court’s orders and terminates the License Agreement, or if the supplier is otherwise unable to manufacture and supply hot dogs to the Company, there is no assurance that the Company could secure an alternate source of supply in a timely manner or on terms as advantageous to the Company as those with the current supplier.

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

One of our licensees accounted for approximately 22% of our licensing revenue; this licensee in turn sold our product primarily to one customer.  That licensee’s business is weighted towards one high volume user which is not sold pursuant to a formal agreement.  In the event that this licensee or any other significant licensee, or its customers, experience financial difficulties or is not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

In addition, approximately 58% of our Branded Product Program business is from four accounts with which we have relatively short-term contracts.  In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

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

Recently, the United States economy has experienced a severe recession, resulting in rising unemployment, an upheaval in the credit markets and an erosion in consumer confidence. The Company believes these factors have resulted in reduced sales at certain Company-owned restaurants and franchised restaurants in selected venues. The Company further believes that continued lack of access to credit by current and prospective franchisees may curtail future restaurants openings. If the economy does not improve, the Company is concerned that such conditions may result in reduced sales at our Company-owned and franchised restaurants and adversely impact franchisees’ ability to finance purchases or restructurings of restaurant franchises, or if it begins to affect sales of licensed products for which we receive royalties, it will negatively impact the Company’s business and operating results.

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

At March 27, 2011, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:
		Current Lease	Approximate
Nathan’s Restaurants	Location	Expiration Date	Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk	Brooklyn, NY	October 2011 (a)	440
Long Beach Road	Oceanside, NY	May 2021	7,300
Central Park Avenue	Yonkers, NY	April 2020 (b)	10,000
.
(a)	Seasonal satellite location. We are seeking to enter into a long-term lease for a nearby property commencing in 2012.
(b)
Nathan’s and its landlord have entered into an agreement to extend the current lease through April 2020.  Beginning April 1, 2012, we have the right to terminate this lease by delivering two months notice to the landlord.

Leases for Nathan’s restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants’ revenues.

At March 27, 2011, in addition to the leases listed above, we were the sub-lessor of three properties which are located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,176,000 in fiscal 2011.

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

The Company is also involved in the following legal proceedings:

The Company is party to a License Agreement with SMG, Inc. (“SMG”) dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan’s Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company answered SMG’s complaint in Illinois and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a Stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  On September 17, 2010, SMG filed a motion for summary judgment with respect to claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  A trial on the claims relating to Nathan’s termination of the License Agreement took place between October 6 and October 13, 2010.  Oral argument on the claims relating to the sale of Nathan’s proprietary seasonings took place prior to the start of the trial.  On October 13, 2010, an Order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On December 17, 2010, the Court ruled that Nathan’s was not entitled to terminate the License Agreement.  On January 19, 2011, the parties submitted an agreed upon order which, among other things, assessed damages against Nathan’s of approximately $4,910,000 inclusive of pre-judgment interest, which has been accrued in the accompanying consolidated financial statements dated March 27, 2011.  The final judgment was entered on February 4, 2011.  On March 4, 2011, Nathan's filed a notice of appeal seeking to appeal the final judgment.  In order to secure the final judgment pending an appeal, on March 31, 2011, Nathan's entered into a Security Agreement with SMG and Blocked Deposit Account Agreement with SMG and Citibank, N.A.  These agreements are described in detail in a Form 8-K, dated April 6, 2011. On April 7, 2011, the Court entered a stipulation and order which granted a stay of enforcement of the final judgment. The appellate court is currently assembling the record on appeal, after which Nathan's will file its appellate brief.

Item 4.    [Removed and Reserved.]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Prices

Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “NATH.”  The following table sets forth the high and low closing sales prices per share for the periods indicated:
	High	Low

Fiscal year ended March 27, 2011
First quarter	$15.81	$14.70
Second quarter	16.09	15.07
Third quarter	17.00	15.60
Fourth quarter	19.32	16.07

Fiscal year ended March 28, 2010
First quarter	$14.90	$12.39
Second quarter	14.75	12.08
Third quarter	15.35	14.12
Fourth quarter	15.79	14.70

At June 2, 2011, the closing price per share for our common stock, as reported by Nasdaq, was $17.60.

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

Shareholders

As of June 2, 2011, we had approximately 725 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

ISSUER PURCHASES OF EQUITY SECURITIES

For the thirteen weeks and fiscal year ended March 27, 2011, the Company repurchased 138,155 shares at a cost of $2,262,000 and 576,485 shares at a cost of $9,254,000, respectively. Since the commencement of the Company’s stock buyback program in September 2001 through March 27, 2011, Nathan’s has purchased a total of 3,755,278 shares of common stock at a cost of approximately $34,446,000 under all of its stock repurchase programs, which includes the shares purchased during the thirteen weeks and fiscal year ended March 27, 2011. On February 1, 2011, Nathans’ Board of Directors authorized an increase to the sixth stock repurchase plan for the purchase of up to 800,000 shares of its common stock on behalf of the Company; as of March 27, 2011, Nathan’s has repurchased 255,278 shares at a cost of $4,134,000 under the sixth stock repurchase plan.  Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	(a) Total Number of Shares Purchased (B)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans

December 27, 2010 - January 23, 2011	101,055	$16.0340	101,055	581,822
January 24, 2011 - February 20, 2011	37,100	$17.2878	37,100	544,722
February 21, 2011 - March 27, 2011	-	$-	-	544,722
Total	138,155	$16.3678	138,155	544,722

A)  Represents the Company’s fiscal periods during the fourth quarter ended March 27, 2011.

B)  Shares were repurchased under the sixth stock repurchase plan that was authorized on November 6, 2009, and amended on, February 1, 2011 for up to 800,000 shares. There are 544,722 shares remaining to be repurchased pursuant to the sixth plan. The plan does not have a set expiration date.

Item 6. Selected Financial Data.

	Fiscal years ended (1)
	March 27,	March 28,	March 29,	March 30,	March 25,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales	$44,634	$38,685	$37,480	$36,259	$33,425
Franchise fees and royalties	4,989	4,758	4,613	4,962	4,439
License royalties	6,787	6,452	6,009	4,849	4,231
Interest and other income	845	981	1,119	1,155	708
Total revenues	57,255	50,876	49,221	47,225	42,803
Costs and Expenses:
Cost of sales	34,567	28,513	28,774	27,070	24,080
Restaurant operating expenses	3,092	3,285	3,361	3,257	3,187
Depreciation and amortization	915	843	809	764	742
General and administrative expenses	10,125	9,708	9,299	8,926	8,216
Litigation accrual	4,910	-	-	-	-
Impairment charge on note receivable	263	250	-	-	-
Interest expense	63	-	-	-	-
Recovery of property taxes	-	(13)	(441)	-	-
Total costs and expenses	53,935	42,586	41,802	40,017	36,225
Income from continuing operations before provision for income taxes	3,320	8,290	7,419	7,208	6,578
Income tax expense	1,107	2,721	2,461	2,427	2,306
Income from continuing operations	2,213	5,569	4,958	4,781	4,272

Discontinued operations
Income from discontinued operations before provision for income taxes(2)	-	-	3,914	2,824	2,104
Provision for income taxes	-	-	1,390	1,050	833
Income from discontinued operations	-	-	2,524	1,774	1,271
Net income (3)	$2,213	$5,569	$7,482	$6,555	$5,543

Basic income per share:
Income from continuing operations	$0.41	$1.00	$0.84	$0.79	$0.73
Income from discontinued operations	0.00	0.00	0.43	0.29	0.22
Net income (3)	$0.41	$1.00	$1.27	$1.08	$0.95

Diluted income per share:
Income from continuing operations	$0.40	$0.97	$0.80	$0.74	$0.67
Income from discontinued operations	0.00	0.00	0.41	0.27	0.20
Net income (3)	$0.40	$0.97	$1.21	$1.01	$0.87

Dividends	-	-	-	-	-
Weighted average shares used in computing net income per share
Basic	5,403	5,563	5,898	6,085	5,836
Diluted	5,504	5,716	6,180	6,502	6,341

Balance Sheet Data at End of Fiscal Year:
Working capital	$31,454	$36,668	$34,816	$35,650	$27,375
Total assets	52,960	53,374	49,824	51,202	46,575
Long-term debt, net of current maturities	-	-	-	-	-
Stockholders’ equity	$38,078	$44,312	$41,849	$42,608	$35,879

Selected Restaurant Operating Data:
Company-owned restaurant sales (4)	$13,007	$12,377	$12,511	$13,142	$11,863

Number of Units Open at End of Fiscal Year:
Company-owned restaurants	5	5	5	6	6
Franchised	264	246	249	224	196

Notes to Selected Financial Data

(1)
Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year.  The fiscal years ended March 27, 2011, March 28, 2010, March 29, 2009 and March 25, 2007 were on the basis of a 52-week reporting period whereas the fiscal year ended March 30, 2008 was on the basis of 53-week reporting period.

(2)
The fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, include gains of $3,906, $2,489 and $400 respectively, from the sales of NF Roasters Corp. in April 2008, Miami Subs Corporation in May 2007 and the sale of a vacant piece of land in Coney Island, NY, including an adjacent leasehold interest in July 2005.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution.  Historically, our business has been operating and franchising quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French-fries, and a variety of other menu offerings.  Our Company-owned and franchised units operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s licensing program began in 1978 by selling packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. During fiscal 1998, we introduced our Branded Product Program, which enables foodservice retailers to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, foodservice operators are granted a limited use of the Nathan’s Famous trademark with respect to the sale of Nathan’s World Famous Beef Hot Dogs and certain other proprietary food items and paper goods. During fiscal 2008, we launched our Branded Menu Program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

In addition to the Nathan’s Famous brand, we have also been involved with a number of other restaurant concepts and/or brands. On April 1, 1999, we became the franchisor of the Kenny Rogers Roasters restaurant system by acquiring the intellectual property rights, including trademarks, recipes and franchise agreements of Roasters Corp. and Roasters Franchise Corp.  On September 30, 1999, we completed our acquisition of the outstanding common stock of Miami Subs Corporation, which also provided us with co-branding rights to the Arthur Treacher’s brand in the United States, allowing us to franchise and co-brand the Miami Subs and Arthur Treacher’s brands. On February 28, 2006, we acquired all of the intellectual property rights, including, but not limited to, trademarks, trade names, and recipes, of the Arthur Treacher’s Fish-n-Chips Brand.  On June 7, 2007, Nathan’s completed the sale of its wholly-owned subsidiary, Miami Subs Corporation, the franchisor of the Miami Subs brand, effective as of May 31, 2007 in exchange for $3,250,000, consisting of $850,000 cash and the purchaser’s promissory note in the principal amount of $2,400,000 (the “MSC Note”). On April 23, 2008, Nathan’s completed the sale of its wholly-owned subsidiary, NF Roasters Corp., franchisor of the Kenny Rogers brand, in exchange for approximately $4,000,000 in cash.  Notwithstanding the sale of Miami Subs Corporation and NF Roasters Corp., we are entitled to continue using the Kenny Rogers trademarks and service marks in our then-existing Nathan’s restaurant locations.

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

In addition to plans for expansion through franchising, licensing and our Branded Product Program, Nathan’s continues to co-brand within its restaurant system. At March 27, 2011, the Arthur Treacher’s brand was being sold within 57 Nathan’s restaurants.

The following summary reflects the franchise openings and closings of the Nathan’s franchise system for the fiscal years ended March 27, 2011, March 28, 2010, March 29, 2009, March 30, 2008 and March 25, 2007.

	March 27, 2011	March 28, 2010	March 29, 2009	March 30, 2008	March 25, 2007
Franchised restaurants operating at the beginning of the period	246	249	224	196	192

Franchised restaurants opened during the period	40	33	46	46	21	(a)

Franchised restaurants closed during the period	(22)	(36)	(21)	(18)	(17)

Franchised restaurants operating at the end of the period	264	246	249	224	196

(a) Includes the opening of two test Branded Menu Program outlets.

At March 27, 2011, our franchise system consisted of 264 Nathan’s Famous franchised units located in 26 states and six foreign countries. We also operated five Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but tested annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fifty-two week periods ended March 27, 2011, March 28, 2010, or March 29, 2009.

Impairment of Long-Lived Assets

We make judgments regarding the future operating and disposition plans for under-performing assets, and estimates of expected realizable values for assets to be sold. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant’s carrying value. No impairment charges on long-lived assets were recorded during the fifty-two week periods ended March 27, 2011, March 28, 2010, or March 29, 2009.

Impairment of Notes Receivable

Nathan’s determines that a loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as late payments, operating losses, marginal working capital, inadequate cash flow or business interruptions, (b) loans secured by collateral that is not readily marketable, or (c) loans that are susceptible to deterioration in realizable value. The Company records interest income on its impaired notes receivable on an accrual basis, when collection is assured, based on the present value of the estimated cash flows of identified impaired notes receivable.  During the fifty-two week periods ended March 27, 2011 and March 28, 2010, we recorded impairment charges on a note receivable of $263,000 and $250,000, respectively. No impairment charges on notes receivable were recorded during the fifty-two week period ended March 29, 2009.

Stock-Based Compensation

As discussed in Note L of the Notes to Consolidated Financial Statements, we have various share-based compensation plans that provide stock options and restricted stock awards for certain employees and non-employee directors to acquire shares of our common stock.  We consider the following factors in determining the value of stock-based compensation:

(a)	expected option term based upon expected termination behavior;
(b)	volatility based upon historical price changes of the Company’s common stock over a period equal to the expected life of the option;
(c)	expected dividend yield; and
(d)	risk free interest rate on date of grant.

 (See Note L of the Consolidated Financial Statements for a discussion of assumptions used to determine the fair value of share-based compensation.)

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

Uncertain Tax Positions

Financial Accounting Standards establish guidance for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  Financial Accounting Standards also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements. (See Note K of the Notes to Consolidated Financial Statements.)

Adoption of New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board revised the then existing guidance with respect to the consolidation of variable interest entities by changing how a reporting entity determines when an entity that is not sufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Companies are also required to provide additional disclosures about their involvement with variable interest entities and any significant changes in risk exposure due to their involvement. Companies are also required to disclose how such involvement with a variable interest entity affects the company’s financial statement. Nathan’s adopted the provisions of this new accounting standard during the fiscal year ended March 27, 2011. The adoption of this new accounting standard did not increase Nathan’s required disclosures and did not have a material effect on its consolidated results of operations or financial position.

In July 2010, the Financial Accounting Standards Board issued guidance that will enhance future disclosure about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance became effective beginning for period end balances with the first quarterly or annual reporting period ending on or after December 15, 2010. The Company adopted the provisions of the new accounting standard on disclosures about the credit quality of financing receivables and the allowance for credit losses beginning with the period ended December 26, 2010. The adoption of this new accounting standard increased the amount of required disclosure, but did not have a material effect on our consolidated results of operations or financial position.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Fiscal year ended March 27, 2011 compared to fiscal year ended March 28, 2010

Revenues

Total sales were $44,634,000 for the fifty-two weeks ended March 27, 2011 (“fiscal 2011”) as compared to $38,685,000 for the fifty-two weeks ended March 28, 2010 (“fiscal 2010”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 23.3% to $30,497,000 for fiscal 2011 as compared to sales of $24,738,000 in fiscal 2010. This increase was primarily attributable to a 22% increase in sales volume during the period. Approximately 21% of the volume increase arose from promotional activity by one customer with the remaining 79% due to additional market penetration. Total Company-owned restaurant sales, which were comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), and two restaurants that we temporarily operated during part of the second and third quarters of fiscal 2010, increased by 5.1% to $13,007,000 during fiscal 2011 as compared to $12,377,000 during fiscal 2010. Sales increased at our five comparable Company-owned restaurants by approximately 8.5% due to higher customer counts of approximately 6.2% and higher check averages of approximately 2.3%. The sales increase arose primarily at our Coney Island restaurant, which we believe was primarily attributable to favorable weather conditions throughout the summer season and due to the success of the first phase of a renovation at a neighboring amusement park. Sales declined by approximately 6.9% during the fourth quarter fiscal 2011 due primarily to the heavy snowfall that blanketed the northeast throughout the winter. During fiscal 2011, sales to our television retailer were approximately $440,000 lower than fiscal 2010. Nathan’s products were on air 62 times during fiscal 2011 as compared to 65 times during fiscal 2010. During fiscal 2011 our products were not individually featured on any special airing dates as they were during fiscal 2010. The special airing dates represented a substantial portion of the fiscal 2010 sales.

Franchise fees and royalties increased by 4.9% to $4,989,000 in fiscal 2011 as compared to $4,758,000 in fiscal 2010. Total royalties were $4,326,000 in fiscal 2011 as compared to $4,080,000 in fiscal 2010. Royalties earned under the Branded Menu Program were $410,000 in fiscal 2011 as compared to $229,000 in fiscal 2010 due primarily to higher royalties on sales to various sports stadiums and the growth of the program. These royalties are not based upon retail sales but are based on the manufacturers’ sales. During fiscal 2011, we recovered net royalty revenue of $5,000 previously deemed to be uncollectible as compared to not recording royalty revenue of $166,000 deemed uncollectible during fiscal 2010. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $4,321,000 in fiscal 2011 as compared to $4,246,000 in fiscal 2010. Franchise restaurant sales were $89,401,000 in fiscal 2011 period as compared to $91,197,000 in fiscal 2010. Comparable domestic franchise sales (consisting of 122 Nathan’s outlets, excluding sales under the Branded Menu Program) decreased by 2.0 % to $69,100,000 in fiscal 2011 as compared to $70,500,000 in fiscal 2010. Franchise sales within malls have declined by approximately 4.7 % primarily due to the continuing adverse economic environment, however sales at our travel and entertainment venues were higher by approximately 2.0 % compared to fiscal 2010. International franchise sales, principally the Middle East, declined by approximately $428,000 or 11.2 % during fiscal 2011 as compared to fiscal 2010. At March 27, 2011, 264 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 246 domestic and international franchised or Branded Menu Program franchise outlets at March 28, 2010. Royalty income from one franchised outlet was deemed unrealizable during fiscal 2011 as compared to 13 franchised outlets during fiscal 2010. Total franchise fee income was $633,000 in fiscal 2011 as compared to $623,000 in fiscal 2010. Domestic franchise fee income was $539,000 in fiscal 2011 as compared to $531,000 in fiscal 2010. International franchise fee income was $94,000 in fiscal 2011, as compared to $92,000 during fiscal 2010. During fiscal 2011 and fiscal 2010 periods, we recognized forfeited fees of $30,000 and $55,000, respectively. During fiscal 2011, 40 new franchised outlets opened, including one re-franchised location, two units in China and 22 Branded Menu Program outlets, including one on the Kandahar Air Force Base, Afghanistan. During fiscal 2010, 33 new franchised outlets were opened, including five re-franchised locations, one unit in Kuwait, one unit in the Dominican Republic and 17 Branded Menu Program outlets.

License royalties were $6,787,000 in fiscal 2011 as compared to $6,452,000 in fiscal 2010. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 4.0% to $5,372,000 from $5,166,000. Royalties earned from our primary licensee, SMG, Inc. primarily from the retail sale of hot dogs, were $3,907,000 during fiscal 2011 as compared to $3,746,000 during fiscal 2010. Royalties earned from another licensee, substantially from sales of hot dogs to Sam’s Club, were $1,465,000 during fiscal 2011 as compared to $1,420,000 during fiscal 2010. During fiscal 2011, we recovered $75,000 of license royalties from one licensee that had been previously deemed unrealizable. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $129,000 during fiscal 2011 as compared to fiscal 2010.

Interest income was $808,000 in fiscal 2011 as compared to $916,000 in fiscal 2010, primarily due to lower interest income on our cash and cash equivalents as a result of the reduced amount of marketable securities used primarily to repurchase Nathan’s common stock.

Other income was $37,000 in fiscal 2011 as compared to $65,000 in fiscal 2010 due primarily to lower rental and other income which was partly offset by a recovery of a bad debt.

Costs and Expenses

Overall, our cost of sales increased by $6,054,000 to $34,567,000 in fiscal 2011 as compared to $28,513,000 in fiscal 2010. Our gross profit (representing the difference between sales and cost of sales) was $10,067,000 or 22.6% of sales during fiscal 2011 as compared to $10,172,000 or 26.3% of sales during fiscal 2010. The reduced margin was primarily due to the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $6,027,000 during fiscal 2011 as compared to fiscal 2010, primarily as a result of the higher sales volume and the approximate 9.0% increase in the cost of hot dogs. During fiscal 2011, the market price of hot dogs was approximately 9.9% higher than during fiscal 2010. The Company’s purchase commitments reduced the impact of the increased market price in fiscal 2011. During fiscal 2011, our purchase commitments to acquire 2,149,000 pounds of hot dogs yielded savings of approximately $423,000 as compared to savings of approximately $180,000 from the purchase commitments we entered into during fiscal 2010. In March and May 2011, we increased selling prices in our Branded Product Program as a result of the recent increases in our cost of hot dogs which we believe will offset the impact of higher current prices. However, if the cost of beef and beef trimmings continues to increase and we are unable to pass on these higher costs through price increases or otherwise reduce the impact of such increased costs through the use of purchase commitments, our margins will be adversely impacted. In an effort to reduce the negative impact on our profit margin of future price increases, we have entered into an additional purchase commitment for the purchase of hot dogs.  We are currently unable to determine the impact such commitment or any additional purchase commitments will have on our future profit margin.

With respect to our Company-owned restaurants, our cost of sales during fiscal 2011 was $7,700,000 or 59.2% of restaurant sales, as compared to $7,380,000 or 59.6% of restaurant sales in fiscal 2010.  The primary reason for the decrease in the cost as a percentage of sales in fiscal 2011 was the impact on margins that higher sales had on labor costs, actions taken to reduce food and paper costs and a one-time opportunistic purchase of certain paper products  below market prices. Cost of sales to our television retailer declined by $293,000 in fiscal 2011, primarily due to lower sales volume.

Restaurant operating expenses were $3,092,000 in fiscal 2011 as compared to $3,285,000 in fiscal 2010. The difference in restaurant operating costs was primarily due to cost savings of $233,000 due to the elimination of the costs of operating two restaurants during the second quarter and third quarter of fiscal 2011 which were re-franchised during that period, partly offset by higher costs at our five comparable restaurants for higher maintenance costs of $43,000, operating supply costs of $28,000 and utility costs of $18,000, which were partly reduced by lower insurance costs due primarily to a reduction in previously accrued self insurance costs of $58,000. During fiscal 2011 our utility costs were approximately 2.9% higher than fiscal 2010. We continue to be concerned about the uncertain market conditions for oil and natural gas.

Depreciation and amortization was $915,000 in fiscal 2011 as compared to $843,000 in fiscal 2010. This increase is primarily attributable to higher depreciation expense at our corporate office and for newly-added consigned equipment by our Branded Product Program, which was partly offset by lower restaurant depreciation.

General and administrative expenses increased by $417,000 to $10,125,000 in fiscal 2011 as compared to $9,708,000 in fiscal 2010. The increase in general and administrative expenses was primarily due to the incremental cost of the litigation with SMG, Inc. of $258,000 in connection with the trial that was held in October 2010. Additionally, we incurred higher marketing costs of $236,000 and personnel costs of $310,000, which were partly offset by lower bad debt expense of $125,000, other professional fees of $145,000, occupancy costs of $72,000 and the effect of an un-leased property expense of $117,000 that was recorded during fiscal 2010.

During fiscal 2011, we recorded a litigation accrual of $4,910,000 as the result of the unfavorable ruling by the court in connection with our litigation with SMG, Inc. (Refer to Note M.2 “Legal Proceeding” of the Notes to Consolidated Financial Statements.)

Impairment charges on a note receivable of $263,000 during fiscal 2011 and $250,000 during fiscal 2010 represent the write-down of a note in connection with the sale of the MSC Note and a troubled debt restructuring, respectively. On May 4, 2011, Nathan’s entered into a purchase agreement to sell the MSC Note to a third party in exchange for payment in the aggregate of $900,000.  (Refer to Note G of the Notes to Consolidated Financial Statements.)

Interest expense of $63,000 represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. Nathan’s expects to continue to accrue these charges during the term of the appeal. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest.

Provision for Income Taxes

In fiscal 2011, the income tax provision was $1,107,000 or 33.3% of income before income taxes as compared to $2,721,000 or 32.8% of income before income taxes in fiscal 2010. Nathan’s effective tax rate was reduced by 9.2% and 3.5% during fiscal 2011 and fiscal 2010, respectively, due to the differing effects of tax-exempt interest income. During fiscal 2011, Nathan’s recorded additional taxes of $85,000 in connection with the filing of its March 2010 tax returns, increasing the effective tax rate by 2.6%. Additionally, during fiscal 2011, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $133,000, which lowered the effective tax rate by 4.1%.  During fiscal 2010, Nathan’s also resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $198,000, which lowered the effective tax rate by 2.4%. Nathan’s effective tax rates without these adjustments would have been 44.0% for fiscal 2011 and 38.7% for fiscal 2010.  Nathan’s is seeking to resolve additional uncertain tax positions during the year ending March 25, 2012. Nathan’s estimates that the unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $30,000, although no assurances can be given in this regard.

Fiscal year ended March 28, 2010 compared to fiscal year ended March 29, 2009

Revenues from Continuing Operations

Total sales increased by $1,205,000 or 3.2% to $38,685,000 for the fifty-two weeks ended March 28, 2010 (“fiscal 2010”) as compared to $37,480,000 for the fifty-two weeks ended March 29, 2009 (“fiscal 2009”).   Sales from the Branded Product and Branded Menu Programs increased by 6.7% to $24,738,000 for fiscal 2010 as compared to sales of $23,182,000 in fiscal 2009. This increase was primarily attributable to higher average selling prices of 4.4% and higher volume. Total Company-owned restaurant sales, which includes five comparable Nathan’s restaurants (including one seasonal restaurant), two restaurants that the Company operated during fiscal 2010, from August 2009 through November 2009 (due to the default of a franchisee on its franchise agreement), that were re-franchised to a different franchisee and one restaurant that the Company operated during fiscal 2009 until it was transferred to a franchisee on January 26, 2009, were $12,377,000 for  fiscal 2010 as compared to $12,511,000 during fiscal 2009. Sales at the five comparable Company-owned restaurants (including one seasonal restaurant) were $11,986,000 during fiscal 2010, as compared to $11,955,000 during fiscal 2009. Sales at our five comparable Company-owned restaurants were adversely affected during June 2009, December 2009 and February 2010, which we believe was primarily attributable to poor weather conditions, consisting of rain in June and snowstorms in December and February.  Sales at our comparable restaurants during the nine months of fiscal 2010, excluding June 2009, December 2009 and February 2010, increased by approximately 4.1% over the same period last year. During fiscal 2010, sales to our television retailer were approximately $217,000 lower than fiscal 2009. Although Nathan’s products were on air 65 times during fiscal 2010 as compared to 50 times during fiscal 2009, the fiscal 2010 offerings did not yield the same sales results in part because more of the 2010 airings occurred between 1a.m. and 6a.m. which generally have not been very strong for our products.

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

Cost of sales in the Branded Product Program increased by approximately $167,000 during fiscal 2010 as compared to fiscal 2009, primarily as a result of the increased sales volume which was partially offset by the decrease in our average cost of our hot dogs of approximately 2.4% as a percentage of sales or $425,000. During fiscal 2010 and fiscal 2009, we entered into certain purchase commitments which had varying effects on our average hot dog costs during the fiscal 2010 and fiscal 2009 periods, as compared to purchasing all of our products at the then-prevailing market price. During fiscal 2010, approximately 42% of our hot dogs were purchased pursuant to forward commitments yielding savings of approximately $180,000 as compared to fiscal 2009, when we purchased approximately 17.2% of our hot dogs pursuant to a purchase commitment saving approximately $462,000. During fiscal 2010, the market price of hot dogs declined during the summer, before rebounding later in the year and increasing through March 2010. During fiscal 2009, the market price of hot dogs continued to escalate into the summer of 2008, where it remained at record levels until softening during late fall and winter of 2009. Beginning in July 2008, we initiated price increases in our Branded Product Program, in an effort to offset the increased cost of our hot dogs, which improved margins.

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

Restaurant operating expenses decreased by $76,000 to $3,285,000 in fiscal 2010 as compared to $3,361,000 in fiscal 2009. The decrease during fiscal 2010 when compared to fiscal 2009 resulted primarily from lower utility costs at our comparable restaurants of approximately $123,000 together with a net reduction in costs related to the lower costs of operating the restaurant that was transferred to a franchisee in January 2009 compared to the additional  expenses incurred while temporarily operating two restaurants between August and November 2009. Our utility costs were approximately 16.6% lower during fiscal 2010 than fiscal 2009 due primarily to lower commodity costs and lower consumption.

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

An impairment charge on a note receivable of $250,000 during fiscal 2010 represents the write-down of a note in connection with a troubled debt restructuring.

Recovery of property taxes of $13,000 recorded in fiscal 2010 represents the final settlement of a multi-year certiorari proceeding in addition to $441,000 that was initially recorded in fiscal 2009 at one of the Company-owned restaurants, net of fees.

Provision for Income Taxes from Continuing Operations

In fiscal 2010, the income tax provision was $2,721,000 or 32.8% of income from continuing operations before income taxes as compared to $2,461,000 or 33.2% of income from continuing operations before income taxes in fiscal 2009. Nathan’s effective tax rate was reduced by 3.5% and 4.6% during fiscal 2010 and fiscal 2009, respectively, due to the differing effects of tax-exempt interest income. Additionally, during fiscal 2010, Nathan’s resolved uncertain tax positions, reducing the associated unrecognized tax benefits along with the related accrued interest and penalties by approximately $198,000, which lowered the effective tax rate by 2.4%. Nathan’s effective tax rates without these adjustments would have been 38.7% for fiscal 2010 and 37.7% for the fiscal 2009 period.

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

Nathan’s realized a gain on the sale of NF Roasters of $3,656,000 net of professional fees of $39,000, and recorded income taxes of $1,289,000 on the gain during the fiscal year ended March 29, 2009. Nathan’s determined that it will not have any significant cash flows or continuing involvement in the ongoing operations of NF Roasters.

Off-Balance Sheet Arrangements

During the third and fourth quarters of fiscal 2011, we entered into three purchase commitments to purchase a total of 1,886,000 pounds of hot dogs at a total cost of $3,429,000, for purchase between January and June 2011. At March 27, 2011, Nathan’s had open purchase commitments for approximately 485,000 pounds of hot dogs at a total cost of $950,000. Nathan’s has entered into certain purchase commitments in an effort to mitigate the effect of increases in the price of beef and beef trimmings over the past two years.  Such purchase commitments have had varying effects on our hot dog costs during certain periods, as compared to purchasing all of our products at the then-prevailing market price. The purchase commitments enabled us to reduce our beef costs by approximately 90 basis points during fiscal 2011 and approximately 150 basis points in fiscal 2010. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York.  The guaranty could be called upon in the event of a default by the tenant/franchisee.  The guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs.  We have recorded a liability of approximately $211,000 in connection with this guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time.  In connection with Nathan’s Franchise Agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the guaranty.

Liquidity and Capital Resources

Cash and cash equivalents at March 27, 2011 aggregated $8,940,000, decreasing by $2,669,000 during fiscal 2011.  At March 27, 2011, marketable securities were $18,906,000 compared to $24,317,000 at March 28, 2010 and net working capital decreased to $31,454,000 from $36,668,000 at March 28, 2010.

Cash provided by operations of $7,226,000 in fiscal 2011 is primarily attributable to net income of $2,213,000 and other non-cash items of $1,875,000, net, which were reduced by $1,957,000 as a result of increased deferred income taxes in connection with the unfavorable ruling in connection with the SMG, Inc. litigation.  Changes in Nathan’s operating assets and liabilities increased cash by $5,095,000, primarily resulting from increased accrued litigation expenses of $4,972,000 arising from the unfavorable ruling in connection with the SMG, Inc. litigation and accrued interest as a result of Nathan’s decision to appeal the court’s ruling. Cash also increased due to higher accounts payable and accrued expenses of $812,000 and a decrease in other prepaid expenses and other current assets of $363,000, which were partly offset by increased accounts and other receivables, net of $951,000 and increased inventory of $110,000. The decrease in prepaid expenses is primarily due to the decreased prepaid income taxes of $168,000 and the utilization of various prepaid expenses of $195,000, net. The increase in accounts and other receivables is primarily due to higher sales during March 2011 as compared to March 2010.

Cash used in investing activities was $1,205,000 in fiscal 2011. We received cash proceeds of $4,906,000 from the redemption of a maturing available-for-sale security and $106,000 from the receipt of payments on the MSC Note receivable received in connection with the sale of Miami Subs. In connection with our appeal of the SMG Inc. decision, we secured the appeal by depositing $4,910,000 plus accrued interest of $62,000 into a restricted Nathan’s bank account. We incurred capital expenditures of $1,245,000 primarily in connection with our Branded Product Program and capital maintenance projects at our restaurants.

On May 4, 2011, Nathan’s entered into a Note Purchase and Sale Agreement with Y & Y Capital Co, LLC (“Note Purchaser” and such agreement, the “Purchase Agreement”) pursuant to which Nathan’s has agreed to sell to the Note Purchaser the MSC Note dated April 1, 2010, for $900,000, in cash.  Simultaneously with the execution of the Purchase Agreement, the Note Purchaser paid to the Nathan’s $450,000 to be applied to the purchase price payable under the Purchase Agreement.  Pursuant to the Purchase Agreement, the closing of the sale of the Note is required to occur on or before June 30, 2011.

Cash was used in financing activities of $8,690,000 in fiscal 2011 primarily for the purchase of 576,485 shares of Company common stock at a cost of $9,254,000 pursuant to the stock repurchase plans authorized by the Board of Directors, as more fully described below.  Cash was received from the proceeds of employee stock option exercises of $208,000 and the expected realization of the associated tax benefit of $356,000.

From October 2001 through March 27, 2011, Nathan’s has purchased a total of 3,755,278 shares of common stock at a cost of approximately $34,446,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 576,485 shares of common stock were repurchased at a cost of approximately $9,254,000 during the fifty-two-week period ended March 27, 2011.

On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock. As of March 27, 2011, the Company has completed its repurchase of 500,000 shares at a cost of $7,279,000 under the fourth stock repurchase plan.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015,000 in a privately-negotiated transaction with Prime Logic Capital, LLC. As of March 27, 2011, the Company has completed its repurchase of 500,000 shares at a cost of $6,637,000 under the fifth stock repurchase plan.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized  the purchase of an additional 300,000 shares pursuant to the sixth stock repurchase plan. As of March 27, 2011, the Company has repurchased 255,278 shares at a cost of $4,134,000 under the sixth stock repurchase plan.

On September 10, 2010, Nathan’s entered into a new 10b5-1 Agreement with Mutual Securities, Inc. (“MSI”), authorizing the purchase of shares of the Company’s common stock, initially having an aggregate value of up to $4,800,000. Such purchases were able to commence on September 20, 2010. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million. This agreement will terminate on September 19, 2011. As of March 27, 2011, the Company has repurchased shares aggregating $2,207,000 pursuant to this 10b5-1 Agreement. The 10b5-1 agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934.

As of March 27, 2011, an aggregate of 544,722 shares are remaining to be purchased pursuant to the Company’s previously-adopted stock repurchase plans. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

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

At March 27, 2011, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of March 27, 2011 (in thousands):

	Payments Due by Period
		Less than			More than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	3-5 Years	5 Years
Employment Agreements	$2,019	$1,014	$605	$400	$-
Purchase Commitment	950	950	-	-	-
Operating Leases	17,627	1,437	2,708	2,773	10,709
Gross Cash Contractual Obligations	20,596	3,401	3,313	3,173	10,709
Sublease Income	621	320	203	48	50
Net Cash Contractual Obligations	$19,975	$3,081	$3,110	$3,125	$10,659

At March 27, 2011, the Company had unrecognized tax benefits of $318,000. A reasonable estimate of the timing of these liabilities is not possible.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, since then, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. As a result, although during fiscal 2011, the market price of hot dogs was approximately 9.9% higher than during fiscal 2010, our cost of beef was only approximately 9.0% higher than fiscal 2010. The purchase commitments enabled us to reduce our beef costs by approximately 90 basis points during fiscal 2011 and approximately 150 basis points in fiscal 2010. During the first six months of calendar 2010, the cost of beef and beef trimmings rose significantly, well ahead of the normal seasonal fluctuations, testing the all-time highs reached in the summer of 2008. From September 2010 through December 2010, market prices had been fairly stable before increasing approximately 14% during our fourth fiscal quarter.  We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2012. During the fourth quarter fiscal 2011, we entered into one additional purchase commitment. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants.

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

Continued increases in food, labor and other operating expenses, including health care, could adversely affect our operations and those of the foodservice industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

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

Item 7A.     Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature.  Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 27, 2011, Nathan’s cash and cash equivalents aggregated $8,940,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $22,400 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 27, 2011, the market value of Nathan’s marketable securities aggregated $18,906,000. Interest income on these marketable securities would increase or decrease by approximately $47,300 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at March 27, 2011 that are sensitive to interest rate fluctuations:

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal notes
and bonds	$19,508,000	$19,342,000	$19,138,000	$18,906,000	$18,662,000	$18,417,000	$18,173,000

Borrowings

At March 27, 2011, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. In January 2008, we began a program of entering into purchase commitments with our primary supplier to produce and deliver hot dogs at agreed-upon prices.  In January 2009, we entered a purchase commitment, as amended, to acquire 2,592,000 pounds of hot dogs for $4,368,000 which were purchased between April 2009 and September 2009. In February 2010, we entered into a purchase commitment to acquire 585,000 pounds of hot dogs for $1,013,000, in addition to the remaining product to be purchased pursuant to our prior purchase commitment for approximately 162,000 pounds of hot dogs for approximately $262,000, including over-production. All of this product was purchased between April 2010 and June 2010. During the third quarter fiscal 2011, we entered into two purchase commitments to purchase a total of 1,486,000 pounds of hot dogs at a total cost of $2,629,000, for purchase between January and April 2011. Through March 27, 2011, approximately 1,400,000 pounds of hot dogs have been purchased. During the fiscal 2011 period, the market price of hot dogs was approximately 9.9% higher than during the fiscal 2010 period. However, during that same period, due to our purchase commitments, our cost of beef was only approximately 9.0% higher than the fiscal 2010 period. In March 2011, we also entered into a purchase commitment for 400,000 pounds of hot dogs at a total cost of $800,000. We may attempt to enter into similar arrangements for hot dogs and other products in the future.  With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the fiscal year ended March 27, 2011 would have increased or decreased our cost of sales by approximately $2,829,000.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 27, 2011.  In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment and the criteria set forth by COSO, management believes that Nathan’s maintained effective internal control over financial reporting as of March 27, 2011.  The effectiveness of our internal control over financial reporting as of March 27, 2011, has been audited by Grant Thornton LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

   There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended March 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc.

We have audited Nathan’s Famous, Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of March 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nathan’s Famous, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 27, 2011 and March 28, 2010, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the fifty-two weeks ended March 27, 2011, March 28, 2010, and March 29, 2009 and our report dated June 9, 2011 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Melville, New York
June 9, 2011

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference from the discussions under the captions Proposal 1 – Election of Directors, Corporate Governance, Management and Security Ownership in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 11. Executive Compensation.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2011 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Corporate Governance – Director Independence and Corporate Governance – Certain Relationships and Related Persons transactions in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Item 14.      Principal Accountant Fees and Services.

Audit Fees

We were billed by Grant Thornton LLP the aggregate amount of approximately $236,000 in respect of fiscal 2011 and $236,000 in respect of fiscal 2010 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q.

Audit-Related Fees

Grant Thornton LLP did not render any assurance and related services reasonably related to the performance of the audit and review of our financial statements, other than as set forth above, for fiscal 2011 and 2010 and, accordingly, did not bill for any such services.

Tax Fees

Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2011 and 2010 and, accordingly, did not bill for any such services.

All Other Fees

Grant Thornton LLP did not render any services, other than as set forth above, for fiscal 2011 and 2010 and, accordingly, did not bill for any such services.

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

10.14	Common Stock Purchase Warrant issued to Howard M. Lorber dated July 17, 1997. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-86043.)
10.15	Marketing Agreement with beverage supplier. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended June 25, 2000.)
10.16	2001 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2007.)
10.17	2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-101355.)
10.18
Master Distributor Agreement with U.S. Foodservice, Inc. dated February 5, 2003. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the fiscal year ended March 30, 2003.)

10.19	Restricted Stock Agreement with Howard M. Lorber. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended March 27, 2005).
10.20	Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 15, 2006.)
10.21	Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 15, 2006.)
10.22	Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 27, 2010.)
10.23
Stock Purchase Agreement entered into June 7, 2007 effective as of May 31, 2007 by and among Miami Subs Capital Partners I, Inc., Miami Subs Corporation and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 7, 2007.)

10.24	License Agreement dated April 23, 2008 between Roasters Asia Pacific (Cayman) Limited and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 23, 2008.)
10.25
10b-5 Issuer Repurchase Instructions, dated February 5, 2009, between Nathan’s Famous, Inc. and Mutual  Securities, Inc. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 28, 2008.)

10.26
Settlement Agreement and Release between Miami Subs Capital Partners I, Inc. dated October 28, 2008. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 28, 2008.)

10.27
Stock Purchase Agreement dated June 30, 2009, among Nathan’s Famous, Inc., Prime Logic Capital LLC and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 28, 2009.)

10.28
Agreement of Lease between One-Two Jericho Plaza Owner LLC and Nathan’s Famous Services, Inc. dated September 11, 2009, (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 27, 2009.)

10.29
Guaranty by Nathan’s Famous, Inc. of Agreement of Lease with One-Two Jericho Plaza Owner LLC dated September 11, 2009, (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 27, 2009.)

10.30
Issuer Securities Repurchase Instructions, dated September 10, 2010 between Nathan’s Famous, Inc. and Mutual Securities, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 10, 2010.)

10.31
First Amendment to 10b5-1 Issuer Repurchase Instructions between Nathan’s Famous, Inc. and Mutual Securities, Inc. dated November 6, 2009 (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 27, 2009.)

10.32
Second Amended and Restated Promissory Note of Miami Subs Capital Partners I, Inc. dated April 1, 2010. (Incorporated by reference to Exhibit 10.33 to Form 10-K for the fiscal year ended March 28, 2010.)

10.33
First Amendment to 10b5-1 Issuer Repurchase Instructions between Nathan’s Famous, Inc. and Mutual Securities, Inc. dated February 3, 2011. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 26, 2010.)

10.34	Line of Credit Agreement dated August 3, 2010. (Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the fiscal quarter ended June 27, 2010.)
10.35	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2010.)
10.36
Blocked Deposit Account Control Agreement among Nathan’s Famous, Inc., SMG, Inc. and Citibank, N.A. dated as of March 31, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 31, 2011.)

10.37	Security Agreement between Nathan’s Famous, Inc. and SMG, Inc. dated as of March 31, 2011. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 31, 2011.)
10.38	*Note Purchase and Sale Agreement with Y&Y Capital Co. LLC dated May 4, 2011.
21	*List of Subsidiaries of the Registrant.
23	*Consent of Grant Thornton LLP dated June 9, 2011.
31.1	*Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	*Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	*Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of June, 2011.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of June, 2011.

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
Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc.

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 27, 2011 and March 28, 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fifty-two weeks ended March 27, 2011, March 28, 2010 and March 29, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan’s Famous, Inc. and subsidiaries as of March 27, 2011 and March 28, 2010, and the results of their operations and their cash flows for the fifty-two weeks ended March 27, 2011, March 28, 2010 and March 29, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 9, 2011 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Melville, New York
June 9, 2011

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 27, 2011	March 28, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,940	$11,609
Marketable securities	18,906	24,317
Restricted cash (Note D)	4,972	-
Accounts and other receivables, net	6,120	5,225
Note receivable held for sale (Note G)	921	-
Note receivable – current portion (Note G)	-	115
Inventories	1,139	1,018
Prepaid expenses and other current assets	1,065	1,428
Deferred income taxes	2,356	111
Total current assets	44,419	43,823

Note receivable (Note G)	-	1,175
Property and equipment, net	5,786	5,467
Goodwill	95	95
Intangible assets	1,353	1,353
Deferred income taxes	912	1,093
Other assets	393	368

	$52,958	$53,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,587	$3,069
Litigation accrual (Note M)	4,972	-
Accrued expenses and other current liabilities (Note J)	4,065	3,771
Deferred franchise fees	341	315
Total current liabilities	12,965	7,155

Other liabilities	1,915	1,907

Total liabilities	14,880	9,062

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,837,991 and 8,773,241 shares issued; and 5,082,713 and 5,594,448 shares outstanding at March 27, 2011 and March 28, 2010, respectively	88	88
Additional paid-in capital	52,945	52,003
Retained earnings	19,010	16,797
Accumulated other comprehensive income	481	616
	72,524	69,504
Treasury stock, at cost, 3,755,278 and 3,178,793 shares at March 27, 2011 and March 28, 2010, respectively.	(34,446)	(25,192)
Total stockholders’ equity	38,078	44,312

	$52,958	$53,374

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Fifty-Two	Fifty-Two	Fifty-Two
	weeks ended	weeks ended	weeks ended
	March 27, 2011	March 28, 2010	March 29, 2009
REVENUES
Sales	$44,634	$38,685	$37,480
Franchise fees and royalties	4,989	4,758	4,613
License royalties	6,787	6,452	6,009
Interest income	808	916	1,056
Other income	37	65	63
Total revenues	57,255	50,876	49,221

COSTS AND EXPENSES
Cost of sales	34,567	28,513	28,774
Restaurant operating expenses	3,092	3,285	3,361
Depreciation and amortization	915	843	809
General and administrative expenses	10,125	9,708	9,299
Litigation accrual (Note M)	4,910	-	-
Impairment charge on note receivable	263	250	-
Interest expense	63	-	-
Recovery of property taxes	-	(13)	(441)
Total costs and expenses	53,935	42,586	41,802

Income from continuing operations before provision for income taxes	3,320	8,290	7,419
Provision for income taxes	1,107	2,721	2,461
Income from continuing operations	2,213	5,569	4,958

Income from discontinued operations, including gains on disposal of discontinued operations before income taxes of $3,906 in 2009.	-	-	3,914
Provision for income taxes	-	-	1,390
Income from discontinued operations	-	-	2,524
Net income	$2,213	$5,569	$7,482

PER SHARE INFORMATION
Basic income per share:
Income from continuing operations	$0.41	$1.00	$0.84
Income from discontinued operations	-	-	0.43
Net income	$0.41	$1.00	$1.27

Diluted income per share:
Income from continuing operations	$0.40	$0.97	$0.80
Income from discontinued operations	-	-	0.41
Net income	$0.40	$0.97	$1.21

Weighted average shares used in computing income per share:
Basic	5,403,000	5,563,000	5,898,000
Diluted	5,504,000	5,716,000	6,180,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 27, 2011, March 28, 2010 and March 29, 2009
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

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 27, 2011, March 28, 2010 and March 29, 2009
 (in thousands, except share amounts)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity	Income

Balance, March 29, 2009	8,305,683	$83	$49,001	$11,228	$335	2,693,806	$(18,798)	$41,849

Shares issued in connection with exercise of employee stock options and warrants	467,558	5	1,528	-	-	-	-	1,533

Repurchase of common stock	-	-	-	-	-	484,987	(6,394)	(6,394)

Income tax benefit on stock option exercises	-	-	1,046	-	-	-	-	1,046

Share-based compensation	-	-	428	-	-	-	-	428

Amortization of deferred compensation relating to restricted stock	-	-	-	-	-	-	-	-

Unrealized gains on marketable securities, net of deferred income tax of $187	-	-	-	-	281	-	-	281	$281

Net income	-	-	-	5,569	-	-	-	5,569	5,569

Comprehensive income	-	-	-	-	-	-	-	-	$5,850
Balance, March 28, 2010	8,773,241	$88	$52,003	$16,797	$616	3,178,793	$(25,192)	$44,312

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 27, 2011, March 28, 2010 and March 29, 2009

(in thousands, except share amounts)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity	Income

Balance, March 28, 2010	8,773,241	$88	$52,003	$16,797	$616	3,178,793	$(25,192)	$44,312

Shares issued in connection with exercise of employee stock options	64,750	-	208	-	-	-	-	208

Repurchase of common stock	-	-	-	-	-	576,485	(9,254)	(9,254)

Income tax benefit on stock option exercises	-	-	356	-	-	-	-	356

Share-based compensation	-	-	378	-	-	-	-	378

Unrealized loss on marketable securities, net of deferred income tax benefit of $107	-	-	-	-	(135)	-	-	(135)	$(135)

Net income	-	-	-	2,213	-	-	-	2,213	2,213

Comprehensive income	-	-	-	-	-	-	-	-	$2,078
Balance, March 27, 2011	8,837,991	$88	$52,945	$19,010	$481	3,755,278	$(34,446)	$38,078

		Year ended
	March 27,	March 28,	March 29,
	2011	2010	2009
Disclosure of reclassification amount:
Unrealized (loss) gain on marketable securities	$(133)	$281	$100
Reclassification adjustments for (loss) gain, net of tax, included in net income	(2)	-	10
Net unrealized (loss) gain on marketable securities, net of tax	$(135)	$281	$110

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Fifty-two	Fifty-two	Fifty-two
	weeks ended	weeks ended	weeks ended
	March 27, 2011	March 28, 2010	March 29, 2009
Cash flows from operating activities:
Net income	$2,213	$5,569	$7,482
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	915	843	809
Amortization of intangible assets	-	-	2
Amortization of bond premium	267	286	259
Share-based compensation expense	378	428	428
Amortization of deferred compensation	-	-	63
Gain on sale of subsidiary	-	-	(3,906)
(Gain) loss on sale of marketable securities	(4)	-	17
Provision for doubtful accounts	56	181	173
Impairment charge on note receivable	263	250	-
Deferred income taxes	(1,957)	(267)	(63)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(951)	(536)	(1,211)
Inventories	(110)	(350)	160
Prepaid expenses and other current assets	363	(102)	167
Other assets	(25)	(210)	(8)
Accrued litigation	4,972	-	-
Accounts payable, accrued expenses and other current liabilities	812	116	(104)
Deferred franchise fees	26	144	(113)
Other liabilities	8	827	(54)

Net cash provided by operating activities	7,226	7,179	4,101

Cash flows from investing activities:
Proceeds from sale of marketable securities	4,906	1,535	3,682
Change in restricted cash	(4,972)	-	-
Purchase of marketable securities	-	-	(8,497)
Purchase of property and equipment	(1,245)	(2,184)	(513)
Payments received on notes receivable	106	215	406
Proceeds from sale of subsidiary	-	-	3,961

Net cash used in investing activities	(1,205)	(434)	(961)

Cash flows from financing activities:
Repurchase of treasury stock	(9,254)	(6,394)	(9,712)
Income tax benefit on stock option exercises	356	1,046	457
Proceeds from the exercise of stock options and warrant	208	1,533	413

Net cash used in financing activities	(8,690)	(3,815)	(8,842)

Net increase (decrease) in cash and cash equivalents	(2,669)	2,930	(5,702)

Cash and cash equivalents, beginning of year	11,609	8,679	14,381

Cash and cash equivalents, end of year	$8,940	$11,609	$8,679

Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$2,636	$2,239	$3,190

Noncash Financing Activities:
Loan made in connection with the sale of subsidiary	$-	$-	$250

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

Nathan’s Famous, Inc. and subsidiaries (collectively the “Company” or “Nathan’s”) has historically operated or franchised a chain of retail fast food restaurants featuring the “Nathan’s World Famous Beef Hot Dog”, crinkle-cut French-fried potatoes and a variety of other menu offerings.  Nathan’s has also established a Branded Product Program, which enables foodservice retailers to sell select Nathan’s proprietary products outside of the realm of a traditional franchise relationship.  The Company is also the owner of the Arthur Treacher’s brand. Arthur Treacher's main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The Company, through a previously wholly-owned subsidiary, was also the franchisor of Kenny Rogers Roasters (“Roasters”) through April 23, 2008. (See Note I.) The Company considers itself to be in the foodservice industry, and has pursued co-branding and co-hosting initiatives; accordingly, management has evaluated the Company as a single reporting unit.

At March 27, 2011, the Company’s restaurant system included five Company-owned units in the New York City metropolitan area (including one seasonal location) and 264 franchised or licensed units, located in 26 states and six foreign countries.

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

2.     Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52- or 53-week reporting period.  The results of operations and cash flows for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 are on the basis of a 52-week reporting period.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE B – (continued)

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

4.     Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents amounted to $1,670 and $3,052 at March 27, 2011 and March 28, 2010, respectively. Substantially all of the Company’s cash and cash equivalents are in excess of government insurance.

5.     Impairment of Notes Receivable

Nathan’s determines that a loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as late payments, operating losses, marginal working capital, inadequate cash flow or business interruptions, (b) loans secured by collateral that is not readily marketable, or (c) loans that are susceptible to deterioration in realizable value. The Company records interest income on its impaired notes receivable on an accrual basis, when collection is assured, based on the present value of the estimated cash flows of identified impaired notes receivable (See Note G).

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE B – (continued)

7.     Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 27, 2011 and March 28, 2010 all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis.

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

There were no sales of restaurants during the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009.

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

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE B – (continued)

10.  Goodwill and Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,353 in connection with Arthur Treacher’s.

The Company’s goodwill and intangible assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. As of March 27, 2011 and March 28, 2010, the Company has performed its required annual impairment test of goodwill and intangible assets and has determined no impairment is deemed to exist.

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present.  The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations.  No units were deemed impaired during the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009.

12.  Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

The fair value hierarchy, as outlined in the applicable accounting guidance, is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE B – (continued)

The fair value hierarchy consists of the following three levels

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

The use of observable market inputs (quoted market prices) when measuring fair value and, specifically, the use  of Level 1 quoted prices to measure fair value are required whenever possible.  The determination of where an asset or liability falls in the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures annually and based on various factors, it is possible that an asset or liability may be classified differently from year to year.

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 27, 2011 based upon the valuation hierarchy:
	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$18,906	$-	$18,906

Total assets at fair value	$-	$18,906	$-	$18,906

The carrying amounts of cash equivalents, accounts receivable, notes receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis.  However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to goodwill and other indefinite-lived intangible assets and long-lived assets. The Company utilized the income approach (Level 3 inputs) which utilized cash flow forecasts for future income and were discounted to present value in performing its annual impairment testing of intangible assets. For its annual goodwill impairment testing, the Company utilized an income approach (Level 3 inputs).

 13.  Start-up Costs

Pre-opening and similar restaurant costs are expensed as incurred.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE B – (continued)

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

15.   Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash or credit card by the customer, are recognized upon the performance of services. Sales are presented net of sales tax.

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

At March 27, 2011 and March 28, 2010, $341 and $315, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, the Company earned franchise fees of $663, $678 and $647, respectively, from new unit openings, transfers, co-branding and forfeitures.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE B – (continued)

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company.  Revenue from development agreements is deferred and recognized ratably over the term of the agreement, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 27, 2011 and March 28, 2010, $425 and $536, respectively, of deferred development fee revenue is included in the accompanying consolidated balance sheets.

The following is a summary of franchise openings and closings for the Nathan’s franchise restaurant system for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009:

	March 27, 2011	March 28, 2010	March 29, 2009

Franchised restaurants operating at the beginning of the period	246	249	224

New franchised restaurants opened during the period	40	33	46

Franchised restaurants closed during the period	(22)	(36)	(21)

Franchised restaurants operating at the end of the period	264	246	249

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

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE B – (continued)

  18.        Interest Income

Interest income is recorded when it is earned and deemed realizable by the Company.

  19.       Other Income

Deferred revenue associated with supplier contracts is generally amortized into income on a straight-line basis over the life of the contract.

Other income for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 consists of the following:
	March 27, 2011	March 28, 2010	March 29, 2009

Amortization of supplier contributions	$6	$36	$41
Other income	31	29	22
	$37	$65	$63

  20.        Business Concentrations and Geographical Information

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees.  At March 27, 2011, one retail licensee and three Branded Product customers each represented 11%, 16%, 13% and 11%, respectively, of accounts receivable. At March 28, 2010, one retail licensee and two Branded Products customers each represented 15%, 14% and 11%, respectively, of accounts receivable. No franchisee, retail licensee or Branded Product customer accounted for 10% or more of revenues during the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009.

The Company’s primary supplier of frankfurters represented 84%, 82% and 81% of product purchases for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, respectively.  The Company’s distributor of product to its Company-owned restaurants represented 9%, 11% and 12% of product purchases for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, respectively.

The Company’s revenues for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 were derived from the following geographic areas:

	March 27, 2011	March 28, 2010	March 29, 2009

Domestic (United States)	$55,824	$49,747	$48,423
Non-domestic	1,431	1,129	798
	$57,255	$50,876	$49,221

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE B – (continued)

21.	Advertising

The Company administers an advertising fund on behalf of its franchisees to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising fund are based on specified percentages of net sales, generally ranging up to 2%. Net Company-owned store advertising expense, which is expensed as incurred, was $233, $247, and $188, for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, respectively, and have been included within Restaurant Operating Expenses in the accompanying Consolidated Statements of Earnings.

   22.       Stock-Based Compensation

At March 27, 2011, the Company had several stock-based employee compensation plans in effect which are more fully described in Note L.

The cost of all share-based payments to employees, including grants of employee stock options, is recognized in the financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The Company utilizes the straight-line attribution method to recognize the expense associated with awards with graded vesting terms.

23.      Classification of Operating Expenses

Cost of sales consists of the following:

o	The cost of products sold by Company-operated restaurants through the Branded Product Program and other distribution channels.
o	The cost of labor and associated costs of in-store restaurant management and crew.
o	The cost of paper products used in Company-operated restaurants.
o	Other direct costs such as fulfillment, commissions, freight and samples.

Restaurant operating expenses consist of the following:

o	Occupancy costs of Company-operated restaurants.
o	Utility costs of Company-operated restaurants.
o	Repair and maintenance expenses of Company-operated restaurant facilities.
o	Marketing and advertising expenses done locally and contributions to advertising funds for Company-operated restaurants.
o	Insurance costs directly related to Company-operated restaurants.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE B – (continued)

24.       Income Taxes

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary differences resulting from different treatment of items such as depreciation, estimated self-insurance liabilities, allowance for doubtful accounts and any tax credits or net operating losses (“NOL”) for tax and reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible.  Should management determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

Uncertain Tax Positions

The Company has recorded liabilities for underpayment of income taxes and related interest and penalties, if any, for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision.

   25.       Adoption of New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board revised the then existing guidance with respect to the consolidation of variable interest entities by changing how a reporting entity determines when an entity that is not sufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Companies are also required to provide additional disclosures about their involvement with variable interest entities and any significant changes in risk exposure due to their involvement. Companies are also required to disclose how such involvement with a variable interest entity affects the company’s financial statement. Nathan’s adopted the provisions of this new accounting standard during the fiscal year ended March 27, 2011. The adoption of this new accounting standard did not increase Nathan’s required disclosures and did not have a material effect on its consolidated results of operations or financial position.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE B – (continued)

In July 2010, the Financial Accounting Standards Board issued guidance that will enhance future disclosure about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Nathan’s adopted the provisions of this new accounting standard during the fiscal year ended March 27, 2011. The adoption of this new accounting standard increased the required disclosures, but did not have a material effect on its consolidated results of operations or financial position (See Note F).

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements.

26.         Reclassifications

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, respectively:
	Income from continuing operations			Shares			Income per share from continuing operations
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Basic EPS
Basic calculation	$2,213	$5,569	$4,958	5,403,000	5,563,000	5,898,000	$.41	$1.00	$.84
Effect of dilutive employee stock options and warrants	-	-	-	101,000	153,000	282,000	(.01)	(.03)	(.04)

Diluted EPS
Diluted calculation	$2,213	$5,569	$4,958	5,504,000	5,716,000	6,180,000	$.40	$.97	$.80

Options and warrants to purchase 110,000, 110,000 and 196,833 shares of common stock for the years ended March 27, 2011, March 28, 2010 and March 29, 2009, respectively, were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares during the respective periods.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE D – RESTRICTED CASH

We have been engaged in litigation with SMG, Inc. “SMG”, as further described in Note M.2, “Legal Proceedings” related to our License Agreement and, in connection with that litigation, damages of $4,910, inclusive of pre-judgment interest, were assessed against Nathan’s (the “Judgment”).  Nathan’s has determined to appeal the Judgment.

In connection with this appeal, Nathan’s was required to provide security for the damages, and has entered into a Blocked Deposit Account Control Agreement (“Blocked Account Agreement”) with SMG and Citibank, N.A. (the “Bank”).

Nathan’s has also entered into a Security Agreement with SMG (the “Security Agreement”), pursuant to which, Nathan’s has granted SMG a security interest in the amounts on deposit in the Blocked Account at the Bank (the “Account”) in order to secure Nathan’s’ obligation to pay to SMG $4,910, together with post-judgment interest on such amount and costs incurred in connection with such amounts.

Pursuant to the Blocked Account Agreement, Nathan’s has deposited $4,910 into the Account and has agreed to deposit additional amounts monthly in an amount equal to the post-judgment interest (calculated at 9% per annum) for the preceding month and has classified the amount of the Judgment along with the post-judgment interest as restricted cash in the accompanying balance sheet.  Pursuant to the Blocked Account Agreement, Nathan’s will have no right to withdraw amounts from the Account, until: (1) the Bank receives written notice from SMG (a “Release Notice”) that (a) the Judgment, plus all applicable post-judgment interest, has been satisfied, (b) the Judgment has been reversed or the Judgment has been vacated and the matter remanded and that any subsequent motions or appeals have been resolved, (c) Nathan’s and SMG have entered a fully-executed settlement agreement resolving the Judgment, or (d) SMG has withdrawn its “Disposition Notice” (as defined below) or (2) the Bank has received a Disposition Notice and has acted in accordance with the Disposition Notice.

SMG has agreed to deliver a Release Notice to the Bank within five (5) business days following any of the events described in clauses (1), (a), (b) or (c) above, and is entitled to provide written notice (a “Disposition Notice”) to the Bank to distribute the amounts in the Account if either (i) the Judgment is affirmed and all appeals are exhausted, and the amount of the Judgment plus all applicable post-judgment interest is not satisfied by Nathan’s and paid to SMG within thirty (30) days of such affirmance or (ii) an Event of Default occurs under the Security Agreement.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE E - MARKETABLE SECURITIES

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities are as follows:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 27, 2011	$18,139	$767	$-	$18,906

March 28, 2010	$23,308	$1,009	$-	$24,317

As of March 27, 2011 and March 28, 2010, none of the securities held by the Company were in an unrealized loss position.

As of March 27, 2011, the municipal bonds mature at various dates between August 2011 and October 2019. The following represents the bond maturities by period:

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

March 27, 2011	$18,906	$3,126	$10,183	$5,597	$-

March 28, 2010	$24,317	$2,984	$12,354	$8,979	$-

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income are as follows:

	March 27, 2011	March 28, 2010	March 29, 2009
Available-for-sale securities:
Proceeds	$4,906	$1,535	$3,681
Gross realized gains (losses)	$4	$-	$(17)

The change in net unrealized (losses) gains on available-for-sale securities for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, of $(135), $281 and $110, respectively, which is net of deferred income taxes, has been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sales securities as of March 27, 2011 and March 28, 2010.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE F - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 27,	March 28,
	2011	2010

Franchise and license royalties	$1,831	$2,271
Branded product sales	3,950	2,841
Other	401	528
	6,182	5,640

Less: allowance for doubtful accounts	62	415

Accounts and other receivables, net	$6,120	$5,225

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

The Company’s delinquent franchise and license royalty receivables at March 27, 2011 and March 28, 2010, are as follows:

	March 27,	March 28,
	2011	2010
Investment in franchise and license royalties that are 90 days
past due that are still being accrued	$176	$241

Unrecognized franchise and license royalties	$68	$331

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 are as follows:
	March 27, 2011	March 28, 2010	March 29, 2009

Beginning balance	$415	$205	$104
Bad debt expense	56	181	173
Uncollectible marketing fund contributions	12	50	27
Accounts written off	(421)	(21)	(99)

Ending balance	$62	$415	$205

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE G – NOTE RECEIVABLE

In connection with Nathan’s sale of its then wholly-owned subsidiary Miami Subs Corporation (“Miami Subs”) on June 7, 2007, to Miami Subs Capital Partners I, Inc. (“Purchaser”), Nathan’s accepted Purchaser’s promissory note in the principal amount of $2,400 (the “MSC Note”) as part of the consideration.  The MSC Note originally bore interest at 8% per annum and is secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser. The Purchaser also had the ability to prepay the MSC Note at any time. In the event the MSC Note was fully repaid within one year of the sale, Nathan’s would have been required to reduce the amount due by $250. Due to the ability to prepay the loan and reduce the amount due, the recognition of $250 was initially deferred. The MSC Note was not prepaid within the requisite timeframe and Nathan’s recognized, as a component of discontinued operations, the initially deferred amount of $250 as additional gain and recorded income taxes of $97 during the fiscal year ended March 29, 2009.

Effective August 31, 2008, Nathan’s and the Purchaser agreed to extend the due date of the MSC Note from its initial four-year term until April 2014, to reduce the monthly payment and to settle certain claims between Nathan’s and the Purchaser. At that time, management evaluated the restructured MSC Note for impairment by comparing the present value of the future cash flows on the MSC Note to the current carrying value and determined that no impairment existed.

Effective April 1, 2010, Nathan’s and the Purchaser agreed to further modify the terms of the MSC Note (the “Amended MSC Note”) by extending the due date of the MSC Note until June 2015, reducing the monthly payments, increasing the interest rate to 8.5% and reducing the balance of the note by $250 if the MSC Note is paid in full on or before the June 2015 maturity date. At that time, management evaluated the restructured MSC Note for impairment by comparing the then-present value of the expected future cash flows on the MSC Note to the then-current carrying value and recorded an impairment charge of $250 in the fiscal year ended March 28, 2010.

On May 4, 2011, Nathan’s entered into a Note Purchase and Sale Agreement with Y & Y Capital Co, LLC (“Note Purchaser” and such agreement, the “Purchase Agreement”) pursuant to which Nathan’s has agreed to sell to the Note Purchaser the Amended MSC Note, for $900 in cash.  Simultaneously with the execution of the Purchase Agreement, the Note Purchaser paid to Nathan’s $450 to be applied to the purchase price payable under the Purchase Agreement.  Pursuant to the Purchase Agreement, the closing of the sale of the Amended MSC Note is required to occur on or before June 30, 2011. In connection with the sale of the Amended MSC Note, simultaneously with the closing of such sale, Nathan’s will also assign to the Note Purchaser all of its rights under certain related agreements which secure the obligation of the Purchaser under the Amended MSC Note, including a security agreement dated as of June 7, 2007, two personal Guaranties and an irrevocable direction for the payment of funds under certain circumstances. Management evaluated the Amended MSC Note for impairment by comparing the present value of the expected future cash flows on the Amended MSC Note to the current carrying value and recorded an impairment charge of $263 in the fiscal year ended March 27, 2011. As a result of the pending sale of the Amended MSC Note, the Company has classified the Amended MSC Note as note receivable held for sale in the accompanying Consolidated Balance Sheet as of March 27, 2011.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE G – (continued)

Following is a summary of impaired note receivable:
	March 27,	March 28,
	2011	2010

Total recorded investment in impaired note receivable	$1,434	$1,540
Allowance for impaired note receivable	(513)	(250)
Recorded investment in impaired note receivable, net	921	1,290
Less current portion	(921)	(115)
	$-	$1,175

Interest income recognized	$87	$115

Average recorded investment in impaired notes receivable	$1,179	$1,523

NOTE H - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:
	March 27,	March 28,
	2011	2010

Land	$1,197	$1,094
Building and improvements	2,167	2,139
Machinery, equipment, furniture and fixtures	5,105	5,623
Leasehold improvements	3,874	3,835
Construction-in-progress	273	-
	12,616	12,691
Less: accumulated depreciation and amortization	6,830	7,224

	$5,786	$5,467

NOTE I – DISCONTINUED OPERATIONS

1.	Sale of NF Roasters Corp.

On April 23, 2008, Nathan’s completed the sale of its then wholly-owned subsidiary, NF Roasters Corp. (“NF Roasters”), the franchisor of the Kenny Rogers Roasters concept, to Roasters Asia Pacific (Cayman) Limited. Pursuant to the Stock Purchase Agreement (“NFR Agreement”), Nathan’s sold all of the stock of NF Roasters for $4,000 in cash.

In connection with the NFR Agreement, Nathan’s may continue to sell NF Roasters products within the then-existing restaurants which had already been co-branded without payment of royalties.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE I – (continued)

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

2.	Summary Financial Information

The following is a summary of the components of discontinued operations for the fiscal year ended March 29, 2009:

Revenues (excluding gains from dispositions)	$10

Gain from dispositions before income taxes	$3,906
Income before income taxes	$3,914

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE J – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 27,	March 28,
	2011	2010

Payroll and other benefits	$2,008	$1,807
Accrued rebates	493	656
Professional and legal costs	75	163
Self-insurance costs	19	36
Rent and occupancy costs	126	231
Taxes payable	111	53
Deferred revenue	592	501
Unexpended advertising funds	364	-
Other	277	324
	$4,065	$3,771

Other liabilities consist of the following:

	March 27,	March 28,
	2011	2010

Deferred development fees	$371	$480
Reserve for uncertain tax positions (Note K)	490	648
Deferred rental liability	835	563
Contingent guaranty	211	208
Deferred royalty	8	8
	$1,915	$1,907

NOTE K - INCOME TAXES

Income tax provision (benefit) consists of the following for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009:

	March 27, 2011	March 28, 2010	March 29, 2009
Federal
Current	$2,330	$2,538	$2,012
Deferred	(1,545)	(212)	(53)
	785	2,326	1,959
State and local
Current	734	452	511
Deferred	(412)	(57)	(9)
	322	395	502
	$1,107	$2,721	$2,461

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE K – (continued)

Total income tax provision (benefit) for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 differs from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

	March 27, 2011	March 28, 2010	March 29, 2009

Computed “expected” tax expense	$1,129	$2,819	$2,522
Reduction in uncertain tax positions	(94)	(198)	-
State and local income taxes, net of Federal income tax benefit	274	391	314
Tax-exempt investment earnings	(244)	(272)	(305)
Nondeductible meals and entertainment and other	42	(19)	(70)
	$1,107	$2,721	$2,461

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 27,	March 28,
	2011	2010
Deferred tax assets
Accrued expenses	$183	$208
Allowance for doubtful accounts	14	266
Deferred revenue	524	516
Depreciation expense	143	356
Deferred stock compensation	729	604
Excess of straight line over actual rent	342	178
Litigation accrual	2,000	-
Other	20	78
Total gross deferred tax assets	$3,955	$2,206

Deferred tax liabilities
Difference in tax bases of installment gains not yet recognized	25	248
Deductible prepaid expense	188	203
Unrealized gain on marketable securities	296	403
Other	178	148
Total gross deferred tax liabilities	687	1,002
Net deferred tax asset	3,268	1,204
Less current portion	(2,356)	(111)
Long-term portion	$912	$1,093

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based upon anticipated taxable income, management believes that it is more likely than not that the Company will realize the benefit of this net deferred tax asset of $3,268 and $1,204 at March 27, 2011 and March 28, 2010, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE K – (continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 27, 2011 and March 28, 2010.

	March 27,	March 28,
	2011	2010

Unrecognized tax benefits, beginning of year	$378	$501
Increases based on tax positions taken in prior years	-	6
Decreases of tax positions taken in prior years	(73)	(101)
Increase based on tax positions taken in current year	13	15
Settlements of tax positions taken in prior years	-	(43)

Unrecognized tax benefits, end of year	$318	$378

The amount of unrecognized tax benefits at March 27, 2011 and March 28, 2010 was $318 and $378, respectively, all of which would impact Nathan’s effective tax rate, if recognized.  As of March 27, 2011 and March 28, 2010, the Company had $330 and $378, respectively, accrued for the payment of interest and penalties.  The Company believes that it is reasonably possible that decreases in unrecognized tax benefits of up to $60 may be recorded within the next year.

Nathan’s is subject to tax in the U.S. and various state and local jurisdictions. Effective May 28, 2010, the Company concluded its audit by the Internal Revenue Service for the fiscal year ended March 25, 2007, which resulted in no changes to the return as filed.  New York State completed an examination of fiscal years ended March 2005 through March 2007, resulting in no changes to the returns as filed. The earliest tax years’ that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2008
New York State	2008
New York City	2008

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

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

In April 1998, the Company adopted the Nathan’s Famous, Inc. 1998 Stock Option Plan (the “1998 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees.  Up to 500,000 shares of common stock were reserved for issuance upon the exercise of options granted under the 1998 Plan. The 1998 Plan expired with respect to the granting of new options on April 5, 2008.

In June 2001, the Company adopted the Nathan’s Famous, Inc. 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of nonqualified stock options to directors, officers and key employees.  Up to 350,000 shares of common stock were originally reserved for issuance upon the exercise of options granted and for future issuance in connection with awards under the 2001 Plan.  On September 12, 2007, Nathan’s shareholders approved certain modifications to the 2001 Plan, which increased the number of options available for future grant by 275,000 shares. As of July 19, 2010, there were 168,500 shares available to be issued for future grants which have been included in the Nathan’s Famous, Inc. 2010 Stock Incentive Plan (the “2010 Plan”).

In June 2002, the Company adopted the Nathan’s Famous, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the issuance of nonqualified stock options or restricted stock awards to directors, officers and key employees.  Up to 300,000 shares of common stock were originally reserved for issuance in connection with awards under the 2002 Plan. As of July 19, 2010, there were 2,500 shares available to be issued for future grants which have been included in the 2010 Plan.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE L – (continued)

On September 14, 2010, the Company’s shareholders approved the Nathan’s Famous, Inc. 2010 Stock Incentive Plan ( the “2010 Plan”), which provides for the issuance of nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to directors, officers and key employees.  The Company is authorized to issue up to 150,000 shares of common stock under the 2010 Plan, together with any shares which had not been previously issued under the 2001 Stock Option Plan and the 2002 Stock Incentive Plan as of July 19, 2010 (171,000 shares),  plus any shares subject to any outstanding options or restricted stock grants under the 2001 Stock Option Plan or the 2002 Stock Incentive Plan that were outstanding as of July 19, 2010 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 100,000 shares.  The stock to be offered under the 2010 Plan consists of shares of the Company’s common stock, whether authorized but unissued or reacquired.  The number of shares issuable and the grant, purchase or  exercise price of outstanding awards are subject to adjustment in the amount that the Company’s Compensation Committee considers appropriate upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. In the event that the Company issues restricted stock awards, each share of restricted stock would reduce the amount of available shares by 3.2 shares for each share of restricted stock granted. As of March 27, 2011, there were up to 321,000 shares available to be issued for future grants under the 2010 Plan and no new awards are available for future grant pursuant to the 2001 Plan or 2002 Plan.

Historically, options granted under the Company’s stock incentive plans generally have terms of five or ten years and vest over periods of between three and five years. The Company has historically issued new shares of common stock for options that have been exercised and determined the grant date fair value of options and warrants granted using the Black-Scholes option valuation model.

No stock-based awards were granted during the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009.

Stock-based compensation, including amortization of deferred compensation relating to restricted stock, recognized during the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 was $378, $428 and $492 respectively, and is included in general and administrative expense in the accompanying Consolidated Statements of Earnings.  As of March 27, 2011, there was $94 of unamortized compensation expense related to stock options.  The Company expects to recognize this expense over approximately six months, which represents the remaining requisite service periods for such awards.

On June 6, 2011, the Company granted 177,500 stock options having an exercise price of $17.75 per share, all of which expire five years from the date of grant. The options granted will be vested 25% on the first anniversary of the grant and an additional 25% on each anniversary date through the fourth anniversary of the grant. The related stock based compensation expense will commence in the first quarter of fiscal 2012.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE L – (continued)

A summary of the status of the Company’s stock options at March 27, 2011, March 28, 2010 and March 29, 2009 and changes during the fiscal years then ended is presented in the tables below:
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	price	Shares	price	Shares	price
Options outstanding – beginning of year	534,750	$10.31	1,027,308	$6.94	1,152,308	$6.54

Granted	-	-	-	-	-	-
						-
Expired	-	-	(25,000)	3.19	-	-

Exercised	(64,750)	3.22	(467,558)	3.28	(125,000)	3.30

Options outstanding - end of year	470,000	$11.29	534,750	$10.31	1,027,308	$6.94

Options exercisable - end of year	415,500	$10.90	409,083	$8.97	830,475	$5.07

Weighted-average fair value of
options granted	-	$-	-	$-	-	$-

During the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, 64,750, 467,558 and 125,000 stock options were exercised which aggregated proceeds of $208, $1,533 and $413, respectively, to the Company.

The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 were $876, $4,929 and $1,250 respectively.

The following table summarizes information about stock options at March 27, 2011:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Options outstanding at March 27, 2011	470,000	$11.29	3.48	$2,766

Options exercisable at March 27, 2011	415,500	$10.90	3.38	$2,607

Exercise prices range from $3.20 to $17.43

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE L – (continued)

2.	Common Stock Purchase Rights

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

The New Rights were distributed as a dividend. Initially, the New Rights will attach to, and trade with, the Company’s common stock.  Subject to the terms, conditions and limitations of the New Rights Plan, the New Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock. Upon such an event and payment of the purchase price of $30 (the “New Right Purchase Price”), each New Right (except those held by the acquiring person or group) will entitle the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less than the New Right Purchase Price, a number of shares of the Company’s common stock which at the time of the transaction has a market value equal to the New Right Purchase Price. Based on the market price of the Company’s common stock on June 4, 2008, the date the New Rights Plan was adopted, of $13.41 per share, and due to the fact that the Company is not required to issue fractional shares, the current exchange ratio is two shares of common stock per New Right. The Company’s Board of Directors may redeem the New Rights prior to the time they are triggered. Upon adoption of the New Rights Plan, the Company reserved 16,589,516 shares of common stock for issuance upon exercise of the New Rights.  At March 27, 2011, the Company reserved 10,304,760 shares of common stock, based upon the closing market price per share on Friday, March 25, 2011 of $17.10. The New Rights will expire on June 5, 2013 unless earlier redeemed or exchanged by the Company.

3.	Stock Repurchase Programs

Through March 27, 2011, Nathan’s purchased a total of 3,755,278 shares of common stock at a cost of approximately $34,446 pursuant to the various stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 576,485 shares were repurchased at a cost of $9,254 during the year ended March 27, 2011.  As of March 27, 2011, an aggregate of 544,722 shares are remaining to be purchased pursuant to the Company’s previously-adopted stock repurchase plans. Purchases under the stock repurchase plans may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the stock repurchase plans.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE L – (continued)

On November 13, 2008, Nathan’s Board of Directors authorized a fourth stock repurchase plan for the purchase of up to 500,000 shares of the Company’s common stock, under which 500,000 shares were repurchased at a cost of $7,279 completing the fourth stock repurchase plan.

On June 30, 2009, Nathan’s Board of Directors authorized its fifth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company and the Company repurchased 238,129 shares of common stock at a cost of $3,015 in a privately-negotiated transaction with Prime Logic Capital, LLC. As of March 28, 2010, the Company has repurchased 500,000 shares at a cost of $6,637 completing the fifth stock repurchase plan.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 300,000 shares. As of March 27, 2011, the Company has repurchased 255,278 shares at a cost of $4,134 under the sixth stock repurchase plan.

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

On September 10, 2010, Nathan’s entered into a new 10b5-1 Agreement with MSI, authorizing the purchase of shares of the Company’s common stock, initially having an aggregate value of up to $4.8 million. Such purchases were able to commence on September 20, 2010. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million. This agreement will terminate on September 19, 2011. As of March 27, 2011, the Company has repurchased shares aggregating $2,207 pursuant to this 10b5-1 Agreement. Both 10b5-1 agreements were adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934 in order to assist the Company in implementing the purchase of shares under its stock repurchase plans.

4.	Employment Agreements

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE L – (continued)

In connection with the foregoing, the Company entered into an employment agreement with each of Messrs. Lorber (as amended, the “Lorber Employment Agreement”) and Gatoff (as amended, the “Gatoff Employment Agreement”).  Under the terms of the Lorber Employment Agreement, Mr. Lorber will serve as Executive Chairman of the Board from January 1, 2007 until December 31, 2012, unless his employment is terminated in accordance with the terms of the Lorber Employment Agreement. Pursuant to the Lorber Employment Agreement, Mr. Lorber receives a base salary of $400, and will not receive a contractually-required bonus. The Lorber Employment Agreement provides for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200 per year in exchange for his agreement to provide no less than 15 days of consulting services per year, provided, Mr. Lorber is not required to provide more than 50 days of consulting services per year.

The Lorber Employment Agreement provides Mr. Lorber with the right to participate in employment benefits offered to other Nathan’s executives.  During and after the contract term, Mr. Lorber is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

In the event that Mr. Lorber’s employment is terminated without cause, he is entitled to receive his salary and bonus for the remainder of the contract term. The Lorber Employment Agreement further provides that in the event there is a change in control, as defined in the agreement, Mr. Lorber has the option, exercisable within one year after such event, to terminate the agreement. Upon such termination, he has the right to receive a lump sum cash payment equal to the greater of (A) his salary and annual bonuses for the remainder of the employment term (including a prorated bonus for any partial fiscal year), which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination; or (B) 2.99 times his salary and annual bonus for the fiscal year immediately preceding the fiscal year of termination, in each case together with a lump sum cash payment equal to the difference between the exercise price of any exercisable options having an exercise price of less than the then current market price of the Company’s common stock and such then current market price. In addition, Nathan’s will provide Mr. Lorber with a tax gross-up payment to cover any excise tax due.

In the event of termination due to Mr. Lorber’s death or disability, he is entitled to receive an amount equal to his salary and annual bonuses for a three-year period, which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination.

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff will serve as Chief Executive  Officer from January 1, 2007 until December 31, 2008, which period shall extend for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement has been extended through December 31, 2011, based on the original terms, and no non-renewal notice has been given.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE L – (continued)

Pursuant to the agreement, Mr. Gatoff will receive a base salary, currently $250, and an annual bonus based on his performance measured against the Company’s financial, strategic and operating objectives as determined by the Compensation Committee. The Gatoff Employment Agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996.  The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. Consequently, the employment agreement has been extended annually through December 31, 2011, based on the original terms, and no non-renewal notice has been given.  The agreement provides for annual compensation, currently $289, plus certain other benefits.  In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

As a result of the sale of Miami Subs, the employment agreement between Miami Subs and its-then President and Chief Operating Officer (who also serves as an executive officer of Nathan’s) was cancelled and a new employment agreement was entered into with Nathan’s effective May 31, 2007. The agreement provides for annual compensation of $210 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. No non-renewal notice has been given. The agreement includes a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined. In the event a non-renewal notice is delivered, the Company must pay the officer an amount equal to his base salary as then in effect.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE L – (continued)

5.	401(k) Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all non-union employees over age 21 who have been employed by the Company for at least one year.  Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary.  Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary.  Employer contributions for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 were $30, $28 and $27, respectively.

6.	Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees.  The Company does not provide medical benefits to retirees.

NOTE M - COMMITMENTS AND CONTINGENCIES

1.	Commitments

The Company’s operations are principally conducted in leased premises. The leases generally have initial terms ranging from 5 to 20 years and usually provide for renewal options ranging from 5 to 20 years.  Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance).

As of March 27, 2011, the Company has non-cancelable operating lease commitments, net of certain sublease rental income, as follows:
	Lease	Sublease	Net lease
	commitments	income	commitments

2012	$1,437	$320	$1,117
2013	1,347	140	1,207
2014	1,361	63	1,298
2015	1,380	24	1,356
2016	1,393	24	1,369
Thereafter	10,709	50	10,659

	$17,627	$621	$17,006

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,176, $1,350 and $1,215 for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, respectively.  Sublease rental income was $311, $334 and $203 for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE M – (continued)

Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels.  The percentage of gross sales to be paid and related gross sales level which vary by unit.  Contingent rental expense, which is inclusive of common area maintenance charges, was approximately $165, $205 and $147 for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, respectively.

The Company leases two sites which it in turn subleases to franchisees, which expire on various dates through 2018 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

The Company also subleases a restaurant location to a third party. This sublease provides for minimum annual rental payments by the Company aggregating approximately $1,066 and expires in 2028 exclusive of renewal options.

The Company leases the majority of its corporate office in Florida to the purchaser of Miami Subs, which lease, as amended, currently provides for lease payments of $28 per annum including charges for common area expenses.  The lease expires in 2014 exclusive of renewal options.

At March 27, 2011, Nathan’s had open purchase commitments for approximately 485,000 pounds of hot dogs at a total cost of $950 for purchase between April and June 2011. The hot dogs to be purchased represent approximately 13% of Nathan’s estimated usage during the period of the commitment. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

2.	Legal Proceedings

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE M – (continued)

The Company is also involved in the following legal proceeding:

The Company is party to a License Agreement with SMG, Inc. (“SMG”) dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan’s Famous restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company has elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG has disputed that a breach has occurred and has commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG has breached the License Agreement and that the Company has properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company answered SMG’s complaint in Illinois and asserted its own counterclaims which seek, among other things, a declaratory judgment that SMG did breach the License Agreement and that the Company has properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a Stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation has been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  On September 17, 2010, SMG filed a motion for summary judgment with respect to the claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  A trial on the claims relating to Nathan’s termination of the License Agreement took place between October 6 and October 13, 2010.  Oral argument on the claims relating to the sale of Nathan’s proprietary seasonings took place prior to the start of the trial.  On October 13, 2010, an Order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On December 17, 2010, the Court ruled that Nathan’s was not entitled to terminate the License Agreement.  On January 19, 2011, the parties submitted an agreed upon order which, among other things, assessed damages against Nathan’s of approximately $4.9 million inclusive of pre-judgment interest, which has been accrued in the accompanying consolidated financial statements.  The final judgment was entered on February 4, 2011.  On March 4, 2011, Nathan's filed a notice of appeal seeking to appeal the final judgment.  In order to secure the final judgment pending an appeal, on March 31, 2011, Nathan's entered into a Security Agreement with SMG and Blocked Deposit Account Agreement with SMG and Citibank, N.A., as described in Note D. On April 7, 2011, the Court entered a stipulation and order which granted a stay of enforcement of the final judgment. The appellate court is currently assembling the record on appeal, after which Nathan's will file its appellate brief.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE M – (continued)

3.	Guaranty

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York.  The Guaranty of Lease could be called upon in the event of a default by the tenant/franchisee.  The guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs.  Nathan’s has recorded a liability of $211 in connection with this guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has not made any payments pursuant to this guaranty. In connection with the Nathan’s Franchise Agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the lease.

NOTE N - RELATED PARTY TRANSACTIONS

An accounting firm of which Charles Raich, who serves on Nathan’s Board of Directors, serves as Managing Partner, received ordinary tax preparation and other consulting fees of $140, $149 and $146 for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, respectively.

A firm to which Mr. Lorber serves as a consultant (and, prior to January 2005, as the Chairman), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $25, $13 and $15 for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 27, 2011, March 28, 2010 and March 29, 2009

NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2011

Total revenues	$15,626	$16,282	$13,079	$12,268
Gross profit (a)	2,862	3,541	2,276	1,388
Net income	1,660	151	(153)	555

Per share information
Net income (loss) per share
Basic (b)	$.30	$.03	$(.03)	$.11
Diluted (b)	$.29	$.03	$(.03)	$.11

Shares used in computation of net income
per share
Basic (b)	5,594,000	5,573,000	5,352,000	5,094,000
Diluted (b)	5,694,000	5,677,000	5,352,000	5,190,000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2010

Total revenues	$14,232	$14,896	$11,224	$10,524
Gross profit (a)	2,906	3,665	2,140	1,461
Net income	1,563	2,163	1,052	791

Per share information
Net income per share
Basic (b)	$.28	$.40	$.19	$.14
Diluted (b)	$.27	$.39	$.19	$.14

Shares used in computation of net income
per share
Basic (b)	5,612,000	5,420,000	5,603,000	5,618,000
Diluted (b)	5,879,000	5,594,000	5,680,000	5,710,000

(a)	Gross profit represents the difference between sales and cost of sales.
(b)
The sum of the quarters may not equal the full year per share amounts included in the accompanying consolidated statements of earnings due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 27, 2011, March 28, 2010 and March 29, 2009

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		(1)	(2)
Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of period

Fifty-two weeks ended March 27, 2011

Allowance for doubtful accounts -
accounts receivable	$415	$56	$12	(b)	$421	(a)	$62

Fifty-two weeks ended March 28, 2010

Allowance for doubtful accounts -
accounts receivable	$205	181	$50	(b)	$21	(a)	$415

Fifty-two weeks ended March 29, 2009

Allowance for doubtful accounts -
accounts receivable	$104	173	$27	(b)	$99	(a)	$205

(a)	Uncollectible amounts written off.
(b)	Uncollectible marketing fund contributions.

EXHIBIT INDEX

10.38	Note Purchase and Sale Agreement with Y&Y Capital Co. LLC dated May 4, 2011.
21	List of Subsidiaries of the Registrant.
23	Consent of Grant Thornton LLP dated June 9, 2011.
31.1	Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.