Form 10-Q
period 2011-06-26
NATHANS FAMOUS INC
filed 2011-08-05
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2011.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer __	Accelerated filer X
Non-accelerated filer __	Smaller reporting company __
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

At July 29, 2011, an aggregate of 5,029,777 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
June 26, 2011 and March 27, 2011
(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ASSETS	June 26, 2011	March 27, 2011
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$9,686	$8,940
Marketable securities	18,954	18,906
Restricted cash (Note E)	5,084	4,972
Accounts and other receivables, net	7,698	6,120
Note receivable held for sale (Note G)	900	921
Inventories	1,494	1,139
Prepaid expenses and other current assets	913	1,065
Deferred income taxes	1,856	2,356
Total current assets	46,585	44,419

Property and equipment, net	5,797	5,786
Goodwill	95	95
Intangible assets	1,353	1,353
Deferred income taxes	905	912
Other assets	390	393

	$55,125	$52,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,931	$3,587
Litigation accrual (Note M)	5,084	4,972
Accrued expenses and other current liabilities	3,568	4,065
Deferred franchise fees	312	341
Total current liabilities	13,895	12,965

Other liabilities	1,981	1,915

Total liabilities	15,876	14,880

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; 30,000,000 shares authorized; 8,837,991 and 8,837,991 shares issued; and 5,051,144 and 5,082,713 shares outstanding at June 26, 2011 and March 27, 2011, respectively	88	88
Additional paid-in capital	53,031	52,945
Retained earnings	20,606	19,010
Accumulated other comprehensive income	543	481
	74,268	72,524
Treasury stock, at cost, 3,786,847 and 3,755,278 shares at June 26, 2011 and March 27, 2011, respectively.	(35,019)	(34,446)
Total stockholders’ equity	39,249	38,078

	$55,125	$52,958

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended June 26, 2011 and June 27, 2010
(in thousands, except share and per share amounts)
(Unaudited)

	June 26, 2011	June 27, 2010

REVENUES
Sales	$14,316	$12,350
Franchise fees and royalties	1,435	1,255
License royalties	1,967	1,799
Interest income	178	208
Other income	1	14
Total revenues	17,897	15,626

COSTS AND EXPENSES
Cost of sales	11,636	9,488
Restaurant operating expenses	819	825
Depreciation and amortization	227	232
General and administrative expenses	2,512	2,564
Interest expense	112	-
Total costs and expenses	15,306	13,109

Earnings before provision for income taxes	2,591	2,517
Provision for income taxes	995	857
Net income	$1,596	$1,660

PER SHARE INFORMATION
Basic income per share:
Net income	$.31	$.30

Diluted income per share:
Net income	$.31	$.29

Weighted average shares used in computing income per share
Basic	5,078,000	5,594,000
Diluted	5,201,000	5,694,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirteen weeks ended June 26, 2011
(in thousands, except share amounts)
(Unaudited)

	Common	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 27, 2011	8,837,991	$88	$52,945	$19,010	$481	3,755,278	$(34,446)	$38,078

Repurchase of common stock						31,569	(573)	(573)

Share-based compensation			86					86

Unrealized gains on available for sale securities, net of deferred income taxes of $41					62			62

Net income	-	-	-	1,596	-	-	-	1,596
Balance, June 26, 2011	8,837,991	$88	$53,031	$20,606	$543	3,786,847	$(35,019)	$39,249

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirteen weeks ended June 26, 2011 and June 27, 2010
(in thousands)
(Unaudited)

	June 26, 2011	June 27, 2010
Cash flows from operating activities:
Net income	$1,596	$1,660
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	227	232
Amortization of bond premium	55	73
Share-based compensation expense	86	107
Deferred income taxes	466	(44)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,578)	(1,457)
Inventories	(355)	(94)
Prepaid expenses and other current assets	152	511
Other assets	3	(46)
Accrued litigation	112	-
Accounts payable, accrued expenses and other current liabilities	397	274
Deferred franchise fees	(29)	(9)
Other liabilities	66	(3)

Net cash provided by operating activities	1,198	1,204

Cash flows from investing activities:
Purchase of property and equipment	(238)	(404)
Change in restricted cash	(112)	-
Deposit received on sale of note receivable	450	-
Payments received on note receivable	21	39

Net cash provided by (used in) investing activities	121	(365)

Cash flows from financing activities:
Repurchase of treasury stock	(573)	-

Net cash used in financing activities	(573)	-

Net increase in cash and cash equivalents	746	839

Cash and cash equivalents, beginning of year	8,940	11,609

Cash and cash equivalents, end of year	$9,686	$12,448

Cash paid during the year for:
Interest	$-	$-
Income taxes	$273	$73

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2011
(Unaudited)
 NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,”  “we,” “us” or “our”) as of and for the thirteen week periods ended June 26, 2011 and June 27, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission.  Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 27, 2011.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2011. There have been no changes to the Company’s significant accounting policies subsequent to March 27, 2011.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a number of amendments in order to align the fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe many of the requirements in US GAAP for measuring fair value or disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments modify a particular principle or requirement for measuring fair value or for disclosing fair value measurements. The amended guidance will be effective for Nathan’s beginning with the first interim or annual reporting period beginning after December 15, 2011; early application is not permitted. We do not expect the adoption of these amendments to have a material effect on our consolidated results of operations or financial position.

In June 2011, the FASB issued guidance covering the Presentation of Comprehensive Income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Irrespective of the format that is chosen, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total for comprehensive income. Additionally, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where components of net income and components of OCI are presented. The guidance will be effective for Nathan’s beginning with the first annual reporting period, and interim periods within that fiscal year, beginning December 15, 2011 and shall be applied retrospectively, however, early adoption is permitted. The adoption of this new accounting standard will modify the required disclosures, but is not expected to have a material effect on our consolidated results of operations or financial position.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 26, 2011 based upon the valuation hierarchy (in thousands):

	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$18,954	$-	$18,954

Total assets at fair value	$-	$18,954	$-	$18,954

Nathan’s marketable securities, which consist primarily of municipal bonds, are not actively traded.  The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

The carrying amounts of cash equivalents, note receivable held for sale, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 26, 2011, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At June 26, 2011 and March 27, 2011, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 26, 2011	$18,084	$870	$-	$18,954

March 27, 2011	$18,139	$767	$-	$18,906

As of June 26, 2011 and March 27, 2011, none of the securities held by the Company were in an unrealized loss position.

The municipal bonds held at June 26, 2011, mature at various dates between July 2011 and October 2019. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

June 26, 2011	$18,954	$4,128	$11,291	$3,535	$-

March 27, 2011	$18,906	$3,126	$10,183	$5,597	$-

The change in net unrealized losses on available-for-sale securities for the thirteen-week periods ended June 26, 2011 and June 27, 2010 of $62 and $50, respectively, which are net of deferred income taxes, have been included as a component of comprehensive income. (See Note L.)

NOTE E – RESTRICTED CASH

We have been engaged in litigation with SMG, Inc. (“SMG”, as further described in Note M.2) related to a License Agreement with SMG dated as of February 28, 1994, as amended (the “License Agreement”) and, in connection with that litigation, damages of approximately $4,910,000 inclusive of pre-judgment interest, were assessed against Nathan’s (the “Judgment”) during the Fiscal year ended March, 27, 2011.  Nathan’s has appealed both of the court’s findings with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG and the amount of the Judgment (See Note M.2).

In connection with this appeal, Nathan’s was required to provide security for the damages, and on March 31, 2011 entered into a Blocked Deposit Account Control Agreement (“Blocked Account Agreement”) with SMG and Citibank, N.A. (the “Bank”).

Nathan’s has also entered into a Security Agreement with SMG on March 31, 2011 (the “Security Agreement”), pursuant to which, Nathan’s has granted SMG a security interest in the amounts on deposit in the Blocked Account at the Bank (the “Account”) in order to secure Nathan’s’ obligation to pay to SMG approximately $4,910,000 together with post-judgment interest on such amount and costs incurred in connection with such amounts.

Pursuant to the Blocked Account Agreement, Nathan’s initially deposited approximately $4,910,000 into the Account and has deposited additional amounts monthly in an amount equal to the post-judgment interest (calculated at 9% per annum) through June 26, 2011. Nathan’s has classified the amount of the Judgment along with the post-judgment interest as restricted cash in the accompanying balance sheet.  Pursuant to the Blocked Account Agreement, Nathan’s will have no right to withdraw amounts from the Account, until: (1) the Bank receives written notice from SMG (a “Release Notice”) that (a) the Judgment, plus all applicable post-judgment interest, has been satisfied, (b) the Judgment has been reversed or the Judgment has been vacated and the matter remanded and that any subsequent motions or appeals have been resolved, (c) Nathan’s and SMG have entered a fully-executed settlement agreement resolving the Judgment, or (d) SMG has withdrawn its “Disposition Notice” (as defined below) or (2) the Bank has received a Disposition Notice and has acted in accordance with the Disposition Notice.

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

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 26,	March 27,
	2011	2011

Branded product sales	$4,905	$3,950
Franchise and license royalties	2,503	1,831
Other	342	401
	7,750	6,182
Less: allowance for doubtful accounts	52	62
Accounts and other receivables, net	$7,698	$6,120

Accounts receivable are due within 30 days and are stated at amounts due from Branded Product Program customers, franchisees, retail licensees and product manufacturers, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company does not recognize franchise and license royalties that are not deemed to be realizable. The Company individually reviews each past due account and determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current and expected future ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole.  Based on management’s assessment, the Company provides for estimated uncollectable amounts through a charge to earnings. After the Company has used reasonable collection efforts it writes off accounts receivable through a charge to the allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts for the thirteen-week period ended June 26, 2011 and the fiscal year ended March 27, 2011 are as follows (in thousands):

	June 26, 2011	March 27, 2011

Beginning balance	$62	$415
Bad debt expense	-	56
Uncollectible marketing fund contributions	-	12
Accounts written off	(10)	(421)
Ending balance	$52	$62

NOTE G – NOTE RECEIVABLE HELD FOR SALE

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

On May 4, 2011, Nathan’s entered into a Note Purchase and Sale Agreement with Y & Y Capital Co, LLC (“Note Purchaser” and such agreement, the “Purchase Agreement”) pursuant to which Nathan’s agreed to sell to the Note Purchaser for $900,000 in cash the note received by the Company in connection with the sale of its Miami Subs Corporation subsidiary, as amended to date (the “Amended MSC Note”).  Simultaneously with the execution of the Purchase Agreement, the Note Purchaser paid to Nathan’s $450,000 to be applied to the purchase price payable under the Purchase Agreement, such deposit has been reflected as a component of accrued expenses and other current liabilities in the accompanying balance sheet as of June 26, 2011.  Pursuant to the Purchase Agreement, the closing of the sale of the Amended MSC Note was required to occur on or before June 30, 2011. In connection with the sale of the Amended MSC Note, simultaneously with the closing of such sale, Nathan’s was required to assign to the Note Purchaser all of its rights under certain related agreements which secure the obligation of the payor under the Amended MSC Note, including a security agreement dated as of June 7, 2007, two personal Guaranties and an irrevocable direction for the payment of funds under certain circumstances. Management evaluated the Amended MSC Note for impairment by comparing the present value of the expected future cash flows on the Amended MSC Note to the current carrying value and recorded an impairment charge of $263,000 in the fiscal year ended March 27, 2011. As a result of the pending sale of the Amended MSC Note, the Company classified the Amended MSC Note as a note receivable held for sale in the accompanying Consolidated Balance Sheets as of June 26, 2011 and March 27, 2011. On June 29, 2011, the sale of the Amended MSC Note was completed.

Following (in thousands) is a summary of the impaired note receivable:

	June 26,	March 27,
	2011	2011

Total recorded investment in impaired note receivable	$1,413	$1,434
Allowance for impaired note receivable	(513)	(513)
	900	921
Less: current portion	(900)	(921)
Note receivable	$-	$-

The Company has recognized approximately $30 and $18 of interest income on the Amended MSC Note for the thirteen weeks ended June 26, 2011 and June 27, 2010, respectively. The average recorded investment in impaired notes receivable was $911 and $1,179 at June 26, 2011 and March 27, 2011, respectively.

NOTE H – INCOME PER SHARE

Basic income per common share is calculated by dividing income by the weighted-average number of common shares outstanding and excludes any dilutive effect of stock options. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income per common share result from the assumed exercise of stock options and warrants, as determined using the treasury stock method.

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen-week periods ended June 26, 2011 and June 27, 2010, respectively.

Thirteen weeks

	Net Income		Number of Shares		Net Income Per Share
	2011	2010	2011	2010	2011	2010
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,596	$1,660	5,078	5,594	$0.31	$0.30
Effect of dilutive employee stock options	-	-	123	100	-	(0.01)
Diluted EPS
Diluted calculation	$1,596	$1,660	5,201	5,694	$0.31	$0.29

Options to purchase 177,500 and 110,000 shares of common stock in the thirteen-week periods ended June 26, 2011 and June 27, 2010, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the periods.

NOTE I – INCOME TAXES

The income tax provisions for the thirteen-week periods ended June 26, 2011 and June 27, 2010 reflect effective tax rates of 38.4% and 34.0%, respectively, which have been reduced from statutory rates by 2.3% and 2.8%, respectively,  for the differing effects of tax exempt interest income.  During the thirteen-week period ended June 27, 2010, Nathan’s settled uncertain tax positions with one state jurisdiction and accordingly reduced the associated unrecognized tax benefits, including the related accrued interest and penalties, by approximately $79,000, further reducing the June 27, 2010 effective tax rate by 3.1% for the period.

The amount of unrecognized tax benefits at June 26, 2011 was $321,000, all of which would impact Nathan’s effective tax rate, if recognized.  As of June 26, 2011, Nathan’s had $342,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the fiscal year ending March 25, 2012, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible that the amount of unrecognized tax benefits, including the related accrued interest and penalties, could be reduced by up to $60,000, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 25, 2012 will be in the range of approximately 37.5% to 39.0%.  The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

Nathan’s has received notices from New York City and the State of Massachusetts that our tax returns for the fiscal years ended March 2008, March 2009 and March 2010 will be reviewed. Additionally, the State of Massachusetts has indicated that our tax return for the fiscal year ended March 2011 will also be reviewed.

NOTE J – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 26, 2011 and June 27, 2010 was $86,000 and $107,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of June 26, 2011, there was $902,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately three years and eleven months, which represents the requisite service periods for such awards.

On September 14, 2010, the Company adopted the 2010 Stock Incentive Plan (“the 2010 Plan”) which provides for the issuance of up to 150,000 additional shares pursuant to the 2010 Plan together with 171,000 shares that have not been issued under the 2001 Stock Option Plan (the “2001 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”) plus any shares subject to any outstanding options or restricted stock grants under the 2001 Plan and the 2002 Plan that subsequently expire unexercised or are otherwise forfeited up to a maximum of an additional 100,000 shares.

During the thirteen-week period ended June 26, 2011, the Company granted 177,500 stock options having an exercise price of $17.75 per share, all of which expire five years from the date of grant. All 177,500 options granted vest ratably over a four-year period as follows: 25% on June 6, 2012, 25% on June 6, 2013, 25% on June 6, 2014 and the balance on June 6, 2015.

There were no share-based awards granted during the thirteen-week period ended June 27, 2010.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirteen weeks ended June 26, 2011, are as follows:

Weighted-average option fair values	$5.039
Expected life (years)	5.0
Interest rate	1.60%
Volatility	28.90%
Dividend yield	0%

The expected dividend yield is based on historical and projected dividend yields. The Company estimates expected volatility based primarily on historical monthly price changes of the Company's stock equal to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected option tern is the number of years the Company estimates the options will be outstanding prior to exercise based on expected employment termination behavior.

Stock options outstanding:

Transactions with respect to stock options for the thirteen weeks ended June 26, 2011 are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 27, 2011	470,000	$11.29	3.48	$2,766,000

Granted	177,500	17.75	5.00	-
Expired	-	-	-	-
Exercised	-	-	-	-

Options outstanding at June 26, 2011	647,500	$13.06	3.70	$3,521,000

Options exercisable at June 26, 2011	455,000	$11.09	3.29	$3,372,000

NOTE K – STOCKHOLDERS’ EQUITY

During the period from October 2001 through June 26, 2011, Nathan’s purchased a total of 3,786,847 shares of its common stock at a cost of approximately $35,019,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  During the thirteen-week period ended June 26, 2011, we repurchased 31,569 shares at a total cost of $573,000.

On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  After giving effect to this increase, an aggregate of 513,153 shares can still be purchased under Nathan’s stock buy-back programs, as of June 26, 2011.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

On September 10, 2010, Nathan’s entered into a 10b5-1 agreement with Mutual Securities, Inc. (“MSI”) pursuant to which MSI commencing September 10, 2010 could purchase shares of the Company’s common stock, having a value of up to an aggregate $4.8 million. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million.  This agreement was subsequently amended on August 4, 2011 to extend the termination date from September 19, 2011 to November 15, 2011.  As of June 26, 2011, the Company had repurchased shares aggregating $2,780,000 pursuant to this 10b5-1 agreement. The agreement was adopted to ensure that the Company’s repurchases would comply with the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

At June 26, 2011, the Company has reserved 9,473,747 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 4, 2008.

NOTE L - COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Thirteen weeks ended June 26, 2011	Thirteen weeks ended June 27, 2010
Net income	$1,596	$1,660
Unrealized gain on available-for-sale securities, net of tax provision of $41, and $34, respectively	62	50
Comprehensive income	$1,658	$1,710

Accumulated other comprehensive income at June 26, 2011 and March 27, 2011 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE M - COMMITMENTS AND CONTINGENCIES

1.    Commitments

At March 27, 2011, the Company had outstanding purchase commitments to acquire approximately 485,000 pounds of hot dogs for approximately $950,000 from its primary hot dog manufacturer. During the thirteen-week period ended June 26, 2011, the Company purchased approximately 359,000 pounds of this product, representing approximately 9.0% of Nathan’s usage during the period. At June 26, 2011, Nathan’s has a remaining purchase commitment for approximately 126,000 pounds of hot dogs at a total cost of approximately $253,000. Nathan’s did not enter into any new purchase commitments during the thirteen weeks ended June 26, 2011. However, Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

2.    Contingencies

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation.  Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.  Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur.  An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on the Company’s results of operations for the period in which the ruling occurs or is implemented.

The Company is also involved in the following legal proceeding:

The Company is party to a License Agreement with SMG dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged “Nathan’s Famous” frankfurter products at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the “Nathan’s Famous” restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG disputed that a breach occurred and commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company answered SMG’s complaint in Illinois and asserted its own counterclaims which sought, among other things, a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation had been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint. On September 17, 2010, SMG filed a motion for summary judgment with respect to the claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  A trial on the claims relating to Nathan’s termination of the License Agreement took place between October 6 and October 13, 2010.  Oral argument on the claims relating to the sale of Nathan’s proprietary seasonings took place prior to the start of the trial.  On October 13, 2010, an order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On December 17, 2010, the Court ruled that Nathan’s was not entitled to terminate the License Agreement.  On January 19, 2011, the parties submitted an agreed upon order which, among other things, assessed damages against Nathan’s of approximately $4,910,000 inclusive of pre-judgment interest, which has been accrued in the accompanying consolidated financial statements. The final Judgment was entered on February 4, 2011.  On March 4, 2011, Nathan's filed a notice of appeal seeking to appeal the Judgment.  In order to secure the Judgment pending an appeal, on March 31, 2011, Nathan's entered into a Security Agreement with SMG and Blocked Deposit Account Agreement with SMG and Citibank, N.A., as described in Note E.  On April 7, 2011, the Court entered a stipulation and order which granted a stay of enforcement of the Judgment. The appellate court is currently assembling the record on appeal, after which Nathan's will file its appellate brief.

3.     Guarantees

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Guaranty”) in connection with its re-franchising of a restaurant located in West Nyack, New York.  The Guaranty could be called upon in the event of a default by the tenant/franchisee.  The Guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs.  We have recorded a liability of $210,900 in connection with the Guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time.  In connection with Nathan’s franchise agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty. To date, Nathan’s has not been required to make any payments pursuant to the Guaranty.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs have on our profitability and operating results; the pending litigation with the primary supplier of hot dogs to our Branded Product Program may result in a disruption in that supply or increased costs,  either of which would adversely affect our operating results; the outcome of any appeal of the court’s ruling in such litigation; the timing of any such cash payment under the court ruling in such litigation and the tax impact of the ruling; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as those risks discussed in the Company’s Form 10-K annual report for the year ended March 27, 2011, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or the “Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution.  Historically, our business has been the operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French-fried potatoes, and a variety of other menu offerings.  Our Company-owned and franchised units operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s product licensing program began in 1978 by selling packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. During fiscal 1998, we introduced our Branded Product Program, which currently enables foodservice retailers and others to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, purchasers of Nathan’s products are granted a limited use of the Nathan’s Famous trademark with respect to the sale of the purchased products, including Nathan’s World Famous Beef Hot Dogs, certain other proprietary food items and paper goods. During fiscal 2008, we launched our Branded Menu Program, which is a limited franchise program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, franchising the Nathan’s restaurant concept (including the Branded Menu Program) and licensing agreements for the sale of Nathan’s products within supermarkets and club stores, the sale of Nathan’s products directly to other foodservice operators and the manufacture of certain proprietary spices by third parties.

In addition to plans for expansion through our Branded Product Program, franchising and licensing, Nathan’s continues to seek to co-brand within its restaurant system.  Nathan’s is also the owner of the Arthur Treacher’s brand. At June 26, 2011, the Arthur Treacher’s brand was being sold within 60 Nathan’s restaurants.

At June 26, 2011, our restaurant system consisted of 269 Nathan’s franchised units, including 93 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 26 states, the Cayman Islands and seven foreign countries. At June 27, 2010, our restaurant system consisted of 252 Nathan’s franchised units, including 75 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 24 states, the Cayman Islands and four foreign countries.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 27, 2011, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; impairment of notes receivable; share-based compensation and income taxes (including uncertain tax positions).  Since March 27, 2011, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a number of amendments in order to align the fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe many of the requirements in US GAAP for measuring fair value or disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments modify a particular principle or requirement for measuring fair value or for disclosing fair value measurements. The amended guidance will be effective for Nathan’s beginning with the first interim or annual reporting period beginning after December 15, 2011; early application is not permitted. We do not expect the adoption of these amendments to have a material effect on our consolidated results of operations or financial position.

 In June 2011, the FABS issued guidance covering the Presentation of Comprehensive Income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Irrespective of the format that is chosen, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total for comprehensive income. Additionally, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where components of net income and components of OCI are presented. The guidance will be effective for Nathan’s beginning with the first annual reporting period, and interim periods within that fiscal year, beginning after December 15, 2011 and shall be applied retrospectively, however, early adoption is permitted. The adoption of this new accounting standard will modify the required disclosures, but is not expected to have a material effect on our consolidated results of operations or financial position.

Results of Operations

Thirteen weeks ended June 26, 2011 compared to thirteen weeks ended June 27, 2010

Revenues

Total sales increased by 15.9% to $14,316,000 for the thirteen weeks ended June 26, 2011 (“fiscal 2012 period”) as compared to $12,350,000 for the thirteen weeks ended June 27, 2010 (“fiscal 2011 period”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 29.2% to $10,140,000 for the fiscal 2012 period as compared to sales of $7,850,000 in the fiscal 2011 period. This increase was primarily attributable to a 21.3% increase in the volume of products ordered and the impact of price increases that took effect during the fiscal 2012 period. Total Company-owned restaurant sales, which was comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), decreased by $15,000 to $4,012,000 during the fiscal 2012 period as compared to $4,027,000 during the fiscal 2011 period. We believe that this sales decrease was primarily due to lower customer counts of approximately 5.4% resulting from the unfavorable weather conditions that impacted our Coney Island restaurants during the fiscal 2012 period as compared to the fiscal 2011 period, which were partly offset by higher check averages. During the fiscal 2012 period, sales to our television retailer were approximately $309,000 lower than the fiscal 2011 period. Nathan’s products were on air 12 times during the fiscal 2012 period as compared to 35 times during the fiscal 2011 period.

Franchise fees and royalties were $1,435,000 in the fiscal 2012 period as compared to $1,255,000 in the fiscal 2011 period. Total royalties were $1,189,000 in the fiscal 2012 period as compared to $1,079,000 in the fiscal 2011 period. Franchise restaurant sales increased to $24,074,000 in the fiscal 2012 period as compared to $23,023,000 in the fiscal 2011 period primarily due to the increase in number of franchise outlets. (Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based on a percentage of the manufacturers’ sales). Comparable domestic franchise sales (consisting of 115 Nathan’s outlets, excluding sales under the Branded Menu Program) were $17,878,000 in the fiscal 2012 period as compared to $18,014,000 in the fiscal 2011 period, a decrease of 0.8%.  Franchise sales within retail environments have declined by approximately 0.8% compared to the prior period primarily due to the continuing adverse economic environment, however, sales at our travel and entertainment venues were higher by approximately 0.1% compared to the fiscal 2011 period. Comparable international franchise sales, principally the Middle East, declined by approximately $142,000 or 14.2% during the fiscal 2012 period as compared to the fiscal 2011 period.

At June 26, 2011, 269 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 252 domestic and international franchised or Branded Menu Program franchise outlets at June 27, 2010. Total franchise fee income was $246,000 in the fiscal 2012 period, including a $10,000 cancellation fee, as compared to $176,000 in the fiscal 2011 period. Domestic franchise fee income was $148,000 in the fiscal 2012 period as compared to $162,000 in the fiscal 2011 period. International franchise fee income was $98,000 in the fiscal 2012 period, as compared to $14,000 during the fiscal 2011 period. During the fiscal 2012 period, 14 new franchised outlets opened, including a location in each of Canada, China, Kuwait and the Dominican Republic and six Branded Menu Program outlets. During the fiscal 2011 period, eight new franchised outlets were opened, including one re-franchised location and five Branded Menu Program outlets.

License royalties were $1,967,000 in the fiscal 2012 period as compared to $1,799,000 in the fiscal 2011 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 10.6% to $1,613,000 from $1,458,000 primarily due to higher sales volume primarily by our foodservice licensee who obtained a large seasonal account in the fiscal 2012 period.  Royalties earned from our primary licensee, SMG, Inc. (“SMG”) primarily from the retail sale of hot dogs, were $1,125,000 during the fiscal 2012 period as compared to $1,065,000 during the fiscal 2011 period. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club and Krogers, were $488,000 during the fiscal 2012 period as compared to $393,000 during the fiscal 2011 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $13,000 during the fiscal 2012 period, as compared to the fiscal 2011 period.

Interest income was $178,000 in the fiscal 2012 period as compared to $208,000 in the fiscal 2011 period, primarily due to lower interest income on our cash and cash equivalents as a result of the reduced amount of marketable securities. On June 29, 2011, we completed the sale of the Miami Subs note receivable on which we will no longer be earning interest income of 8.5%.

Other income was $1,000 in the fiscal 2012 period as compared to $14,000 in the fiscal 2011 period.

Costs and Expenses

Overall, our cost of sales increased by $2,148,000 to $11,636,000 in the fiscal 2012 period as compared to $9,488,000 in the fiscal 2011 period. Our gross profit (representing the difference between sales and cost of sales) was $2,680,000 or 18.7% of sales during the fiscal 2012 period as compared to $2,862,000 or 23.2% of sales during the fiscal 2011 period. The reduced margin was primarily due to the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $2,490,000 during the fiscal 2012 period as compared to the fiscal 2011 period, primarily as a result of the higher sales volume and the approximately 13.7% increased cost of hot dogs. During the fiscal 2012 period, the market price of hot dogs was approximately 12.0% higher than during the fiscal 2011 period. This difference is due to the limited impact that the Company’s purchase commitments had on the results in the fiscal 2012 as approximately 91.0% of our product was purchased at prevailing market prices as compared to approximately 77.3% during the fiscal 2011 period. The purchase commitments enabled us to reduce our beef costs by approximately 18 basis points during fiscal 2012 and approximately 45 basis points to our beef costs in fiscal 2011. During the fiscal 2012 period, our purchase commitments to acquire 358,000 pounds of hot dogs yielded savings of approximately $72,000. During the fiscal 2011 period, our purchase commitments to acquire 747,000 pounds of hot dogs yielded savings of approximately $146,000. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during the fiscal 2012 period was $2,249,000 or 56.1% of restaurant sales, as compared to $2,289,000 or 56.8% of restaurant sales in the fiscal 2011 period.  The decrease in the cost of sales percentage in the fiscal 2012 period was due primarily to the impact of lower restaurant incentive compensation costs. Cost of sales to our television retailer declined by $302,000 in the fiscal 2012 period, primarily due to lower sales volume.

Restaurant operating expenses were $819,000 in the fiscal 2012 period as compared to $825,000 in the fiscal 2011 period. The difference in restaurant operating costs was primarily due to lower maintenance and insurance costs of $20,000 partly offset by higher costs for uniforms and supplies of $13,000. Although utility costs did not increase significantly during the fiscal 2012 period, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $227,000 in the fiscal 2012 period as compared to $232,000 in the fiscal 2011 period. This decrease is primarily attributable to lower restaurant depreciation partly offset by higher depreciation on newly-added consigned equipment by our Branded Product Program.

General and administrative expenses decreased by $52,000 or 2.0% to $2,512,000 in the fiscal 2012 period as compared to $2,564,000 in the fiscal 2011 period. The decrease in general and administrative expenses was primarily due to the reduced cost of the SMG litigation of $99,000 between the two periods reflecting the preparation for the October 2010 trial, partly offset by increased personnel costs of $56,000.

Interest expense of $112,000 represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. Nathan’s expects to continue to accrue these charges during the term of the appeal.

Provision for Income Taxes

In the fiscal 2012 period, the income tax provision was $995,000 or 38.4% of earnings before income taxes as compared to $857,000 or 34.0% of income before income taxes in the fiscal 2011 period. Nathan’s effective tax rate was reduced by 2.3% during the fiscal 2012 period and reduced by 2.8% during the fiscal 2011 period, due to the differing effects of tax-exempt interest income. During the fiscal 2011 period, Nathan’s also resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $79,000, which lowered the effective tax rate by 3.1%. Nathan’s effective tax rates without these adjustments would have been 40.7% for the fiscal 2012 period and 40.0% for the fiscal 2011 period.  Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $60,000 during the remainder of fiscal 2012.

Off-Balance Sheet Arrangements

At June 26, 2011, Nathan’s had a remaining purchase commitment for approximately 126,000 pounds of hot dogs at a total cost of $253,000. Nathan’s has entered into certain purchase commitments in an effort to mitigate the effect of increases in the price of beef and beef trimmings over the past two years.  Nathan’s has not entered into any new purchase commitments during the fiscal 2012 period. However, Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at June 26, 2011 aggregated $9,686,000, a $746,000 increase during the fiscal 2012 period.  At June 26, 2011, marketable securities were $18,954,000 compared to $18,906,000 at March 27, 2011 and net working capital increased to $32,690,000 from $31,454,000 at March 27, 2011.

Cash provided by operations of $1,198,000 in the fiscal 2012 period is primarily attributable to net income of $1,596,000 and other non-cash items of $834,000. Changes in Nathan’s operating assets and liabilities decreased cash by $1,237,000, primarily resulting from increased accounts and other receivables, net of $1,578,000 and increased inventories of $355,000 which were partly offset by higher accounts payable and accrued expenses of $397,000 and reduced prepaid expenses and other current assets $152,000. The increase in accounts and other receivables is primarily due to increased Branded Product Program sales and normal seasonal increases of license royalties due from SMG. The increase in accounts payable and accrued expenses primarily relates to higher product purchases in connection with our Branded Product Program. The decrease in prepaid expenses is due primarily to a reduction in prepaid income taxes during the fiscal 2012 period.

Cash provided by investing activities was $121,000 in the fiscal 2012 period. On May 4, 2011, Nathan’s had received a deposit of $450,000 toward the sale of its Miami Subs note receivable, which was completed on June 29, 2011 for $900,000, in cash. We also received $21,000 in payments on the note receivable received in connection with the sale of Miami Subs. We incurred capital expenditures of $238,000 primarily in connection with our Branded Product Program and capital maintenance projects at our restaurants. We funded $112,000 of interest into the restricted cash account, as required on a monthly basis throughout the appeal of the SMG damages award.

Cash was used in financing activities of $573,000 in the fiscal 2012 period for the purchase of 31,569 shares of Company common stock pursuant to the stock repurchase plans as authorized by the Board of Directors, as more fully described below.

During the period from October 2001 through June 26, 2011, Nathan’s purchased a total of 3,786,847 shares of its common stock at a cost of approximately $35,019,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  As of June 26, 2011, the Company had repurchased 286,847 shares at a cost of $4,707,000 under the sixth stock repurchase plan.

On September 10, 2010, Nathan’s entered into a 10b5-1 agreement with Mutual Securities, Inc. (“MSI”) pursuant to which MSI commencing September 10, 2010 could purchase shares of the Company’s common stock, having a value of up to an aggregate $4.8 million. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million.  This agreement was subsequently amended on August 4, 2011 to extend the termination date from September 19, 2011 to November 15, 2011.  As of June 26, 2011, the Company had repurchased shares aggregating $2,780,000 pursuant to this 10b5-1 agreement. The agreement was adopted to ensure that the Company’s repurchases would comply with the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

As of June 26, 2011, an aggregate of 513,153 shares remain to be purchased pursuant to the Company’s previously-adopted stock repurchase plans. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

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

We expect that in the future we will continue our stock repurchase programs, make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs and fund those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis.

At June 26, 2011, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

			Payments Due by Period
		Less than			More than
Cash Contractual Obligations	Total	1 Year	1 - 3 Years	3-5 Years	5 Years
Employment Agreements	$2,271	$1,149	$722	$400	$-
Purchase Commitment	253	253	-	-	-
Operating Leases	17,301	1,461	2,718	2,781	10,341
Gross Cash Contractual Obligations	19,825	2,863	3,440	3,181	10,341
Sublease Income	530	237	141	108	44
Net Cash Contractual Obligations	$19,295	$2,626	$3,299	$3,073	$10,297

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, since then, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. The market price of hot dogs was approximately 12.0% higher than during fiscal 2011. This increase is in addition to last years’ increase of approximately 9.6% over the April – June 2009 period and approximately 9.8% higher than our fourth quarter fiscal 2011.  During the first six months of calendar 2011, the cost of beef and beef trimmings rose significantly, well ahead of the historical seasonal fluctuations, exceeding the all-time highs reached in the summer of 2008. For the majority of the fiscal 2012 period, the market prices have been the highest that they have ever been since the inception of our Branded Product Program in 1997. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2012. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in this Form 10-Q and our Form 10-K for our fiscal year ended March 27, 2011.

Item 3.     Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 26, 2011, Nathan’s cash and cash equivalents aggregated $9,686,000. Earnings on this cash and cash equivalents would increase or decrease by approximately $24,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 26, 2011, the market value of Nathan’s marketable securities aggregated $18,954,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value.  Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $47,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 26, 2011 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$19,393	$19,315	$19,159	$18,954	$18,735	$18,512	$18,287

Borrowings

At June 26, 2011, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. The market price of hot dogs has increased by approximately 12.0% during the fiscal 2012 period as compared to the fiscal 2011 period. This increase is in addition to last year’s increase of approximately 9.6% over the April – June 2009 period and approximately 9.8% higher than our fourth quarter fiscal 2011. We have attempted to enter into purchase commitments for hot dogs from time to time in order to reduce the impact of increasing market prices. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended June 26, 2011 would have increased or decreased our cost of sales by approximately $992,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended June 26, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is party to a License Agreement with SMG dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged “Nathan’s Famous” frankfurter products at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the “Nathan’s Famous” restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG disputed that a breach occurred and commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company answered SMG’s complaint in Illinois and asserted its own counterclaims which sought, among other things, a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation had been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  On September 17, 2010, SMG filed a motion for summary judgment with respect to the claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  A trial on the claims relating to Nathan’s termination of the License Agreement took place between October 6 and October 13, 2010.  Oral argument on the claims relating to the sale of Nathan’s proprietary seasonings took place prior to the start of the trial.  On October 13, 2010, an order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On December 17, 2010, the Court ruled that Nathan’s was not entitled to terminate the License Agreement.  On January 19, 2011, the parties submitted an agreed upon order which, among other things, assessed damages against Nathan’s of approximately $4,910,000 inclusive of pre-judgment interest, which has been accrued in the accompanying consolidated financial statements.  The final Judgment was entered on February 4, 2011.  On March 4, 2011, Nathan's filed a notice of appeal seeking to appeal the Judgment.  In order to secure the Judgment pending an appeal, on March 31, 2011, Nathan's entered into a Security Agreement with SMG and Blocked Deposit Account Agreement with SMG and Citibank, N.A. On April 7, 2011, the Court entered a stipulation and order which granted a stay of enforcement of the Judgment. The appellate court is currently assembling the record on appeal, after which Nathan's will file its appellate brief.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 27, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
March 27, 2011 April 24, 2011	3,900	$17.031	3,900	540,822
April 25, 2011 May 22, 2011	--	--	--	540,822
May 23, 2011 June 26, 2011	27,669	$18.329	27,669	513,153
Total	31,569	$18.169	31,569	513,153

A) Represents the Company’s fiscal periods during the first quarter ended June 26, 2011.

During the period from October 2001 through June 26, 2011, Nathan’s purchased a total of 3,786,847 shares of its common stock at a cost of approximately $35,019,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  During the thirteen-week period ended June 26, 2011, we repurchased 31,569 shares at a total cost of $573,000.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company.  On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  As of June 26, 2011, the Company has repurchased 286,847 shares at a cost of $4,707,000 under the sixth stock repurchase plan.

On September 10, 2010, Nathan’s entered into a 10b5-1 agreement with Mutual Securities, Inc. (“MSI”) pursuant to which MSI commencing September 10, 2010 could purchase shares of the Company’s common stock, having a value of up to an aggregate $4.8 million.  On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million.  This agreement was subsequently amended on August 4, 2011 to extend the termination date from September 19, 2011 to November 15, 2011.  As of June 26, 2011, the Company had repurchased shares aggregating $2,780,000 pursuant to this 10b5-1 agreement.  The agreement was adopted to ensure that the Company’s repurchases would comply with the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

As of June 26, 2011, an aggregate of 513,153 shares are remaining to be purchased pursuant to the Company’s previously-adopted stock repurchase plans.  Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

4.3	Third Amended and Restated Rights Agreement dated as of December 10, 1999 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Registration Statement on Form 8-A/A dated December 10, 1999.)

4.4	Amendment No. 1 to Third Amended and Restated Rights Agreement dated as of June 15, 2005 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 15, 2005.)

4.5	Amendment No. 2 to Third Amended and Restated Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 6, 2008.)

4.6	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

10.39	*Third Amendment to 10b5-1 Issuer Repurchase Instructions between Nathan's Famous, Inc. and Mutual Securities, Inc., dated August 4, 2011.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 26, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance
Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

 *Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 5, 2011	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2011	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

4.3	Third Amended and Restated Rights Agreement dated as of December 10, 1999 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Registration Statement on Form 8-A/A dated December 10, 1999.)

4.4	Amendment No. 1 to Third Amended and Restated Rights Agreement dated as of June 15, 2005 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 15, 2005.)

4.5	Amendment No. 2 to Third Amended and Restated Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 6, 2008.)

4.6	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

10.39	*Third Amendment to 10b5-1 Issuer Repurchase Instructions between Nathan's Famous, Inc. and Mutual Securities, Inc., dated August 4, 2011.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 26, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

 *Filed herewith.