Form 10-Q
period 2011-09-25
NATHANS FAMOUS INC
filed 2011-11-04
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 25, 2011.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the transition period from to __________ to __________ .

Commission file number 0-3189

NATHAN'S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Jericho Plaza, Second Floor – Wing A, Jericho, New York  11753
(Address of principal executive offices)
(Zip Code)

(516) 338-8500
 (Registrant's telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer __	Accelerated filer X
Non-accelerated filer __	Smaller reporting company __
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

At October 26, 2011, an aggregate of 4,968,887 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 25, 2011 and March 27, 2011
(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ASSETS	Sept. 25, 2011	March 27, 2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$15,209	$8,940
Marketable securities	16,894	18,906
Restricted cash (Note E)	5,196	4,972
Accounts and other receivables, net	5,769	6,120
Note receivable held for sale (Note G)	-	921
Inventories	926	1,139
Prepaid expenses and other current assets	608	1,065
Deferred income taxes	1,356	2,356
Total current assets	45,958	44,419

Property and equipment, net	5,844	5,786
Goodwill	95	95
Intangible assets	1,353	1,353
Deferred income taxes	919	912
Other assets	379	393

	$54,548	$52,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,770	$3,587
Litigation accrual (Note M)	5,196	4,972
Accrued expenses and other current liabilities	3,427	4,065
Deferred franchise fees	274	341
Total current liabilities	11,667	12,965

Other liabilities	2,126	1,915

Total liabilities	13,793	14,880

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,840,491 and 8,837,991 shares issued; and 5,006,785 and 5,082,713 shares outstanding at September 25, 2011 and March 27, 2011, respectively	88	88
Additional paid-in capital	53,130	52,945
Retained earnings	22,875	19,010
Accumulated other comprehensive income	567	481
	76,660	72,524
Treasury stock, at cost, 3,833,706 and 3,755,278 shares at September 25, 2011 and March 27, 2011, respectively	(35,905)	(34,446)
Total stockholders’ equity	40,755	38,078

	$54,548	$52,958

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended September 25, 2011 and September 26, 2010
(in thousands, except share and per share amounts)
(Unaudited)

	Sept. 25, 2011	Sept. 26, 2010

REVENUES
Sales	$15,857	$12,956
Franchise fees and royalties	1,420	1,428
License royalties	1,706	1,679
Interest income	134	217
Other income	1	2
Total revenues	19,118	16,282

COSTS AND EXPENSES
Cost of sales	11,909	9,415
Restaurant operating expenses	920	967
Depreciation and amortization	245	225
General and administrative expenses	2,198	2,632
Litigation accrual (Note M)	-	2,914
Interest expense (Note M)	111	-
Total costs and expenses	15,383	16,153

Income before provision for income taxes	3,735	129
Provision (benefit) for income taxes	1,466	(22)
Net income	$2,269	$151

PER SHARE INFORMATION
Basic income per share:
Net income	$.45	$.03

Diluted income per share:
Net income	$.44	$.03

Weighted average shares used in computing income per share
Basic	5,025,000	5,573,000
Diluted	5,163,000	5,677,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Twenty-six weeks ended September 25, 2011 and September 26, 2010
(in thousands, except share and per share amounts)
(Unaudited)

	Sept. 25, 2011	Sept. 26, 2010

REVENUES
Sales	$30,173	$25,306
Franchise fees and royalties	2,855	2,683
License royalties	3,673	3,478
Interest income	312	425
Other income	2	16
Total revenues	37,015	31,908

COSTS AND EXPENSES
Cost of sales	23,545	18,903
Restaurant operating expenses	1,739	1,792
Depreciation and amortization	472	457
General and administrative expenses	4,710	5,196
Litigation accrual (Note M)	-	2,914
Interest expense (Note M)	223	-
Total costs and expenses	30,689	29,262

Income before provision for income taxes	6,326	2,646
Provision for income taxes	2,461	835
Net income	$3,865	$1,811

PER SHARE INFORMATION
Basic income per share:
Net income	$.77	$.32

Diluted income per share:
Net income	$.75	$.32

Weighted average shares used in computing income per share
Basic	5,051,000	5,584,000
Diluted	5,182,000	5,685,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Twenty-six weeks ended September 25, 2011
(in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity
Balance, March 27, 2011	8,837,991	$88	$52,945	$19,010	$481	3,755,278	$(34,446)	$38,078

Shares issued in connection with employee stock options	2,500	-	8					8

Repurchase of common stock						78,428	(1,459)	(1,459)

Income tax benefit on stock option exercises			15					15

Share-based compensation			162					162

Unrealized gains on available for sale securities, net of deferred income taxes of $58					86			86

Net income	-	-	-	3,865	-	-	-	3,865
Balance, September 25, 2011	8,840,491	$88	$53,130	$22,875	$567	3,833,706	$(35,905)	$40,755

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Twenty-six weeks ended September 25, 2011 and September 26, 2010
(in thousands)
(Unaudited)

	Sept. 25, 2011	Sept. 26, 2010
Cash flows from operating activities:
Net income	$3,865	$1,811
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	472	457
Amortization of bond premium	105	141
Share based compensation expense	162	214
Deferred income taxes	936	(85)
Changes in operating assets and liabilities:
Accounts and other receivables, net	351	81
Inventories	213	45
Prepaid expenses and other current assets	457	(387)
Other assets	14	(40)
Accounts payable, accrued expenses and other current liabilities	(1,455)	(733)
Accrued litigation	224	2,914
Deferred franchise fees	(67)	(30)
Other liabilities	211	77

Net cash provided by operating activities	5,488	4,465

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	2,050	400
Change in restricted cash	(224)	-
Purchase of property and equipment	(530)	(655)
Proceeds received on sale of note receivable	900	-
Payments received on note receivable	21	64

Net cash provided by (used in) investing activities	2,217	(191)

Cash flows from financing activities:
Repurchase of treasury stock	(1,459)	(1,002)
Proceeds from the exercise of stock options	8	-
Income tax benefits on stock option exercises	15	-

Net cash used in financing activities	(1,436)	(1,002)

Net increase in cash and cash equivalents	6,269	3,272

Cash and cash equivalents, beginning of period	8,940	11,609

Cash and cash equivalents, end of period	$15,209	$14,881

Cash paid during the period for:
Interest	$-	$-
Income taxes	$773	$1,732

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2011
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,”  “we,” “us” or “our”) as of and for the thirteen and twenty-six  week periods ended September 25, 2011 and September 26, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented.  However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

In August 2011, the FASB revised its standards regarding the testing of goodwill for impairment standard by providing companies with a new option to determine whether it is necessary to apply the traditional two-step impairment test.  If a company elects to use this option, it must decide, on the basis of qualitative information, whether it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If management concludes that the fair value exceeds the carrying value, then neither of the two steps in the current goodwill test is required. Otherwise, the existing calculations in step one and two continue to apply. The guidance will be effective for Nathan’s annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. Early adoption is permitted if the entity’s financial statements for the most recent annual or interim period have not been issued. We do not expect the adoption of this revised standard  to have a material effect on our consolidated results of operations or financial position.

NOTE C – FAIR VALUE MEASUREMENTS

Nathan’s follows a three-level fair value hierarchy that prioritizes the inputs to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

·    Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

·    Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market, quoted prices in markets that are not active, or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

·    Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following tables present assets and liabilities measured at fair value on a recurring basis as of September 25, 2011 and March 27, 2011 based upon the valuation hierarchy (in thousands):

September 25, 2011	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$16,894	$-	$16,894

Total assets at fair value	$-	$16,894	$-	$16,894

March 27, 2011	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$18,906	$-	$18,906

Total assets at fair value	$-	$18,906	$-	$18,906

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

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. For the twenty-six week period ended September 25, 2011, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – MARKETABLE SECURITIES

The Company determines the appropriate classification of marketable securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At September 25, 2011 and March 27, 2011, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 25, 2011	$15,984	$910	$-	$16,894

March 27, 2011	$18,139	$767	$-	$18,906

As of September 25, 2011 and March 27, 2011, none of the marketable securities held by the Company were in an unrealized loss position.

The municipal bonds held at September 25, 2011, mature at various dates between November 2011 and October 2019. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

September 25, 2011	$16,894	$3,040	$10,278	$3,576	$-

March 27, 2011	$18,906	$3,126	$10,183	$5,597	$-

The change in net unrealized gains on available-for-sale securities for the thirteen week periods ended September 25, 2011 and September 26, 2010 of $24 and $68, respectively, net of deferred income taxes, have been included as a component of comprehensive income. The change in net unrealized gains on available-for-sale securities for the twenty-six -week periods ended September 25, 2011 and September 26, 2010 of $86 and $118, respectively, net of deferred income taxes, have been included as a component of comprehensive income.

NOTE E – RESTRICTED CASH

We have been engaged in litigation with SMG, Inc. (“SMG”), as further described in Note M.2, related to a License Agreement with SMG dated as of February 28, 1994, as amended (the “License Agreement”) and, in connection with that litigation, damages of approximately $4,910,000 inclusive of pre-judgment interest, were assessed against Nathan’s (the “Judgment”) during the fiscal year ended March 27, 2011.  Nathan’s has appealed both of the court’s findings with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG and the amount of the Judgment (See Note M.2).

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

Pursuant to the Blocked Account Agreement, Nathan’s initially deposited approximately $4,910,000 into the Account and has deposited additional amounts monthly in an amount equal to the post-judgment interest (calculated at 9% per annum) through September 25, 2011. Nathan’s has classified the amount of the Judgment along with the post-judgment interest as restricted cash in the accompanying balance sheet.  Pursuant to the Blocked Account Agreement, Nathan’s will have no right to withdraw amounts from the Account, until: (1) the Bank receives written notice from SMG (a “Release Notice”) that (a) the Judgment, plus all applicable post-judgment interest, has been satisfied, (b) the Judgment has been reversed or the Judgment has been vacated and the matter remanded and that any subsequent motions or appeals have been resolved, (c) Nathan’s and SMG have entered a fully-executed settlement agreement resolving the Judgment, or (d) SMG has withdrawn its “Disposition Notice” (as defined below) or (2) the Bank has received a Disposition Notice and has acted in accordance with the Disposition Notice.

SMG has agreed to deliver a Release Notice to the Bank within five (5) business days following any of the events described in clauses (1) (a), (b) or (c) above, and is entitled to provide written notice (a “Disposition Notice”) to the Bank to distribute the amounts in the Account if either (i) the Judgment is affirmed and all appeals are exhausted, and the amount of the Judgment plus all applicable post-judgment interest is not satisfied by Nathan’s and paid to SMG within thirty (30) days of such affirmance or (ii) an Event of Default occurs under the Security Agreement.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 25,	March 27,
	2011	2011

Branded product sales	$3,977	$3,950
Franchise and license royalties	1,471	1,831
Other	383	401
	5,831	6,182
Less: allowance for doubtful accounts	62	62
Accounts and other receivables, net	$5,769	$6,120

Accounts receivable are due within 30 days and are stated at amounts due from Branded Product Program customers, franchisees, retail licensees and product manufacturers, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company does not recognize franchise and license royalties that are not deemed to be realizable. The Company individually reviews each past due account and determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current and expected future ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole.  Based on management’s assessment, the Company provides for estimated uncollectable amounts through a charge to earnings. After the Company has used reasonable collection efforts it writes off accounts receivable through a charge against the allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts for the twenty-six -week period ended September 25, 2011 and the fiscal year ended March 27, 2011 are as follows (in thousands):

	September 25, 2011	March 27, 2011

Beginning balance	$62	$415
Bad debt expense	-	56
Other	10	-
Uncollectible marketing fund contributions	-	12
Accounts written off	(10)	(421)
Ending balance	$62	$62

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

On May 4, 2011, Nathan’s entered into a Note Purchase and Sale Agreement with Y & Y Capital Co, LLC (“Note Purchaser” and such agreement, the “Purchase Agreement”) pursuant to which Nathan’s agreed to sell to the Note Purchaser for $900,000 in cash the note received by the Company in connection with the sale of its Miami Subs Corporation subsidiary, as amended through May 4, 2011 (the “Amended MSC Note”).  Simultaneously with the execution of the Purchase Agreement, the Note Purchaser paid Nathan’s $450,000 to be applied to the purchase price payable under the Purchase Agreement. The sale of the Amended MSC Note was completed on June 29, 2011 and Nathan’s received the $450,000 balance of the sale proceeds. Simultaneously with the closing of the sale of the Amended MSC Note, Nathan’s assigned to the Note Purchaser certain of its rights under certain related agreements which secure the obligation of the payor under the Amended MSC Note, including a security agreement dated as of June 7, 2007, two personal Guaranties and the majority of an irrevocable direction for the payment of funds under certain circumstances. Nathan’s retained certain rights under the irrevocable direction.  On October 24, 2011 Nathan’s executed a Release and Direction among the parties agreeing to accept $125,000 in full satisfaction of Nathan’s rights under the irrevocable direction.

As of March 27, 2011, management evaluated the Amended MSC Note for impairment by comparing the present value of the expected future cash flows on the Amended MSC Note to the current carrying value and recorded an impairment charge of $263,000 at that time. As of March 27, 2011, the Company classified the Amended MSC Note as a note receivable held for sale in the accompanying Consolidated Balance Sheet as a result of the then pending sale of the Amended MSC Note.

Following (in thousands) is a summary of the impaired note receivable:

	Sept 25,	March 27,
	2011	2011

Total recorded investment in impaired note receivable	$-	$1,434
Allowance for impaired note receivable	(-)	(513)
	-	921
Less: current portion	-	(921)
Note receivable – noncurrent portion	$-	$-

The Company recognized approximately $30 and $44 of interest income on the Amended MSC Note for the twenty-six  weeks ended September 25, 2011 and September 26, 2010, respectively. The average recorded investment in impaired notes receivable was $1,179 at March 27, 2011.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six -week periods ended September 25, 2011 and September 26, 2010, respectively.

Thirteen weeks
	Net Income		Number of Shares		Net Income Per Share
	2011	2010	2011	2010	2011	2010
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,269	$151	5,025	5,573	$0.45	$0.03
Effective of dilutive employee stock options	-	-	138	104	(0.01)	-
Diluted EPS
Diluted calculation	$2,269	$151	5,163	5,677	$0.44	$0.03

Twenty-six weeks
	Net Income		Number of Shares		Net Income Per Share
	2011	2010	2011	2010	2011	2010
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,865	$1,811	5,051	5,584	$0.77	$0.32
Effective of dilutive employee stock options	-	-	131	101	(0.02)	-
Diluted EPS
Diluted calculation	$3,865	$1,811	5,182	5,685	$0.75	$0.32

There were no options to purchase shares of common stock in the thirteen and twenty-six –week periods ended September 25, 2011 that were excluded from the computation of diluted EPS. Options to purchase 110,000 shares of common stock in the thirteen and twenty-six -week periods ended September 26, 2010, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the periods.

NOTE I – INCOME TAXES

The income tax provisions for the twenty-six -week periods ended September 25, 2011 and September 26, 2010 reflect effective tax rates of 38.9% and 31.6%, respectively, which have been reduced from statutory rates by 1.8% and 5.3%, respectively,  for the differing effects of tax exempt interest income.  During the twenty-six -week period ended September 26, 2010, Nathan’s settled uncertain tax positions with one state jurisdiction and accordingly reduced the associated unrecognized tax benefits, including the related accrued interest and penalties, by approximately $79,000, further reducing the September 26, 2010 effective tax rate by 3.0% for the period.

The amount of unrecognized tax benefits at September 25, 2011 was $324,000, all of which would impact Nathan’s effective tax rate, if recognized.  As of September 25, 2011, Nathan’s had $360,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

Nathan’s estimates that its annual tax rate for the fiscal year ending March 25, 2012 will be in the range of approximately 37.5% to 39.5%.  The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

Nathan’s has received notices from New York City and the State of Massachusetts that our tax returns for the fiscal years ended March 2008, March 2009 and March 2010 will be reviewed. Additionally, the State of Massachusetts has indicated that our tax return for the fiscal year ended March 2011 will also be reviewed.

NOTE J – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen -week periods ended September 25, 2011 and September 26, 2010 was $76,000 and $107,000, respectively. Total share-based compensation during the twenty-six -week periods ended September 25, 2011 and September 26, 2010 was $162,000 and $214,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of September 25, 2011, there was $826,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately three years and eight months, which represents the requisite service periods for such awards.

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

During the twenty-six week period ended September 25, 2011, the Company granted 177,500 stock options having an exercise price of $17.75 per share, all of which expire five years from the date of grant. All of such options to purchase vest ratably over a four-year period commencing June 6, 2012.There were no share-based awards granted during the twenty-six -week period ended September 26, 2010.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the twenty-six weeks ended September 25, 2011, were as follows:

Weighted-average option fair values	$5.039
Expected life (years)	5.0
Interest rate	1.60%
Volatility	28.90%
Dividend yield	0%

The expected dividend yield is based on historical and projected dividend yields. The Company estimates volatility based primarily on historical monthly price changes of the Company’s stock equal to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on expected employment termination behavior.

Stock options outstanding:

Transactions with respect to stock options for the twenty-six  weeks ended September 25, 2011 were as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 27, 2011	470,000	$11.29	3.48	$2,766,000

Granted	177,500	17.75	4.70	-
Expired	-	-	-	-
Exercised	(2,500)	$3.20	-	-

Options outstanding at September 25, 2011	645,000	$13.10	3.46	$3,799,000

Options exercisable at September 25, 2011	467,500	$11.34	2.99	$3,578,000

NOTE K – STOCKHOLDERS’ EQUITY

During the period from October 2001 through September 25, 2011, Nathan’s repurchased 3,833,706 shares of its common stock at a cost of approximately $35,905,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  During the twenty-six week period ended September 25, 2011, we repurchased 78,428 shares at a total cost of $1,459,000.

On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  After giving effect to this increase, an aggregate of 466,294 shares can still be purchased under Nathan’s stock repurchase plans, as of September 25, 2011.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock repurchase plans.

On September 10, 2010, Nathan’s entered into a 10b5-1 agreement with Mutual Securities, Inc. (“MSI”) pursuant to which Nathan’s appointed MSI as its broker to  repurchase shares of the Company’s common stock commencing September 10, 2010, having a value of up to an aggregate of $4.8 million. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million. This agreement was subsequently amended on August 4, 2011 to extend the termination date from September 19, 2011 to November 15, 2011.  As of September 25, 2011, the Company, through MSI, had repurchased shares aggregating $3,508,000 pursuant to this 10b5-1 agreement. The agreement was adopted to ensure that the Company’s repurchases would comply with the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

At September 25, 2011, the Company has reserved 9,151,319 shares of common stock for issuance upon exercise of rights to purchase shares of common stock pursuant to its new shareholder rights plan adopted by the Board of Directors on June 4, 2008.

NOTE L – COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Thirteen weeks ended Sept. 25, 2011	Thirteen weeks ended Sept. 26, 2010	Twenty-six weeks ended Sept. 25, 2011	Twenty-six weeks ended Sept. 26, 2010
Net income	$2,269	$151	$3,865	$1,811
Unrealized gain on available-for-sale securities, net of tax provision of $17, $43, $58, and $77, respectively	24	68	86	118
Comprehensive income	$2,293	$219	$3,951	$1,929

Accumulated other comprehensive income at September 25, 2011 and March 27, 2011 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE M – COMMITMENTS AND CONTINGENCIES

1.   Commitments

At March 27, 2011, the Company had outstanding purchase commitments to acquire approximately 485,000 pounds of hot dogs for approximately $950,000 from its primary hot dog manufacturer. During the twenty-six week period ended September 25, 2011, the Company completed this purchase commitment, representing approximately 6.2% of Nathan’s hot dog usage during the period. At September 25, 2011, Nathan’s had outstanding a purchase commitment for up to 2,040,000 pounds of hot dogs. The final cost will be determined during the manufacturing period through December 2011. The market value of this purchase commitment was approximately $4,100,000 on the date of the agreement. Nathan’s currently expects to complete this purchasing commitment between January and March 2012. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

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

The Company is also involved in the following legal proceeding:

The Company is party to a License Agreement with SMG dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged “Nathan’s Famous” frankfurter products at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the “Nathan’s Famous” restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG disputed that a breach occurred and commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company answered SMG’s complaint in Illinois and asserted its own counterclaims which sought, among other things, a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation had been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  On September 17, 2010, SMG filed a motion for summary judgment with respect to the claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  A trial on the claims relating to Nathan’s termination of the License Agreement took place between October 6 and October 13, 2010.  Oral argument on the claims relating to the sale of Nathan’s proprietary seasonings took place prior to the start of the trial.  On October 13, 2010, an order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  At that time, Nathan’s estimated potential damages to be between $2,914,000 to $6,068,000.  Since Nathan’s was unable to determine the amount of damages within that range that the court ultimately awarded to SMG, Nathan’s originally recorded a charge to earnings before taxes of $2,914,000 in its second fiscal quarter ended September 26, 2010, representing the then minimum estimate of damages.  On December 17, 2010, the Court ruled that Nathan’s was not entitled to terminate the License Agreement.  On January 19, 2011, the parties submitted an agreed upon order which, among other things, assessed damages against Nathan’s of approximately $4,910,000 inclusive of pre-judgment interest.  Accordingly, Nathan’s recorded an additional charge before earnings of $1,996,000 in its third quarter ended December 26, 2010. The final Judgment was entered on February 4, 2011.  On March 4, 2011, Nathan's filed a notice of appeal seeking to appeal the Judgment.  In order to secure the Judgment pending an appeal, on March 31, 2011, Nathan's entered into a Security Agreement with SMG and Blocked Deposit Account Agreement with SMG and Citibank, N.A., as described in Note E.  On April 7, 2011, the Court entered a stipulation and order which granted a stay of enforcement of the Judgment.  Nathan's filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011.  In response, SMG filed an opposition appellate brief on October 21, 2011.  Nathan's intends to file a reply brief on November 11, 2011.

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

NOTE N – RECLASSIFICATIONS

Certain prior years' balances have been reclassified to conform with the March 27, 2011 presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs have on our profitability and operating results; the status of our licensing agreements relating to the sale of our hot dogs in such a manner; the pending litigation with the primary supplier of hot dogs to our Branded Product Program may result in a disruption in that supply or increased costs,  any of which would adversely affect our operating results; the outcome of any appeal of the court’s ruling in such litigation; the timing of any such cash payment under the court ruling in such litigation and the tax impact of the ruling; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as those risks discussed in the Company’s Form 10-K annual report for the year ended March 27, 2011, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

In addition to plans for expansion through our Branded Product Program, franchising and licensing, Nathan’s continues to seek to co-brand within its restaurant system.  Nathan’s is also the owner of the Arthur Treacher’s brand. At September 25, 2011, the Arthur Treacher’s brand was being sold within 60 Nathan’s restaurants.

At September 25, 2011, our restaurant system consisted of 282 Nathan’s franchised units, including 106 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, the Cayman Islands and six foreign countries. At September 26, 2010, our restaurant system consisted of 252 Nathan’s franchised units, including 75 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 24 states, the Cayman Islands and four foreign countries.

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

In August 2011, the FASB revised its standard regarding the testing of goodwill for impairment standard by providing companies with a new option to determine whether it is necessary to apply the traditional two-step impairment test.  If a company elects to use this option, it must decide, on the basis of qualitative information, whether it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If management concludes that the fair value exceeds the carrying value, then neither of the two steps in the current goodwill test is required. Otherwise, the existing calculations in step one and two continue to apply. The guidance will be effective for Nathan’s annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. Early adoption is permitted if the entity’s financial statements for the most recent annual or interim period have not been issued. We do not expect the adoption of this revised standard to have a material effect on our consolidated results of operations or financial position.

Results of Operations

Thirteen weeks ended September 25, 2011 compared to thirteen weeks ended September 26, 2010

Revenues

Total sales increased by 22.4% to $15,857,000 for the thirteen weeks ended September 25, 2011 (“second quarter fiscal 2012”) as compared to $12,956,000 for the thirteen weeks ended September 26, 2010 (“second quarter fiscal 2011”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 44.1% to $10,566,000 for the second quarter fiscal 2012 as compared to sales of $7,334,000 in the second quarter fiscal 2011. This increase was primarily attributable to a 19.7% increase in the volume of products ordered in part from the addition of new accounts and the impact of previous price increases during the second quarter fiscal 2012. Total Company-owned restaurant sales, which was comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), decreased by $247,000 to $5,039,000 during the second quarter fiscal 2012 as compared to $5,286,000 during the second quarter fiscal 2011. We were forced to temporarily close all of our restaurants during tropical storm Irene for the weekend of August 27, 2011. We estimate that sales of approximately $172,000 were lost during that weekend.   Additionally, during the second quarter fiscal 2012 we experienced much more rain than the second quarter fiscal 2011, particularly during weekends, and a cold Labor Day weekend which we believe further hurt sales particularly at our Coney Island locations. Overall, we experienced lower customer counts of approximately 9.7% resulting from these unfavorable weather conditions that primarily impacted our Coney Island restaurants during the second quarter fiscal 2012 as compared to the second quarter fiscal 2011, partly offset by higher check averages of approximately 5.9%. During the second quarter fiscal 2012, sales to our television retailer were approximately $84,000 lower than the second quarter fiscal 2011. Nathan’s products were on air 12 times during the second quarter fiscal 2012 as compared to 20 times during the second quarter fiscal 2011.

Franchise fees and royalties were $1,420,000 in the second quarter fiscal 2012 as compared to $1,428,000 in the second quarter fiscal 2011. Total royalties were $1,246,000 in the second quarter fiscal 2012 as compared to $1,260,000 in the second quarter fiscal 2011. Franchise restaurant sales, excluding sales by franchisees under our Branded Menu Program,decreased to $25,447,000 in the second quarter fiscal 2012 as compared to $25,823,000 in the second quarter fiscal 2011 primarily due to lower comparable domestic franchise sales. Most of our franchised locations in the Northeast were also negatively affected by tropical storm Irene. (Franchise restaurant sales excludes sales by Branded Menu Product units. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based on a percentage of the manufacturers’ sales). Comparable domestic franchise sales (consisting of 111 Nathan’s outlets, excluding sales under the Branded Menu Program) were $19,006,000 in the second quarter fiscal 2012 as compared to $19,451,000 in the second quarter fiscal 2011, a decrease of 2.3%.  Franchise sales within our mall locations declined by approximately 5.2% and sales at our travel and entertainment venues declined by approximately 1.8% and 0.8%, respectively, compared to the second quarter fiscal 2011. We believe the decline in sales is  primarily due to the continuing adverse economic environment and the decline in consumer confidence during the second quarter fiscal 2012. Comparable international franchise sales, principally the Middle East, declined by approximately $20,000 or 2.9% during the second quarter fiscal 2012 as compared to the second quarter fiscal 2011.

At September 25, 2011, 282 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 252 domestic and international franchised or Branded Menu Program franchise outlets at September 26, 2010. There were 176 franchised outlets and 106 Branded Menu outlets at September 25, 2011 and 177 franchised outlets and 75 Branded Menu outlets at September 26, 2010. Total franchise fee income was $174,000 in the second quarter fiscal 2012 as compared to $168,000 in the second quarter fiscal 2011. Domestic franchise fee income was $116,000 in the second quarter fiscal 2012 as compared to $145,000 in the second quarter fiscal 2011. International franchise fee income was $43,000 in the second quarter fiscal 2012, as compared to $13,000 during the second quarter fiscal 2011. During the second quarter fiscal 2012, 21 new franchised outlets opened, including one location in China and 16 Branded Menu Program outlets, including 12 units operated by K-mart. During the second quarter fiscal 2011, six new franchised outlets were opened, including one re-franchised location and three Branded Menu Program outlets.

License royalties were $1,706,000 in the second quarter fiscal 2012 as compared to $1,679,000 in the second quarter fiscal 2011. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased to $1,313,000 from $1,282,000 in the second quarter fiscal 2012.  Royalties earned from our primary licensee, SMG, Inc. (“SMG”) primarily from the retail sale of hot dogs, were $969,000 during the second quarter fiscal 2012 as compared to $901,000 during the second quarter fiscal 2011. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club, were $344,000 during the second quarter fiscal 2012 as compared to $381,000 during the second quarter fiscal 2011. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $79,000 during the second quarter fiscal 2012, as compared to the second quarter fiscal 2011. We recovered $75,000 of license royalties from one licensee that had previously been deemed unrealizable during second quarter fiscal 2011.

Interest income decreased to $134,000 in the second quarter fiscal 2012 as compared to $217,000 in the second quarter fiscal 2011, primarily due to lower interest income on our cash and cash equivalents as a result of the reduced amount of marketable securities, lower interest earned on maturing securities and lower interest earned on the note receivable received by the Company in connection with the sale of its Miami Subs Corporation subsidiary (the”Amended MSC Note”). On June 29, 2011, we completed the sale of the Miami Subs note receivable therefore we will no longer be earning interest income of 8.5% on the note.

Costs and Expenses

Our cost of sales increased by $2,494,000 to $11,909,000 in the second quarter fiscal 2012 as compared to $9,415,000 in the second quarter fiscal 2011. Our gross profit (representing the difference between sales and cost of sales) was $3,948,000 or 24.9% of sales during the second quarter fiscal 2012 as compared to $3,541,000 or 27.3% of sales during the second quarter fiscal 2011. The reduced margin was primarily due to the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $2,693,000 during the second quarter fiscal 2012 as compared to the second quarter fiscal 2011, primarily due to the higher sales volume and our approximately 12.0% increased cost of hot dogs. During the second quarter fiscal 2012, the market price of hot dogs was approximately 12.2% higher than during the second quarter fiscal 2011. This difference is due to the limited impact that the Company’s purchase commitments had on the results in the second quarter fiscal 2012 as approximately 96.7% of our product was purchased at prevailing market prices as compared to 100.0% during the second quarter fiscal 2011. If the cost of beef and beef trimmings continues to increase and we are unable to pass on these higher costs through price increases or otherwise mitigate any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during the second quarter fiscal 2012 was $2,646,000 or 52.5% of restaurant sales, as compared to $2,765,000 or 52.3% of restaurant sales in the second quarter fiscal 2011.  The increase in the cost of sales percentage in the second quarter fiscal 2012 was due primarily to the impact of fixed restaurant labor costs on lower sales which was partly offset by lower restaurant incentive compensation costs. Despite increases in commodity costs, we were able to maintain consistent food and paper costs as a percentage of sales due to our menu re-engineering efforts and certain price increases. Cost of sales to our television retailer declined by $80,000 in the second quarter fiscal 2012, primarily due to lower sales volume.

Restaurant operating expenses were $920,000 in the second quarter fiscal 2012 as compared to $967,000 in the second quarter fiscal 2011. The difference in restaurant operating costs was primarily due to lower maintenance and insurance costs of $45,000 partly offset by higher occupancy costs of $15,000. Although utility costs were approximately $7,000 or 3.4% lower during the second quarter fiscal 2012 as compared to the second quarter fiscal 2011, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $245,000 in the second quarter fiscal 2012 as compared to $225,000 in the second quarter fiscal 2011. This increase is primarily attributable to higher depreciation on newly-added consigned equipment by our Branded Product Program and higher restaurant depreciation.

General and administrative expenses decreased by $434,000 or 16.5% to $2,198,000 in the second quarter fiscal 2012 as compared to $2,632,000 in the second quarter fiscal 2011. The decrease in general and administrative expenses was primarily due to the reduced cost of the SMG litigation of $422,000. During the second quarter fiscal 2011, we incurred costs associated with the SMG litigation of $433,000 in preparation for the trial that began in October 2010.

During the second quarter fiscal 2011, we recorded a litigation accrual of $2,914,000 as a result of the unfavorable ruling by the court in connection with our litigation with SMG (refer to Note M of the Notes to Consolidated Financial Statements in Item 1) which represented the then minimum estimate of damages.

Interest expense of $111,000 represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. Nathan’s expects to continue to accrue these charges during the term of the appeal.

Provision for Income Taxes

In the second quarter fiscal 2012, the income tax provision was $1,466,000 or 39.3% of earnings before income taxes as compared to an income tax (benefit) of $(22,000) or (17.1)% of income before income taxes in the second quarter fiscal 2011. Nathan’s effective tax rate was reduced by 1.4% during the second quarter fiscal 2012 and reduced by 52.6% during the second quarter fiscal 2011, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.7% for the second quarter fiscal 2012 and 35.5% for the second quarter fiscal 2011.  Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $60,000 during the remainder of fiscal 2012.

Twenty-six weeks ended September 25, 2011 compared to twenty-six weeks ended September 26, 2010

Revenues

Total sales increased by 19.2% to $30,173,000 for the twenty-six weeks ended September 25, 2011 (“fiscal 2012 period”) as compared to $25,306,000 for the twenty-six weeks ended September 26, 2010 (“fiscal 2011 period”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 36.4% to $20,706,000 for the fiscal 2012 period as compared to sales of $15,184,000 in the fiscal 2011 period. This increase was primarily attributable to a 20.5% increase in the volume of products ordered in part from the addition of new accounts and the impact of price increases that took effect during the fiscal 2012 period. Total Company-owned restaurant sales, which was comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), decreased by $262,000 to $9,051,000 during the fiscal 2012 period as compared to $9,313,000 during the fiscal 2011 period. We were forced to temporarily close our restaurants during tropical storm Irene for the weekend of August 27, 2011. We estimate that sales of approximately $172,000 were lost during that weekend.   Additionally, during the second quarter fiscal 2012 we experienced much more rain than the second quarter fiscal 2011, particularly on weekends, and a cold Labor Day weekend which we believe further hurt sales particularly at our Coney Island locations. Overall, we experienced lower customer counts of approximately 7.8% resulting from these unfavorable weather conditions that primarily impacted our Coney Island restaurants during the second quarter fiscal 2012 as compared to the second quarter fiscal 2011, which were partly offset by higher check averages of approximately 5.7%. During the fiscal 2012 period, sales to our television retailer were approximately $393,000 lower than the fiscal 2011 period. Nathan’s products were on air 24 times during the fiscal 2012 period as compared to 55 times during the fiscal 2011 period.

Franchise fees and royalties were $2,855,000 in the fiscal 2012 period as compared to $2,638,000 in the fiscal 2011 period. Total royalties were $2,435,000 in the fiscal 2012 period as compared to $2,239,000 in the fiscal 2011 period. Franchise restaurant sales, excluding sales by franchisees under our Branded Menu Program, increased to $49,521,000 in the fiscal 2012 period as compared to $48,846,000 in the fiscal 2011 period primarily due to the increase in number of franchise outlets. Most of our franchised locations in the Northeast were also negatively affected by Tropical Storm Irene. (Franchise restaurant sales excludes sales by Branded Menu Product units. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based on a percentage of the manufacturers’ sales). Comparable domestic franchise sales (consisting of 111 Nathan’s outlets, excluding sales under the Branded Menu Program) were $36,213,000 in the fiscal 2012 period as compared to $36,752,000 in the fiscal 2011 period, a decrease of 1.5%.  Franchise sales within our mall locations have declined by approximately 2.4% and sales at our travel and entertainment venues declined by approximately 1.5% and 0.4%, respectively, as compared to the fiscal 2011 period. We believe that  the decline in sales is primarily due to the continuing adverse economic environment and the decline in consumer confidence during the second quarter fiscal 2012. Comparable international franchise sales, principally the Middle East, increased by approximately $33,000 or 2.2% during the fiscal 2012 period as compared to the fiscal 2011 period.

At September 25, 2011, 282 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 252 domestic and international franchised or Branded Menu Program franchise outlets at September 26, 2010. Total franchise fee income was $420,000 in the fiscal 2012 period as compared to $344,000 in the fiscal 2011 period. Domestic franchise fee income was $254,000 in the fiscal 2012 period as compared to $307,000 in the fiscal 2011 period. International franchise fee income was $141,000 in the fiscal 2012 period, as compared to $27,000 during the fiscal 2011 period. During the fiscal 2012 period, 35 new franchised outlets opened, including a location in each of Canada, Kuwait and the Dominican Republic, two locations in China and 22 Branded Menu Program outlets, including 13 units operated by K-mart. During the fiscal 2011 period, 18 new franchised outlets were opened, including one re-franchised location and nine Branded Menu Program outlets.

License royalties were $3,673,000 in the fiscal 2012 period as compared to $3,478,000 in the fiscal 2011 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 6.8% to $2,926,000 from $2,740,000 primarily due to higher sales volume from our foodservice licensee who obtained a large seasonal account in the fiscal 2012 period.  Royalties earned from our primary licensee, SMG, Inc. (“SMG”) primarily from the retail sale of hot dogs, were $2,094,000 during the fiscal 2012 period as compared to $1,966,000 during the fiscal 2011 period. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club and Krogers, were $832,000 during the fiscal 2012 period as compared to $774,000 during the fiscal 2011 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $84,000 during the fiscal 2012 period, as compared to the fiscal 2011 period. We recovered $75,000 of license royalties from one licensee that had previously been deemed unrealizable during second quarter fiscal 2011.

Interest income was $312,000 in the fiscal 2012 period as compared to $425,000 in the fiscal 2011 period, primarily due to lower interest income on our cash and cash equivalents as a result of the reduced amount of marketable securities, lower interest earned on maturing securities and lower interest earned on the Amended MSC Note. On June 29, 2011, we completed the sale of the Amended MSC Note therefore we will no longer be earning interest income of 8.5% on the note.

Costs and Expenses

Overall, our cost of sales increased by $4,642,000 to $23,545,000 in the fiscal 2012 period as compared to $18,903,000 in the fiscal 2011 period. Our gross profit (representing the difference between sales and cost of sales) was $6,628,000 or 22.0% of sales during the fiscal 2012 period as compared to $6,403,000 or 25.3% of sales during the fiscal 2011 period. The reduced margin was primarily due to the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $5,183,000 during the fiscal 2012 period as compared to the fiscal 2011 period, primarily as a result of the higher sales volume and our approximately 12.9% increased cost of hot dogs. During the fiscal 2012 period, the market price of hot dogs was approximately 12.0% higher than during the fiscal 2011 period. This difference is due to the reduced impact that the Company’s purchase commitments had on the results in the fiscal 2012 period as approximately 93.8% of our product was purchased at prevailing market prices as compared to approximately 88.5% during the fiscal 2011 period. The purchase commitments enabled us to reduce our beef costs by approximately 9 basis points during fiscal 2012 and approximately 22 basis points to our beef costs in fiscal 2011. During the fiscal 2012 period, our purchase commitments to acquire 485,000 pounds of hot dogs yielded savings of approximately $74,000. During the fiscal 2011 period, our purchase commitments to acquire 747,000 pounds of hot dogs yielded savings of approximately $146,000. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise mitigate any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during the fiscal 2012 period was $4,895,000 or 54.1% of restaurant sales, as compared to $5,054,000 or 54.3% of restaurant sales in the fiscal 2011 period.  The decrease in the cost of sales percentage in the fiscal 2012 period was due primarily to the impact of lower restaurant incentive compensation costs which were partly offset by the impact of fixed restaurant labor costs on lower sales. Despite increases in commodity costs, we were able to maintain consistent food and paper costs as a percentage of sales due to our menu re-engineering efforts and certain price increases. Cost of sales to our television retailer declined by $382,000 in the fiscal 2012 period, primarily due to lower sales volume.

Restaurant operating expenses were $1,739,000 in the fiscal 2012 period as compared to $1,792,000 in the fiscal 2011 period. The difference in restaurant operating costs was primarily due to lower maintenance and insurance costs of $64,000 partly offset by higher occupancy costs of $18,000. Although utility costs were approximately $7,000 or 2.0% lower during the fiscal 2012 period as compared to the fiscal 2011 period, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $472,000 in the fiscal 2012 period as compared to $457,000 in the fiscal 2011 period. This increase is primarily attributable to higher depreciation on newly-added consigned equipment by our Branded Product Program and higher restaurant depreciation.

General and administrative expenses decreased by $486,000 or 10.3% to $4,710,000 in the fiscal 2012 period as compared to $5,196,000 in the fiscal 2011 period. The decrease in general and administrative expenses was primarily due to the reduced cost of the SMG litigation of $521,000.  During the fiscal 2011 period, we incurred costs associated with the SMG litigation of $539,000 in preparation for the trial that began in October 2010. Excluding the impact of the SMG litigation costs, general and administrative expenses increased by approximately $35,000 or 0.8% during the fiscal 2012 period, primarily due to higher compensation costs which were partly offset by lower insurance and other corporate costs.

During the second quarter fiscal 2011, we recorded a litigation accrual of $2,914,000 as a result of the unfavorable ruling by the court in connection with our litigation with SMG (refer to Note M of the Notes to Consolidated Financial Statements in Item 1) which represented the then minimum estimate of damages.

Interest expense of $223,000 represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. Nathan’s expects to continue to accrue these charges during the term of the appeal.

Provision for Income Taxes

In the fiscal 2012 period, the income tax provision was $2,461,000 or 38.9% of earnings before income taxes as compared to $835,000 or 31.6% of income before income taxes in the fiscal 2011 period. Nathan’s effective tax rate was reduced by 1.8% during the fiscal 2012 period and reduced by 5.3% during the fiscal 2011 period, due to the differing effects of tax-exempt interest income. During the fiscal 2011 period, Nathan’s also resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $79,000, which lowered the effective tax rate by 3.0%. Nathan’s effective tax rates without these adjustments would have been 40.7% for the fiscal 2012 period and 39.9% for the fiscal 2011 period.  Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $60,000 during the remainder of fiscal 2012.

Off-Balance Sheet Arrangements

During the twenty-six week period ended September 25, 2011, the Company completed its purchasing commitments to acquire 485,000 pounds of hot dogs for approximately $950,000 from its primary hot dog manufacturer, representing approximately 6.2% of Nathan’s usage during the period. At September 25, 2011, Nathan’s had outstanding a purchase commitment for up to 2,040,000 pounds of hot dogs. The final cost will be determined during the manufacturing period through December 2011. The market value of this purchase commitment was approximately $4,100,000 on the date of the agreement.

Nathan’s currently expects to complete this purchase commitment between January and March 2012. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at September 25, 2011 aggregated $15,209,000, a $6,269,000 increase during the fiscal 2012 period.  At September 25, 2011, marketable securities were $16,894,000 compared to $18,906,000 at March 27, 2011 and net working capital increased to $34,291,000 from $31,454,000 at March 27, 2011.

Cash provided by operations of $5,488,000 in the fiscal 2012 period is primarily attributable to net income of $3,865,000 and other non-cash items of $1,675,000. Changes in Nathan’s operating assets and liabilities decreased cash by $52,000, primarily resulting from reduced accounts payable and accrued expenses of $1,455,000 which was partly offset by lower prepaid expenses and other current assets of $457,000, accounts and other receivables, net of $351,000, inventories of $213,000 and an increase in other noncurrent liabilities of $211,000. The reduction in accounts payable and accrued expenses primarily relates to the payout of the year end incentive compensation and lower outstanding payables in connection with our Branded Product Program. The decrease in accounts and other receivables is primarily due to the normal seasonal decrease of license royalties due from SMG. The decrease in prepaid expenses is due primarily to a reduction in prepaid income taxes during the fiscal 2012 period and the utilization of prepaid insurance costs.

Cash provided by investing activities was $2,217,000 in the fiscal 2012 period. We received cash proceeds of $2,050,000 from the redemption of maturing available-for-sale securities and $900,000 from the sale of the note receivable received in connection with the sale of our Miami Subs Corporation subsidiary. On May 4, 2011, Nathan’s originally received a deposit of $450,000 toward the sale of the Amended MSC Note, which was completed on June 29, 2011 for $900,000 in total, in cash. We also received $21,000 in principal payments on the Amended MSC Note received prior to its sale. We incurred capital expenditures of $530,000 primarily in connection with our Branded Product Program and capital maintenance projects at our restaurants. We funded $224,000 of interest into the restricted cash account, as required on a monthly basis throughout the appeal of the SMG damages award.

We utilized cash of $1,459,000 in the fiscal 2012 period for the purchase of 78,428 shares of Company common stock pursuant to the stock repurchase plans, as more fully described below.  We received $8,000 from the proceeds of employee stock option exercises and $15,000 from the expected realization of the associated tax benefit.

During the period from October 2001 through September 25, 2011, Nathan’s purchased a total of 3,833,706 shares of its common stock at a cost of approximately $35,905,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  As of September 25, 2011, the Company had repurchased 333,706 shares at a cost of $5,593,000 under the sixth stock repurchase plan.

On September 10, 2010, Nathan’s entered into a 10b5-1 agreement with Mutual Securities, Inc. (“MSI”) pursuant to which Nathan’s appointed MSI as its broker to  repurchase shares of the Company’s common stock commencing September 10, 2010, having a value of up to an aggregate of $4.8 million. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million. This agreement was subsequently amended on August 4, 2011 to extend the termination date from September 19, 2011 to November 15, 2011.  As of September 25, 2011, the Company, through MSI, had repurchased shares aggregating $3,508,000 pursuant to this 10b5-1 agreement. The agreement was adopted to ensure that the Company’s repurchases would comply with the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

As of September 25, 2011, an aggregate of 466,294 shares remain to be purchased pursuant to the Company’s previously-adopted stock repurchase plans. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we currently have cash and cash equivalents at September 25, 2011 aggregating to $15,209,000, and marketable securities of $16,894,000.  Our Board routinely monitors and assesses its cash position and our current and potential capital requirements.  Given the uncertain economic environment, we believe it is in the best interests of Nathan’s to sustain a strong cash and marketable securities position in order to maintain readily available capital that can be deployed to pursue business opportunities, as well as to avoid the potential burdens associated with operating a business that might require debt financing to operate and/or expand.  At the same time, we presently intend to continue to return capital to our shareholders through stock repurchases.  From March 26, 2007 through September 25, 2011 we have repurchased 1,942,606 shares at a total cost of approximately $28,747,000, reducing the number of shares then-outstanding by 32.3%.

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

At September 25, 2011, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity at September 25, 2011 (in thousands):

			Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$1,983	$1,149	$434	$400	$-
Purchase Commitment (a)	4,100	4,100	-	-	-
Operating Leases	16,881	1,378	2,726	2,789	9,988
Gross Cash Contractual Obligations	22,964	6,627	3,160	3,189	9,988
Sublease Income	466	222	106	100	38
Net Cash Contractual Obligations	$22,498	$6,405	$3,054	$3,089	$9,950

(a)
At September 25, 2011, Nathan’s entered into a purchase commitment, as amended, for up to 2,040,000 pounds of hot dogs. The final cost will be determined during the manufacturing period through December 2011. The market value of this purchase commitment was approximately $4,100,000 on the date of the agreement.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, since then, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. The market price of hot dogs was approximately 12.0% higher than the fiscal 2011 period. This increase is in addition to last years’ increase of approximately 7.1% over the April – Sept. period. During the first nine months of calendar 2011, the cost of beef and beef trimmings rose significantly, well ahead of the historical seasonal fluctuations, exceeding the all-time highs reached in the summer of 2008, and remained stubbornly high throughout the summer 2011. For the majority of the fiscal 2012 period, the market prices have been the highest that they have ever been since the inception of our Branded Product Program in 1997. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2012 and fiscal 2013. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants.

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

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. Although we only operate five Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees. Recently, eight states have announced increases to existing minimum wages or plans to increase their minimum wages. To date, Federal and New York State legislators have not addressed this issue. However, we continue to be concerned over the potential impact of any minimum wage increases on the operations of our Company-owned restaurants and franchisees.

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

Item 3.     Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 25, 2011, Nathan’s cash and cash equivalents aggregated $15,209,000. Earnings on this cash and cash equivalents would increase or decrease by approximately $38,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 25, 2011, the market value of Nathan’s marketable securities aggregated $16,894,000, of which approximately $3,000,000 will mature in the next twelve months. These marketable securities are considered at risk with respect to interest rates to determine their current market value.  Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $42,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at September 25, 2011 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$17,128	$17,095	$17,008	$16,894	$16,790	$16,687	$16,587

Borrowings

At September 25, 2011, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge any borrowings.

Commodity Cost

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. The market price of hot dogs was approximately 12.0% higher than the fiscal 2011 period. This increase is in addition to last years’ increase of approximately 7.1% over the April – Sept. period. During the first nine months of calendar 2011, the cost of beef and beef trimmings rose significantly, well ahead of the historical seasonal fluctuations, exceeding the all-time highs reached in the summer of 2008, and remained stubbornly high throughout the summer 2011. We have attempted to enter into purchase commitments for hot dogs from time to time in order to reduce the impact of increasing market prices. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 25, 2011 would have increased or decreased our cost of sales by approximately $1,985,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended September 25, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is party to a License Agreement with SMG dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged “Nathan’s Famous” frankfurter products at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the “Nathan’s Famous” restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG disputed that a breach occurred and commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company answered SMG’s complaint in Illinois and asserted its own counterclaims which sought, among other things, a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation had been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  On September 17, 2010, SMG filed a motion for summary judgment with respect to the claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  A trial on the claims relating to Nathan’s termination of the License Agreement took place between October 6 and October 13, 2010.  Oral argument on the claims relating to the sale of Nathan’s proprietary seasonings took place prior to the start of the trial.  On October 13, 2010, an order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  At that time, Nathan’s estimated its potential damages to be between $2,914,000 to $6,068,000. Since Nathan’s was unable to determine the amount of damages within that range that the court ultimately awarded to SMG.  Accordingly, Nathan’s originally recorded a charge to earnings before taxes of $2,914,000 in its second fiscal quarter ended September 26, 2010 representing the then minimum estimate of damages.  On December 17, 2010, the Court ruled that Nathan’s was not entitled to terminate the License Agreement.  On January 19, 2011, the parties submitted an agreed upon order which, among other things, assessed damages against Nathan’s of approximately $4,910,000 inclusive of pre-judgment interest.  Accordingly, Nathan’s recorded an additional charge before earnings of $1,996,000 in its third quarter ended December 26, 2010. The final Judgment was entered on February 4, 2011.  On March 4, 2011, Nathan's filed a notice of appeal seeking to appeal the Judgment.  In order to secure the Judgment pending an appeal, on March 31, 2011, Nathan's entered into a Security Agreement with SMG and Blocked Deposit Account Agreement with SMG and Citibank, N.A., as described in Note E.  On April 7, 2011, the Court entered a stipulation and order which granted a stay of enforcement of the Judgment.  Nathan's filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011.  In response, SMG filed an opposition appellate brief on October 21, 2011.  Nathan's intends to file a reply brief on November 11, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
June 27, 2011 July 24, 2011	20,099	$18.910	20,099	493,054
July 25, 2011 August 21, 2011	13,935	$18.807	13,935	479,119
August 22, 2011 September 25, 2011	12,825	$18.985	12,825	466,294
Total	46,859	$18.900	46,859	466,294

A) Represents the Company’s fiscal periods during the quarter ended September 25, 2011.

During the period from October 2001 through September 25, 2011, Nathan’s purchased a total of 3,833,706 shares of its common stock at a cost of approximately $35,905,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  During the twenty-six -week period ended September 25, 2011, we repurchased 78,428 shares at a total cost of $1,459,000.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  As of September 25, 2011, the Company has repurchased 333,706 shares at a cost of $5,593,000 under the sixth stock repurchase plan.

On September 10, 2010, Nathan’s entered into a 10b5-1 agreement with Mutual Securities, Inc. (“MSI”) pursuant to which Nathan’s appointed MSI as its broker to  repurchase shares of the Company’s common stock commencing September 10, 2010, having a value of up to an aggregate of $4.8 million. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million. This agreement was subsequently amended on August 4, 2011 to extend the termination date from September 19, 2011 to November 15, 2011. As of September 25, 2011, the Company, through MSI, had repurchased shares aggregating $3,508,000 pursuant to this 10b5-1 agreement. The agreement was adopted to ensure that the Company’s repurchases would comply with the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

As of September 25, 2011, an aggregate of 466,294 shares are remaining to be purchased pursuant to the Company’s previously-adopted stock repurchase plans. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

4.3	Third Amended and Restated Rights Agreement dated as of December 10, 1999 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Registration Statement on Form 8-A/A dated December 10, 1999.)

4.4	Amendment No. 1 to Third Amended and Restated Rights Agreement dated as of June 15, 2005 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 15, 2005.)

4.5	Amendment No. 2 to Third Amended and Restated Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 6, 2008.)

4.6	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	** XBRL Instance Document.

101.SCH	** XBRL Taxonomy Extension Schema Document

101.CAL	** XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	** XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	** XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	** XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 4, 2011	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2011	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

4.3	Third Amended and Restated Rights Agreement dated as of December 10, 1999 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Registration Statement on Form 8-A/A dated December 10, 1999.)

4.4	Amendment No. 1 to Third Amended and Restated Rights Agreement dated as of June 15, 2005 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 15, 2005.)

4.5	Amendment No. 2 to Third Amended and Restated Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 6, 2008.)

4.6	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	** XBRL Instance Document.

101.SCH	** XBRL Taxonomy Extension Schema Document

101.CAL	** XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	** XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	** XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	** XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.