Form 10-Q
period 2011-12-25
NATHANS FAMOUS INC
filed 2012-02-03
CIK 69733

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2011.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ________ to________.

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

At February 3, 2012, an aggregate of 4,349,005 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 25, 2011 and March 27, 2011
(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ASSETS	Dec. 25, 2011	March 27, 2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$15,832	$8,940
Marketable securities	15,800	18,906
Restricted cash (Note E)	5,307	4,972
Accounts and other receivables, net	6,807	6,120
Note receivable held for sale (Note G)	-	921
Inventories	827	1,139
Prepaid expenses and other current assets	908	1,065
Deferred income taxes	856	2,356
Total current assets	46,337	44,419

Property and equipment, net	5,704	5,786
Goodwill	95	95
Intangible assets	1,353	1,353
Deferred income taxes	963	912
Other assets	451	393

	$54,903	$52,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,569	$3,587
Litigation accrual (Note M)	5,307	4,972
Accrued expenses and other current liabilities	3,769	4,065
Deferred franchise fees	246	341
Total current liabilities	11,891	12,965

Other liabilities	2,131	1,915

Total liabilities	14,022	14,880

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,840,491 and 8,837,991 shares issued; and 4,947,964 and 5,082,713 shares outstanding at December 25, 2011 and March 27, 2011, respectively	88	88
Additional paid-in capital	53,186	52,945
Retained earnings	24,086	19,010
Accumulated other comprehensive income	540	481
	77,900	72,524
Treasury stock, at cost, 3,892,527 and 3,755,278 shares at December 25, 2011 and March 27, 2011, respectively	(37,019)	(34,446)
Total stockholders’ equity	40,881	38,078

	$54,903	$52,958

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Thirteen weeks ended December 25, 2011 and December 26, 2010
(in thousands, except share and per share amounts)
(Unaudited)

	Dec. 25, 2011	Dec. 26, 2010

REVENUES
Sales	$11,508	$10,237
Franchise fees and royalties	1,410	1,241
License royalties	1,634	1,387
Interest income	124	195
Other income	124	19
Total revenues	14,800	13,079

COSTS AND EXPENSES
Cost of sales	9,497	7,961
Restaurant operating expenses	701	625
Depreciation and amortization	246	231
General and administrative expenses	2,285	2,440
Litigation accrual (Note M)	-	1,996
Interest expense (Note M)	112	-
Total costs and expenses	12,841	13,253

Income (loss) before provision for income taxes	1,959	(174)
Provision (benefit) for income taxes	748	(21)
Net income (loss)	$1,211	$(153)

PER SHARE INFORMATION
Basic income (loss) per share:
Net income (loss)	$.24	$(.03)

Diluted income (loss) per share:
Net income (loss)	$.24	$(.03)

Weighted average shares used in computing income (loss) per share
Basic	4,964,000	5,352,000
Diluted	5,113,000	5,352,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirty-nine weeks ended December 25, 2011 and December 26, 2010
(in thousands, except share and per share amounts)
(Unaudited)

	Dec. 25, 2011	Dec. 26, 2010

REVENUES
Sales	$41,681	$35,543
Franchise fees and royalties	4,265	3,924
License royalties	5,307	4,865
Interest income	436	620
Other income	126	35
Total revenues	51,815	44,987

COSTS AND EXPENSES
Cost of sales	33,042	26,864
Restaurant operating expenses	2,440	2,417
Depreciation and amortization	718	688
General and administrative expenses	6,995	7,636
Litigation accrual (Note M)	-	4,910
Interest expense (Note M)	335	-
Total costs and expenses	43,530	42,515

Income before provision for income taxes	8,285	2,472
Provision for income taxes	3,209	814
Net income	$5,076	$1,658

PER SHARE INFORMATION
Basic income per share:
Net income	$1.01	$.30

Diluted income per share:
Net income	$.98	$.30

Weighted average shares used in computing income per share
Basic	5,022,000	5,506,000
Diluted	5,159,000	5,608,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirty-nine weeks ended December 25, 2011
(in thousands, except share amounts)
(Unaudited)

	Common	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 27, 2011	8,837,991	$88	$52,945	$19,010	$481	3,755,278	$(34,446)	$38,078
Shares issued in connection with the exercise of employee stock options	2,500	-	8					8

Repurchase of common stock						137,249	(2,573)	(2,573)

Income tax benefit on stock option exercises			15					15

Share-based compensation			218					218

Unrealized gains on available for sale securities, net of deferred income taxes of $40					59			59
Net income	-	-	-	5,076	-	-	-	5,076
Balance, December 25, 2011	8,840,491	$88	$53,186	$24,086	$540	3,892,527	$(37,019)	$40,881

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-nine weeks ended December 25, 2011 and December 26, 2010
(in thousands)
(Unaudited)

	Dec. 25, 2011	Dec. 26, 2010
Cash flows from operating activities:
Net income	$5,076	$1,658
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	718	688
Amortization of bond premium	154	216
Share based compensation expense	218	296
Provision for doubtful accounts	-	20
Deferred income taxes	1,410	(120)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(687)	(1,207)
Inventories	312	107
Prepaid expenses and other current assets	157	(977)
Other assets	(58)	(35)
Accounts payable, accrued expenses and other current liabilities	(1,314)	(799)
Accrued litigation	335	4,910
Deferred franchise fees	(95)	(27)
Other liabilities	216	127

Net cash provided by operating activities	6,442	4,857

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	3,050	1,900
Change in restricted cash	(335)	-
Purchase of property and equipment	(636)	(760)
Proceeds received on sale of note receivable	900	-
Payments received on note receivable	21	81

Net cash provided by investing activities	3,000	1,221

Cash flows from financing activities:
Repurchase of treasury stock	(2,573)	(6,992)
Proceeds from the exercise of stock options	8	87
Income tax benefits on stock option exercises	15	137

Net cash used in financing activities	(2,550)	(6,768)

Net increase (decrease) in cash and cash equivalents	6,892	(690)

Cash and cash equivalents, beginning of period	8,940	11,609

Cash and cash equivalents, end of period	$15,832	$10,919

Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,359	$2,014

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,”  “we,” “us” or “our”) as of and for the thirteen and thirty-nine  week periods ended December 25, 2011 and December 26, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented.  However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

In June 2011, the FASB issued guidance covering the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Irrespective of the format that is chosen, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total for comprehensive income. Entities were also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where components of net income and components of OCI are presented. However, the implementation of this last requirement was deferred by the FASB in December 2011. All other guidance will be effective for Nathan’s beginning with the first annual reporting period, and interim periods within that fiscal year, beginning after December 15, 2011 and shall be applied retrospectively, however, early adoption is permitted. Nathan’s did not elect early adoption of the accounting standard. The adoption of this new accounting standard will modify the required disclosures, but is not expected to have a material effect on our consolidated results of operations or financial position.

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

The following tables present assets and liabilities measured at fair value on a recurring basis as of December 25, 2011 and March 27, 2011 based upon the valuation hierarchy (in thousands):

December 25, 2011	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$15,800	$-	$15,800
Total assets at fair value	$-	$15,800	$-	$15,800

March 27, 2011	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$18,906	$-	$18,906
Total assets at fair value	$-	$18,906	$-	$18,906

Nathan’s marketable securities, which consist primarily of municipal bonds, are not actively traded.  The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

The carrying amounts of cash equivalents, note receivable held for sale, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. For the thirty-nine week period ended December 25, 2011, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – MARKETABLE SECURITIES

The Company determines the appropriate classification of marketable securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 25, 2011 and March 27, 2011, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 25, 2011	$14,935	$865	$-	$15,800

March 27, 2011	$18,139	$767	$-	$18,906

As of December 25, 2011 and March 27, 2011, none of the marketable securities held by the Company were in an unrealized loss position.

The municipal bonds held at December 25, 2011, mature at various dates between January 2012 and October 2019. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

December 25, 2011	$15,800	$2,011	$10,198	$3,591	$-

March 27, 2011	$18,906	$3,126	$10,183	$5,597	$-

The change in net unrealized (losses) on available-for-sale securities for the thirteen week periods ended December 25, 2011 and December 26, 2010 of $(27) and $(226), respectively, net of deferred income taxes, have been included as a component of comprehensive income. The change in net unrealized gains (losses) on available-for-sale securities for the thirty-nine -week periods ended December 25, 2011 and December 26, 2010 of $59 and $(108), respectively, net of deferred income taxes, have been included as a component of comprehensive income.

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

Pursuant to the Blocked Account Agreement, Nathan’s initially deposited approximately $4,910,000 into the Account and has deposited additional amounts monthly in an amount equal to the post-judgment interest (calculated at 9% per annum) through December 25, 2011. Nathan’s has classified the amount of the Judgment along with the post-judgment interest as restricted cash in the accompanying balance sheet.  Pursuant to the Blocked Account Agreement, Nathan’s will have no right to withdraw amounts from the Account, until: (1) the Bank receives written notice from SMG (a “Release Notice”) that (a) the Judgment, plus all applicable post-judgment interest, has been satisfied, (b) the Judgment has been reversed or the Judgment has been vacated and the matter remanded and that any subsequent motions or appeals have been resolved, (c) Nathan’s and SMG have entered a fully-executed settlement agreement resolving the Judgment, or (d) SMG has withdrawn its “Disposition Notice” (as defined below) or (2) the Bank has received a Disposition Notice and has acted in accordance with the Disposition Notice.

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

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 25,	March 27,
	2011	2011

Branded product sales	$4,538	$3,950
Franchise and license royalties	1,961	1,831
Other	360	401
	6,859	6,182
Less: allowance for doubtful accounts	52	62
Accounts and other receivables, net	$6,807	$6,120

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

Changes in the Company’s allowance for doubtful accounts for the thirty-nine -week period ended December 25, 2011 and the fiscal year ended March 27, 2011 are as follows (in thousands):

	December 25, 2011	March 27, 2011

Beginning balance	$62	$415
Bad debt expense	-	56
Uncollectible marketing fund contributions	-	12
Accounts written off	(10)	(421)
Ending balance	$52	$62

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

On May 4, 2011, Nathan’s entered into a Note Purchase and Sale Agreement with Y & Y Capital Co, LLC (“Note Purchaser” and such agreement, the “Purchase Agreement”) pursuant to which Nathan’s agreed to sell to the Note Purchaser for $900,000 in cash the note received by the Company in connection with the sale of its Miami Subs Corporation subsidiary, as amended through May 4, 2011 (the “Amended MSC Note”).  Simultaneously with the execution of the Purchase Agreement, the Note Purchaser paid Nathan’s $450,000 to be applied to the purchase price payable under the Purchase Agreement. The sale of the Amended MSC Note was completed on June 29, 2011 and Nathan’s received the $450,000 balance of the sale proceeds. Simultaneously with the closing of the sale of the Amended MSC Note, Nathan’s assigned to the Note Purchaser certain of its rights under certain related agreements which secure the obligation of the payor under the Amended MSC Note, including a security agreement dated as of June 7, 2007, two personal Guaranties and the majority of an irrevocable direction for the payment of funds under certain circumstances. Nathan’s retained certain rights under the irrevocable direction.  On October 24, 2011, Nathan’s executed a Release and Direction among the parties agreeing to accept $125,000, in cash, in full satisfaction of Nathan’s rights under the irrevocable direction. In November 2011, Nathan’s received these proceeds.

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

Following (in thousands) is a summary of the impaired note receivable:

	Dec. 25,	March 27,
	2011	2011

Total recorded investment in impaired note receivable	$-	$1,434
Allowance for impaired note receivable	(-)	(513)
	-	921
Less: current portion	-	(921)
Note receivable – noncurrent portion	$-	$-

The Company recognized approximately $30 and $62 of interest income on the Amended MSC Note for the thirty-nine weeks ended December 25, 2011 and December 26, 2010, respectively. The average recorded investment in impaired note receivable was $1,179 at March 27, 2011.

NOTE H – INCOME (LOSS) PER SHARE

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine -week periods ended December 25, 2011 and December 26, 2010, respectively.

Thirteen weeks
					Net income (loss)
	Net income (loss)		Number of Shares		Per Share
	2011	2010	2011	2010	2011	2010
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,211	$(153)	4,964	5,352	$0.24	$(0.03)
Effect of dilutive employee stock options	-	-	149	-	-	-
Diluted EPS
Diluted calculation	$1,211	$(153)	5,113	5,352	$0.24	$(0.03)

Thirty-nine weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2011	2010	2011	2010	2011	2010
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$5,076	$1,658	5,022	5,506	$1.01	$0.30
Effect of dilutive employee stock options	-	-	137	102	(0.03)	-
Diluted EPS
Diluted calculation	$5,076	$1,658	5,159	5,608	$0.98	$0.30

There were no options to purchase shares of common stock in the thirteen and thirty-nine -week periods ended December 25, 2011 that were excluded from the computation of diluted EPS. Options to purchase 110,000 shares of common stock in the thirty-nine -week period ended December 26, 2010 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the periods.

NOTE I – INCOME TAXES

The income tax provisions for the thirty-nine -week periods ended December 25, 2011 and December 26, 2010 reflect effective tax rates of 38.7% and 32.9%, respectively, which have been reduced from statutory rates by 2.0% and 9.6%, respectively,  for the differing effects of tax exempt interest income.  During the thirty-nine -week period ended December 26, 2010, Nathan’s settled uncertain tax positions with one state jurisdiction and accordingly reduced the associated unrecognized tax benefits, including the related accrued interest and penalties, by approximately $79,000, further reducing the December 26, 2010 effective tax rate by 3.2% for the period. During the thirty-nine week period ended December 26, 2010, Nathan’s recorded additional taxes of $85,000 in connection with the filing of its March 2010 tax returns, increasing the effective tax rate by 3.4%.

The amount of unrecognized tax benefits at December 25, 2011 was $326,000, all of which would impact Nathan’s effective tax rate, if recognized.  As of December 25, 2011, Nathan’s had $369,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

Nathan’s has received notices from New York City and the States of Florida and Massachusetts that our tax returns for the fiscal years ended March 2008, March 2009 and March 2010 will be reviewed. Additionally, the State of Massachusetts has indicated that our tax return for the fiscal year ended March 2011 will also be reviewed.

NOTE J – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen -week periods ended December 25, 2011 and December 26, 2010 was $56,000 and $82,000, respectively. Total share-based compensation during the thirty-nine -week periods ended December 25, 2011 and December 26, 2010 was $218,000 and $296,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of December 25, 2011, there was $770,000 of unamortized compensation expense related to stock options. We expect to recognize this expense over approximately three years and five months, which represents the requisite service periods for such awards.

On September 14, 2010, the Company adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which provides for the issuance of up to 150,000 additional shares pursuant to the 2010 Plan together with 171,000 shares that have not been issued under the 2001 Stock Option Plan (the “2001 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”) plus any shares subject to any outstanding options or restricted stock grants under the 2001 Plan and the 2002 Plan that subsequently expire unexercised or are otherwise forfeited up to a maximum of an additional 100,000 shares.

During the thirty-nine week period ended December 25, 2011, the Company granted 177,500 stock options having an exercise price of $17.75 per share, all of which expire five years from the date of grant. All of such stock options vest ratably over a four-year period commencing June 6, 2012. There were no share-based awards granted during the thirty-nine -week period ended December 26, 2010.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirty-nine weeks ended December 25, 2011, were as follows:

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

Stock options outstanding:

Transactions with respect to stock options for the thirty-nine weeks ended December 25, 2011 were as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 27, 2011	470,000	$11.29	3.48	$2,766,000

Granted	177,500	17.75	4.45	-
Expired	-	-	-	-
Exercised	(2,500)	$3.20	-	-

Options outstanding at December 25, 2011	645,000	$13.10	3.21	$5,127,000

Options exercisable at December 25, 2011	467,500	$11.34	2.74	$4,541,000

NOTE K – STOCKHOLDERS’ EQUITY

During the period from October 2001 through December 25, 2011, Nathan’s repurchased 3,892,527 shares of its common stock at a cost of approximately $37,019,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  During the thirty-nine week period ended December 25, 2011, we repurchased 137,249 shares at a total cost of $2,573,000.

On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  After giving effect to this increase, an aggregate of 407,473 shares can still be purchased under Nathan’s stock repurchase plans, as of December 25, 2011.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans, nor is there any assurance that the Company will make any repurchases under its stock-repurchase plans.

On September 10, 2010, Nathan’s entered into a 10b5-1 agreement with Mutual Securities, Inc. (“MSI”) pursuant to which Nathan’s appointed MSI as its broker to  repurchase shares of the Company’s common stock commencing September 10, 2010, having a value of up to an aggregate of $4.8 million. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million. This agreement was subsequently amended on August 4, 2011 to extend the termination date from September 19, 2011 to November 15, 2011.  The Company, through MSI, had repurchased shares aggregating $4,622,000 pursuant to this 10b5-1 agreement when it expired on November 15, 2011. The agreement was adopted to ensure that the Company’s repurchases would comply with the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

On December 1, 2011, Nathan’s Board of Directors authorized the commencement of a modified dutch tender offer to repurchase up to 500,000 shares of its common stock at a price of not less than $20.00 nor greater than $22.00 per share. The tender offer expired on January 12, 2012. Based on the final count by American Stock Transfer & Trust Company, the depositary of the tender, 663,982 shares of common stock were tendered and not withdrawn at or below the final purchase price of $22.00 per share. Pursuant to the terms of the tender offer, Nathan’s has elected to purchase an additional 98,959 shares (within up to 2% of the outstanding shares of its common stock). All of such shares purchased in the tender were purchased at the same price of $22.00 per share.  As such, Nathan’s accepted for purchase an aggregate of 598,959 shares of its common stock, at a purchase price of $22.00 per share, for a total cost of $13,177,098, excluding fees and expenses related to the tender. The results of this tender offer will be reflected in the consolidated financial statements during the thirteen weeks ending March 25, 2012.

At December 25, 2011, the Company has reserved 8,175,483 shares of common stock for issuance upon exercise of rights to purchase shares of common stock pursuant to its new shareholder rights plan adopted by the Board of Directors on June 4, 2008.

NOTE L – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Thirteen weeks ended Dec. 25, 2011	Thirteen weeks ended Dec. 26, 2010	Thirty-nine weeks ended Dec. 25, 2011	Thirty-nine weeks ended Dec. 26, 2010
Net income (loss)	$1,211	$(153)	$5,076	$1,658
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) provision of $(18), $(148), $40, and $(71), respectively	(27)	(226)	59	(108)
Comprehensive income (loss)	$1,184	$(379)	$5,135	$1,550

Accumulated other comprehensive income at December 25, 2011 and March 27, 2011 consists entirely of unrealized gains and losses on available-for-sale securities, net of deferred taxes.

NOTE M – COMMITMENTS AND CONTINGENCIES

1.  Commitments

At March 27, 2011, the Company had outstanding purchase commitments to acquire approximately 485,000 pounds of hot dogs for approximately $950,000 from its primary hot dog manufacturer. During the thirty-nine week period ended December 25, 2011, the Company completed this purchase commitment, representing approximately 4.32% of Nathan’s hot dog usage during the period. At December 25, 2011, Nathan’s had outstanding a purchase commitment, as amended, for up to 987,000 pounds of hot dogs, at a cost of approximately $1,900,000. Nathan’s expects to complete this purchasing commitment between January and March 2012. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

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

The Company is also involved in the following legal proceeding:

The Company is party to a License Agreement with SMG dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged “Nathan’s Famous” frankfurter products at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the “Nathan’s Famous” restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG disputed that a breach occurred and commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company answered SMG’s complaint in Illinois and asserted its own counterclaims which sought, among other things, a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation had been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  On September 17, 2010, SMG filed a motion for summary judgment with respect to the claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  A trial on the claims relating to Nathan’s termination of the License Agreement took place between October 6 and October 13, 2010.  Oral argument on the claims relating to the sale of Nathan’s proprietary seasonings took place prior to the start of the trial.  On October 13, 2010, an order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  At that time, Nathan’s estimated potential damages to be between $2,914,000 to $6,068,000.  Since Nathan’s was unable to determine the amount of damages within that range that the court ultimately awarded to SMG, Nathan’s originally recorded a charge to earnings before taxes of $2,914,000 in its second fiscal quarter ended December 26, 2010, representing the then minimum estimate of damages.  On December 17, 2010, the Court ruled that Nathan’s was not entitled to terminate the License Agreement.  On January 19, 2011, the parties submitted an agreed upon order which, among other things, assessed damages against Nathan’s of approximately $4,910,000 inclusive of pre-judgment interest.  Accordingly, Nathan’s recorded an additional charge before earnings of $1,996,000 in its third quarter ended December 26, 2010. The final Judgment was entered on February 4, 2011.  On March 4, 2011, Nathan's filed a notice of appeal seeking to appeal the Judgment.  In order to secure the Judgment pending an appeal, on March 31, 2011, Nathan's entered into a Security Agreement with SMG and Blocked Deposit Account Agreement with SMG and Citibank, N.A., as described in Note E.  On April 7, 2011, the Court entered a stipulation and order which granted a stay of enforcement of the Judgment. Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011.  Nathan’s filed a reply brief on November 14, 2011.

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

NOTE N – RECLASSIFICATIONS

Certain prior years’ balances have been reclassified to conform with the March 27, 2011 presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs have on our profitability and operating results; the status of our licensing agreements relating to the sale of our hot dogs; the pending litigation with the primary supplier of hot dogs to our Branded Product Program may result in a disruption in that supply or increased costs,  any of which would adversely affect our operating results; the outcome of any appeal of the court’s ruling in such litigation; the timing of any such cash payment under the court ruling in such litigation and the tax impact of the ruling; the potential termination of the Company’s license agreement with its primary supplier on or before the scheduled expiration date of March 2014; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as those risks discussed in the Company’s Form 10-K annual report for the year ended March 27, 2011, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

In addition to plans for expansion through our Branded Product Program, franchising and licensing, Nathan’s continues to seek to co-brand within its restaurant system.  Nathan’s is also the owner of the Arthur Treacher’s brand. At December 25, 2011, the Arthur Treacher’s brand was being sold within 56 Nathan’s restaurants.

At December 25, 2011, our restaurant system consisted of 297 Nathan’s franchised units, including 119 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, the Cayman Islands and six foreign countries. At December 26, 2010, our restaurant system consisted of 263 Nathan’s franchised units, including 83 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 26 states, the Cayman Islands and five foreign countries.

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

In June 2011, the FASB issued guidance covering the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Irrespective of the format that is chosen, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total for comprehensive income. Entities were also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where components of net income and components of OCI are presented. However, the implementation of this last requirement was deferred by the FASB in December 2011. All other guidance will be effective for Nathan’s beginning with the first annual reporting period, and interim periods within that fiscal year, beginning after December 15, 2011 and shall be applied retrospectively, however, early adoption is permitted. Nathan’s did not elect early adoption of the accounting standard. The adoption of this new accounting standard will modify the required disclosures, but is not expected to have a material effect on our consolidated results of operations or financial position.

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

Results of Operations

Thirteen weeks ended December 25, 2011 compared to thirteen weeks ended December 26, 2010

Revenues

Total sales increased by 12.4% to $11,508,000 for the thirteen weeks ended December 25, 2011 (“third quarter fiscal 2012”) as compared to $10,237,000 for the thirteen weeks ended December 26, 2010 (“third quarter fiscal 2011”).   Foodservice sales from the Branded Product Program increased by 14.0% to $9,137,000 for the third quarter fiscal 2012 as compared to sales of $8,015,000 in the third quarter fiscal 2011. This increase was primarily attributable to a 9.6% increase in the volume of products ordered in part from the addition of new accounts and the impact of price increases implemented earlier in this fiscal year. Total Company-owned restaurant sales, which was comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), increased by 8.5% or $170,000 to $2,167,000 during the third quarter fiscal 2012 as compared to $1,997,000 during the third quarter fiscal 2011. During the third quarter fiscal 2012 we experienced more favorable weather conditions than the third quarter fiscal 2011. During December 2011, we experienced relatively warm weather as compared to the historical norm with the month being one of the warmest Decembers on record. During December 2010, we experienced two snowstorms in the New York metropolitan area and none during December 2011. During the third quarter fiscal 2012, we experienced higher check averages of approximately 6.9% and higher customer counts of approximately 1.5%. During the third quarter fiscal 2012, sales to our television retailer were approximately $21,000 lower than the third quarter fiscal 2011. Nathan’s products were on air five times during each of the third quarter fiscal 2012 and the third quarter fiscal 2011.

Franchise fees and royalties were $1,410,000 in the third quarter fiscal 2012 as compared to $1,241,000 in the third quarter fiscal 2011. Total royalties were $1,164,000 in the third quarter fiscal 2012 as compared to $1,014,000 in the third quarter fiscal 2011. Royalties earned under the Branded Menu program were $239,000 in the third quarter fiscal 2012 as compared to $94,000 in the third quarter fiscal 2011 due principally to the additional units in operation. Franchise restaurant sales, excluding sales by franchisees under our Branded Menu Program, decreased to $20,605,000 in the third quarter fiscal 2012 as compared to $20,726,000 in the third quarter fiscal 2011.  (Franchise restaurant sales, excludes sales by Branded Menu Product units. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based on a percentage of the manufacturers’ sales). Comparable domestic franchise sales (consisting of 121 Nathan’s outlets, excluding sales under the Branded Menu Program) were $15,778,000 in the third quarter fiscal 2012 as compared to $16,271,000 in the third quarter fiscal 2011, a decrease of 3.0%.  Franchise sales within our mall locations declined by approximately 2.7% and sales at our travel and entertainment venues declined by approximately 6.2% and 0.4%, respectively, compared to the third quarter fiscal 2011. We believe the decline in sales is primarily due to the continuing adverse economic environment and the decline in consumer confidence during the third quarter fiscal 2012. Comparable international franchise sales, principally from the Middle East, increased by approximately $112,000 or 12.0% during the third quarter fiscal 2012 as compared to the third quarter fiscal 2011.

At December 25, 2011, 297 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 263 domestic and international franchised or Branded Menu Program franchise outlets at December 26, 2010. There were 178 franchised outlets and 119 Branded Menu outlets at December 25, 2011 and 180 franchised outlets and 83 Branded Menu outlets at December 26, 2010. Total franchise fee income was $246,000 in the third quarter fiscal 2012 as compared to $227,000 in the third quarter fiscal 2011. Domestic franchise fee income was $177,000 in the third quarter fiscal 2012, including $49,000 in forfeited franchise fees  as compared to $174,000 in the third quarter fiscal 2011. International franchise fee income was $69,000 in the third quarter fiscal 2012, as compared to $53,000 during the third quarter fiscal 2011. During the third quarter fiscal 2012, 21 new franchised outlets opened, including one location in Canada and one location in the Dominican Republic and 18 Branded Menu Program outlets, including 16 units operated by K-mart. During the third quarter fiscal 2011, 15 new franchised outlets were opened, including two locations in China and eight Branded Menu Program outlets.

License royalties were $1,634,000 in the third quarter fiscal 2012 as compared to $1,387,000 in the third quarter fiscal 2011. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased to $1,245,000 from $1,025,000 in the third quarter fiscal 2012.  Royalties earned from our primary licensee, SMG, Inc. (“SMG”) primarily from the retail sale of hot dogs, were $877,000 during the third quarter fiscal 2012 as compared to $668,000 during the third quarter fiscal 2011. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club, were $368,000 during the third quarter fiscal 2012 as compared to $357,000 during the third quarter fiscal 2011. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $27,000 during the third quarter fiscal 2012, as compared to the third quarter fiscal 2011.

Interest income decreased to $124,000 in the third quarter fiscal 2012 as compared to $195,000 in the third quarter fiscal 2011, primarily due to lower interest income earned on maturing securities and lower interest earned on the note receivable (the “Amended MSC Note”) received by the Company in connection with the sale of its Miami Subs Corporation subsidiary. On June 29, 2011, we completed the sale of the Amended MSC Note and are no longer earning interest income of 8.5% on the note.

Other income was $124,000 during the third quarter fiscal 2012 as compared to $19,000 during the third quarter fiscal 2011. In November 2011, Nathan’s received $125,000 in full satisfaction of Nathan’s rights under the irrevocable direction entered into in connection with its sale of Miami Subs. (Refer to Note G of the Notes to Consolidated Financial Statements in Item 1).

Costs and Expenses

Our cost of sales increased by $1,536,000 to $9,497,000 in the third quarter fiscal 2012 as compared to $7,961,000 in the third quarter fiscal 2011. Our gross profit (representing the difference between sales and cost of sales) was $2,011,000 or 17.5% of sales during the third quarter fiscal 2012 as compared to $2,276,000 or 22.2% of sales during the third quarter fiscal 2011. The reduced margin was primarily due to the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $1,473,000 during the third quarter fiscal 2012 as compared to the third quarter fiscal 2011, primarily due to the higher sales volume and our approximately 18.0% increased cost of hot dogs. During the third quarter fiscal 2012, the market price of hot dogs was approximately 18.1% higher than during the third quarter fiscal 2011. Although Nathan’s has attempted to limit the impact of commodity price increases through the use of purchase commitments, all of Nathan’s hot dogs were purchased at prevailing market prices during the third quarter fiscal 2012 and the third quarter fiscal 2011. If the cost of beef and beef trimmings continues to increase and we are unable to pass on these higher costs through price increases or otherwise mitigate any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during the third quarter fiscal 2012 was $1,451,000 or 66.9% of restaurant sales, as compared to $1,375,000 or 68.9% of restaurant sales in the third quarter fiscal 2011.  The decrease in the cost of sales percentage in the third quarter fiscal 2012 was due primarily to the impact that higher sales had on fixed restaurant labor costs which was partly offset by higher food costs. Cost of sales to our television retailer declined by $13,000 in the third quarter fiscal 2012, primarily due to lower sales volume.

Restaurant operating expenses were $701,000 in the third quarter fiscal 2012 as compared to $625,000 in the third quarter fiscal 2011. The difference in restaurant operating costs was primarily due to higher insurance costs of $38,000 and higher occupancy costs of $22,000. Although utility costs were flat during the third quarter fiscal 2012 as compared to the third quarter fiscal 2011, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $246,000 in the third quarter fiscal 2012 as compared to $231,000 in the third quarter fiscal 2011. This increase is primarily attributable to higher depreciation on newly-added consigned equipment by our Branded Product Program and higher restaurant depreciation.

General and administrative expenses decreased by $155,000 or 6.4% to $2,285,000 in the third quarter fiscal 2012 as compared to $2,440,000 in the third quarter fiscal 2011. The decrease in general and administrative expenses was primarily due to lower marketing expenses of $108,000, lower legal fees of $37,000 relating to the SMG litigation and lower bad debts of $34,000. During the third quarter fiscal 2011, we incurred costs associated with the SMG litigation of $82,000 in preparation for the trial that was held in October 2010.

During the third quarter fiscal 2011, we recorded an additional litigation accrual of $1,996,000 as a result of the unfavorable ruling by the court in connection with our litigation with SMG (refer to Note M of the Notes to Consolidated Financial Statements in Item 1) which represented the additional damages payable to SMG in excess of the estimated damages recorded in the second quarter fiscal 2011.

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

Provision (Benefit) for Income Taxes

In the third quarter fiscal 2012, the income tax provision was $748,000 or 38.2% of earnings before income taxes as compared to an income tax (benefit) of $(21,000) or (12.1)% of (loss) before income taxes in the third quarter fiscal 2011. Nathan’s effective tax rate was reduced by 2.6% during the third quarter fiscal 2012 and reduced by 8.8% during the third quarter fiscal 2011, due to the differing effects of tax-exempt interest income. During the third quarter fiscal 2011, Nathan’s recorded additional taxes of $85,000 in connection with the filing of its March 2010 tax returns, increasing its effective tax rate by 48.9%. Nathan’s effective tax rates without these adjustments would have been 40.8% for the third quarter fiscal 2012 and (52.2)% for the third quarter fiscal 2011.  Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $60,000 during the remainder of fiscal 2012.

Thirty-nine weeks ended December 25, 2011 compared to thirty-nine weeks ended December 26, 2010

Revenues

Total sales increased by 17.3% to $41,681,000 for the thirty-nine weeks ended December 25, 2011 (“fiscal 2012 period”) as compared to $35,543,000 for the thirty-nine weeks ended December 26, 2010 (“fiscal 2011 period”).   Foodservice sales from the Branded Product Program increased by 28.6% to $29,843,000 for the fiscal 2012 period as compared to sales of $23,199,000 in the fiscal 2011 period. This increase was primarily attributable to a 16.9% increase in the volume of products ordered in part from the addition of new accounts and the impact of price increases that took effect during the fiscal 2012 period. Total Company-owned restaurant sales, which was comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), decreased by $92,000 to $11,218,000 during the fiscal 2012 period as compared to $11,310,000 during the fiscal 2011 period. The weather conditions during the summertime of the fiscal 2012 period, severely hampered our results. During the second quarter fiscal 2012 we experienced significantly more rain than the second quarter fiscal 2011, particularly on weekends, and a cold Labor Day weekend which we believe further hurt sales particularly at our Coney Island locations. We were also forced to temporarily close our restaurants during tropical storm Irene for the weekend of August 27, 2011. We estimate that sales of approximately $172,000 were lost during that weekend.   During the third quarter fiscal 2012 we experienced much more favorable weather conditions than the third quarter fiscal 2011. During December 2011, we experienced relatively warm weather as compared to the historical norm with the month being one of the warmest Decembers on record. Overall, we experienced lower customer counts of approximately 6.5% resulting from these weather conditions that primarily impacted our Coney Island restaurants during the second quarter fiscal 2012 as compared to the second quarter fiscal 2011, which were partly offset by higher check averages of approximately 6.4%. During the fiscal 2012 period, sales to our television retailer were approximately $414,000 lower than the fiscal 2011 period. Nathan’s products were on air 29 times during the fiscal 2012 period as compared to 60 times during the fiscal 2011 period.

Franchise fees and royalties were $4,265,000 in the fiscal 2012 period as compared to $3,924,000 in the fiscal 2011 period. Total royalties were $3,599,000 in the fiscal 2012 period as compared to $3,353,000 in the fiscal 2011 period. Royalties earned under the Branded Menu program were $490,000 in the fiscal 2012 period as compared to $319,000 in fiscal 2011 period due principally to the additional units in operation. Franchise restaurant sales, excluding sales by franchisees under our Branded Menu Program, increased to $70,126,000 in the fiscal 2012 period as compared to $69,572,000 in the fiscal 2011 period. (Franchise restaurant sales, excludes sales by Branded Menu Product units. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based on a percentage of the manufacturers’ sales). Comparable domestic franchise sales (consisting of 121 Nathan’s outlets, excluding sales under the Branded Menu Program) were $53,655,000 in the fiscal 2012 period as compared to $54,540,000 in the fiscal 2011 period, a decrease of 1.6%.  Franchise sales within our travel venues have declined by approximately 2.9% and sales at our mall locations and entertainment venues declined by approximately 0.7% and 0.6%, respectively, as compared to the fiscal 2011 period. We believe that the decline in sales is primarily due to the continuing adverse economic environment and a decline in consumer spending during the third quarter fiscal 2012. During the second quarter fiscal 2012, most of our franchised locations in the Northeast were also negatively affected by Tropical Storm Irene. Comparable international franchise sales, increased by approximately $258,000 or 9.0%, during the fiscal 2012 period as compared to the fiscal 2011 period.

At December 25, 2011, 297 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 263 domestic and international franchised or Branded Menu Program franchise outlets at December 26, 2010. There were 178 franchised outlets and 119 Branded Menu outlets at December 25, 2011 and 180 franchised outlets and 83 Branded Menu outlets at December 26, 2010. Total franchise fee income was $666,000 in the fiscal 2012 period as compared to $571,000 in the fiscal 2011 period. Domestic franchise fee income was $382,000 in the fiscal 2012 period as compared to $481,000 in the fiscal 2011 period. International franchise fee income was $210,000 in the fiscal 2012 period, as compared to $80,000 during the fiscal 2011 period. We recognized forfeitures of $74,000 in the fiscal 2012 period as compared to $10,000 in the fiscal 2011 period. During the fiscal 2012 period, 56 new franchised outlets opened, including two locations in each of Canada, the Dominican Republic and China, one location in Kuwait and 40 Branded Menu Program outlets, including 29 units operated by K-mart. During the fiscal 2011 period, 32 new franchised outlets were opened, including one re-franchised location, two units in China and 25 Branded Menu Program outlets.

License royalties were $5,307,000 in the fiscal 2012 period as compared to $4,865,000 in the fiscal 2011 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 10.8% to $4,171,000 from $3,764,000 primarily due to higher sales volume from our primary licensee, SMG, primarily from the retail sale of hot dogs.  Royalties earned from SMG, primarily from the retail sale of hot dogs, were $2,971,000 during the fiscal 2012 period as compared to $2,634,000 during the fiscal 2011 period. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club and Krogers, were $1,200,000 during the fiscal 2012 period as compared to $1,130,000 during the fiscal 2011 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $100,000 during the fiscal 2012 period, as compared to the fiscal 2011 period. We recovered $75,000 of license royalties from one licensee that had previously been deemed unrealizable during second quarter fiscal 2011.

Interest income was $436,000 in the fiscal 2012 period as compared to $620,000 in the fiscal 2011 period, primarily due to lower interest income earned on maturing securities and lower interest earned on the Amended MSC Note. On June 29, 2011, we completed the sale of the Amended MSC Note and are no longer earning interest income of 8.5% on the note.

Other income was $126,000 during the fiscal 2012 period as compared to $35,000 during the fiscal 2011 period. In November 2011, Nathan’s received $125,000 in full satisfaction of Nathan’s rights under the irrevocable direction entered into in connection with its sale of Miami Subs. (Refer to Note G of the Notes to Consolidated Financial Statements in Item 1).

Costs and Expenses

Overall, our cost of sales increased by $6,178,000 to $33,042,000 in the fiscal 2012 period as compared to $26,864,000 in the fiscal 2011 period. Our gross profit (representing the difference between sales and cost of sales) was $8,639,000 or 20.7% of sales during the fiscal 2012 period as compared to $8,679,000 or 24.4% of sales during the fiscal 2011 period. The reduced margin was primarily due to the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $6,656,000 during the fiscal 2012 period as compared to the fiscal 2011 period, primarily as a result of the higher sales volume and our approximately 14.5% increased cost of hot dogs. During the fiscal 2012 period, the market price of hot dogs was approximately 14.0% higher than during the fiscal 2011 period. This difference is due to the reduced impact that the Company’s purchase commitments had on the results in the fiscal 2012 period as approximately 95.7% of our product was purchased at prevailing market prices as compared to approximately 92.3% during the fiscal 2011 period. The purchase commitments enabled us to reduce our beef costs by approximately $0.007 per lb. during the fiscal 2012 period and approximately $0.015 per lb. to during the fiscal 2011 period. During the fiscal 2012 period, our purchase commitments to acquire 485,000 pounds of hot dogs yielded savings of approximately $74,000. During the fiscal 2011 period, our purchase commitments to acquire 747,000 pounds of hot dogs yielded savings of approximately $146,000. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise mitigate any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during the fiscal 2012 period was $6,346,000 or 56.6% of restaurant sales, as compared to $6,429,000 or 56.8% of restaurant sales in the fiscal 2011 period.  The decrease in the cost of sales percentage in the fiscal 2012 period was due primarily to the impact of lower restaurant incentive compensation costs which were partly offset by higher food costs during the third quarter fiscal 2012. Despite increases in commodity costs, we were able to minimize the impact of rising food costs as a percentage of sales due to our menu re-engineering efforts and certain price increases. Cost of sales to our television retailer declined by $395,000 in the fiscal 2012 period, primarily due to fewer airings.

Restaurant operating expenses were $2,440,000 in the fiscal 2012 period as compared to $2,417,000 in the fiscal 2011 period. The difference in restaurant operating costs was primarily due to higher occupancy and insurance costs of $60,000 partly offset by lower maintenance costs of $43,000. Although utility costs were approximately $5,000 or 1.1% lower during the fiscal 2012 period as compared to the fiscal 2011 period, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $718,000 in the fiscal 2012 period as compared to $688,000 in the fiscal 2011 period. This increase is primarily attributable to higher depreciation on newly-added consigned equipment by our Branded Product Program and higher restaurant depreciation.

General and administrative expenses decreased by $641,000 or 8.4% to $6,995,000 in the fiscal 2012 period as compared to $7,636,000 in the fiscal 2011 period. The decrease in general and administrative expenses was primarily due to the reduced cost of the SMG litigation during the fiscal 2012 period of $594,000.  During the fiscal 2011 period, we incurred costs associated with the SMG litigation of $621,000 in connection for the trial that began in October 2010. Excluding the impact of the SMG litigation costs, general and administrative expenses decreased by approximately $47,000 or 0.7% during the fiscal 2012 period, primarily due to lower marketing expenses of $134,000 which were partly offset by higher compensation costs of $58,000.

During the fiscal 2011 period, we recorded a litigation accrual of $4,910,000 as a result of the unfavorable ruling by the court in connection with our litigation with SMG (refer to Note M of the Notes to Consolidated Financial Statements in Item 1) representing the damages awarded by the court.

Interest expense of $335,000 represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. Nathan’s expects to continue to accrue these charges during the term of the appeal.

Provision for Income Taxes

In the fiscal 2012 period, the income tax provision was $3,209,000 or 38.7% of earnings before income taxes as compared to $814,000 or 32.9% of income before income taxes in the fiscal 2011 period. Nathan’s effective tax rate was reduced by 2.0% during the fiscal 2012 period and reduced by 9.6% during the fiscal 2011 period, due to the differing effects of tax-exempt interest income. During the fiscal 2011 period, Nathan’s also resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $79,000, which lowered the effective tax rate by 3.2%. During the third quarter fiscal 2011, Nathan’s recorded additional taxes of $85,000 in connection with the filing of its March 2010 tax returns, increasing its effective tax rate by 3.4%. Nathan’s effective tax rates without these adjustments would have been 39.7% for the fiscal 2012 period and 42.3% for the fiscal 2011 period.  Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $60,000 during the remainder of fiscal 2012.

Off-Balance Sheet Arrangements

During the thirty-nine week period ended December 25, 2011, the Company completed its purchasing commitments to acquire 485,000 pounds of hot dogs for approximately $950,000 from its primary hot dog manufacturer, representing approximately 4.3% of Nathan’s usage during the period. At December 25, 2011, Nathan’s had outstanding a purchase commitment, as amended, for up to 987,000 pounds of hot dogs at a cost of approximately $1,900,000.

Nathan’s currently expects to complete this purchase commitment between January and March 2012. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at December 25, 2011 aggregated $15,832,000, a $6,892,000 increase during the fiscal 2012 period.  At December 25, 2011, marketable securities were $15,800,000 compared to $18,906,000 at March 27, 2011 and net working capital increased to $34,446,000 from $31,454,000 at March 27, 2011. As described herein, in January 2012, in connection with the modified dutch tender offer, Nathan’s accepted for purchase an aggregate of 598,959 shares of its common stock at a purchase price of $22.00 per share for a total cost of $13,177,098, excluding fees and expenses related to the tender. The results of this tender offer will be reflected in the consolidated financial statements during the thirteen weeks ending March 25, 2012.

Cash provided by operations of $6,442,000 in the fiscal 2012 period is primarily attributable to net income of $5,076,000 and other non-cash items of $2,500,000. Changes in Nathan’s operating assets and liabilities decreased cash by $1,134,000, primarily resulting from reduced accounts payable and accrued expenses of $1,314,000 and increased  accounts and other receivables, net of $687,000, which was partly offset by lower inventories of $312,000, increased accrued litigation of $335,000 and an increase in other noncurrent liabilities of $216,000. The reduction in accounts payable and accrued expenses primarily relates to the payout of the year end incentive compensation and lower outstanding payables in connection with our Branded Product Program. The increase in accounts and other receivables is primarily due to higher sales of our Branded Product Program and seasonal differences due to our television sales and licensing programs.

Cash provided by investing activities was $3,000,000 in the fiscal 2012 period. We received cash proceeds of $3,050,000 from the redemption of maturing available-for-sale securities and $900,000 from the sale of the Amended MSN Note. On May 4, 2011, Nathan’s originally received a deposit of $450,000 toward the sale of the Amended MSC Note, which was completed on June 29, 2011 for $900,000 in total, in cash. We also received $21,000 in principal payments on the Amended MSC Note received prior to its sale. We incurred capital expenditures of $636,000 primarily in connection with our Branded Product Program and capital maintenance projects at our restaurants. We funded $335,000 of interest into the restricted cash account, as required on a monthly basis throughout the appeal of the SMG damages award.

We utilized cash of $2,573,000 in the fiscal 2012 period for the purchase of 137,249 shares of Company common stock pursuant to the stock repurchase plans, as more fully described below.  We received $8,000 from the proceeds of employee stock option exercises and $15,000 from the expected realization of the associated tax benefit.

During the period from October 2001 through December 25, 2011, Nathan’s purchased a total of 3,892,527 shares of its common stock at a cost of approximately $37,019,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  During the thirty-nine -week period ended December 25, 2011, we repurchased 137,249 shares at a total cost of $2,573,000.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  As of December 25, 2011, the Company has repurchased 392,527 shares at a cost of $6,707,000 under the sixth stock repurchase plan.

On September 10, 2010, Nathan’s entered into a 10b5-1 agreement with Mutual Securities, Inc. (“MSI”) pursuant to which Nathan’s appointed MSI as its broker to repurchase shares of the Company’s common stock commencing September 10, 2010, having a value of up to an aggregate of $4.8 million. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million. This agreement was subsequently amended on August 4, 2011 to extend the termination date from September 19, 2011 to November 15, 2011. The Company, through MSI, had repurchased shares aggregating $4,622,000 pursuant to this 10b5-1 agreement when it expired on November 15, 2011. The agreement was adopted to ensure that the Company’s repurchases would comply with the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of December 25, 2011, an aggregate of 407,473 shares are remaining to be purchased pursuant to the Company’s previously-adopted stock repurchase plans. Nathan’s may make additional purchases of its common stock from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under its stock-repurchase plans, nor is there any assurance that the Company will make any repurchases under its stock-repurchase plans.

On December 1, 2011, Nathan’s Board of Directors authorized the commencement of a modified dutch tender offer to repurchase up to 500,000 shares of its common stock at a price of not less than $20.00 nor greater than $22.00 per share. The tender offer expired on January 12, 2012. Based on the final count by American Stock Transfer & Trust Company, the depositary of the tender, 663,982 shares of common stock were tendered and not withdrawn at or below the final purchase price of $22.00 per share. Pursuant to the terms of the tender offer, Nathan’s has elected to purchase an additional 98,959 shares (within up to 2% of the outstanding shares of its common stock). All of such shares purchased in the tender were purchased at the same price of $22.00 per share.  As such, Nathan’s accepted for purchase an aggregate of 598,959 shares of its common stock, at a purchase price of $22.00 per share, for a total cost of $13,177,098, excluding fees and expenses related to the tender. The results of this tender offer will be reflected in the consolidated financial statements during the thirteen weeks ending March 25, 2012.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at December 25, 2011 aggregating to $15,832,000, and marketable securities of $15,800,000. In January 2012, we reduced these amounts by $13,177,000, prior to expenses, due to the modified dutch tender offer. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. We may continue to return capital to our shareholders through stock repurchases, although there isn't any assurance that the Company will make any repurchases under its stock-repurchase plans. Since March 26, 2007, to date, we have repurchased 2,600,386 shares at a total cost of approximately $43,038,000, reducing the number of shares then-outstanding by 43.2%.

We expect that in the future we will, make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis.

At December 25, 2011, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity at December 25, 2011 (in thousands):

			Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$1,696	$1,096	$400	$200	$-
Purchase Commitment (a)	1,900	1,900	-	-	-
Operating Leases	18,300	1,664	3,390	3,131	10,115
Gross Cash Contractual Obligations	21,896	4,660	3,790	3,331	10,115
Sublease Income	1,895	375	648	319	553
Net Cash Contractual Obligations	$20,001	$4,285	$3,142	$3,012	$9,562

a) At December 25, 2011, Nathan’s had entered into a purchase commitment, as amended, for up to 987,000 pounds of hot dogs as amended at a total cost of $1,900,000.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, since then, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. The market price of hot dogs was approximately 14.0% higher in the fiscal 2012 period than the fiscal 2011 period. This increase is in addition to last years’ increase of approximately 9.9% over the April – December period. During the first nine months of calendar 2011, the cost of beef and beef trimmings rose significantly, well ahead of the historical seasonal fluctuations, exceeding the-then all-time highs reached in the summer of 2008, and remained stubbornly high throughout the summer 2011. Since the summer 2011, the cost of beef and beef trimmings has continued to increase to new all-time highs. For the majority of the fiscal 2012 period, the market prices have been the highest that they have ever been since the inception of our Branded Product Program in 1997. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2012 and fiscal 2013. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants.

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

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. Although we only operate five Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees. Recently, eight states have announced increases to existing minimum wages or plans to increase their minimum wages. In January 2012, New York State Assembly Speaker announced that he hopes to introduce new legislation to increase the minimum wage to $8.00 per hour and tie future increase to the inflation rate. We continue to be concerned over the potential impact of any minimum wage increases on the operations of our Company-owned restaurants and franchisees.

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

Item 3.  Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 25, 2011, Nathan’s cash and cash equivalents aggregated $15,832,000. Earnings on this cash and cash equivalents would increase or decrease by approximately $40,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 25, 2011, the market value of Nathan’s marketable securities aggregated $15,800,000, of which approximately $2,000,000 will mature in the next twelve months. These marketable securities are considered at risk with respect to interest rates to determine their current market value.  Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $40,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at December 25, 2011 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$15,970	$15,955	$15,901	$15,800	$15,715	$15,632	$15,550

Borrowings

At December 25, 2011, we had no outstanding indebtedness. If we borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge any borrowings.

Commodity Cost

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. The market price of hot dogs was approximately 14.0% higher than the fiscal 2011 period. This increase is in addition to last years’ increase of approximately 9.9% over the April – December period. During the first nine months of calendar 2011, the cost of beef and beef trimmings rose significantly, well ahead of the historical seasonal fluctuations, exceeding the-then all-time highs reached in the summer of 2008, and remained stubbornly high throughout the summer 2011. Since the summer 2011, the cost of beef and beef trimmings has continued to increase to new all-time highs. We have attempted to enter into purchase commitments for hot dogs from time to time in order to reduce the impact of increasing market prices. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 25, 2011 would have increased or decreased our cost of sales by approximately $2,805,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended December 25, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is party to a License Agreement with SMG dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged “Nathan’s Famous” frankfurter products at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the “Nathan’s Famous” restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG disputed that a breach occurred and commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company answered SMG’s complaint in Illinois and asserted its own counterclaims which sought, among other things, a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation had been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  On September 17, 2010, SMG filed a motion for summary judgment with respect to the claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  A trial on the claims relating to Nathan’s termination of the License Agreement took place between October 6 and October 13, 2010.  Oral argument on the claims relating to the sale of Nathan’s proprietary seasonings took place prior to the start of the trial.  On October 13, 2010, an order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  At that time, Nathan’s estimated its potential damages to be between $2,914,000 to $6,068,000. Since Nathan’s was unable to determine the amount of damages within that range that the court ultimately awarded to SMG.  Accordingly, Nathan’s originally recorded a charge to earnings before taxes of $2,914,000 in its second fiscal quarter ended December 26, 2010 representing the then minimum estimate of damages.  On December 17, 2010, the Court ruled that Nathan’s was not entitled to terminate the License Agreement.  On January 19, 2011, the parties submitted an agreed upon order which, among other things, assessed damages against Nathan’s of approximately $4,910,000 inclusive of pre-judgment interest.  Accordingly, Nathan’s recorded an additional charge before earnings of $1,996,000 in its third quarter ended December 26, 2010. The final Judgment was entered on February 4, 2011.  On March 4, 2011, Nathan's filed a notice of appeal seeking to appeal the Judgment.  In order to secure the Judgment pending an appeal, on March 31, 2011, Nathan's entered into a Security Agreement with SMG and Blocked Deposit Account Agreement with SMG and Citibank, N.A., as described in Note E.  On April 7, 2011, the Court entered a stipulation and order which granted a stay of enforcement of the Judgment. Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011.  Nathan’s filed a reply brief on November 14, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 26, 2011 October 23, 2011	22,916	$18.9176	22,916	443,378
October 24, 2011 November 20, 2011	35,905	$18.9557	35,905	407,473
November 21, 2011 December 25, 2011	-	-	-	407,473
Total	58,821	$18.9408	58,821	407,473

A) Represents the Company’s fiscal periods during the quarter ended December 25, 2011.

During the period from October 2001 through December 25, 2011, Nathan’s purchased a total of 3,892,527 shares of its common stock at a cost of approximately $37,019,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.  During the thirty-nine -week period ended December 25, 2011 we repurchased 137,249 shares at a total cost of $2,573,000.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  As of December 25, 2011, the Company has repurchased 392,527 shares at a cost of $6,707,000 under the sixth stock repurchase plan.

On September 10, 2010, Nathan’s entered into a 10b5-1 agreement with Mutual Securities, Inc. (“MSI”) pursuant to which Nathan’s appointed MSI as its broker to repurchase shares of the Company’s common stock commencing September 10, 2010, having a value of up to an aggregate of $4.8 million. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million. This agreement was subsequently amended on August 4, 2011 to extend the termination date from September 19, 2011 to November 15, 2011. The Company, through MSI, had repurchased shares aggregating $4,622,000 pursuant to this 10b5-1 agreement when it expired on November 15, 2011. The agreement was adopted to ensure that the Company’s repurchases would comply with the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of December 25, 2011, an aggregate of 407,473 shares are remaining to be purchased pursuant to the Company’s previously-adopted stock repurchase plans. Nathan’s may make additional purchases of its common stock from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under its stock-repurchase plans, nor is there any assurance that the Company will make any repurchases under its stock-repurchase plans.

On December 1, 2011, Nathan’s Board of Directors authorized the commencement of a modified dutch tender offer to repurchase up to 500,000 shares of its common stock at a price of not less than $20.00 nor greater than $22.00 per share. The repurchases under the modified dutch tender offer are separate and apart from the previously authorized stock repurchase plans. The tender offer expired on January 12, 2012. Based on the final count by American Stock Transfer & Trust Company, the depositary of the tender, 663,982 shares of common stock were tendered and not withdrawn at or below the final purchase price of $22.00 per share. Pursuant to the terms of the tender offer, Nathan’s has elected to purchase an additional 98,959 shares (within up to 2% of the outstanding shares of its common stock). All of such shares purchased in the tender were purchased at the same price of $22.00 per share.  As such, Nathan’s accepted for purchase an aggregate of 598,959 shares of its common stock, at a purchase price of $22.00 per share, for a total cost of $13,177,098, excluding fees and expenses related to the tender. The results of this tender offer will be reflected in the consolidated financial statements during the thirteen weeks ending March 25, 2012.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by referenceto Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement onForm S-1 No. 33-56976.)

4.2
Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American StockTransfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

4.3
Third Amended and Restated Rights Agreement dated as of December 10, 1999 between Nathan’sFamous, Inc. and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Registration Statement on Form 8-A/A dated December 10, 1999.)

4.4
Amendment No. 1 to Third Amended and Restated Rights Agreement dated as of June 15, 2005 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company.  (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 15, 2005.)

4.5
Amendment No. 2 to Third Amended and Restated Rights Agreement dated as of June 4, 2008 betweenNathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 6, 2008.)

4.6
Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American StockTransfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**XBRL Instance Document.

101.SCH	** XBRL Taxonomy Extension Schema Document.

101.CAL	** XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	** XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	** XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	** XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 3, 2012	By:	/s/ Eric Gatoff
Eric Gatoff Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2012	By:	/s/ Ronald G. DeVos
Ronald G. DeVos Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by referenceto Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement onForm S-1 No. 33-56976.)

4.2
Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American StockTransfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

4.3
Third Amended and Restated Rights Agreement dated as of December 10, 1999 between Nathan’sFamous, Inc. and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 2 to Registration Statement on Form 8-A/A dated December 10, 1999.)

4.4
Amendment No. 1 to Third Amended and Restated Rights Agreement dated as of June 15, 2005 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company.  (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 15, 2005.)

4.5
Amendment No. 2 to Third Amended and Restated Rights Agreement dated as of June 4, 2008 betweenNathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.1 to Current Report filed on Form 8-K dated June 6, 2008.)

4.6
Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American StockTransfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**XBRL Instance Document.

101.SCH	** XBRL Taxonomy Extension Schema Document.

101.CAL	** XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	** XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	** XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	** XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.