Form 10-K
period 2012-03-25
NATHANS FAMOUS INC
filed 2012-06-07
CIK 69733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 25, 2012
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes __   No X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __  No X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No __

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __     No X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 23, 2011 - was approximately $71,659,000.

As of June 1, 2012, there were outstanding 4,363,777 shares of Common Stock, par value $.01 per share.

     DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather, legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including our ability to enter into a new supply agreement for hot dogs and the terms thereof; the ability to continue to attract franchisees; no material increases in the minimum wage; our ability to attract competent restaurant and managerial personnel; and the future effects of bovine spongiform encephalopathy, BSE;  as well as those risks discussed from time to time in this Form 10-K annual report for the year ended March 25, 2012, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Item 1.         Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treacher’s Corp., owner of the Arthur Treacher’s brand since February 28, 2006.

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. The Company considers itself to be in the foodservice industry, and has pursued co-branding and co-hosting initiatives; accordingly, management has evaluated the Company as a single reporting unit. Our major channels of distribution are as follows:

•
Operating and franchising quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, and a variety of other menu offerings, which operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant which opened in 1916.

•
Our Franchise program, including the Branded Menu Program.  The Branded Menu Program enables qualified foodservice operators to offer a menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings and other Nathan’s Famous menu offerings.

•
The Branded Product Program which allows foodservice operators to prepare and sell Nathan’s World Famous Beef Hot Dogs and certain other proprietary products outside of the realm of a traditional franchise relationship while making limited use of the Nathan’s Famous trademark.

•
A licensing program, which authorizes various third parties to manufacture, market and distribute various bulk and packaged products bearing the Nathan’s Famous trademarks to food service customers as well as retail customers through supermarkets, club stores and other grocery-type outlets.

We also own, through our subsidiary NF Treachers Corp., the Arthur Treacher’s brand and trademarks. We use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. Beginning in fiscal 2013, we will seek to market an Arthur Treacher’s Branded Menu Program to qualified foodservice operators.

In recent years, our primary focus has been to expand the market penetration of the Nathan’s Famous brand.  Specifically, we have sought to increase the number of points of brand representation and product sales throughout our various channels of distribution.  In this regard, we have concentrated our efforts on:

•	expanding the number of foodservice locations participating in the Nathan’s Famous Branded Product Program;

•
expanding the number of domestic franchised Nathan’s Famous restaurant units through the opening of new and innovative types of locations, such as through the Branded Menu Program, as well as the development of an international franchising program;

•	expanding our licensing programs for packaged Nathan’s Famous products through new product introductions and geographic expansion; and

•	operating our existing Company-owned restaurants.

As a result of our efforts to expand the Nathan’s Famous brand, as of March 25, 2012:

•	our Nathan’s Famous restaurant system consisted of 299 franchised units and five Company-owned units (including one seasonal unit) located in 27 states and eight foreign countries;

•
our Nathan’s Famous Branded Product Program distributes our Nathan’s World Famous Beef Hot Dogs throughout 50 states, the District of Columbia, Puerto Rico, Canada, Guam, the US Virgin Islands and Kuwait; and

•	Nathan’s Famous packaged hot dogs and other products were offered for sale within approximately 32,000 supermarkets and club stores in 43 states.

Our revenues are generated primarily from sales of products sold through our Branded Product Program and within our Company-owned restaurants, as well as from the royalties, fees and other sums we earn from our franchising and licensing activities.

We plan to continue expanding the scope and market penetration of our Branded Product and Branded Menu Programs, further develop the restaurant operations of existing Nathan’s Famous franchised and Company-owned outlets, open new Nathan’s Famous franchised outlets in traditional or captive market environments and expand the Nathan’s Famous retail licensing programs. We may also selectively consider opening new Company-owned restaurants.  During fiscal 2012 we opened 10 new units internationally, including our first two franchise locations in both Canada and Jamaica. We also opened two locations in China, Kuwait and the Dominican Republic. We have executed Letters of Intent for the development of Nathan’s restaurants in Turkey and Mexico for which we have received non-refundable deposits.  We plan to further seek to develop an expanded international presence through the use of franchising and distribution agreements based upon individual or combined use of our business alternatives.

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

Restaurant Operations

Currently, our restaurant operations are comprised solely of Nathan’s Famous restaurants, which have been co-branded with Arthur Treacher’s and Kenny Rogers Roasters menu items in 57 and 42 units, respectively.

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

Arthur Treacher’s Fish-n-Chips Concept and Menu

Arthur Treacher’s Fish-n-Chips, Inc. was originally founded in 1969. Arthur Treacher’s main product is its “Original Fish-n-Chips,” consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal “hush puppies.” The full menu restaurants emphasize the preparation and sale of batter-dipped fried seafood and chicken dishes served in a quick-service environment. Other Arthur Treacher’s products that may be offered in full menu restaurants include chicken, shrimp, clams and an assortment of other seafood combination dishes.  The full menu restaurants operate a sit-down style, quick serve operation under a uniform business format consisting of methods, procedures, building designs, décor, color schemes and trade dress. The restaurant format also utilizes certain service marks, logos, copyrights and commercial symbols.  Currently, Arthur Treacher’s products are served within 57 Nathan’s Famous restaurants, whereby the menu generally consists of fish fillets, shrimp, clams and hush puppies. The Arthur Treacher’s brand is generally represented in these restaurants by the use of limited trade dress, certain service marks, logos, copyrights and commercial symbols.

Kenny Rogers Roasters

In connection with our sale on April 23, 2008, of NF Roasters Corp., the franchisor of the Kenny Rogers restaurant system, we retained the right to continue using the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the then-existing Nathan’s Famous and Miami Subs restaurants, where the Kenny Rogers products had already been introduced.

Miami Subs

In connection with our sale of Miami Subs Corporation effective as of May 31, 2007, Miami Subs retained the right to continue offering the Nathan’s, Kenny Rogers Roasters and Arthur Treacher’s signature products within its restaurant system.

Franchise Operations

At March 25, 2012, our Nathan’s Famous franchise system, including our Branded Menu Program, consisted of 299 units operating in 27 states and eight foreign countries.

Our franchise system includes among its 149 franchisees such well-known companies as HMS Host, Compass Group USA, Inc., ARAMARK Leisure Services, Inc., Delaware North, Areas USA FLTP, LLC, Culinart, Rave Theaters, National Amusements, Hershey Entertainment and Six Flags Theme Parks. We continue to seek to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During our fiscal year ended March 25, 2012, no single franchisee accounted for over 10% of our consolidated revenue. At March 25, 2012, HMS Host operated 22 franchised outlets, including six units at airports, 13 units within highway travel plazas and three units within malls. Additionally, at March 25, 2012, HMS Host operated 40 locations featuring Nathan’s products pursuant to our Branded Product Program. At March 25, 2012, there were also 48 Brusters Real Ice Cream and 36 Kmart locations selling Nathan’s products under our Branded Menu Program.

Nathan’s Standard Franchise Program

Franchisees are required to execute a standard franchise agreement prior to opening each Nathan’s Famous unit. Our current standard Nathan’s Famous franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 5.5% of restaurant sales and the expenditure of up to 2.0% of restaurant sales on advertising.  We may offer alternatives to the standard franchise agreement, having to do with franchise royalties, fees or advertising requirements. The initial term of the typical franchise agreement is 20 years, with a 15-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service.  All standards and specifications are developed by us to be applied on a system-wide basis.  We regularly monitor franchisee operations and inspect restaurants.  Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement.  We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are being followed.  We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During fiscal 2012, franchisees opened 57 new Nathan’s Famous franchised units in the United States (including 43 Branded Menu Program units), 10 units internationally and no franchise agreements were terminated for non-compliance.

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

As of March 25, 2012, the Branded Menu Program was comprised of 121 outlets.  In fiscal 2008, Brusters Real Ice Cream, a premium ice cream franchisor headquartered in Western Pennsylvania with approximately 200 company-owned and franchised ice cream shops located largely in the southeast United States, adopted the Nathan’s Famous Branded Menu Program.  Beginning in fiscal 2012, Sears Holdings Corp. began to add Nathan’s Branded Menu operations into their foodservice operations within Kmart. At March 25, 2012, Brusters Real Ice Cream shops and Kmart operated 48 and 36 Nathan’s Famous Branded Menu operations, respectively.  During fiscal 2012, we opened 43 Branded Menu locations and anticipate further expanding this program during fiscal 2012

Arthur Treacher’s

When we acquired Miami Subs in fiscal 2000, the co-branding agreement with the franchisor of the Arthur Treacher’s Fish N Chips restaurant system (the “AT Co-Branding Agreement”) was amended to allow the inclusion of a limited number of Arthur Treacher’s menu items within Nathan’s Famous restaurants.  Nathan’s believes its co-branding efforts with the Arthur Treacher’s concept have been successful.

To enable us to further benefit from the use of the Arthur Treacher’s brand, we acquired all trademarks and other intellectual property relating to the Arthur Treacher’s brand from PAT Franchise Systems, Inc. (“PFSI”) on February 28, 2006 and terminated the AT Co-Branding Agreement.  Simultaneously, we granted back to PFSI a limited license to use the Arthur Treacher’s intellectual property solely for the purposes of:  (a) PFSI continuing to permit the operation of its then-existing Arthur Treacher’s franchised restaurant system (which PFSI informed us consisted of approximately 60 restaurants); and (b) PFSI granting rights to third parties who wish to develop new traditional Arthur Treacher’s quick-service restaurants in Indiana, Maryland, Michigan, Ohio, Pennsylvania, Virginia, Washington D.C. and areas of Northern New York State (collectively, the “PFSI Markets”). Due to non-compliance with PFSI’s development schedule, the ability to grant development rights to third parties in the States of Maryland, and Virginia, Washington D.C. and Northern New York State reverted back to Nathan’s. We retained certain rights to sell franchises for the operation of Arthur Treacher’s restaurants in certain circumstances within the geographic scope of the PFSI Markets.

We are the sole owner of all rights to the Arthur Treacher’s brand and the exclusive franchisor of the Arthur Treacher’s restaurant system (subject to the limited license granted back to PFSI for the PFSI Markets).  Accordingly, we have no ongoing obligation to pay fees or royalties to PFSI in connection with our use of the Arthur Treacher’s intellectual property.  Similarly, PFSI has no obligation to pay fees or royalties to us in connection with its use of the Arthur Treacher’s intellectual property within the PFSI Markets.

As of March 25, 2012, there were Arthur Treacher’s co-branded operations included within 57 Nathan’s Famous restaurants.  Currently, our primary intention is to continue including co-branded Arthur Treacher’s operations within our Nathan’s Famous restaurants and exploring alternative distribution channels for Arthur Treacher’s products.  Additionally, we may explore in the future a franchising program focused on the expansion of traditional, full-menu Arthur Treacher’s restaurants outside of the PFSI Markets.  During fiscal 2012, the Branded Menu Program was extended on an opportunistic basis to include certain Arthur Treacher’s products. Beginning in fiscal 2013, we will seek to market an Arthur Treacher’s Branded Menu Program to qualified foodservice operators.

Company-owned Nathan’s Restaurant Operations

As of March 25, 2012, we operated five Company-owned Nathan’s units, including one seasonal location, in New York.  Four of our Company-owned restaurants range in size from approximately 2,500 square feet to 10,000 square feet, are all free-standing buildings and have seating to accommodate between 60 and 350 customers.  These restaurants are open seven days a week on a year-round basis and are designed to appeal to all ages of consumers.  We have relocated our seasonal restaurant to a more prominent location on the Coney Island Boardwalk which opened March 30, 2012. We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards.

Three of our Company-owned restaurants have contemporary service areas, seating, signage, and general decor.  Our Coney Island restaurant, which was first opened in 1916, remains unique in its presentation and operations.

We are currently negotiating a new lease with our landlord for the Yonkers, New York, restaurant, pursuant to which, a new restaurant will be built at the leased location. We expect that the existing Yonkers restaurant will close during fiscal 2013 to enable this new construction.

Our Company-owned restaurants typically carry a broader selection of menu items than our newer franchise restaurants and generally attain sales levels higher than the average of our newer franchise restaurants.  The items offered at the Company-owned restaurants, other than the core menu, tend to have lower margins than the core menu.  To duplicate these older units would require significantly higher levels of initial investment than current franchise restaurants and may operate at a lower sales/investment ratio.  Consequently, we do not intend to replicate these older designs in any future Company-owned restaurants.

International Development

As of March 25, 2012, Nathan’s Famous franchisees operated 30 units in eight foreign countries, having significant operations within Kuwait. During the current fiscal year, our international franchising program included opening 10 Nathan’s Famous franchised restaurants in China, Kuwait, Canada, Jamaica and the Dominican Republic.

During fiscal 2010, we entered into Master Agreements for development of Nathan’s restaurants within the cities of Beijing and Tianjin in China and throughout Canada; pursuant to the agreements, the first four franchised locations opened in Beijing, China during fiscal 2011 and 2012. In fiscal 2012, we also opened two franchised locations in Alberta, Canada. The China and Canada Master Agreements provide for the development of Nathan’s restaurants to be owned and operated by the developer, with each agreement providing the developer with the right to sub-franchise the development of Nathan’s units to qualified third parties.  Additionally, the Canadian developer also entered into a Distribution Agreement with us for the development of a Branded Product Program and retail distribution rights in Canada. During fiscal 2011, we entered into a Master Agreement with Sub Franchise Rights, Retail Distribution Agreement and Branded Product Program Distribution Agreement for the development of Nathan’s restaurants in the Dominican Republic. As of March 25, 2012, we have opened five (5) restaurants in the Dominican Republic pursuant to this agreement and expect the sixth location to open in July 2012. We have executed Letters of Intent for the development of Nathan’s restaurants in Turkey and Mexico for which we have received non-refundable deposits. Each Master Agreement requires the payment of a master development fee to Nathan’s in addition to ongoing opening fees and royalties. We may continue to grant exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, and we expect to require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally through the use of master franchising agreements based upon individual or combined use of our existing restaurant concepts and for the distribution of Nathan’s products.

Following is a summary of our international operations for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010: See Item 1A-”Risk Factors.”

	March 25, 2012	March 27, 2011	March 28, 2010
Total revenue	$1,688,000	$1,431,000	$1,129,000
Gross profit (a)	$726,000	$468,000	$439,000
Total Assets	-	-	-

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 25, 2012 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Alabama	-	3	3
Arizona	-	3	3
Arkansas	-	2	2
California	-	8	8
Connecticut	-	8	8
Delaware	-	1	1
Florida	-	25	25
Georgia	-	24	24
Kentucky	-	5	5
Maryland	-	3	3
Massachusetts	-	9	9
Michigan	-	2	2
Mississippi	-	2	2
Nevada	-	11	11
New Hampshire	-	1	1
New Jersey	-	40	40
New Mexico	-	2	2
New York	5	66	71
North Carolina	-	4	4
Ohio	-	11	11
Pennsylvania	-	17	17
Rhode Island	-	2	2
South Carolina	-	7	7
Tennessee	-	2	2
Texas	-	2	2
Vermont	-	1	1
Virginia	-	8	8
Domestic Subtotal	5	269	274

International Locations
Afghanistan	-	1	1
Canada	-	2	2
Cayman Islands	-	1	1
China	-	4	4
Dominican Republic	-	5	5
Egypt	-	1	1
Jamaica	-	2	2
Kuwait	-	14	14
International Subtotal	-	30	30
Grand Total	5	299	304

(1)	Amounts include 121 units operated pursuant to our Branded Menu Program. Units operating pursuant to our Branded Product Program are excluded.

Branded Product Program

The Branded Product Program (“BPP”) was launched during fiscal 1998.  The program was expressly created to provide a new vehicle for the sale of Nathan’s World Famous Beef Hot Dogs and other proprietary items.  Through this program, Nathan’s provides qualified foodservice operators in a variety of venues the opportunity to capitalize on Nathan’s valued brand by marketing and selling certain Nathan’s Famous signature products. We believe that the program is unique in its flexibility and broad appeal.  Hot dogs are offered in a variety of sizes and even come packaged with buns for vending machine use.  In conjunction with the program, the operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s point of purchase materials. We earn income by selling our products either directly to the end users or to various foodservice distributors who provide the products to retailers.

As of March 25, 2012, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, Canada and Kuwait.During fiscal 2012, the number of locations offering Nathan’s branded products continued to expand.  Today, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s and Cheesecake Factory, national movie theater chains such as Regal Entertainment, National Amusements and Rave Theaters, national retail chains such as Kmart, casino hotels such as Foxwoods Casino in Connecticut and Turning Stone Casino in upstate New York and convenience store chains such as Sunoco and Race Trac.  The Branded Products Program also continued its representation in professional sports arenas with Nathan’s World Famous Beef Hot Dogs now being served in stadiums and arenas that host the New York Yankees, New York Mets, New York Islanders, Brooklyn Nets, Boston Celtics, Boston Bruins, Dallas Cowboys, Carolina Panthers and Charlotte Bobcats.  Additionally, our products are offered in numerous other foodservice operations including cafeterias, snack bars and vending machines located in many different types of outlets and venues, including airports, highway travel plazas, colleges and universities, military installations and Veteran’s Administration hospitals throughout the country.

Nathan’s expects to continue to seek out and evaluate a variety of alternative means designed to maximize the value of our Branded Product Program.

Expansion Program

We expect to continue the growth of our Branded Product Program through the addition of new points of sale.  We intend to keep targeting sales to a broad line of food distributors, which we believe compliments our continuing focus on sales to various retail chains. We continue to believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

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

Beginning in fiscal 2005, Nathan’s World Famous Beef Hot Dogs have been marketed for sale throughout the year on the QVC television network. Sales and profits from sales on QVC peaked during our fiscal 2007 and 2008 periods principally as a result of the emphasis of well-timed special sales promotions solely dedicated to Nathan’s products. Since then, QVC has been reducing its emphasis on these types of food airings and Nathan’s has not had the same number of exclusive opportunities. Instead our products have been featured in conjunction with other non-Nathan’s products on days with food airings. As a result of this de-emphasis, Nathan’s sales and profits have continued to decline and Nathan’s provided QVC notice that we would not renew our agreement effective March 12, 2012.

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

At March 25, 2012, the Arthur Treacher’s brand was being sold within 57 Nathan’s restaurants and the Kenny Rogers Roasters brand was being sold within 42 Nathan’s restaurants. Notwithstanding our sale of the Kenny Rogers franchisor in April 2008, we have the right to continue to sell Kenny Rogers products in our then-existing Nathan’s locations and to receive the revenue from those sales.  Consequently, we intend to continue co-branding with Kenny Rogers products within those Nathan’s Famous locations.

We believe that our diverse brand offerings complement each other, which has enabled us to market franchises of co-branded units and continue co-branding within our franchised units. We also believe that our various restaurants’ products provide us with strong lunch and dinner day-parts.

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

Licensing Program

We license SMG, Inc. and its affiliates (collectively, “SMG”) to produce packaged hot dogs and other beef products according to Nathan’s proprietary recipes and spice formulations, and to use “Nathan’s Famous” and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, club stores and grocery stores.  The supply/license agreement with SMG (the “License Agreement”) provides for royalties ranging between 3% and 5% of sales.  The percentage varies based on sales volume, with escalating annual minimum royalties.  Nathan's earned royalties of approximately $4,503,000 in fiscal 2012 and $3,907,000 in fiscal 2011 which exceeded the contractual minimums established under the License Agreement.  As of March 25, 2012, packaged Nathan’s World Famous Beef Hot Dogs were being sold in approximately 32,000 supermarkets and mass merchandisers including Costco, Wal-Mart, Sam’s Clubs, Target and BJ’s located in 43 states.  We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage.  Royalties earned from this agreement were approximately 59.4% of our fiscal 2012 license revenues.  The License Agreement is scheduled to expire in 2014.  While we believe that we will be able to enter into a new supply agreement with either SMG or another vendor on terms more favorable than our existing agreement, the extent of which is not certain at the present time, there can be no assurance as to whether we will in fact be able to enter into a new agreement, or to the extent that we enter into a new agreement, that the terms of the supply agreement will in fact be more favorable than the License Agreement. (See Item 1A - “Risk Factors -- Our agreement with SMG is scheduled to expire on February 28, 2014. We are evaluating a variety of alternative companies to potentially replace SMG. The risks associated with a change of our primary supplier have the potential to impact the operations and profitability of our Licensing, BPP and Restaurant businesses as well as Nathan’s reputation” and Item 3 - “Legal Proceedings.”)

We license the manufacture and sale of hot dogs by John Morrell & Co. for foodservice. During fiscal 2012 and 2011, we earned $1,534,000 and $1,465,000 respectively, under this agreement. During fiscal 2009, Nathan’s World Famous Beef Hot Dogs were introduced into over 500 Sam’s Club store foodservice cafes located throughout the United States.  The majority of royalties were earned from this account.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties. During fiscal 2012 and 2011, we earned $688,000 and $622,000, respectively. We also maintain a relationship with Newly Weds Foods, Inc. as a secondary source of supply although they did not supply any spices during fiscal 2012.

During fiscal 2012, our licensee ConAgra Foods Lamb Weston, Inc. continued to produce and distribute Nathan’s Famous frozen French fries, onion rings and potato pancakes for retail sale pursuant to a license agreement. These products were distributed within 27 states and Washington DC, primarily on the East Coast and in the Mid-West and California during fiscal 2012. During fiscal 2012 and 2011, we earned our minimum royalties of $270,000 and $245,000, respectively, under this agreement. ConAgra Foods Lamb Weston, Inc. continues to seek to further expand its market penetration in the Eastern United States and in the Mid-West. ConAgra Foods Lamb Weston, Inc. previously exercised its first option to extend the license agreement through July 2013, pursuant to which the minimum royalties will increase 10% annually.

During fiscal 2012, we continued to license the right to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores.  Royalties earned under this agreement were approximately $301,000 during fiscal 2012 and $221,000 during fiscal 2011.

During fiscal 2012, certain products were also distributed under various other licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” or “Arthur Treacher’s” name for the manufacture and sale of various products including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis.  Commencing in fiscal 2012, we entered into a new license agreement with Inventure Foods, Inc. for the manufacture of Nathan’s potato chips and three other salty snack products, and effective January 1, 2011, renegotiated the products and terms of our agreement with Gold Pure Food Products Co.  During fiscal 2011, the license agreement for the sale of hot dog rolls at retail was terminated by mutual agreement.  Fees and royalties earned from all of these products were approximately $290,000 during fiscal 2012 and $252,000 during fiscal 2011.

Provisions and Supplies

Our proprietary hot dogs for sale by our restaurant system, Branded Product Program and at retail are produced primarily by SMG in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s World Famous Beef Hot Dogs are also manufactured by John Morrell & Co. in connection with sales pursuant to our Branded Product Program. Shanghai Husi Food Co., Ltd. is the sole manufacturer of our hot dogs sold in China. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors.”)  Saratoga Specialties has continued to produce Nathan’s proprietary spice formulations and we have, in the past, also engaged Newly Weds Foods, Inc. as an alternative source of supply.  Our frozen crinkle-cut French fries have been produced exclusively by ConAgra Foods Lamb Weston, Inc.  Beginning in fiscal 2013, we will commence a relationship with McCain Foods USA as a secondary source of supply of our frozen French fries for our restaurant system.  Most other Company provisions are purchased from multiple sources to prevent disruption in supply and to obtain competitive prices.  We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high quality items at competitive prices.

We utilize a unified source for the distribution needs of our restaurant system pursuant to a national food distribution contract with US Foodservice, Inc. Effective August 1, 2010, we entered into a new agreement with US Foodservice, Inc.  This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement not only ensures availability of product but is more efficient and cost-effective than having multiple distributors for our restaurant system. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation Vistar / VSA, McLane and Performance Foodservice.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, the Branded Menu Program, within supermarkets and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we have further penetrated the markets that we serve and have also entered new markets. We also derive further brand recognition from the Nathan’s Famous Hot Dog Eating Contests.  Last year, we hosted 13 regional contests including our first international contest held in Beijing China, and a variety of high profile locations such as Trump Plaza, Atlantic City, NJ, New York New York Hotel and Casino, Las Vegas, NV, and Citifield, Queens, NY, as well as within the cities of Charlotte, NC, Tempe, AZ, Pittsburgh, PA, Cleveland, OH, and Boston, MA. These regional contests culminate on July 4th each year as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” In 2011, we introduced our first-ever women’s-only Hot Dog Eating Contest which included the top finishing female competitor from each qualifying regional contest. The regional contests typically garner significant amounts of local publicity and the national championship contest that is held on July 4th each year generates significant nationwide publicity. The national championship contest has been broadcast live on ESPN since 2004.

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

•
Professional Hockey and Basketball: Nassau Coliseum-New York Islanders, TD Bank North Arena-Boston Celtics and Boston Bruins, Time Warner Cable Arena-Charlotte Bobcats and the New Barclays Center - Brooklyn Nets; and

•	Professional Football: Cowboys Stadium – Dallas Cowboys

In addition to marketing our products at these venues, the Nathan’s Famous brand has also been televised regionally, nationally and internationally.

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.0% of restaurant sales for advertising and promotion.  Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund must be expended on local programs approved by us as to form, content and method of dissemination. Certain franchisees, including those operating pursuant to our Branded Menu Program are not obligated to contribute to the advertising fund.

Throughout fiscal 2012, Nathan’s primary restaurant marketing emphasis continued to be focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.”  We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

Beginning in fiscal 2010, Nathan’s focused its marketing efforts through the use of free-standing inserts with coupons in Sunday newspapers.  Nathan’s continued to emphasize the use of free-standing inserts in fiscal 2011 and fiscal 2012.  Nathan’s plans to continue these efforts during fiscal 2013.  We have already offered the April 2012, free-standing inserts and plan to offer them again in October 2012.  We plan to supplement the fiscal 2012 marketing activities with a radio flight in June 2012 and use of localized newsprint campaign in August 2012. These media campaigns are expected to reach more than eight million homes per month in the area surrounding more than 100 Nathan’s company-owned and franchised restaurants.  These programs usually feature heavily discounted offers that are designed to attract customers to our restaurants. We monitor the results of these campaigns and may add additional campaigns in the future.

The objective of our Branded Product Program has historically been to provide our foodservice operator customers with value-added, high quality products supported with high quality and attractive point of sale materials and other forms of operational support.

During fiscal 2012, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national, regional and local distributor trade shows. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests.

Most of the sales of new restaurant franchises to franchisees are achieved through the direct effort of Company personnel. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2013, we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs.

We believe that the Company’s overall sales and exposure have also been complemented by the sales of Nathan’s World Famous Beef Hot Dogs and other Nathan’s products through the publicity generated by our Hot Dog Eating Contests and our affiliation with a number of high profile sports arenas.

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

We are also subject to the requirement that our restaurants post certain calorie content information for standard menu items, pursuant to Section 4205 of the Patient Protection and Affordable Care Act of 2010. Some of our restaurants are subject to similar requirements that are imposed by certain localities around the country. Recently, New York City indicated that it would restrict the sale of sugared beverages larger than 16 ounces.

Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  At March 25, 2012, we offered beer or wine coolers for sale in two of our existing Company-owned restaurants. Each of these restaurants has current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

We may be subject in certain states to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance and have never been named as a defendant in a lawsuit involving “dram-shop” statutes.

The Sarbanes-Oxley Act of 2002 and rules promulgated thereunder by the SEC and the Nasdaq Stock Market have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures.  Nathan’s first became subject to Section 404 of the Sarbanes-Oxley Act of 2002 beginning with our fiscal year ended March 30, 2008. We are committed to industry best practices in these areas.

We believe that we operate in substantial compliance with applicable laws and regulations governing our operations, including the FTC Rule and state franchise laws.

Employees

At March 25, 2012, we had 219 employees, 40 of whom were corporate management and administrative employees, 25 of whom were restaurant managers and 154 of whom were hourly full-time and part-time foodservice employees.  We may also employ approximately 100 – 125 seasonal employees during the summer months. Foodservice employees at four Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires in June 2014. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 39 years.

We provide a training program for managers and assistant managers of our new Company-owned and franchised restaurants.  Hourly food workers are trained on site by managers and crew trainers following Company practices and procedures outlined in our operating manuals.

Trademarks

We hold trademark and/or service mark registrations for NATHAN’S, NATHAN’S FAMOUS, NATHAN’S FAMOUS and design, NATHAN’S and Coney Island design, SINCE 1916 NATHAN’S FAMOUS and design, and THE ORIGINAL SINCE 1916 NATHAN’S FAMOUS and design within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in more than 60 international jurisdictions, including Canada and China.  We also hold various related marks, FRANKSTERS, FROM A HOT DOG TO AN INTERNATIONAL HABIT, MORE THAN JUST THE BEST HOT DOG! and design, and Mr. Frankie design, for restaurant services and some food items.  We have a pending application in the U.S. for the mark IT’S OUR FOOD THAT MAKES US FAMOUS.

We hold trademark and/or service mark registrations for the marks ARTHUR TREACHER’S (stylized), ARTHUR TREACHER’S FISH & CHIPS (stylized), KRUNCH PUP and ORIGINAL within the United States.  We hold service mark registrations for ARTHUR TREACHER’S in China and Japan. We also hold service mark registrations for ARTHUR TREACHER’S FISH & CHIPS in Canada and ARTHUR TREACHER’S FISH & CHIPS and design in Kuwait and the United Arab Emirates. We have a pending service mark application for ARTHUR TREACHER’S FISH & CHIPS and design in Canada.

Our trademark and service mark registrations were granted and expire on various dates. We believe that these trademarks and service marks provide significant value to us and are an important factor in the marketing of our products and services.  We believe that we do not infringe on the trademarks or other intellectual property rights of any third parties.  We also have licenses to use the Kenny Rogers trademarks and service marks in the then-existing Nathan’s restaurants existing on April 2, 2008.

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

Our agreement with SMG is scheduled to expire on February 28, 2014. We are evaluating a variety of alternative companies to potentially replace SMG. The risks associated with a change of our primary supplier have the potential to impact the operations and profitability of our Licensing, Branded Product Program (“BPP”) and Restaurant businesses as well as Nathan’s reputation.

Our agreement with SMG is scheduled to expire on February 28, 2014 irrespective of the outcome of litigation with SMG.  We are evaluating a variety of alternative companies to potentially replace SMG as our primary supplier / licensee. The risks associated with a change of our primary supplier / licensee could materially impact the operations and profitability of our Licensing, BPP and Restaurant businesses as well as Nathan’s overall brand reputation.  While we believe that we will be able to enter into a new supply agreement with either SMG or another vendor on terms more favorable than our existing agreement, the extent of which is not certain at the present time, there can be no assurance as to whether we will in fact be able to enter into a new agreement, or to the extent that we enter into a new agreement, that the terms of the supply agreement will in fact be more favorable than the License Agreement.  In addition, in the event that Nathan’s decides to change its primary supplier / licensee, the new supplier / licensee will have to be capable of producing the necessary volume of product to sustain Nathan’s business at the same or higher quality and consistency that is expected by our customers, and also be able to implement an orderly transition of the business.  The failure to provide the same or higher quality and consistency and/or implement an orderly transition of the business could adversely affect our results of operations.

The loss of one or more of our key suppliers could lead to supply disruptions, increased costs and lower operating results.

The Company relies on one supplier for the majority of its hot dogs and another supplier for a majority of its supply of frozen French fries.  An interruption in the supply of product from either one of these suppliers without the Company obtaining an alternative source of supply on comparable terms could lead to supply disruptions, increased costs and lower operating results.

The Company is currently engaged in litigation with its primary supplier, SMG, of hot dogs for each of the Company’s major lines of business. The Company was seeking the right to terminate its License Agreement with the supplier prior to the scheduled expiration date of the License Agreement in February 2014. However, on October 13, 2010, the court presiding over that litigation granted the supplier’s motion for summary judgment with respect to the supplier’s claims relating to the sale to it of Nathan’s proprietary seasonings and on December 17, 2010, the court determined that the Company was not entitled to terminate its License Agreement with such supplier.  Subsequently, on January 19, 2011, the parties submitted an agreed-upon order which, among other things, assessed damages against Nathan’s for the seasonings claims of approximately $4,910,000, inclusive of pre-judgment interest (the “Judgment”), Nathan’s has determined to appeal both the court’s finding with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG and the amount of the Judgment.

Although the Company expects that, during the time that it is appealing the court’s decision, the hot dog supplier will continue to perform its obligation under the License Agreement until its scheduled expiration in 2014, there is no assurance that the supplier will do so.  In addition, in the event that the Company’s appeal is successful, the Company would be entitled to terminate the License Agreement.  In anticipation of such termination, the Company has been seeking one or more alternative sources of supply to commence immediately following the termination of the License Agreement (or sooner if necessary); however, the termination of the License Agreement, which represents approximately 59% of our fiscal 2012 licensing revenue, presents a number of risks to the Company and its operations.

It is possible that if the Company enters into a new hot dog supply agreement with another vendor, the terms of such agreement may be more favorable to the Company than its existing supply agreement.  However, in the event that the hot dog supplier breaches its contractual obligations under the License Agreement by failing or refusing to manufacture and supply hot dogs for the Company’s restaurant and Branded Product Program operations or to manufacture, distribute, market and sell Nathan’s Famous hot dogs to the retail trade, if the Company is successful in its appeal of the court’s orders and terminates the License Agreement, or if the supplier is otherwise unable to manufacture and supply hot dogs to the Company, there is no assurance that the Company could secure an alternate source of supply in a timely manner or on terms as advantageous to the Company as those with the current supplier.

Additionally, a majority of the frozen crinkle-cut French fries sold through Nathan’s franchised restaurants have been obtained from one supplier. Beginning in fiscal 2013, we will commence a relationship with McCain Foods USA as a secondary source of supply of our frozen French fries for our restaurant system.  In the event that the French fry suppliers are unable to fulfill Nathan’s requirements for any reason, including due to a significant interruption in its manufacturing operations, whether as a result of a natural disaster or for other reasons, such interruption could significantly impair the Company’s ability to operate its business on a day-to-day basis.

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

A significant amount of our licensing and BPP revenue is from a small number of licensees and BPP accounts. The loss of any one or more of those licensees or BPP accounts could harm our profitability and operating results.

One of our licensees accounted for approximately 20% of our fiscal 2012 licensing revenue.  That licensee’s business is weighted towards one high volume user who is not sold pursuant to a formal agreement.  In the event that this licensee or any other significant licensee, or its customers, experience financial difficulties or is not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

In addition, approximately 42% of our Branded Product Program business is from six accounts with which we have relatively short-term contracts.  In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

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

Additionally, the Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. A significant product liability judgment or a widespread product recall may negatively impact the Company’s sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness or injury could adversely affect the Company’s reputation with existing and potential customers and its corporate and brand image. Injury to Nathans’ or a brand’s reputation would likely reduce revenue and profits.

Changing health or dietary preferences may cause consumers to avoid products offered by Nathan’s in favor of alternative foods.

The foodservice industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences, perceptions and governmental regulation cause consumers to avoid the products offered by Nathan’s restaurants in favor of alternative or healthier foods, demand for Nathan’s products may be reduced and its business could be harmed.

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

A significant portion of Nathans’ earnings comes from royalties paid by Nathan’s product licensees such as SMG, Inc., John Morrell & Co. and ConAgra Foods Lamb Weston, Inc. Although our agreements with these licensees contain numerous controls and safeguards, and Nathan’s monitors the operations of its product licensees, Nathan’s licensees are independent contractors, and their employees are not employees of Nathan’s. Accordingly, Nathan’s cannot necessarily control the performance of its licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture Nathan’s products for retail distribution and our foodservice businesses, timely deliver the licensed products, market the licensed products and assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming in the quality, quantity and/or timely delivery of a licensed product is likely to be attributed by consumers to an entire brand’s reputation, potentially adversely affecting Nathans’ business, results of operations and financial condition. In addition, a licensee’s failure to effectively market the licensed products may result in decreased sales, which would adversely affect Nathan’s business, results of operations and financial condition.  Also, to the extent that the terms and conditions of any of these license agreements change or we change any of our product licensees, our business, results of operations and financial condition could be materially affected.

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

Nathan’s future success may depend on opportunities to buy or obtain rights to other businesses that could complement, enhance or expand its current business or products or that might otherwise offer growth opportunities. In particular, Nathan’s may evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, vertical integration opportunities and divestitures. Nathan’s has no commitments, agreements or understandings with respect to any of such transactions.  Any attempt by Nathan’s to engage in these transactions may expose it to various inherent risks, including:

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

Nathan’s sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond its control. Certain events and factors may directly and immediately decrease demand for Nathan’s products. These events and factors include:

•	changes in customer demand;
•	variations in the timing and volume of Nathans’ sales and franchisees’ sales;
•	changes in the terms of our existing license/supply agreements and/or the replacement of existing licenses or suppliers;
•	sales promotions by Nathan’s and its competitors;
•	changes in average same-store sales and customer visits;
•	variations in the price, availability and shipping costs of supplies;
•	seasonal effects on demand for Nathan’s products;
•	unexpected slowdowns in new store development efforts;
•	changes in competitive and economic conditions generally;
•	changes in the cost or availability of ingredients or labor;
•	weather and acts of God; and
•	changes in the number of franchises sold and in franchise agreement renewals.

Nathans’ operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact Nathans’ restaurant sales.  Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants.  A heavy snowstorm or a tropical storm or hurricane in the Northeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area at Company-owned and franchised restaurants.  Our fourth quarter includes winter months and historically has a lower level of sales at Company-owned and franchised restaurants.  Additionally, our Company-owned restaurants at Coney Island are heavily dependent on favorable weather conditions during the summer season. Rain during the weekends and unseasonably cold temperatures will negatively impact the number of patrons going to the Coney Island beach location.  Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, and can result in restaurant operating losses.  For these reasons, a quarter-to-quarter comparison may not be a good indication of Nathans’ performance or how it may perform in the future.

Due to the concentration of Nathan’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of March 25, 2012, we and our franchisees (excluding units operated pursuant to our Branded Menu Program) operated Nathan’s restaurants in 27 states and eight foreign countries.  As of March 25, 2012, the highest concentration of operating units were in the Northeast, principally in New York and New Jersey.  This geographic concentration in the Northeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations.  It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our results of operations in the future.

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

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control.  Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors beyond our control. For example, in the past, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased.  For the fiscal year ended March 25, 2012, the market price for hot dogs increased 12.9% compared to the fiscal year ended March 27, 2011.  We were unable to pass all of the price increases to our customers.  As the price of beef or other food products that we use in our operations increases significantly, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease.

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

Although our primary supplier of hot dogs currently has two manufacturing facilities, a long-term significant interruption of its main facility or a change in our primary supplier of hot dogs could potentially disrupt our operations.

Our primary hot dog supplier currently has two manufacturing facilities. During the fiscal quarter ended June 26, 2011, there was a fire in our supplier’s main facility which resulted in a disruption in their supply of hot dogs to our Branded Product Program for a three-week period.  Although the supplier was able to provide some product from inventory and we were able to secure alternative sources of supply, some or all of certain shipments to customers were delayed.  A longer-term significant interruption in the primary supplier’s main facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis because the primary supplier’s secondary facility is not large enough to absorb the entire capacity of its main facility and we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect Nathan’s business, results of operations and financial condition.  Furthermore, such a disruption in supply might affect Nathan’s in the eyes of consumers and the retail trade, which damage might negatively impact the Company’s overall business in general. In addition, to the extent we change suppliers, it could cause a disruption in supply.

Our certificate of incorporation and by laws and other corporate documents include anti-takeover provisions which may deter or prevent a takeover attempt.

Some provisions of our certificate of incorporation, by laws, other corporate documents and provisions of Delaware law may discourage takeover attempts and hinder a merger, tender offer or proxy contest targeting us, including transactions in which stockholders might receive a premium for their shares.  This may limit the ability of stockholders to approve a transaction that they may think is in their best interest.  The corporate documents include:

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

Recently, the United States economy has experienced a severe recession, resulting in rising unemployment, an upheaval in the credit markets and an erosion in consumer confidence. The Company believes this has resulted in reduced sales at the Company’s owned and franchised restaurants, an increase in uncollectible accounts receivable and adversely affected the ability of a potential new franchisees from obtaining funding, all of which have adversely affected the Company’s operating results. If the recent economic crisis continues to result in reduced sales at our Company-owned and franchised restaurants and adversely impact franchisees’ ability to finance purchases or restructurings of restaurant franchises, or if it begins to affect sales of licensed products for which we receive royalties, it will negatively impact the Company’s business and operating results.

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

Changes in tax laws and unfavorable resolution of tax contingencies could adversely affect our tax expense.

The Company’s future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally. From time to time, the United States Congress and foreign, state and local governments consider legislation that could increase the Company’s effective tax rates.  If changes to applicable tax laws are enacted, our results of operations could be negatively impacted.   The Company’s tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting the Company’s results of operations.

Item 1B.      Unresolved Staff Comments.

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

At March 25, 2012, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk	Brooklyn, NY	November 2019 (a)	3,800
Long Beach Road	Oceanside, NY	May 2021	7,300
Central Park Avenue	Yonkers, NY	April 2020 (b)	10,000

(a)	Seasonal satellite location.

(b)
Nathan’s and its landlord have entered into an agreement to extend the current lease through April 2020.  Beginning April 1, 2012, we have the right to terminate this lease by delivering two months notice to the landlord.  We are currently negotiating a new lease with our landlord pursuant to which, a brand new restaurant will be built.  We expect that the existing Yonkers restaurant will close sometime during fiscal 2013 to enable this new construction.

Leases for Nathan’s restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants’ revenues.

At March 25, 2012, in addition to the leases listed above, we were the sub-lessor of three properties which are located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,248,000 in fiscal 2012.

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

The Company is also involved in the following legal proceedings:

The Company is party to a License Agreement with SMG dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged “Nathan’s Famous” frankfurter products at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the “Nathan’s Famous” restaurant system and Branded Product Program.  On July 31, 2007, the Company provided notice to SMG that the Company elected to terminate the License Agreement, effective July 31, 2008 (the “Termination Date”), due to SMG’s breach of certain provisions of the License Agreement. SMG disputed that a breach occurred and commenced, together with certain of its affiliates, an action in state court in Illinois seeking, among other things, a declaratory judgment that SMG did not breach the License Agreement. The Company filed its own action on August 2, 2007, in New York State court seeking a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On January 23, 2008, the New York court granted SMG’s motion to dismiss the Company’s case in New York on the basis that the dispute was already the subject of a pending lawsuit in Illinois.  The Company answered SMG’s complaint in Illinois and asserted its own counterclaims which sought, among other things, a declaratory judgment that SMG breached the License Agreement and that the Company properly terminated the License Agreement. On July 31, 2008, SMG and Nathan’s entered into a stipulation pursuant to which Nathan’s agreed that it would not effectuate the termination of the License Agreement on the grounds alleged in the present litigation until such litigation had been successfully adjudicated, and SMG agreed that in such event, Nathan’s shall have the option to require SMG to continue to perform under the License Agreement for an additional period of up to six months to ensure an orderly transition of the business to a new licensee/supplier.  On June 30, 2009, SMG and Nathan’s each filed motions for summary judgment.  Both motions for summary judgment were ultimately denied on February 25, 2010.  On January 28, 2010, SMG filed a motion for leave to file a Second Amended Complaint and Amended Answer, which sought to assert new claims and affirmative defenses based on Nathan’s alleged breach of the parties’ License Agreement in connection with the manner in which Nathan’s profits from the sale of its proprietary seasonings to SMG.  On February 25, 2010, the court granted SMG’s motion for leave, and its Second Amended Complaint and Amended Answer were filed with the court.  On March 29, 2010, Nathan’s filed an answer to SMG’s Second Amended Complaint, which denied substantially all of the allegations in the complaint.  On September 17, 2010, SMG filed a motion for summary judgment with respect to the claims relating to the sale of Nathan’s proprietary seasonings to SMG.  On October 5, 2010, Nathan’s filed an opposition to SMG’s motion for summary judgment, and itself cross-moved for summary judgment.  A trial on the claims relating to Nathan’s termination of the License Agreement took place between October 6 and October 13, 2010.  Oral argument on the claims relating to the sale of Nathan’s proprietary seasonings took place prior to the start of the trial.  On October 13, 2010, an order was entered with the Court denying Nathan’s cross-motion and granting SMG’s motion for summary judgment with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG.  At that time, Nathan’s estimated potential damages to be between $2,914,000 to $6,068,000.  Since Nathan’s was unable to determine the amount of damages within that range that the court ultimately awarded to SMG, Nathan’s originally recorded a charge to earnings before taxes of $2,914,000 in its second fiscal quarter ended December 26, 2010, representing the then minimum estimate of damages.  On December 17, 2010, the Court ruled that Nathan’s was not entitled to terminate the License Agreement.  On January 19, 2011, the parties submitted an agreed upon order which, among other things, assessed damages against Nathan’s of approximately $4,910,000 inclusive of pre-judgment interest.  Accordingly, Nathan’s recorded an additional charge before earnings of $1,996,000 in its third quarter ended December 26, 2010. The final Judgment was entered on February 4, 2011.  On March 4, 2011, Nathan’s filed a notice of appeal seeking to appeal the Judgment.  In order to secure the Judgment pending an appeal, on March 31, 2011, Nathan’s entered into a Security Agreement with SMG and Blocked Deposit Account Agreement with SMG and Citibank, N.A., as described in Note D of the Notes to Consolidated Financial Statements.  On April 7, 2011, the Court entered a stipulation and order which granted a stay of enforcement of the Judgment. Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011.  Nathan’s filed a reply brief on November 14, 2011.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Prices

Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the NASDAQ Global Market (“Nasdaq”) under the symbol “NATH.”  The following table sets forth the high and low closing sales prices per share for the periods indicated:

	High	Low
Fiscal year ended March 25, 2012
First quarter	$18.50	$17.02
Second quarter	19.35	18.25
Third quarter	21.24	18.40
Fourth quarter	21.50	20.40

Fiscal year ended March 27, 2011
First quarter	$15.81	$14.70
Second quarter	16.09	15.07
Third quarter	17.00	15.60
Fourth quarter	19.32	16.07

At June 1, 2012, the closing price per share for our common stock, as reported by Nasdaq, was $25.00.

Perfomance Graph

The graph below represents the Company's cumulative 5-year total shareholder return on common stock with cumulative total returns of the S&P 500 Index and the S&P Restaurant Index. The graph tracks the performance of a $100 investment in our common stock and in each of our indexes (with the reinvestment of all dividends).

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

Shareholders

As of June 1, 2012, we had approximately 675 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

For the thirteen weeks and fiscal year ended March 25, 2012, the Company repurchased 598,959 shares at a cost of $13,294,000 and 736,208 shares at a cost of $15,867,000, respectively, of which 598,959 shares were purchased pursuant to the modified dutch tender offer described below.  Since the commencement of the Company’s stock buyback program in September 2001 through March 25, 2012, Nathan’s has purchased a total of 4,491,486 shares of common stock at a cost of approximately $50,313,000 under all of its stock repurchase programs and the modified dutch tender offer, which includes the shares purchased during the thirteen weeks and fiscal year ended March 25, 2012.

On December 1, 2011, the Company’s Board of Directors authorized the commencement of a modified dutch tender offer to repurchase up to 500,000 shares of its common stock at a price of not less than $20.00 nor greater than $22.00 per share. The tender offer expired on January 12, 2012. Based on the final count by American Stock Transfer & Trust Company, the depositary of the tender, 663,982 shares of common stock were tendered and not withdrawn at or below the final purchase price of $22.00 per share. Pursuant to the terms of the tender offer, Nathan’s elected to purchase an additional 98,959 shares (within up to 2% of the outstanding shares of its common stock). All of such shares purchased in the tender were purchased at the same price of $22.00 per share.  As such, Nathan’s accepted for purchase an aggregate of 598,959 shares of its common stock, at a purchase price of $22.00 per share, for a total cost of $13,294,000, including fees and expenses related to the tender.

On February 1, 2011, the Company’s Board of Directors authorized an increase to the sixth stock repurchase plan for the purchase of up to 800,000 shares of its common stock on behalf of the Company; as of March 25, 2012, Nathan’s has repurchased 392,527 shares at a cost of $6,707,000 under the sixth stock repurchase plan.  Purchases under this stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases.

Issuer Purchases of Equity Securities

Period (A)	(a) Total Number of Shares Purchased (B)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans (C)
December 26, 2011 - January 22, 2012	598,959	$22.1948	598,959	407,473
January 23, 2012 - February 19, 2012	-	$-	-	407,473
February 20, 2012 -March 25, 2012	-	$-	-	407,473
Total	598,959	$22.1948	598,959	407,473

A)	Represents the Company’s fiscal periods during the fourth quarter ended March 25, 2012.

B)
Shares were repurchased under the modified dutch tender offer that commenced on December 5, 2011 for up to 500,000 shares of common stock exclusive of the automatic option to purchase up to an additional 2% of the outstanding shares which the Company exercised.

C)
There are 407,473 shares remaining to be repurchased pursuant to the sixth stock repurchase plan that was authorized on November 6, 2009, and amended on, February 1, 2011 for up to 800,000 shares. The plan does not have a set expiration date.

Item 6.         Selected Financial Data.

	Fiscal years ended (1)
	March 25, 2012	March 27, 2011	March 28, 2010	March 29, 2009	March 30, 2008
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales	$52,369	$44,634	$38,685	$37,480	$36,259
Franchise fees and royalties	5,586	4,989	4,758	4,613	4,962
License royalties	7,586	6,787	6,452	6,009	4,849
Interest and other income	681	845	981	1,119	1,155
Total revenues	66,222	57,255	50,876	49,221	47,225
Costs and Expenses:
Cost of sales	42,106	34,567	28,513	28,774	27,070
Restaurant operating expenses	3,115	3,092	3,285	3,361	3,257
Depreciation and amortization	965	915	843	809	764
General and administrative expenses	9,552	10,125	9,708	9,299	8,926
Litigation accrual	-	4,910	-	-	-
Impairment charge on note receivable	-	263	250	-	-
Interest expense	477	63	-	-	-
Recovery of property taxes	-	-	(13)	(441)	-
Total costs and expenses	56,215	53,935	42,586	41,802	40,017
Income from continuing operations before provision for income taxes	10,007	3,320	8,290	7,419	7,208
Income tax expense	3,849	1,107	2,721	2,461	2,427
Income from continuing operations	6,158	2,213	5,569	4,958	4,781

Discontinued operations
Income from discontinued operations before provision for income taxes(2)	-	-	-	3,914	2,824
Provision for income taxes	-	-	-	1,390	1,050
Income from discontinued operations	-	-	-	2,524	1,774
Net income (3)	$6,158	$2,213	$5,569	$7,482	$6,555

Basic income per share:
Income from continuing operations	$1.26	$0.41	$1.00	$0.84	$0.79
Income from discontinued operations	0.00	0.00	0.00	0.43	0.29
Net income (3)	$1.26	$0.41	$1.00	$1.27	$1.08

Diluted income per share:
Income from continuing operations	$1.22	$0.40	$0.97	$0.80	$0.74
Income from discontinued operations	0.00	0.00	0.00	0.41	0.27
Net income (3)	$1.22	$0.40	$0.97	$1.21	$1.01

Dividends	-	-	-	-	-
Weighted average shares used in computing net income per share
Basic	4,906	5,403	5,563	5,898	6,085
Diluted	5,049	5,504	5,716	6,180	6,502

Balance Sheet Data at End of Fiscal Year:
Working capital	$21,989	$31,454	$36,668	$34,816	$35,650
Total assets	$44,520	$52,958	$53,374	$49,824	$51,202
Stockholders’ equity	$28,837	$38,078	$44,312	$41,849	$42,608

	Fiscal years ended (1)
	March 25, 2012	March 27, 2011	March 28, 2010	March 29, 2009	March 30, 2008
	(In thousands, except per share amounts)

Selected Restaurant Operating Data:
Company-owned restaurant sales (4)	$13,209	$13,007	$12,377	$12,511	$13,142

Number of Units Open at End of Fiscal Year:
Company-owned restaurants	5	5	5	5	6
Franchised	299	264	246	249	224

Notes to Selected Financial Data

(1)
Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year.  The fiscal years ended March 25, 2012, March 27, 2011, March 28, 2010 and March 29, 2009 were on the basis of a 52-week reporting period whereas the fiscal year ended March 30, 2008 was on the basis of 53-week reporting period.

(2)	The fiscal years ended March 29, 2009 and March 30, 2008, include gains of $3,906 and $2,489 respectively, from the sales of NF Roasters Corp. in April 2008 and Miami Subs Corporation in May 2007.

(3)
See Notes A, B and L of the Consolidated Financial Statements for any accounting changes, business combinations or dispositions of business operations that materially affect the comparability of the information reflected in this Item 6.

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

In addition to plans for expansion through franchising, licensing and our Branded Product Program, Nathan’s continues to co-brand within its restaurant system. At March 25, 2012, the Arthur Treacher’s brand was being sold within 57 Nathan’s restaurants.

The following summary reflects the franchise openings and closings of the Nathan’s franchise system for the fiscal years ended March 25, 2012, March 27, 2011, March 28, 2010, March 29, 2009 and March 30, 2008.

	March 25, 2012	March 27, 2011	March 28, 2010	March 29, 2009	March 30, 2008
Franchised restaurants operating at the beginning of the period	264	246	249	224	196
Franchised restaurants opened during the period	67	40	33	46	46
Franchised restaurants closed during the period	(32)	(22)	(36)	(21)	(18)
Franchised restaurants operating at the end of the period	299	264	246	249	224

At March 25, 2012, our franchise system consisted of 299 Nathan’s Famous franchised units located in 27 states and eight foreign countries. We also operated five Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

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

Nathan’s recognizes franchise royalties on a monthly basis, which are generally based upon a percentage of sales made by Nathan’s franchisees, when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee, or until collectibility is deemed to be reasonably assured.

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

Nathan’s recognizes revenue from royalties on the licensing of the use of its intellectual property in connection with certain products produced and sold by outside vendors. The use of the Nathan’s intellectual property must be approved by Nathan’s prior to each specific application to ensure proper quality and project a consistent image. Revenue from license royalties is recognized on a monthly basis when it is earned and deemed collectible.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but tested annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fifty-two week periods ended March 25, 2012, March 27, 2011 or March 28, 2010.

Impairment of Long-Lived Assets

We make judgments regarding the future operating and disposition plans for under-performing assets, and estimates of expected realizable values for assets to be sold. We evaluate possible impairment of each restaurant individually and record an impairment charge whenever we determine that impairment factors exist. We consider a history of restaurant operating losses to be the primary indicator of potential impairment of a restaurant’s carrying value. No impairment charges on long-lived assets were recorded during the fifty-two week periods ended March 25, 2012, March 27, 2011 or March 28, 2010.

Stock-Based Compensation

As discussed in Note K of the Notes to Consolidated Financial Statements, we have various share-based compensation plans that provide stock options and restricted stock awards for certain employees and non-employee directors to acquire shares of our common stock.  We consider the following factors in determining the value of stock-based compensation:

(a)	expected option term based upon expected termination behavior;
(b)	volatility based upon historical price changes of the Company’s common stock over a period equal to the expected life of the option;
(c)	expected dividend yield; and
(d)	risk free interest rate on date of grant.

(See Note K of the Notes to Consolidated Financial Statements for a discussion of assumptions used to determine the fair value of share-based compensation.)

Income Taxes

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on our taxable income of temporary differences resulting from different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a number of amendments in order to align the fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe many of the requirements in US GAAP for measuring fair value or disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments modify a particular principle or requirement for measuring fair value or for disclosing fair value measurements. The amended guidance was effective for Nathan’s beginning with the first interim or annual reporting period beginning after December 15, 2011; early application was not permitted. We adopted these amendments during our fiscal period ended March 25, 2012, and these amendments did not have a material effect on our consolidated results of operations or financial position.

In June 2011, the FASB issued guidance covering the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Irrespective of the format that is chosen, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total for comprehensive income. Entities were also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where components of net income and components of OCI are presented. However, the implementation of this last requirement was deferred by the FASB in December 2011. All other guidance would be effective for Nathan’s beginning with the first annual reporting period, and interim periods within that fiscal year, beginning after December 15, 2011 and will be applied retrospectively, however, early adoption is permitted. Nathan’s has elected to early adopt this accounting standard at March 25, 2012. The adoption of this new accounting standard modified the required disclosures, but did not have a material effect on our consolidated results of operations or financial position.

Results of Operations

Fiscal year ended March 25, 2012 compared to fiscal year ended March 27, 2011

Revenues

Total sales increased by 17.3% to $52,369,000 for the fifty-two weeks ended March 25, 2012(“fiscal 2012”) as compared to $44,634,000 for the fifty-two weeks ended March 27, 2011 (“fiscal 2011”).   Foodservice sales from the Branded Product Program increased by 26.3% to $38,506,000 for fiscal 2012 as compared to sales of $30,497,000 in fiscal 2011. This increase was primarily attributable to a 13.3% increase in the volume of products ordered in part from the addition of new accounts added during fiscal 2012, the full year impact of new accounts added in fiscal 2011 and the impact of price increases that took effect during fiscal 2012. Total Company-owned restaurant sales, which was comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), increased by $202,000 to $13,209,000 during fiscal 2012 as compared to $13,007,000 during fiscal 2011. The weather conditions during the second quarter of fiscal 2012 negatively impacted sales at our Company-owned restaurants, as we experienced significantly more rain than the second quarter of fiscal 2011, particularly on weekends, and a cold Labor Day weekend which we believe further hurt sales particularly at our Coney Island locations. We were also forced to temporarily close our restaurants during Tropical Storm Irene for the weekend of August 27, 2011. We estimate that sales of approximately $172,000 were lost during that weekend.   During the third and fourth quarters of fiscal 2012 we experienced more favorable weather conditions than the third and fourth quarters of fiscal 2011. Beginning December 2011, we experienced relatively warm weather as compared to the historical norm with the month being one of the warmest Decembers on record. This trend continued throughout the winter of 2012. In addition to the historically higher temperatures, there wasn’t any meaningful snow in 2012 as compared to the 2011 winter which saw historic levels of snowfall. Overall, we experienced higher check averages of approximately 7.7% partly offset by lower customer counts of approximately 4.0% resulting from these weather conditions that primarily impacted our Coney Island restaurants during the second quarter fiscal 2012 as compared to the second quarter of fiscal 2011. During fiscal 2012, sales to our television retailer were approximately $476,000 lower than fiscal 2011. Nathan’s products were on air 29 times during fiscal 2012 as compared to 62 times during fiscal 2011. Over the past few years, Nathan’s sales and profits to our television retailer have continued to decline and Nathan’s provided our television retailer notice that we would not renew our agreement effective March 12, 2012.

Franchise fees and royalties were $5,586,000 in fiscal 2012 as compared to $4,989,000 in fiscal 2011. Total royalties were $4,666,000 in fiscal 2012 as compared to $4,326,000 in fiscal 2011. Royalties earned under the Branded Menu program were $708,000 in fiscal 2012 as compared to $410,000 in fiscal 2011 due principally to the additional units in operation. Franchise restaurant sales, excluding sales by franchisees under our Branded Menu Program, increased to $90,022,000 in fiscal 2012 as compared to $89,401,000 in fiscal 2011. (Franchise restaurant sales, excludes sales by Branded Menu Product units. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based on a percentage of the manufacturers’ sales). Comparable domestic franchise sales (consisting of 116 Nathan’s outlets, excluding sales under the Branded Menu Program) were $67,150,000 in fiscal 2012 as compared to $67,944,000 in fiscal 2011, a decrease of 1.2%.  Franchise sales within our travel venues declined by approximately 3.6% and sales at our and entertainment venues decreased by approximately 1.2% as compared to fiscal 2011. These declines were partly offset by sales at our free-standing units of 3.9% and at malls of 0.3%.  We believe that the decline in comparable sales is primarily due to consumers continuing concerns over the economic environment throughout the year. During the fourth quarter of fiscal 2012, we realized increased sales at our mall locations of 8.6% and a decline in sales at our airport and travel locations of 5.9%. During the second quarter of fiscal 2012, most of our franchised locations in the Northeast were negatively affected by Tropical Storm Irene. Comparable international franchise sales, increased by approximately $258,000 or 9.0%, during fiscal 2012 as compared to fiscal 2011.

At March 25, 2012, 299 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 264 domestic and international franchised or Branded Menu Program franchise outlets at March 27, 2011. There were 178 franchised outlets and 121 Branded Menu outlets at March 25, 2012 as compared to 176 franchised outlets and 88 Branded Menu outlets at March 27, 2011. Total franchise fee income was $846,000 in fiscal 2012 as compared to $633,000 in fiscal 2011. Domestic franchise fee income was $547,000 in fiscal 2012 as compared to $539,000 in fiscal 2011. International franchise fee income was $299,000 in fiscal 2012, as compared to $94,000 during fiscal 2011. We recognized forfeitures of $74,000 in fiscal 2012 as compared to $30,000 in fiscal 2011. During fiscal 2012, 67 new franchised outlets opened, including two locations in Canada, China, Jamaica, Kuwait and the Dominican Republic and 43 Branded Menu Program outlets, including 28 units operated by Kmart. During fiscal 2011, 40 new franchised outlets opened, including one re-franchised location, two units in China and 22 Branded Menu Program outlets, including one on the Kandahar Air Force Base, Afghanistan.

License royalties were $7,586,000 in fiscal 2012 as compared to $6,787,000 in fiscal 2011. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 12.4% to $6,037,000 from $5,372,000 primarily due to higher sales volume from our primary licensee, SMG, primarily from the retail sale of hot dogs.  Royalties earned from SMG, were $4,503,000 during fiscal 2012 as compared to $3,907,000 during fiscal 2011. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club and Krogers, were $1,534,000 during fiscal 2012 as compared to $1,465,000 during fiscal 2011. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $134,000 during fiscal 2012, as compared to fiscal 2011. We recovered $75,000 of license royalties from one licensee that had previously been deemed unrealizable during second quarter fiscal 2011.

Interest income was $573,000 in fiscal 2012 as compared to $808,000 in fiscal 2011, primarily due to lower interest income of approximately $178,000 earned on maturing securities and lower interest earned on the MSC Note of approximately $57,000. On June 29, 2011, we completed the sale of the MSC Note and are no longer earning interest income of 8.5% on the note. As additional notes mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

Other income was $108,000 during fiscal 2012 as compared to $37,000 during fiscal 2011. In November 2011, Nathan’s received $125,000 in full satisfaction of Nathan’s rights under the irrevocable direction entered into in connection with its May 2007, sale of Miami Subs. (Refer to Note G of the Notes to Consolidated Financial Statements).

Costs and Expenses

Overall, our cost of sales increased by $7,539,000 to $42,106,000 in fiscal 2012 as compared to $34,567,000 in fiscal 2011. Our gross profit (representing the difference between sales and cost of sales) was $10,263,000 or 19.6% of sales during fiscal 2012 as compared to $10,067,000 or 22.6% of sales during fiscal 2011. The reduced margin was primarily due to the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $7,909,000 during fiscal 2012 as compared to fiscal 2011, primarily as a result of the higher sales volume and our approximately 13.9% increased cost of hot dogs. During fiscal 2012, the market price of hot dogs was approximately 12.9% higher than during fiscal 2011. This increase is due to the reduced impact that the Company’s purchase commitments had on the results in fiscal 2012 as approximately 90.0% of our product was purchased at prevailing market prices as compared to approximately 83.5% during fiscal 2011. The purchase commitments enabled us to reduce our beef costs by approximately $0.019 per lb. during fiscal 2012 and approximately $0.033 per lb. during fiscal 2011. During fiscal 2012, our purchase commitments yielded savings of approximately $275,000. During fiscal 2011, our purchase commitments yielded savings of approximately $423,000. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise mitigate any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to our Company-owned restaurants, our cost of sales during fiscal 2012 was $7,767,000 or 58.8% of restaurant sales, as compared to $7,700,000 or 59.2% of restaurant sales in fiscal 2011.  The decrease in the cost of sales percentage in fiscal 2012 was due primarily to the impact of lower restaurant incentive compensation costs which were partly offset by higher food costs during the third quarter fiscal 2012. Despite increases in commodity costs, we were able to minimize the impact of rising food costs as a percentage of sales due to our menu re-engineering efforts and certain price increases. We were able to achieve lower labor costs as a percentage of sales during the fourth quarter fiscal 2012 due to the higher than normal sales at our Company-owned restaurants. Cost of sales to our television retailer declined by $437,000 in fiscal 2012, primarily due to fewer airings.

Restaurant operating expenses were $3,115,000 in fiscal 2012 as compared to $3,092,000 in fiscal 2011. The difference in restaurant operating costs was primarily due to higher occupancy costs of $74,000 partly offset by lower maintenance costs of $54,000. Utility costs were approximately $11,000 or 1.7% lower during fiscal 2012 as compared to fiscal 2011, which we attribute in part to the warmer winter that we experienced in 2012, however, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $965,000 in fiscal 2012 as compared to $915,000 in fiscal 2011. This increase is primarily attributable to higher depreciation on newly-added consigned equipment by our Branded Product Program and higher restaurant depreciation.

General and administrative expenses decreased by $573,000 or 5.7% to $9,552,000 in fiscal 2012 as compared to $10,125,000 in fiscal 2011. The decrease in general and administrative expenses was primarily due to the reduced cost of the SMG litigation during fiscal 2012 of $592,000.  During fiscal 2011, we incurred costs associated with the SMG litigation of $628,000 in connection for the trial that began in October 2010. Excluding the impact of the SMG litigation costs, general and administrative expenses increased by approximately $19,000 or 0.2% during fiscal 2012, primarily due to higher compensation costs of $148,000 which were partly offset by lower marketing expenses of $129,000.

During fiscal 2011, we recorded a litigation accrual of $4,910,000 as a result of the unfavorable ruling by the court in connection with our litigation with SMG (refer to Note L of the Notes to Consolidated Financial Statements) representing the damages awarded by the court.

Interest expense of $477,000 during fiscal 2012 and $63,000 during fiscal 2011 primarily represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. Nathan’s expects to continue to accrue these charges during the term of the appeal.

Provision for Income Taxes

In fiscal 2012, the income tax provision was $3,849,000 or 38.5% of earnings before income taxes as compared to $1,107,000 or 33.3% of income before income taxes in fiscal 2011. Nathan’s effective tax rate was reduced by 2.1% during fiscal 2012 and reduced by 9.2% during fiscal 2011, due to the differing effects of tax-exempt interest income. During fiscal 2012, Nathan’s recorded additional taxes of $49,000 primarily in connection with the audit of its prior year tax returns increasing the effective tax rate by 0.5%. Additionally, during fiscal 2012, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $75,000, which lowered the effective tax rate by 0.7%. During fiscal 2011, Nathan’s recorded additional taxes of $85,000 in connection with the filing of its March 2010 tax returns, increasing the effective tax rate by 2.6%. Additionally, during fiscal 2011, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $133,000, which lowered the effective tax rate by 4.1%. Nathan’s effective tax rates without these adjustments would have been 40.8% for fiscal 2012 and 44.0% for fiscal 2011.  Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $134,000 during fiscal 2013.

Fiscal year ended March 27, 2011 compared to fiscal year ended March 28, 2010

Revenues

Total sales were $44,634,000 for fiscal 2011 as compared to $38,685,000 for the fifty-two weeks ended March 28, 2010 (“fiscal 2010”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 23.3% to $30,497,000 for fiscal 2011 as compared to sales of $24,738,000 in fiscal 2010. This increase was primarily attributable to a 22% increase in sales volume during the period. Approximately 21% of the volume increase arose from promotional activity by one customer with the remaining 79% due to additional market penetration. Total Company-owned restaurant sales, which were comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), and two restaurants that we temporarily operated during part of the second and third quarters of fiscal 2010, increased by 5.1% to $13,007,000 during fiscal 2011 as compared to $12,377,000 during fiscal 2010. Sales increased at our five comparable Company-owned restaurants by approximately 8.5% due to higher customer counts of approximately 6.2% and higher check averages of approximately 2.3%. The sales increase arose primarily at our Coney Island restaurant, which we believe was primarily attributable to favorable weather conditions throughout the summer season and due to the success of the first phase of a renovation at a neighboring amusement park. Sales declined by approximately 6.9% during the fourth quarter fiscal 2011 due primarily to the heavy snowfall that blanketed the northeast throughout the winter. During fiscal 2011, sales to our television retailer were approximately $440,000 lower than fiscal 2010. Nathan’s products were on air 62 times during fiscal 2011 as compared to 65 times during fiscal 2010. During fiscal 2011 our products were not individually featured on any special airing dates as they were during fiscal 2010. The special airing dates represented a substantial portion of the fiscal 2010 sales.

Franchise fees and royalties increased by 4.9% to $4,989,000 in fiscal 2011 as compared to $4,758,000 in fiscal 2010. Total royalties were $4,326,000 in fiscal 2011 as compared to $4,080,000 in fiscal 2010. Royalties earned under the Branded Menu Program were $410,000 in fiscal 2011 as compared to $229,000 in fiscal 2010 due primarily to higher royalties on sales to various sports stadiums and the growth of the program. These royalties are not based upon retail sales but are based on the manufacturers’ sales. During fiscal 2011, we recovered net royalty revenue of $5,000 previously deemed to be uncollectible as compared to not recording royalty revenue of $166,000 deemed uncollectible during fiscal 2010. Total royalties, excluding the adjustments for royalties deemed uncollectible as described above, were $4,321,000 in fiscal 2011 as compared to $4,246,000 in fiscal 2010. Franchise restaurant sales were $89,401,000 in fiscal 2011 period as compared to $91,197,000 in fiscal 2010. Comparable domestic franchise sales (consisting of 122 Nathan’s outlets, excluding sales under the Branded Menu Program) decreased by 2.0 % to $69,100,000 in fiscal 2011 as compared to $70,500,000 in fiscal 2010. Franchise sales within malls have declined by approximately 4.7 % primarily due to the continuing adverse economic environment, however sales at our travel and entertainment venues were higher by approximately 2.0 % compared to fiscal 2010. International franchise sales, principally the Middle East, declined by approximately $428,000 or 11.2 % during fiscal 2011 as compared to fiscal 2010. At March 27, 2011, 299 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 246 domestic and international franchised or Branded Menu Program franchise outlets at March 28, 2010. Royalty income from one franchised outlet was deemed unrealizable during fiscal 2011 as compared to 13 franchised outlets during fiscal 2010. Total franchise fee income was $633,000 in fiscal 2011 as compared to $623,000 in fiscal 2010. Domestic franchise fee income was $539,000 in fiscal 2011 as compared to $531,000 in fiscal 2010. International franchise fee income was $94,000 in fiscal 2011, as compared to $92,000 during fiscal 2010. During fiscal 2011 and fiscal 2010 periods, we recognized forfeited fees of $30,000 and $55,000, respectively. During fiscal 2011, 40 new franchised outlets opened, including one re-franchised location, two units in China and 22 Branded Menu Program outlets, including one on the Kandahar Air Force Base, Afghanistan. During fiscal 2010, 33 new franchised outlets were opened, including five re-franchised locations, one unit in Kuwait, one unit in the Dominican Republic and 17 Branded Menu Program outlets.

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

Cost of sales in the Branded Product Program increased by approximately $6,027,000 during fiscal 2011 as compared to fiscal 2010, primarily as a result of the higher sales volume and the approximate 9.0% increase in the cost of hot dogs. During fiscal 2011, the market price of hot dogs was approximately 9.9% higher than during fiscal 2010. The Company’s purchase commitments reduced the impact of the increased market price in fiscal 2011. During fiscal 2011, our purchase commitments yielded savings of approximately $423,000 as compared to savings of approximately $180,000 from the purchase commitments we entered into during fiscal 2010. In March and May 2011, we increased selling prices in our Branded Product Program as a result of the recent increases in our cost of hot dogs which we believe will offset the impact of higher current prices. However, if the cost of beef and beef trimmings continues to increase and we are unable to pass on these higher costs through price increases or otherwise reduce the impact of such increased costs through the use of purchase commitments, our margins will be adversely impacted. In an effort to reduce the negative impact on our profit margin of future price increases, we have entered into an additional purchase commitment for the purchase of hot dogs.  We are currently unable to determine the impact such commitment or any additional purchase commitments will have on our future profit margin.

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

Restaurant operating expenses were $3,092,000 in fiscal 2011 as compared to $3,285,000 in fiscal 2010. The difference in restaurant operating costs was primarily due to cost savings of $233,000 due to the elimination of the costs of operating two restaurants during the second quarter and third quarter of fiscal 2011 which were re-franchised during that period, partly offset by higher costs at our five comparable restaurants for higher maintenance costs of $43,000, operating supply costs of $28,000 and utility costs of $18,000, which were partly reduced by lower insurance costs due primarily to a reduction in previously accrued self-insurance costs of $58,000. During fiscal 2011 our utility costs were approximately 2.9% higher than fiscal 2010. We continue to be concerned about the uncertain market conditions for oil and natural gas.

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

During fiscal 2011, we recorded a litigation accrual of $4,910,000 as the result of the unfavorable ruling by the court in connection with our litigation with SMG, Inc. (Refer to Note L “Legal Proceeding” of the Notes to Consolidated Financial Statements.)

Impairment charges on a note receivable of $263,000 during fiscal 2011 and $250,000 during fiscal 2010 represents the write-down of a note in connection with the sale of the MSC Note and a troubled debt restructuring, respectively. On May 4, 2011, Nathan’s entered into a purchase agreement to sell the MSC Note to a third party in exchange for payment in the aggregate of $900,000.  (Refer to Note G of the Notes to Consolidated Financial Statements.)

Interest expense of $63,000 represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum Nathan’s expects to continue to accrue these charges during the term of the appeal. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest.

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

Off-Balance Sheet Arrangements

During the fifty-two week period ended March 25, 2012, the Company completed its purchasing commitments to acquire hot dogs for approximately $2,850,000 from its primary hot dog manufacturer, representing approximately 10.0% of Nathan’s usage during the period. At March 25, 2012, Nathan’s had outstanding a purchase commitment, as amended, for hot dogs at a cost of approximately $4,900,000.

Nathan’s currently expects to complete this purchase commitment between April and June 2012. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at March 25, 2012 aggregated $6,029,000, a decrease of $2,911,000 during fiscal 2012.  At March 25, 2012, marketable securities were $14,710,000 compared to $18,906,000 at March 27, 2011 and net working capital decreased to $21,989,000 from $31,454,000 at March 27, 2011. As described herein, in January 2012, in connection with the modified dutch tender offer, Nathan’s accepted for purchase an aggregate of 598,959 shares of its common stock at a purchase price of $22.00 per share for a total cost of $13,294,000, including fees and expenses related to the tender.

Cash provided by operations of $9,612,000 in fiscal 2012 is primarily attributable to net income of $6,158,000 and other non-cash items of $3,559,000.  Changes in Nathan’s operating assets and liabilities decreased cash by $105,000, primarily resulting from increased accounts receivable of $501,000, increased prepaid and other expenses of $329,000 primarily for income taxes  and decreased franchise fees of $218,000 from restaurant openings which were partly offset by increased accrued litigation of $447,000 relating to interest payable during the appeal, an increase in accounts payable, accrued expenses and other current liabilities of $347,000 and an increase in other noncurrent liabilities of $207,000 primarily from cash received for future development agreements. The increase in accounts and other receivables is primarily due to higher license royalties and increased sales of our Branded Product Program.

Cash provided by investing activities was $3,166,000 in fiscal 2012. We received cash proceeds of $4,050,000 from the redemption of maturing available-for-sale securities and $900,000 from the sale of the Amended MSC Note. On May 4, 2011, Nathan’s originally received a deposit of $450,000 toward the sale of the MSC Note, which was completed on June 29, 2011 for $900,000 in total, in cash. We also received $21,000 in principal payments on the MSC Note received prior to its sale. We incurred capital expenditures of $1,358,000 primarily in connection with our Branded Product Program and construction of our new Boardwalk restaurant. We funded $447,000 of interest into the restricted cash account, as required on a monthly basis throughout the appeal of the SMG damages award.

We utilized $15,867,000 in fiscal 2012 for the purchase of 736,208 shares of Company common stock pursuant to the stock repurchase plan and the modified dutch tender offer, as more fully described below.  We received $65,000 from the proceeds of employee stock option exercises and $113,000 from the expected realization of the associated tax benefit.

During the period from October 2001 through March 25, 2012, Nathan’s purchased a total of 4,491,486 shares of its common stock at a cost of approximately $50,313,000 pursuant to the modified dutch tender offer, described below and its stock repurchase plans previously authorized by the Board of Directors.  During the fifty-two -week period ended March 25, 2012, we repurchased 736,208 shares at a total cost of $15,867,000.

On November 3, 2009, the Company’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, the Company’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  As of March 25, 2012, the Company has repurchased 392,527 shares at a cost of $6,707,000 under the sixth stock repurchase plan.

From September 10, 2010, through November 15, 2011, we appointed Mutual Securities, Inc. (“MSI”) to act as our broker to repurchase shares of the Company’s common stock pursuant to a 10b5-1 agreement. The Company, through MSI, repurchased shares aggregating $4,622,000 pursuant to this 10b5-1 agreement.  As of March 25, 2012, an aggregate of 407,473 shares remain to be purchased pursuant to the Company’s previously-adopted stock repurchase plans. Nathan’s may make additional purchases of its common stock from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under its existing stock-repurchase plan, nor is there any assurance that the Company will make any repurchases under its stock-repurchase plans.

On December 1, 2011, the Company’s Board of Directors authorized the commencement of a modified dutch tender offer to repurchase up to 500,000 shares of its common stock at a price of not less than $20.00 nor greater than $22.00 per share. The tender offer expired on January 12, 2012. Based on the final count by American Stock Transfer & Trust Company, the depositary of the tender, 663,982 shares of common stock were tendered and not withdrawn at or below the final purchase price of $22.00 per share. Pursuant to the terms of the tender offer, Nathan’s elected to purchase an additional 98,959 shares (within up to 2% of the outstanding shares of its common stock). All of such shares purchased in the tender were purchased at the same price of $22.00 per share.  As such, Nathan’s accepted for purchase an aggregate of 598,959 shares of its common stock, at a purchase price of $22.00 per share, for a total cost of $13,294,000, including fees and expenses related to the tender.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at March 25, 2012 aggregating $6,029,000, and marketable securities of $14,710,000.  Our Board routinely monitors and assesses its cash position and our current and potential capital requirements.  We may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.  Since March 26, 2007, to date, we have repurchased 2,600,386 shares at a total cost of approximately $43,155,000, reducing the number of shares then-outstanding by 43.2%.

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

At March 25, 2012, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York.  The guaranty could be called upon in the event of a default by the tenant/franchisee.  The guaranty extends through the fifth Lease Year, as defined in the lease, and will not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs.  We have recorded a liability of approximately $227,000 in connection with this guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time.  In connection with the Nathan’s Franchise Agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the guaranty.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of March 25, 2012 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$1,619	$914	$505	$200	$-
Purchase Commitment (a)	4,900	4,900	-	-	-
Operating Leases	17,931	1,676	3,370	3,125	9,760
Gross Cash Contractual Obligations	24,450	7,490	3,875	3,325	9,760
Sublease Income	3,927	427	831	524	2,145
Net Cash Contractual Obligations	$20,523	$7,063	$3,044	$2,801	$7,615

a)	At March 25, 2012 Nathan’s had entered into a purchase commitment to acquire hot dogs at a total cost of $4,900,000.

At March 25, 2012, the Company had unrecognized tax benefits of $422,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $134,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not possible.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, since then, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. The market price of hot dogs was approximately 12.9% higher in fiscal 2012 than fiscal 2011. This increase is in addition to last years’ increase of approximately 9.9% over the fiscal 2010 period. During fiscal 2012, the cost of beef and beef trimmings rose significantly, exceeding the-then all-time highs reached in March 2011, and remained high throughout the year, reaching new highs in March 2012. For the majority of fiscal 2012, the market prices have been the highest that they have ever been since the inception of our Branded Product Program in 1997. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2013. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants.

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

Item 7A.       Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature.  Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 25, 2012, Nathan’s cash and cash equivalents aggregated $6,029,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $15,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 25, 2012, the market value of Nathan’s marketable securities aggregated $14,710,000. Interest income on these marketable securities would increase or decrease by approximately $37,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at March 25, 2012 that are sensitive to interest rate fluctuations:

	Valuation of securities Given an interest rate Decrease of X Basis points			Fair	Valuation of securities Given an interest rate Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS
Municipal notes and bonds	$14,833,000	$14,830,000	$14,793,000	$14,710,000	$14,625,000	$14,541,000	$14,458,000

Borrowings

At March 25, 2012, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. The market price of hot dogs was approximately 12.9% higher than fiscal 2011. This increase is in addition to last years’ increase of approximately 9.9% over the fiscal 2010 period. From January 2011 through September 2011, the cost of beef and beef trimmings rose significantly, well ahead of the historical seasonal fluctuations, exceeding the-then all-time highs reached in the summer of 2008, and remained high throughout the summer 2011.  Since the summer 2011, the cost of beef and beef trimmings has continued to increase to new all-time highs. We have attempted to enter into purchase commitments for hot dogs from time to time in order to reduce the impact of increasing market prices. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the fifty-two weeks ended March 25, 2012 would have increased or decreased our cost of sales by approximately $3,582,000.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 25, 2012.  In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment and the criteria set forth by COSO, management believes that Nathan’s maintained effective internal control over financial reporting as of March 25, 2012.  The effectiveness of our internal control over financial reporting as of March 25, 2012, has been audited by Grant Thornton LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended March 25, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC  ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc.

We have audited Nathan’s Famous, Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of March 25, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nathan’s Famous, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 25, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 25, 2012 and March 27, 2011 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the fifty-two weeks ended March 25, 2012, March 27, 2011, and March 28, 2010 and our report dated June 7, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
June 7, 2012

Item 9B.        Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference from the discussions under the captions Proposal 1 – Election of Directors, Corporate Governance Management and Security Ownership in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 11.         Executive Compensation.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2012 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 14.         Principal Accountant Fees and Services.

Audit Fees

We were billed by Grant Thornton LLP the aggregate amount of approximately $250,000 in respect of fiscal 2012 and $240,000 in respect of fiscal 2011 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q as well as fees related to the Company's filing on a Form S-8 in fiscal 2012.

Audit-Related Fees

Grant Thornton LLP did not render any assurance related services for fiscal 2012 and 2011 and, accordingly, did not bill for any such services.

Tax Fees

Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2012 and 2011 and, accordingly, did not bill for any such services.

All Other Fees

Grant Thornton LLP did not render any other services for fiscal 2012 and 2011 and, accordingly, did not bill for any such services.

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

10.1	Employment Agreement with Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 33-56976.)
10.2	Leases for premises at Coney Island, New York, as follows: (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease, dated November 22, 1967, between Nathan’s Realty Associates and the Company.
b) Lease, dated November 22, 1967, between Ida’s Realty Associates and the Company.]
10.3	Leases for the premises at Yonkers, New York, as follows: (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease Modification of Land and Building Lease between the Yonkers Corp. and the Company, dated November 19, 1980;
b) Lease Modification of Land and Building Lease between 787 Central Park Avenue, Inc., and the Company dated May 1, 1980.]
10.4	Lease with NWCM Corp. for premises at Oceanside, New York, dated March 14, 1975. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.5	Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)
10.6	401K Plan and Trust. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)

10.7
Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, with Wayne Norbitz. (Incorporated by reference to Exhibit 10.19 to the Annual Report filed on Form 10-K for the fiscal year ended March 27, 1994.)

10.8
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

10.10
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

10.12	Marketing Agreement with beverage supplier. (Incorporated by reference to Exhibit 10.25 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended June 25, 2000.)
10.13	2001 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2007.)
10.14	2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-101355.)
10.15
Master Distributor Agreement with U.S. Foodservice, Inc. dated February 5, 2003. (Incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the fiscal year ended March 30, 2003.)

10.16	Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 15, 2006.)
10.17	Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 15, 2006.)
10.18	Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 27, 2010.)
10.19	License Agreement dated April 23, 2008 between Roasters Asia Pacific (Cayman) Limited and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 23, 2008.)
10.20
Agreement of Lease between One-Two Jericho Plaza Owner LLC and Nathan’s Famous Services, Inc. dated September 11, 2009, (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 27, 2009.)

10.21
Guaranty by Nathan’s Famous, Inc. of Agreement of Lease with One-Two Jericho Plaza Owner LLC dated September 11, 2009, (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 27, 2009.)

10.22	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2010.)
21	*List of Subsidiaries of the Registrant.
23	*Consent of Grant Thornton LLP dated June 7, 2012.
31.1	*Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	*Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	*Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS  ** XBRL Instance Document.

101.SCH ** XBRL Taxonomy Extension Schema Document

101.CAL ** XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ** XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ** XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ** XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of June, 2012.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of June, 2012.

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
Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc.

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 25, 2012 and March 27, 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fifty-two weeks ended March 25, 2012, March 27, 2011, and March 28, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan’s Famous, Inc. and subsidiaries as of March 25, 2012 and March 27, 2011 and the results of their operations and their cash flows for each of the fifty-two weeks ended March 25, 2012, March 27, 2011 and March 25, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 25, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 7, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
June 7, 2012

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	March 25, 2012	March 27, 2011
CURRENT ASSETS
Cash and cash equivalents	$6,029	$8,940
Marketable securities	14,710	18,906
Restricted cash (Note D)	5,419	4,972
Accounts and other receivables, net	6,535	6,120
Note receivable held for sale (Note G)	-	921
Inventories	1,125	1,139
Prepaid expenses and other current assets	1,394	1,065
Deferred income taxes	338	2,356
Total current assets	35,550	44,419

Property and equipment, net	6,179	5,786
Goodwill	95	95
Intangible assets	1,353	1,353
Deferred income taxes	878	912
Other assets	465	393

	$44,520	$52,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,355	$3,587
Litigation accrual (Note L)	5,419	4,972
Accrued expenses and other current liabilities (Note I)	4,664	4,065
Deferred franchise fees	123	341
Total current liabilities	13,561	12,965

Other liabilities	2,122	1,915

Total liabilities	15,683	14,880

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,855,263 and 8,837,991 shares issued; and 4,363,777 and 5,082,713 shares outstanding at March 25, 2012 and March 27, 2011, respectively	89	88
Additional paid-in capital	53,396	52,945
Retained earnings	25,168	19,010
Accumulated other comprehensive income	497	481
	79,150	72,524
Treasury stock, at cost, 4,491,486 and 3,755,278 shares at March 25, 2012 and March 27, 2011, respectively.	(50,313)	(34,446)
Total stockholders’ equity	28,837	38,078

	$44,520	$52,958

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Fifty-Two weeks ended March 25, 2012	Fifty-Two weeks ended March 27, 2011	Fifty-Two weeks ended March 28, 2010
REVENUES
Sales	$52,369	$44,634	$38,685
Franchise fees and royalties	5,586	4,989	4,758
License royalties	7,586	6,787	6,452
Interest income	573	808	916
Other income, net	108	37	65
Total revenues	66,222	57,255	50,876

COSTS AND EXPENSES
Cost of sales	42,106	34,567	28,513
Restaurant operating expenses	3,115	3,092	3,285
Depreciation and amortization	965	915	843
General and administrative expenses	9,552	10,125	9,708
Litigation accrual (Note L)	-	4,910	-
Impairment charge on note receivable	-	263	250
Interest expense	477	63	-
Recovery of property taxes	-	-	(13)
Total costs and expenses	56,215	53,935	42,586

Income from operations before provision for income taxes	10,007	3,320	8,290
Provision for income taxes	3,849	1,107	2,721
Net income	$6,158	$2,213	$5,569

PER SHARE INFORMATION
Basic income per share:
Net income	$1.26	$0.41	$1.00

Diluted income per share:
Net income	$1.22	$0.40	$0.97

Weighted average shares used in computing income per share:
Basic	4,906,000	5,403,000	5,563,000
Diluted	5,049,000	5,504,000	5,716,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Fifty-Two weeks ended March 25, 2012	Fifty-Two weeks ended March 27, 2011	Fifty-Two weeks ended March 28, 2010

Net income	$6,158	$2,213	$5,569

Other comprehensive income, net of deferred income taxes:

Unrealized gains (losses) on marketable securities	16	(133)	281

Less: reclassification adjustments for loss, included in net income	-	2	-

Other comprehensive income (loss)	16	(135)	281

Comprehensive income	$6,174	$2,078	$5,850

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 25, 2012, March 27, 2011 and March 28, 2010
(in thousands, except share amounts)

	Common	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity
Balance, March 29, 2009	8,305,683	$83	$49,001	$11,228	$335	2,693,806	$(18,798)	$41,849

Shares issued in connection with exercise of employee stock options	467,558	5	1,528	-	-	-	-	1,533

Repurchase of common stock	-	-	-	-	-	484,987	(6,394)	(6,394)

Income tax benefit on stock option exercises	-	-	1,046	-	-	-	-	1,046

Share-based compensation	-	-	428	-	-	-	-	428

Unrealized gains on marketable securities, net of deferred income taxes of $187	-	-	-	-	281	-	-	281

Net income	-	-	-	5,569	-	-	-	5,569
Balance, March 28, 2010	8,773,241	$88	$52,003	$16,797	$616	3,178,793	$(25,192)	$44,312

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 25, 2012, March 27, 2011 and March 28, 2010
 (in thousands, except share amounts)

	Common	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity
Balance, March 28, 2010	8,773,241	$88	$52,003	$16,797	$616	3,178,793	$(25,192)	$44,312

Shares issued in connection with exercise of employee stock options	64,750	-	208	-	-	-	-	208

Repurchase of common stock	-	-	-	-	-	576,485	(9,254)	(9,254)

Income tax benefit on stock option exercises	-	-	356	-	-	-	-	356

Share-based compensation	-	-	378	-	-	-	-	378

Unrealized gains on marketable securities, net of deferred income tax benefit of $107	-	-	-	-	(135)	-	-	(135)

Net income	-	-	-	2,213	-	-	-	2,213
Balance, March 27, 2011	8,837,991	$88	$52,945	$19,010	$481	3,755,278	$(34,446)	$38,078

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-two weeks ended March 25, 2012, March 27, 2011 and March 28, 2010

(in thousands, except share amounts)

	Common	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity
Balance, March 27, 2011	8,837,991	$88	$52,945	$19,010	$481	3,755,278	$(34,446)	$38,078

Shares issued in connection with exercise of employee stock options	17,272	1	64	-	-	-	-	65

Repurchase of common stock	-	-	-	-	-	736,208	(15,867)	(15,867)

Income tax benefit on stock option exercises	-	-	113	-	-	-	-	113

Share-based compensation	-	-	274	-	-	-	-	274

Unrealized gain on marketable securities, net of deferred income taxes of $11	-	-	-	-	16	-	-	16

Net income	-	-	-	6,158	-	-	-	6,158
Balance, March 25, 2012	8,855,263	$89	$53,396	$25,168	$497	4,491,486	$(50,313)	$28,837

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-two weeks ended March 25, 2012	Fifty-two weeks ended March 27, 2011	Fifty-two weeks ended March 28, 2010
Cash flows from operating activities:
Net income	$6,158	$2,213	$5,569
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	965	915	843
Amortization of bond premium	193	267	286
Share-based compensation expense	274	378	428
Gain on sale of marketable securities	-	(4)	-
Provision for doubtful accounts	86	56	181
Impairment charge on note receivable	-	263	250
Deferred income taxes	2,041	(1,957)	(267)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(501)	(951)	(536)
Inventories	14	(110)	(350)
Prepaid expenses and other current assets	(329)	363	(102)
Other assets	(72)	(25)	(210)
Accrued litigation	447	4,972	-
Accounts payable, accrued expenses and other current liabilities	347	812	116
Deferred franchise fees	(218)	26	144
Other liabilities	207	8	827

Net cash provided by operating activities	9,612	7,226	7,179

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	4,050	4,906	1,535
Change in restricted cash	(447)	(4,972)	-
Purchase of property and equipment	(1,358)	(1,245)	(2,184)
Payments received on sale of note receivable	900	-	-
Payments received on note receivable	21	106	215

Net cash provided by (used in) investing activities	3,166	(1,205)	(434)

Cash flows from financing activities:
Repurchase of treasury stock	(15,867)	(9,254)	(6,394)
Income tax benefit on stock option exercises	113	356	1,046
Proceeds from the exercise of stock options and warrant	65	208	1,533

Net cash used in financing activities	(15,689)	(8,690)	(3,815)

Net (decrease) increase in cash and cash equivalents	(2,911)	(2,669)	2,930

Cash and cash equivalents, beginning of year	8,940	11,609	8,679

Cash and cash equivalents, end of year	$6,029	$8,940	$11,609

Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$1,944	$2,636	$2,239

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

Nathan’s Famous, Inc. and subsidiaries (collectively the “Company” or “Nathan’s”) has historically operated or franchised a chain of retail fast food restaurants featuring the “Nathan’s World Famous Beef Hot Dog”, crinkle-cut French-fried potatoes and a variety of other menu offerings.  Nathan’s has also established a Branded Product Program, which enables foodservice retailers to sell select Nathan’s proprietary products outside of the realm of a traditional franchise relationship.  The Company is also the owner of the Arthur Treacher’s brand. Arthur Treacher's main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The Company considers itself to be in the foodservice industry, and has pursued co-branding and co-hosting initiatives; accordingly, management has evaluated the Company as a single reporting unit.

At March 25, 2012, the Company’s restaurant system included five Company-owned units in the New York City metropolitan area (including one seasonal location) and 299 franchised or licensed units, located in 27 states and eight foreign countries.

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

2.     Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52- or 53-week reporting period.  The results of operations and cash flows for the fiscal years ended March 25, 2012, March 27, 2011, and March 28, 2010 are on the basis of a 52-week reporting period.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant estimates made by management in preparing the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, valuation of notes receivable, valuation of stock-based compensation, accounting for income taxes, and the valuation of goodwill, intangible assets and other long-lived assets.

4.     Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents amounted to $92 and $1,670 at March 25, 2012 and March 27, 2011, respectively. Substantially all of the Company’s cash and cash equivalents are in excess of government insurance.

5.     Impairment of Note Receivable

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

7.      Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 25, 2012 and March 27, 2011, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8.     Property and Equipment

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

9.     Goodwill and Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,353 in connection with Arthur Treacher’s.

The Company’s goodwill and intangible assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. As of March 25, 2012 and March 27, 2011, the Company performed its required annual impairment test of goodwill and intangible assets and has determined no impairment is deemed to exist.

10.   Long-lived Assets

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present.  The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations.  No units were deemed impaired during the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010.

11.       Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following tables present assets and liabilities measured at fair value on a recurring basis as of March 25, 2012 and March 27, 2011 based upon the valuation hierarchy:

March 25, 2012	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$14,710	$-	$14,710
Total assets at fair value	$-	$14,710	$-	$14,710

March 27, 2011	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$18,906	$-	$18,906
Total assets at fair value	$-	$18,906	$-	$18,906

The carrying amounts of cash equivalents, accounts receivable, notes receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

12.      Start-up Costs

Pre-opening and similar restaurant costs are expensed as incurred.

13.      Revenue Recognition - Branded Product Program

The Company recognizes sales from the Branded Product Program and certain products sold from the Branded Menu Program when it is determined that the products the Company has sold have been delivered via third party common carrier to Nathan’s customers. Rebates provided to customers are classified as a reduction to sales.

14.      Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash or credit card by the customer, are recognized upon the performance of services. Sales are presented net of sales tax.

15.      Revenue Recognition - Franchising Operations

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At March 25, 2012 and March 27, 2011, $123 and $341, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, the Company earned franchise fees of $920, $663, and $678, respectively, from new unit openings, transfers, co-branding and forfeitures.

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company.  Revenue from development agreements is deferred and recognized ratably over the term of the agreement, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 25, 2012 and March 27, 2011, $603 and $425, respectively, of deferred development fee revenue is included in the accompanying consolidated balance sheets.

The following is a summary of franchise openings and closings for the Nathan’s franchise restaurant system for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010:

	March 25, 2012	March 27, 2011	March 28, 2010

Franchised restaurants operating at the beginning of the period	264	246	249

New franchised restaurants opened during the period	67	40	33

Franchised restaurants closed during the period	(32)	(22)	(36)

Franchised restaurants operating at the end of the period	299	264	246

The Company recognizes franchise royalties on a monthly basis, which are generally based upon a percentage of sales made by the Company’s franchisees, when they are earned and deemed collectible. The Company recognizes royalty revenue from its Branded Menu Program directly from the sale of Nathan’s products by the manufacturers.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee or until collectibility is deemed to be reasonably assured. Revenue from sub-leasing properties is recognized in income as the revenue is earned and becomes receivable and deemed collectible.  Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated statements of earnings.

17.      Revenue Recognition – License Royalties

The Company earns revenue from royalties on the licensing of the use of its name on certain products produced and sold by outside vendors.  The use of the Company name and symbols must be approved by the Company prior to each specific application to ensure proper quality and project a consistent image.  Revenue from license royalties is recognized on a monthly basis when it is earned and deemed collectible.

18.      Business Concentrations and Geographical Information

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees.  At March 25, 2012, one retail licensee and three Branded Product customers each represented 19%, 14%, 13% and 12%, respectively, of accounts receivable. At March 27, 2011, one retail licensee and three Branded Product customers each represented 11%, 16%, 13% and 11%, respectively, of accounts receivable.  No franchisee, retail licensee or Branded Product customer accounted for 10% or more of total revenues during the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010.

The Company’s primary supplier of hot dogs represented 79%, 75% and 74% of product purchases for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, respectively.  The Company’s distributor of product to its Company-owned restaurants represented 8%, 9% and 11% of product purchases for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, respectively.

The Company’s revenues for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010 were derived from the following geographic areas:

	March 25, 2012	March 27, 2011	March 28, 2010

Domestic (United States)	$64,534	$55,824	$49,747
Non-domestic	1,688	1,431	1,129
	$66,222	$57,255	$50,876

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

19.      Advertising

The Company administers an advertising fund on behalf of its franchisees to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising fund are based on specified percentages of net sales, generally ranging up to 2%. Net Company-owned store advertising expense, which is expensed as incurred, was $227, $233, and $247, for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, respectively, have been included within restaurant operating expenses in the accompanying consolidated statements of earnings.

20.      Stock-Based Compensation

At March 25, 2012, the Company had several stock-based employee compensation plans in effect which are more fully described in Note K.

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

21.      Classification of Operating Expenses

Cost of sales consist of the following:

o	The cost of products sold by Company-operated restaurants, through the Branded Product Program and through other distribution channels.
o	The cost of labor and associated costs of in-store restaurant management and crew.
o	The cost of paper products used in Company-operated restaurants.
o	Other direct costs such as fulfillment, commissions, freight and samples.

Restaurant operating expenses consist of the following:

o	Occupancy costs of Company-operated restaurants.
o	Utility costs of Company-operated restaurants.
o	Repair and maintenance expenses of Company-operated restaurant facilities.
o	Marketing and advertising expenses done locally and contributions to advertising funds for Company-operated restaurants.
o	Insurance costs directly related to Company-operated restaurants.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

22.      Income Taxes

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary differences resulting from different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible.  Should management determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

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

23.       Adoption of New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a number of amendments in order to align the fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe many of the requirements in US GAAP for measuring fair value or disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments modify a particular principle or requirement for measuring fair value or for disclosing fair value measurements. The amended guidance was effective for Nathan’s beginning with the first interim or annual reporting period beginning after December 15, 2011; early application was not permitted. We adopted these amendments during the fiscal period ended March 25, 2012, and these amendments did not have a material effect on our consolidated results of operations or financial position.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2011, the FASB issued guidance covering the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Irrespective of the format that is chosen, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total for comprehensive income. Entities were also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where components of net income and components of OCI are presented. However, the implementation of this last requirement was deferred by the FASB in December 2011. Nathan’s elected to early adopt this accounting standard at March 25, 2012. The adoption of this new accounting standard modified the required disclosures, but did not have a material effect on our consolidated results of operations or financial position.

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, respectively:

	Net Income			Shares			Net income per share
	2012	2011	2010	2012	2011	2010	2012	2011	2010

Basic EPS
Basic calculation	$6,158	$2,213	$5,569	4,906,000	5,403,000	5,563,000	$1.26	$.41	$1.00
Effect of dilutive employee stock options and warrants	-	-	-	143,000	101,000	153,000	(.04)	(.01)	(.03)

Diluted EPS
Diluted calculation	$6,158	$2,213	$5,569	5,049,000	5,504,000	5,716,000	$1.22	$.40	$.97

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE C - INCOME PER SHARE (continued)

There were no options to purchase shares of common stock for the year ended March 25, 2012, that were excluded from the computation of diluted earnings per share. Options and warrants to purchase 110,000 and 110,000 shares of common stock for the years ended March 27, 2011 and March 28, 2010, respectively, were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares during the respective periods.

NOTE D – RESTRICTED CASH

We have been engaged in litigation with SMG, Inc. “SMG”, as further described in Note L.2, “Legal Proceedings” related to our License Agreement and, in connection with that litigation, damages of $4,910, inclusive of pre-judgment interest, were assessed against Nathan’s (the “Judgment”).  Nathan’s has determined to appeal both of the court’s findings with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG and the amount of the Judgment.

In connection with this appeal, Nathan’s was required to provide security for the damages, and has entered into a Blocked Deposit Account Control Agreement (“Blocked Account Agreement”) with SMG and Citibank, N.A. (the “Bank”).

Nathan’s has also entered into a Security Agreement with SMG (the “Security Agreement”), pursuant to which, Nathan’s has granted SMG a security interest in the amounts on deposit in the Blocked Account at the Bank (the “Account”) in order to secure Nathan’s’ obligation to pay the Judgment, together with post-judgment interest on such amount and costs incurred in connection with such amounts.

Pursuant to the Blocked Account Agreement, at March 25, 2012, Nathan’s has deposited a total of $5,419 into the Account and including an amount equal to the post-judgment interest (calculated at 9% per annum) and has classified the amount of the Judgment along with the post-judgment interest as restricted cash in the accompanying balance sheet.  Pursuant to the Blocked Account Agreement, Nathan’s will have no right to withdraw amounts from the Account, until: (1) the Bank receives written notice from SMG (a “Release Notice”) that (a) the Judgment, plus all applicable post-judgment interest, has been satisfied, (b) the Judgment has been reversed or the Judgment has been vacated and the matter remanded and that any subsequent motions or appeals have been resolved, (c) Nathan’s and SMG have entered a fully-executed settlement agreement resolving the Judgment, or (d) SMG has withdrawn its “Disposition Notice” (as defined below) or (2) the Bank has received a Disposition Notice and has acted in accordance with the Disposition Notice.

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

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE E - MARKETABLE SECURITIES

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 25, 2012	$13,897	$814	$1	$14,710

March 27, 2011	$18,139	$767	$-	$18,906

As of March 25, 2012, the municipal bonds mature at various dates between April 2012 and October 2019. The following represents the bond maturities by period:

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

March 25, 2012	$14,710	$2,002	$10,310	$2,398	$-

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains and losses included in the determination of net income are as follows:

	March 25, 2012	March 27, 2011	March 28, 2010
Available-for-sale securities:
Proceeds	$4,050	$4,906	$1,535
Gross realized gains	$-	$4	$-

The change in net unrealized gains (losses) on available-for-sale securities for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, of $16, $(135) and $281, respectively, which is net of deferred income taxes, has been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sales securities as of March 25, 2012 and March 27, 2011.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE F - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 25, 2012	March 27, 2011

Franchise and license royalties	$2,093	$1,831
Branded product sales	4,246	3,950
Other	334	401
	6,673	6,182

Less: allowance for doubtful accounts	138	62

Accounts and other receivables, net	$6,535	$6,120

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

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010 are as follows:

	March 25, 2012	March 27, 2011	March 28, 2010

Beginning balance	$62	$415	$205
Bad debt expense	86	56	181
Uncollectible marketing fund contributions	-	12	50
Accounts written off	(10)	(421)	(21)

Ending balance	$138	$62	$415

NOTE G – NOTE RECEIVABLE HELD FOR SALE

In connection with Nathan’s sale of its then wholly-owned subsidiary Miami Subs Corporation (“Miami Subs”) on June 7, 2007, to Miami Subs Capital Partners I, Inc. (“Purchaser”), Nathan’s accepted Purchaser’s promissory note in the principal amount of $2,400 (the “MSC Note”) as part of the consideration.  The MSC Note originally bore interest at 8% per annum and was secured by a lien on all of the assets of Miami Subs and by the personal guarantees of two principals of the Purchaser.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE G – NOTE RECEIVABLE HELD FOR SALE (continued)

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

As of March 27, 2011, management further evaluated the Amended MSC Note for impairment by comparing the present value of the expected future cash flows on the Amended MSC Note to the current carrying value and recorded an impairment charge of $263. On May 4, 2011, Nathan’s entered into a Note Purchase and Sale Agreement with Y & Y Capital Co, LLC (“Note Purchaser” and such agreement, the “Purchase Agreement”) pursuant to which Nathan’s has agreed to sell to the Note Purchaser the Amended MSC Note, for $900 in cash.  Simultaneously with the execution of the Purchase Agreement, the Note Purchaser paid to Nathan’s $450 to be applied to the purchase price payable under the Purchase Agreement.  The sale of the Amended MSC Note was completed on June 29, 2011 and Nathan’s received the $450 balance of the sale proceeds. In connection with the sale of the Amended MSC Note, simultaneously with the closing of such sale, Nathan’s also assigned to the Note Purchaser all of its rights under certain related agreements which secure the obligation of the Purchaser under the Amended MSC Note, including a security agreement dated as of June 7, 2007, two personal guaranties and an irrevocable direction for the payment of funds under certain circumstances. Nathan’s retained certain rights under the irrevocable direction.  On October 24, 2011, Nathan’s executed a Release and Direction among the parties agreeing to accept $125 in cash, in full satisfaction of Nathan’s rights under the irrevocable direction. In November 2011, Nathan’s received these proceeds which have been recorded as other income, net in the fiscal year ended March 25, 2012.

Following is a summary of the impaired note receivable:
March 27, 2011

Total recorded investment in impaired note receivable	$1,434
Allowance for impaired note receivable	(513)
Recorded investment in impaired note receivable, net	921
Less current portion	(921)
$-

Interest income recognized	$87

Average recorded investment in impaired notes receivable	$1,179

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE H - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 25, 2012	March 27, 2011

Land	$1,197	$1,197
Building and improvements	2,178	2,167
Machinery, equipment, furniture and fixtures	5,560	5,105
Leasehold improvements	3,994	3,874
Construction-in-progress	664	273
	13,593	12,616
Less: accumulated depreciation and amortization	7,414	6,830

	$6,179	$5,786

NOTE I – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 25, 2012	March 27, 2011
Payroll and other benefits	$2,100	$2,008
Accrued rebates	486	493
Professional and legal costs	148	75
Self-insurance costs	24	19
Rent and occupancy costs	161	126
Taxes payable	217	111
Deferred revenue	661	592
Construction costs	308	107
Unexpended advertising funds	320	364
Other	239	170
	$4,664	$4,065

Other liabilities consist of the following:

	March 25, 2012	March 27, 2011
Deferred development fees	$530	$371
Reserve for uncertain tax positions (Note J)	528	490
Deferred rental liability	829	835
Contingent guaranty	227	211
Deferred royalty	8	8
	$2,122	$1,915

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE J - INCOME TAXES

The income tax provision (benefit) consists of the following for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010:

	March 25, 2012	March 27, 2011	March 28, 2010
Federal
Current	$1,274	$2,330	$2,538
Deferred	1,566	(1,545)	(212)
	2,840	785	2,326
State and local
Current	534	734	452
Deferred	475	(412)	(57)
	1,009	322	395
	$3,849	$1,107	$2,721

The total income tax provision for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010 differs from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

	March 25, 2012	March 27, 2011	March 28, 2010

Computed “expected” tax expense	$3,412	$1,129	$2,819
State and local income taxes, net of Federal income tax benefit	682	274	391
Tax-exempt investment earnings	(178)	(244)	(272)
Reduction in uncertain tax positions	(24)	(94)	(198)
Nondeductible meals and entertainment and other	(43)	42	(19)
	$3,849	$1,107	$2,721

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE J - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 25, 2012	March 27, 2011
Deferred tax assets
Accrued expenses	$183	$183
Allowance for doubtful accounts	44	14
Deferred revenue	520	524
Depreciation expense	-	143
Deferred stock compensation	830	729
Excess of straight line over actual rent	340	342
Litigation accrual	-	2,000
Other	20	20
Total gross deferred tax assets	$1,937	$3,955

Deferred tax liabilities
Difference in tax bases of installment gains not yet recognized	-	25
Deductible prepaid expense	191	188
Unrealized gain on marketable securities	307	296
Depreciation expense	12	-
Other	211	178
Total gross deferred tax liabilities	721	687
Net deferred tax asset	1,216	3,268
Less current portion	(338)	(2,356)
Long-term portion	$878	$912

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. Based upon these considerations, management believes that it is more likely than not that the Company will realize the benefit of this net deferred tax asset of $1,216 and $3,268 at March 25, 2012 and March 27, 2011, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 25, 2012 and March 27, 2011.

	March 25, 2012	March 27, 2011

Unrecognized tax benefits, beginning of year	$318	$378
Increases based on tax positions taken in prior years	119	-
Decreases of tax positions taken in prior years	(41)	(73)
Increase based on tax positions taken in current year	26	13
Settlements of tax positions taken in prior years	-	-

Unrecognized tax benefits, end of year	$422	$318

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE J - INCOME TAXES (continued)

The amount of unrecognized tax benefits at March 25, 2012 and March 27, 2011 was $422 and $318, respectively, all of which would impact Nathan’s effective tax rate, if recognized.  As of March 25, 2012 and March 27, 2011, the Company had $356 and $330, respectively, accrued for the payment of interest and penalties.  The Company believes that it is reasonably possible that decreases in unrecognized tax benefits of up to $134 may be recorded within the next year.

Nathan’s is subject to tax in the U.S. and various state and local jurisdictions. Effective May 28, 2010, the Company concluded its audit by the Internal Revenue Service for the fiscal year ended March 25, 2007, which resulted in no changes to the return as filed.  New York State completed an examination of fiscal years ending March 2005 through March 2007, resulting in no changes to the returns as filed. New York City has examined tax years ending March 2008 through March 2010.  The Company is reviewing a NYC proposed adjustment which has been accrued in the accompanying financial statements. Nathan’s has received notices from New York City and the States of Florida and Massachusetts that our tax returns for the fiscal years ended March 2008, March 2009 and March 2010 will be reviewed. Additionally, the State of Massachusetts has indicated that our tax return for the fiscal year ended March 2011 will also be reviewed. The earliest tax years’ that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2009
New York State	2009
New York City	2008

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Stock Option Plans

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

In June 2001, the Company adopted the Nathan’s Famous, Inc. 2001 Stock Option Plan (the “2001 Plan”), which provided for the issuance of nonqualified stock options to directors, officers and key employees.  Up to 350,000 shares of common stock were originally reserved for issuance upon the exercise of options granted and for future issuance in connection with awards under the 2001 Plan.  On September 12, 2007, Nathan’s shareholders approved certain modifications to the 2001 Plan, which increased the number of options available for future grant by 275,000 shares. As of July 19, 2010, there were 168,500 shares available to be issued for future grants which have been incorporated into the Nathan’s Famous, Inc. 2010 Stock Incentive Plan (the “2010 Plan”).

In June 2002, the Company adopted the Nathan’s Famous, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the issuance of nonqualified stock options or restricted stock awards to directors, officers and key employees.  Up to 300,000 shares of common stock were originally reserved for issuance in connection with awards under the 2002 Plan. As of July 19, 2010, there were 2,500 shares available to be issued for future grants which have been subsequently incorporated into the 2010 Plan.

On September 14, 2010, the Company’s shareholders approved the 2010 Plan, which provides for the issuance of nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to directors, officers and key employees.  The Company is authorized to issue up to 150,000 shares of common stock under the 2010 Plan, together with any shares which had not been previously issued under the 2001 Plan and the 2002 Plan as of July 19, 2010 (171,000 shares),  plus any shares subject to any outstanding options or restricted stock grants under the 2001 Plan or the 2002 Plan that were outstanding as of July 19, 2010 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 100,000 shares.  Shares to be issued under the Plan may be made available from authorized but unissued Stock, Stock held by the Company in its treasury, or Stock purchased by the Company on the open market or otherwise. The number of shares issuable and the grant, purchase or  exercise price of outstanding awards are subject to adjustment in the amount that the Company’s Compensation Committee considers appropriate upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. In the event that the Company issues restricted stock awards, each share of restricted stock would reduce the amount of available shares by 3.2 shares for each share of restricted stock granted. As of March 25, 2012, there were up to 143,500 shares available to be issued for future grants under the 2010 Plan and no new awards are available for future grant pursuant to the 2001 Plan or 2002 Plan.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

During the fifty-two week period ended March 25, 2012, the Company granted options to purchase 177,500 shares at an exercise price of $17.75 per share, all of which expire five years from the date of grant. All of such stock options vest ratably over a four-year period commencing June 6, 2012. No stock-based awards were granted during the fiscal years ended March 27, 2011 and March 28, 2010.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted were as follows:

March 25, 2012
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

Stock-based compensation expense, recognized during the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010 was $274, $378 and $428 respectively, and is included in general and administrative expense in the accompanying Consolidated Statements of Earnings. The tax benefit on stock based compensation expense was $101, $125 and $171 for the years ended March 25, 2012, March 27, 2011 and March 28, 2010, respectively.  As of March 25, 2012, there was $714 of unamortized compensation expense related to stock options.  The Company expects to recognize this expense over approximately three years and three months, which represents the remaining requisite service periods for such awards.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

A summary of the status of the Company’s stock options at March 25, 2012, March 27, 2011 and March 28, 2010 and changes during the fiscal years then ended is presented in the tables below:

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding – beginning of year	470,000	$11.29	534,750	$10.31	1,027,308	$6.94

Granted	177,500	17.75	-	-	-	-
						-
Expired	-	-	-	-	(25,000)	3.19

Exercised	(25,500)	9.36	(64,750)	3.22	(467,558)	3.28

Options outstanding - end of year	622,000	$13.21	470,000	$11.29	534,750	$10.31

Options exercisable - end of year	444,500	$11.40	415,500	$10.90	409,083	$8.97

Weighted-average fair value of options granted	177,500	$5.04

During the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, options to purchase 25,500, 64,750 and 467,558 shares were exercised which aggregated proceeds of $65, $208 and $1,533, respectively, to the Company.

The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010 were $289, $876 and $4,929 respectively.

The following table summarizes information about outstanding stock options at March 25, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 25, 2012	622,000	$13.21	3.05	$4,849

Options exercisable at March 25, 2012	444,500	$11.40	2.59	$4,270

Exercise prices range from $3.81 to $17.75

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

The New Rights were distributed as a dividend. Initially, the New Rights will attach to, and trade with, the Company’s common stock.  Subject to the terms, conditions and limitations of the New Rights Plan, the New Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock. Upon such an event and payment of the purchase price of $30 (the “New Right Purchase Price”), each New Right (except those held by the acquiring person or group) will entitle the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less than the New Right Purchase Price, a number of shares of the Company’s common stock which at the time of the transaction has a market value equal to the New Right Purchase Price. The Company’s Board of Directors may redeem the New Rights prior to the time they are triggered. Upon adoption of the New Rights Plan, the Company reserved 16,589,516 shares of common stock for issuance upon exercise of the New Rights.  At March 25, 2012, the Company reserved 7,324,051 shares of common stock, based upon the closing market price per share on Friday, March 23, 2012 of $21.01. The New Rights will expire on June 5, 2013 unless earlier redeemed or exchanged by the Company.

  3.          Stock Repurchase Programs

Through March 25, 2012, Nathan’s purchased a total of 4,491,486 shares of common stock at a cost of approximately $50,313 pursuant to the various stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 736,208 shares were repurchased at a cost of $15,867 during the year ended March 25, 2012.  As of March 25, 2012, an aggregate of 407,473 shares are remaining to be purchased pursuant to the Company’s previously-adopted stock repurchase plans. Purchases under the stock repurchase plans may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the stock repurchase plans.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 300,000 shares. As of March 25, 2012, the Company has repurchased 392,527 shares at a cost of $6,707 under the sixth stock repurchase plan.

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

On September 10, 2010, Nathan’s entered into a new 10b5-1 Agreement with MSI, authorizing the purchase of shares of the Company’s common stock, initially having an aggregate value of up to $4.8 million. Such purchases were able to commence on September 20, 2010. On February 3, 2011, Nathan’s and MSI amended this agreement to increase the aggregate value to approximately $7.5 million. This agreement was subsequently amended on August 4, 2011 to extend the termination date from September 19, 2011 to November 15, 2011. The Company, through MSI had repurchased shares aggregating $4,622 pursuant to this 10b5-1 agreement when it expired on November 15, 2011. The agreement was adopted to ensure that the Company’s repurchases would comply with the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

On December 1, 2011, the Company’s Board of Directors authorized the commencement of a modified dutch tender offer to repurchase up to 500,000 shares of its common stock at a price of not less than $20.00 nor greater than $22.00 per share. The tender offer expired on January 12, 2012. Based on the final count by American Stock Transfer & Trust Company, the depositary of the tender, 663,982 shares of common stock were tendered and not withdrawn at or below the final purchase price of $22.00 per share. Pursuant to the terms of the tender offer, Nathan’s elected to purchase an additional 98,959 shares (within up to 2% of the outstanding shares of its common stock). All of such shares purchased in the tender were purchased at the same price of $22.00 per share.  As such, Nathan’s accepted for purchase an aggregate of 598,959 shares of its common stock, at a purchase price of $22.00 per share, for a total cost of $13,294, including fees and expenses related to the tender.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff will serve as Chief Executive  Officer from January 1, 2007 until December 31, 2008, which period shall extend for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement has been extended through December 31, 2012, based on the original terms, and no non-renewal notice has been given.

Pursuant to the agreement, Mr. Gatoff will receive a base salary, currently $350, and an annual bonus based on his performance measured against the Company’s financial, strategic and operating objectives as determined by the Compensation Committee. The Gatoff Employment Agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996.  The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. Consequently, the employment agreement has been extended annually through December 31, 2012, based on the original terms, and no non-renewal notice has been given.  The agreement provides for annual compensation, currently $289, plus certain other benefits.  In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

Effective May 31, 2007, the Company and its Executive Vice President entered into a new employment agreement which provides for annual compensation of $210 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. No non-renewal notice has been given. The agreement includes a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times his annual compensation upon a change in control, as defined. In the event a non-renewal notice is delivered, the Company must pay the officer an amount equal to his base salary as then in effect.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

5.           Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year.  Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary.  Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary.  Employer contributions for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010 were $30, $30 and $28, respectively.

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Pan”) covering substantially all of the Company’s union-represented employees.   The risks of participating in the Union Plan is different from a single-employer plan in the following aspects (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability.  The Company has no plans or intentions to stop participating in the plan as of March 25, 2012 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred.  Contributions to the Union Plan were $19, $20 and $18 for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, respectively.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

As of March 25, 2012, the Company has non-cancelable operating lease commitments, net of certain sublease rental income, as follows:

	Lease commitments	Sublease income	Net lease commitments

2013	$1,676	$427	$1,249
2014	1,690	427	1,263
2015	1,680	404	1,276
2016	1,553	270	1,283
2017	1,572	254	1,318
Thereafter	9,760	2,145	7,615

	$17,931	$3,927	$14,004

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,248, $1,176 and $1,350 for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, respectively.  Sublease rental income was $229, $311 and $334 for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, respectively.

Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels.  The percentage of gross sales to be paid and related gross sales level which vary by unit.  Contingent rental expense, which is inclusive of common area maintenance charges, was approximately $151, $165 and $205 for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, respectively.

The Company leases two sites which it in turn subleases to franchisees, which expire on various dates through 2018 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

The Company also subleases a restaurant location to a third party. This sublease provides for minimum annual rental payments by the Company aggregating approximately $1,025 and expires in 2027 exclusive of renewal options.

The Company leases the majority of its corporate office in Florida to the purchaser of Miami Subs, which lease, as amended, currently provides for lease payments of $29 per annum including charges for common area expenses.  The lease expires in 2016 exclusive of renewal options.

At March 25, 2012, Nathan’s had open purchase commitments for hot dogs at a total cost of $4,900 for purchase between April and June 2012. The hot dogs to be purchased represent approximately 53% of Nathan’s estimated usage during the period of the commitment. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011.  Nathan’s filed a reply brief on November 14, 2011.

3.	Guaranty

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York.  The Guaranty of Lease could be called upon in the event of a default by the tenant/franchisee.  The guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs.  Nathan’s has recorded a liability of $227 in connection with this guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has not made any payments pursuant to this guaranty. In connection with the Nathan’s Franchise Agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the lease.

NOTE M - RELATED PARTY TRANSACTIONS

An accounting firm of which Charles Raich, who serves on Nathan’s Board of Directors, serves as Managing Partner, received ordinary tax preparation and other consulting fees of $127, $140 and $149 for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, respectively.

A firm to which Mr. Lorber serves as a consultant (and, prior to January 2005, as the Chairman), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $26, $25 and $13 for the fiscal years ended March 25, 2012, March 27, 2011 and March 28, 2010, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 25, 2012, March 27, 2011, and March 28, 2010

NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2012

Total revenues	$17,897	$19,118	$14,800	$14,407
Gross profit (a)	2,680	3,948	2,011	1,624
Net income	1,596	2,269	1,211	1,082

Per share information
Net income (loss) per share
Basic (b)	$.31	$.45	$.24	$.24
Diluted (b)	$.31	$.44	$.24	$.23

Shares used in computation of net income per share
Basic (b)	5,078,000	5,025,000	4,964,000	4,559,000
Diluted (b)	5,201,000	5,163,000	5,113,000	4,720,000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2011

Total revenues	$15,626	$16,282	$13,079	$12,268
Gross profit (a)	2,862	3,541	2,276	1,388
Net income (loss)	1,660	151	(153)	555

Per share information
Net income (loss) per share
Basic (b)	$.30	$.03	$(.03)	$.11
Diluted (b)	$.29	$.03	$(.03)	$.11

Shares used in computation of net income (loss) per share
Basic (b)	5,594,000	5,573,000	5,352,000	5,094,000
Diluted (b)	5,694,000	5,677,000	5,352,000	5,190,000

(a)	Gross profit represents the difference between sales and cost of sales.
(b)
The sum of the quarters may not equal the full year per share amounts included in the accompanying consolidated statements of earnings due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 25, 2012, March 27, 2011 and March 28, 2010

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		(1)	(2)

Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of period

Fifty-two weeks ended March 25, 2012

Allowance for doubtful accounts - accounts receivable	$62	$86	$-		$10	(a)	$138

Fifty-two weeks ended March 27, 2011

Allowance for doubtful accounts - accounts receivable	$415	$56	$12	(b)	$421	(a)	$62

Fifty-two weeks ended March 28, 2010

Allowance for doubtful accounts - accounts receivable	$205	181	$50	(b)	$21	(a)	$415

(a)	Uncollectible amounts written off.
(b)	Uncollectible marketing fund contributions.

EXHIBIT INDEX

21	*List of Subsidiaries of the Registrant.
23	*Consent of Grant Thornton LLP dated June 7, 2012.
31.1	*Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	*Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	*Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.