Form 10-Q
period 2012-06-24
NATHANS FAMOUS INC
filed 2012-08-03
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2012.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934
For the transition period from to .

Commission file number 0-3189

NATHAN'S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of	(I.R.S. Employer
ration or organization)	Identification No.)

One Jericho Plaza, Second Floor – Wing A, Jericho, New York  11753
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

At August 1, 2012, an aggregate of 4,402,339 shares of the registrant's common stock, par value of $.01, were outstanding.

1

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 24, 2012 and March 25, 2012
(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	June 24, 2012	March 25, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,634	$6,029
Marketable securities	12,629	14,710
Restricted cash (Note E)	5,531	5,419
Accounts and other receivables, net	8,741	6,535
Inventories	1,411	1,125
Prepaid expenses and other current assets	629	1,394
Deferred income taxes	338	338
Total current assets	37,913	35,550

Property and equipment, net	5,997	6,179
Goodwill	95	95
Intangible assets	1,353	1,353
Deferred income taxes	733	878
Other assets	465	465

	$46,556	$44,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,916	$3,355
Litigation accrual (Note K)	5,531	5,419
Accrued expenses and other current liabilities	3,767	4,664
Deferred franchise fees	102	123
Total current liabilities	13,316	13,561

Other liabilities	2,146	2,122

Total liabilities	15,462	15,683

COMMITMENTS AND CONTINGENCIES (Note K)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,893,825 and 8,855,263 shares issued; and 4,402,339 and 4,363,777 shares outstanding at June 24, 2012 and March 25, 2012, respectively	89	89
Additional paid-in capital	53,676	53,396
Retained earnings	27,174	25,168
Accumulated other comprehensive income	468	497
	81,407	79,150
Treasury stock, at cost, 4,491,486 and 4,491,486 shares at June 24, 2012 and March 25, 2012, respectively.	(50,313)	(50,313)
Total stockholders’ equity	31,094	28,837

	$46,556	$44,520

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen weeks ended June 24, 2012 and June 26, 2011
(in thousands, except share and per share amounts)
(Unaudited)

	June 24, 2012	June 26, 2011

REVENUES
Sales	$16,405	$14,316
Franchise fees and royalties	1,430	1,435
License royalties	2,229	1,967
Interest income	100	178
Other income	18	1
Total revenues	20,182	17,897

COSTS AND EXPENSES
Cost of sales	12,985	11,636
Restaurant operating expenses	875	819
Depreciation and amortization	274	227
General and administrative expenses	2,625	2,512
Interest expense	112	112
Total costs and expenses	16,871	15,306

Earnings before provision for income taxes	3,311	2,591
Provision for income taxes	1,305	995
Net income	$2,006	$1,596

PER SHARE INFORMATION
Basic income per share:
Net income	$.46	$.31

Diluted income per share:
Net income	$.44	$.31

Weighted average shares used in computing income per share
Basic	4,368,000	5,078,000
Diluted	4,531,000	5,201,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Thirteen weeks ended June 24, 2012 and June 26, 2011
(in thousands)
(Unaudited)

	June 24, 2012	June 26, 2011

Net income	$2,006	$1,596

Other comprehensive (loss) income, net of deferred income taxes:

Unrealized (losses) gains on available for sale securities	(29)	62

Other comprehensive (loss) income	(29)	62
Comprehensive income	$1,977	$1,658

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirteen weeks ended June 24, 2012
(in thousands, except share amounts)
(Unaudited)

	Common	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, March 25, 2012	8,855,263	$89	$53,396	$25,168	$497	4,491,486	$(50,313)	$28,837

Shares issued in connection with the exercise of employee stock options	38,562		214					214

Withholding tax on net share settlement of exercise of employee stock options			(237)					(237)

Income tax benefit on stock option exercises			247					247

Share-based compensation			56					56

Unrealized (loss) on available for sale securities, net of deferred income tax (benefit) of ($20)					(29)			(29)

Net income	-	-	-	2,006	-	-	-	2,006
Balance, June 24, 2012	8,893,825	$89	$53,676	$27,174	$468	4,491,486	$(50,313)	$31,094

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirteen weeks ended June 24, 2012 and June 26, 2011
(in thousands)
(Unaudited)

	June 24, 2012	June 26, 2011
Cash flows from operating activities:
Net income	$2,006	$1,596
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	274	227
Provision for doubtful accounts	24	-
Amortization of bond premium	31	55
Share-based compensation expense	56	86
Deferred income taxes	166	466
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,230)	(1,578)
Inventories	(286)	(355)
Prepaid expenses and other current assets	765	152
Other assets	-	3
Accrued litigation	112	112
Accounts payable, accrued expenses and other current liabilities	(336)	397
Deferred franchise fees	(21)	(29)
Other liabilities	24	66

Net cash provided by operating activities	585	1,198

Cash flows from investing activities:
Proceeds from sale and maturities of available for sale securities	2,000	-
Purchase of property and equipment	(92)	(238)
Change in restricted cash	(112)	(112)
Deposit received on sale of note receivable	-	450
Payments received on note receivable	-	21

Net cash provided by investing activities	1,796	121

Cash flows from financing activities:
Income tax benefit on stock option exercises	247	-
Proceeds from exercise of stock options	214	-
Payments of withholding tax on net share settlement exercise of employee stock options	(237)	-
Repurchase of treasury stock	-	(573)
Net cash provided by (used in) financing activities	224	(573)

Net increase in cash and cash equivalents	2,605	746

Cash and cash equivalents, beginning of year	6,029	8,940

Cash and cash equivalents, end of year	$8,634	$9,686

Cash paid during the year for:
Interest	$-	$-
Income taxes	$23	$273

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 24, 2012
(Unaudited)
 NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,”  “we,” “us” or “our”) as of and for the thirteen week periods ended June 24, 2012 and June 26, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented.  However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission.  Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 25, 2012.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2012. There have been no changes to the Company’s significant accounting policies subsequent to March 25, 2012.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

There are no recently issued accounting pronouncements that have not yet been adopted that are expected, when adopted, to have a material impact on the consolidated financial statements or notes thereto.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 24, 2012 and March 25, 2012 based upon the valuation hierarchy (in thousands):

June 24, 2012	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$12,629	$-	$12,629

Total assets at fair value	$-	$12,629	$-	$12,629

March 25, 2012	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$14,710	$-	$14,710

Total assets at fair value	$-	$14,710	$-	$14,710

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

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 24, 2012, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At June 24, 2012 and March 25, 2012, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 24, 2012	$11,865	$764	$-	$12,629

March 25, 2012	$13,897	$814	$1	$14,710

The municipal bonds held at June 24, 2012, mature at various dates between April 2013 and October 2019. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

June 24, 2012	$12,629	$778	$10,575	$1,276	$-

The change in net unrealized (losses) gains on available-for-sale securities for the thirteen-week periods ended June 24, 2012 and June 26, 2011 of ($29) and $62, respectively, which are net of deferred income tax (benefit), expense of ($20) and $41, respectively, have been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sales securities as of June 24, 2012 and March 25, 2012.

NOTE E – RESTRICTED CASH

We have been engaged in litigation with SMG, Inc. (“SMG”, as further described in Note K.2) related to a License Agreement with SMG dated as of February 28, 1994, as amended (the “License Agreement”) and, in connection with that litigation, damages of $4,910,000 inclusive of pre-judgment interest, were assessed against Nathan’s (the “Judgment”).  Nathan’s appealed both of the court’s findings with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG and the amount of the Judgment (See Note K.2).

In connection with this appeal, Nathan’s was required to provide security for the damages, and has entered into a Blocked Deposit Account Control Agreement (“Blocked Account Agreement”) with SMG and Citibank, N.A. (the “Bank”).

Nathan’s has also entered into a Security Agreement with SMG (the “Security Agreement”), pursuant to which, Nathan’s has granted SMG a security interest in the amounts on deposit in the Blocked Account at the Bank (the “Account”) in order to secure Nathan’s’ obligation to pay to the Judgment, together with post-judgment interest on such amount and costs incurred in connection with such amounts.

Pursuant to the Blocked Account Agreement, at June 24, 2012, Nathan’s has deposited a total of $5,531,000 into the Account which includes an amount equal to the post-judgment interest (calculated at 9% per annum) and has classified the amount of the Judgment along with the post-judgment interest as restricted cash in the accompanying balance sheet.  Pursuant to the Blocked Account Agreement, Nathan’s will have no right to withdraw amounts from the Account, until: (1) the Bank receives written notice from SMG (a “Release Notice”) that (a) the Judgment, plus all applicable post-judgment interest, has been satisfied, (b) the Judgment has been reversed or the Judgment has been vacated and the matter remanded and that any subsequent motions or appeals have been resolved, (c) Nathan’s and SMG have entered a fully-executed settlement agreement resolving the Judgment, or (d) SMG has withdrawn its “Disposition Notice” (as defined below) or (2) the Bank has received a Disposition Notice and has acted in accordance with the Disposition Notice.

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

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 24, 2012	March 25, 2012

Branded product sales	$5,377	$4,246
Franchise and license royalties	3,251	2,093
Other	282	334
	8,910	6,673
Less: allowance for doubtful accounts	169	138
Accounts and other receivables, net	$8,741	$6,535

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

Changes in the Company’s allowance for doubtful accounts for the thirteen-week period ended June 24, 2012 and the fiscal year ended March 25, 2012 are as follows (in thousands):
	June 24, 2012	March 25, 2012

Beginning balance	$138	$62
Bad debt expense	24	86
Charges to other accounts	7	-
Accounts written off	(-)	(10)
Ending balance	$169	$138

NOTE G – INCOME PER SHARE

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen-week periods ended June 24, 2012 and June 26, 2011, respectively.

Thirteen weeks
	Net Income		Number of Shares		Net Income Per Share
	2012	2011	2012	2011	2012	2011
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,006	$1,596	4,368	5,078	$0.46	$0.31
Effect of dilutive employee stock options	-	-	163	123	(0.02)	-
Diluted EPS
Diluted calculation	$2,006	$1,596	4,531	5,201	$0.44	$0.31

There were no options to purchase shares of common stock for the thirteen week period ended June 24, 2012 that were excluded from the computation of diluted earnings per share. Options to purchase 177,500 shares of common stock in the thirteen-week period ended June 26, 2011 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of common shares during the period.

NOTE H – INCOME TAXES

The income tax provisions for the thirteen-week periods ended June 24, 2012 and June 26, 2011 reflect effective tax rates of 39.4% and 38.4%, respectively, which have been reduced from statutory rates by 1.2% and 2.3%, respectively,  for the differing effects of tax exempt interest income.

The amount of unrecognized tax benefits at June 24, 2012 was $430,000, all of which would impact Nathan’s effective tax rate, if recognized.  As of June 24, 2012, Nathan’s had $370,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the fiscal year ending March 31, 2013, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible that the amount of unrecognized tax benefits, including the related accrued interest and penalties, could be reduced by up to $134,000, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2013 will be in the range of approximately 38.5% to 40.0%.  The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

New York City has examined tax years ending March 2008 through March 2010.  The Company is reviewing a NYC proposed adjustment which has previously been accrued in the accompanying consolidated financial statements. Nathan’s has also received notices from the State of Florida and the Commonwealth of Massachusetts that our tax returns for the fiscal years ended March 2008, March 2009 and March 2010 will be reviewed. Additionally, the Commonwealth of Massachusetts has indicated that our tax return for the fiscal year ended March 2011 will also be reviewed.

NOTE I – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 24, 2012 and June 26, 2011 was $56,000 and $86,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of June 24, 2012, there was $658,000 of unamortized compensation expense related to unvested stock options. We expect to recognize this expense over approximately two years and eleven months, which represents the requisite service periods for such awards.

On September 14, 2010, the Company adopted the 2010 Stock Incentive Plan (“the 2010 Plan”) which provides for the issuance of up to 150,000 shares pursuant to the 2010 Plan together with 171,000 shares that had not been issued under the 2001 Stock Option Plan (the “2001 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”) plus any shares subject to any outstanding options or restricted stock grants under the 2001 Plan and the 2002 Plan that subsequently expire unexercised or are otherwise forfeited up to a maximum of an additional 100,000 shares.

During the thirteen-week period ended June 26, 2011, the Company granted options to purchase 177,500 shares at an exercise price of $17.75 per share, all of which expire five years from the date of grant. These stock options vest ratably over a four-year period as follows: 25% on June 6, 2012, 25% on June 6, 2013, 25% on June 6, 2014 and the balance on June 6, 2015.

There were no share-based awards granted during the thirteen-week period ended June 24, 2012.

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

Stock options outstanding:

Transactions with respect to stock options for the thirteen weeks ended June 24, 2012 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 25, 2012	622,000	$13.21	3.05	$4,849,000

Granted	-	-	-	-
Expired	-	-	-	-
Exercised	(90,000)	$15.93	-	-

Options outstanding at June 24, 2012	532,000	$12.75	3.24	$8,414,000

Options exercisable at June 24, 2012	398,875	$11.09	3.01	$6,974,000

NOTE J – STOCKHOLDERS’ EQUITY

During the period from October 2001 through June 24, 2012, Nathan’s purchased a total of 4,491,486 shares (which included 663,482 shares purchased through a modified dutch tender offer which closed in January 2012) of its common stock at a cost of approximately $50,313,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors.  During the thirteen-week period ended June 24, 2012, we did not repurchase any shares.

On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  After giving effect to this increase, an aggregate of 407,473 shares can still be purchased under Nathan’s existing stock buy-back program, as of June 24, 2012.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

NOTE K - COMMITMENTS AND CONTINGENCIES

1.    Commitments

At March 25, 2012, the Company had an outstanding purchase commitment to acquire hot dogs at a cost of approximately $4,900,000 from its primary hot dog manufacturer. At June 24, 2012, the balance of that purchase commitment was approximately $1,085,000. Nathan’s currently expects to complete this purchase commitment by August 2012. Nathan’s has not entered into any new purchase commitments during the fiscal 2013 period. However, Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

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

3.     Guaranty

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Guaranty”) in connection with its re-franchising of a restaurant located in West Nyack, New York.  The Guaranty could be called upon in the event of a default by the tenant/franchisee.  The Guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs.  We have recorded a liability of approximately $227,000 in connection with the Guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time.  In connection with Nathan’s franchise agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty. To date, Nathan’s has not been required to make any payments pursuant to the Guaranty.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs have on our profitability and operating results; the pending litigation with the primary supplier of hot dogs to our Branded Product Program may result in a disruption in that supply or increased costs, either of which including the prolonged midwest drought which has resulted in record high corn prices would adversely affect our operating results; the outcome of any appeal of the court’s ruling in such litigation; the timing of any such cash payment under the court ruling in such litigation and the tax impact of the ruling; the status of our licensing and supply agreements, including our ability to enter into a new supply agreement for hot dogs and the terms thereof; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as those risks discussed in the Company’s Form 10-K annual report for the year ended March 25, 2012, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

In addition to plans for expansion through our Branded Product Program, franchising and licensing, Nathan’s continues to seek to co-brand within its restaurant system.  Nathan’s is also the owner of the Arthur Treacher’s brand. At June 24, 2012, the Arthur Treacher’s brand was being sold within 55 Nathan’s restaurants.

At June 24, 2012, our restaurant system consisted of 307 Nathan’s franchised units, including 127 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, the Cayman Islands and seven foreign countries. At June 26, 2011, our restaurant system consisted of 269 Nathan’s franchised units, including 93 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 26 states, the Cayman Islands and seven foreign countries.

As described in our Annual Report on Form 10-K for the year ended March 25, 2012, our future results could be impacted by many developments including that the terms of our next primary license agreement for hot dogs may be more favorable, although there can be no assurance thereof, than our agreement with SMG which is scheduled to expire on February 28, 2014. In addition, our future operating results could be impacted by the record high corn prices, as a result of the drought in the midwest, which could significantly increase the cost of beef.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 25, 2012, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions).  Since March 25, 2012, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

Recently Issued Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting pronouncements that have not yet been adopted that are expected, when adopted, to have a material impact on the consolidated financial statements or notes thereto.

Results of Operations

Thirteen weeks ended June 24, 2012 compared to thirteen weeks ended June 26, 2011

Revenues

Total sales increased by 14.6% to $16,405,000 for the thirteen weeks ended June 24, 2012 (“fiscal 2013 period”) as compared to $14,316,000 for the thirteen weeks ended June 26, 2011 (“fiscal 2012 period”).   Foodservice sales from the Branded Product and Branded Menu Programs increased by 16.4% to $11,806,000 for the fiscal 2013 period as compared to sales of $10,140,000 in the fiscal 2012 period. This increase was primarily attributable to a 10.5% increase in the volume of products ordered and the impact of price increases that took effect during the fiscal 2013 period and fiscal 2012 periods. Total Company-owned restaurant sales, comprised of five Nathan’s restaurants in both periods (including one seasonal restaurant), increased by $576,000 to $4,588,000 during the fiscal 2013 period compared to $4,012,000 during the fiscal 2012 period. This increase was primarily attributed to the increased sales at our relocated and expanded seasonal Boardwalk restaurant in Coney Island that opened in April 2012. During the fiscal 2013 period, other sales were approximately $153,000 lower than the fiscal 2012 period primarily because Nathan’s terminated our agreement with the QVC television network in March 2012.

Franchise fees and royalties were $1,430,000 in the fiscal 2013 period as compared to $1,435,000 in the fiscal 2012 period. Total royalties were $1,281,000 in the fiscal 2013 period as compared to $1,189,000 in the fiscal 2012 period. Royalties earned under the Branded Menu program were $241,000 in the fiscal 2013 period as compared to $119,000 in the fiscal 2012 period due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $1,040,000 in the fiscal 2013 period as compared to $1,070,000 in the fiscal 2012 period. Franchise restaurant sales decreased to $23,377,000 in the fiscal 2013 period as compared to $24,074,000 in the fiscal 2012 period primarily due to the decline in our comparable restaurants. Comparable domestic franchise sales (consisting of 118 Nathan’s outlets, excluding sales under the Branded Menu Program) were $18,626,000 in the fiscal 2013 period as compared to $19,473,000 in the fiscal 2012 period, a decrease of 4.3%.  Franchise sales within retail environments declined by approximately 4.7% compared to the prior period and sales at our travel and entertainment venues declined by approximately 3.8% compared to the fiscal 2012 period. Comparable international franchise sales, principally the Middle East, declined by approximately $65,000 or 5.3% during the fiscal 2013 period as compared to the fiscal 2012 period.

At June 24, 2012, 307 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 269 domestic and international franchised or Branded Menu Program franchise outlets at June 26, 2011. Total franchise fee income was $149,000 in the fiscal 2013 period, including a $30,000 cancellation fee, compared to $246,000 in the fiscal 2012 period, including a $10,000 cancellation fee. Domestic franchise fee income was $133,000 in the fiscal 2013 period compared to $148,000 in the fiscal 2012 period. International franchise fee income was $16,000 in the fiscal 2013 period, compared to $98,000 during the fiscal 2012 period. During the fiscal 2013 period, 13 new franchised outlets opened, including eight Branded Menu Program outlets. During the fiscal 2012 period, 14 new franchised outlets opened, including a location in each of Canada, China, Kuwait and the Dominican Republic and six Branded Menu Program outlets.

License royalties were $2,229,000 in the fiscal 2013 period as compared to $1,967,000 in the fiscal 2012 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 11.8% to $1,803,000 from $1,613,000 primarily due to higher sales by SMG in the fiscal 2013 period. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $1,465,000 during the fiscal 2013 period as compared to $1,125,000 during the fiscal 2012 period. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club and Kroger’s, were $338,000 during the fiscal 2013 period as compared to $488,000 during the fiscal 2012 period. This decrease is due primarily to a royalty concession on sales to Sam’s Club and lower sales volume to Kroger’s. During the fiscal 2013 period, we earned royalties of $57,000 from a new agreement for the sale of salty snacks. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $15,000, during the fiscal 2013 period, as compared to the fiscal 2012 period.

Interest income was $100,000 in the fiscal 2013 period as compared to $178,000 in the fiscal 2012 period, primarily due to lower interest income of approximately $48,000 earned on marketable securities and lower interest earned on the Miami Subs note of approximately $30,000. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. On June 29, 2011, we completed the sale of the Miami Subs note receivable and no longer earned interest income of 8.5%.

Other income was $18,000 in the fiscal 2013 period as compared to $1,000 in the fiscal 2012 period. This increase is due primarily to a renegotiated sublease of a non-franchised restaurant.

Costs and Expenses

Overall, our cost of sales increased by $1,349,000 to $12,985,000 in the fiscal 2013 period as compared to $11,636,000 in the fiscal 2012 period. Our gross profit (representing the difference between sales and cost of sales) was $3,420,000 or 20.8% of sales during the fiscal 2013 period as compared to $2,680,000 or 18.7% of sales during the fiscal 2012 period. The margin improvement was primarily due to the impact of sales price increases that have been implemented in order to offset the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $1,164,000 during the fiscal 2013 period as compared to the fiscal 2012 period, primarily as a result of the higher sales volume and the approximately 2.7% increased cost of our hot dogs. During the fiscal 2013 period, the market price of hot dogs was approximately 0.3% higher than during the fiscal 2012 period. During the fiscal 2013 period, our purchase commitments increased cost by approximately $141,000. During the fiscal 2012 period, our purchase commitments to acquire hot dogs yielded savings of approximately $72,000. This difference is due to two contributing factors, a) the unexpected decline in the cost of one of the beef components and b) the higher amount of product purchased pursuant to the purchase commitments.  During the fiscal 2013 period approximately 59.6% of our product was purchased at prevailing market prices as compared to approximately 91.0% during the fiscal 2012 period. The purchase commitments increased our costs by approximately $0.032 per pound during the fiscal 2013 period and reduced our costs by approximately $0.018 per pound during the fiscal 2012 period. The cost of beef could further increase due to the record high corn prices as a result of the drought in the midwest. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2013 period was $2,575,000 or 56.1% of restaurant sales, as compared to $2,249,000 or 56.1% of restaurant sales in the fiscal 2012 period.  Other cost of sales declined by $141,000 in the fiscal 2013 period, primarily because of the termination of our agreement with the QVC television network in March 2012.

Restaurant operating expenses were $875,000 in the fiscal 2013 period as compared to $819,000 in the fiscal 2012 period. The difference in restaurant operating costs was primarily due to higher percentage rent due on the increased sales at the new Boardwalk location. Although utility costs did not increase significantly during the fiscal 2013 period, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $274,000 in the fiscal 2013 period as compared to $227,000 in the fiscal 2012 period. This increase is primarily attributable to the investment made at the new Boardwalk location and higher depreciation on newly-added consigned equipment by our Branded Product Program.

General and administrative expenses increased by $113,000 or 4.5% to $2,625,000 in the fiscal 2013 period as compared to $2,512,000 in the fiscal 2012 period. The increase in general and administrative expenses was primarily due to increased compensation costs of $76,000, marketing activities of $34,000 and a bad debt of $24,000 which were partially offset by lower professional fees of $23,000.

Interest expense of $112,000 in the fiscal 2013 and fiscal 2012 periods represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. Nathan’s expects to continue to accrue these charges during the term of the appeal.

Provision for Income Taxes

In the fiscal 2013 period, the income tax provision was $1,305,000 or 39.4% of earnings before income taxes as compared to $995,000 or 38.4% of income before income taxes in the fiscal 2012 period. Nathan’s effective tax rate was reduced by 1.2% during the fiscal 2013 period and reduced by 2.3% during the fiscal 2012 period, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.6% for the fiscal 2013 period and 40.7% for the fiscal 2012 period.  Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $134,000 during the remainder of fiscal 2013.

Off-Balance Sheet Arrangements

At March 25, 2012, the Company had an outstanding purchase commitment to acquire hot dogs at a cost of approximately $4,900,000 from its primary hot dog manufacturer. At June 24, 2012, the balance of that purchase commitment was approximately $1,085,000. Nathan’s currently expects to complete this purchase commitment by August 2012. Nathan’s has not entered into any new purchase commitments during the fiscal 2013 period. However, Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at June 24, 2012 aggregated $8,634,000, a $2,605,000 increase during the fiscal 2013 period.  At June 24, 2012, marketable securities were $12,629,000 compared to $14,710,000 at March 25, 2012 and net working capital increased to $24,597,000 from $21,989,000 at March 25, 2012.

Cash provided by operations of $585,000 in the fiscal 2013 period is primarily attributable to net income of $2,006,000 and other non-cash items of $551,000. Changes in Nathan’s operating assets and liabilities decreased cash by $1,972,000, primarily resulting from increased accounts and other receivables, net of $2,230,000,  lower accounts payable and accrued expenses of $336,000 and increased inventories of $286,000 partly offset by reduced prepaid expenses and other current assets of $765,000. The increase in accounts and other receivables is primarily due to the normal seasonal increases of license royalties due from SMG and increased Branded Product Program sales. The decrease in accounts payable and accrued expenses primarily relates to the payments of accrued compensation and unexpended marketing funds partly offset by the higher product purchases in connection with our Branded Product Program. The decrease in prepaid expenses is due primarily to the reduction of prepaid income taxes arising from the fiscal 2013 period’s earnings and the application of prepaid insurances and restaurant rent during the fiscal 2013 period.

Cash provided by investing activities was $1,796,000 in the fiscal 2013 period. We received cash proceeds of $2,000,000 from the redemption of maturing available-for-sale securities. We funded $112,000 of interest into the restricted cash account, as required on a monthly basis throughout the appeal of the SMG damages award. We incurred capital expenditures of $92,000 primarily in connection with our Branded Product Program and capital projects at our restaurants.

Cash provided by financing activities of $224,000 in the fiscal 2013 period relates to the expected realization of the tax benefits associated with employee stock option exercises of $247,000 and proceeds from the exercise of employee stock options of $214,000 which were reduced by $237,000 for the payment of withholding tax on the net share settlement exercise of employee stock options. The Company has not purchased any of its stock during the fiscal 2013 period.

During the period from October 2001 through June 24, 2012, Nathan’s purchased a total of 4,491,486 shares (which included 663,482 shares purchased through a modified dutch tender offer which closed in January 2012) of its common stock at a cost of approximately $50,313,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  As of June 24, 2012, the Company had repurchased 392,527 shares at a cost of $6,707,000 under the sixth stock repurchase plan.

Currently, an aggregate of 407,473 shares can still be purchased under Nathan’s existing stock buy-back program, as of June 24, 2012. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at June 24, 2012 aggregating $8,634,000, and marketable securities of $12,629,000.  Our Board routinely monitors and assesses its cash position and our current and potential capital requirements.  We may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.  Since March 26, 2007, to date, we have repurchased 2,600,386 shares at a total cost of approximately $43,155,000, reducing the number of shares then-outstanding by 43.2%.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis.

At June 24, 2012, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

			Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$2,021	$1,049	$772	$200	$-
Purchase Commitment (a)	1,085	1,085	-	-	-
Operating Leases	18,200	1,728	3,430	3,227	9,815
Gross Cash Contractual Obligations	21,306	3,862	4,202	3,427	9,815
Sublease Income	3,779	405	793	523	2,058
Net Cash Contractual Obligations	$17,527	$3,457	$3,409	$2,904	$7,757

a)	At June 24, 2012 Nathan’s had an outstanding purchase commitment to acquire hot dogs at a total cost of $1,085,000.

At June 24, 2012, the Company had unrecognized tax benefits of $430,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $134,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not possible.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. The market price of hot dogs was approximately 0.3% higher than during the fiscal 2012 period. This modest increase is in addition to last years’ increase of approximately 12.0% over the April – June 2011 period and approximately 1.2% less than our fourth quarter fiscal 2012.  Despite this quarter’s decline, the cost of beef and beef trimmings during the first six months of calendar 2012, have been the highest that they have ever been since the inception of our Branded Product Program in 1997. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2013. In addition, beef prices could further increase due to the record high corn prices, as a result of the drought in the midwest. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in this Form 10-Q and our Form 10-K for our fiscal year ended March 25, 2012.

Item 3.     Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 24, 2012, Nathan’s cash and cash equivalents aggregated $8,634,000. Earnings on this cash and cash equivalents would increase or decrease by approximately $22,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 24, 2012, the market value of Nathan’s marketable securities aggregated $12,629,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value.  As additional notes mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $32,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 24, 2012 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities Given an interest rate Decrease of X Basis points			Fair	Valuation of securities Given an interest rate Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$12,731	$12,731	$12,702	$12,629	$12,553	$12,478	$12,403

Borrowings

At June 24, 2012, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. The market price of hot dogs was approximately 0.3% higher than during the fiscal 2012 period. This modest increase is in addition to last years’ increase of approximately 12.0% over the April – June 2011 period and approximately 1.2% less than our fourth quarter fiscal 2012.  Despite this quarter’s decline, the cost of beef and beef trimmings during the first six months of calendar 2012, have been the highest that they have ever been since the inception of our Branded Product Program in 1997. We have attempted to enter into purchase commitments for hot dogs from time to time in order to reduce the impact of increasing market prices. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 24, 2012 would have increased or decreased our cost of sales by approximately $1,114,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended June 24, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 25, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any shares during the thirteen-week period ended June 24, 2012.

During the period from October 2001 through June 24, 2012, Nathan’s purchased a total of 4,491,486 shares (which included 663,482 shares purchased through a modified dutch tender offer which closed in January 2012) of its common stock at a cost of approximately $50,313,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  As of June 24, 2012, the Company had repurchased 392,527 shares at a cost of $6,707,000 under the sixth stock repurchase plan.

After giving effect to this increase, an aggregate of 407,473 shares can still be purchased under Nathan’s stock buy-back programs, as of June 24, 2012. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

101.1
*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 24, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

 *Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 3, 2012	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2012	By:	/s/ Ronald G. DeVos
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

101.1
*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 24, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

 *Filed herewith.