Form 10-Q
period 2012-09-23
NATHANS FAMOUS INC
filed 2012-11-02
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2012.
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

At November 2, 2012, an aggregate of 4,466,885 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 23, 2012 and March 25, 2012
(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	September 23, 2012 (Unaudited)	March 25, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,375	$6,029
Marketable securities	12,546	14,710
Restricted cash (Note E)	5,642	5,419
Accounts and other receivables, net	7,275	6,535
Inventories	1,022	1,125
Prepaid expenses and other current assets	468	1,394
Deferred income taxes	338	338
Total current assets	39,666	35,550

Property and equipment, net	5,912	6,179
Long-term investment (Note G)	500	-
Goodwill	95	95
Intangible assets	1,353	1,353
Deferred income taxes	752	878
Other assets	462	465

	$48,740	$44,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,699	$3,355
Litigation accrual (Note L)	5,642	5,419
Accrued expenses and other current liabilities	3,824	4,664
Deferred franchise fees	115	123
Total current liabilities	12,280	13,561

Other liabilities	2,251	2,122

Total liabilities	14,531	15,683

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,908,371 and 8,855,263 shares issued; and 4,416,885 and 4,363,777 shares outstanding at September 23, 2012 and March 25, 2012, respectively	89	89
Additional paid-in capital	53,981	53,396
Retained earnings	30,019	25,168
Accumulated other comprehensive income	433	497
	84,522	79,150
Treasury stock, at cost, 4,491,486 and 4,491,486 shares at September 23, 2012 and March 25, 2012, respectively.	(50,313)	(50,313)
Total stockholders’ equity	34,209	28,837

	$48,740	$44,520

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen and twenty-six weeks ended September 23, 2012 and September 25, 2011
(in thousands, except share and per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011

REVENUES
Sales	$17,608	$15,857	$34,013	$30,173
Franchise fees and royalties	1,508	1,420	2,938	2,855
License royalties	2,122	1,706	4,351	3,673
Interest income	100	134	200	312
Other income	22	1	40	2
Total revenues	21,360	19,118	41,542	37,015

COSTS AND EXPENSES
Cost of sales	12,913	11,909	25,898	23,545
Restaurant operating expenses	1,053	920	1,928	1,739
Depreciation and amortization	267	245	541	472
General and administrative expenses	2,296	2,198	4,921	4,710
Interest expense	109	111	221	223
Total costs and expenses	16,638	15,383	33,509	30,689

Earnings before provision for income taxes	4,722	3,735	8,033	6,326
Provision for income taxes	1,877	1,466	3,182	2,461
Net income	$2,845	$2,269	$4,851	$3,865

PER SHARE INFORMATION
Basic income per share:
Net income	$.65	$.45	$1.11	$.77

Diluted income per share:
Net income	$.62	$.44	$1.06	$.75

Weighted average shares used in computing income per share
Basic	4,407,000	5,025,000	4,387,000	5,051,000
Diluted	4,604,000	5,163,000	4,568,000	5,182,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Thirteen and twenty-six weeks ended September 23, 2012 and September 25, 2011
(in thousands)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011

Net income	$2,845	$2,269	$4,851	$3,865

Other comprehensive (loss) income, net of deferred income taxes:
Unrealized (losses) gains on available for sale securities	(35)	24	(64)	86

Other comprehensive (loss) income	(35)	24	(64)	86
Comprehensive income	$2,810	$2,293	$4,787	$3,951

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Twenty-six weeks ended September 23, 2012
(in thousands, except share amounts)
(Unaudited)

	Common	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Earnings	(Loss)	Shares	Amount	Equity

Balance, March 25, 2012	8,855,263	$89	$53,396	$25,168	$497	4,491,486	$(50,313)	$28,837

Shares issued in connection with the exercise of employee stock options	53,108		388					388

Withholding tax on net share settlement of exercise of employee stock options			(237)					(237)

Income tax benefit on stock option exercises			322					322

Share-based compensation			112					112

Unrealized (loss) on available for sale securities, net of deferred income tax (benefit) of ($40)					(64)			(64)

Net income	-	-	-	4,851	-	-	-	4,851

Balance, September 23, 2012	8,908,371	$89	$53,981	$30,019	$433	4,491,486	$(50,313)	$34,209

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Twenty-six weeks ended September 23, 2012 and September 25, 2011
(in thousands)
(Unaudited)

	September 23, 2012	September 25, 2011
Cash flows from operating activities:
Net income	$4,851	$3,865
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	541	472
Provision for doubtful accounts	25	-
Amortization of bond premium	60	105
Share-based compensation expense	112	162
Deferred income taxes	166	936
Changes in operating assets and liabilities:
Accounts and other receivables, net	(765)	351
Inventories	103	213
Prepaid expenses and other current assets	926	457
Other assets	3	14
Accrued litigation	223	224
Accounts payable, accrued expenses and other current liabilities	(1,496)	(1,455)
Deferred franchise fees	(8)	(67)
Other liabilities	129	211

Net cash provided by operating activities	4,870	5,488

Cash flows from investing activities:
Proceeds from sale and maturities of available for sale securities	2,000	2,050
Purchase of long-term investment	(500)	-
Purchase of property and equipment	(274)	(530)
Change in restricted cash	(223)	(224)
Proceeds received on sale of note receivable	-	900
Payments received on note receivable	-	21

Net cash provided by investing activities	1,003	2,217

Cash flows from financing activities:
Income tax benefit on stock option exercises	322	15
Proceeds from exercise of stock options	388	8
Payments of withholding tax on net share settlement exercise of employee stock options	(237)	-
Repurchase of treasury stock	-	(1,459)
Net cash provided by (used in) financing activities	473	(1,436)

Net increase in cash and cash equivalents	6,346	6,269

Cash and cash equivalents, beginning of year	6,029	8,940

Cash and cash equivalents, end of year	$12,375	$15,209

Cash paid during the year for:
Interest	$-	$-
Income taxes	$1,704	$773

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 23, 2012
(Unaudited)
NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,”  “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 23, 2012 and September 25, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented.  However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In July 2012, the Financial Accounting Standards Board, (“FASB”) issued new accounting guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides the entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value. If it is not, then no further analysis is required otherwise then the previously required quantitative testing is required. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for Nathan’s will be the first quarter of its fiscal 2014. Early adoption is permitted. We do not expect the adoption of this new guidance to have a material impact on the results of operations or financial position.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 23, 2012 and March 25, 2012 based upon the valuation hierarchy (in thousands):

September 23, 2012	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$12,546	$-	$12,546
Total assets at fair value	$-	$12,546	$-	$12,546

March 25, 2012	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$14,710	$-	$14,710
Total assets at fair value	$-	$14,710	$-	$14,710

Nathan’s marketable securities, which consist primarily of municipal bonds, are not actively traded.  The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability. It was not practicable to estimate the fair value of the long-term investment representing 2.5% of the equity ownership of a privately-owned company; that investment is carried at its original cost of $500,000 in the statement of financial position. At year-end, the total assets reported by the privately-owned company were $668,000, total equity was $443,000, revenues were $215,000 and net loss was $573,000.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 23, 2012, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At September 23, 2012 and March 25, 2012, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 23, 2012	$11,837	$709	$-	$12,546

March 25, 2012	$13,897	$814	$1	$14,710

The municipal bonds held at September 23, 2012, mature at various dates between April 2013 and October 2019. The following represents the bond maturities by period (in thousands):

	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years
Fair value of Municipal Bonds

September 23, 2012	$12,546	$1,954	$9,329	$1,263	$-

The change in net unrealized (losses) gains on available-for-sale securities for the thirteen week periods ended September 23, 2012 and September 25, 2011 of ($35), and $24, respectively, which are net of deferred income tax (benefit) expense, of ($20) and $17, respectively, have been included as a component of comprehensive income. The change in net unrealized (losses) gains on available-for-sale securities for the twenty-six week periods ended September 23, 2012 and September 25, 2011 of ($64), and $86, respectively, which are net of deferred income tax (benefit) expense, of ($40) and $58, respectively, have been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sales securities as of September 23, 2012 and March 25, 2012.

NOTE E – RESTRICTED CASH

We have been engaged in litigation with SMG, Inc. (“SMG”, as further described in Note L.2) related to a License Agreement with SMG dated as of February 28, 1994, as amended (the “License Agreement”) and, in connection with that litigation, damages of $4,910,000 inclusive of pre-judgment interest, were assessed against Nathan’s (the “Judgment”).  Nathan’s appealed both of the court’s findings with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG and the amount of the Judgment (See Note L.2).

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

Pursuant to the Blocked Account Agreement, at September 23, 2012, Nathan’s had deposited a total of $5,642,000 into the Account which includes an amount equal to the post-judgment interest (calculated at 9% per annum) and has classified the amount of the Judgment along with the post-judgment interest as restricted cash in the accompanying balance sheet.  Pursuant to the Blocked Account Agreement, Nathan’s will have no right to withdraw amounts from the Account, until: (1) the Bank receives written notice from SMG (a “Release Notice”) that (a) the Judgment, plus all applicable post-judgment interest, has been satisfied, (b) the Judgment has been reversed or the Judgment has been vacated and the matter remanded and that any subsequent motions or appeals have been resolved, (c) Nathan’s and SMG have entered a fully-executed settlement agreement resolving the Judgment, or (d) SMG has withdrawn its “Disposition Notice” (as defined below) or (2) the Bank has received a Disposition Notice and has acted in accordance with the Disposition Notice.

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

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	Sept. 23,	March 25,
	2012	2012

Branded product sales	$4,786	$4,246
Franchise and license royalties	2,157	2,093
Other	474	334
	7,417	6,673
Less: allowance for doubtful accounts	142	138
Accounts and other receivables, net	$7,275	$6,535

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

Changes in the Company’s allowance for doubtful accounts for the twenty-six-week period ended September 23, 2012 and the fiscal year ended March 25, 2012 are as follows (in thousands):

	Sept 23, 2012	March 25, 2012

Beginning balance	$138	$62
Bad debt expense	25	86
Charges to other accounts	7	-
Accounts written off	(28)	(10)
Ending balance	$142	$138

NOTE G – LONG-TERM INVESTMENT

In September 2012, Nathan’s purchased 351,550 shares of Series A Preferred Stock in a privately-owned corporation for $500,000. Nathan’s investment will represent a 2.5% equity ownership in the entity and Nathan’s does not have the ability to exercise significant influence over the investee. The shares have voting rights on the same basis as the common shareholders and have certain dividend rights, if declared. Nathan’s accounts for this investment pursuant to the cost method and recognizes income from dividends distributed by the investee to the extent that dividends are distributed from net accumulated earnings of the investee. Each reporting period, management reviews the carrying value of this investment and considers whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of our investment to determine if an, other than temporary impairment in value has occurred. We are required to recognize an impairment on the investment if such impairment is considered to be other than temporary.

NOTE H -INCOME PER SHARE

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six-week periods ended September 23, 2012 and September 25, 2011, respectively.

Thirteen weeks
	Net Income		Number of Shares		Net Income Per Share
	2012	2011	2012	2011	2012	2011
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,845	$2,269	4,407	5,025	$0.65	$0.45
Effect of dilutive employee stock options	-	-	197	138	(0.03)	(0.01)
Diluted EPS
Diluted calculation	$2,845	$2,269	4,604	5,163	$0.62	$0.44

Twenty-six weeks
	Net Income		Number of Shares		Net Income Per Share
	2012	2011	2012	2011	2012	2011
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$4,851	$3,865	4,387	5,051	$1.11	$0.77
Effect of dilutive employee stock options	-	-	181	131	(0.05)	(0.02)
Diluted EPS
Diluted calculation	$4,851	$3,865	4,568	5,182	$1.06	$0.75

There were no options to purchase shares of common stock for the thirteen and twenty-six week periods ended September 23, 2012 and September 25, 2011 that were excluded from the computation of diluted earnings per share.

NOTE I – INCOME TAXES

The income tax provisions for the twenty-six week periods ended September 23, 2012 and September 25, 2011 reflect effective tax rates of 39.6% and 38.9%, respectively, which have been reduced from statutory rates by 1.0% and 1.8%, respectively,  for the differing effects of tax exempt interest income.

The amount of unrecognized tax benefits at September 23, 2012 was $322,000, all of which would impact Nathan’s effective tax rate, if recognized.  As of September 23, 2012, Nathan’s had $358,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the fiscal year ending March 31, 2013, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible that the amount of unrecognized tax benefits, including the related accrued interest and penalties, could be reduced by up to $35,000, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

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

The City of New York (“NYC”) has completed its examination of our tax returns for the tax years ended March 2008 through March 2010.  In July 2012, Nathan’s and NYC agreed to and settled the audit findings for an amount approximating the originally proposed findings, which had previously been accrued in Nathan’s consolidated financial statements for the fiscal year ended March 25, 2012. Nathan’s has also received notices from the State of Florida and the Commonwealth of Massachusetts that our tax returns for the fiscal years ended March 2008, March 2009 and March 2010 will be reviewed. The Commonwealth of Massachusetts has completed its review, including our tax return for the fiscal year ended March 2011. During the quarter ended September 23, 2012, we also resolved the findings by the Commonwealth of Massachusetts for approximately $3,000.

NOTE J – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended September 23, 2012 and September 25, 2011 was $56,000 and $76,000, respectively. Total share-based compensation during the twenty-six week periods ended September 23, 2012 and September 25, 2011 was $112,000 and $162,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of September 23, 2012, there was $602,000 of unamortized compensation expense related to unvested stock options. We expect to recognize this expense over approximately two years and eight months, which represents the remaining requisite service periods for such awards.

On September 14, 2010, the Company adopted the 2010 Stock Incentive Plan (“the 2010 Plan”) which provides for the issuance of up to 150,000 shares pursuant to the 2010 Plan together with 171,000 shares that had not been issued under the 2001 Stock Option Plan (the “2001 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”) plus any shares subject to any outstanding options or restricted stock grants under the 2001 Plan and the 2002 Plan that subsequently expire unexercised or are otherwise forfeited up to a maximum of an additional 100,000 shares. On September 13, 2012, the Company amended the 2010 Plan increasing the number of shares available for issuance by 250,000 shares. As of September 23, 2012, up to 393,500 options to purchase common stock or up to 294,844 shares of restricted stock may be granted pursuant the 2010 Plan, as amended.

There were no share-based awards granted during the twenty-six week period ended September 23, 2012.

During the twenty-six week period ended September 25, 2011, the Company granted options to purchase 177,500 shares at an exercise price of $17.75 per share, all of which expire five years from the date of grant. These stock options vest ratably over a four-year period as follows: 25% on June 6, 2012, 25% on June 6, 2013, 25% on June 6, 2014 and the balance on June 6, 2015.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the twenty-six weeks ended September 25, 2011, are as follows:

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

Stock options outstanding:

Transactions with respect to stock options for the twenty-six weeks ended September 23, 2012 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 25, 2012	622,000	$13.21	3.05	$4,849,000

Granted	-	-	-	-
Expired	-	-	-	-
Exercised	(110,000)	$16.21	-	-

Options outstanding at September 23, 2012	512,000	$12.57	3.11	$10,111,000

Options exercisable at September 23, 2012	378,875	$10.75	2.90	$8,172,000

NOTE K – STOCKHOLDERS’ EQUITY

During the period from October 2001 through September 23, 2012, Nathan’s purchased a total of 4,491,486 shares of its common stock at a cost of approximately $50,313,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors.  During the twenty-six week period ended September 23, 2012, we did not repurchase any shares.

On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase.  After giving effect to this increase, an aggregate of 407,473 shares can still be purchased under Nathan’s existing stock buy-back program, as of September 23, 2012.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

At September 23, 2012, the Company has reserved 5,322,385 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 4, 2008.

NOTE L - COMMITMENTS AND CONTINGENCIES

1.  Commitments

At March 25, 2012, the Company had an outstanding purchase commitment to acquire hot dogs at a cost of approximately $4,900,000 from its primary hot dog manufacturer. At September 23, 2012, Nathan’s had completed this purchase commitment and has not entered into any new purchase commitments during the fiscal 2013 period. However, Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

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

Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011.  Nathan’s filed a reply brief on November 14, 2011.  On October 23, 2012, the Court has ordered that oral arguments will be heard on November 13, 2012.

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

NOTE M – SUBSEQUENT EVENTS

On November 1, 2012 Nathan’s and its Executive Chairman entered into a 5-year extension of his employment agreement through December 31, 2017. Pursuant to the amended employment agreement, annual compensation shall be $600,000 per annum and 50,000 shares of Restricted Stock shall also be provided. Rights to these shares vest as follows: 10,000 shares vested upon the execution of the agreement and 10,000 shares shall vest annually on the first, second, third and fourth anniversaries of the amended employment agreement.

As a result of Hurricane Sandy, the Company's restaurant in Coney Island suffered extensive damage and as a result it has been forced to temporarily close. While the Company believes its property and other insurance will significantly defray the cost of fixing the restaurant and compensating the Company for its lost revenues during the period the restaurant is closed, there can no assurance that such insurance will be sufficient to compensate the Company for the construction costs or the lost revenue. In addition, the Company is still assessing the financial impact of Hurricane Sandy on its other Company owned restaurants and its franchise locations in the northeast.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs have on our profitability and operating results, including the prolonged Midwest drought which has resulted in record high corn prices; the pending litigation with the primary supplier of hot dogs to our Branded Product Program may result in a disruption in that supply or increased costs,  which would adversely affect our operating results; the outcome of any appeal of the court’s ruling in such litigation; the timing of any such cash payment under the court ruling in such litigation and the tax impact of the ruling; the status of our licensing and supply agreements, including our ability to enter into a new supply agreement for hot dogs and the terms thereof; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as those risks discussed in the Company’s Form 10-K annual report for the year ended March 25, 2012, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

In addition to plans for expansion through our Branded Product Program, franchising and licensing, Nathan’s continues to seek to co-brand within its restaurant system.  Nathan’s is also the owner of the Arthur Treacher’s brand. At September 23, 2012, the Arthur Treacher’s brand was being sold within 55 Nathan’s restaurants.

At September 23, 2012, our restaurant system consisted of 304 Nathan’s franchised units, including 125 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, the Cayman Islands and six foreign countries. At September 25, 2011, our restaurant system consisted of 282 Nathan’s franchised units, including 106 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, the Cayman Islands and six foreign countries.

As described in our Annual Report on Form 10-K for the year ended March 25, 2012, our future results could be impacted by many developments including that the terms of our next primary license agreement for hot dogs may be more favorable, although there can be no assurance thereof, than our agreement with SMG which is scheduled to expire on February 28, 2014. In addition, our future operating results could be impacted by the record high corn prices, as a result of the drought in the Midwest, which could significantly increase the cost of beef as well as lost revenue related to the temporary closure of our Coney Island restaurant due to Hurricane Sandy and the costs to fix such location so that it can reopen soon. See Note M of the Notes to Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2012, the Financial Accounting Standards Board, (“FASB”) issued new accounting guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides the entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value. If it is not, then no further analysis is required otherwise then the previously required quantitative testing is required. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for Nathan’s will be the first quarter of its fiscal 2014. Early adoption is permitted. We do not expect the adoption of this new guidance to have a material impact on the results of operations or financial position.

Results of Operations

Thirteen weeks ended September 23, 2012 compared to thirteen weeks ended September 25, 2011

Revenues

Total sales increased by 11.0% to $17,608,000 for the thirteen weeks ended September 23, 2012 (“second quarter fiscal 2013”) as compared to $15,857,000 for the thirteen weeks ended September 25, 2011 (“second quarter fiscal 2012”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 8.7% to $11,485,000 for the second quarter fiscal 2013 as compared to sales of $10,566,000 in the second quarter fiscal 2012. This increase was primarily attributable to a 8.4% increase in the volume of products ordered and the impact of price increases. Total Company-owned restaurant sales, comprised of five Nathan’s restaurants in both periods (including one seasonal restaurant), increased by 21.2% or $1,070,000 to $6,109,000 during the second quarter fiscal 2013 compared to $5,039,000 during the second quarter fiscal 2012. This increase was primarily attributed to the increased sales at our relocated and expanded seasonal Boardwalk restaurant in Coney Island that opened in April 2012. Weather conditions were also favorable during the second quarter fiscal 2013 as compared to the second quarter fiscal 2012, when we were forced to temporarily close all of our restaurants during tropical storm Irene for the weekend of August 27, 2011 and experienced much more rain than usual, particularly during weekends, and a cold Labor Day weekend which we believe further hurt sales particularly at our Coney Island locations. During the second quarter fiscal 2013, other sales were approximately $238,000 lower than the second quarter fiscal 2012 primarily because Nathan’s terminated our agreement with the QVC television network in March 2012.

Franchise fees and royalties were $1,508,000 in the second quarter fiscal 2013 as compared to $1,420,000 in the second quarter fiscal 2012. Total royalties were $1,389,000 in the second quarter fiscal 2013 as compared to $1,246,000 in the second quarter fiscal 2012. Royalties earned under the Branded Menu program were $233,000 in the second quarter fiscal 2013 as compared to $132,000 in the second quarter fiscal 2012 due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $1,156,000 in the second quarter fiscal 2013 as compared to $1,114,000 in the second quarter fiscal 2012. Franchise restaurant sales were $25,492,000 in the second quarter fiscal 2013 as compared to $25,447,000 in the second quarter fiscal 2012. Sales generated from new store openings, more than offset sales declines from closed stores and the sales decline at our comparable restaurants. Comparable domestic franchise sales (consisting of 139 Nathan’s outlets, excluding sales under the Branded Menu Program, operating for 15 months prior to the beginning of the fiscal quarter) were $22,265,000 in the second quarter fiscal 2013 as compared to $ 23,209,000 in the second quarter fiscal 2012, a decrease of 4.1%.  Franchise sales within entertainment venues declined by approximately 7.9% compared to the second quarter fiscal 2012, including significant sales declines at two franchised locations that have been negatively affected by adjacent long term construction projects. Franchise sales in retail environments increased by approximately 0.7% compared to the second quarter fiscal 2012. During the second quarter fiscal 2012, most of our franchised locations in the Northeast were negatively affected by tropical storm Irene. Comparable international franchise sales, principally the Middle East, increased by approximately $99,000 or 10.3% during the second quarter fiscal 2013 as compared to the second quarter fiscal 2012.

At September 23, 2012, 304 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 282 domestic and international franchised or Branded Menu Program franchise outlets at September 25, 2011. Total franchise fee income was $119,000 in the second quarter fiscal 2013, including an $8,000 cancellation fee, compared to $174,000 in the second quarter fiscal 2012, including a $15,000 cancellation fee. Domestic franchise fee income was $36,000 in the second quarter fiscal 2013 compared to $116,000 in the second quarter fiscal 2012. International franchise fee income was $75,000 in the second quarter fiscal 2013, compared to $43,000 during the second quarter fiscal 2012. During the second quarter fiscal 2013, ten new franchised outlets opened, including our second mobile truck, our sixth restaurant in the Dominican Republic and four Branded Menu Program outlets operated by K-mart. During the second quarter fiscal 2012, 21 new franchised outlets opened, including one location in China and 16 Branded Menu Program outlets, including 12 units operated by K-mart.

License royalties were $2,122,000 in the second quarter fiscal 2013 as compared to $1,706,000 in the second quarter fiscal 2012. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 29.2% to $1,696,000 from $1,313,000 primarily due to higher sales by SMG in the second quarter fiscal 2013. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $1,334,000 during the second quarter fiscal 2013 as compared to $969,000 during the second quarter fiscal 2012. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club and Kroger’s, were $362,000 during the second quarter fiscal 2013 as compared to $344,000 during the second quarter fiscal 2012. During the second quarter fiscal 2013, we earned royalties of $36,000 from a new agreement for the sale of salty snacks. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $3,000, during the second quarter fiscal 2013, as compared to the second quarter fiscal 2012.

Interest income was $100,000 in the second quarter fiscal 2013 as compared to $134,000 in the second quarter fiscal 2012, primarily due to lower interest income on our cash and cash equivalents as a result of the reduced amount of marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

Other income was $22,000 in the second quarter fiscal 2013 as compared to $1,000 in the second quarter fiscal 2012. This increase is due primarily to a renegotiated sublease of a non-franchised restaurant.

Costs and Expenses

Overall, our cost of sales increased by $1,004,000 to $12,913,000 in the second quarter fiscal 2013 as compared to $11,909,000 in the second quarter fiscal 2012. Our gross profit (representing the difference between sales and cost of sales) was $4,695,000 or 26.7% of sales during the second quarter fiscal 2013 as compared to $3,948,000 or 24.9% of sales during the second quarter fiscal 2012. The margin improvement was primarily due to the impact of sales price increases that have been implemented in order to offset the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $705,000 during the second quarter fiscal 2013 as compared to the second quarter fiscal 2012, primarily as a result of the higher sales volume and the approximately 1.5% increased cost of our hot dogs. During the second quarter fiscal 2013, approximately 87.8% of our product was purchased at prevailing market prices as compared to approximately 96.7% during the second quarter fiscal 2012. The purchase commitments did not significantly impact our cost per pound during the second quarter fiscal 2013 or the second quarter fiscal 2012. The cost of beef could further increase due to the record high corn prices as a result of the drought in the Midwest. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2013 was $3,158,000 or 51.7% of restaurant sales, as compared to $2,646,000 or 52.5% of restaurant sales in the second quarter fiscal 2012.  Other cost of sales declined by $213,000 in the second quarter fiscal 2013, primarily because of the termination of our agreement with the QVC television network in March 2012.

Restaurant operating expenses were $1,053,000 in the second quarter fiscal 2013 as compared to $920,000 in the second quarter fiscal 2012. The difference in restaurant operating costs was primarily due to higher percentage rent due on the increased sales at the new Boardwalk location. Although utility costs declined slightly during the second quarter fiscal 2013, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $267,000 in the second quarter fiscal 2013 as compared to $245,000 in the second quarter fiscal 2012. This increase is primarily attributable to the investment made at the new Boardwalk location and higher depreciation on newly-added consigned equipment by our Branded Product Program.

General and administrative expenses increased by $98,000 or 4.5% to $2,296,000 in the second quarter fiscal 2013 as compared to $2,198,000 in the second quarter fiscal 2012. The increase in general and administrative expenses was primarily due to increased compensation costs of $126,000, marketing activities of $16,000 which were partially offset by lower professional fees of $44,000.

Interest expense of $109,000 in the second quarter fiscal 2013 and $111,000 in the second quarter fiscal 2012 primarily represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. Nathan’s expects to continue to accrue these charges during the term of the appeal.

Provision for Income Taxes

In the second quarter fiscal 2013, the income tax provision was $1,877,000 or 39.8% of earnings before income taxes as compared to $1,466,000 or 39.3% of income before income taxes in the second quarter fiscal 2012. Nathan’s effective tax rate was reduced by 0.8% during the second quarter fiscal 2013 and reduced by 1.4% during the second quarter fiscal 2012, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.6% for the second quarter fiscal 2013 and 40.7% for the second quarter fiscal 2012.  Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $35,000 during the remainder of fiscal 2013.

Twenty-six weeks ended September 23, 2012 compared to twenty-six weeks ended September 25, 2011

Revenues

Total sales increased by 12.7% to $34,013,000 for the twenty-six weeks ended September 23, 2012 (“fiscal 2013 period”) as compared to $30,173,000 for the twenty-six weeks ended September 25, 2011 (“fiscal 2012 period”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 12.5% to $23,291,000 for the fiscal 2013 period as compared to sales of $20,706,000 in the fiscal 2012 period. This increase was primarily attributable to a 9.4% increase in the volume of products ordered and the impact of price increases that took effect during the fiscal 2013 period and fiscal 2012 periods. Total Company-owned restaurant sales, comprised of five Nathan’s restaurants in both periods (including one seasonal restaurant), increased by $1,646,000 to $10,697,000 during the fiscal 2013 period compared to $9,051,000 during the fiscal 2012 period. This increase was primarily attributed to the increased sales at our relocated and expanded seasonal Boardwalk restaurant in Coney Island that opened in April 2012. Weather conditions were also favorable throughout the fiscal 2013 period as compared to the fiscal 2012 period. During the fiscal 2012 period, we were forced to temporarily close all of our restaurants during tropical storm Irene for the weekend of August 27, 2011 and experienced much more rain than usual, particularly during weekends, and a cold Labor Day weekend which we believe further decreased sales particularly at our Coney Island locations. During the fiscal 2013 period, other sales were approximately $391,000 lower than the fiscal 2012 period primarily because Nathan’s terminated our agreement with the QVC television network in March 2012.

Franchise fees and royalties were $2,938,000 in the fiscal 2013 period as compared to $2,855,000 in the fiscal 2012 period. Total royalties were $2,670,000 in the fiscal 2013 period as compared to $2,435,000 in the fiscal 2012 period. Royalties earned under the Branded Menu program were $474,000 in the fiscal 2013 period as compared to $251,000 in the fiscal 2012 period due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $2,196,000 in the fiscal 2013 period as compared to $2,184,000 in the fiscal 2012 period. Franchise restaurant sales decreased to $48,870,000 in the fiscal 2013 period as compared to $49,521,000 in the fiscal 2012 period primarily due to the decline in our comparable restaurants. Sales generated from new store openings, partly offset sales declines from closed stores and the sales decline at our comparable restaurants. Comparable domestic franchise sales (consisting of 130 Nathan’s outlets, operating for 15 months prior to the beginning of the fiscal year, excluding sales under the Branded Menu Program) were $39,314,000 in the fiscal 2013 period as compared to $40,727,000 in the fiscal 2012 period, a decrease of 3.5%.  Franchise sales within our entertainment venues declined by approximately 7.2% compared to the prior period, including significant sales declines at two franchised locations that have been negatively affected by adjacent long term construction projects, and sales at retail environments declined by approximately 0.8% compared to the fiscal 2012 period. During the second quarter fiscal 2012, most of our franchised locations in the Northeast were negatively affected by tropical storm Irene. Comparable international franchise sales, principally the Middle East, increased by approximately $29,000 or 1.4% during the fiscal 2013 period as compared to the fiscal 2012 period.

At September 23, 2012, 304 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 282 domestic and international franchised or Branded Menu Program franchise outlets at September 25, 2011. Total franchise fee income was $268,000 in the fiscal 2013 period, including cancellation fees of  $38,000, compared to $420,000 in the fiscal 2012 period, including cancellation fees of $25,000. Domestic franchise fee income was $139,000 in the fiscal 2013 period compared to $254,000 in the fiscal 2012 period. International franchise fee income was $91,000 in the fiscal 2013 period, compared to $141,000 during the fiscal 2012 period. During the fiscal 2013 period, 23 new franchised outlets opened, including our first two mobile trucks, our sixth restaurant in the Dominican Republic and twelve Branded Menu Program outlets, including nine 9 units operated by K-mart. During the fiscal 2012 period, 35 new franchised outlets opened, including a location in each of Canada, Kuwait and the Dominican Republic, two locations in China, and 22 Branded Menu Program outlets, including 13 units operated by K-mart.

License royalties were $4,351,000 in the fiscal 2013 period as compared to $3,673,000 in the fiscal 2012 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 19.6% to $3,499,000 from $2,926,000 primarily due to higher sales by SMG in the fiscal 2013 period. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $2,799,000 during the fiscal 2013 period as compared to $2,094,000 during the fiscal 2012 period. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club and Kroger’s, were $700,000 during the fiscal 2013 period as compared to $832,000 during the fiscal 2012 period. This decrease is due primarily to a temporary royalty concession for the period April 2012 through July 2012, on sales to Sam’s Club and lower sales volume to Kroger’s. During the fiscal 2013 period, we earned royalties of $93,000 from a new agreement for the sale of salty snacks. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $12,000, during the fiscal 2013 period, as compared to the fiscal 2012 period.

Interest income was $200,000 in the fiscal 2013 period as compared to $312,000 in the fiscal 2012 period, primarily due to lower interest income of approximately $82,000 earned on marketable securities and lower interest earned on the Miami Subs note of approximately $30,000. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. On June 29, 2011, we completed the sale of the Miami Subs note receivable and no longer earned interest income of 8.5% on this note receivable.

Other income was $40,000 in the fiscal 2013 period as compared to $2,000 in the fiscal 2012 period. This increase is due primarily to a renegotiated sublease of a non-franchised restaurant.

Costs and Expenses

Overall, our cost of sales increased by $2,353,000 to $25,898,000 in the fiscal 2013 period as compared to $23,545,000 in the fiscal 2012 period. Our gross profit (representing the difference between sales and cost of sales) was $8,115,000 or 23.9% of sales during the fiscal 2013 period as compared to $6,628,000 or 22.0% of sales during the fiscal 2012 period. The margin improvement was primarily due to the impact of sales price increases that have been implemented to offset the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $1,869,000 during the fiscal 2013 period as compared to the fiscal 2012 period, primarily as a result of the higher sales volume and the approximately 2.1% increased cost of our hot dogs. During the fiscal 2013 period, the market price of hot dogs was approximately 0.9% higher than during the fiscal 2012 period. During the fiscal 2013 period, our purchase commitments increased cost by approximately $142,000. During the fiscal 2012 period, our purchase commitments to acquire hot dogs yielded savings of approximately $74,000. This difference is due to two contributing factors, a) the unexpected decline in the cost of one of the beef components and b) the higher amount of product purchased pursuant to the purchase commitments.  During the fiscal 2013 period approximately 73.3% of our product was purchased at prevailing market prices as compared to approximately 93.8% during the fiscal 2012 period. The purchase commitments increased our costs by approximately $0.017 per pound during the fiscal 2013 period and reduced our costs by approximately $0.009 per pound during the fiscal 2012 period. The cost of beef could further increase due to the record high corn prices as a result of the drought in the Midwest. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2013 period was $5,753,000 or 53.6% of restaurant sales, as compared to $4,895,000 or 54.1% of restaurant sales in the fiscal 2012 period.  Other cost of sales declined by $354,000 in the fiscal 2013 period, primarily because of the termination of our agreement with the QVC television network in March 2012.

Restaurant operating expenses were $1,928,000 in the fiscal 2013 period as compared to $1,739,000 in the fiscal 2012 period. The difference in restaurant operating costs was primarily due to higher percentage rent due on the increased sales at the new Boardwalk location. Although utility costs declined slightly during the fiscal 2013 period, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $541,000 in the fiscal 2013 period as compared to $472,000 in the fiscal 2012 period. This increase is primarily attributable to the investment made at the new Boardwalk location and higher depreciation on newly-added consigned equipment by our Branded Product Program.

General and administrative expenses increased by $211,000 or 4.5% to $4,921,000 in the fiscal 2013 period as compared to $4,710,000 in the fiscal 2012 period. The increase in general and administrative expenses was primarily due to increased compensation costs of $204,000, marketing activities of $51,000 and bad debt of $25,000 partially offset by lower professional fees of $68,000.

Interest expense of $221,000 in fiscal 2013 and $223,000 in the fiscal 2012 period primarily represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. Nathan’s expects to continue to accrue these charges during the term of the appeal.

Provision for Income Taxes

In the fiscal 2013 period, the income tax provision was $3,182,000 or 39.6% of earnings before income taxes as compared to $2,461,000 or 38.9% of income before income taxes in the fiscal 2012 period. Nathan’s effective tax rate was reduced by 1.0% during the fiscal 2013 period and reduced by 1.8% during the fiscal 2012 period, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.6% for the fiscal 2013 period and 40.7% for the fiscal 2012 period.  Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $35,000 during the remainder of fiscal 2013.

Off-Balance Sheet Arrangements

At March 25, 2012, the Company had an outstanding purchase commitment to acquire hot dogs at a cost of approximately $4,900,000 from its primary hot dog manufacturer. At September 23, 2012, Nathan’s completed this purchase commitment and has not entered into any new purchase commitments during the fiscal 2013 period. However, Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at September 23, 2012 aggregated $12,375,000, a $6,346,000 increase during the fiscal 2013 period.  At September 23, 2012, marketable securities were $12,546,000 compared to $14,710,000 at March 25, 2012 and net working capital increased to $27,386,000 from $21,989,000 at March 25, 2012.

Cash provided by operations of $4,870,000 in the fiscal 2013 period is primarily attributable to net income of $4,851,000 and other non-cash items of $904,000. Changes in Nathan’s operating assets and liabilities decreased cash by $885,000, primarily resulting from lower accounts payable and accrued expenses of $1,496,000 and increased accounts and other receivables, net of $765,000  partly offset by reduced prepaid expenses and other current assets of $926,000, increased accrued litigation of $223,000 and reduced inventories of $103,000. The decrease in accounts payable and accrued expenses primarily relates to the payments of accrued compensation, unexpended marketing funds and lower payables in connection with our Branded Product Program in anticipation of the season change. The increase in accounts and other receivables is primarily due to increased Branded Product Program sales and a temporary advance to the franchise system Ad Fund. The decrease in prepaid expenses is due primarily to the reduction of prepaid income taxes arising from the fiscal 2013 period’s earnings and the application of prepaid insurances during the fiscal 2013 period.

Cash provided by investing activities was $1,003,000 in the fiscal 2013 period. We received cash proceeds of $2,000,000 from the redemption of maturing available-for-sale securities. We invested $500,000 in a private offering for Preferred Stock in a privately-owned corporation. We also incurred capital expenditures of $274,000 primarily in connection with our Branded Product Program and capital projects at our restaurants and funded $223,000 of interest into the restricted cash account, as required on a monthly basis throughout the appeal of the SMG damages award.

Cash provided by financing activities of $473,000 in the fiscal 2013 period relates to the expected realization of the tax benefits associated with employee stock option exercises of $322,000 and proceeds from the exercise of employee stock options of $388,000 which were reduced by $237,000 for the payment of withholding tax on the net share settlement exercise of employee stock options. The Company has not purchased any of its stock during the fiscal 2013 period.

During the period from October 2001 through September 23, 2012, Nathan’s purchased a total of 4,491,486 shares of its common stock at a cost of approximately $50,313,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase of shares that the Company may repurchase.  As of September 23, 2012, the Company had repurchased 392,527 shares at a cost of $6,707,000 under the sixth stock repurchase plan.

Currently, an aggregate of 407,473 shares can still be purchased under Nathan’s existing stock buy-back program, as of September 23, 2012. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at September 23, 2012 aggregating $12,375,000, and marketable securities of $12,546,000.  Our Board routinely monitors and assesses its cash position and our current and potential capital requirements.  We may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.  Since March 26, 2007, to date, we have repurchased 2,600,386 shares at a total cost of approximately $43,155,000, reducing the number of shares then-outstanding by 43.2%.

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

At September 23, 2012, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

			Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$4,708	$1,399	$1,359	$1,200	$750
Operating Leases	18,722	1,648	3,482	3,363	10,229
Gross Cash Contractual Obligations	23,430	3,047	4,841	4,563	10,979
Sublease Income	3,630	394	755	522	1,959
Net Cash Contractual Obligations	$19,800	$2,653	$4,086	$4,041	$9,020

At September 23, 2012, the Company had unrecognized tax benefits of $322,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $35,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not possible.

Nathan’s has entered into an agreement to terminate its existing lease for the Yonkers restaurant which will close on or about November 25, 2012 and entered a new lease for another restaurant in the same area. Nathan’s estimates that the new location may be ready to open in December, 2013.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. The market price of hot dogs was approximately 0.9% higher than during the fiscal 2012 period. This modest increase is in addition to last years’ increase of approximately 12.0% over the April – September 2011 period and approximately 0.6% more than the market price of hot dogs in our first quarter of fiscal 2013.  The cost of beef and beef trimmings during the first nine months of calendar 2012, have been the highest that they have ever been since the inception of our Branded Product Program in 1997. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2013. In addition, beef prices could further increase due to the record high corn prices, as a result of the drought in the Midwest. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and increased insurance costs resulting from the hardening of the insurance markets.

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

Item 3.     Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 23, 2012, Nathan’s cash and cash equivalents aggregated $12,375,000. Earnings on this cash and cash equivalents would increase or decrease by approximately $31,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 23, 2012, the market value of Nathan’s marketable securities aggregated $12,546,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value.  As additional notes mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $31,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at September 23, 2012 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities Given an interest rate Decrease of X Basis points			Fair	Valuation of securities Given an interest rate Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$12,615	$12,615	$12,603	$12,546	$12,489	$12,433	$12,378

Borrowings

At September 23, 2012, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. The market price of hot dogs was approximately 0.9% higher than during the fiscal 2012 period. This modest increase is in addition to last years’ increase of approximately 12.0% over the April – September 2011 period and approximately 0.6% more than the market price of hot dogs in our first quarter of fiscal 2013.  The cost of beef and beef trimmings during the first nine months of calendar 2012, have been the highest that they have ever been since the inception of our Branded Product Program in 1997. We have attempted to enter into purchase commitments for hot dogs from time to time in order to reduce the impact of increasing market prices. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 23, 2012 would have increased or decreased our cost of sales by approximately $2,193,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended September 23, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011.  Nathan’s filed a reply brief on November 14, 2011.  On October 23, 2012, the Court has ordered that oral arguments will be heard on November 13, 2012.

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

We did not repurchase any shares during the thirteen-week period ended September 23, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 1, 2012, the Company amended its employment agreement with Howard M. Lorber. Under the amendment, the term of the employment agreement was extended from December 31, 2012 to December 31, 2017 and the base compensation of Mr. Lorber will be $600,000. In addition, Mr. Lorber received a grant of 50,000 shares of restricted stock subject to vesting as provided in a Restricted Stock Agreement between Mr. Lorber and the Company.

Item 6.  Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement onForm S-1 No. 33- 56976.)
3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by referenceto Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)
3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)
4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement onForm S-1 No. 33-56976.)
4.2

Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American StockTransfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

10.1	*Amendment, dated November 1, 2012, to the Employment Agreement, dated as of December 15, 2006 between Howard M. Lorber and Nathan's Famous, Inc.

10.2	*Restricted Stock Agreement, dated November 1, 2012 between Howard M. Lorber and Nathan's Famous, Inc.
31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter endedSeptember 23, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 2, 2012	By:	/s/ Eric Gatoff
Eric Gatoff Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2012	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement onForm S-1 No. 33- 56976.)
3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by referenceto Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)
3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)
4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement onForm S-1 No. 33-56976.)
4.2

Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American StockTransfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

10.1	*Amendment, dated November 1, 2012, to the Employment Agreement, dated as of December 15, 2006 between Howard M. Lorber and Nathan's Famous, Inc.

10.2	*Restricted Stock Agreement, dated November 1, 2012 between Howard M. Lorber and Nathan's Famous, Inc.
31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter endedSeptember 23, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

* Filed herewith.