Form 10-Q
period 2012-12-23
NATHANS FAMOUS INC
filed 2013-02-01
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2012.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ___                                                                                                 Accelerated filer    X
Non-accelerated filer ___                                                                                                  Smaller reporting company ___
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No   X

At February 1, 2013, an aggregate of 4,430,440 shares of the registrant's common stock, par value of $.01, were outstanding.

1

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 23, 2012 and March 25, 2012
(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	December 23, 2012
ASSETS	(Unaudited)	March 25, 2012
CURRENT ASSETS
Cash and cash equivalents	$14,300	$6,029
Marketable securities	12,416	14,710
Restricted cash (Note E)	5,754	5,419
Accounts and other receivables, net	6,816	6,535
Inventories	987	1,125
Prepaid expenses and other current assets	952	1,394
Deferred income taxes	338	338
Total current assets	41,563	35,550

Property and equipment, net	5,296	6,179
Long-term investment (Note G)	500	-
Goodwill	95	95
Intangible assets	1,353	1,353
Deferred income taxes	759	878
Other assets	459	465

	$50,025	$44,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,511	$3,355
Litigation accrual (Note L)	5,754	5,419
Accrued expenses and other current liabilities	4,321	4,664
Deferred franchise fees	238	123
Total current liabilities	12,824	13,561

Other liabilities	2,226	2,122

Total liabilities	15,050	15,683

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,942,384 and 8,855,263 shares issued; and 4,430,440 and 4,363,777 shares outstanding at December 23, 2012 and March 25, 2012, respectively	89	89
Additional paid-in capital	54,332	53,396
Retained earnings	31,081	25,168
Accumulated other comprehensive income	378	497
	85,880	79,150
Treasury stock, at cost, 4,511,944 and 4,491,486 shares at December 23, 2012 and March 25, 2012, respectively.	(50,905)	(50,313)
Total stockholders’ equity	34,975	28,837

	$50,025	$44,520

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Thirteen and thirty-nine weeks ended December 23, 2012 and December 25, 2011
(in thousands, except share and per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011

REVENUES
Sales	$11,862	$11,508	$45,875	$41,681
Franchise fees and royalties	1,309	1,410	4,247	4,265
License royalties	1,753	1,634	6,104	5,307
Interest income	90	124	290	436
Other income	11	124	51	126
Total revenues	15,025	14,800	56,567	51,815

COSTS AND EXPENSES
Cost of sales	9,818	9,497	35,716	33,042
Restaurant operating expenses	462	701	2,390	2,440
Depreciation and amortization	215	246	756	718
General and administrative expenses	2,688	2,285	7,609	6,995
Interest expense	112	112	333	335
Total costs and expenses	13,295	12,841	46,804	43,530

Earnings before provision for income taxes	1,730	1,959	9,763	8,285
Provision for income taxes	668	748	3,850	3,209
Net income	$1,062	$1,211	$5,913	$5,076

PER SHARE INFORMATION
Basic income per share:
Net income	$.24	$.24	$1.35	$1.01

Diluted income per share:
Net income	$.23	$.24	$1.29	$.98

Weighted average shares used in computing income per share
Basic	4,414,000	4,964,000	4,396,000	5,022,000
Diluted	4,612,000	5,113,000	4,582,000	5,159,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Thirteen and thirty-nine weeks ended December 23, 2012 and December 25, 2011
(in thousands)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	Dec. 23, 2012	Dec. 25, 2011	Dec. 23, 2012	Dec. 25, 2011

Net income	$1,062	$1,211	$5,913	$5,076

Other comprehensive (loss) income, net of deferred income taxes:

Unrealized (losses) gains on available for sale securities	(55)	(27)	(119)	59

Other comprehensive (loss) income	(55)	(27)	(119)	59
Comprehensive income	$1,007	$1,184	$5,794	$5,135

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Thirty-nine weeks ended December 23, 2012
(in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 25, 2012	8,855,263	$89	$53,396	$25,168	$497	4,491,486	$(50,313)	$28,837

Shares issued in connection with share based compensation plans	87,121		388					388

Withholding tax on net share settlement exercise of employee stock options			(698)					(698)

Income tax benefit on stock option exercises			749					749

Share-based compensation			497					497

Repurchase of common stock						20,458	(592)	(592)

Unrealized loss on available for sale securities, net of deferred income tax benefit of $75					(119)			(119)

Net income	-	-	-	5,913	-	-	-	5,913

Balance, December 23, 2012	8,942,384	$89	$54,332	$31,081	$378	4,511,944	$(50,905)	$34,975

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-nine weeks ended December 23, 2012 and December 25, 2011
(in thousands)
(Unaudited)

	December 23, 2012	December 25, 2011
Cash flows from operating activities:
Net income	$5,913	$5,076
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	756	718
Provision for doubtful accounts	25	-
Amortization of bond premium	100	154
Share-based compensation	497	218
Deferred income taxes	194	1,410
Changes in operating assets and liabilities:
Accounts and other receivables, net	(306)	(687)
Inventories	138	312
Prepaid expenses and other current assets	442	157
Other assets	6	(58)
Accrued litigation	335	335
Accounts payable, accrued expenses and other current liabilities	(1,390)	(1,314)
Advances of insurance proceeds (Note M)	203	-
Deferred franchise fees	115	(95)
Other liabilities	104	216

Net cash provided by operating activities	7,132	6,442

Cash flows from investing activities:
Proceeds from sale and maturities of available for sale securities	2,000	3,050
Purchase of long-term investment	(500)	-
Purchase of property and equipment	(322)	(636)
Insurance proceeds received for property and equipment (Note M)	449	-
Change in restricted cash	(335)	(335)
Proceeds received on sale of note receivable	-	900
Payments received on note receivable	-	21

Net cash provided by investing activities	1,292	3,000

Cash flows from financing activities:
Income tax benefit on stock option exercises	749	15
Proceeds from exercise of stock options	388	8
Payments of withholding tax on net share settlement exercise of employee stock options	(698)	-
Repurchase of common stock	(592)	(2,573)
Net cash used in financing activities	(153)	(2,550)

Net increase in cash and cash equivalents	8,271	6,892

Cash and cash equivalents, beginning of year	6,029	8,940

Cash and cash equivalents, end of year	$14,300	$15,832

Cash paid during the year for:
Interest	$-	$-
Income taxes	$2,576	$1,359

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 23, 2012
(Unaudited)
NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,”  “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 23, 2012 and December 25, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented.  However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 23, 2012 and March 25, 2012 based upon the valuation hierarchy (in thousands):

December 23, 2012	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$12,416	$-	$12,416

Total assets at fair value	$-	$12,416	$-	$12,416

March 25, 2012	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$14,710	$-	$14,710

Total assets at fair value	$-	$14,710	$-	$14,710

Nathan’s marketable securities, which consist primarily of municipal bonds, are not actively traded.  The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

It was not practicable to estimate the fair value of the long-term investment representing 2.5% of the equity ownership of a privately-owned company; that investment is carried at its original cost of $500,000 in the statement of financial position. At December 31, 2011, the total assets reported by the privately-owned company were $668,000, total equity was $443,000, revenues were $215,000 and net loss was $573,000.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 23, 2012, no fair value adjustment or material fair value measurements were required for non-financial assets.

NOTE D – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 23, 2012 and March 25, 2012, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

December 23, 2012	$11,797	$619	$-	$12,416

March 25, 2012	$13,897	$814	$1	$14,710

The municipal bonds held at December 23, 2012, mature at various dates between April 2013 and October 2019. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

December 23, 2012	$12,416	$2,958	$8,210	$1,248	$-

The change in net unrealized (losses) gains on available-for-sale securities for the thirteen week periods ended December 23, 2012 and December 25, 2011 of ($55), and ($27), respectively, which are net of deferred income tax (benefit) expense, of ($35) and ($18), respectively, have been included as a component of comprehensive income. The change in net unrealized (losses) gains on available-for-sale securities for the thirty-nine week periods ended December 23, 2012 and December 25, 2011 of ($119), and $59, respectively, which are net of deferred income tax (benefit) expense, of ($75) and $40, respectively, have been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sales securities as of December 23, 2012 and March 25, 2012.

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

Pursuant to the Blocked Account Agreement, at December 23, 2012, Nathan’s had deposited a total of $5,754,000 into the Account which includes an amount equal to the post-judgment interest (calculated at 9% per annum) and has classified the amount of the Judgment along with the post-judgment interest as restricted cash in the accompanying balance sheet.  Pursuant to the Blocked Account Agreement, Nathan’s will have no right to withdraw amounts from the Account, until: (1) the Bank receives written notice from SMG (a “Release Notice”) that (a) the Judgment, plus all applicable post-judgment interest, has been satisfied, (b) the Judgment has been reversed or the Judgment has been vacated and the matter remanded and that any subsequent motions or appeals have been resolved, (c) Nathan’s and SMG have entered a fully-executed settlement agreement resolving the Judgment, or (d) SMG has withdrawn its “Disposition Notice” (as defined below) or (2) the Bank has received a Disposition Notice and has acted in accordance with the Disposition Notice.

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

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	Dec. 23,	March 25,
	2012	2012

Branded product sales	$4,220	$4,246
Franchise and license royalties	2,520	2,093
Other	211	334
	6,951	6,673
Less: allowance for doubtful accounts	135	138
Accounts and other receivables, net	$6,816	$6,535

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

Changes in the Company’s allowance for doubtful accounts for the thirty-nine-week period ended December 23, 2012 and the fiscal year ended March 25, 2012 are as follows (in thousands):

	Dec. 23, 2012	March 25, 2012

Beginning balance	$138	$62
Bad debt expense	25	86
Accounts written off	(28)	(10)
Ending balance	$135	$138

NOTE G – LONG-TERM INVESTMENT

In September 2012, Nathan’s purchased 351,550 shares of Series A Preferred Stock in a privately-owned corporation for $500,000. Nathan’s investment currently represents a 2.5% equity ownership in the entity and Nathan’s does not have the ability to exercise significant influence over the investee. The shares have voting rights on the same basis as the common shareholders and have certain dividend rights, if declared. Nathan’s accounts for this investment pursuant to the cost method and recognizes income from dividends distributed by the investee to the extent that dividends are distributed from net accumulated earnings of the investee. Each reporting period, management reviews the carrying value of this investment and considers whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of our investment to determine if an, other than temporary impairment in value has occurred. We are required to recognize an impairment on the investment if such impairment is considered to be other than temporary. We have not recognized any impairments during the thirteen and thirty-nine week periods ended December 23, 2012.

NOTE H -INCOME PER SHARE

Basic income per common share is calculated by dividing income by the weighted-average number of common shares outstanding and excludes any dilutive effect of stock options. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income per common share result from the assumed exercise of stock options and unvested restricted stock, as determined using the treasury stock method.

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine-week periods ended December 23, 2012 and December 25, 2011, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2012	2011	2012	2011	2012	2011
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,062	$1,211	4,414	4,964	$0.24	$0.24
Effect of dilutive employee stock options and unvested restricted stock	-	-	198	149	(0.01)	-
Diluted EPS
Diluted calculation	$1,062	$1,211	4,612	5,113	$0.23	$0.24

Thirty-nine weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2012	2011	2012	2011	2012	2011
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$5,913	$5,076	4,396	5,022	$1.35	$1.01
Effect of dilutive employee stock options and unvested restricted stock	-	-	186	137	(0.06)	(0.03)
Diluted EPS
Diluted calculation	$5,913	$5,076	4,582	5,159	$1.29	$0.98

There were no options to purchase shares of common stock for the thirteen and thirty-nine week periods ended December 23, 2012 and December 25, 2011 that were excluded from the computation of diluted earnings per share.

NOTE I – INCOME TAXES

The income tax provisions for the thirty-nine week periods ended December 23, 2012 and December 25, 2011 reflect effective tax rates of 39.4% and 38.7%, respectively, which have been reduced from statutory rates by 1.2% and 2.0%, respectively,  for the differing effects of tax exempt interest income.

The amount of unrecognized tax benefits at December 23, 2012 was $327,000, all of which would impact Nathan’s effective tax rate, if recognized.  As of December 23, 2012, Nathan’s had $365,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

The City of New York (“NYC”) has completed its examination of our tax returns for the tax years ended March 2008 through March 2010.  In July 2012, Nathan’s and NYC agreed to and settled the audit findings for an amount approximating the originally proposed findings, which had previously been accrued in Nathan’s consolidated financial statements for the fiscal year ended March 25, 2012. Nathan’s tax returns in the State of Florida and the Commonwealth of Massachusetts for the fiscal years ended March 2008, March 2009 and March 2010 have also been reviewed. The State of Florida and the Commonwealth of Massachusetts have completed their reviews, which we settled for approximately $13,000 in the aggregate.

NOTE J – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended December 23, 2012 and December 25, 2011 was $385,000 and $56,000, respectively. Total share-based compensation during the thirty-nine week periods ended December 23, 2012 and December 25, 2011 was $497,000 and $218,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of December 23, 2012, there was $1,681,000 of unamortized compensation expense related to unvested stock options and restricted stock. We expect to recognize this expense over approximately two years and eight months, which represents the weighted average remaining requisite service periods for such awards.

On September 14, 2010, the Company adopted the 2010 Stock Incentive Plan (“the 2010 Plan”) which initially provided for the issuance of up to 150,000 shares pursuant to the 2010 Plan together with 171,000 shares that had not been issued under the 2001 Stock Option Plan (the “2001 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”) plus any shares subject to any outstanding options or restricted stock grants under the 2001 Plan and the 2002 Plan that subsequently expire unexercised or are otherwise forfeited up to a maximum of an additional 100,000 shares. On September 13, 2012, the Company amended the 2010 Plan increasing the number of shares available for issuance by 250,000 shares. As of December 23, 2012, options to purchase 343,500 shares of common stock or up to 244,844 shares of restricted stock may be granted pursuant the 2010 Plan, as amended.

During the thirty-nine week period ended December 23, 2012, the Company granted 50,000 shares of restricted stock at a fair value of $29.29 per share representing the closing price on the date of grant, which will be fully vested four years from the date of grant. Upon grant, 10,000 shares immediately vested and the restrictions on the remaining 40,000 shares lapse ratably over a four-year period as follows: 10,000 shares on November 1, 2013, 10,000 shares on November 1, 2014, 10,000 shares on November 1, 2015 and 10,000 shares on November 1, 2016.

The Company did not grant any options during the thirty-nine week period ended December 23, 2012. During the thirty-nine week period ended December 25, 2011, the Company granted options to purchase 177,500 shares at an exercise price of $17.75 per share, all of which expire five years from the date of grant. These stock options vest ratably over a four-year period as follows: 25% on June 6, 2012, 25% on June 6, 2013, 25% on June 6, 2014 and the balance on June 6, 2015.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirty-nine weeks ended December 25, 2011, are as follows:

Weighted-average option fair values	$5.039
Expected life (years)	5.0
Interest rate	1.60%
Volatility	28.90%
Dividend yield	0%

The expected dividend yield is based on historical and projected dividend yields. The Company estimates expected volatility based primarily on historical monthly price changes of the Company’s stock equal to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on expected employee exercise behavior. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011

Stock options	$56	$56	$168	$218
Restricted stock	329	-	329	-
Total compensation cost	$385	$56	$497	$218

Stock options outstanding:

Transactions with respect to stock options for the thirty-nine weeks ended December 23, 2012 are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 25, 2012	622,000	$13.21	3.05	$4,849,000
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	(155,000)	$13.13	-	-
Options outstanding at December 23, 2012	467,000	$13.24	2.99	$9,344,000

Options exercisable at December 23, 2012	333,875	$11.44	2.81	$7,281,000

Restricted stock:

Transactions with respect to restricted stock for the thirty-nine weeks ended December 23, 2012 are as follows:

	Shares	Weighted- Average Grant-date Fair value Per share
Unvested restricted stock at March 25, 2012	-	$-
Granted	50,000	$29.29
Vested	(10,000)	$29.29
Unvested restricted stock at December 23, 2012	40,000	$29.29

NOTE K – STOCKHOLDERS’ EQUITY

During the period from October 2001 through December 23, 2012, Nathan’s purchased a total of 4,511,944 shares of its common stock at a cost of approximately $50,905,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors.  During the thirty-nine week period ended December 23, 2012, we repurchased 20,458 shares at a cost of $592,000.

As of December 23, 2012, an aggregate of 387,015 shares can still be purchased under Nathan’s existing stock buy-back program.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

At December 23, 2012, the Company has reserved 5,280,940 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 4, 2008.

NOTE L - COMMITMENTS AND CONTINGENCIES

1.     Commitments

At March 25, 2012, the Company had an outstanding purchase commitment to acquire hot dogs at a cost of approximately $4,900,000 from its primary hot dog manufacturer. During the second quarter fiscal 2013, Nathan’s completed this purchase commitment and has entered into two new purchase commitments. Nathan’s has committed to purchase approximately $4.3 million of hot dogs during the January – March 2013 period. Additionally, Nathan’s has entered into a commitment to purchase a similar amount of hot dogs during the April – June 2013 period. The value of this commitment will be finalized after the manufacturing process has been completed. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

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

Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011.  Nathan’s filed a reply brief on November 14, 2011.  On December 11, 2012, the Court heard oral arguments.  On January 25, 2013, the Appellate Court affirmed the trial court’s ruling.  Nathan’s is currently evaluating its options to further appeal this decision.

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

NOTE M – HURRICANE SANDY

On October 29, 2012, Hurricane Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. Seventy-eight franchised restaurants, including 18 Branded Menu locations, were closed for varying periods of time, two of which remain closed. Our flagship Coney Island restaurant and our new Boardwalk restaurant have been closed since the storm. Our Company-owned restaurant in Oceanside, New York was closed for approximately two weeks.  The new Coney Island Boardwalk restaurant sustained minor damage and is anticipated to re-open in March 2013. The Coney Island restaurant incurred significant damage. We are seeking to re-open the restaurant during the Spring of 2013. We believe that we maintain adequate insurance coverage between the flood and property insurance policies to cover the cost of reparations and recover lost profits and ongoing costs incurred under our business interruption insurance policy. To date, we have received an advance of $1 million from our insurer against which we have charged all ongoing costs which we expect to be recoverable under our business interruption insurance along with the value of the assets that have been destroyed. Through December 23, 2012, we incurred actual losses of approximately $797,000 and expect to incur additional losses in future periods, of approximately $100,000 per month relating to ongoing operational costs and clean-up until the restaurants reopen. As of December 23, 2012, the remaining unutilized insurance advance of approximately $203,000 is included in Accrued expenses and other current liabilities in the accompanying balance sheet.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the adverse effect that increasing commodity costs have on our profitability and operating results, including the prolonged Midwest drought which has resulted in record high corn prices; the pending litigation with the primary supplier of hot dogs to our Branded Product Program may result in a disruption in that supply or increased costs,  which would adversely affect our operating results; the outcome of any appeal of the court’s ruling in such litigation; the timing of any such cash payment under the court ruling in such litigation and the tax impact of the ruling; the status of our licensing and supply agreements, including our entering into a definitive and binding letter agreement with John Morrell & Co. for hot dogs; the continued closure of our Coney Island restaurants and two franchised restaurants due to Hurricane Sandy; current economic conditions could result in decreased consumer spending on discretionary products, such as fast food; as well as those risks discussed in the Company’s Form 10-K annual report for the year ended March 25, 2012, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or the “Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

On October 29, 2012, Hurricane Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. Seventy-eight franchised restaurants, including 18 Branded Menu locations, were closed for varying periods of time, two of which remain closed. Our flagship Coney Island restaurant and our new Boardwalk restaurant have been closed since the storm. Our Company-owned restaurant in Oceanside, New York was closed for approximately two weeks.  The new Coney Island Boardwalk restaurant sustained minor damage and is anticipated to re-open in March 2013. The Coney Island restaurant incurred significant damage. We are seeking to re-open the restaurant during the Spring of 2013. We believe that we maintain adequate insurance coverage between the flood and property insurance policies to cover the cost of reparations and recover lost profits and ongoing costs incurred under our business interruption insurance policy. To date, we have received an advance of $1 million from our insurer against which we have charged all ongoing costs which we expect to be recoverable under our business interruption insurance along with the value of the assets that have been destroyed. Through December 23, 2012, we incurred actual losses of approximately $797,000 and expect to incur additional losses in future periods, of approximately $100,000 per month relating to ongoing operational costs and clean-up until the restaurants reopen. As of December 23, 2012, the remaining unutilized insurance advance of approximately $203,000 is included in Accrued expenses and other current liabilities in the accompanying balance sheet.

Additionally, on November 25, 2012, we closed the Company-owned restaurant in Yonkers, New York, which was demolished as a part of a redevelopment of the property which will include a new Nathan’s Company-owned restaurant that we anticipate opening in December 2013. As a result of the above, Nathan’s Management Discussion and Analysis will not include a discussion of its comparable Company-owned restaurant sales. Additionally, the analysis of the comparable franchised restaurant sales will be presented based on the sales that have been reported.

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

In addition to plans for expansion through our Branded Product Program, franchising and licensing, Nathan’s continues to seek to co-brand within its restaurant system.  Nathan’s is also the owner of the Arthur Treacher’s brand. At December 23, 2012, the Arthur Treacher’s brand was being sold within 55 Nathan’s restaurants.

At December 23, 2012, our restaurant system consisted of 308 Nathan’s franchised units, including 124 Branded Menu units, and five Company-owned units (two of which are temporarily closed due to Hurricane Sandy and one restaurant closed for redevelopment), located in 27 states, the Cayman Islands and seven foreign countries. At December 25, 2011, our restaurant system consisted of 297 Nathan’s franchised units, including 119 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, the Cayman Islands and six foreign countries.

As described in Risk Factors and other sections in our Annual Report on Form 10-K for the year ended March 25, 2012, our future results could be impacted by many developments. In addition, subsequent to the filing of our Annual Report on Form 10-K for the year ended March 25, 2012 we entered into a definitive and binding letter agreement with John Morrell & Co, a subsidiary of Smithfield Foods, Inc. to become Nathan’s exclusive licensee to manufacture and sell hot dogs, sausage and corned beef at retail. Our future operating results could be favorably impacted by the terms and conditions of this agreement as compared to the terms and conditions of our agreement with SMG which is scheduled to expire on March 1, 2014, although there can be no assurance thereof.  There are also certain risks associated with entering into the agreement with John Morrell & Co including whether we will be able to sustain our business at the same or higher quality and consistency that is expected by our customers and whether we can successfully implement an orderly transition of the business to John Morrell & Co. In addition, our future operating results could be impacted by the record high corn prices, as a result of the drought in the Midwest, which could significantly increase the cost of beef.

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

Results of Operations

Thirteen weeks ended December 23, 2012 compared to thirteen weeks ended December 25, 2011

Revenues

Total sales increased by 3.1% to $11,862,000 for the thirteen weeks ended December 23, 2012 (“third quarter fiscal 2013”) as compared to $11,508,000 for the thirteen weeks ended December 25, 2011 (“third quarter fiscal 2012”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 11.3% to $10,173,000 for the third quarter fiscal 2013 as compared to sales of $9,137,000 in the third quarter fiscal 2012. This increase was primarily attributable to an increase in the volume of products ordered totaling 11.4%. Total Company-owned restaurant sales decreased by $486,000 to $1,681,000 during the third quarter fiscal 2013 compared to $2,167,000 during the third quarter fiscal 2012. This decrease was primarily attributed to the closures caused by Hurricane Sandy and the closure of our Yonkers, New York, restaurant for redevelopment. We estimate that the closures of our Coney Island and Oceanside restaurants due to the storm reduced sales by approximately $368,000 and $66,000, respectively. Additionally, we estimate that the closing of our Yonkers restaurant for redevelopment in November 2012, further reduced sales by approximately $131,000 as compared to the third quarter fiscal 2012. During the third quarter fiscal 2013, other sales were approximately $196,000 lower than the third quarter fiscal 2012 primarily because Nathan’s terminated our agreement with the QVC television network in March 2012.

Franchise fees and royalties were $1,309,000 in the third quarter fiscal 2013 as compared to $1,410,000 in the third quarter fiscal 2012. Total royalties were $1,125,000 in the third quarter fiscal 2013 as compared to $1,164,000 in the third quarter fiscal 2012. Royalties earned under the Branded Menu program were $213,000 in the third quarter fiscal 2013 as compared to $239,000 in the third quarter fiscal 2012. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $912,000 in the third quarter fiscal 2013 as compared to $925,000 in the third quarter fiscal 2012. Franchise restaurant sales were $20,488,000 in the third quarter fiscal 2013 as compared to $20,605,000 in the third quarter fiscal 2012. We estimate that we lost approximately $385,000 of sales due to closures resulting from Hurricane Sandy. Only one of these restaurants affected has not reopened. Comparable domestic franchise sales (consisting of 123 Nathan’s outlets, excluding sales under the Branded Menu Program, operating for 15 months prior to the beginning of the fiscal quarter) were $15,264,000 in the third quarter fiscal 2013 as compared to $15,849,000 in the third quarter fiscal 2012, a decrease of 3.7%.  We believe that a significant portion of this decline is attributable to the franchised restaurants in the Northeast that were closed due to Hurricane Sandy. Franchise sales within our free standing locations and travel venues decreased by approximately 7.5% and 4.4%, respectively compared to the third quarter fiscal 2012. Franchise sales in entertainment environments, including malls increased by approximately 4.6% compared to the third quarter fiscal 2012.

At December 23, 2012, 303 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 297 domestic and international franchised or Branded Menu Program franchise outlets at December 25, 2011. Total franchise fee income was $184,000 in the third quarter fiscal 2013, including a $61,000 cancellation fee, compared to $246,000 in the third quarter fiscal 2012, including a $49,000 cancellation fee. Domestic franchise fee income was $26,000 in the third quarter fiscal 2013 compared to $128,000 in the third quarter fiscal 2012. International franchise fee income was $97,000 in the third quarter fiscal 2013, compared to $69,000 during the third quarter fiscal 2012. During the third quarter fiscal 2013, six new franchised outlets opened, including our first location in Turkey and three Branded Menu Program outlets, including one unit operated by K-mart. During the third quarter fiscal 2012, 21 new franchised outlets opened, including one location in Canada and one location in the Dominican Republic and 18 Branded Menu Program outlets, including 16 units operated by K-mart.

License royalties were $1,753,000 in the third quarter fiscal 2013 as compared to $1,634,000 in the third quarter fiscal 2012. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 7.6% to $1,339,000 from $1,245,000 primarily due to higher royalties from a change in packaging on certain products sold by SMG in the third quarter fiscal 2013. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $982,000 during the third quarter fiscal 2013 as compared to $877,000 during the third quarter fiscal 2012. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club and Kroger’s, were $357,000 during the third quarter fiscal 2013 as compared to $368,000 during the third quarter fiscal 2012. During the third quarter fiscal 2013, we earned royalties of $22,000 from a new agreement for the sale of salty snacks. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products were $392,000, during the third quarter fiscal 2013, as compared to $389,000 during the third quarter fiscal 2012.

Interest income was $90,000 in the third quarter fiscal 2013 as compared to $124,000 in the third quarter fiscal 2012, primarily due to lower interest income on our cash and cash equivalents as a result of the reduced amount of marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

Other income was $11,000 in the third quarter fiscal 2013 as compared to $124,000 in the third quarter fiscal 2012. In November 2011, Nathan’s received $125,000 in full satisfaction of Nathan’s rights under the irrevocable direction entered into in connection with its sale of Miami Subs. (Refer to Note G of the Notes to Consolidated Financial Statements for the fiscal year ended March 25, 2012).

Costs and Expenses

Overall, our cost of sales increased by $321,000 to $9,818,000 in the third quarter fiscal 2013 as compared to $9,497,000 in the third quarter fiscal 2012. Our gross profit (representing the difference between sales and cost of sales) was $2,044,000 or 17.2% of sales during the third quarter fiscal 2013 as compared to $2,011,000 or 17.5% of sales during the third quarter fiscal 2012. The margin was negatively affected by the forgone sales at our Company-owned restaurants which were closed after Hurricane Sandy which was partly offset by the impact of sales price increases that have been implemented in order to offset the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $853,000 during the third quarter fiscal 2013 as compared to the third quarter fiscal 2012, primarily as a result of the higher sales volume and the approximately 0.4% increased cost of our hot dogs. Although Nathan’s has attempted to limit the impact of commodity price increases through the use of purchase commitments, all of Nathan’s hot dogs were purchased at prevailing market prices during the third quarter fiscal 2013 and the third quarter fiscal 2012.The cost of beef could further increase due to the record high corn prices as a result of the drought in the Midwest. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2013 was $1,096,000 or 65.2% of restaurant sales, as compared to $1,450,000 or 66.9% of restaurant sales in the third quarter fiscal 2012.  Other cost of sales declined by $178,000 in the third quarter fiscal 2013, primarily because of the termination of our agreement with the QVC television network in March 2012.

Restaurant operating expenses were $462,000 in the third quarter fiscal 2013 as compared to $701,000 in the third quarter fiscal 2012. The decline in restaurant operating costs was primarily due to the ongoing expenses at our Coney Island restaurants which have been offset against an advance received from our insurance company and the savings from the closure of our Yonkers restaurant in November 2012.

Depreciation and amortization was $215,000 in the third quarter fiscal 2013 as compared to $246,000 in the third quarter fiscal 2012. This decrease is primarily attributable to the discontinuance of depreciation on the assets that were destroyed at our Coney Island restaurant which was partly offset by higher depreciation on newly-added consigned equipment by our Branded Product Program.

General and administrative expenses increased by $403,000 or 17.6% to $2,688,000 in the third quarter fiscal 2013 as compared to $2,285,000 in the third quarter fiscal 2012. The increase in general and administrative expenses was primarily due to increased compensation costs of $498,000, including higher share-based compensation of approximately $330,000, additional personnel and associated expenses and higher payroll taxes from the exercise of employee stock options. These expenses were partly offset by lower professional fees of approximately $43,000 and a recovery of property taxes of $19,000.

Interest expense of $112,000 in the third quarter fiscal 2013 and $112,000 in the third quarter fiscal 2012 represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. Nathan’s expects to continue to accrue these charges during the term of the appeal.

Provision for Income Taxes

In the third quarter fiscal 2013, the income tax provision was $668,000 or 38.6% of earnings before income taxes as compared to $748,000 or 38.2% of income before income taxes in the third quarter fiscal 2012. Nathan’s effective tax rate was reduced by 2.1% during the third quarter fiscal 2013 and reduced by 2.6% during the third quarter fiscal 2012, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.7% for the third quarter fiscal 2013 and 40.8% for the third quarter fiscal 2012.  Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $35,000 during the remainder of fiscal 2013.

Thirty-nine weeks ended December 23, 2012 compared to thirty-nine weeks ended December 25, 2011

Revenues

Total sales increased by 10.1% to $45,875,000 for the thirty-nine weeks ended December 23, 2012 (“fiscal 2013 period”) as compared to $41,681,000 for the thirty-nine weeks ended December 25, 2011 (“fiscal 2012 period”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 12.1% to $33,464,000 for the fiscal 2013 period as compared to sales of $29,843,000 in the fiscal 2012 period. This increase was primarily attributable to a 10.1% increase in the volume of products ordered and the impact of price increases that took effect during the fiscal 2013 and fiscal 2012 periods. Total Company-owned restaurant sales, comprised of five Nathan’s restaurants in both periods (including one seasonal restaurant), increased by $1,160,000 to $12,378,000 during the fiscal 2013 period compared to $11,218,000 during the fiscal 2012 period. This increase was primarily attributed to the increased sales at our relocated and expanded seasonal Boardwalk restaurant in Coney Island that opened in April 2012. Weather conditions had been favorable throughout the first twenty-six weeks of fiscal 2013 as compared to the first twenty-six weeks fiscal 2012 period. Sales during the third quarter fiscal 2013 were negatively affected due to the closures of our two Coney Island locations caused by Hurricane Sandy and the closure of our Yonkers, New York, restaurant for redevelopment. We estimate that the closures of our Coney Island and Oceanside restaurants due to the storm reduced sales by approximately $368,000 and $66,000, respectively. Additionally, we estimate that the closing of our Yonkers restaurant for redevelopment in November 2012, further reduced sales by approximately $131,000 as compared to the third quarter fiscal 2012. During the fiscal 2012 period, we were forced to temporarily close all of our restaurants during tropical storm Irene for the weekend of August 27, 2011 and experienced much more rain than usual, particularly during weekends, and a cold Labor Day weekend which we believe further decreased sales particularly at our Coney Island locations. During the fiscal 2013 period, other sales were approximately $587,000 lower than the fiscal 2012 period primarily because Nathan’s terminated our agreement with the QVC television network in March 2012.

Franchise fees and royalties were $4,247,000 in the fiscal 2013 period as compared to $4,265,000 in the fiscal 2012 period. Total royalties were $3,795,000 in the fiscal 2013 period as compared to $3,599,000 in the fiscal 2012 period. Royalties earned under the Branded Menu program were $687,000 in the fiscal 2013 period as compared to $490,000 in the fiscal 2012 period due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $3,108,000 in the fiscal 2013 period as compared to $3,109,000 in the fiscal 2012 period. Franchise restaurant sales decreased to $69,358,000 in the fiscal 2013 period as compared to $70,126,000 in the fiscal 2012 period. We estimate that approximately $385,000 of the sales decline was attributable to closures resulting from Hurricane Sandy. Only one of these restaurants affected has not reopened. Comparable domestic franchise sales (consisting of 123 Nathan’s outlets, operating for 15 months prior to the beginning of the fiscal year, excluding sales under the Branded Menu Program) were $48,689,000 in the fiscal 2013 period as compared to $50,518,000 in the fiscal 2012 period, a decrease of 3.6%.  We believe that a portion of this decline is attributable to the franchised restaurants in the Northeast that were closed due to Hurricane Sandy. Franchise sales within our entertainment venues declined by approximately 4.7% compared to the prior period, including significant sales declines at two franchised locations that have been negatively affected by adjacent long term construction projects. Franchise sales within our free standing locations and travel venues decreased by approximately 5.7% and 3.8%, respectively compared to the third quarter fiscal 2012. During the second quarter fiscal 2012, most of our franchised locations in the Northeast were also negatively affected by tropical storm Irene.

At December 23, 2012, 303 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 297 domestic and international franchised or Branded Menu Program franchise outlets at December 25, 2011.Total franchise fee income was $452,000 in the fiscal 2013 period, including cancellation fees of $99,000, compared to $666,000 in the fiscal 2012 period, including cancellation fees of $74,000. Domestic franchise fee income was $165,000 in the fiscal 2013 period compared to $382,000 in the fiscal 2012 period. International franchise fee income was $188,000 in the fiscal 2013 period, compared to $210,000 during the fiscal 2012 period. During the fiscal 2013 period, 29 new franchised outlets opened, including our first two mobile trucks, our first location in Turkey, our sixth restaurant in the Dominican Republic and fifteen Branded Menu Program outlets, including ten units operated by K-mart. During the fiscal 2012 period, 56 new franchised outlets opened, including two locations in each of Canada, the Dominican Republic and China, one location in Kuwait and 40 Branded Menu Program outlets, including 29 units operated by K-mart.

License royalties were $6,104,000 in the fiscal 2013 period as compared to $5,307,000 in the fiscal 2012 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 16.0% to $4,838,000 from $4,171,000 primarily due to higher sales by SMG and higher royalties from a change in packaging on certain products sold by SMG in the fiscal 2013 period. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $3,781,000 during the fiscal 2013 period as compared to $2,971,000 during the fiscal 2012 period. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club and Kroger’s, were $1,057,000 during the fiscal 2013 period as compared to $1,200,000 during the fiscal 2012 period. This decrease is due primarily to a temporary royalty concession for the period April 2012 through July 2012, on sales to Sam’s Club and lower sales volume to Kroger’s. During the fiscal 2013 period, we earned royalties of $115,000 from a new agreement for the sale of salty snacks. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products were $1,151,000, during the fiscal 2013 period, as compared to $1,136,000 during the fiscal 2012 period.

Interest income was $290,000 in the fiscal 2013 period as compared to $436,000 in the fiscal 2012 period, primarily due to lower interest income of approximately $116,000 earned on marketable securities and lower interest earned on the Miami Subs note of approximately $30,000. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. On June 29, 2011, we completed the sale of the Miami Subs note receivable and no longer earned interest income of 8.5% on this note receivable.

Other income was $51,000 in the fiscal 2013 period as compared to $126,000 in the fiscal 2012 period. This decrease is due primarily to a renegotiated sublease of a non-franchised restaurant. In November 2011, Nathan’s received $125,000 in full satisfaction of Nathan’s rights under the irrevocable direction entered into in connection with its sale of Miami Subs. (Refer to Note G of the Notes to Consolidated Financial Statements for the fiscal year ended March 25, 2012).

Costs and Expenses

Overall, our cost of sales increased by $2,674,000 to $35,716,000 in the fiscal 2013 period as compared to $33,042,000 in the fiscal 2012 period. Our gross profit (representing the difference between sales and cost of sales) was $10,159,000 or 22.1% of sales during the fiscal 2013 period as compared to $8,639,000 or 20.7% of sales during the fiscal 2012 period. The margin improvement was primarily due to the impact of sales price increases that have been implemented to offset the higher cost of hot dogs for our Branded Product Program. During the third quarter fiscal 2013, the margin was negatively affected by the forgone sales at our Company-owned restaurants which were closed after Hurricane Sandy.

Cost of sales in the Branded Product Program increased by approximately $2,722,000 during the fiscal 2013 period as compared to the fiscal 2012 period, primarily as a result of the higher sales volume and the approximately 1.6% increased cost of our hot dogs. During the fiscal 2013 period, the market price of hot dogs was approximately 0.7% higher than during the fiscal 2012 period. During the fiscal 2013 period, our purchase commitments increased cost by approximately $142,000. During the fiscal 2012 period, our purchase commitments to acquire hot dogs yielded savings of approximately $74,000. This difference is due to two contributing factors, a) the unexpected decline in the cost of one of the beef components and b) the higher amount of product purchased pursuant to the purchase commitments.  During the fiscal 2013 period approximately 81.7% of our product was purchased at prevailing market prices as compared to approximately 95.7% during the fiscal 2012 period. The purchase commitments increased our costs by approximately $0.011 per pound during the fiscal 2013 period and reduced our costs by approximately $0.007 per pound during the fiscal 2012 period. The cost of beef could further increase due to the record high corn prices as a result of the drought in the Midwest. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2013 period was $6,829,000 or 55.2% of restaurant sales, as compared to $6,345,000 or 56.6% of restaurant sales in the fiscal 2012 period.  Other cost of sales declined by $532,000 in the fiscal 2013 period, primarily because of the termination of our agreement with the QVC television network in March 2012.

Restaurant operating expenses were $2,390,000 in the fiscal 2013 period as compared to $2,440,000 in the fiscal 2012 period. Prior to Hurricane Sandy, restaurant operating costs were higher than the same period in fiscal 2012 by approximately $204,000 primarily due to higher percentage rent due on the increased sales at the new Boardwalk location. The subsequent decline in restaurant operating costs was primarily due to the ongoing expenses incurred at our Coney Island restaurants while closed have been offset against an insurance advance received relating to damages from Hurricane Sandy. We incurred further savings from the closure of our Yonkers restaurant in November 2012. Although utility costs declined slightly during the fiscal 2013 period, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $756,000 in the fiscal 2013 period as compared to $718,000 in the fiscal 2012 period. This increase is primarily attributable to the investment made at the new Boardwalk location and higher depreciation on newly-added consigned equipment by our Branded Product Program which has been partly offset by the discontinuance of depreciation on the assets that were destroyed at our Coney Island restaurant as a result of Hurricane Sandy.

General and administrative expenses increased by $614,000 or 8.8% to $7,609,000 in the fiscal 2013 period as compared to $6,995,000 in the fiscal 2012 period. The increase in general and administrative expenses was primarily due to increased compensation costs of $702,000, including higher share-based compensation of approximately $280,000, additional personnel and associated expenses and higher payroll taxes from the exercise of employee stock options. These expenses were partly offset by lower professional fees of approximately $112,000.

Interest expense of $333,000 in fiscal 2013 and $335,000 in the fiscal 2012 period primarily represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. Nathan’s expects to continue to accrue these charges during the term of the appeal.

Provision for Income Taxes

In the fiscal 2013 period, the income tax provision was $3,850,000 or 39.4% of earnings before income taxes as compared to $3,209,000 or 38.7% of income before income taxes in the fiscal 2012 period. Nathan’s effective tax rate was reduced by 1.2% during the fiscal 2013 period and reduced by 2.0% during the fiscal 2012 period, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.6% for the fiscal 2013 period and 40.7% for the fiscal 2012 period.  Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $35,000 during the remainder of fiscal 2013.

Off-Balance Sheet Arrangements

At March 25, 2012, the Company had an outstanding purchase commitment to acquire hot dogs at a cost of approximately $4,900,000 from its primary hot dog manufacturer. During the second quarter fiscal 2013, Nathan’s completed this purchase commitment. At December 23, 2012, Nathan’s has entered into two new purchase commitments. Nathan’s has committed to purchase approximately $4.3 million of hot dogs during the January – March 2013 period. Additionally, Nathan’s has entered into a commitment to purchase a similar amount of hot dogs during the April – June 2013 period. The value of this commitment will be finalized after the manufacturing process has been completed. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at December 23, 2012 aggregated $14,300,000, increasing by $8,271,000 during the fiscal 2013 period.  At December 23, 2012, marketable securities were $12,416,000 compared to $14,710,000 at March 25, 2012 and net working capital increased to $28,739,000 from $21,989,000 at March 25, 2012.

Cash provided by operations of $7,132,000 in the fiscal 2013 period is primarily attributable to net income of $5,913,000 and other non-cash items of $1,572,000. Changes in Nathan’s operating assets and liabilities decreased cash by $353,000, primarily resulting from lower accounts payable and accrued expenses of $1,390,000 and increased accounts and other receivables, net of $306,000, which were partly offset by reduced prepaid expenses and other current assets of $442,000, receipt of an insurance advance in excess of amounts expended towards ongoing operating costs caused by Hurricane Sandy of $203,000, increased accrued litigation of $335,000 and reduced inventories of $138,000. The decrease in accounts payable and accrued expenses primarily relates to lower payables in connection with our Branded Product Program and restaurant operations due to the seasonal change and the temporary closure of three Company-owned restaurants and the payment of accrued compensation outstanding at March 25, 2012, and reduction in unexpended marketing funds. The increase in accounts and other receivables is primarily due to increased royalties from our license agreement with SMG, Inc. The decrease in prepaid expenses is due primarily to the reduction of prepaid income taxes arising from the fiscal 2013 period’s earnings and the application of prepaid insurances during the fiscal 2013 period.

Cash provided by investing activities was $1,292,000 in the fiscal 2013 period. We received cash proceeds of $2,000,000 from the redemption of maturing available-for-sale securities and we received an insurance advance towards property damage caused by Hurricane Sandy of $449,000. We invested $500,000 in a private offering for Preferred Stock in a privately-owned corporation. We also incurred capital expenditures of $322,000 primarily in connection with our Branded Product Program and capital projects at our restaurants and funded $335,000 of interest into the restricted cash account, as required on a monthly basis throughout the appeal of the SMG damages award.

Cash used in financing activities of $153,000 in the fiscal 2013 period relates to the payment of withholding tax on the net share settlement exercise of employee stock options of $698,000, and the repurchase of treasury stock of $592,000 which were partly offset by the expected realization of the tax benefits associated with employee stock option exercises of $749,000 and proceeds from the exercise of employee stock options of $388,000.

During the period from October 2001 through December 23, 2012, Nathan’s purchased a total of 4,511,944 shares of its common stock at a cost of approximately $50,905,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase of shares that the Company may repurchase.  As of December 23, 2012, the Company had repurchased 412,985 shares at a cost of $7,299,000 under the sixth stock repurchase plan, including 20,458 shares repurchased during the thirty-nine week period ended December 23, 2012 at an aggregate cost of $592,000.

Currently, an aggregate of 387,015 shares can still be purchased under Nathan’s existing stock buy-back program, as of December 23, 2012. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at December 23, 2012 aggregating $14,300,000, and marketable securities of $12,416,000.  Our Board routinely monitors and assesses its cash position and our current and potential capital requirements.  We may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.  Since March 26, 2007, to date, we have repurchased 2,620,844 shares at a total cost of approximately $43,747,000, reducing the number of shares then-outstanding by 43.5%.

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

At December 23, 2012, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

			Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$4,396	$1,396	$1,200	$1,200	$600
Purchase Commitment (a)	4,300	4,300	-	-	-
Operating Leases	18,376	1,647	3,476	3,380	9,873
Gross Cash Contractual Obligations	27,072	7,343	4,676	4,580	10,473
Sublease Income	3,550	395	715	519	1,921
Net Cash Contractual Obligations	$23,522	$6,948	$3,961	$4,061	$8,552

(a)	At December 23, 2102, Nathan’s had an outstanding purchase commitment to acquire hot dogs at a total cost of approximately $4.3 million. Nathan’s has entered into another commitment to purchase a similar amount of hot dogs during the April – June 2013 period, the value of which will be determined after the manufacturing process has been completed.

At December 23, 2012, the Company had unrecognized tax benefits of $327,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $35,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not possible.

Nathan’s has terminated its lease for the Yonkers restaurant which closed on November 25, 2012 and entered a new lease for a new restaurant in the same area. Nathan’s estimates that the new location may be ready to open in December, 2013.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. The market price of hot dogs was approximately 0.7% higher than during the fiscal 2012 period. This modest increase is in addition to last years’ increase of approximately 14.0% over the April – December 2011 period and approximately 0.2% less than the market price of hot dogs in our first quarter of fiscal 2013.  The cost of beef and beef trimmings during the first nine months of calendar 2012, have been the highest that they have ever been since the inception of our Branded Product Program in 1997. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2013. In addition, beef prices could further increase due to the record high corn prices, as a result of the drought in the Midwest. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and increased insurance costs resulting from the hardening of the insurance markets.

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

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. It has been reported that Governor Cuomo of New York will ask the State legislature to approve an increase in New York’s minimum wage. Although we only operate five Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees.

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

Item 3.     Quantitative  and Qualitative  Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 23, 2012, Nathan’s cash and cash equivalents aggregated $14,300,000. Earnings on this cash and cash equivalents would increase or decrease by approximately $36,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 23, 2012, the market value of Nathan’s marketable securities aggregated $12,416,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value.  As additional notes mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $31,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at December 23, 2012 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities Given an interest rate Decrease of X Basis points			Fair	Valuation of securities Given an interest rate Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$12,544	$12,505	$12,464	$12,416	$12,371	$12,326	$12,283

Borrowings

At December 23, 2012, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. The market price of hot dogs was approximately 0.7% higher than during the fiscal 2012 period. This modest increase is in addition to last years’ increase of approximately 14.0% over the April – December 2011 period and approximately 0.2% less than the market price of hot dogs in our first quarter of fiscal 2013.  The cost of beef and beef trimmings during the first nine months of calendar 2012, have been the highest that they have ever been since the inception of our Branded Product Program in 1997. We have attempted to enter into purchase commitments for hot dogs from time to time in order to reduce the impact of increasing market prices. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 23, 2012 would have increased or decreased our cost of sales by approximately $3,071,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended December 23, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011.  Nathan’s filed a reply brief on November 14, 2011.  On December 11, 2012, the Court heard oral arguments.  On January 25, 2013, the Appellate Court affirmed the trial court’s ruling.  Nathan’s is currently evaluating its options to further appeal this decision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 24, 2012 October 21, 2012	-	-	-	407,473

October 22, 2012 November 18, 2012	20,458	$28.8880	20,458	387,015

November 19, 2012 December 23, 2012	-	-	-	387,015

Total	20,458	$28.8880	20,458	387,015

A) Represents the Company’s fiscal periods during the quarter ended December 23, 2012.

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

On December 5, 2012, Nathan’s entered into a definitive and binding letter agreement with John Morrell & Co, a subsidiary of Smithfield Foods, Inc. (NYSE:SFD) to become Nathan’s exclusive licensee to manufacture and sell hot dogs, sausage and corned beef at retail. The agreement begins on March 2, 2014 for a term of 18 years providing royalties of 10.8% of sales subject to annual minimum royalties of at least $10 million in the first year which increase annually throughout the term.

Item 6.  Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

10.1	**Letter agreement dated December 5, 2012 between Nathan’s Famous Systems, Inc and John Morrell & Co.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 23, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

 *Filed herewith.

**Filed herewith with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 1, 2013	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2013	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement dated as of June 4, 2008 between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Current Report filed on Form 8-K dated June 6, 2008.)

10.1	**Letter agreement dated December 5, 2012 between Nathan’s Famous Systems, Inc and John Morrell & Co.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 23, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

 *Filed herewith.

**Filed herewith with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.