Form 10-K
period 2013-03-31
NATHANS FAMOUS INC
filed 2013-06-14
CIK 69733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to__________

Commission File No. 0-3189

NATHAN’S FAMOUS, INC.
(Exact name of registrant as specified in its charter)
Delaware	11-3166443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jericho Plaza, Jericho, New York	11753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	516-338-8500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock – par value $.01	Nasdaq Global Market
(Title of class)	Name of each exchange on which registered

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __     No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 23, 2012 - was approximately $101,854,000.

As of June 7, 2013, there were outstanding 4,460,120 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the continued impact of Hurricane Sandy and the draught in the Midwest which has caused an increase in corn pricing), legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of a new supply agreement for hot dogs with John Morrell & Co. and the termination in 2014 of our existing hot dog supply agreement with SMG; the ability to continue to attract franchisees; no material increases in the minimum wage; our ability to attract competent restaurant and managerial personnel; and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE;  as well as those risks discussed from time to time in this Form 10-K annual report for the year ended March 31, 2013, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Item 1.	Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treacher’s Corp., owner of the Arthur Treacher’s brand since February 28, 2006.

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. The Company considers itself to be in the foodservice industry, and has pursued co-branding and co-hosting initiatives. Our major channels of distribution are as follows:

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

•
The Branded Product Program which allows foodservice operators to prepare and sell Nathan’s World Famous Beef Hot Dogs and certain other proprietary products outside of the realm of a traditional franchise relationship while making limited use of the Nathan’s Famous trademarks.

•
A licensing program, which authorizes various third parties to manufacture, market and distribute various bulk and packaged products bearing the Nathan’s Famous trademarks to food service customers as well as retail customers through supermarkets, club stores and other grocery-type outlets.

We also own, through our subsidiary NF Treacher’s Corp., the Arthur Treacher’s brand and trademarks. We use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. We may seek to market an Arthur Treacher’s Branded Menu Program to qualified foodservice operators for inclusion in non-Nathan’s facilities.

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

•	expanding our licensing programs for packaged Nathan’s Famous products through new product introductions and geographic expansion; and

•	operating our existing Company-owned restaurants.

As a result of our efforts to expand the Nathan’s Famous brand, as of March 31, 2013:

•	our Nathan’s Famous restaurant system consisted of 303 franchised units and five Company-owned units (including one seasonal unit) located in 28 states, the Cayman Islands and eight foreign countries;

•
our Nathan’s Famous Branded Product Program distributes our Nathan’s World Famous Beef Hot Dogs throughout all 50 states, the District of Columbia, Puerto Rico, Canada, the US Virgin Islands, Guam and Mexico; and

•	Nathan’s Famous packaged hot dogs and other products were offered for sale within approximately 33,000 supermarkets and club stores in 45 states.

Our revenues are generated primarily from sales of products sold through our Branded Product Program and within our Company-owned restaurants, as well as from the royalties, fees and other sums we earn from our franchising and licensing activities.

We plan to continue expanding the scope and market penetration of our Branded Product and Branded Menu Programs, further develop the restaurant operations of existing Nathan’s Famous franchised and Company-owned outlets, open new Nathan’s Famous franchised outlets in traditional or captive market environments and expand the Nathan’s Famous retail licensing programs. We may also selectively consider opening new Company-owned restaurants.  During fiscal 2013 we opened six new units internationally, including our first franchise locations in both Turkey and Mexico. We also opened two locations in Canada, and one location in each of the Dominican Republic and China. During fiscal 2013, we terminated our Development Agreement in China as a result of the franchisee closing all five locations, including the location that opened during fiscal 2013. We also terminated our Development Agreement for the United Arab Emirates for non-compliance with the development schedule. We have executed a Letter of Intent for the development of Nathan’s restaurants in Russia for which we have received a non-refundable deposit.  We plan to further seek to develop an expanded international presence through the use of franchising and distribution agreements based upon individual or combined use of our business alternatives.

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

Restaurant Operations

Currently, our restaurant operations are comprised solely of Nathan’s Famous restaurants, which have been co-branded with Arthur Treacher’s and Kenny Rogers Roasters menu items in 53 and 37 units, respectively.

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

Nathan’s World Famous Beef Hot Dogs are flavored with its secret blend of spices provided by Ida Handwerker in 1916, which historically have distinguished Nathan’s World Famous Beef Hot Dogs.  Our hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 97 years in our Company-owned and franchised restaurants. Our signature crinkle-cut French fries are featured at each Nathan’s restaurant. Nathan’s crinkle-cut French fries are cooked in 100% trans-fat-free oil.  We believe that the majority of sales in our Company-owned units consist of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.

Individual Nathan’s restaurants supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices including: char-grilled hamburgers, crispy chicken tenders, crispy chicken and char-grilled chicken sandwiches, Philly cheese steaks, selected seafood items, a breakfast menu and assorted desserts and snacks.  We continue to use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. While the number of supplemental menu items carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions.  Each of these supplemental menu options consists of a number of individual items; for example, the hamburger menu may include char-grilled bacon cheeseburgers, double-burgers and super cheeseburgers. We seek to maintain the same quality standard with each of Nathan’s supplemental menus as we do with Nathans’ core hot dog and French fries menu.  Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights.  Nathan’s also has a “Kids Meal” program in which various menu alternatives are combined with toys designed to appeal to the children’s market. Soft drinks, iced tea, coffee and old fashioned lemonade and orangeade are also offered.  The Company continually evaluates new products. In the course of its evaluations, the Company seeks to respond to changing consumer trends, including a trend toward perceived “healthier” products.  In addition to its well-established, signature products, the Company offers for sale in many of its restaurants up to seven chicken products, six fish products, and five salad and soup products.

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

Arthur Treacher’s Fish-n-Chips Concept and Menu

Arthur Treacher’s Fish-n-Chips, Inc. was originally founded in 1969. Arthur Treacher’s main product is its “Original Fish-n-Chips,” consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal “hush puppies.” We acquired all trademarks and other intellectual property relating to the Arthur Treacher’s brand on February 28, 2006 and granted a limited license to the seller for the use of the Arthur Treacher’s intellectual property (see pages 8-9 for further discussion).  Full menu restaurants emphasize the preparation and sale of batter-dipped fried seafood and chicken dishes served in a quick-service environment.

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

Franchise Operations

At March 31, 2013, our Nathan’s Famous franchise system, including our Branded Menu Program, consisted of 303 units operating in 28 states, the Cayman Islands and eight foreign countries.

Our franchise system includes among its 145 franchisees such well-known companies as HMS Host, Compass Group USA, Inc., ARAMARK Leisure Services, Inc., Delaware North, Areas USA FLTP, LLC, Culinart, Rave Theaters, National Amusements, Hershey Entertainment and Six Flags Theme Parks. We continue to seek to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During our fiscal year ended March 31, 2013, no single franchisee accounted for over 10% of our consolidated revenue. At March 31, 2013, HMS Host operated 20 franchised outlets, including five units at airports, 13 units within highway travel plazas and two units within malls. Additionally, at March 31, 2013, HMS Host operated 40 locations featuring Nathan’s products pursuant to our Branded Product Program. At March 31, 2013, there were also 45 Kmart locations and 42 Brusters Real Ice Cream shops selling Nathan’s products under our Branded Menu Program.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service.  All standards and specifications are developed by us to be applied on a system-wide basis.  We regularly monitor franchisee operations and inspect restaurants.  Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement.  We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are followed.  We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During fiscal 2013, franchisees opened 34 new Nathan’s Famous franchised units in the United States (including 20 Branded Menu Program units), and 6 units internationally. Two Development Agreements were terminated for non-compliance including 5 franchise locations.

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

Nathan’s Branded Menu Program

Our Nathan’s Famous Branded Menu Program enables qualified foodservice operators to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings, and a limited menu of other Nathan’s products. Under the Branded Menu Program, the operator may use the Nathan’s Famous trademarks on signage and as part of its menu boards.  Additionally, the operator may use Nathan’s Famous paper goods and point of sale marketing materials.  Nathan’s also provides architectural and design services, training and operation manuals in conjunction with this program.  The operator provides Nathan’s with a fee and is required to sign a 10-year agreement.  Nathan’s does not collect a royalty directly from the operator and the operator is not required to report sales to Nathan’s as required by the standard franchise arrangements. The Branded Menu Program operator is required to purchase products from Nathan’s approved distributors; we earn our royalties from such purchases.

As of March 31, 2013, the Branded Menu Program was comprised of 127 outlets, which included 45 Nathan’s Famous Branded Products within K-Marts and 42 Nathan’s Famous Branded Products within Brusters Real Ice Cream shops, a premium ice cream franchisor headquartered in Western Pennsylvania with approximately 200 company-owned and franchised ice cream shops located largely in the southeast United States.

Arthur Treacher’s

We acquired all trademarks and other intellectual property relating to the Arthur Treacher’s brand from PAT Franchise Systems, Inc. (“PFSI”) on February 28, 2006.  Simultaneously, we granted back to PFSI a limited license to use the Arthur Treacher’s intellectual property solely for the purposes of:  (a) PFSI continuing to permit the operation of its then-existing Arthur Treacher’s franchised restaurant system (which PFSI informed us consisted of approximately 60 restaurants); and (b) PFSI granting rights to third parties who wish to develop new traditional Arthur Treacher’s quick-service restaurants in Indiana, Maryland, Michigan, Ohio, Pennsylvania, Virginia, Washington D.C. and areas of Northern New York State (collectively, the “PFSI Markets”). Due to non-compliance with PFSI’s development schedule, the ability to grant development rights to third parties in the States of Maryland and Virginia, Washington D.C. and Northern New York State reverted back to Nathan’s. We retained certain rights to sell franchises for the operation of Arthur Treacher’s restaurants in certain circumstances within the geographic scope of the PFSI Markets.

We are now the sole owner of all rights to the Arthur Treacher’s brand and the exclusive franchisor of the Arthur Treacher’s restaurant system (subject to the limited license granted back to PFSI for the PFSI Markets).  Accordingly, we have no obligation to pay fees or royalties to PFSI in connection with our use of the Arthur Treacher’s intellectual property.  Similarly, PFSI has no obligation to pay fees or royalties to us in connection with its use of the Arthur Treacher’s intellectual property within the PFSI Markets.

As of March 31, 2013, there were Arthur Treacher’s co-branded operations included within 53 Nathan’s Famous restaurants.  Currently, our primary intention is to continue including co-branded Arthur Treacher’s operations within our Nathan’s Famous restaurants and exploring alternative distribution channels for Arthur Treacher’s products.  Additionally, we may explore in the future a franchising program focused on the expansion of traditional, full-menu Arthur Treacher’s restaurants outside of the PFSI Markets.  During fiscal 2013, the Branded Menu Program was extended on an opportunistic basis to include certain Arthur Treacher’s products. We may seek to market an Arthur Treacher’s Branded Menu Program to qualified foodservice operators for inclusion in non-Nathan’s facilities.

Company-owned Nathan’s Restaurant Operations

As of March 31, 2013, we operated three Company-owned Nathan’s units, including one seasonal location, in New York.  Our Coney Island flagship location suffered severe damage as a result of Hurricane Sandy on October 29, 2012 which was rebuilt and re-opened on May 20, 2013. Our Yonkers location, which closed for renovation in November 2012, is expected to re-open in December 2013 pursuant to a new lease. Three of our Company-owned restaurants range in size from approximately 2,500 square feet to 10,000 square feet, which are free-standing buildings and have seating to accommodate between 60 and 125 customers.  These restaurants are open seven days a week on a year-round basis and are designed to appeal to all ages of consumers.  Last year, we relocated our seasonal restaurant to a more prominent location on the Coney Island Boardwalk which opened March 30, 2012. We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards.

Three of our Company-owned restaurants have contemporary service areas, seating, signage, and general decor.  Our Coney Island restaurant, which first opened in 1916, remains unique in its presentation and operations.

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

International Development

As of March 31, 2013, Nathan’s Famous franchisees operated 30 units in eight foreign countries and the Cayman Islands, having significant operations within Kuwait. During fiscal 2013 we opened six new units internationally, including our first franchise locations in both Turkey and Mexico. We also opened two locations in Canada, and one location in each of the Dominican Republic and China. During fiscal 2013, we terminated our Development Agreement in China as a result of the franchisee closing all five locations, including the location that opened during fiscal 2013. We also terminated our Development Agreement for the United Arab Emirates for non-compliance with the development schedule. We have also executed a Letter of Intent for the development of Nathan’s restaurants in Russia for which we have received a non-refundable deposit.

During fiscal 2010, we entered into Master Agreements for development of Nathan’s restaurants within the cities of Beijing and Tianjin in China and throughout Canada; pursuant to the China agreement, five franchised locations had opened in Beijing. During fiscal 2013, this agreement was terminated after the franchisee closed all of their locations. As of March 31, 2013, the Canadian developer has opened four (4) franchised locations in Canada, including our first mobile unit. Additionally, the Canadian developer also entered into a Distribution Agreement with us for the development of a Branded Product Program and retail distribution rights in Canada. During fiscal 2011, we entered into a Master Agreement with Sub Franchise Rights, Retail Distribution Agreement and Branded Product Program Distribution Agreement for the development of Nathan’s restaurants in the Dominican Republic. As of March 31, 2013, we have opened six (6) restaurants in the Dominican Republic pursuant to this agreement. During fiscal 2013 we executed final Master Agreements for development of Nathan’s restaurants in Turkey / Cyprus and in Mexico City. During fiscal 2013, these developers have opened the first location in each of the two territories. Master Agreements typically require the payment of a master development fee to Nathan’s in addition to ongoing opening fees and royalties. Generally, Nathan’s Master Agreements provide for the development of Nathan’s restaurants to be owned and operated by the developer, with each agreement providing the developer with the right to sub-franchise the development of Nathan’s units to qualified third parties.

We shall seek to continue granting exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, and we expect to require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally through the use of master franchising agreements based upon individual or combined use of our existing restaurant concepts and for the distribution of Nathan’s products.

Following is a summary of our international operations for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011: See Item 1A-”Risk Factors.”

	March 31,	March 25,	March 27,
	2013	2012	2011
Total revenue	$3,044,000	$1,688,000	$1,431,000
Gross profit (a)	$1,193,000	$726,000	$468,000
Total Assets	-	-	-

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 31, 2013 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Alabama	-	3	3
Arizona	-	2	2
Arkansas	-	1	1
California	-	8	8
Connecticut	-	8	8
Florida	-	27	27
Georgia	-	23	23
Illinois	-	1	1
Kentucky	-	6	6
Maryland	-	3	3
Massachusetts	-	9	9
Michigan	-	7	7
Missouri	-	1	1
Mississippi	-	1	1
Nevada	-	13	13
New Hampshire	-	1	1
New Jersey	-	38	38
New Mexico	-	2	2
New York	5	69	74
North Carolina	-	2	2
Ohio	-	9	9
Pennsylvania	-	19	19
Rhode Island	-	2	2
South Carolina	-	6	6
Tennessee	-	2	2
Texas	-	2	2
Vermont	-	1	1
Virginia	-	7	7
Domestic Subtotal	5	273	278

International Locations	Company	Franchise (1)	Total (1)

Afghanistan	-	1	1
Canada	-	4	4
Cayman Islands	-	1	1
Dominican Republic	-	6	6
Egypt	-	1	1
Jamaica	-	2	2
Kuwait	-	13	13
Mexico	-	1	1
Turkey	-	1	1
International Subtotal	-	30	30
Grand Total	5	303	308

(1)	Amounts include 127 units operated pursuant to our Branded Menu Program. Units operating pursuant to our Branded Product Program are excluded.

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

As of March 31, 2013, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, Canada and Kuwait. During fiscal 2013, the number of locations offering Nathan’s branded products continued to expand.  Today, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s and Cheesecake Factory, national movie theater chains such as Regal Entertainment, National Amusements and Rave Theaters, national retail chains such as Kmart, casino hotels such as Foxwoods Casino in Connecticut and Turning Stone Casino in upstate New York and convenience store chains such as Sunoco and Race Trac.  The Branded Products Program also continued its representation in professional sports arenas with Nathan’s World Famous Beef Hot Dogs now being served in stadiums and arenas that host the New York Yankees, New York Mets, New York Islanders, Brooklyn Nets, Boston Celtics, Boston Bruins, Dallas Cowboys, Carolina Panthers and Charlotte Bobcats.  Additionally, our products are offered in numerous other foodservice operations including cafeterias, snack bars and vending machines located in many different types of outlets and venues, including airports, highway travel plazas, colleges and universities, military installations and Veteran’s Administration hospitals throughout the country.

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

Co-branding

We believe that there is a continuing opportunity for co-branding our restaurant concept and/or menu items with other restaurant concepts, as well as within our restaurant system as new franchise opportunities are developed.  Franchisees that have co-branded a Nathan’s Famous restaurant with our other brands received a then-current Uniform Franchise Offering Circular (“UFOC”) or Franchise Disclosure Document (“FDD”) and executed a participation agreement as a rider to their franchise agreement. Beginning in fiscal 2002, we implemented our co-branding strategy within the Nathan’s Famous restaurant system by adding the Arthur Treacher’s and Kenny Rogers Roasters brands into Nathan’s Famous restaurants.  Upon the sale of Kenny Rogers Roasters in April 2008, we discontinued co-branding that brand in the Nathan’s Famous system. We intend to continue our co-branding effort with the Arthur Treacher’s brand with new and existing Nathan’s Famous franchisees in the future.  We also intend to expand our co-branding efforts beyond the Nathan’s restaurant system, by seeking to market the Branded Menu Program and traditional franchising programs to single and multi-unit restaurant operators.

At March 31, 2013, the Arthur Treacher’s brand was being sold within 53 Nathan’s restaurants and the Kenny Rogers Roasters brand was being sold within 37 Nathan’s restaurants. Notwithstanding our sale of the Kenny Rogers franchisor in April 2008, we have the right to continue to sell Kenny Rogers products in our then-existing Nathan’s locations and to receive the revenue from those sales.  Consequently, we intend to continue co-branding with Kenny Rogers products within those Nathan’s Famous locations.

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

Licensing Program

We currently license SMG, Inc. and its affiliates (collectively, “SMG”) to produce packaged hot dogs and other beef products according to Nathan’s proprietary recipes and spice formulations, and to use “Nathan’s Famous” and related trademarks to sell these products on an exclusive basis in the United States to supermarkets, club stores and grocery stores.  The supply/license agreement with SMG (the “License Agreement”) provides for royalties ranging between 3% and 5% of sales.  The percentage varies based on sales volume, with escalating annual minimum royalties.  Nathan’s earned royalties of approximately $5,506,000 in fiscal 2013 and $4,503,000 in fiscal 2012 which exceeded the contractual minimums established under the License Agreement.  As of March 31, 2013, packaged Nathan’s World Famous Beef Hot Dogs were being sold in approximately 33,000 supermarkets and mass merchandisers including Costco, Wal-Mart, Sam’s Clubs, Target and BJ’s located in 45 states.  We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage.  Royalties earned from this agreement were approximately 63.8% of our fiscal 2013 license revenues.  The License Agreement is scheduled to expire on March 1, 2014.  We have entered into an agreement with John Morrell & Co, a subsidiary of Smithfield Foods, Inc. to become Nathan’s exclusive licensee to manufacture and sell hot dogs, sausages and corned beef at retail. Commencing March 2, 2014, John Morrell & Co will replace SMG, Inc. and become Nathan’s primary licensee. Pursuant to the Agreement, John Morrell & Co, for a term of 18 years has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States.  The Agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties of at least $10 million in the first year of the term and which minimum guaranteed royalties increase annually throughout the term.  While we believe our future operating results could be beneficially impacted by the terms and conditions of the new agreement as compared to the terms and conditions of the existing agreement with SMG, there can be no assurance thereof. As discussed in (See Item 1A - “Risk Factors -- Our agreement with SMG is scheduled to expire on March 1, 2014 and we have entered into a new agreement with John Morrell & Co to commence on March 2, 2014.  The risks associated with a change of our primary supplier have the potential to impact the operation and profitability of our Licensing, Branded Product Program (“BPP”) and Restaurant businesses as well as Nathan’s reputation.”), there are certain risks associated with the change of supplier.

For seven years, John Morrell & Co. has licensed from us the right to manufacture and sell branded hot dogs and sausages to selected foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,442,000 and $1,534,000 during fiscal 2013 and 2012, respectively.  The majority of these royalties were earned from one account.  Going forward, this arrangement will now be governed by our new license/supply agreement with John Morrell & Co., pursuant to which John Morrell & Co. will endeavor to perpetuate the business with the existing foodservice accounts they are currently servicing with our bulk products, as well as look for new foodservice opportunities within the environments of supermarkets, club stores, grocery stores and other retail locations that sell our consumer hot dog packages.

Under the new Agreement, the existing food service licensing arrangements will terminate and be replaced by a new license agreement whereby John Morrell & Co. shall have the exclusive right to supply only certain food service customers including Sam’s Club and other food service operations that exist within supermarkets, club stores, grocery stores and mass merchandisers.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties. During fiscal 2013 and 2012, we earned $728,000 and $688,000, respectively, from this license.  In the past, Newly Weds Foods, Inc. provided Nathan’s with a secondary source of supply although they did not supply any spices during fiscal 2013.

During fiscal 2013, our licensee ConAgra Foods Lamb Weston, Inc. continued to produce and distribute Nathan’s Famous frozen French fries and onion rings for retail sale pursuant to a license agreement.  These products were distributed within 27 states and Washington DC, primarily on the East Coast and in the Mid-West and California during fiscal 2013. During fiscal 2013 and 2012, we earned our minimum royalties of $297,000 and $270,000, respectively, under this agreement. ConAgra Foods Lamb Weston, Inc. continues to seek to further expand its market penetration in the Eastern United States and in the Mid-West. During fiscal 2013, ConAgra Foods Lamb Weston, Inc. has exercised its second option to extend the license agreement through July 2018, pursuant to which the minimum royalties will increase 5% annually.

During fiscal 2013, we continued to license the right to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores.  Royalties earned under this agreement were approximately $258,000 during fiscal 2013 and $301,000 during fiscal 2012.

Beginning in fiscal 2012, we entered into a new license agreement with Inventure Foods, Inc. for the manufacture and sale of Nathan’s branded potato chips and three other salty snack products. Royalties earned under this agreement were approximately $130,000 during fiscal 2013 and $16,000 during fiscal 2012.

During fiscal 2013, certain products were also distributed under various other licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” or “Arthur Treacher’s” name for the manufacture and sale of various products including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis.  Fees and royalties earned from all of these products were approximately $270,000 during fiscal 2013 and $274,000 during fiscal 2012.

Provisions and Supplies

Our proprietary hot dogs for sale by our restaurant system, Branded Product Program and at retail are produced primarily by SMG in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s World Famous Beef Hot Dogs are also manufactured by John Morrell & Co. in connection with sales pursuant to our Branded Product Program. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”).  Saratoga Specialties produces Nathan’s proprietary spice formulations and we have, in the past, also engaged Newly Weds Foods, Inc. as an alternative source of supply.  Our frozen crinkle-cut French fries have been produced exclusively by ConAgra Foods Lamb Weston, Inc.  Beginning in fiscal 2013, we commenced a relationship with McCain Foods USA as a secondary source of supply of our frozen French fries for our restaurant system.  Most other Company provisions are purchased from multiple sources to prevent disruption in supply and to obtain competitive prices.  We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high quality items at competitive prices.

We utilize a unified source for the distribution needs of our restaurant system pursuant to a national food distribution contract with US Foodservice, Inc. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement not only ensures availability of product but is more efficient and cost-effective than having multiple distributors for our restaurant system. We are currently in the process of negotiating a new agreement with US Foodservice to commence August 1, 2013. We currently expect that the terms and conditions will be similar to the expiring agreement. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Vistar / VSA, McLane and Performance Foodservice.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, the Branded Menu Program, within supermarkets and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we have further penetrated the markets that we serve and have also entered new markets. We also derive further brand recognition from the Nathan’s Famous Hot Dog Eating Contests.  In 2012, we hosted 13 regional contests at a variety of high profile locations such as Trump Plaza, Atlantic City, NJ, New York New York Hotel and Casino, Las Vegas, NV, and Citifield, Queens, NY, as well as within the cities of St. Paul, MN, Charlotte, NC, Tempe, AZ, Pittsburgh, PA, Cleveland, OH, Boston, MA and Calgary, Alberta (Canada). These regional contests culminate on July 4th each year as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” In 2011, we introduced our first-ever women’s-only Hot Dog Eating Contest which included the top finishing female competitor from each qualifying regional contest. The regional contests typically garner significant amounts of local publicity and the national championship contest that is held on July 4th each year generates significant nationwide publicity. The national championship contest has been broadcast live on ESPN since 2004.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further our brand recognition.   In addition to the branded signage opportunity, Nathan’s is given the opportunity to sell its Nathan’s World Famous Beef Hot Dog and crinkle-cut French fries.  In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s Famous trade-dressed concession stands and as menu items that are served in suites and premium seating areas.  Some of Nathans’ current sports sponsorships include:

•	Professional Baseball: Yankee Stadium-New York Yankees, Citifield-New York Mets;

•
Professional Hockey and Basketball: Nassau Coliseum-New York Islanders, TD Bank North Arena-Boston Celtics and Boston Bruins, Time Warner Cable Arena-Charlotte Bobcats and The Barclays Center - Brooklyn Nets; and

•	Professional Football: MetLife Stadium-New York Giants and New York Jets, Cowboys Stadium – Dallas Cowboys

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

Throughout fiscal 2013, Nathan’s primary restaurant marketing emphasis continued to be focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.”  We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

Nathan’s marketing efforts include the use of free-standing inserts with coupons in Sunday newspapers.  During fiscal 2013, our marketing activities continued with the use of free-standing inserts in addition to a radio flight in June 2012 and use of localized newsprint campaign in August 2012.  Nathan’s plans to continue these activities during fiscal 2014.  These media campaigns are expected to reach more than eight million homes per insertion in the area surrounding more than 100 Nathan’s company-owned and franchised restaurants.  These programs usually feature heavily discounted offers that are designed to attract customers to our restaurants. We monitor the results of these campaigns and may add additional campaigns in the future.

The objective of our Branded Product Program has historically been to provide our foodservice operator customers with value-added, high quality products supported with high quality and attractive point of sale materials and other forms of operational support.

During fiscal 2013, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national, regional and local distributor trade shows. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests.

Most of the sales of new restaurant franchises to franchisees are achieved through the direct effort of Company personnel. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2014, we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs.

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

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in 24 states as well as Puerto Rico and the U.S. Virgin Islands.  These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees.  Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations.  Our international franchise operations are subject to franchise-related and other laws in the jurisdictions in which our franchisees operate.  These laws have not precluded us from enforcing the terms of our franchise agreements, and we do not believe that these laws are likely to significantly affect our operations.

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

We are also subject to the requirement that our restaurants post certain calorie content information for standard menu items, pursuant to Section 4205 of the Patient Protection and Affordable Care Act of 2010. Some of our restaurants are subject to similar requirements that are imposed by certain localities around the country. Recently, New York City sought to restrict the sale of sugary beverages larger than 16 ounces which was overturned.

Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  Three of our Company-owned restaurants offer beer or wine coolers for sale.  Each of these restaurants has current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

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

Employees

At March 31, 2013, we had 161 employees, 42 of whom were corporate management and administrative employees, 17 of whom were restaurant managers and 102 of whom were hourly full-time and part-time foodservice employees.  We expected to hire approximately 50 – 75 hourly full-time and part-time foodservice employees when we re-opened our Coney Island restaurant.  We may also employ approximately 100 – 125 seasonal employees during the summer months. Foodservice employees at four Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires in June 2014. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 40 years.

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

We hold trademark and/or service mark registrations for the marks ARTHUR TREACHER’S (stylized), ARTHUR TREACHER’S FISH & CHIPS (stylized), KRUNCH PUP and ORIGINAL within the United States.  We hold service mark registrations for ARTHUR TREACHER’S in China and Japan. We also hold service mark registrations for ARTHUR TREACHER’S FISH & CHIPS and design in Canada and ARTHUR TREACHER’S FISH & CHIPS and design in Kuwait and the United Arab Emirates.

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

Seasonality

Our business is affected by seasonal fluctuations, including the effects of weather and economic conditions.  Historically, sales from Company-owned restaurants, franchised restaurants from which royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth fiscal quarter typically representing the slowest period.  This seasonality is primarily attributable to weather conditions in the marketplace for our Company-owned and franchised Nathan’s restaurants, which is principally the Northeast. We believe that future revenues and profits will continue to be highest during our first two fiscal quarters, with the fourth fiscal quarter representing the slowest period.

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

Our agreement with SMG is scheduled to expire on March 1, 2014 and we have entered into a new agreement with John Morrell & Co to commence on March 2, 2014. The risks associated with a change of our primary supplier have the potential to impact the operations and profitability of our Licensing, Branded Product Program (“BPP”) and Restaurant businesses as well as Nathan’s reputation.

Our agreement with SMG is scheduled to expire on March 1, 2014 and we have entered into a new agreement with John Morrell & Co to become our primary supplier / licensee commencing March 2, 2014. The risks associated with a change of our primary supplier / licensee could materially impact the operations and profitability of our Licensing, BPP and Restaurant businesses as well as Nathan’s overall brand reputation.  While the Company expects that, during the remaining term of the agreement, SMG will continue to perform its obligations under the License Agreement until its scheduled expiration in 2014, there are risks associated with changing a key supplier including whether the current supplier will perform its obligations or have the same level of commitment to perform its obligations for the remainder of the agreement.  In addition, in the event that SMG does not, in accordance with its agreement, manufacture and supply hot dogs for the Company’s restaurant and Branded Product Program operations or manufacture, distribute, market and sell Nathan’s Famous hot dogs to the retail trade, or if the supplier is otherwise unable to manufacture and supply hot dogs to the Company before March 2, 2014, there is no assurance that John Morrell & Co. would be able to fulfill SMG’s obligations prior to March 2, 2014 or that the Company could secure an alternate source of supply in a timely manner.  In such event, the results of the Company’s operations would be adversely affected.  In addition, there are certain risks associated with entering into the agreement with John Morrell & Co., including whether we will be able to sustain our business at the same or higher quality and consistency that is expected by our customers and whether we can successfully implement an orderly transition of the business to John Morrell & Co. and whether John Morrell & Co. will have the capability to abide by the terms of the agreement.  While we believe that we will be able to manage a transparent transition, the failure to provide the same or higher quality and consistency and/or implement an orderly transition of the business could adversely affect our reputation and results of operations.

The loss of one or more of our key suppliers could lead to supply disruptions, increased costs and lower operating results.

The Company has historically relied on one supplier for the majority of its hot dogs and another supplier for a majority of its supply of frozen French fries for its restaurant system.  An interruption in the supply of product from either one of these suppliers without the Company obtaining an alternative source of supply on comparable terms could lead to supply disruptions, increased costs and lower operating results.

During fiscal 2013, we entered into a new agreement with a secondary hot dog manufacturer to also supply natural casing hot dogs for the Nathan’s restaurant business.

Additionally, a majority of the frozen crinkle-cut French fries sold through Nathan’s franchised restaurants have been obtained from one supplier. Beginning in fiscal 2013, we began a relationship with a secondary source of supply of our frozen French fries for our restaurant system.  During fiscal 2014, we expect that McCain Foods USA will supply between 10% and 15% of the frozen crinkle-cut French fries sold through Nathan’s franchised restaurants.

In the event that the hot dog or French fry suppliers are unable to fulfill Nathan’s requirements for any reason, including due to a significant interruption in its manufacturing operations, whether as a result of a natural disaster or for other reasons, such interruption could significantly impair the Company’s ability to operate its business on a day-to-day basis.

In the event that the Company is unable to find one or more alternative suppliers of hot dogs or French fries on a timely basis, there could be a disruption in the supply of product to Company-owned restaurants, franchised restaurants and Branded Product accounts, which would damage the Company, its franchisees and Branded Product customers and, in turn, negatively impact the Company’s financial results.  In addition, any gap in supply to retail customers would result in lost royalty payments to the Company, which could have a significant adverse financial impact on the Company’s results of operations.  Furthermore, any gap in supply to retail customers may damage the Nathan’s Famous trademarks in the eyes of consumers and the retail trade, which damage might negatively impact the Company’s overall business in general and impair the Company’s ability to continue its retail licensing program.

Additionally, there is no assurance that any supplemental sources of supply would be capable of meeting the Company’s specifications and quality standards on a timely and consistent basis or that the financial terms of such supply arrangement will be as favorable as the Company’s present terms with its hot dog or French fry supplier, as the case may be.

Any of the foregoing occurrences may cause disruptions in supply of the Company’s hot dog or French fry products, as the case may be, damage the Company’s franchisees and Branded Product customers, adversely impact the Company’s financial results and/or damage the Nathan’s Famous trademarks.

The Company is currently engaged in litigation with its primary supplier of hot dogs, SMG, for each of the Company’s major lines of business.

The Company is currently engaged in litigation with its primary supplier of hot dogs, SMG, for each of the Company’s major lines of business. The Company was seeking the right to terminate its License Agreement with SMG prior to the scheduled expiration date of the License Agreement in February 2014. However, on October 13, 2010, the court presiding over that litigation granted SMG’s motion for summary judgment with respect to the supplier’s claims relating to the sale to it of Nathan’s proprietary seasonings and on December 17, 2010, the court determined that the Company was not entitled to terminate its License Agreement with such supplier.  Subsequently, on January 19, 2011, the parties submitted an agreed-upon order which, among other things, assessed damages against Nathan’s for the seasonings claims of approximately $4,910,000, inclusive of pre-judgment interest (the “Judgment”), Nathan’s has determined to appeal both the court’s finding with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG and the amount of the Judgment.

Although the Company expects that, during the time that it is appealing the court’s decision, SMG will continue to perform its obligation under the License Agreement until its scheduled expiration in 2014, there is no assurance that SMG will do so.

The Company has entered into a new hot dog supply agreement with John Morrell & Co to become our primary supplier / licensee commencing March 2, 2014. In the event that SMG does not, in accordance with its agreement, manufacture and supply hot dogs for the Company’s restaurant and Branded Product Program operations or to manufacture, distribute, market and sell Nathan’s Famous hot dogs to the retail trade, or if SMG is otherwise unable to manufacture and supply hot dogs to the Company, there is no assurance that, in the event that John Morrell & Co. is unable to fulfill the Company’s requirements before March 2, 2014, the Company could secure an alternate source of supply in a timely manner or on terms as advantageous to the Company as those with SMG or John Morrell & Co.

Although SMG currently has two manufacturing facilities, a long-term significant interruption of its main facility or a change in our primary supplier of hot dogs could potentially disrupt our operations.

SMG currently has two manufacturing facilities. During fiscal 2012, there was a fire in SMG’s main facility which resulted in a disruption in their supply of hot dogs to our Branded Product Program for a three-week period.  Although SMG was able to provide some product from inventory and we were able to secure alternative sources of supply, some or all of certain shipments to customers were delayed.  A longer-term significant interruption in SMG’s main facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis because SMG’s secondary facility is not large enough to absorb the entire capacity of its main facility and we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect Nathan’s business, results of operations and financial condition.  Furthermore, such a disruption in supply might affect Nathan’s in the eyes of consumers and the retail trade, which damage might negatively impact the Company’s overall business in general. In addition, there could be a disruption in supply as a result of the transition to John Morrell & Co., or from any damage to John Morrell & Co.’s facilities after John Morrell & Co. becomes our primary hot dog supplier.

A significant amount of our licensing and BPP revenue is from a small number of licensees and BPP accounts. The loss of any one or more of those licensees or BPP accounts could harm our profitability and operating results.

One of our licensees accounted for approximately 64% of our fiscal 2013 licensing revenue.  Another licensee accounted for approximately 17% of our fiscal 2013 licensing revenue whose business is weighted towards one high volume user who is not sold pursuant to a formal agreement.  In the event that this licensee or any other significant licensee, or its customers, experience financial difficulties or is not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

In addition, approximately 70 % of our Branded Product Program business is from eight accounts with which we have relatively short-term contracts.  In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

The quick-service restaurant business is highly competitive, and that competition could lower revenues, margins and market share.

The quick-service restaurant business of the foodservice industry is intensely competitive regarding price, service, location, personnel and type and quality of food. Nathan’s and its franchisees compete with international, national, regional and local retailers primarily through the quality, variety and value perception of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. Nathan’s anticipates competition will continue to focus on pricing. Many of Nathan’s competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. For example, many of those competitors have adopted “value pricing” strategies intended to lure customers away from other companies, including Nathan’s. Consequently, these strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors’ price reductions.  Extensive price discounting in the quick-service restaurant business could have an adverse effect on our financial results.

In addition, Nathan’s system competes within the foodservice market and the quick-service restaurant business not only for customers but also for management and hourly employees and qualified franchisees. If Nathan’s is unable to maintain its competitive position, it could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

Changes in economic, market and other conditions could adversely affect Nathan’s and its franchisees, and thereby Nathan’s operating results.

The quick-service restaurant business is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, higher costs for each of food, labor, benefits and utilities, the availability and cost of suitable sites, fluctuating insurance rates, state and local regulations and licensing requirements, legal claims, and the availability of an adequate number of qualified management and hourly employees also affect restaurant operations and administrative expenses. The ability of Nathan’s and its franchisees to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds.

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

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to each of Nathan’s brand’s reputation and affect sales and profitability.  Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick-service restaurant business and could in the future affect Nathan’s as well. Each of Nathan’s brand’s reputation is an important asset to the business; as a result, anything that damages a brand’s reputation could immediately and severely hurt systemwide sales and, accordingly, revenue and profits. If customers become ill from food-borne illnesses, Nathan’s could also be forced to temporarily close some restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect system sales on a local, regional or systemwide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of Nathan’s restaurants, could materially harm Nathan’s business, results of operations and financial condition.

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

A significant portion of Nathans’ earnings comes from royalties paid by Nathan’s product licensees such as SMG, Inc., John Morrell & Co. and ConAgra Foods Lamb Weston, Inc., Saratoga Specialties, Inc. and Perfection Foods.  Although our agreements with these licensees contain numerous controls and safeguards, and Nathan’s monitors the operations of its product licensees, Nathan’s licensees are independent contractors, and their employees are not employees of Nathan’s. Accordingly, Nathan’s cannot necessarily control the performance of its licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture Nathan’s products for retail distribution and our foodservice businesses, timely delivery of the licensed products, market the licensed products and assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming in the quality, quantity and/or timely delivery of a licensed product is likely to be attributed by consumers to an entire brand’s reputation, potentially adversely affecting Nathans’ business, results of operations and financial condition. In addition, a licensee’s failure to effectively market the licensed products may result in decreased sales, which would adversely affect Nathan’s business, results of operations and financial condition.  Also, to the extent that the terms and conditions of any of these license agreements change or we change any of our product licensees, our business, results of operations and financial condition could be materially affected. While we believe that we will be able to manage a transparent transition from SMG to John Morrell & Co., there can be no assurance that we will be successful in these efforts.  Our inability to successfully control the transition, as well as other risks associated with having a new primary supplier of hot dogs could adversely affect our results of operations.

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

Nathan’s future success may depend on opportunities to buy or obtain rights to other businesses that could complement, enhance or expand its current business or products or that might otherwise offer growth opportunities. In particular, Nathan’s may evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, vertical integration opportunities and divestitures. Other than a purchase by us in September 2012 of 351,550 shares of Series A Preferred Stock in a privately-owned corporation, Nathan’s has no commitments, agreements or understandings with respect to any of such transactions.  Any attempt by Nathan’s to engage in these transactions may expose it to various inherent risks, including:

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

Weather, which is unpredictable, can impact Nathans’ restaurant sales.  Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants.  A heavy snowstorm or a tropical storm or hurricane in the Northeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area at Company-owned and franchised restaurants.  For instance, Hurricane Sandy forced the temporary closing of all of the Company-owned restaurants. Our flagship Coney Island restaurant and our new Boardwalk restaurant were closed for an extended period of time and re-opened on May 20, 2013 and March 18, 2013, respectively.  In addition, seventy-eight franchised restaurants, including 18 Branded Menu locations were closed for varying periods of time, one of which remain closed.  Our fourth quarter includes winter months and historically has a lower level of sales at Company-owned and franchised restaurants.  Additionally, our Company-owned restaurants at Coney Island are heavily dependent on favorable weather conditions during the summer season. Rain during the weekends and unseasonably cold temperatures will negatively impact the number of patrons going to the Coney Island beach location.  Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, and can result in restaurant operating losses.  For these reasons, a quarter-to-quarter comparison may not be a good indication of Nathans’ performance or how it may perform in the future.

Due to the concentration of Nathan’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of March 31, 2013, we and our franchisees (excluding units operated pursuant to our Branded Menu Program) operated Nathan’s restaurants in 28 states, the Cayman Islands and eight foreign countries.  As of March 31, 2013, the highest concentration of operating units were in the Northeast, principally in New York and New Jersey.  This geographic concentration in the Northeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations.  It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our results of operations in the future.

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

We have long-lived assets, a cost-method investment, goodwill and intangible assets and have incurred impairment charges in the past with respect to those assets.  In accordance with applicable accounting standards, we test for impairment annually, or more frequently, if there are indicators of impairment, such as:

•	significant adverse changes in the business climate;

•	current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with long-lived assets;

•	operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with cost method investment;

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

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control.  Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions such as last years’ drought in the Midwest, industry demand and other factors beyond our control. For example, in the past, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased.  For the fiscal year ended March 31, 2013, the market price for hot dogs decreased 0.1% compared to the fiscal year ended March 25, 2012.  As the price of beef or other food products that we use in our operations increases significantly, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease.

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

Our success depends in part upon our ability and the ability of our franchisees to continue to attract, motivate and retain regional operational and restaurant general managers with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we or our franchisees are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to achieve sustained high service levels, our business and our growth could be adversely affected. Competition for these employees could require the payment of  higher wages that could result in higher labor costs. In addition, increases in the minimum wage or labor regulation could increase labor costs. New York State recently approved legislation which increased the minimum wage.  President Obama called on Congress to raise the Federal minimum wage and the voters in New Jersey will vote on an increase to the minimum wage in the 2013 general election. Additionally, a number of other states are evaluating various proposals to increase to their respective minimum wage. We may be unable to increase our prices in order to pass these increased labor costs on to our customers, in which case our margins and our franchisees’ margins would be negatively affected. In the event that franchisees’ margins are adversely affected, it may affect our ability to attract new franchisees which would adversely affect Nathan’s business, results of operations and financial condition.

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

Some provisions of our certificate of incorporation, by laws, other corporate documents and provisions of Delaware law may discourage takeover attempts and hinder a merger, tender offer or proxy contest targeting us, including transactions in which stockholders might receive a premium for their shares.  This may limit the ability of stockholders to approve a transaction that they may think is in their best interest.  The corporate documents include:

•
Shareholder Rights Agreement.  We adopted a new rights agreement which provided for a dividend distribution of one right for each share to holders of record of common stock on June 17, 2013.  The rights become exercisable in the event any person or group accumulates 15% or more of our common stock, or if any person or group announces an offer which would result in it owning 15% or more of our common stock and our management does not approve of the proposed ownership.

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

In March 2010, the Federal government passed new legislation to reform the U.S. health care system.  As part of the plan, employers will be expected to provide their employees with minimum levels of healthcare coverage or incur certain financial penalties.  Nathan’s workforce includes numerous part-time workers, which may increase our health care costs and expose Nathan’s to certain excise taxes beginning in 2014, in the event that healthcare is offered to less than 95% of its full-time employees, as defined by the legislation.

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

At March 31, 2013, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk	Brooklyn, NY	November 2019 (a)	3,800
Long Beach Road	Oceanside, NY	May 2021	7,300
Central Park Avenue	Yonkers, NY	December 2023 (b)	3,500

(a)	Seasonal satellite location.

(b)
On October 24, 2012, Nathan’s and its landlord entered into a new 10 year lease, excluding options to extend, pursuant to which, a brand new restaurant will be built during 2013 of approximately 3,500 square feet. We expect that the new Yonkers restaurant will commence operations in December 2013.  In the interim period, the restaurant is closed.

Leases for Nathan’s restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants’ revenues.

At March 31, 2013, in addition to the leases listed above, we were the sub-lessor of three properties which are located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,102,000 in fiscal 2013.

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

Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011.  Nathan’s filed a reply brief on November 14, 2011.  On December 11, 2012, the Court heard oral arguments. On January 25, 2013, the Appellate Court affirmed the trial court’s ruling. On February 15, 2013, Nathan’s filed a Petition for Re-hearing which was denied on February 27, 2013.  On April 3, 2013, Nathan’s filed a Petition for Leave to Appeal with the Illinois Supreme Court.  The filing of this petition stays enforcement of the associated judgments.

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

Common Stock Prices

Our common stock began trading on the over-the-counter market on February 26, 1993 and is quoted on the NASDAQ Global Market (“Nasdaq”) under the symbol “NATH.”  The following table sets forth the high and low closing sales prices per share for the periods indicated:

	High	Low
Fiscal year ended March 31, 2013
First quarter	$28.96	$21.00
Second quarter	33.48	27.45
Third quarter	34.00	27.71
Fourth quarter	42.38	33.22

Fiscal year ended March 25, 2012
First quarter	$18.50	$17.02
Second quarter	19.35	18.25
Third quarter	21.24	18.40
Fourth quarter	21.50	20.40

At June 7, 2013, the closing price per share for our common stock, as reported by Nasdaq, was $50.81.

Performance Graph

The graph below represents the Company’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Restaurant Index. The graph tracks the performance of a $100 investment in our common stock and in each of our indexes (with the reinvestment of all dividends).

Dividend Policy

We have not declared or paid a cash dividend on our common stock since our initial public offering and do not anticipate that we will pay any cash dividends in the foreseeable future. It is our Board of Directors’ policy to retain all available funds to finance the development and growth of our business and to purchase stock pursuant to our stock buyback programs. The payment of any cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

As of June 7, 2013, we had approximately 636 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

For the fourteen weeks and fiscal year ended March 31, 2013, the Company repurchased 67,619 shares at a cost of $2,493,000 and 88,077 shares at a cost of $3,085,000, respectively.  Since the commencement of the Company’s stock buyback program in September 2001 through March 31, 2013, Nathan’s has purchased a total of 4,579,563 shares of common stock at a cost of approximately $53,398,000 under all of its stock repurchase programs and the modified dutch tender offer, which includes the shares purchased during the fiscal year ended March 31, 2013.

On February 1, 2011, the Company’s Board of Directors authorized an increase to the sixth stock repurchase plan for the purchase of up to 800,000 shares of its common stock on behalf of the Company; as of March 31, 2013, Nathan’s has repurchased 480,604 shares at a cost of $9,792,000 under the sixth stock repurchase plan.  Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases.

Issuer Purchases of Equity Securities

Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans (B)
December 24, 2012 - January 20, 2013	-	$-	-	387,015
January 21, 2013 - February 24, 2013	67,619	$36.87	67,619	319,396
February 25, 2013 -March 31, 2013	-	$-	-	319,396
Total	67,619	$36.87	67,619	319,396

A)	Represents the Company’s fiscal periods during the fourth quarter ended March 31, 2013.

B)
There are 319,396 shares remaining to be repurchased pursuant to the sixth stock repurchase plan that was authorized on November 6, 2009, and amended on, February 1, 2011 for up to 800,000 shares. The plan does not have a set expiration date.

Item 6.	Selected Financial Data.

	Fiscal years ended (1)
	March 31, 2013	March 25, 2012	March 27, 2011	March 28, 2010	March 29, 2009
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales	$56,656	$52,369	$44,634	$38,685	$37,480
Franchise fees and royalties	5,782	5,586	4,989	4,758	4,613
License royalties	8,631	7,586	6,787	6,452	6,009
Interest and other income	474	681	845	981	1,119
Total revenues	71,543	66,222	57,255	50,876	49,221
Costs and Expenses:
Cost of sales	44,874	42,106	34,567	28,513	28,774
Restaurant operating expenses	2,700	3,115	3,092	3,285	3,361
Depreciation and amortization	940	965	915	843	809
General and administrative expenses	10,437	9,552	10,125	9,708	9,299
Litigation accrual	-	-	4,910	-	-
Impairment charge on note receivable	-	-	263	250	-
Interest expense	453	477	63	-	-
Recovery of property taxes	-	-	-	(13)	(441)
Total costs and expenses	59,404	56,215	53,935	42,586	41,802
Income from continuing operations before provision for income taxes	12,139	10,007	3,320	8,290	7,419
Income tax expense	4,671	3,849	1,107	2,721	2,461
Income from continuing operations	7,468	6,158	2,213	5,569	4,958

Discontinued operations
Income from discontinued operations before provision for income taxes(2)	-	-	-	-	3,914
Provision for income taxes	-	-	-	-	1,390
Income from discontinued operations	-	-	-	-	2,524
Net income (3)	$7,468	$6,158	$2,213	$5,569	$7,482

Basic income per share:
Income from continuing operations	$1.70	$1.26	$0.41	$1.00	$0.84
Income from discontinued operations	0.00	0.00	0.00	0.00	0.43
Net income (3)	$1.70	$1.26	$0.41	$1.00	$1.27

Diluted income per share:
Income from continuing operations	$1.63	$1.22	$0.40	$0.97	$0.80
Income from discontinued operations	0.00	0.00	0.00	0.00	0.41
Net income (3)	$1.63	$1.22	$0.40	$0.97	$1.21

Dividends	-	-	-	-	-
Weighted average shares used in computing net income per share
Basic	4,400	4,906	5,403	5,563	5,898
Diluted	4,588	5,049	5,504	5,716	6,180

Balance Sheet Data at End of Fiscal Year:
Working capital	$27,525	$21,989	$31,454	$36,668	$34,816
Total assets	$49,662	$44,520	$52,958	$53,374	$49,824
Stockholders’ equity	$34,148	$28,837	$38,078	$44,312	$41,849

Selected Restaurant Operating Data:
Company-owned restaurant sales (4)	$13,403	$13,209	$13,007	$12,377	$12,511

Number of Units Open at End of Fiscal Year:
Company-owned restaurants (5)	5	5	5	5	5
Franchised	303	299	264	246	249

Notes to Selected Financial Data

(1)
Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year.  The fiscal year ended March 31, 2013 was on the basis of 53-week reporting period ended whereas the fiscal years ended March 25, 2012, March 27, 2011, March 28, 2010 and March 29, 2009 were each on the basis of a 52-week reporting period.

(2)	The fiscal year ended March 29, 2009, includes gains of $3,906, from the sales of NF Roasters Corp. in April 2008 and Miami Subs in May 2007.

(3)
See Notes A, B and L of the Consolidated Financial Statements for the fiscal year ended March 31, 2013, for any accounting changes, business combinations or dispositions of business operations that materially affect the comparability of the information reflected in this Item 6.

(4)
Company-owned restaurant sales were negatively impacted due to temporary closings of the Coney Island restaurant due to Hurricane Sandy since October 29, 2012 and the Yonkers restaurant since November 25, 2012 for renovation.

(5)	Includes the Coney Island and Yonkers restaurants that were being re-developed on March 31, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

On October 29, 2012, Hurricane Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. Seventy-eight franchised restaurants, including 18 Branded Menu locations, were closed for varying periods of time, one of which remain closed. Our flagship Coney Island restaurant and our Coney Island Boardwalk restaurant remained closed as a result of the storm. Our Company-owned restaurant in Oceanside, New York was closed for approximately two weeks.  The Coney Island Boardwalk restaurant sustained minor damage and re-opened on March 18, 2013. The Coney Island restaurant incurred significant damage and re-opened on May 20, 2013. As a result of these damages, through March 31, 2013, the Company has incurred actual losses of approximately $1,197, inclusive of amounts written off of $449 related to destroyed or damaged property and equipment and $42 of unsalable inventories, and expects to incur approximately $100 to $200 of additional losses in future periods relating to ongoing operational and remediation costs incurred until the restaurant reopens.  We believe that we maintain adequate insurance coverage between the flood and property insurance policies to cover the cost of reparations and recover lost profits and ongoing costs incurred under our business interruption insurance policy.

As of March 31, 2013, the Company received non-refundable payments of $1,026 from our insurer towards the settlement of the Company’s property and casualty losses.  The Company has charged these payments against the value of the assets that have been destroyed and certain repair and clean-up costs incurred.   As of March 31, 2013, the remaining unutilized insurance advance of approximately $130 is included in accrued expenses and other current liabilities in the accompanying balance sheet.  In addition, the Company has recorded approximately $301 for reimbursable on-going business expenses incurred while the restaurant is closed as a reduction in the related expenses and is included in accounts and other receivables in the accompanying balance sheet as the realization of the claim for loss recovery has been deemed to be probable.

During the first quarter of fiscal 2014, Nathan’s settled the property claim with its insurance carriers and received approximately $3.4 million, net of fees, and used these proceeds towards the rebuilding of the restaurant.

Additionally, on November 25, 2012, we closed the Company-owned restaurant in Yonkers, New York, which was demolished as a part of a redevelopment of the property into a strip center, which will include a new Nathan’s Company-owned restaurant that we anticipate opening in December 2013. As a result of the above, Nathan’s Management Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K will not include a discussion of its comparable Company-owned restaurant sales. Additionally, the analysis of the comparable franchised restaurant sales will be presented based on the sales that have been reported.

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

The following summary reflects the franchise openings and closings of the Nathan’s franchise system for the fiscal years ended March 31, 2013, March 25, 2012, March 27, 2011, March 28, 2010 and March 29, 2009.

	March 31, 2013	March 25, 2012	March 27, 2011	March 28, 2010	March 29, 2009
Franchised restaurants operating at the beginning of the period	299	264	246	249	224
Franchised restaurants opened during the period	40	67	40	33	46
Franchised restaurants closed during the period	(36)	(32)	(22)	(36)	(21)
Franchised restaurants operating at the end of the period	303	299	264	246	249

At March 31, 2013, our franchise system consisted of 303 Nathan’s Famous franchised units located in 28 states, the Cayman Islands and eight foreign countries. We also operate five Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

As described in Risk Factors and other sections in this Annual Report on Form 10-K for the year ended March 31, 2013, our future results could be impacted by many developments. We entered into an agreement with John Morrell & Co, a subsidiary of Smithfield Foods, Inc. to become Nathan’s exclusive licensee to manufacture and sell hot dogs, sausage and corned beef at retail. Our future operating results could be favorably impacted by the terms and conditions of this agreement as compared to the terms and conditions of our agreement with SMG which is scheduled to expire on March 1, 2014, although there can be no assurance thereof.  There are also certain risks associated with entering into the agreement with John Morrell & Co including whether we will be able to sustain our business at the same or higher quality and consistency that is expected by our customers and whether we can successfully implement an orderly transition of the business to John Morrell & Co. In addition, our future operating results could be impacted by the record high corn prices, as a result of the drought in the Midwest, which could significantly increase the cost of beef.

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

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and shall be recognized, with an appropriate provision for estimated uncollectable amounts, when all material services or conditions to the sale have been substantially performed by the franchisor. If substantial obligations under the development agreement are not dependent on the number of individual franchise locations to be opened,  substantial performance shall be determined using the same criteria applicable to individual franchise, which is generally the opening of the first location pursuant to the development agreement. If substantial performance is dependent on the number of locations, then the development fee is deferred and recognized ratably over the term of the agreement, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets are deemed to have indefinite lives, and accordingly,  are not amortized, but are evaluated annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fiscal years ended March 31, 2013, March 25, 2012 or March 27, 2011.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company writes down the asset to its fair value based on the present value of estimated future cash flows.

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. As result of Hurricane Sandy, our Coney Island restaurant sustained significant damage and was considered temporarily impaired for purpose of this analysis. The restaurant was fully repaired and re-opened on May 20, 2013.  No impairment charges on long-lived assets were recorded during the fiscal years ended March 31, 2013, March 25, 2012 or March 27, 2011.

Impairment of Long-Term Investment

We make judgments regarding the future realizability of this investment based upon the financial information provided to us by the investment’s management. We typically rely on management’s assumptions, of future revenues and cash flows based upon the annual business plans presented. If these assumptions differ significantly from actual results, we consider whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other than temporary impairment in value has occurred. If determined that an, other than temporary impairment in value has occurred, impairment charges may be required in the future. We have not recognized any impairment on this investment during the fifty-three week period ended March 31, 2013.

Stock-Based Compensation

As discussed in Note K of the Notes to Consolidated Financial Statements, we have one active share-based compensation plan that provides stock options and restricted stock awards for certain employees and non-employee directors to acquire shares of our common stock.  We consider the following factors in determining the value of stock-based compensation:

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

Adoption of New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, (“FASB”) issued final guidance for new presentation requirements for reclassifications out of accumulated other comprehensive income and to resolve certain cost/benefit concerns related to reporting reclassification adjustments. This update provides entities with two basic options for reporting the effect of significant reclassifications - either 1) on the face of the statement where net income is presented or 2) as a separate footnote disclosure. Public entities will report reclassifications in both annual and interim periods, while private entities are only required to report them in annual financial statements. For public entities, the new guidance is effective prospectively for annual and interim for reporting periods beginning after December 15, 2012 which for Nathan’s was the fourth quarter of its fiscal year ended March 31, 2013. The adoption of this new guidance did not have a material impact on the results of operations or financial position.

In July 2012, the FASB issued new accounting guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides the entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value. If it is not, then no further analysis is required otherwise then the previously required quantitative testing is required. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for Nathan’s will be the first quarter of its fiscal 2014. Early adoption is permitted. We do not expect the adoption of this new guidance to have a material impact on the results of operations or financial position.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Fiscal year ended March 31, 2013 compared to fiscal year ended March 25, 2012

Revenues

Total sales increased by 8.2% to $56,656,000 for the fifty-three weeks ended March 31, 2013 (“fiscal 2013”) as compared to $52,369,000 for the fifty-two weeks ended March 25, 2012 (“fiscal 2012”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 12.2% to $43,214,000 for fiscal 2013  as compared to sales of $38,506,000 in fiscal 2012. This increase was primarily attributable to a 10.4% increase in the volume of products ordered and the impact of price increases that took effect during the fiscal 2013 and fiscal 2012 periods. We estimate that the additional week of operations during fiscal 2013 represented approximately $828,000 of the sales increase. Total Company-owned restaurant sales, comprised of five Nathan’s restaurants in both periods (including one seasonal restaurant), increased by $195,000 to $13,403,000 during fiscal 2013 compared to $13,209,000 during fiscal 2012. This increase was primarily attributed to the increased sales at our relocated and expanded seasonal Boardwalk restaurant in Coney Island that opened in April 2012. Weather conditions had generally been favorable throughout the first twenty-six weeks of fiscal 2013 as compared to the first twenty-six weeks of the fiscal 2012 period. Sales since the third quarter fiscal 2013 were negatively affected due to the closures of our flagship Coney Island and Oceanside locations caused by Hurricane Sandy and the closure of our Yonkers, New York, restaurant for redevelopment. Based on our fiscal 2012 results, we estimate that, compared to fiscal 2012, the closures of our Coney Island and Oceanside restaurants due to the storm reduced sales by approximately $1,095,000 and $66,000, respectively. Additionally, we estimate that the closing of our Yonkers restaurant for redevelopment in November 2012, further reduced sales by approximately $632,000 as compared to fiscal 2012. During fiscal 2012, we were forced to temporarily close all of our restaurants during tropical storm Irene for the weekend of August 27, 2011 and experienced much more rain than usual, particularly during weekends, and a cold Labor Day weekend which we believe further decreased sales particularly at our Coney Island locations. During fiscal 2013, other sales were approximately $615,000 lower than fiscal 2012 primarily because Nathan’s terminated our agreement with the QVC television network in March 2012.

Franchise fees and royalties were $5,782,000 in fiscal 2013 as compared to $5,586,000 in fiscal 2012. Total royalties were $4,930,000 in fiscal 2013 as compared to $4,666,000 in fiscal 2012. Royalties earned under the Branded Menu program were $883,000 in fiscal 2013 as compared to $708,000 in fiscal 2012 due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $4,047,000 in fiscal 2013 as compared to $3,958,000 in fiscal 2012. Franchise restaurant sales were $90,401,000 in fiscal 2013 as compared to $90,022,000 in fiscal 2012. We estimate that the additional week of operations during fiscal 2013 resulted in $939,000 of additional total franchise sales or royalties of approximately $48,000.  We believe that fiscal 2013 sales were negatively impacted by approximately $510,000 attributable to the franchised restaurants in the Northeast that were closed due to Hurricane Sandy. One of these restaurants affected remains closed. Comparable domestic franchise sales (consisting of 117 Nathan’s outlets, operating for 15 months prior to the beginning of the fiscal year, excluding sales under the Branded Menu Program) were $58,092,000 in fiscal 2013 as compared to $59,180,000 in fiscal 2012, a decrease of 1.8%.  Excluding the effect of the additional week of operations, franchise sales within our entertainment venues declined by approximately 4.8% compared to the prior period, including significant sales declines at two franchised locations that have been negatively affected by adjacent long term construction projects. During the second quarter fiscal 2012, most of our franchised locations in the Northeast were also negatively affected by tropical storm Irene.

At March 31, 2013, 303 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 299 domestic and international franchised or Branded Menu Program franchise outlets at March 25, 2012.Total franchise fee income was $852,000 in fiscal 2013, including cancellation fees of $190,000, compared to $920,000 in fiscal 2012, including cancellation fees of $74,000. Domestic franchise fee income was $324,000 in fiscal 2013 compared to $547,000 in fiscal 2012, primarily due to opening fewer Branded Menu Program outlets within K-marts. International franchise fee income was $338,000 in fiscal 2013, compared to $299,000 during fiscal 2012. During fiscal 2013, 40 new franchised outlets opened, including our first two mobile trucks, our first location in Turkey, our first location in Mexico City, our sixth restaurant in the Dominican Republic and twenty Branded Menu Program outlets, including ten units operated by K-mart. During fiscal 2012, 67 new franchised outlets opened, including two locations in Canada, China, Jamaica, Kuwait and the Dominican Republic and 43 Branded Menu Program outlets, including 28 units operated by Kmart.

License royalties were $8,631,000 in fiscal 2013 as compared to $7,586,000 in fiscal 2012. We do not believe that the additional week of operations had a significant impact on royalties as our licensees continued to report based upon their fiscal reporting periods. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 15.1% to $6,948,000 from $6,037,000 primarily due to higher sales by SMG and higher royalties from a change in packaging on certain products sold by SMG in fiscal 2013. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $5,506,000 during fiscal 2013 as compared to $4,503,000 during fiscal 2012. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club and Kroger’s, were $1,442,000 during fiscal 2013 as compared to $1,534,000 during fiscal 2012. This decrease is due primarily to a temporary royalty concession for the period April 2012 through July 2012, on sales to Sam’s Club and lower sales volume to Kroger’s. During fiscal 2013, we earned incremental royalties of $114,000 from a new agreement for the sale of salty snacks. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products were $1,553,000, during fiscal 2013, as compared to $1,533,000 during fiscal 2012.

Interest income was $392,000 in fiscal 2013 as compared to $573,000 in fiscal 2012, primarily due to lower interest income of approximately $151,000 earned on marketable securities and lower interest earned on the Miami Subs note of approximately $30,000. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. On June 29, 2011, we completed the sale of the Miami Subs note receivable and no longer earned interest income of 8.5% on this note receivable.

Other income was $82,000 in fiscal 2013 as compared to $108,000 in fiscal 2012. This decrease is due primarily to the impact of a one-time gain of $125,000 in fiscal 2012 which was partly offset by an increase due to a renegotiated sublease of a non-franchised restaurant in fiscal 2013. In November 2011, Nathan’s received $125,000 in full satisfaction of Nathan’s rights under the irrevocable direction entered into in connection with its sale of Miami Subs.

Costs and Expenses

Overall, our cost of sales increased by $2,768,000 to $44,874,000 in fiscal 2013 as compared to $42,106,000 in fiscal 2012. Our gross profit (representing the difference between sales and cost of sales) was $11,782,000 or 20.8% of sales during fiscal 2013 as compared to $10,263,000 or 19.6% of sales during fiscal 2012. The margin improvement was primarily due to the impact of sales price increases that have been previously implemented to offset the higher cost of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $3,592,000 during fiscal 2013 as compared to fiscal 2012, primarily as a result of the higher sales volume and the approximately 1.0% increased cost of our hot dogs. During fiscal 2013, the market price of hot dogs was approximately 0.1% lower than during fiscal 2012. During fiscal 2013, our purchase commitments increased cost by approximately $39,000. During fiscal 2012, our purchase commitments to acquire hot dogs yielded savings of approximately $275,000. This difference is due primarily to the unexpected decline in the cost of one of the beef components in the first quarter fiscal 2013, the result of which did not yield the anticipated savings but raised costs by approximately $142,000 as compared to market prices. During fiscal 2013, approximately 73.3% of our product was purchased at prevailing market prices as compared to approximately 90.0% during fiscal 2012. The purchase commitments increased our costs by approximately $0.002 per pound during fiscal 2013 and reduced our costs by approximately $0.019 per pound during fiscal 2012. The cost of beef could further increase due to the record high corn prices as a result of the drought in the Midwest during 2012. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during fiscal 2013 was $7,525,000 or 56.1% of restaurant sales, as compared to $7,767,000 or 58.8% of restaurant sales in fiscal 2012.  The primary reason for this decline in cost of sales was the result of not operating the Coney Island restaurant during the winter months of fiscal 2013. During the winter, our cost of sales, which includes labor, typically are higher as a percentage of sales, due to the lower sales at the restaurant during the off-season. Other cost of sales declined by $582,000 in fiscal 2013, primarily because of the termination of our agreement with the QVC television network in March 2012.

Restaurant operating expenses were $2,700,000 in fiscal 2013 as compared to $3,115,000 in fiscal 2012. Prior to Hurricane Sandy, restaurant operating costs were higher than the same period in fiscal 2012 by approximately $204,000 primarily due to higher percentage rent due on the increased sales at the new Boardwalk location. After the Hurricane,  restaurant operating costs declined primarily as a result of the ongoing expenses incurred during the period of closure, at our Coney Island restaurants, which have been offset against an insurance advance received relating to damages from Hurricane Sandy (See Note L.4 “Hurricane Sandy” in the accompany notes to financial Statements) . We incurred further savings from the closure of our Yonkers restaurant in November 2012. Although our utility costs declined as a percentage of restaurant sales during fiscal 2013, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $940,000 in fiscal 2013 as compared to $965,000 in fiscal 2012. This decrease is primarily attributable to the disposal of the assets destroyed at our Coney Island location due to Hurricane Sandy and lower corporate depreciation which was partly offset by the investment made at the new Boardwalk location and higher depreciation on newly-added consigned equipment by our Branded Product Program. We expect to incur higher depreciation due to our investments in the redevelopment of the Coney Island and Yonkers restaurants in fiscal 2014.

General and administrative expenses increased by $885,000 or 9.3% to $10,437,000 in fiscal 2013 as compared to $9,552,000 in fiscal 2012. The increase in general and administrative expenses was primarily due to increased compensation costs of $1,025,000, including higher share-based compensation of approximately $352,000, additional personnel costs and associated expenses including approximately $80,000 due to the fifty-third week of operations,  and higher payroll taxes from the exercise of employee stock options. These expenses were partly offset by lower professional fees of approximately $124,000.

Interest expense of $453,000 in fiscal 2013 and $477,000 in fiscal 2012 primarily represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. Nathan’s expects to continue to accrue these charges during the term of the appeal.

Provision for Income Taxes

In fiscal 2013, the income tax provision was $4,671,000 or 38.5% of earnings before income taxes as compared to $3,849,000 or 38.5% of earnings before income taxes in fiscal 2012. Nathan’s effective tax rate was reduced by 1.3% during fiscal 2013 and reduced by 2.1% during fiscal 2012, due to the differing effects of tax-exempt interest income. During fiscal 2013, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $38,000, which lowered the effective tax rate by 0.3%. During fiscal 2012, Nathan’s recorded additional taxes of $49,000 primarily in connection with the audit of its prior year tax returns increasing the effective tax rate by 0.5%. Additionally, during fiscal 2012, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $75,000, which lowered the effective tax rate by 0.7%. Nathan’s effective tax rates without these adjustments would have been 40.1% for fiscal 2013 and 40.8% for fiscal 2012.  Nathan’s estimates that its unrecognized tax benefits, including the related accrued interest and penalties could be reduced by up to $67,000 during fiscal 2014.

Fiscal year ended March 25, 2012 compared to fiscal year ended March 27, 2011

Revenues

Total sales increased by 17.3% to $52,369,000 for the fifty-two weeks ended March 25, 2012 (“fiscal 2012”) as compared to $44,634,000 for the fifty-two weeks ended March 27, 2011 (“fiscal 2011”).   Foodservice sales from the Branded Product Program increased by 26.3% to $38,506,000 for fiscal 2012 as compared to sales of $30,497,000 in fiscal 2011. This increase was primarily attributable to a 13.3% increase in the volume of products ordered in part from the addition of new accounts added during fiscal 2012, the full year impact of new accounts added in fiscal 2011 and the impact of price increases that took effect during fiscal 2012. Total Company-owned restaurant sales, which was comprised of five comparable Nathan’s restaurants in both periods (including one seasonal restaurant), increased by $202,000 to $13,209,000 during fiscal 2012 as compared to $13,007,000 during fiscal 2011. The weather conditions during the second quarter of fiscal 2012 negatively impacted sales at our Company-owned restaurants, as we experienced significantly more rain than the second quarter of fiscal 2011, particularly on weekends, and a cold Labor Day weekend which we believe further hurt sales particularly at our Coney Island locations. We were also forced to temporarily close our restaurants during Tropical Storm Irene for the weekend of August 27, 2011. We estimate that sales of approximately $172,000 were lost during that weekend.   During the third and fourth quarters of fiscal 2012 we experienced more favorable weather conditions than the third and fourth quarters of fiscal 2011. Beginning December 2011, we experienced relatively warm weather as compared to the historical norm with the month being one of the warmest Decembers on record. This trend continued throughout the winter of 2012. In addition to the historically higher temperatures, there wasn’t any meaningful snow in 2012 as compared to the 2011 winter which saw historic levels of snowfall. Overall, we experienced higher check averages of approximately 7.7% partly offset by lower customer counts of approximately 4.0% resulting from these weather conditions that primarily impacted our Coney Island restaurants during the second quarter fiscal 2012 as compared to the second quarter of fiscal 2011. During fiscal 2012, sales to our television retailer were approximately $476,000 lower than fiscal 2011. Nathan’s products were on air 29 times during fiscal 2012 as compared to 62 times during fiscal 2011. Over the past few years, Nathan’s sales and profits to our television retailer have continued to decline and Nathan’s provided our television retailer notice that we would not renew our agreement effective March 12, 2012.

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

Interest expense of $477,000 during fiscal 2012 and $63,000 in fiscal 2011 primarily represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. Nathan’s expects to continue to accrue these charges during the term of the appeal.

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

Off-Balance Sheet Arrangements

At March 25, 2012, the Company had an outstanding purchase commitment to acquire hot dogs at a cost of approximately $4,900,000 from its primary hot dog manufacturer, which was completed during the second quarter fiscal 2013. At March 31, 2013, Nathan’s had an outstanding purchase commitment to purchase approximately $5,000,000 of hot dogs which are expected to be purchased during the April – June 2013 period. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2013 aggregated $13,403,000, increasing by $7,374,000 during fiscal 2013.  At March 31, 2013, marketable securities were $12,307,000 compared to $14,710,000 at March 25, 2012 and net working capital increased to $27,525,000 from $21,989,000 at March 25, 2012.

 Cash provided by operations of $9,494,000 in the fiscal 2013 period is primarily attributable to net income of $7,468,000 and other non-cash items of $2,209,000.  Changes in Nathan’s operating assets and liabilities decreased cash by $183,000, primarily resulting from lower accounts payable and accrued expenses from operations of $838,000, lower other liabilities of $72,000, relating to deferred development fees and rents, and increased accounts and other receivables, net of $397,000 which were partly offset by increased accrued litigation of $455,000, reduced prepaid expenses and other current assets of $298,000, increased deferred franchise fees of $155,000, receipt of an insurance advance in excess of amounts expended towards ongoing operating costs caused by Hurricane Sandy of $130,000 and reduced inventories of $79,000. The reduction in prepaid expenses is related primarily to decreased prepaid income taxes arising from the fiscal 2013 earnings of $560,000 which was partly offset by other increases including sponsorships, rent, insurance and real estate taxes. The increase in accounts and other receivables is primarily due to increased royalties, including our license agreement with SMG, Inc. which have been partly offset by lower receivables from sales. The decrease in accounts payable and accrued expenses primarily relates to lower payables for food in connection with our Branded Product Program and restaurant operations due to the temporary closure of two Company-owned restaurants, lower accrued liabilities which were partly offset by the insurance payments received in connection with Hurricane Sandy, higher rebates and payroll.

Cash provided by investing activities was $496,000 in the fiscal 2013 period. We received cash proceeds of $2,000,000 from the redemption of maturing available-for-sale securities and we received an insurance advance towards property damage caused by Hurricane Sandy of $449,000. We invested $500,000 in a private offering for Preferred Stock in a privately-owned corporation. We also incurred capital expenditures of $998,000 primarily in connection with the restoration of our Coney Island restaurant, our Branded Product Program and other capital projects at our restaurants and funded $455,000 of interest into the restricted cash account, as required on a monthly basis throughout the appeal of the SMG damages award.

Cash used in financing activities of $2,616,000 in the fiscal 2013 period relates to the repurchase of treasury stock of $3,085,000 and the payment of withholding tax on the net share settlement exercise of employee stock options of $982,000, which were partly offset by the expected realization of the tax benefits associated with employee stock option exercises of $1,062,000 and proceeds from the exercise of employee stock options of $389,000.

During the period from October 2001 through March 31, 2013, Nathan’s purchased a total of 4,579,563 shares of its common stock at a cost of approximately $53,598,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase of shares that the Company may repurchase.  As of March 31, 2013, the Company had repurchased 480,604 shares at a cost of $9,792,000 under the sixth stock repurchase plan, including 88,077 shares repurchased during fiscal 2013 at an aggregate cost of $3,085,000.

As of March 31, 2013, an aggregate of 319,396 shares were still authorized to be purchased under Nathan’s existing stock buy-back program. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at March 31, 2013 aggregating $13,403,000, and marketable securities of $12,307,000.  Our Board routinely monitors and assesses its cash position and our current and potential capital requirements.  We may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.  Since March 26, 2007, to date, we have repurchased 2,688,463 shares at a total cost of approximately $46,240,000, reducing the number of shares then-outstanding by 44.7%.

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

At March 31, 2013, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York.  The guaranty could be called upon in the event of a default by the tenant/franchisee.  The guaranty extends through the fifth Lease Year, as defined in the lease, and will not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs.  We have recorded a liability of approximately $228,000 in connection with this guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time.  In connection with the Nathan’s Franchise Agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the guaranty.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of March 31, 2013 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$5,081	$1,437	$1,994	$1,050	$600
Purchase Commitment (a)	5,000	5,000	-	-	-
Operating Leases (b)	17,976	1,689	3,442	3,393	9,452
Gross Cash Contractual Obligations	28,057	8,126	5,436	4,443	10,052
Sublease Income	3,469	396	675	516	1,882
Net Cash Contractual Obligations	$24,588	$7,730	$4,761	$3,927	$8,170

a)	At March 31, 2013, Nathan’s had an outstanding purchase commitment to acquire hot dogs at a total cost of approximately $5.0 million of hot dogs during the April – June 2013 period.

b)
Nathan’s terminated its lease for the Yonkers restaurant which closed on November 25, 2012 and entered a new lease for a new restaurant in the same area. We expect that the new Yonkers restaurant will commence operations in December 2013.

c)
At March 31, 2013, the Company had unrecognized tax benefits of $296,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $67,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. Beginning January 2010, the cost of hot dogs has continued to increase until the summer of 2012, when the market price of “fresh 50’s” unexpectedly dropped significantly. Since then, the cost of this product has rebounded to its normal range. The market price of hot dogs during fiscal 2013 was approximately 0.01% higher than fiscal 2012. This increase is in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2014. In addition, beef prices could further increase due to the record high corn prices, as a result of the drought in the Midwest during 2012. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and increased insurance costs resulting from the hardening of the insurance markets.

In March 2010, the Federal government passed new legislation to reform the U.S. health care system.  As part of the plan, employers will be expected to provide their employees with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we may be forced to expand healthcare coverage or incur these new penalties which may increase our health care costs beginning January 2014.

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. On March 29, 2013, Governor Cuomo of New York signed legislation to increase in New York’s minimum wage to $9.00 per hour by December 31, 2015. The minimum wage increases to $8.00, $8.75 and $9.00 per hour will take effect on December 31, 2013, December 31, 2014 and December 31, 2015, respectively.  In his State of the Union Address on February 12, 2013, President Obama called on Congress to raise the Federal Minimum wage to $9.00 per hour. Several proposals to raise the federal minimum wage have been proposed in Congress as well as in a number of other states. Governor Chris Christie of New Jersey conditionally vetoed a bill passed by the New Jersey General Assembly which would have increased New Jersey’s minimum wage to $8.50 per hour from its current rate of $7.25 per hour, while also tying future increases to the CPI. On November 5, 2013, the New Jersey Minimum Wage Increase Amendment will be voted on in the general election. Effective January 1, 2013, ten states have increased their minimum wage up to a low of $7.35 to a high of $9.19. Although we only operate five Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees.

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

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature.  Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 31, 2013, Nathan’s cash and cash equivalents aggregated $13,403,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $34,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 31, 2013, the market value of Nathan’s marketable securities aggregated $12,307,000. Interest income on these marketable securities would increase or decrease by approximately $31,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at March 31, 2013 that are sensitive to interest rate fluctuations:

	Valuation of securities Given an interest rate Decrease of X Basis points			Fair	Valuation of securities Given an interest rate Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS
Municipal notes and bonds	$12,346,000	$12,346,000	$12,340,000	$12,307,000	$12,270,000	$12,233,000	$12,196,000

Borrowings

At March 31, 2013, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. Beginning January 2010, the cost of hot dogs has continued to increase until the summer of 2012, when the market price of “fresh 50’s” unexpectedly dropped significantly. Since then, the cost of this product has rebounded to its normal range. The market price of hot dogs during fiscal 2013 was approximately 0.01% higher than fiscal 2012. This increase is in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We have attempted to enter into purchase commitments for hot dogs from time to time in order to reduce the impact of increasing market prices. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments.  As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the fifty-three weeks ended March 31, 2013 would have increased or decreased our cost of sales by approximately $3,904,000.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 31, 2013.  In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment and the criteria set forth by COSO, management believes that Nathan’s maintained effective internal control over financial reporting as of March 31, 2013.  The effectiveness of our internal control over financial reporting as of March 31, 2013, has been audited by Grant Thornton LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourteen weeks ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc.

We have audited the internal control over financial reporting of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2013, and our report dated June 14, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
New York, New York
June 14, 2013

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

Audit Fees

We were billed by Grant Thornton LLP the aggregate amount of approximately $250,000 in respect of fiscal 2013 and $250,000 in respect of fiscal 2012 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q as well as fees related to the Company’s filing on a Form S-8.

Audit-Related Fees

Grant Thornton LLP did not render any audit-related services for fiscal 2013 and 2012 and, accordingly, did not bill for any such services.

Tax Fees

Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2013 and 2012 and, accordingly, did not bill for any such services.

All Other Fees

Grant Thornton LLP did not render any other services for fiscal 2013 and 2012 and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Grant Thornton LLP of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by Grant Thornton LLP during 2013 and 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements

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

4.4	Amendment No. 1 to Rights Agreement dated as of June 5, 2013 between Nathan's Famous, Inc. and American Stock Transfer and Trust Company, LLC. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report filed on Form 8-K dated June 11, 2013.)
4.5	Rights Agreement, dated as of June 5, 2013, between Nathan's Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report filed on Form 8-K dated June 11, 2013.)
10.1	Employment Agreement with Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 33-56976.)
10.2	Leases for premises at Coney Island, New York, as follows: (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease, dated November 22, 1967, between Nathan’s Realty Associates and the Company.
b) Lease, dated November 22, 1967, between Ida’s Realty Associates and the Company.]
10.3	Leases for the premises at Yonkers, New York, as follows: (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease Modification of Land and Building Lease between the Yonkers Corp. and the Company, dated November 19, 1980;
b) Lease Modification of Land and Building Lease between 787 Central Park Avenue, Inc., and the Company dated May 1, 1980.]
10.4	Lease with NWCM Corp. for premises at Oceanside, New York, dated March 14, 1975. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.5	Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)
10.6	401K Plan and Trust. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
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

10.22	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2010.)
10.23	Amendment to Employment Agreement with Howard M. Lorber, dated November 1, 2012. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 23, 2012.
10.24	Restricted Stock Agreement with Howard M. Lorber, dated November 1, 2012. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 23, 2012.
10.25	Amendment to Employment Agreement with Donald Perlyn, dated February 8, 2013. (Incorporated by reference to Exhibit 99 to current report on Form 8-K filed February 15, 2013.)
10.26
***Letter agreement dated December 5, 2012 between Nathan’s Famous Systems, Inc. and John Morrell & Co. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 23, 2012).

10.27	*Restricted Stock Agreement with Eric Gatoff dated June 4, 2013.
21	*List of Subsidiaries of the Registrant.
23	*Consent of Grant Thornton LLP dated June 14, 2013.
31.1	*Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	*Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	*Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

***Filed with confidential portions omitted pursuant to request for confidential treatment.  The omitted portions have been separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2013.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of June, 2013.

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
Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc.

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2013 and March 25, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the fifty-three weeks ended March 31, 2013 and for each of the fifty-two weeks ended March 25, 2012 and March 27, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan’s Famous, Inc. and subsidiaries as of March 31, 2013 and March 25, 2012 and the results of their operations and their cash flows for the fifty-three weeks ended March 31, 2013 and for each of the fifty-two weeks ended March 25, 2012 and March 27, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2013 expressed an unqualified opinion.

/s/ Grant Thornton LLP
New York, New York
June 14, 2013

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	March 31, 2013	March 25, 2012
CURRENT ASSETS
Cash and cash equivalents	$13,403	$6,029
Marketable securities	12,307	14,710
Restricted cash (Note D)	5,874	5,419
Accounts and other receivables, net	6,917	6,535
Inventories	1,046	1,125
Prepaid expenses and other current assets	1,096	1,394
Deferred income taxes	345	338
Total current assets	40,988	35,550

Property and equipment, net	5,788	6,179
Long-term investment	500	-
Goodwill	95	95
Intangible asset	1,353	1,353
Deferred income taxes	480	878
Other assets	458	465

	$49,662	$44,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,991	$3,355
Litigation accrual (Note L)	5,874	5,419
Accrued expenses and other current liabilities	4,320	4,664
Deferred franchise fees	278	123
Total current liabilities	13,463	13,561

Other liabilities	2,051	2,122

Total liabilities	15,514	15,683

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 8,958,181 and 8,855,263 shares issued; and 4,378,618 and 4,363,777 shares outstanding at March 31, 2013 and March 25, 2012, respectively	90	89
Additional paid-in capital	54,491	53,396
Retained earnings	32,636	25,168
Accumulated other comprehensive income	329	497
	87,546	79,150
Treasury stock, at cost, 4,579,563 and 4,491,486 shares at March 31, 2013 and March 25, 2012, respectively.	(53,398)	(50,313)
Total stockholders’ equity	34,148	28,837

	$49,662	$44,520

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Fifty-Three weeks ended March 31, 2013	Fifty-Two weeks ended March 25, 2012	Fifty-Two weeks ended March 27, 2011
REVENUES
Sales	$56,656	$52,369	$44,634
Franchise fees and royalties	5,782	5,586	4,989
License royalties	8,631	7,586	6,787
Interest income	392	573	808
Other income, net	82	108	37
Total revenues	71,543	66,222	57,255

COSTS AND EXPENSES
Cost of sales	44,874	42,106	34,567
Restaurant operating expenses	2,700	3,115	3,092
Depreciation and amortization	940	965	915
General and administrative expenses	10,437	9,552	10,125
Litigation accrual (Note L)	-	-	4,910
Impairment charge on note receivable	-	-	263
Interest expense	453	477	63
Total costs and expenses	59,404	56,215	53,935

Income from operations before provision for income taxes	12,139	10,007	3,320
Provision for income taxes	4,671	3,849	1,107
Net income	$7,468	$6,158	$2,213

PER SHARE INFORMATION
Basic income per share:
Net income	$1.70	$1.26	$0.41

Diluted income per share:
Net income	$1.63	$1.22	$0.40

Weighted average shares used in computing income per share:
Basic	4,400,000	4,906,000	5,403,000
Diluted	4,588,000	5,049,000	5,504,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fifty-Three weeks ended March 31, 2013	Fifty-Two weeks ended March 25, 2012	Fifty-Two weeks ended March 27, 2011

Net income	$7,468	$6,158	$2,213

Other comprehensive income (loss), net of deferred income taxes:

Unrealized gains (losses) on marketable securities	(168)	16	(133)

Less: reclassification adjustments for gain, included in net income	-	-	2

Other comprehensive income (loss)	(168)	16	(135)

Comprehensive income	$7,300	$6,174	$2,078

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-three weeks ended March 31, 2013 and the Fifty-two weeks ended March 25, 2012 and March 27, 2011
(in thousands, except share amounts)

	Common	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 28, 2010	8,773,241	$88	$52,003	$16,797	$616	3,178,793	$(25,192)	$44,312

Shares issued in connection with share-based compensation plans	64,750	-	208	-	-	-	-	208

Repurchase of common stock	-	-	-	-	-	576,485	(9,254)	(9,254)

Income tax benefit on stock option exercises	-	-	356	-	-	-	-	356

Share-based compensation	-	-	378	-	-	-	-	378

Unrealized losses on marketable securities, net of deferred income tax benefit of $107	-	-	-	-	(135)	-	-	(135)

Net income	-	-	-	2,213	-	-	-	2,213
Balance, March 27, 2011	8,837,991	$88	$52,945	$19,010	$481	3,755,278	$(34,446)	$38,078

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-three weeks ended March 31, 2013 and the Fifty-two weeks ended March 25, 2012 and March 27, 2011
 (in thousands, except share amounts)

	Common	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 27, 2011	8,837,991	$88	$52,945	$19,010	$481	3,755,278	$(34,446)	$38,078

Shares issued in connection with share-based compensation plans	17,272	1	64	-	-	-	-	65

Repurchase of common stock	-	-	-	-	-	736,208	(15,867)	(15,867)

Income tax benefit on stock option exercises	-	-	113	-	-	-	-	113

Share-based compensation	-	-	274	-	-	-	-	274

Unrealized gains on marketable securities, net of deferred income taxes of $11	-	-	-	-	16	-	-	16

Net income	-	-	-	6,158	-	-	-	6,158
Balance, March 25, 2012	8,855,263	$89	$53,396	$25,168	$497	4,491,486	$(50,313)	$28,837

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fifty-three weeks ended March 31, 2013 and the Fifty-two weeks ended March 25, 2012 and March 27, 2011

(in thousands, except share amounts)

	Common	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 25, 2012	8,855,263	$89	$53,396	$25,168	$497	4,491,486	$(50,313)	$28,837

Shares issued in connection with share-based compensation plans	102,918	1	388	-	-	-	-	389

Withholding tax on net share settlement of employee stock options	-	-	(982)	-	-	-	-	(982)

Repurchase of common stock	-	-	-	-	-	88,077	(3,085)	(3,085)

Income tax benefit on stock option exercises	-	-	1,062	-	-	-	-	1,062

Share-based compensation	-	-	627	-	-	-	-	627

Unrealized losses on marketable securities, net of deferred income tax benefit of $105	-	-	-	-	(168)	-	-	(168)

Net income	-	-	-	7,468	-	-	-	7,468
Balance, March 31, 2013	8,958,181	$90	$54,491	$32,636	$329	4,579,563	$(53,398)	$34,148

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-Three weeks ended March 31, 2013	Fifty-Two weeks ended March 25, 2012	Fifty-Two weeks ended March 27, 2011
Cash flows from operating activities:
Net income	$7,468	$6,158	$2,213
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	940	965	915
Amortization of bond premium	130	193	267
Share-based compensation expense	627	274	378
Gain on sale of marketable securities	-	-	(4)
Provision for doubtful accounts	15	86	56
Impairment charge on note receivable	-	-	263
Deferred income taxes	497	2,041	(1,957)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(397)	(501)	(951)
Inventories	79	14	(110)
Prepaid expenses and other current assets	298	(329)	363
Other assets	7	(72)	(25)
Accrued litigation	455	447	4,972
Accounts payable, accrued expenses and other current liabilities	(838)	347	812
Advances of insurance proceeds	130	-	-
Deferred franchise fees	155	(218)	26
Other liabilities	(72)	207	8

Net cash provided by operating activities	9,494	9,612	7,226

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	2,000	4,050	4,906
Insurance proceeds received for property and equipment (Note L.4)	449	-	-
Purchase of long-term investment	(500)	-	-
Change in restricted cash	(455)	(447)	(4,972)
Purchase of property and equipment	(998)	(1,358)	(1,245)
Payments received on sale of note receivable	-	900	-
Payments received on note receivable	-	21	106

Net cash provided by (used in) investing activities	496	3,166	(1,205)

Cash flows from financing activities:
Repurchase of treasury stock	(3,085)	(15,867)	(9,254)
Proceeds from the exercise of stock options	389	65	208
Income tax benefit on stock option exercises	1,062	113	356
Payments of withholding tax on net share settlement of employee stock options	(982)	-	-

Net cash used in financing activities	(2,616)	(15,689)	(8,690)

Net increase (decrease) in cash and cash equivalents	7,374	(2,911)	(2,669)

Cash and cash equivalents, beginning of year	6,029	8,940	11,609

Cash and cash equivalents, end of year	$13,403	$6,029	$8,940

Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$2,548	$1,944	$2,636

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

Nathan’s Famous, Inc. and subsidiaries (collectively the “Company” or “Nathan’s”) has historically operated or franchised a chain of retail fast food restaurants featuring the “Nathan’s World Famous Beef Hot Dog”, crinkle-cut French-fried potatoes and a variety of other menu offerings.  Nathan’s has also established a Branded Product Program, which enables foodservice retailers to sell select Nathan’s proprietary products outside of the realm of a traditional franchise relationship.  Nathan’s also licenses the manufacture and sale of “Nathan’s Famous” packaged hot dogs, crinkle-cut French fries and a number of other products to a variety of third parties for sale to supermarkets, club stores and grocery stores. The Company is also the owner of the Arthur Treacher’s brand. Arthur Treacher's main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies."  The Company considers itself to be in the foodservice industry, and has pursued co-branding and co-hosting initiatives.

At March 31, 2013, the Company’s restaurant system included five Company-owned units in the New York City metropolitan area (including one seasonal location and two restaurants that are currently being redeveloped) and 303 franchised or licensed units, located in 28 states, the Cayman Islands and eight foreign countries.

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

2.    Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53-week reporting period.  The results of operations and cash flows for the fiscal year ended March 31, 2013, contained 53 weeks. The results of operations and cash flows for the fiscal years ended March 28, 2012, and March 27, 2011 contained 52 weeks.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Significant estimates made by management in preparing the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, valuation of stock-based compensation, accounting for income taxes, and the valuation of goodwill, intangible assets and other long-lived assets.

4.    Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents amounted to $172 and $92 at March 31, 2013 and March 25, 2012, respectively. Substantially all of the Company’s cash and cash equivalents are in excess of government insurance.

5.    Note Receivable

During the fiscal year ended March 27, 2011, the Company recognized an impairment charge of $263 on a then-existing note receivable from the sale of a formerly wholly owned subsidiary Miami Subs Corp. During the fiscal year ended March 25, 2012, the note receivable was sold and the Company received total proceeds of $900.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.    Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 31, 2013 and March 25, 2012, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

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

Building and improvements (years)	5	–	25
Machinery, equipment, furniture and fixtures (years)	3	–	15
Leasehold improvements (years)	5	–	20

9.     Goodwill and Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,353 in connection with Arthur Treacher’s.

The Company’s goodwill and intangible assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. As of March 31, 2013 and March 25, 2012, the Company performed its required annual impairment test of goodwill and intangible assets and has determined no impairment is deemed to exist.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present.  The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations.  As result of Hurricane Sandy, our Coney Island restaurant sustained significant damage and was considered temporarily impaired for purposes of this analysis. The restaurant was fully repaired and re-opened on May 20, 2013. No units were deemed impaired during the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table present assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and March 25, 2012 based upon the valuation hierarchy:

March 31, 2013	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$12,307	$-	$12,307

Total assets at fair value	$-	$12,307	$-	$12,307

March 25, 2012	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$14,710	$-	$14,710

Total assets at fair value	$-	$14,710	$-	$14,710

Nathan’s marketable securities, which consist primarily of municipal bonds, are not actively traded.  The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

It was not practicable to estimate the fair value of the long-term investment, without incurring excessive costs, representing 2.5% of the equity ownership of a privately-owned company; that investment is carried at its original cost of $500 in the accompanying consolidated balance sheets.  At March 31, 2013, the total assets reported by the privately-owned company were $2,426, total equity was $1,817, total revenues for the quarter then-ended were $616 and net loss was $528.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

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

March 31, 2013, March 25, 2012, and March 27, 2011

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

At March 31, 2013 and March 25, 2012, $278 and $123, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, the Company earned franchise fees of $852, $920, and $663, respectively, from new unit openings, transfers, co-branding and forfeitures.

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company.  Revenue from development agreements is deferred and shall be recognized, with an appropriate provision for estimated uncollectable amounts, when all material services or conditions to the sale have been substantially performed by the franchisor.
If substantial obligations under the development agreement are not dependent on the number of individual franchise locations to be opened, substantial performance shall be determined using the same criteria applicable to individual franchise, which is generally the opening of the first location pursuant to the development agreement. If substantial performance is dependent on the number of locations, then the development fee is deferred and recognized ratably over the term of the agreement, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 31, 2013 and March 25, 2012, $452 and $603, respectively, of deferred development fee revenue is included in other liabilities in the accompanying consolidated balance sheets.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a summary of franchise openings and closings for the Nathan’s franchise restaurant system for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011:

	March 31, 2013	March 25, 2012	March 27, 2011

Franchised restaurants operating at the beginning of the period	299	264	246

New franchised restaurants opened during the period	40	67	40

Franchised restaurants closed during the period	(36)	(32)	(22)

Franchised restaurants operating at the end of the period	303	299	264

The Company recognizes franchise royalties on a monthly basis, which are generally based upon a percentage of sales made by the Company’s franchisees, when they are earned and deemed collectible. The Company recognizes royalty revenue from its Branded Menu Program directly from the sale of Nathan’s products by its primary distributor or directly from the manufacturers.

Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee or until collectibility is deemed to be reasonably assured.

Revenue from sub-leasing properties is recognized in income as the revenue is earned and deemed collectible.  Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated statements of earnings.

16.         Revenue Recognition – License Royalties

The Company earns revenue from royalties on the licensing of the use of its intellectual property in connection with on certain products produced and sold by outside vendors.  The use of the Company's intellectual property must be approved by the Company prior to each specific application to ensure proper quality and project a consistent image.  Revenue from license royalties is recognized on a monthly basis when it is earned and deemed collectible.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

17.      Business Concentrations and Geographical Information

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees.  At March 31, 2013, one retail licensee and three Branded Product customers each represented 18%, 16%, 11% and 10%, respectively, of accounts receivable. At March 25, 2012, one retail licensee and three Branded Product customers each represented 19%, 14%, 13% and 12%, respectively, of accounts receivable. One Branded Products customer accounted for 12% of total revenue for the year ended March 31, 2013. No franchisee, retail licensee or Branded Product customer accounted for 10% or more of total revenues during the fiscal years ended March 25, 2012 and March 27, 2011.

The Company’s primary supplier of hot dogs represented 82%, 79% and 75% of product purchases for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, respectively.  The Company’s distributor of products to its Company-owned restaurants represented 7%, 8% and 9% of product purchases for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, respectively.

The Company’s revenues for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011 were derived from the following geographic areas:

	March 31, 2013	March 25, 2012	March 27, 2011

Domestic (United States)	$68,499	$64,534	$55,824
Non-domestic	3,044	1,688	1,431
	$71,543	$66,222	$57,255

The Company’s sales for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011 were derived from the following:

	March 31, 2013	March 25, 2012	March 27, 2011

Branded Products	$43,214	$38,506	$30,497
Company-operated restaurants	13,403	13,209	13,007
Other	39	654	1,130
	$56,656	$52,369	$44,634

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

18.     Advertising

The Company administers an advertising fund on behalf of its franchisees to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising fund are based on specified percentages of net sales, generally ranging up to 2%. Net Company-owned store advertising expense, which is expensed as incurred, was $144, $227, and $233, for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, respectively, and have been included within restaurant operating expenses in the accompanying consolidated statements of earnings.

19.     Stock-Based Compensation

At March 31, 2013, the Company had one stock-based compensation plan in effect which is more fully described in Note K.

The cost of all share-based payments, including grants of restricted stock and stock options, is recognized in the financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

20.      Classification of Operating Expenses

Cost of sales consists of the following:

o	The cost of food and other products sold by Company-operated restaurants, through the Branded Product Program and through other distribution channels.
o	The cost of labor and associated costs of in-store restaurant management and crew.
o	The cost of paper products used in Company-operated restaurants.
o	Other direct costs such as fulfillment, commissions, freight and samples.

Restaurant operating expenses consist of the following:

o	Occupancy costs of Company-operated restaurants.
o	Utility costs of Company-operated restaurants.
o	Repair and maintenance expenses of Company-operated restaurant facilities.
o	Marketing and advertising expenses done locally and contributions to advertising funds for Company-operated restaurants.
o	Insurance costs directly related to Company-operated restaurants.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

21.     Income Taxes

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

Uncertain Tax Positions

The Company has recorded liabilities for underpayment of income taxes and related interest and penalties for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision.

22.     Adoption of New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, (“FASB”) issued final guidance for new presentation requirements for reclassifications out of accumulated other comprehensive income and to resolve certain cost/benefit concerns related to reporting reclassification adjustments. This guidance provides entities with two basic options for reporting the effect of significant reclassifications - either 1) on the face of the statement where net income is presented or 2) as a separate footnote disclosure. Public entities will report reclassifications in both annual and interim periods. For public entities, the new guidance is effective prospectively for annual and interim for reporting periods beginning after December 15, 2012 which for Nathan’s was the fourth quarter of its fiscal year ended March 31, 2013. The adoption of this new guidance did not have a material impact on the results of operations or financial position.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2012, the FASB issued new accounting guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides the entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value. If it is not, then no further analysis is required otherwise then the previously required quantitative testing is required. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for Nathan’s will be the first quarter of its fiscal 2014. Early adoption is permitted. We do not expect the adoption of this new guidance to have a material impact on the results of operations or financial position.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements.

NOTE C - INCOME PER SHARE

Basic income per common share is calculated by dividing income by the weighted-average number of common shares outstanding and excludes any dilutive effects of stock options . Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period.  Dilutive common shares used in the computation of diluted income per common share result from the assumed exercise of stock options and restricted stock, using the treasury stock method.

The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, respectively:

	Net Income			Shares			Net income per share
	2013	2012	2011	2013	2012	2011	2013	2012	2011

Basic EPS
Basic calculation	$7,468	$6,158	$2,213	4,400,000	4,906,000	5,403,000	$1.70	$1.26	$.41
Effect of dilutive employee stock options	-	-	-	188,000	143,000	101,000	(.07)	(.04)	(.01)

Diluted EPS
Diluted calculation	$7,468	$6,158	$2,213	4,588,000	5,049,000	5,504,000	$1.63	$1.22	$.40

There were no options to purchase shares of common stock for the years ended March 31, 2013 and March 25, 2012 that were excluded from the computation of diluted earnings per share. Options to purchase 110,000 shares of common stock for the year ended March 27, 2011 were excluded in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares during the respective periods.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

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

Pursuant to the Blocked Account Agreement, at March 31, 2013, Nathan’s has deposited a total of $5,874 into the Account, including an amount equal to the post-judgment interest (calculated at 9% per annum) and has classified the amount of the Judgment along with the post-judgment interest as restricted cash with a corresponding increase to litigation accrual in the accompanying balance sheet.  Pursuant to the Blocked Account Agreement, Nathan’s will have no right to withdraw amounts from the Account, until: (1) the Bank receives written notice from SMG (a “Release Notice”) that (a) the Judgment, plus all applicable post-judgment interest, has been satisfied, (b) the Judgment has been reversed or the Judgment has been vacated and the matter remanded and that any subsequent motions or appeals have been resolved, (c) Nathan’s and SMG have entered a fully-executed settlement agreement resolving the Judgment, or (d) SMG has withdrawn its “Disposition Notice” (as defined below) or (2) the Bank has received a Disposition Notice and has acted in accordance with the Disposition Notice.

SMG has agreed to deliver a Release Notice to the Bank within five (5) business days following any of the events described in clauses (1), (a), (b) or (c) above, and is entitled to provide written notice (a “Disposition Notice”) to the Bank to distribute the amounts in the Account if either (i) the Judgment is affirmed and all appeals are exhausted, and the amount of the Judgment plus all applicable post-judgment interest is not satisfied by Nathan’s and paid to SMG within thirty (30) days of such affirmance or (ii) an Event of Default occurs under the Security Agreement.  As of March 31, 2013 and March 25, 2012, no events of default have occurred under the Security Agreement.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE E - MARKETABLE SECURITIES

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities are as follows:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 31, 2013	$11,768	$539	$-	$12,307

March 25, 2012	$13,897	$814	$1	$14,710

As of March 31, 2013, the municipal bonds mature at various dates between April 2013 and October 2019. The following represents the bond maturities by period:

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

March 31, 2013	$12,307	$2,927	$8,146	$1,234	$-

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains included in the determination of net income are as follows:

	March 31, 2013	March 25, 2012	March 27, 2011
Available-for-sale securities:
Proceeds	$2,000	$4,050	$4,906
Gross realized gains	$-	$-	$4

The change in net unrealized gains (losses) on available-for-sale securities for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, of ($168), $16 and $(135), respectively, which is net of deferred income taxes, has been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sale securities as of March 31, 2013 and March 25, 2012.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE F - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 31, 2013	March 25, 2012

Franchise and license royalties	$2,355	$2,093
Branded product sales	4,071	4,246
Other	621	334
	7,047	6,673

Less: allowance for doubtful accounts	130	138

Accounts and other receivables, net	$6,917	$6,535

Accounts receivable are due within 30 days and are stated at amounts due from franchisees, retail licensees and Branded Product Program customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are generally considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current and expected future ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they are deemed to be uncollectible against the allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011 are as follows:

	March 31, 2013	March 25, 2012	March 27, 2011

Beginning balance	$138	$62	$415
Bad debt expense	15	86	56
Uncollectible marketing fund contributions	5	-	12
Accounts written off	(28)	(10)	(421)

Ending balance	$130	$138	$62

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE G – LONG-TERM INVESTMENT

In September 2012, Nathan’s purchased 351,550 shares of Series A Preferred Stock in a privately-owned corporation for $500. Nathan’s investment currently represents a 2.5% equity ownership in the entity and Nathan’s does not have the ability to exercise significant influence over the investee. The shares have voting rights on the same basis as the common shareholders and have certain dividend rights, if declared. Nathan’s accounts for this investment pursuant to the cost method and recognizes dividends distributed by the investee as income to the extent that dividends are distributed from net accumulated earnings of the investee. There were no dividends declared by the investee during the fifty-three week period ended March 31, 2013. Each reporting period, management reviews the carrying value of this investment based upon the financial information provided by the investment’s management and considers whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other-than-temporary impairment in value has occurred. We are required to recognize an impairment on the investment if such impairment is considered to be other-than-temporary. We have not recognized any impairment on this investment during the fifty-three week period ended March 31, 2013.

NOTE H - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:
	March 31, 2013	March 25, 2012

Land	$1,197	$1,197
Building and improvements	2,045	2,178
Machinery, equipment, furniture and fixtures	5,460	5,560
Leasehold improvements	3,878	3,994
Construction-in-progress	569	664
	13,149	13,593
Less: accumulated depreciation and amortization	7,361	7,414

	$5,788	$6,179

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE I – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2013	March 25, 2012
Payroll and other benefits	$2,248	$2,100
Accrued rebates	648	486
Professional and legal costs	82	148
Rent and occupancy costs	197	161
Taxes payable	22	217
Deferred revenue	581	661
Construction costs	25	308
Unexpended advertising funds	181	320
Other	336	263
	$4,320	$4,664

Other liabilities consist of the following:
	March 31, 2013	March 25, 2012
Deferred development fees	$411	$530
Reserve for uncertain tax positions (Note J)	639	528
Deferred rental liability	764	829
Contingent guaranty	228	227
Deferred royalty	9	8
	$2,051	$2,122

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE J - INCOME TAXES

The income tax provision (benefit) consists of the following for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011:

	March 31, 2013	March 25, 2012	March 27, 2011
Federal
Current	$3,237	$1,274	$2,330
Deferred	377	1,566	(1,545)
	3,614	2,840	785
State and local
Current	937	534	734
Deferred	120	475	(412)
	1,057	1,009	322
	$4,671	$3,849	$1,107

The total income tax provision for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011 differs from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

	March 31, 2013	March 25, 2012	March 27, 2011

Computed “expected” tax expense	$4,127	$3,412	$1,129
State and local income taxes, net of Federal income tax benefit	633	682	274
Tax-exempt investment earnings	(133)	(178)	(244)
Change in uncertain tax positions, net	22	(24)	(94)
Nondeductible meals and entertainment and other	22	(43)	42
	$4,671	$3,849	$1,107

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE J - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
	March 31, 2013	March 25, 2012
Deferred tax assets
Accrued expenses	$166	$183
Allowance for doubtful accounts	49	44
Deferred revenue	510	520
Deferred stock compensation	646	830
Excess of straight line over actual rent	316	340
Other	127	20
Total gross deferred tax assets	$1,814	$1,937

Deferred tax liabilities
Deductible prepaid expense	223	191
Unrealized gain on marketable securities	202	307
Depreciation expense	321	12
Other	243	211
Total gross deferred tax liabilities	989	721
Net deferred tax asset	825	1,216
Less current portion	(345)	(338)
Long-term portion	$480	$878

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. Based upon these considerations, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax asset of $825 and $1,216 at March 31, 2013 and March 25, 2012, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2013 and March 25, 2012.

	March 31, 2013	March 25, 2012

Unrecognized tax benefits, beginning of year	$422	$318
Increases based on tax positions taken in prior years	---	119
Decreases of tax positions taken in prior years	(50)	(41)
Increase based on tax positions taken in current year	34	26
Settlements of tax positions taken in prior years	(110)	-

Unrecognized tax benefits, end of year	$296	$422

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE J - INCOME TAXES (continued)

The amount of unrecognized tax benefits at March 31, 2013 and March 25, 2012 was $296 and $422, respectively, all of which would impact Nathan’s effective tax rate, if recognized.  As of March 31, 2013 and March 25, 2012, the Company had $337 and $356, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011 Nathan’s recognized interest and penalties in the amounts of $46, $47, and $44, respectively. The Company believes that it is reasonably possible that decreases in unrecognized tax benefits of up to $34 may be recorded within the next year.

Nathan’s is subject to tax in the U.S. and various state and local jurisdictions. During the fiscal year ended March 31, 2013, the City of New York (“NYC”) completed its examination of our tax returns for the tax years ended March 2008 through March 2010.  In July 2012, Nathan’s and NYC agreed to and settled the audit findings for $129, including interest, an amount approximating the originally proposed findings, which had previously been accrued in Nathan’s consolidated financial statements for the fiscal year ended March 25, 2012. Nathan’s tax returns in the State of Florida fiscal years ended March 2008, March 2009 and March 2010 have been reviewed and the Commonwealth of Massachusetts for the fiscal years ended March 2008, March 2009, March 2010 and March 2011 have also been reviewed. The Florida and Massachusetts reviews were settled for approximately $13 in the aggregate.

The earliest tax years’ that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2010
New York State	2010
New York City	2010

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Stock Incentive Plans

On September 14, 2010, the Company’s shareholders approved the Nathan’s Famous, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the issuance of nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to directors, officers and key employees.  The Company was initially authorized to issue up to 150,000 shares of common stock under the 2010 Plan, together with any shares which had not been previously issued under the Company’s previous stock option plans as of July 19, 2010 (171,000 shares),  plus any shares subject to any outstanding options or restricted stock grants under the Company’s previous stock option plans that were outstanding as of July 19, 2010 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 100,000 shares.  On September 13, 2012, the Company amended the 2010 Plan increasing the number of shares available for issuance by 250,000 shares. Shares to be issued under the 2010 Plan may be made available from authorized but unissued stock, common stock held by the Company in its treasury, or common stock purchased by the Company on the open market or otherwise. The number of shares issuable and the grant, purchase or  exercise price of outstanding awards are subject to adjustment in the amount that the Company’s Compensation Committee considers appropriate upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. In the event that the Company issues restricted stock awards pursuant to the 2010 Plan, each share of restricted stock would reduce the amount of available shares for issuance by either 3.2 shares for each share of restricted stock granted or 1 share for each share of restricted stock granted. As of March 31, 2013, there were up to 343,500 shares available to be issued for future option grants or up to 244,844 shares of restricted stock may be granted under the 2010 Plan.

In general, options granted under the Company’s stock incentive plans have terms of five or ten years and vest over periods of between three and five years. The Company has historically issued new shares of common stock for options that have been exercised and determined the grant date fair value of options granted using the Black-Scholes option valuation model.

During the fiscal year ended March 31, 2013, the Company granted 50,000 shares of restricted stock at a fair value of $29.29 per share representing the closing price on the date of grant, which will be fully vested four years from the date of grant. Upon grant, 10,000 shares vested  immediately, and the restrictions on the remaining 40,000 shares lapse ratably over a four-year period as follows: 10,000 shares on November 1, 2013, 10,000 shares on November 1, 2014, 10,000 shares on November 1, 2015 and 10,000 shares on November 1, 2016.  No additional stock-based awards were granted during the fiscal year ended March 31, 2013.

During the fiscal ended March 25, 2012, the Company granted options to purchase 177,500 shares at an exercise price of $17.75 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a four-year period commencing June 6, 2011.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

No stock-based awards were granted during the fiscal year ended March 27, 2011.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted were as follows:

March 25, 2012

Weighted-average option fair values	$5.039
Expected life (years)	5.0
Interest rate	1.60%
Volatility	28.90%
Dividend yield	0%

The expected dividend yield is based on historical and projected dividend yields. The Company estimates volatility based primarily on historical monthly price changes of the Company’s stock equal to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on expected employment termination behavior. The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows:

	March 31, 2013	March 25, 2012	March 27, 2011

Stock options	$224	$274	$378
Restricted stock	403	-	-
	$627	$274	$378

The tax benefit on stock-based compensation expense was $251, $101 and $125 for the years ended March 31, 2013, March 25, 2012 and March 27, 2011, respectively.  As of March 31, 2013, there was $1,552 of unamortized compensation expense related to stock-based incentive awards.  The Company expects to recognize this expense over approximately two years and five months, which represents the weighted average remaining requisite service periods for such awards.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

A summary of the status of the Company’s stock options at March 31, 2013, March 25, 2012 and March 27, 2011 and changes during the fiscal years then ended is presented in the tables below:

	2013		2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding – beginning of year	622,000	$13.21	470,000	$11.29	534,750	$10.31

Granted	-	-	177,500	17.75	-	-

Expired	-	-	-	-	-	-

Exercised	(192,500)	13.04	(25,500)	9.36	(64,750)	3.22

Options outstanding - end of year	429,500	$13.29	622,000	$13.21	470,000	$11.29

Options exercisable - end of year	296,375	$11.29	444,500	$11.40	415,500	$10.90

Weighted-average fair value of options granted			177,500	$5.04

During the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, options to purchase 192,500, 25,500 and 64,750 shares were exercised which aggregated proceeds of $389, $65 and $208, respectively, to the Company. The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011 was $3,523, $289 and $876 respectively.

The following table summarizes information about outstanding stock options at March 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 31, 2013	429,500	$13.29	2.73	$12,437

Options exercisable at March 31, 2013	296,375	$11.29	2.53	$9,175

Exercise prices range from $3.81 to $17.75

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Restricted stock:

Transactions with respect to restricted stock for the fiscal year ended March 31, 2013 are as follows:

	Shares	Weighted- Average Grant-date Fair value Per share
Unvested restricted stock at March 25, 2012

Granted	50,000	$29.29

Vested	(10,000)	$29.29

Unvested restricted stock at March 31, 2013	40,000	$29.29

2.	Common Stock Purchase Rights

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

The New Rights were distributed as a dividend. Initially, the New Rights will attach to, and trade with, the Company’s common stock.  Subject to the terms, conditions and limitations of the New Rights Plan, the New Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock. Upon such an event and payment of the purchase price of $30 (the “New Right Purchase Price”), each New Right (except those held by the acquiring person or group) will entitle the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less than the New Right Purchase Price, a number of shares of the Company’s common stock which at the time of the transaction has a market value equal to the New Right Purchase Price. The Company’s Board of Directors may redeem the New Rights prior to the time they are triggered. Upon adoption of the New Rights Plan, the Company reserved 16,589,516 shares of common stock for issuance upon exercise of the New Rights.  At March 31, 2013, the Company reserved 5,191,618 shares of common stock, based upon the closing market price per share on Friday, March 29, 2013 of $42.50. The New Rights will expire on June 5, 2013 unless earlier redeemed or exchanged by the Company.

On June 5, 2013, the New Rights Plan has been extended until June 16, 2013, at which time it will expire in accordance with its terms, thereby terminating the then-existing rights issued in connection therewith.  On June 5, 2013, Nathan’s adopted a new stockholder rights plan (the “2013 Rights Plan”) under which all stockholders of record as of June 17, 2013 received rights to purchase shares of common stock (the “2013 Rights”).

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The 2013 Rights were distributed as a dividend. Initially, the 2013 Rights will attach to, and trade with, the Company’s common stock.  Subject to the terms, conditions and limitations of the 2013 Rights Plan, the 2013 Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock. Certain synthetic interests in securities created by derivative positions are treated as beneficial ownership of the notional or other number of shares of Company’s common stock underlying the synthetic interest.  Upon such an event and payment of the purchase price of $100.00 (the “2013 Right Purchase Price”), each 2013 Right (except those held by the acquiring person or group) will entitle the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less than the then current 2013 Right Purchase Price, a number of shares of the Company’s common stock which at the time of the transaction has a market value equal to the then current 2013 Right Purchase Price [at a purchase price per share equal to the then current market price of the Company’s Common Stock].

The Company’s Board of Directors may redeem the 2013 Rights prior to the time they are triggered. Upon adoption of the 2013 Rights Plan, the Company reserved 10,188,600 shares of common stock for issuance upon exercise of the 2013 Rights.  The 2013 Rights will expire on June 17, 2018 unless earlier redeemed or exchanged by the Company.

3.	Stock Repurchase Programs

Through March 31, 2013, Nathan’s purchased a total of 4,579,563 shares of common stock at a cost of approximately $53,398 pursuant to the various stock repurchase plans previously authorized by the Board of Directors.  Of these repurchased shares, 88,077 shares were repurchased at a cost of $3,085 during the year ended March 31, 2013.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 300,000 shares. The Company has repurchased 480,604 shares at a cost of $9,792 under the sixth stock repurchase plan and as of March 31, 2013, an aggregate of 319,396 shares are remaining to be purchased. Purchases under the existing stock repurchase plan may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases to be made under the stock repurchase plan.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

On December 1, 2011, the Company’s Board of Directors authorized the commencement of a modified dutch tender offer to repurchase up to 500,000 shares of its common stock at a price of not less than $20.00 nor greater than $22.00 per share. The tender offer expired on January 12, 2012.  Pursuant to the terms of the tender offer, Nathan’s elected to purchase an additional 98,959 shares (within up to 2% of the outstanding shares of its common stock). All such shares purchased in the tender were purchased at the same price of $22.00 per share.  As such, Nathan’s accepted for purchase an aggregate of 598,959 shares of its common stock, at a purchase price of $22.00 per share, for a total cost of $13,294, including fees and expenses related to the tender.

4.	Employment Agreements

Effective January 1, 2007, Howard M. Lorber, previously Chairman of the Board and Chief Executive Officer, assumed the newly-created position of Executive Chairman of the Board of Nathan’s and Eric Gatoff, previously Vice President and Corporate Counsel, became Chief Executive Officer of Nathan’s.

In connection with the foregoing, the Company entered into an employment agreement with each of Messrs. Lorber (as amended, the “Lorber Employment Agreement”) and Gatoff (as amended, the “Gatoff Employment Agreement”).  Under the terms of the Lorber Employment Agreement, Mr. Lorber will serve as Executive Chairman of the Board from January 1, 2007 until December 31, 2012, unless his employment is terminated in accordance with the terms of the Lorber Employment Agreement. On November 1, 2012, the Company amended its employment agreement with Mr. Lorber, extending the term of the employment agreement to December 31, 2017 and increasing the base compensation of Mr. Lorber to $600 per annum. In addition, Mr. Lorber received a grant of 50,000 shares of restricted stock subject to vesting as provided in a Restricted Stock Agreement between Mr. Lorber and the Company. Mr. Lorber will not receive a contractually-required bonus. The Lorber Employment Agreement provides for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200 per year in exchange for his agreement to provide no less than 15 days of consulting services per year, provided, Mr. Lorber is not required to provide more than 50 days of consulting services per year.

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

March 31, 2013, March 25, 2012, and March 27, 2011

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

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive  Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement has been extended through December 31, 2013, based on the original terms, and no non-renewal notice has been given.

Pursuant to the agreement, Mr. Gatoff will receive a base salary, currently $350, and an annual bonus based on his performance measured against the Company’s financial, strategic and operating objectives as determined by the Compensation Committee. The Gatoff Employment Agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company. On June 4, 2013, Mr. Gatoff received a grant of 25,000 shares of restricted stock at a fair value of $49.80 per share representing the closing price on the date of grant, subject to vesting as provided in a Restricted Stock Agreement between Mr. Gatoff and the Company.  The compensation expense related to this restricted stock award is expected to be $ 1,245 and will be recognized, commencing of the grant date, over the next five years.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996.  The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. Consequently, the employment agreement has been extended annually through December 31, 2013, based on the original terms, and no non-renewal notice has been given.  The agreement provides for annual compensation, currently $289, plus certain other benefits.  In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

Effective May 31, 2007, the Company and its Executive Vice President entered into a new employment agreement which provides for annual compensation of $210 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. In connection with the contemplated retirement of the Executive Vice President, effective February 12, 2013, the Company and the Executive Vice President agreed to amend the employment contract to extend the expiration of the employment term from September 30, 2013 until February 12, 2014 and the Company purchased his 67,619 shares of the Company’s common stock, $.01 par value at a purchase price of $36.87 per share which was the closing price of the Company’s common stock as reported on the Nasdaq Global Market on February 13, 2013.  The amendment to the Employment Agreement further provided that he will serve as  a consultant to the Company from February 13, 2014 until February 12, 2015 and thereafter, at the discretion of the Company, he may serve as a consultant for an additional one year.

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

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

5.	Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year.  Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary.  Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary.  Employer contributions for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011 were $31, $30 and $30, respectively.

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Pan”) covering substantially all of the Company’s union-represented employees.   The risks of participating in the Union Plan is different from a single-employer plan in the following aspects (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability.  The Company has no plans or intentions to stop participating in the plan as of March 31, 2013 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred.  Contributions to the Union Plan were $16, $19 and $20 for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, respectively.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

As of March 31, 2013, the Company had non-cancelable operating lease commitments, net of certain sublease rental income, as follows:

	Lease commitments	Sublease income	Net lease commitments

2014	$1,689	$396	$1,293
2015	1,785	405	1,380
2016	1,657	270	1,387
2017	1,682	254	1,428
2018	1,711	262	1,449
Thereafter	9,452	1,882	7,570

	$17,976	$3,469	$14,507

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,102, $1,248 and $1,176 for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, respectively.  Sublease rental income was $353, $229 and $311 for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, respectively.

Contingent rental payments on building leases are typically made based on the percentage of gross sales of the individual restaurants that exceed predetermined levels.  The percentage of gross sales to be paid and related gross sales level vary by unit.  Contingent rental expense, which is inclusive of common area maintenance charges, was approximately $399, $151 and $165 for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, respectively.

The Company leases two sites which it in turn subleases to franchisees, which expire on various dates through 2018 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

The Company also subleases a restaurant location to a third party. This sublease provides for future minimum annual rental payments by the Company aggregating approximately $973 and expires in 2027 exclusive of renewal options.

At March 31, 2013, Nathan’s had open purchase commitments for hot dogs at a total cost of $5,000 for purchase between April and June 2013. The hot dogs to be purchased represent approximately 51% of Nathan’s estimated usage during the period of the commitment. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

At March 31, 2013, Nathan’s had open construction contracts of approximately $2,000 in connection with the rebuilding of the Coney Island restaurant.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

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

Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011.  Nathan’s filed a reply brief on November 14, 2011.  On December 11, 2012, the Court heard oral arguments. On January 25, 2013, the Appellate Court affirmed the trial court’s ruling. On February 15, 2013, Nathan’s filed a Petition for Re-hearing which was denied on February 27, 2013.  On April 3, 2013, Nathan’s filed a Petition for Leave to Appeal with the Illinois Supreme Court.  The filing of this petition stays enforcement of the associated judgments.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

3.	Guaranty

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York.  The Guaranty of Lease could be called upon in the event of a default by the tenant/franchisee.  The guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs.  Nathan’s has recorded a liability of $228 in connection with this guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has not made any payments pursuant to this guaranty. In connection with the Nathan’s Franchise Agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the lease.

4.	Hurricane Sandy

On October 29, 2012, Hurricane Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. Seventy-eight franchised restaurants, including 18 Branded Menu locations, were closed for varying periods of time, one of which remain closed. Our flagship Coney Island restaurant and our Coney Island Boardwalk restaurant remained closed as a result of the storm. Our Company-owned restaurant in Oceanside, New York was closed for approximately two weeks.  The Coney Island Boardwalk restaurant sustained minor damage and re-opened on March 18, 2013. The Coney Island restaurant incurred significant damage and was re-opened on May 20, 2013. As a result of these damages, through March 31, 2013, the company has incurred actual losses of approximately $1,197, inclusive of amounts written off of $449 related to destroyed or damaged property and equipment and $42 of unsalable inventories, and expects to incur approximately $100 to $200 of additional losses in future periods relating to ongoing operational and remediation costs incurred until the restaurant reopens.  We believe that we maintain adequate insurance coverage between the flood and property insurance policies to cover the cost of reparations and recover lost profits and ongoing costs incurred under our business interruption insurance policy.

As of March 31, 2013, the Company received non-refundable payments of $1,026 from our insurer towards the settlement of the Company’s property and casualty losses.  The Company has charged these payments against the value of the assets that have been destroyed and certain repair and clean-up costs incurred.   As of March 31, 2013, the remaining unutilized insurance advance of approximately $130 is included in accrued expenses and other current liabilities in the accompanying balance sheet.  In addition, the Company has recorded approximately $301 for reimbursable on-going business expenses incurred while the restaurant is closed as a reduction in the related expenses and is included in accounts and other receivables in the accompanying balance sheet as the realization of the claim for loss recovery has been deemed to be probable.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

During the first quarter of fiscal 2014, Nathan’s settled the property claim with its insurance carriers received approximately $3.4 million, net of fees, and used these proceeds towards the rebuilding of the restaurant.

NOTE M - RELATED PARTY TRANSACTIONS

An accounting firm of which Charles Raich, who serves on Nathan’s Board of Directors, serves as Managing Partner, received ordinary tax preparation and other consulting fees of $136, $127 and $140 for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, respectively.

A firm to which Mr. Lorber is as an investor (and, prior to January 2012, a consultant), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $25, $26 and $25 for the fiscal years ended March 31, 2013, March 25, 2012 and March 27, 2011, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

March 31, 2013, March 25, 2012, and March 27, 2011

NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2013

Total revenues	$20,182	$21,360	$15,025	$14,976
Gross profit (a)	3,420	4,695	2,044	1,623
Net income	2,006	2,845	1,062	1,555

Per share information
Net income (loss) per share
Basic (b)	$.46	$.65	$.24	$.35
Diluted (b)	$.44	$.62	$.23	$.34

Shares used in computation of net income per share
Basic (b)	4,368,000	4,407,000	4,414,000	4,411,000
Diluted (b)	4,531,000	4,604,000	4,612,000	4,603,000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2012

Total revenues	$17,897	$19,118	$14,800	$14,407
Gross profit (a)	2,680	3,948	2,011	1,624
Net income	1,596	2,269	1,211	1,082

Per share information
Net income (loss) per share
Basic (b)	$.31	$.45	$.24	$.24
Diluted (b)	$.31	$.44	$.24	$.23

Shares used in computation of net income per share
Basic (b)	5,078,000	5,025,000	4,964,000	4,559,000
Diluted (b)	5,201,000	5,163,000	5,113,000	4,720,000

(a)	Gross profit represents the difference between sales and cost of sales.
(b)
The sum of the quarters may not equal the full year per share amounts included in the accompanying consolidated statements of earnings due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 31, 2013, March 25, 2012 and March 27, 2011

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
Description	Balance at beginning of period	(1) Additions charged to costs and expenses	(2) Additions charged to other accounts		Deductions		Balance at end of period

Fifty-two weeks ended March 31, 2013

Allowance for doubtful accounts - accounts receivable	$138	$15	$5	(b)	$28	(a)	$130

Fifty-two weeks ended March 25, 2012

Allowance for doubtful accounts - accounts receivable	$62	$86	$-		$10	(a)	$138

Fifty-two weeks ended March 27, 2011

Allowance for doubtful accounts - accounts receivable	$415	$56	$12	(b)	$421	(a)	$62

(a)	Uncollectible amounts written off.
(b)	Uncollectible marketing fund contributions.