Form 10-Q
period 2013-06-30
NATHANS FAMOUS INC
filed 2013-08-09
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934
For the transition period from ____________ to ___________.

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

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer __	Accelerated filer X
Non-accelerated filer __	Smaller reporting company __
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

At August 9, 2013, an aggregate of 4,460,120 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and March 31, 2013

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ASSETS	June 30, 2013	March 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$14,085	$13,403
Marketable securities	11,399	12,307
Restricted cash (Note E)	5,949	5,874
Accounts and other receivables, net	9,795	6,917
Inventories	1,517	1,046
Prepaid expenses and other current assets	2,280	1,096
Deferred income taxes	345	345
Total current assets	45,370	40,988

Property and equipment, net	8,261	5,788
Long-term investment (Note H)	100	500
Goodwill	95	95
Intangible asset	1,353	1,353
Deferred income taxes	-	480
Other assets	461	458

	$55,640	$49,662

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,809	$2,991
Litigation accrual (Note M)	5,986	5,874
Accrued expenses and other current liabilities	3,781	4,320
Deferred franchise fees	350	278
Total current liabilities	13,926	13,463

Other liabilities	2,131	2,051
Deferred income taxes	701	-

Total liabilities	16,758	15,514

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,039,683 and 8,958,181 shares issued; and 4,460,120 and 4,378,618 shares outstanding at June 30, 2013 and March 31, 2013, respectively	90	90
Additional paid-in capital	55,948	54,491
Retained earnings	35,990	32,636
Accumulated other comprehensive income	252	329
	92,280	87,546
Treasury stock, at cost, 4,579,563 and 4,579,563 shares at June 30, 2013 and March 31, 2013, respectively.	(53,398)	(53,398)
Total stockholders’ equity	38,882	34,148

	$55,640	$49,662

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 30, 2013 and June 24, 2012

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2013	June 24, 2012

REVENUES
Sales	$16,880	$16,405
Franchise fees and royalties	1,347	1,430
License royalties	2,265	2,229
Interest income	91	100
Insurance gain (Note N)	2,801	-
Other income	17	18
Total revenues	23,401	20,182

COSTS AND EXPENSES
Cost of sales	13,405	12,985
Restaurant operating expenses	710	875
Depreciation and amortization	245	274
General and administrative expenses	3,002	2,625
Interest expense	112	112
Impairment charge – long-term investment (Note H)	400	-
Total costs and expenses	17,874	16,871

Earnings before provision for income taxes	5,527	3,311
Provision for income taxes	2,173	1,305
Net income	$3,354	$2,006

PER SHARE INFORMATION
Basic income per share:
Net income	$.76	$.46

Diluted income per share:
Net income	$.73	$.44

Weighted average shares used in computing income per share
Basic	4,415,000	4,368,000
Diluted	4,588,000	4,531,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thirteen weeks ended June 30, 2013 and June 24, 2012

(in thousands)

(Unaudited)

	June 30, 2013	June 24, 2012

Net income	$3,354	$2,006

Other comprehensive (loss) income, net of deferred income taxes:

Unrealized losses on available for sale securities	(77)	(29)

Other comprehensive (loss) income	(77)	(29)
Comprehensive income	$3,277	$1,977

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Thirteen weeks ended June 30, 2013

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, March 31, 2013	8,958,181	$90	$54,491	$32,636	$329	4,579,563	$(53,398)	$34,148

Shares issued in connection with the exercise of employee stock options	81,502	-	525					525

Withholding tax on net share settlement of exercise of employee stock options			(772)					(772)

Income tax benefit on stock option exercises			1,557					1,557

Share-based compensation			147					147

Unrealized loss on available for sale securities, net of deferred income tax benefit of ($50)					(77)			(77)

Net income	-	-	-	3,354	-	-	-	3,354
Balance, June 30, 2013	9,039,683	$90	$55,948	$35,990	$252	4,579,563	$(53,398)	$38,882

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 30, 2013 and June 24, 2012

(in thousands)

(Unaudited)

	June 30, 2013	June 24, 2012
Cash flows from operating activities:
Net income	$3,354	$2,006
Adjustments to reconcile net income to net cash provided by operating activities
Insurance gain	(2,801)	-
Impairment charge – long-term investment	400	-
Depreciation and amortization	245	274
Amortization of bond premium	31	31
Share-based compensation expense	147	56
Provision for doubtful accounts	11	24
Deferred income taxes	1,231	166
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,889)	(2,230)
Inventories	(471)	(286)
Prepaid expenses and other current assets	(1,184)	765
Other assets	(3)	-
Accrued litigation	112	112
Accounts payable, accrued expenses and other current liabilities	369	(336)
Deferred franchise fees	72	(21)
Other liabilities	80	24

Net cash (used in) provided by operating activities	(1,296)	585

Cash flows from investing activities:
Proceeds from sale and maturities of available for sale securities	750	2,000
Insurance proceeds received for property and equipment (Note M)	2,711	-
Purchase of property and equipment	(2,718)	(92)
Change in restricted cash	(75)	(112)

Net cash provided by investing activities	668	1,796

Cash flows from financing activities:
Income tax benefit on stock option exercises	1,557	247
Proceeds from exercise of stock options	525	214
Payments of withholding tax on net share settlement of employee stock options	(772)	(237)
Repurchase of treasury stock	-	-

Net cash provided by financing activities	1,310	224

Net increase in cash and cash equivalents	682	2,605

Cash and cash equivalents, beginning of year	13,403	6,029

Cash and cash equivalents, end of year	$14,085	$8,634

Cash paid during the year for:
Interest	$-	$-
Income taxes	$962	$23

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 30, 2013 and June 24, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013. There have been no changes to the Company’s significant accounting policies subsequent to March 31, 2013.

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

NOTE C – FAIR VALUE MEASUREMENTS

Nathan’s follows a three-level fair value hierarchy that prioritizes the inputs to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

●     Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

●     Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market, quoted prices in markets that are not active, or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

●     Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and March 31, 2013 based upon the valuation hierarchy (in thousands):

June 30, 2013	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$11,399	$-	$11,399
Total assets at fair value	$-	$11,399	$-	$11,399

March 31, 2013	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$12,307	$-	$12,307
Total assets at fair value	$-	$12,307	$-	$12,307

Nathan’s marketable securities, which consist primarily of municipal bonds, are not actively traded. The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

It was not practicable to estimate the fair value of the long-term investment representing 2.5% of the equity ownership of a privately-owned company; that investment is carried at its original cost, net of impairment charges, of $100,000 in the statement of financial position. At March 31, 2013, the total assets reported by the privately-owned company were $2,426,000, total equity was $1,817,000, total revenues for the quarter then-ended were $616,000 and net loss was $528,000.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 30, 2013, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At June 30, 2013 and March 31, 2013, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

June 30, 2013	$10,987	$412	$-	$11,399

March 31, 2013	$11,768	$539	$1	$12,307

The municipal bonds held at June 30, 2013, mature at various dates between July 2013 and October 2019. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

June 30, 2013	$11,399	$2,155	$8,026	$1,218	$-

The change in net unrealized losses on available-for-sale securities for the thirteen-week periods ended June 30, 2013 and June 24, 2012 of $77,000 and $29,000, respectively, which are net of deferred income tax benefit, of $50,000 and $20,000, respectively, have been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sales securities as of June 30, 2013 and March 31, 2013.

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

Nathan’s also entered into a Security Agreement with SMG (the “Security Agreement”), pursuant to which, Nathan’s granted SMG a security interest in the amounts on deposit in the Blocked Account at the Bank (the “Account”) in order to secure Nathan’s’ obligation to pay to the Judgment, together with post-judgment interest on such amount and costs incurred in connection with such amounts.

Pursuant to the Blocked Account Agreement, at June 30, 2013, Nathan’s had deposited a total of $5,949,000 into the Account which included an amount equal to the post-judgment interest (calculated at 9% per annum) and classified the amount of the Judgment along with the post-judgment interest as restricted cash in the accompanying balance sheet. Pursuant to the Blocked Account Agreement, Nathan’s had no right to withdraw amounts from the Account, until: (1) the Bank receives written notice from SMG (a “Release Notice”) that (a) the Judgment, plus all applicable post-judgment interest, has been satisfied, (b) the Judgment has been reversed or the Judgment has been vacated and the matter remanded and that any subsequent motions or appeals have been resolved, (c) Nathan’s and SMG have entered a fully-executed settlement agreement resolving the Judgment, or (d) SMG has withdrawn its “Disposition Notice” (as defined below) or (2) the Bank has received a Disposition Notice and has acted in accordance with the Disposition Notice.

SMG agreed to deliver a Release Notice to the Bank within five (5) business days following any of the events described in clauses (1), (a), (b) or (c) above, and is entitled to provide written notice (a “Disposition Notice”) to the Bank to distribute the amounts in the Account if either (i) the Judgment was affirmed and all appeals are exhausted, and the amount of the Judgment plus all applicable post-judgment interest was not satisfied by Nathan’s and paid to SMG within thirty (30) days of such affirmance or (ii) an Event of Default occurs under the Security Agreement. On July 24, 2013, $6,009,000, inclusive of all post-judgment interest, was withdrawn by SMG in full satisfaction of this matter.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 30,	March 31,
	2013	2013

Branded product sales	$5,200	$4,071
Franchise and license royalties	3,418	2,355
Other	1,318	621
	9,936	7,047
Less: allowance for doubtful accounts	141	130
Accounts and other receivables, net	$9,795	$6,917

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

Changes in the Company’s allowance for doubtful accounts for the thirteen-week period ended June 30, 2013 and the fiscal year ended March 31, 2013 are as follows (in thousands):

	June 30, 2013	March 31, 2013

Beginning balance	$130	$138
Bad debt expense	11	15
Charges to other accounts	-	5
Accounts written off	(-)	(28)
Ending balance	$141	$130

NOTE G -- SALES

The Company's sales for the thirteen weeks ended June 30, 2013 and June 24, 2012 are as follows (in thousands):

	Thirteen weeks ended
	June 30, 2013	June 24, 2012

Branded Products	$13,141	$11,806
Company-operated restaurants	3,726	4,588
Other	13	11
Total Sales	$16,880	$16,405

NOTE H – LONG-TERM INVESTMENT

In September 2012, Nathan’s purchased 351,550 shares of Series A Preferred Stock in a privately-owned corporation for $500,000. Nathan’s investment currently represents a 2.5% equity ownership in the entity and Nathan’s does not have the ability to exercise significant influence over the investee. The shares have voting rights on the same basis as the common shareholders and have certain dividend rights, if declared. Nathan’s accounts for this investment pursuant to the cost method and recognizes dividends distributed by the investee as income to the extent that dividends are distributed from net accumulated earnings of the investee. There were no dividends declared by the investee during the thirteen week period ended June 30, 2013. Each reporting period, management reviews the carrying value of this investment based upon the financial information provided by the investment’s management and considers whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other-than-temporary impairment in value has occurred. We are required to recognize an impairment on the investment if such impairment is considered to be other-than-temporary. We have performed our evaluation of whether indicators of impairment existed, and determined that an other-than-temporary impairment has occurred and recorded an impairment charge of $400,000 on this investment during the thirteen week period ended June 30, 2013.

NOTE I – INCOME PER SHARE

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen-week periods ended June 30, 2013 and June 24, 2012, respectively.

Thirteen weeks
	Net Income		Number of Shares		Net Income Per Share
	2013	2012	2013	2012	2013	2012
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,354	$2,006	4,415	4,368	$0.76	$0.46
Effect of dilutive employee stock options	-	-	173	163	(0.03)	(0.02)
Diluted EPS
Diluted calculation	$3,354	$2,006	4,588	4,531	$0.73	$0.44

There were no options to purchase shares of common stock for the thirteen week periods ended June 30, 2013 and June 24, 2012 that were excluded from the computation of diluted earnings per share.

NOTE J – INCOME TAXES

The income tax provisions for the thirteen-week periods ended June 30, 2013 and June 24, 2012 reflect effective tax rates of 39.3% and 38.5%, respectively, which have been reduced from statutory rates by 0.7% and 1.2%, respectively, for the differing effects of tax exempt interest income.

The amount of unrecognized tax benefits at June 30, 2013 was $303,000, all of which would impact Nathan’s effective tax rate, if recognized. As of June 30, 2013, Nathan’s had $347,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the fiscal year ending March 30, 2014, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is possible the amount of unrecognized tax benefits, including the related accrued interest and penalties, could be reduced by up to $67,000, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 30, 2014 will be in the range of approximately 39.0% to 41.0%. The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

NOTE K – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 30, 2013 and June 24, 2012 was $147,000 and $56,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of June 30, 2013, there was $2,650,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately two years and six months, which represents the weighted average remaining requisite service periods for such awards

On September 14, 2010, the Company adopted the 2010 Stock Incentive Plan (“the 2010 Plan”) which provides for the issuance of up to 150,000 shares pursuant to the 2010 Plan together with 171,000 shares that had not been issued under the 2001 Stock Option Plan (the “2001 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”) plus any shares subject to any outstanding options or restricted stock grants under the 2001 Plan and the 2002 Plan that subsequently expire unexercised or are otherwise forfeited up to a maximum of an additional 100,000 shares.

During the thirteen weeks ended June 30, 2013, the Company granted 25,000 shares of restricted stock at a fair value of $49.80 per share representing the closing price on the date of grant, which will be fully vested five years from the date of grant. The restrictions on the shares lapse ratably over a five-year period as follows: 5,000 shares on June 4, 2014, 5,000 shares on June 4, 2015, 5,000 shares on June 4, 2016, 5,000 shares on June 4, 2017 and 5,000 shares on June 4, 2018. The compensation expense related to this restricted stock award is expected to be $1,245,000 and will be recognized, commencing on the grant date, over the next five years.

There were no share-based awards granted during the thirteen-week period ended June 24, 2012.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended
	June 30, 2013	June 24, 2012

Stock options	$56	$56
Restricted stock	91	-
Total compensation cost	$147	$56

Stock options outstanding:

Transactions with respect to stock options for the thirteen weeks ended June 30, 2013 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 31, 2013	429,500	$13.29	2.73	$12,437,000

Granted	-	-	-	-
Expired	-	-	-	-
Exercised	(107,500)	$9.66	-	-

Options outstanding at June 30, 2013	322,000	$14.51	2.72	$12,153,000

Options exercisable at June 30, 2013	233,250	$13.27	2.63	$9,091,000

Restricted stock:

Transactions with respect to restricted stock for the thirteen weeks ended June 30, 2013 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 31, 2013	40,000	$29.29

Granted	25,000	$49.80
Vested	(-)	-

Unvested restricted stock at June 30, 2013	65,000	$37.18

NOTE L – STOCKHOLDERS’ EQUITY

During the period from October 2001 through June 30, 2013, Nathan’s purchased a total of 4,579,563 shares of its common stock at a cost of approximately $53,398,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirteen-week period ended June 30, 2013, we did not repurchase any shares.

On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase. After giving effect to this increase, an aggregate of 319,396 shares can still be purchased under Nathan’s existing stock buy-back program, as of June 30, 2013.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

On June 5, 2013, Nathan’s extended its expiring stockholder rights plan until June 16, 2013, at which time it expired in accordance with its terms, thereby terminating the then-existing rights issued in connection therewith. On June 5, 2013, Nathan’s adopted a new stockholder rights plan (the “2013 Rights Plan”) under which all stockholders of record as of June 17, 2013 received rights to purchase shares of common stock (the “2013 Rights”).

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

The Company’s Board of Directors may redeem the 2013 Rights prior to the time they are triggered. Upon adoption of the 2013 Rights Plan, the Company initially reserved 10,188,600 shares of common stock for issuance upon exercise of the 2013 Rights. The 2013 Rights will expire on June 17, 2018 unless earlier redeemed or exchanged by the Company.

At June 30, 2013, the Company has reserved 9,886,354 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

NOTE M - COMMITMENTS AND CONTINGENCIES

1. Commitments

At March 31, 2013, Nathan’s had open purchase commitments for hot dogs at a total cost of $5,000,000 which was expected to be purchased between April and June 2013. At June 30, 2013, $190,000 remained to be purchased. The hot dogs to be purchased represented approximately 50% of Nathan’s usage during the period. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

At March 31, 2013, Nathan’s had open construction contracts of approximately $2,000,000 in connection with the rebuilding of the Coney Island restaurant. At June 30, 2013, the construction had been completed and all of these contracts had been paid or have been accrued to be paid.

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

The Company has also been involved in the following legal proceeding:

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

Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011. Nathan’s filed a reply brief on November 14, 2011. On December 11, 2012, the Court heard oral arguments. On January 25, 2013, the Appellate Court affirmed the trial court’s ruling. On February 15, 2013, Nathan’s filed a Petition for Re-hearing which was denied on February 27, 2013. On April 3, 2013, Nathan’s filed a Petition for Leave to Appeal with the Illinois Supreme Court. Subsequently, we were advised that the Illinois Supreme Court denied the Petition for Leave of Appeal. On July 24, 2013, $6,009,000, inclusive of all post-judgment interest, was withdrawn by SMG from the blocked account, in full satisfaction of this matter.

3. Guaranty

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Guaranty”) in connection with its re-franchising of a restaurant located in West Nyack, New York. The Guaranty could be called upon in the event of a default by the tenant/franchisee. The Guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs. We have recorded a liability of approximately $228,200 in connection with the Guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time. In connection with Nathan’s franchise agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty. To date, Nathan’s has not been required to make any payments pursuant to the Guaranty.

NOTE N – SUPERSTORM SANDY

On October 29, 2012, Superstorm Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. Seventy-eight franchised restaurants, including 18 Branded Menu locations, were closed for varying periods of time, one of which remain closed. Our flagship Coney Island restaurant and our Coney Island Boardwalk restaurant remained closed as a result of the storm. Our Company-owned restaurant in Oceanside, New York was closed for approximately two weeks. The Coney Island Boardwalk restaurant sustained minor damage and re-opened on March 18, 2013. The Coney Island restaurant incurred significant damage and was re-opened on May 20, 2013. As a result of these damages, through March 31, 2013, the Company has incurred actual losses of approximately $1,340,000, inclusive of amounts written off of $449,000 related to destroyed or damaged property and equipment and $42,000 of unsalable inventories.

As of June 30, 2013, the Company settled the property damage claim with its insurers and received payments of approximately $3.4 million, net of fees, from our insurer and used these proceeds towards the rebuilding of the restaurant. In connection with the settlement of the property and casualty loss, the Company recognized a gain of approximately $2.8 million during the quarter ended June 30, 2013.

We believe that we maintain adequate insurance coverage under our business interruption insurance policy to recover lost profits and ongoing costs incurred during the period of closure. As of June 30, 2013, the Company has recorded approximately $745,000 for reimbursable on-going business expenses incurred while the restaurant was closed and is included in accounts and other receivables in the accompanying balance sheet as the realization of the claim for loss recovery has been deemed to be probable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the continued impact of Hurricane Sandy and the draught in the Midwest which has caused an increase in corn pricing), legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of a new supply agreement for hot dogs with John Morrell & Co. and the termination in 2014 of our existing hot dog supply agreement with SMG; the ability to continue to attract franchisees; no material increases in the minimum wage; our ability to attract competent restaurant and managerial personnel; and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE; as well as those risks discussed from time to time in this Form 10-K annual report for the year ended March 31, 2013, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

In addition to plans for expansion through our Branded Product Program, franchising and licensing, Nathan’s continues to seek to co-brand within its restaurant system. Nathan’s is also the owner of the Arthur Treacher’s brand. At June 30, 2013, the Arthur Treacher’s brand was being sold within 53 Nathan’s restaurants.

At June 30, 2013, our restaurant system consisted of 310 Nathan’s franchised units, including 131 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 28 states, the Cayman Islands and nine foreign countries. At June 24, 2012, our restaurant system consisted of 307 Nathan’s franchised units, including 127 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 26 states, the Cayman Islands and seven foreign countries.

As described in our Annual Report on Form 10-K for the year ended March 31, 2013, our future results could be impacted by many developments including that the terms of our next primary license agreement for hot dogs may be more favorable, although there can be no assurance thereof, than our agreement with SMG which is scheduled to expire on February 28, 2014. In addition, our future operating results could be impacted by the record high corn prices, as a result of the drought in the Midwest, which could significantly increase the cost of beef.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 31, 2013, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). Since March 31, 2013, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

Recently Issued Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting pronouncements that have not yet been adopted that are expected, when adopted, to have a material impact on the consolidated financial statements or notes thereto.

Results of Operations

Thirteen weeks ended June 30, 2013 compared to thirteen weeks ended June 24, 2012

Revenues

Total sales increased by 2.9% to $16,880,000 for the thirteen weeks ended June 30, 2013 (“fiscal 2014 period”) as compared to $16,405,000 for the thirteen weeks ended June 24, 2012 (“fiscal 2013 period”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 11.3% to $13,141,000 for the fiscal 2014 period as compared to sales of $11,806,000 in the fiscal 2013 period. This increase was primarily attributable to a 10.5% increase in the volume of products ordered and the impact of a slight shift in the sales mix of products sold as compared to the fiscal 2013 period. Total Company-owned restaurant sales decreased by $862,000 to $3,726,000 during the fiscal 2014 period compared to $4,588,000 during the fiscal 2013 period. This decrease was primarily attributed to the sales decline at our Flagship Coney Island restaurant which operated for approximately 5 weeks during the fiscal 2014 period as compared to 13 weeks during the fiscal 2013. Additionally, our Yonkers restaurant, which has been closed for redevelopment since December 2012, negatively impacted our sales results. The comparative sales impact from both restaurants due to the closed periods was approximately $1,400,000. Since reopening, sales at our Flagship Coney Island restaurant for the last five weeks of the fiscal 2014 period were approximately 19% higher than the last five weeks of the fiscal 2013 period. Sales during the fiscal 2014 period at our seasonal Boardwalk restaurant in Coney Island were approximately 35% higher than the fiscal 2013 period, although there can be no assurance as to the continuation of these trends.

Franchise fees and royalties were $1,347,000 in the fiscal 2014 period as compared to $1,430,000 in the fiscal 2013 period. Total royalties were $1,257,000 in the fiscal 2014 period as compared to $1,281,000 in the fiscal 2013 period. Royalties earned under the Branded Menu program were $252,000 in the fiscal 2014 period as compared to $241,000 in the fiscal 2013 period due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $1,005,000 in the fiscal 2014 period as compared to $1,040,000 in the fiscal 2013 period. Franchise restaurant sales decreased to $22,590,000 in the fiscal 2014 period as compared to $23,377,000 in the fiscal 2013 period primarily due to the decline in sales at our comparable restaurants. Comparable domestic franchise sales (consisting of 124 Nathan’s outlets, excluding sales under the Branded Menu Program) were $17,404,000 in the fiscal 2014 period as compared to $17,676,000 in the fiscal 2013 period, a decrease of 1.5%.

At June 30, 2013, 310 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 307 domestic and international franchised or Branded Menu Program franchise outlets at June 24, 2012. Total franchise fee income was $90,000 in the fiscal 2014 period compared to $149,000 in the fiscal 2013 period, including a $30,000 cancellation fee. Domestic franchise fee income was $85,000 in the fiscal 2014 period compared to $133,000 in the fiscal 2013 period. International franchise fee income was $5,000 in the fiscal 2014 period, compared to $16,000 during the fiscal 2013 period. During the fiscal 2014 period, eight new franchised outlets opened, including our first location in Moscow and four Branded Menu Program outlets. During the fiscal 2013 period, 13 new franchised outlets opened, including eight Branded Menu Program outlets.

License royalties were $2,265,000 in the fiscal 2014 period as compared to $2,229,000 in the fiscal 2013 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 4.3% to $1,881,000 from $1,803,000 in the fiscal 2014 period. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $1,466,000 during the fiscal 2014 period as compared to $1,465,000 during the fiscal 2013 period. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club, were $415,000 during the fiscal 2014 period as compared to $338,000 during the fiscal 2013 period. This increase is due primarily to the effect of the royalty concession on sales to Sam’s Club during the fiscal 2013 period partly offset by reduced sales to foodservice. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $42,000, during the fiscal 2014 period, as compared to the fiscal 2013 period.

Interest income was $91,000 in the fiscal 2014 period as compared to $100,000 in the fiscal 2013 period, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

Insurance gain of $2,801,000 during the fiscal 2014 period represents the difference between insurance proceeds received and the historical net book value of assets destroyed at our Flagship Coney Island restaurant and demolition costs resulting from Superstorm Sandy (See note M).

Other income of $17,000 in the fiscal 2014 period as compared to $18,000 in the fiscal 2013 period relates primarily to a sublease of a non-franchised restaurant.

Costs and Expenses

Overall, our cost of sales increased by $420,000 to $13,405,000 in the fiscal 2014 period as compared to $12,985,000 in the fiscal 2013 period. Our gross profit (representing the difference between sales and cost of sales) was $3,475,000 or 20.6% of sales during the fiscal 2014 period as compared to $3,420,000 or 20.8% of sales during the fiscal 2013 period. The margin decline was primarily due to the impact of lower sales at the Company-operated restaurants, as discussed previously, which was partly offset by a slightly lower average cost per pound of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $932,000 during the fiscal 2014 period as compared to the fiscal 2013 period, primarily as a result of the higher sales volume was partly offset by the approximately 0.5% decreased average cost per pound of our hot dogs. During the fiscal 2014 period, the market price of hot dogs was approximately 2.8% higher than during the fiscal 2013 period. During the fiscal 2014 period, our purchase commitments yielded savings of approximately $191,000. During the fiscal 2013 period, our purchase commitments to acquire hot dogs increased cost by approximately $141,000 due primarily to the unexpected decline in the market cost of one of the beef components during the fiscal 2013. During the fiscal 2014 period approximately 49.9% of our product was purchased pursuant to our purchase commitment as compared to approximately 40.4% during the fiscal 2013 period. The purchase commitments lowered our costs by approximately $0.039 per pound during the fiscal 2014 period and increased our costs by approximately $0.032 per pound during the fiscal 2013 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2014 period was $2,063,000 or 55.4% of restaurant sales, as compared to $2,575,000 or 56.1% of restaurant sales in the fiscal 2013 period.

Restaurant operating expenses were $710,000 in the fiscal 2014 period as compared to $875,000 in the fiscal 2013 period. The decline in restaurant operating costs was primarily due to the closure of the Coney Island restaurant for eight weeks of the fiscal 2014 period and the Yonkers restaurant during the entire fiscal 2014 period. Nathan’s expects the fixed costs at the Flagship Coney Island restaurant will be recovered pursuant to Nathan’s business interruption insurance. We have also incurred higher percentage rent on the increased sales at the Boardwalk location. Utility costs at the three units that operated throughout the fiscal 2014 and 2013 periods increased by approximately 23% during the fiscal 2014 period as compared to the fiscal 2013 period. We continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $245,000 in the fiscal 2014 period as compared to $274,000 in the fiscal 2013 period. This decrease is primarily attributable to the reduced depreciation at the Coney Island and Yonkers restaurants while closed. We expect to incur higher depreciation of approximately $180,000 per annum in connection with our redevelopment of the Coney Island restaurant.

General and administrative expenses increased by $377,000 or 14.2% to $3,002,000 in the fiscal 2014 period as compared to $2,625,000 in the fiscal 2013 period. The increase in general and administrative expenses was primarily due to increased compensation costs, including stock-based compensation and payroll related taxes of $343,000 and professional fees of $29,000, partially offset by lower bad debts of $13,000.

Interest expense of $112,000 in the fiscal 2014 and fiscal 2013 periods represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. On July 24, 2013, we satisfied the judgment and will record additional interest of approximately $23,000 during July 2013, in full settlement of this matter.

The Company recognized an other-than-temporary impairment charge on its long-term investment of $400,000 in the fiscal 2014 period based on management’s assessment of the future recoverability of the investment.

Provision for Income Taxes

In the fiscal 2014 period, the income tax provision was $2,173,000 or 39.3% of earnings before income taxes as compared to $1,305,000 or 39.4% of income before income taxes in the fiscal 2013 period. Nathan’s effective tax rate was reduced by 0.7% during the fiscal 2014 period and reduced by 1.2% during the fiscal 2013 period, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.0% for the fiscal 2014 period and 40.6% for the fiscal 2013 period. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $67,000 during the remainder of fiscal 2014.

Off-Balance Sheet Arrangements

At March 31, 2013, Nathan’s had open purchase commitments for hot dogs at a total cost of $5,000,000 for purchase between April and June 2013. The hot dogs purchased represented approximately 49.9% of Nathan’s actual usage during the fiscal 2014 period. At June 30, 2013, approximately $190,000 of the purchase commitment remained to be purchased. Nathan’s has not entered into any new purchase commitments during the fiscal 2014 period. However, Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2013 aggregated $14,085,000, a $682,000 increase during the fiscal 2014 period. At June 30, 2013, marketable securities were $11,399,000 compared to $12,307,000 at March 31, 2013 and net working capital increased to $31,444,000 from $27,525,000 at March 31, 2013.

Cash used by operations of $1,296,000 in the fiscal 2014 period is primarily attributable to net income of $3,354,000 which was reduced by other non-cash operating items of $(736,000). Changes in Nathan’s operating assets and liabilities decreased cash by $3,914,000, primarily resulting from increased accounts and other receivables, net of $2,889,000, higher prepaid expenses of $1,184,000 and increased inventories of $471,000 partly offset by increased accrued litigation, other liabilities and deferred franchise fees totaling $633,000. The increase in accounts and other receivables is primarily due to the normal seasonal increases of Branded Product Program sales, increased license royalties due from SMG, and increased operating costs from our Coney Island restaurant that are expected to be reimbursed pursuant to our business interruption policy. The increase in prepaid expenses primarily relates to the fiscal 2014 period estimated income tax payments, which were partly offset by the utilization of various prepaid expenses including marketing, insurance and rents.

Cash provided by investing activities was $668,000 in the fiscal 2014 period. We received cash proceeds of $2,711,000 for the settlement of our property claim for the damage incurred primarily at our Flagship Coney Island restaurant and $750,000 from the redemption of maturing available-for-sale securities. We incurred capital expenditures of $2,718,000 primarily in connection with the rebuilding of our Flagship Coney island restaurant and our Branded Product Program. We funded $75,000 of interest into the restricted cash account, through June 30th, the date on which we satisfied the judgment of the SMG damages award. We estimate that we will invest approximately $1,200,000 in connection with the redevelopment of our Yonkers restaurant this year.

Cash provided by financing activities of $1,310,000 in the fiscal 2014 period relates to the expected realization of the tax benefits associated with employee stock option exercises of $1,557,000 and proceeds from the exercise of employee stock options of $525,000 which were reduced by $772,000 for the payment of withholding tax on the net share settlement exercise of employee stock options. The Company has not purchased any of its stock during the fiscal 2014 period.

During the period from October 2001 through June 30, 2013, Nathan’s purchased a total of 4,579,563 shares of its common stock at a cost of approximately $53,398,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase. As of June 30, 2013, the Company had repurchased 480,604 shares at a cost of $9,792,000 under the sixth stock repurchase plan.

Currently, an aggregate of 319,396 shares can still be purchased under Nathan’s existing stock buy-back program, as of June 30, 2013. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at June 30, 2013 aggregating $14,085,000, and marketable securities of $11,399,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. We may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan. Since March 26, 2007, to date, we have repurchased 2,688,463 shares at a total cost of approximately $46,240,000, reducing the number of shares then-outstanding by 44.7%.

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

At June 30, 2013, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

			Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$4,719	$1,415	$1,804	$900	$600
Purchase Commitment (a)	190	190	-	-	-
Operating Leases (b)	17,570	1,731	3,405	3,397	9,037
Gross Cash Contractual Obligations	22,479	3,336	5,209	4,297	9,637
Sublease Income	3,342	397	636	515	1,794
Net Cash Contractual Obligations	$19,137	$2,939	$4,573	$3,782	$7,843

a)	At June 30, 2013 Nathan’s had the remainder of an outstanding purchase commitment to acquire hot dogs at a total cost of $190,000.

b)

Nathan’s terminated its lease for the Yonkers restaurant which closed on November 25, 2012 and entered a new lease for a new restaurant in the same area. We expect that the new Yonkers restaurant will commence operations in December 2013.

c)

At June 30, 2013, the Company had unrecognized tax benefits of $303,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $34,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not possible.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. Beginning in January 2010, the cost of hot dogs has continued to increase until the summer of 2012, when the market price of “fresh 50’s” unexpectedly dropped significantly. Since then, the cost of this product has rebounded to its normal range. The market price of hot dogs during the fiscal 2014 period was approximately 2.8% higher that the fiscal 2013 period. The fiscal 2013 price of hot dogs was approximately 0.01% higher than fiscal 2012. These increases are in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2014. In addition, beef prices could further increase due to the record high corn prices, as a result of the lingering effect of the drought in the Midwest during 2012. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and increased insurance costs resulting from the hardening of the insurance markets.

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

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. On March 29, 2013, Governor Cuomo of New York signed legislation to increase in New York’s minimum wage to $9.00 per hour by December 31, 2015. The minimum wage increases to $8.00, $8.75 and $9.00 per hour will take effect on December 31, 2013, December 31, 2014 and December 31, 2015, respectively. In his State of the Union Address on February 12, 2013, President Obama called on Congress to raise the Federal Minimum wage to $9.00 per hour. Several proposals to raise the federal minimum wage have been proposed in Congress as well as in a number of other states. Governor Chris Christie of New Jersey conditionally vetoed a bill passed by the New Jersey General Assembly which would have increased New Jersey’s minimum wage to $8.50 per hour from its current rate of $7.25 per hour, while also tying future increases to the CPI. On November 5, 2013, the New Jersey Minimum Wage Increase Amendment will be voted on in the general election. Effective January 1, 2013, ten states have increased their minimum wage up to a low of $7.35 to a high of $9.19. In addition, there have been recent protests in New York and other municipalities relating to compensation at fast food restaurants. Although we only operate five Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees.

Continued increases in labor, food and other operating expenses, including health care, could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in this Form 10-Q and our Form 10-K for our fiscal year ended March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 30, 2013, Nathan’s cash and cash equivalents aggregated $14,085,000. Earnings on this amount of cash and cash equivalents would increase or decrease by approximately $35,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 30, 2013, the market value of Nathan’s marketable securities aggregated $11,399,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value. As additional notes mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $28,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 30, 2013 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$11,438	$11,437	$11,424	$11,399	$11,376	$11,353	$11,331

Borrowings

At June 30, 2013, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. Beginning in January 2010, the cost of hot dogs has continued to increase until the summer of 2012, when the market price of “fresh 50’s” unexpectedly dropped significantly. Since then, the cost of this product has rebounded to its normal range. The market price of hot dogs during the fiscal 2014 period was approximately 2.8% higher that the fiscal 2013 period. The fiscal 2013 price of hot dogs was approximately 0.01% higher than fiscal 2012. These increases are in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We have attempted to enter into purchase commitments for hot dogs from time to time in order to reduce the impact of increasing market prices. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 30, 2013 would have increased or decreased our cost of sales by approximately $1,175,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011. Nathan’s filed a reply brief on November 14, 2011. On December 11, 2012, the Court heard oral arguments. On January 25, 2013, the Appellate Court affirmed the trial court’s ruling. On February 15, 2013, Nathan’s filed a Petition for Re-hearing which was denied on February 27, 2013. On April 3, 2013, Nathan’s filed a Petition for Leave to Appeal with the Illinois Supreme Court. Subsequently, we were advised that the Illinois Supreme Court denied the Petition for Leave of Appeal. On July 24, 2013, $6,009,000, inclusive of all post-judgment interest, was withdrawn by SMG from the blocked account, in full satisfaction of this matter.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any shares during the thirteen-week period ended June 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 9, 2013	By: /s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	By: /s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

 Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.