Form 10-Q
period 2013-09-29
NATHANS FAMOUS INC
filed 2013-11-08
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 29, 2013.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the transition period from to .

 Commission file number 0-3189

NATHAN'S FAMOUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 8, 2013, an aggregate of 4,470,120 shares of the registrant's common stock, par value of $.01, were outstanding.

1

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 29, 2013 and March 31, 2013

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	September 29, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,144	$13,403
Marketable securities	11,055	12,307
Restricted cash (Note E)	-	5,874
Accounts and other receivables, net	8,996	6,917
Inventories	1,151	1,046
Prepaid expenses and other current assets	911	1,096
Deferred income taxes	345	345
Total current assets	41,602	40,988

Property and equipment, net	8,668	5,788
Long-term investment (Note H)	100	500
Goodwill	95	95
Intangible asset	1,353	1,353
Deferred income taxes	-	480
Other assets	463	458

	$52,281	$49,662

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,414	$2,991
Litigation accrual (Note M)	-	5,874
Accrued expenses and other current liabilities	4,196	4,320
Deferred franchise fees	355	278
Total current liabilities	7,965	13,463

Other liabilities	2,015	2,051
Deferred income taxes	605	-

Total liabilities	10,585	15,514

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,039,683 and 8,958,181 shares issued; and 4,460,120 and 4,378,618 shares outstanding at September 29, 2013 and March 31, 2013, respectively	90	90
Additional paid-in capital	56,144	54,491
Retained earnings	38,638	32,636
Accumulated other comprehensive income	222	329
	95,094	87,546
Treasury stock, at cost, 4,579,563 and 4,579,563 shares at September 29, 2013 and March 31, 2013, respectively.	(53,398)	(53,398)
Total stockholders’ equity	41,696	34,148

	$52,281	$49,662

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and twenty-six weeks ended September 29, 2013 and September 23, 2012

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012

REVENUES
Sales	$19,887	$17,608	$36,767	$34,013
Franchise fees and royalties	1,516	1,508	2,863	2,938
License royalties	2,151	2,122	4,416	4,351
Interest income	87	100	178	200
Insurance gain (Note N)	-	-	2,801	-
Other income	21	22	38	40
Total revenues	23,662	21,360	47,063	41,542

COSTS AND EXPENSES
Cost of sales	15,374	12,913	28,779	25,898
Restaurant operating expenses	981	1,053	1,691	1,928
Depreciation and amortization	294	267	539	541
General and administrative expenses	2,619	2,296	5,621	4,921
Interest expense	23	109	135	221
Impairment charge – long-term investment (Note H)	-	-	400	-

Total costs and expenses	19,291	16,638	37,165	33,509

Earnings before provision for income taxes	4,371	4,722	9,898	8,033
Provision for income taxes	1,723	1,877	3,896	3,182
Net income	$2,648	$2,845	$6,002	$4,851

PER SHARE INFORMATION
Basic income per share:
Net income	$.59	$.65	$1.35	$1.11

Diluted income per share:
Net income	$.57	$.62	$1.30	$1.06

Weighted average shares used in computing income per share
Basic	4,460,000	4,407,000	4,437,000	4,387,000
Diluted	4,625,000	4,604,000	4,603,000	4,568,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thirteen and twenty-six weeks ended September 29, 2013 and September 23, 2012

(in thousands)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

Net income	$2,648	$2,845	$6,002	$4,851

Other comprehensive (loss) income, net of deferred income taxes:

Unrealized losses on available for sale securities	(30)	(35)	(107)	(64)

Other comprehensive loss	(30)	(35)	(107)	(64)
Comprehensive income	$2,618	$2,810	$5,895	$4,787

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Twenty-six weeks ended September 29, 2013

(in thousands, except share amounts)

(Unaudited)

			Additional		Accumulated Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, March 31, 2013	8,958,181	$90	$54,491	$32,636	$329	4,579,563	$(53,398)	$34,148

Shares issued in connection with the exercise of employee stock options	81,502	-	525					525

Withholding tax on net share settlement of exercise of employee stock options			(772)					(772)

Income tax benefit on stock option exercises			1,562					1,562

Share-based compensation			338					338

Unrealized loss on available for sale securities, net of deferred income tax benefit of ($71)					(107)			(107)

Net income	-	-	-	6,002	-	-	-	6,002
Balance, September 29, 2013	9,039,683	$90	$56,144	$38,638	$222	4,579,563	$(53,398)	$41,696

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 29, 2013 and September 23, 2012

(in thousands)

(Unaudited)

	September 29, 2013	September 23, 2012
Cash flows from operating activities:
Net income	$6,002	$4,851
Adjustments to reconcile net income to net cash provided by operating activities
Insurance gain (Note N)	(2,801)	-
Impairment charge – long-term investment	400	-
Depreciation and amortization	539	541
Amortization of bond premium	63	60
Share-based compensation expense	338	112
Provision for doubtful accounts	13	25
Deferred income taxes	1,156	166
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,092)	(765)
Inventories	(105)	103
Prepaid expenses and other current assets	185	926
Other assets	(5)	3
Accrued litigation (Note M.2)	(5,874)	223
Accounts payable, accrued expenses and other current liabilities	389	(1,496)
Deferred franchise fees	77	(8)
Other liabilities	(36)	129

Net cash (used in) provided by operating activities	(1,751)	4,870

Cash flows from investing activities:
Proceeds from sale and maturities of available for sale securities	1,890	2,000
Insurance proceeds received for property and equipment (Note N)	2,711	-
Purchase of available for sale securities	(879)	-
Purchase of long-term investment	-	(500)
Purchase of property and equipment	(3,419)	(274)
Litigation settlement (Note M.2)	6,009	-
Change in restricted cash (Note M.2)	(135)	(223)

Net cash provided by investing activities	6,177	1,003

Cash flows from financing activities:
Income tax benefit on stock option exercises	1,562	322
Proceeds from exercise of stock options	525	388
Payments of withholding tax on net share settlement of employee stock options	(772)	(237)

Net cash provided by financing activities	1,315	473

Net increase in cash and cash equivalents	5,741	6,346

Cash and cash equivalents, beginning of year	13,403	6,029

Cash and cash equivalents, end of year	$19,144	$12,375

Cash paid during the year for:
Interest	$-	$-
Income taxes	$1,229	$1,704

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 29, 2013 and September 23, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

NOTE C – FAIR VALUE MEASUREMENTS

Nathan’s follows a three-level fair value hierarchy that prioritizes the inputs to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

●     Level 1 - inputs to the valuation methodology are quoted prices for an identical asset or liability in an active market

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 29, 2013 and March 31, 2013 based upon the valuation hierarchy (in thousands):

September 29, 2013	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$11,055	$-	$11,055

Total assets at fair value	$-	$11,055	$-	$11,055

March 31, 2013	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$12,307	$-	$12,307

Total assets at fair value	$-	$12,307	$-	$12,307

Nathan’s marketable securities, which consist primarily of municipal bonds, are not actively traded. The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

It was not practicable to estimate the fair value of the long-term investment representing 2.5% of the equity ownership of a privately-owned company; that investment is carried at its original cost, net of impairment charges, of $100,000 in the statement of financial position. At June 30, 2013, the total assets reported by the privately-owned company were $1,734,000, total equity was $289,000, total revenues for the quarter then-ended were $297,000 and net loss was $1,456,000.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 29, 2013, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At September 29, 2013 and March 31, 2013, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

September 29, 2013	$10,694	$361	$-	$11,055

March 31, 2013	$11,768	$539	$1	$12,307

The municipal bonds held at September 29, 2013, mature at various dates between November 2013 and October 2019. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

September 29, 2013	$11,055	$4,459	$5,394	$1,202	$-

The net unrealized losses on available-for-sale securities for the thirteen-week periods ended September 29, 2013 and September 23, 2012 of $30,000 and $35,000, respectively, net of deferred income tax benefit, of $21,000 and $20,000, respectively, have been included as a component of comprehensive income. The net unrealized losses on available-for-sale securities for the twenty-six week periods ended September 29, 2013 and September 23, 2012 of $107,000 and $64,000, respectively, net of deferred income tax benefit, of $71,000 and $40,000, respectively, have been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sales securities as of September 29, 2013 and March 31, 2013.

NOTE E – RESTRICTED CASH

We were engaged in litigation with SMG, Inc. (“SMG”, as further described in Note M.2) related to a License Agreement with SMG dated as of February 28, 1994, as amended (the “License Agreement”) and, in connection with that litigation, damages of $4,910,000 inclusive of pre-judgment interest, were assessed against Nathan’s (the “Judgment”). Nathan’s appealed both of the court’s findings with respect to SMG’s claims relating to the sale of Nathan’s proprietary seasonings to SMG and the amount of the Judgment (See Note M.2).

In connection with this appeal, Nathan’s was required to provide security for the damages, and entered into a Blocked Deposit Account Control Agreement (“Blocked Account Agreement”) with SMG and Citibank, N.A. (the “Bank”).

Nathan’s also entered into a Security Agreement with SMG (the “Security Agreement”), pursuant to which, Nathan’s granted SMG a security interest in the amounts on deposit in the Blocked Account at the Bank (the “Account”) in order to secure Nathan’s’ obligation to pay to the Judgment, together with post-judgment interest on such amount and costs incurred in connection with such amounts.

Pursuant to the Blocked Account Agreement, Nathan’s had deposited a total of $6,009,000 into the Account which included an amount equal to the post-judgment interest (calculated at 9% per annum) and classified the amount of the Judgment along with the post-judgment interest as restricted cash in the accompanying balance sheet. Pursuant to the Blocked Account Agreement, Nathan’s had no right to withdraw amounts from the Account, until: (1) the Bank received written notice from SMG (a “Release Notice”) that (a) the Judgment, plus all applicable post-judgment interest, had been satisfied, (b) the Judgment has been reversed or the Judgment has been vacated and the matter remanded and that any subsequent motions or appeals have been resolved, (c) Nathan’s and SMG entered a fully-executed settlement agreement resolving the Judgment, or (d) SMG withdrew “Disposition Notice” (as defined below) or (2) the Bank has received a Disposition Notice and has acted in accordance with the Disposition Notice.

SMG agreed to deliver a Release Notice to the Bank within five (5) business days following any of the events described in clauses (1), (a), (b) or (c) above, and was entitled to provide written notice (a “Disposition Notice”) to the Bank to distribute the amounts in the Account if either (i) the Judgment was affirmed and all appeals are exhausted, and the amount of the Judgment plus all applicable post-judgment interest was not satisfied by Nathan’s and paid to SMG within thirty (30) days of such affirmance or (ii) an Event of Default occurs under the Security Agreement. On July 24, 2013, $6,009,000, inclusive of all post-judgment interest, was withdrawn by SMG in full satisfaction of this matter.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 29, 2013	March 31, 2013

Branded product sales	$5,602	$4,071
Franchise and license royalties	1,928	2,355
Insurance receivable	745	301
Advance to advertising fund	591	-
Other	574	320
	9,440	7,047
Less: allowance for doubtful accounts	444	130
Accounts and other receivables, net	$8,996	$6,917

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

Changes in the Company’s allowance for doubtful accounts for the twenty-six-week period ended September 29, 2013 and the fiscal year ended March 31, 2013 are as follows (in thousands):

	September 29, 2013	March 31, 2013

Beginning balance	$130	$138
Bad debt expense	13	15
Uncollectible marketing fund contributions	301	5
Accounts written off	(-)	(28)
Ending balance	$444	$130

NOTE G – SALES

The Company’s sales for the thirteen and twenty-six weeks ended September 29, 2013 and September 23, 2012 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012

Branded Products	$13,960	$11,485	$27,101	$23,291
Company-owned restaurants	5,819	6,109	9,545	10,697
Other	108	14	121	25
Total sales	$19,887	$17,608	$36,767	$34,013

NOTE H – LONG-TERM INVESTMENT

In September 2012, Nathan’s purchased 351,550 shares of Series A Preferred Stock in a privately-owned corporation for $500,000. Nathan’s investment currently represents a 2.5% equity ownership in the entity and Nathan’s does not have the ability to exercise significant influence over the investee. The shares have voting rights on the same basis as the common shareholders and have certain dividend rights, if declared. Nathan’s accounts for this investment pursuant to the cost method and recognizes dividends distributed by the investee as income to the extent that dividends are distributed from net accumulated earnings of the investee. There were no dividends declared by the investee during the twenty-six week period ended September 29, 2013. Each reporting period, management reviews the carrying value of this investment based upon the financial information provided by the investment’s management and considers whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other-than-temporary impairment in value has occurred. We are required to recognize an impairment on the investment if such impairment is considered to be other-than-temporary. We have performed our evaluation of whether indicators of impairment existed, and determined that an other-than-temporary impairment has occurred and recorded an impairment charge of $400,000 on this investment during the twenty-six week period ended September 29, 2013.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 29, 2013 and September 23, 2012, respectively.

Thirteen weeks
	Net Income		Number of Shares		Net Income Per Share
	2013	2012	2013	2012	2013	2012
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,648	$2,845	4,460	4,407	$0.59	$0.65
Effect of dilutive employee stock options	-	-	165	197	(0.02)	(0.03)
Diluted EPS
Diluted calculation	$2,648	$2,845	4,625	4,604	$0.57	$0.62

Twenty-six weeks
	Net Income		Number of Shares		Net Income Per Share
	2013	2012	2013	2012	2013	2012
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$6,002	$4,851	4,437	4,387	$1.35	$1.11
Effect of dilutive employee stock options	-	-	166	181	(0.05)	(0.05)
Diluted EPS
Diluted calculation	$6,002	$4,851	4,603	4,568	$1.30	$1.06

There were no options to purchase shares of common stock for the thirteen and twenty-six week periods ended September 29, 2013 and September 23, 2012 that were excluded from the computation of diluted earnings per share.

NOTE J – INCOME TAXES

The income tax provisions for the twenty-six week periods ended September 29, 2013 and September 23, 2012 reflect effective tax rates of 39.4% and 39.6%, respectively, which have been reduced from statutory rates by 0.7% and 1.0%, respectively, for the differing effects of tax exempt interest income.

The amount of unrecognized tax benefits at September 29, 2013 was $314,000, all of which would impact Nathan’s effective tax rate, if recognized. As of September 29, 2013, Nathan’s had $358,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

NOTE K – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended September 29, 2013 and September 23, 2012 was $191,000 and $56,000, respectively. Total share-based compensation during the twenty-six week periods ended September 29, 2013 and September 23, 2012 was $338,000 and $112,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of September 29, 2013, there was $2,458,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately two years and three months, which represents the weighted average remaining requisite service periods for such awards.

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

During the twenty-six weeks ended September 29, 2013, the Company granted 25,000 shares of restricted stock at a fair value of $49.80 per share representing the closing price on the date of grant, which will be fully vested five years from the date of grant. The restrictions on the shares lapse ratably over a five-year period as follows: 5,000 shares on June 4, 2014, 5,000 shares on June 4, 2015, 5,000 shares on June 4, 2016, 5,000 shares on June 4, 2017 and 5,000 shares on June 4, 2018. The compensation expense related to this restricted stock award is expected to be $1,245,000 and will be recognized, commencing on the grant date, over the next five years.

There were no share-based awards granted during the twenty-six week period ended September 23, 2012.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012

Stock options	$56	$56	$112	$112
Restricted stock	135	-	226	-
Total compensation cost	$191	$56	$338	$112

Stock options outstanding:

Transactions with respect to stock options for the twenty-six weeks ended September 29, 2013 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 31, 2013	429,500	$13.29	2.73	$12,437,000

Granted	-	-	-	-
Expired	-	-	-	-
Exercised	(107,500)	$9.66	-	-

Options outstanding at September 29, 2013	322,000	$14.51	2.47	$12,949,000

Options exercisable at September 29, 2013	233,250	$13.27	2.38	$9,667,000

Restricted stock:

Transactions with respect to restricted stock for the twenty-six weeks ended September 29, 2013 are as follows:

	Shares	Weighted- Average Grant-date Fair value Per share
Unvested restricted stock at March 31, 2013	40,000	$29.29

Granted	25,000	$49.80
Vested	(-)	-

Unvested restricted stock at September 29, 2013	65,000	$37.18

NOTE L – STOCKHOLDERS’ EQUITY

During the period from October 2001 through September 29, 2013, Nathan’s purchased a total of 4,579,563 shares of its common stock at a cost of approximately $53,398,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the twenty-six week period ended September 29, 2013, we did not repurchase any shares. Currently, an aggregate of 319,396 shares can still be purchased under Nathan’s existing stock buy-back program, as of September 29, 2013.

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

At September 29, 2013, the Company has reserved 9,440,095 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

NOTE M - COMMITMENTS AND CONTINGENCIES

1.     Commitments

At March 31, 2013, Nathan’s had open purchase commitments for hot dogs at a total cost of $5,000,000 which have been purchased between April and July 2013. The hot dogs purchased represented approximately 25.4% of Nathan's actual usage during the fiscal 2014 period. At September 29, 2013, Nathan’s had fulfilled its obligation pursuant to this purchase commitment and has not entered into any new purchase commitments during the fiscal 2014 period. However, Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

At March 31, 2013, Nathan’s had open construction contracts of approximately $2,000,000 in connection with the rebuilding of the Coney Island restaurant. At September 29, 2013, the construction at Coney Island had been completed and all of these contracts had been paid or have been accrued to be paid. We estimate that we will invest approximately $1,200,000 in connection with the redevelopment of our Yonkers restaurant this year of which approximately $360,000 has been incurred through September 29, 2013.

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

NOTE N – SUPERSTORM SANDY

On October 29, 2012, Superstorm Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. Seventy-eight franchised restaurants, including 18 Branded Menu locations, were closed for varying periods of time, one of which remain closed. Our flagship Coney Island restaurant and our Coney Island Boardwalk restaurant remained closed as a result of the storm. Our Company-owned restaurant in Oceanside, New York was closed for approximately two weeks. The Coney Island Boardwalk restaurant sustained minor damage and re-opened on March 18, 2013. The Coney Island restaurant incurred significant damage and re-opened on May 20, 2013. As a result of these damages, through March 31, 2013, the Company incurred actual losses of approximately $1,340,000, inclusive of amounts written off of $449,000 related to destroyed or damaged property and equipment and $42,000 of unsalable inventories.

As of September 29, 2013, the Company settled the property damage claim with its insurers and received payments of approximately $3,400,000, net of fees, from our insurer and used these proceeds towards the rebuilding of the restaurant. In connection with the settlement of the property and casualty loss, the Company recognized a gain of approximately $2,801,000 during the quarter ended June 30, 2013.

We believe that we maintain adequate insurance coverage under our business interruption insurance policy to recover lost profits and ongoing costs incurred during the period of closure. As of September 29, 2013, the Company has submitted its claim under our business interruption insurance policy which exceeds approximately $745,000 that has been recorded for reimbursable on-going business expenses incurred while the restaurant was closed, and is included in accounts and other receivables in the accompanying balance sheet as the realization of the claim for loss recovery has been deemed to be probable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the continued impact of Hurricane Sandy and the three-year drought in the Midwest which has caused an increase in corn pricing and reduced supply of cattle), continued increases in the price of beef trimmings; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of a new supply agreement for hot dogs with John Morrell & Co. and the termination in 2014 of our existing hot dog supply agreement with SMG and any issues arising from or related to the transition from SMG to John Morrell & Co. as our primary hot dog supplier; the ability to continue to attract franchisees; no material increases in the minimum wage; our ability to attract competent restaurant and managerial personnel; and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE; as well as those risks discussed from time to time in our Form 10-K annual report for the year ended March 31, 2013, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At September 29, 2013, our restaurant system consisted of 316 Nathan’s franchised units, including 129 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 28 states, the Cayman Islands and nine foreign countries. At September 23, 2012, our restaurant system consisted of 304 Nathan’s franchised units, including 125 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, the Cayman Islands and six foreign countries.

Nathan’s is also the owner of the Arthur Treacher’s brand. At September 29, 2013, the Arthur Treacher’s brand was being sold within 53 Nathan’s restaurants.

As described in our Annual Report on Form 10-K for the year ended March 31, 2013, our future results could be impacted by many developments including that the terms of our next primary license agreement for hot dogs are expected to be more favorable than our agreement with SMG which is scheduled to expire on March 1, 2014. In addition, our future operating results could be impacted by the cumulative effects that three years of drought has had on the cost of feed and the resulting decline in the supply of beef.

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

Results of Operations

Thirteen weeks ended September 29, 2013 compared to thirteen weeks ended September 23, 2012

Revenues

Total sales increased by 12.9% to $19,887,000 for the thirteen weeks ended September 29, 2013 (“second quarter fiscal 2014”) as compared to $17,608,000 for the thirteen weeks ended September 23, 2012 (“second quarter fiscal 2013”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 21.5% to $13,960,000 for the second quarter fiscal 2014 as compared to sales of $11,485,000 in the second quarter fiscal 2013. This increase was primarily attributable to a 21.4% increase in the volume of products ordered and the impact of a slight shift in the sales mix of products sold as compared to the second quarter fiscal 2013. Total Company-owned restaurant sales decreased by $290,000 to $5,819,000 during the second quarter fiscal 2014 compared to $6,109,000 during the second quarter fiscal 2013. This sales decrease was primarily attributed to the Yonkers restaurant, which has been closed for redevelopment since December 2012. The comparative sales impact from this restaurant during the second quarter fiscal 2014 was approximately $495,000. Sales at our two Coney Island restaurants during the second quarter fiscal 2014 were approximately $250,000 higher than the second quarter fiscal 2013. Other sales, primarily to Wal-mart, were approximately $94,000 higher than the second quarter fiscal 2013.

Franchise fees and royalties were $1,516,000 in the second quarter fiscal 2014 as compared to $1,508,000 in the second quarter fiscal 2013. Total royalties were $1,376,000 in the second quarter fiscal 2014 as compared to $1,389,000 in the second quarter fiscal 2013. Royalties earned under the Branded Menu program were $279,000 in the second quarter fiscal 2014 as compared to $233,000 in the second quarter fiscal 2013 due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $1,097,000 in the second quarter fiscal 2014 as compared to $1,156,000 in the second quarter fiscal 2013. Franchise restaurant sales decreased to $24,170,000 in the second quarter fiscal 2014 as compared to $25,492,000 in the second quarter fiscal 2013 primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 119 Nathan’s outlets, excluding sales under the Branded Menu Program) were $18,803,000 in the second quarter fiscal 2014 as compared to $18,800,000 in the second quarter fiscal 2013.

At September 29, 2013, 311 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 304 domestic and international franchised or Branded Menu Program franchise outlets at September 23, 2012. Total franchise fee income was $140,000 in the second quarter fiscal 2014 compared to $119,000, including an $8,000 cancellation fee, in the second quarter fiscal 2013. Domestic franchise fee income was $33,000 in the second quarter fiscal 2014 compared to $36,000 in the second quarter fiscal 2013. International franchise fee income was $107,000 in the second quarter fiscal 2014, compared to $75,000 during the second quarter fiscal 2013. During the second quarter fiscal 2014, seven new franchised outlets opened, including six locations in Moscow. During the second quarter fiscal 2013, ten new franchised outlets opened, including our second mobile truck, our sixth restaurant in the Dominican Republic and four Branded Menu Program outlets operated by Kmart.

License royalties were $2,151,000 in the second quarter fiscal 2014 as compared to $2,122,000 in the second quarter fiscal 2013. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements decreased 6.3% to $1,589,000 from 1,696,000 in the second quarter fiscal 2014. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $1,192,000 during the second quarter fiscal 2014 as compared to $1,334,000 during the second quarter fiscal 2013. The decline in royalties from SMG during the second quarter is due entirely to the reduced production by SMG, on which our royalties are based. We are in the final months of the license agreement with SMG that will not be renewed. In March 2014, our new license agreement will commence with John Morrell & Co. becoming Nathan’s exclusive licensee to manufacture and sell branded hot dog, sausage and corned beef products at retail. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club, were $397,000 during the second quarter fiscal 2014 as compared to $362,000 during the second quarter fiscal 2013. This increase was due primarily to the effect of the royalty concession on sales to Sam’s Club during July 2012 partly offset by reduced sales to foodservice. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $136,000, during the second quarter fiscal 2014, as compared to the second quarter fiscal 2013.

Interest income was $87,000 in the second quarter fiscal 2014 as compared to $100,000 in the second quarter fiscal 2013, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

Other income of $21,000 in the second quarter fiscal 2014 as compared to $22,000 in the second quarter fiscal 2013 relates primarily to a sublease of a non-franchised restaurant.

Costs and Expenses

Overall, our cost of sales increased by $2,461,000 to $15,374,000 in the second quarter fiscal 2014 as compared to $12,913,000 in the second quarter fiscal 2013. Our gross profit (representing the difference between sales and cost of sales) was $4,513,000 or 22.7% of sales during the second quarter fiscal 2014 as compared to $4,695,000 or 26.7% of sales during the second quarter fiscal 2013. The margin decline was primarily due to the impact of a higher average cost per pound of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $2,618,000 during the second quarter fiscal 2014 as compared to the second quarter fiscal 2013, primarily as a result of the higher sales volume and the approximately 9.0% increased average cost per pound of our hot dogs. During the second quarter fiscal 2014, the market cost of our hot dogs was approximately 9.8% higher than during the second quarter fiscal 2013 due primarily to an unusual increase in the beef trimmings markets during August and September 2013.The purchase commitments did not significantly impact our cost per pound during the second quarter fiscal 2014 or the second quarter fiscal 2013. During the second quarter fiscal 2014 approximately 98.2% of our product was purchased at prevailing market prices as compared to approximately 87.8% during the second quarter fiscal 2013. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. We expect to be able to pass the recent cost increases on through price increases, some of which have already occurred.

With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2014 was $2,941,000 or 50.5% of restaurant sales, as compared to $3,158,000 or 51.7% of restaurant sales in the second quarter fiscal 2013.

Restaurant operating expenses were $981,000 in the second quarter fiscal 2014 as compared to $1,053,000 in the second quarter fiscal 2013. The decline in restaurant operating costs was primarily due to the closure of the Yonkers restaurant during the entire second quarter fiscal 2014. We have also incurred higher percentage rent on the increased sales at the Boardwalk location. Utility costs at the four units that operated throughout the fiscal 2014 and 2013 periods decreased by approximately 6.7% during the second quarter fiscal 2014 as compared to the second quarter fiscal 2013. We continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $294,000 in the second quarter fiscal 2014 as compared to $267,000 in the second quarter fiscal 2013. This increase is primarily attributable to the higher depreciation in connection with our redevelopment of the Coney Island restaurant.

General and administrative expenses increased by $324,000 or 14.1% to $2,619,000 in the second quarter fiscal 2014 as compared to $2,296,000 in the second quarter fiscal 2013. The increase in general and administrative expenses was primarily due to increased compensation costs, including stock-based compensation and payroll related taxes of $269,000 and management training expenses of $15,000 in connection with the upcoming re-opening of our Yonkers restaurant.

Interest expense of $23,000 in the second quarter fiscal 2014 and $109,000 in the second quarter fiscal 2013 represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. On July 24, 2013, we satisfied the judgment, in full settlement of this matter.

Provision for Income Taxes

In the second quarter fiscal 2014, the income tax provision was $1,723,000 or 39.4% of earnings before income taxes as compared to $1,877,000 or 39.8% of income before income taxes in the second quarter fiscal 2013. Nathan’s effective tax rate was reduced by 0.8% during the second quarter fiscal 2014 and reduced by 0.8% during the second quarter fiscal 2013, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.2% for the second quarter fiscal 2014 and 40.6% for the second quarter fiscal 2013. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $67,000 during the remainder of fiscal 2014.

Results of Operations

Twenty-six weeks ended September 29, 2013 compared to twenty-six weeks ended September 23, 2012

Revenues

Total sales increased by 8.1% to $36,767,000 for the twenty-six weeks ended September 29, 2013 (“fiscal 2014 period”) as compared to $34,013,000 for the twenty-six weeks ended September 23, 2012 (“fiscal 2013 period”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 16.4% to $27,101,000 for the fiscal 2014 period as compared to sales of $23,291,000 in the fiscal 2013 period. This increase was primarily attributable to a 15.8% increase in the volume of products ordered and the impact of a slight shift in the sales mix of products sold as compared to the fiscal 2013 period. Total Company-owned restaurant sales decreased by $1,152,000 to $9,545,000 during the fiscal 2014 period compared to $10,697,000 during the fiscal 2013 period. This decrease was primarily attributed to the sales decline at our Flagship Coney Island restaurant which was closed during April and May 2013. Additionally, our Yonkers restaurant, which has been closed for redevelopment since December 2012, negatively impacted our sales results. The comparative sales impact from both restaurants due to the closed periods was approximately $1,895,000. This decline was partly offset by sales at our two Coney Island locations which were approximately $801,000 higher than last season even though our Flagship Coney Island restaurant only operated for 18 weeks during the fiscal period ending September 29, 2013. Sales at our seasonal Boardwalk restaurant in Coney Island were approximately 17.1% higher during the 26 weeks ended September 29, 2013 than the 26 weeks ended September 23, 2012.

Franchise fees and royalties were $2,863,000 in the fiscal 2014 period as compared to $2,938,000 in the fiscal 2013 period. Total royalties were $2,633,000 in the fiscal 2014 period as compared to $2,670,000 in the fiscal 2013 period. Royalties earned under the Branded Menu program were $531,000 in the fiscal 2014 period as compared to $474,000 in the fiscal 2013 period due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $2,102,000 in the fiscal 2014 period as compared to $2,196,000 in the fiscal 2013 period. Franchise restaurant sales decreased to $46,760,000 in the fiscal 2014 period as compared to $48,870,000 in the fiscal 2013 period primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 119 Nathan’s outlets, excluding sales under the Branded Menu Program) were $35,288,000 in the fiscal 2014 period as compared to $35,485,000 in the fiscal 2013 period, a decrease of 0.6%.

At September 29, 2013, 311 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 304 domestic and international franchised or Branded Menu Program franchise outlets at September 23, 2012. Total franchise fee income was $230,000 in the fiscal 2014 period compared to $268,000 in the fiscal 2013 period, including $38,000 of cancellation fees. Domestic franchise fee income was $118,000 in the fiscal 2014 period compared to $139,000 in the fiscal 2013 period. International franchise fee income was $112,000 in the fiscal 2014 period, compared to $91,000 during the fiscal 2013 period. During the fiscal 2014 period, 15 new franchised outlets opened, including seven locations in Moscow and four Branded Menu Program outlets. During the fiscal 2013 period, 23 new franchised outlets opened, including our first two mobile trucks, our sixth restaurant in the Dominican Republic and twelve Branded Menu Program outlets, including nine units operated by Kmart.

License royalties were $4,416,000 in the fiscal 2014 period as compared to $4,351,000 in the fiscal 2013 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements were $3,470,000 in the fiscal 2014 period as compared to $3,499,000 in the fiscal 2013 period. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $2,658,000 during the fiscal 2014 period as compared to $2,799,000 during the fiscal 2013 period. The decline in royalties from SMG arose during the second quarter and is due entirely to the reduced production by SMG, on which our royalties are based. We are in the final months of the license agreement with SMG that will not be renewed. In March 2014, our new license agreement will commence with John Morrell & Co. becoming Nathan’s exclusive licensee to manufacture and sell branded hot dog, sausage and corned beef products at retail. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club, were $812,000 during the fiscal 2014 period as compared to $700,000 during the fiscal 2013 period. This increase is due primarily to the effect of the royalty concession on sales to Sam’s Club during the fiscal 2013 period partly offset by reduced sales to foodservice. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $94,000, during the fiscal 2014 period, as compared to the fiscal 2013 period.

Interest income was $178,000 in the fiscal 2014 period as compared to $200,000 in the fiscal 2013 period, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

Insurance gain of $2,801,000 during the fiscal 2014 period represents the difference between insurance proceeds received and the historical net book value of assets destroyed at our Flagship Coney Island restaurant and demolition costs resulting from Superstorm Sandy (See note N).

Other income of $38,000 in the fiscal 2014 period as compared to $40,000 in the fiscal 2013 period relates primarily to a sublease of a non-franchised restaurant.

Costs and Expenses

Overall, our cost of sales increased by $2,881,000 to $28,779,000 in the fiscal 2014 period as compared to $25,898,000 in the fiscal 2013 period. Our gross profit (representing the difference between sales and cost of sales) was $7,988,000 or 21.7% of sales during the fiscal 2014 period as compared to $8,115,000 or 23.9% of sales during the fiscal 2013 period. The margin decline was primarily due to the impact of higher average cost per pound of hot dogs for our Branded Product Program during the second quarter fiscal 2014.

Cost of sales in the Branded Product Program increased by approximately $3,550,000 during the fiscal 2014 period as compared to the fiscal 2013 period, primarily as a result of the higher sales volume in addition to the approximately 4.2% increased average cost per pound of our hot dogs. During the fiscal 2014 period, the market cost of our hot dogs was approximately 5.9% higher than during the fiscal 2013 period due primarily to an unusual increase in the beef trimmings markets during August and September 2013. During the fiscal 2014 period, our purchase commitments yielded savings of approximately $198,000. During the fiscal 2013 period, our purchase commitments to acquire hot dogs increased cost by approximately $142,000 due primarily to the unexpected decline in the market cost of one of the beef components during the fiscal 2013. During the fiscal 2014 period approximately 25.4% of our product was purchased pursuant to our purchase commitments as compared to approximately 26.7% during the fiscal 2013 period. The purchase commitments lowered our costs by approximately $0.020 per pound during the fiscal 2014 period and increased our costs by approximately $0.017 per pound during the fiscal 2013 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. We expect to be able to pass the recent cost increases on through price increases, some of which have already occurred.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2014 period was $5,004,000 or 52.4% of restaurant sales, as compared to $5,753,000 or 53.6% of restaurant sales in the fiscal 2013 period.

Restaurant operating expenses were $1,691,000 in the fiscal 2014 period as compared to $1,928,000 in the fiscal 2013 period. The decline in restaurant operating costs was primarily due to the closure of the Coney Island restaurant for eight weeks of the fiscal 2014 period and the Yonkers restaurant during the entire fiscal 2014 period. Nathan’s expects to recover the fixed costs at the Flagship Coney Island restaurant while closed pursuant to Nathan’s business interruption insurance. We have also incurred higher percentage rent on the increased sales at the Boardwalk location. Utility costs at the three units that operated throughout the fiscal 2014 and 2013 periods increased by approximately 7.0% during the fiscal 2014 period as compared to the fiscal 2013 period. We expect to incur higher property insurance costs beginning October 1, 2013 attributable to Superstorm Sandy. We continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $539,000 in the fiscal 2014 period as compared to $541,000 in the fiscal 2013 period. This decrease is primarily attributable to the reduced depreciation at the Coney Island and Yonkers restaurants while closed. Since re-opening our Coney Island restaurant, we have incurred higher depreciation of approximately $63,000 and expect to incur higher depreciation of approximately $180,000 per annum. We also expect to incur approximately $136,000 of depreciation per annum in connection with the redevelopment of the Yonkers restaurant.

General and administrative expenses increased by $700,000 or 14.2% to $5,621,000 in the fiscal 2014 period as compared to $4,921,000 in the fiscal 2013 period. The increase in general and administrative expenses was primarily due to increased compensation costs, including stock-based compensation and payroll related taxes of $642,000, manager training expenses of $32,000 in connection with the re-opening of our Coney Island and Yonkers restaurants and professional fees of $28,000, partially offset by lower bad debts of $11,000.

Interest expense of $135,000 in the fiscal 2014 period and $221,000 in the fiscal 2013 period represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. On July 24, 2013, we satisfied the judgment, in full settlement of this matter.

The Company recognized an other-than-temporary impairment charge on its long-term investment of $400,000 in the fiscal 2014 period based on management’s assessment of the future recoverability of the investment.

Provision for Income Taxes

In the fiscal 2014 period, the income tax provision was $3,896,000 or 39.4% of earnings before income taxes as compared to $3,182,000 or 39.6% of income before income taxes in the fiscal 2013 period. Nathan’s effective tax rate was reduced by 0.7% during the fiscal 2014 period and reduced by 1.0% during the fiscal 2013 period, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.1% for the fiscal 2014 period and 40.6% for the fiscal 2013 period. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $67,000 during the remainder of fiscal 2014.

Off-Balance Sheet Arrangements

At March 31, 2013, Nathan’s had open purchase commitments for hot dogs at a total cost of $5,000,000 which have been purchased between April and July 2013. The hot dogs purchased represented approximately 25.4% of Nathan’s actual usage during the fiscal 2014 period. At September 29, 2013, Nathan’s had fulfilled its obligation pursuant to this purchase commitment and has not entered into any new purchase commitments during the fiscal 2014 period. However, Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available. We estimate that we will invest approximately $1,200,000 in connection with the redevelopment of our Yonkers restaurant this year of which approximately $360,000 has been incurred through September 29, 2013.

Liquidity and Capital Resources

Cash and cash equivalents at September 29, 2013 aggregated $19,144,000, a $5,741,000 increase during the fiscal 2014 period. At September 29, 2013, marketable securities were $11,055,000 compared to $12,307,000 at March 31, 2013 and net working capital increased to $33,637,000 from $27,525,000 at March 31, 2013.

Cash used in operations of $1,751,000 in the fiscal 2014 period is primarily attributable to net income of $6,002,000 which was reduced by other non-cash operating items of $292,000. Changes in Nathan’s operating assets and liabilities decreased cash by $7,461,000, primarily resulting from the payment of $6,009,000, in satisfaction of the SMG litigation, inclusive of interest of $135,000, increased accounts and other receivables, net of $2,092,000, and increased inventories of $105,000 which were partially offset by increased accounts payable, accrued expenses and other current liabilities of $389,000, deferred franchise fees totaling $77,000, and use of prepaid and other current assets of $185,000. The increase in accounts and other receivables is primarily due to the normal seasonal increases of Branded Product Program sales, seasonal advances made to the franchise system advertising fund, and increased operating costs from our Coney Island restaurant that are expected to be reimbursed pursuant to our business interruption policy. The decrease in prepaid expenses primarily relates to the utilization of various prepaid expenses including marketing, insurance and rents, which were partly offset by higher prepaid estimated income taxes.

Cash provided by investing activities was $6,177,000 in the fiscal 2014 period. We received cash proceeds of $2,711,000 for the settlement of our property claim for the damage incurred primarily at our Flagship Coney Island restaurant and $1,890,000 from the redemption of maturing available-for-sale securities. We incurred capital expenditures of $3,419,000 primarily in connection with the rebuilding of our Flagship Coney island restaurant and our Branded Product Program, and funded interest of $135,000 into the restricted cash account. On July 24, 2013, SMG, Inc. withdrew $6,009,000 from the restricted cash account, satisfying the judgment of the SMG damages award. We estimate that we will invest approximately $1,200,000 in connection with the redevelopment of our Yonkers restaurant this year of which approximately $360,000 has been incurred through September 29, 2013.

Cash provided by financing activities of $1,315,000 in the fiscal 2014 period relates to the expected realization of the tax benefits associated with employee stock option exercises of $1,562,000 and proceeds from the exercise of employee stock options of $525,000 which were reduced by $772,000 for the payment of withholding tax on the net share settlement exercise of employee stock options. The Company has not purchased any of its stock during the fiscal 2014 period.

During the period from October 2001 through September 29, 2013, Nathan’s purchased a total of 4,579,563 shares of its common stock at a cost of approximately $53,398,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

An aggregate of 319,396 shares can still be purchased under Nathan’s existing stock buy-back program, as of September 29, 2013. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at September 29, 2013 aggregating $19,144,000, and marketable securities of $11,055,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. We may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan. Since March 26, 2007, to date, we have repurchased 2,688,463 shares at a total cost of approximately $46,240,000, reducing the number of shares then-outstanding by 44.7%.

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

At September 29, 2013, there were three properties that we lease from third parties which we sublease to two franchisees and a non-franchisee. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

			Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$4,356	$1,391	$1,615	$750	$600
Operating Leases (a)	17,079	1,789	3,374	3,404	8,512
Gross Cash Contractual Obligations	21,435	3,180	4,989	4,154	9,112
Sublease Income	3,205	399	591	521	1,694
Net Cash Contractual Obligations	$18,230	$2,781	$4,398	$3,633	$7,418

At September 29, 2013 Nathan’s had no outstanding purchase commitment to acquire hot dogs.

a)

Nathan’s terminated its lease for the Yonkers restaurant which closed on November 25, 2012 and entered a new lease for a new restaurant in the same area. We expect that the new Yonkers restaurant will commence operations in November 2013. We estimate that we will invest approximately $1,200,000 in connection with the redevelopment of our Yonkers restaurant this year of which approximately $360,000 has been incurred through September 29, 2013.

b)

At September 29, 2013, the Company had unrecognized tax benefits of $314,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $34,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not possible.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. Beginning in January 2010, the cost of hot dogs has continued to increase until the summer of 2012, when the market price of “fresh 50’s” unexpectedly dropped significantly. Since then, the cost of this product has rebounded to its normal range. The market price of hot dogs during the fiscal 2014 period was approximately 5.9% higher than the fiscal 2013 period, however, the market price of hot dogs was approximately 9.8% higher in the second quarter fiscal 2014 than the second quarter fiscal 2013. The fiscal 2013 price of hot dogs was approximately 0.01% higher than fiscal 2012. These increases are in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2014. In addition, beef prices continue to be extremely volatile due to the record high corn prices, as a result of the lingering effect of the drought in the Midwest during 2012. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and increased insurance costs resulting from the hardening of the insurance markets.

In March 2010, the Federal government passed new legislation to reform the U.S. health care system. As part of the plan, employers will be expected to provide their employees with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we may be forced to expand healthcare coverage in 2014 or incur new penalties in January 2015 which may increase our health care costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 29, 2013, Nathan’s cash and cash equivalents aggregated $19,144,000. Earnings on this amount of cash and cash equivalents would increase or decrease by approximately $48,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 29, 2013, the market value of Nathan’s marketable securities aggregated $11,055,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value. As additional notes mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $28,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at September 29, 2013 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$11,074	$11,074	$11,068	$11,055	$11,041	$11,028	$11,014

Borrowings

At September 29, 2013, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. Beginning in January 2010, the cost of hot dogs has continued to increase until the summer of 2012, when the market price of “fresh 50’s” unexpectedly dropped significantly. Since then, the cost of this product has rebounded to its normal range. The market price of hot dogs during the fiscal 2014 period was approximately 5.9% higher than the fiscal 2013 period, however, the market price of hot dogs was approximately 9.8% higher in the second quarter fiscal 2014 than the second quarter fiscal 2013. The fiscal 2013 price of hot dogs was approximately 0.01% higher than fiscal 2012. These increases are in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We have attempted to enter into purchase commitments for hot dogs from time to time in order to reduce the impact of increasing market prices. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 29, 2013 would have increased or decreased our cost of sales by approximately $2,515,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the twenty-six weeks ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On April 3, 2013, Nathan’s filed a Petition for Leave to Appeal with the Illinois Supreme Court relating to its litigation with SMG, Inc. Subsequently, we were advised that the Illinois Supreme Court denied the Petition for Leave of Appeal. On July 24, 2013, $6,009,000, inclusive of all post-judgment interest, was withdrawn by SMG from the blocked account, in full satisfaction of this matter.

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

We did not repurchase any shares during the thirteen-week period ended September 29, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 8, 2013	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.