Form 10-Q
period 2013-12-29
NATHANS FAMOUS INC
filed 2014-02-07
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2013.

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

At February 5, 2014, an aggregate of 4,459,274 shares of the registrant's common stock, par value of $.01, were outstanding.

1

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 29, 2013 and March 31, 2013

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	December 29, 2013	March 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,121	$13,403
Marketable securities	11,297	12,307
Restricted cash (Note E)	-	5,874
Accounts and other receivables, net	9,353	6,917
Inventories	989	1,046
Prepaid expenses and other current assets	1,824	1,096
Deferred income taxes	298	345
Total current assets	41,882	40,988

Property and equipment, net	9,172	5,788
Long-term investment (Note H)	100	500
Goodwill	95	95
Intangible asset	1,353	1,353
Deferred income taxes	-	480
Other assets	463	458

	$53,065	$49,662

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,337	$2,991
Litigation accrual (Note M)	-	5,874
Accrued expenses and other current liabilities	4,108	4,320
Deferred franchise fees	199	278
Total current liabilities	7,644	13,463

Other liabilities	2,050	2,051
Deferred income taxes	575	-

Total liabilities	10,269	15,514

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,049,683 and 8,958,181 shares issued; and 4,464,742 and 4,378,618 shares outstanding at December 29, 2013 and March 31, 2013, respectively	90	90
Additional paid-in capital	56,432	54,491
Retained earnings	39,745	32,636
Accumulated other comprehensive income	189	329
	96,456	87,546
Treasury stock, at cost, 4,584,941 and 4,579,563 shares at December 29, 2013 and March 31, 2013, respectively.	(53,660)	(53,398)
Total stockholders’ equity	42,796	34,148

	$53,065	$49,662

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and thirty-nine weeks ended December 29, 2013 and December 23, 2012

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012

REVENUES
Sales	$15,236	$11,862	$52,003	$45,875
Franchise fees and royalties	1,385	1,309	4,248	4,247
License royalties	1,826	1,753	6,242	6,104
Interest income	68	90	246	290
Insurance gain (Note N)	-	-	2,801	-
Other income	18	11	56	51
Total revenues	18,533	15,025	65,596	56,567

COSTS AND EXPENSES
Cost of sales	12,779	9,818	41,558	35,716
Restaurant operating expenses	741	462	2,432	2,390
Depreciation and amortization	306	215	845	756
General and administrative expenses	2,898	2,688	8,519	7,609
Interest expense	-	112	135	333
Impairment charge – long-term investment (Note H)	-	-	400	-

Total costs and expenses	16,724	13,295	53,889	46,804

Earnings before provision for income taxes	1,809	1,730	11,707	9,763
Provision for income taxes	702	668	4,598	3,850
Net income	$1,107	$1,062	$7,109	$5,913

PER SHARE INFORMATION
Basic income per share:
Net income	$.25	$.24	$1.60	$1.35

Diluted income per share:
Net income	$.24	$.23	$1.54	$1.29

Weighted average shares used in computing income per share
Basic	4,466,000	4,414,000	4,447,000	4,396,000
Diluted	4,622,000	4,612,000	4,609,000	4,582,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thirteen and thirty-nine weeks ended December 29, 2013 and December 23, 2012

(in thousands)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	Dec. 29, 2013	Dec. 23, 2012	Dec. 29, 2013	Dec. 23, 2012

Net income	$1,107	$1,062	$7,109	$5,913

Other comprehensive (loss) income, net of deferred income taxes:

Unrealized losses on available for sale securities	(33)	(55)	(140)	(119)

Other comprehensive loss	(33)	(55)	(140)	(119)
Comprehensive income	$1,074	$1,007	$6,969	$5,794

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Thirty-nine weeks ended December 29, 2013

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, March 31, 2013	8,958,181	$90	$54,491	$32,636	$329	4,579,563	$(53,398)	$34,148

Shares issued in connection with the exercise of employee stock options	91,502	-	525					525

Withholding tax on net share settlement of exercise of employee stock options			(772)					(772)

Repurchase of common stock						5,378	(262)	(262)

Income tax benefit on stock option exercises			1,658					1,658

Share-based compensation			530					530

Unrealized loss on available for sale securities, net of deferred income tax benefit of $92					(140)			(140)

Net income	-	-	-	7,109	-	-	-	7,109
Balance, December 29, 2013	9,049,683	$90	$56,432	$39,745	$189	4,584,941	$(53,660)	$42,796

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 29, 2013 and December 23, 2012

(in thousands)

(Unaudited)

	December 29, 2013	December 23, 2012
Cash flows from operating activities:
Net income	$7,109	$5,913
Adjustments to reconcile net income to net cash provided by operating activities
Insurance gain (Note N)	(2,801)	-
Impairment charge – long-term investment	400	-
Depreciation and amortization	845	756
Amortization of bond premium	107	100
Share-based compensation	530	497
Provision for doubtful accounts	9	25
Deferred income taxes	1,194	194
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,445)	(306)
Inventories	57	138
Prepaid expenses and other current assets	(728)	442
Other assets	(5)	6
Accrued litigation (Note M.2)	(5,874)	335
Accounts payable, accrued expenses and other current liabilities	224	(1,390)
Advances of insurance proceeds (Note M)		203
Deferred franchise fees	(79)	115
Other liabilities	(1)	104

Net cash (used in) provided by operating activities	(1,458)	7,132

Cash flows from investing activities:
Proceeds from sale and maturities of available for sale securities	2,890	2,000
Insurance proceeds received for property and equipment (Note M)	2,711	449
Purchase of available for sale securities	(2,219)	-
Purchase of long-term investment	-	(500)
Purchase of property and equipment	(4,229)	(322)
Litigation settlement (Note M.2)	6,009	-
Change in restricted cash (Note M.2)	(135)	(335)

Net cash provided by investing activities	5,027	1,292

Cash flows from financing activities:
Income tax benefit on stock option exercises	1,658	749
Proceeds from exercise of stock options	525	388
Payments of withholding tax on net share settlement of employee stock options	(772)	(698)
Repurchase of common stock	(262)	(592)

Net cash provided by (used in) financing activities	1,149	(153)

Net increase in cash and cash equivalents	4,718	8,271

Cash and cash equivalents, beginning of year	13,403	6,029

Cash and cash equivalents, end of period	$18,121	$14,300

Cash paid during the year for:
Interest	$-	$-
Income taxes	$2,542	$2,576

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2013

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 29, 2013 and December 23, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 29, 2013 and March 31, 2013 based upon the valuation hierarchy (in thousands):

December 29, 2013	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$11,297	$-	$11,297

Total assets at fair value	$-	$11,297	$-	$11,297

March 31, 2013	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$12,307	$-	$12,307

Total assets at fair value	$-	$12,307	$-	$12,307

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

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 29, 2013, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE D – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 29, 2013 and March 31, 2013, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 29, 2013	$10,990	$307	$-	$11,297

March 31, 2013	$11,768	$539	$-	$12,307

The municipal bonds held at December 29, 2013, mature at various dates between May 2014 and October 2019. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

December 29, 2013	$11,297	$4,760	$5,343	$1,194	$-

The net unrealized losses on available-for-sale securities for the thirteen-week periods ended December 29, 2013 and December 23, 2012 of $33,000 and $55,000, respectively, net of deferred income tax benefit, of $21,000 and $35,000, respectively, have been included as a component of comprehensive income. The net unrealized losses on available-for-sale securities for the thirty-nine week periods ended December 29, 2013 and December 23, 2012 of $140,000 and $119,000 respectively, net of deferred income tax benefit, of $92,000 and $75,000, respectively, have been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sales securities as of December 29, 2013 and March 31, 2013.

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

Pursuant to the Blocked Account Agreement, Nathan’s deposited a total of $6,009,000 into the Account which included an amount equal to the post-judgment interest (calculated at 9% per annum) and classified the amount of the Judgment along with the post-judgment interest as restricted cash in the accompanying balance sheet. Pursuant to the Blocked Account Agreement, Nathan’s had no right to withdraw amounts from the Account, until: (1) the Bank received written notice from SMG (a “Release Notice”) that (a) the Judgment, plus all applicable post-judgment interest, had been satisfied, (b) the Judgment has been reversed or the Judgment has been vacated and the matter remanded and that any subsequent motions or appeals have been resolved, (c) Nathan’s and SMG entered a fully-executed settlement agreement resolving the Judgment, or (d) SMG withdrew “Disposition Notice” (as defined below) or (2) the Bank has received a Disposition Notice and has acted in accordance with the Disposition Notice.

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

NOTE F –  ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 29,	March 31,
	2013	2013

Branded product sales	$5,520	$4,071
Franchise and license royalties	2,496	2,355
Insurance receivable	745	301
Advance to advertising fund	540	-
Other	484	320
	9,785	7,047
Less: allowance for doubtful accounts	432	130
Accounts and other receivables, net	$9,353	$6,917

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

Changes in the Company’s allowance for doubtful accounts for the thirty-nine-week period ended December 29, 2013 and the fiscal year ended March 31, 2013 are as follows (in thousands):

	December 29, 2013	March 31, 2013

Beginning balance	$130	$138
Bad debt expense	9	15
Uncollectible marketing fund contributions	310	5
Accounts written off	(17)	(28)
Ending balance	$432	$130

NOTE G – SALES

The Company’s sales for the thirteen and thirty-nine weeks ended December 29, 2013 and December 23, 2012 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012

Branded Products	$13,156	$10,173	$40,256	$33,464
Company-owned restaurants	1,990	1,681	11,536	12,378
Other	90	8	211	33
Total sales	$15,236	$11,862	$52,003	$45,875

NOTE H – LONG-TERM INVESTMENT

In September 2012, Nathan’s purchased 351,550 shares of Series A Preferred Stock in a privately-owned corporation for $500,000. Nathan’s investment currently represents a 2.5% equity ownership in the entity and Nathan’s does not have the ability to exercise significant influence over the investee. The shares have voting rights on the same basis as the common shareholders and have certain dividend rights, if declared. Nathan’s accounts for this investment pursuant to the cost method and recognizes dividends distributed by the investee as income to the extent that dividends are distributed from net accumulated earnings of the investee. There were no dividends declared by the investee during the thirty-nine week period ended December 29, 2013. Each reporting period, management reviews the carrying value of this investment based upon the financial information provided by the investment’s management and considers whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other-than-temporary impairment in value has occurred. We are required to recognize an impairment on the investment if such impairment is considered to be other-than-temporary. We have performed our evaluation of whether indicators of impairment existed, and determined that an other-than-temporary impairment has occurred and recorded an impairment charge of $400,000 on this investment during the thirty-nine week period ended December 29, 2013.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 29, 2013 and December 23, 2012, respectively.

Thirteen weeks

					Net Income
	Net Income		Number of Shares		Per Share
	2013	2012	2013	2012	2013	2012
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,107	$1,062	4,466	4,414	$0.25	$0.24
Effect of dilutive employee stock options	-	-	156	198	(0.01)	(0.01)
Diluted EPS
Diluted calculation	$1,107	$1,062	4,622	4,612	$0.24	$0.23

 Thirty-nine weeks

					Net Income
	Net Income		Number of Shares		Per Share
	2013	2012	2013	2012	2013	2012
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$7,109	$5,913	4,447	4,396	$1.60	$1.35
Effect of dilutive employee stock options	-	-	162	186	(0.06)	(0.06)
Diluted EPS
Diluted calculation	$7,109	$5,913	4,609	4,582	$1.54	$1.29

There were no options to purchase shares of common stock for the thirteen and thirty-nine week periods ended December 29, 2013 and December 23, 2012 that were excluded from the computation of diluted earnings per share.

NOTE J – INCOME TAXES

The income tax provisions for the thirty-nine week periods ended December 29, 2013 and December 23, 2012 reflect effective tax rates of 39.3% and 39.4%, respectively, which have been reduced from statutory rates by 0.8% and 1.2%, respectively, for the differing effects of tax exempt interest income.

The amount of unrecognized tax benefits at December 29, 2013 was $316,000, all of which would impact Nathan’s effective tax rate, if recognized. As of December 29, 2013, Nathan’s had $369,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the fiscal year ending March 30, 2014, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $34,000, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 30, 2014 will be in the range of approximately 38.5% to 40.0%. The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

NOTE K – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended December 29, 2013 and December 23, 2012 was $192,000 and $385,000, respectively. Total share-based compensation during the thirty-nine week periods ended December 29, 2013 and December 23, 2012 was $530,000 and $497,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of December 29, 2013, there was $2,267,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately two years, which represents the weighted average remaining requisite service periods for such awards.

On September 14, 2010, the Company adopted the 2010 Stock Incentive Plan (“the 2010 Plan”) which provides for the issuance of up to 150,000 shares pursuant to the 2010 Plan together with an aggregate of 171,000 shares that had not been issued under the 2001 Stock Option Plan (the “2001 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”) plus any shares subject to any outstanding options or restricted stock grants under the 2001 Plan and the 2002 Plan that subsequently expire unexercised or are otherwise forfeited up to a maximum of an additional 100,000 shares.

During the thirty-nine weeks ended December 29, 2013, the Company granted 25,000 shares of restricted stock at a fair value of $49.80 per share representing the closing price on the date of grant, which will be fully vested five years from the date of grant. The restrictions on the shares lapse ratably over a five-year period as follows: 5,000 shares on June 4, 2014, 5,000 shares on June 4, 2015, 5,000 shares on June 4, 2016, 5,000 shares on June 4, 2017 and 5,000 shares on June 4, 2018. The compensation expense related to this restricted stock award is expected to be $1,245,000 and will be recognized, commencing on the grant date, over the next five years.

During the thirty-nine week period ended December 23, 2012, the Company granted 50,000 shares of restricted stock at a fair value of $29.29 per share representing the closing price on the date of grant, which will be fully vested four years from the date of grant. Upon grant, 10,000 shares immediately vested and 10,000 shares vested on November 1, 2013, the restrictions on the remaining 30,000 shares vest ratably over a three-year period as follows: 10,000 shares on November 1, 2014, 10,000 shares on November 1, 2015 and 10,000 shares on November 1, 2016.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012

Stock options	$56	$56	$168	$168
Restricted stock	136	329	362	329
Total compensation cost	$192	$385	$530	$497

Stock options outstanding:

Transactions with respect to stock options for the thirty-nine weeks ended December 29, 2013 are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 31, 2013	429,500	$13.29	2.73	$12,437,000

Granted	-	-	-	-
Expired	-	-	-	-
Exercised	(107,500)	$9.66	-	-

Options outstanding at December 29, 2013	322,000	$14.51	2.22	$11,693,000

Options exercisable at December 29, 2013	233,250	$13.27	2.13	$8,758,000

Restricted stock:

Transactions with respect to restricted stock for the thirty-nine weeks ended December 29, 2013 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 31, 2013	40,000	$29.29

Granted	25,000	$49.80
Vested	(10,000)	$29.29

Unvested restricted stock at December 29, 2013	55,000	$38.61

NOTE L – STOCKHOLDERS’ EQUITY

During the period from October 2001 through December 29, 2013, Nathan’s purchased a total of 4,584,941 shares of its common stock at a cost of approximately $53,660,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. Such amount includes the purchase of 5,378 shares at a cost of $262,000 during the thirty-nine week period ended December 29, 2013. At December 29, 2013, an aggregate of 314,018 shares can still be purchased under Nathan’s existing stock buy-back program.

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

The Company’s Board of Directors may redeem the 2013 Rights prior to the time they are triggered. Upon adoption of the 2013 Rights Plan, the Company initially reserved 10,188,600, subject to adjustment, shares of common stock for issuance upon exercise of the 2013 Rights. The 2013 Rights will expire on June 17, 2018 unless earlier redeemed or exchanged by the Company.

At December 29, 2013, the Company has reserved 10,153,959 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

On December 13, 2013, the Company and Mutual Securities, Inc. (“MSI”) entered into an agreement pursuant to which MSI has been authorized on the Company’s behalf to purchase shares of the Company’s common stock, $.01 par value having a value of up to an aggregate of five million dollars ($5,000,000), which purchases could commence on December 23, 2013. The agreement with MSI was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended in order to assist the Company in implementing its previously announced stock purchase plans and provides for the purchase of up to an aggregate of eight hundred thousand (800,000) shares.

NOTE M - COMMITMENTS AND CONTINGENCIES

1.     Commitments

At March 31, 2013, Nathan’s had open purchase commitments for hot dogs at a total cost of $5,000,000 which have been purchased between April and July 2013. The hot dogs purchased represented approximately 17.3% of Nathan’s actual usage during the fiscal 2014 period. At December 29, 2013, Nathan’s fulfilled its obligation pursuant to this purchase commitment and has not entered into any new purchase commitments during the fiscal 2014 period. However, Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

At March 31, 2013, Nathan’s had open construction contracts of approximately $2,000,000 in connection with the rebuilding of the Coney Island restaurant. At December 29, 2013, the construction at Coney Island had been completed and all of these contracts had been paid or have been accrued to be paid. We estimate that we will invest approximately $1,100,000 in connection with the redevelopment of our Yonkers restaurant in fiscal 2014 of which approximately $1,000,000 has been incurred through December 29, 2013.

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

The Company was also involved in the following legal proceeding:

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

NOTE N – SUPERSTORM SANDY

On October 29, 2012, Superstorm Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. Seventy-eight franchised restaurants, including 18 Branded Menu locations, were closed for varying periods of time, one of which remains closed. Our Company-owned restaurant in Oceanside, New York was closed for approximately two weeks. Our flagship Coney Island restaurant and our Coney Island Boardwalk restaurant were closed as a result of the storm. The Coney Island Boardwalk restaurant sustained minor damage and re-opened on March 18, 2013. The Coney Island restaurant incurred significant damage and re-opened on May 20, 2013. As a result of these damages, the Company incurred actual losses through March 31, 2013, of approximately $1,340,000, inclusive of amounts written off of $449,000 related to destroyed or damaged property and equipment and $42,000 of unsalable inventories.

As of December 29, 2013, the Company settled the property damage claim with its insurers and received payments of approximately $3,400,000, net of fees, from our insurer and used these proceeds towards the rebuilding of the Coney Island restaurant. In connection with the settlement of the property and casualty loss, the Company recognized a gain of approximately $2,801,000 during the quarter ended June 30, 2013.

We believe that we maintain adequate insurance coverage under our business interruption insurance policy to recover lost profits and ongoing costs incurred during the period of closure. As of September 29, 2013, the Company had submitted its claim under our business interruption insurance policy which exceeds approximately $745,000 that has been recorded for reimbursable on-going business expenses incurred while the restaurant was closed, and is included in accounts and other receivables in the accompanying balance sheet as the realization of the claim for loss recovery has been deemed to be probable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including any continued impact of Hurricane Sandy and the three-year drought in the Midwest, along with freezing temperatures during the winter causing a reduced supply of cattle), and continued increases in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of a new supply agreement for hot dogs with John Morrell & Co. and the termination in 2014 of our existing hot dog supply agreement with SMG and any issues arising from or related to the transition from SMG to John Morrell & Co. as our primary hot dog supplier; the ability to continue to attract franchisees; no material increases in the minimum wage; our ability to attract competent restaurant and managerial personnel; and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE; as well as those risks discussed from time to time in our Form 10-K annual report for the year ended March 31, 2013, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

On October 29, 2012, the Northeastern United States was hit by Superstorm Sandy which caused significant damage to our Flagship Coney Island location closing the restaurant for repair from October 29, 2012 until May 20, 2013. Additionally, we redeveloped our Yonkers restaurant which closed on November 25, 2012 and re-opened on November 18, 2013. These two events significantly impacted our results of operations and the comparability of restaurant operations during the thirteen week and thirty-nine periods reported.

At December 29, 2013, our restaurant system consisted of 305 Nathan’s franchised units, including 139 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 28 states, the Cayman Islands and nine foreign countries. At December 23, 2012, our restaurant system consisted of 308 Nathan’s franchised units, including 124 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, the Cayman Islands and seven foreign countries.

Nathan’s is also the owner of the Arthur Treacher’s brand. At December 29, 2013, the Arthur Treacher’s brand was being sold within 52 Nathan’s restaurants.

As described in our Annual Report on Form 10-K for the year ended March 31, 2013, our future results could be impacted by many developments including that the terms of our next primary license agreement for hot dogs are expected to be more favorable than our agreement with SMG which is scheduled to expire on March 1, 2014. In addition, our future operating results could be impacted by the cumulative effect that three years of drought has had on the cost of feed and the resulting decline in the supply of beef.

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

Results of Operations

Thirteen weeks ended December 29, 2013 compared to thirteen weeks ended December 23, 2012

Revenues

Total sales increased by 28.4% to $15,236,000 for the thirteen weeks ended December 29, 2013 (“third quarter fiscal 2014”) as compared to $11,862,000 for the thirteen weeks ended December 23, 2012 (“third quarter fiscal 2013”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 29.3% to $13,155,000 for the third quarter fiscal 2014 as compared to sales of $10,173,000 in the third quarter fiscal 2013. This increase was primarily attributable to a 19.8% increase in the volume of products ordered, the impact of a December 2013 price increase and a shift in the sales mix of products sold as compared to the third quarter fiscal 2013. Total Company-owned restaurant sales increased by $310,000 to $1,991,000 during the third quarter fiscal 2014 compared to $1,681,000 during the third quarter fiscal 2013. This sales increase was primarily attributed to operating the Coney Island restaurant throughout the third quarter fiscal 2014 as compared to five weeks of the third quarter fiscal 2013. During the third quarter fiscal 2013, our Coney Island restaurant was closed until May 2013 due to Superstorm Sandy. We also re-opened our Yonkers restaurant during the third quarter fiscal 2014 that was closed for redevelopment since November 2012. Other sales, primarily to Wal-Mart, were approximately $82,000 higher than the third quarter fiscal 2013.

Franchise fees and royalties were $1,385,000 in the third quarter fiscal 2014 as compared to $1,309,000 in the third quarter fiscal 2013. Total royalties were $1,116,000 in the third quarter fiscal 2014 as compared to $1,125,000 in the third quarter fiscal 2013. Royalties earned under the Branded Menu Program were $231,000 in the third quarter fiscal 2014 as compared to $213,000 in the third quarter fiscal 2013 due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $885,000 in the third quarter fiscal 2014 as compared to $912,000 in the third quarter fiscal 2013. Franchise restaurant sales decreased to $19,256,000 in the third quarter fiscal 2014 as compared to $20,488,000 in the third quarter fiscal 2013 primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 118 Nathan’s outlets, excluding sales under the Branded Menu Program) were $14,658,000 in the third quarter fiscal 2014 as compared to $14,942,000 in the third quarter fiscal 2013.

At December 29, 2013, 305 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 303 domestic and international franchised or Branded Menu Program franchise outlets at December 23, 2012. Total franchise fee income was $269,000 in the third quarter fiscal 2014 compared to $184,000, including cancellation fees of $40,000 and $61,000 in the third quarter fiscal 2014 and the third quarter fiscal 2013, respectively. Domestic franchise fee income was $176,000 in the third quarter fiscal 2014 compared to $26,000 in the third quarter fiscal 2013. International franchise fee income was $53,000 in the third quarter fiscal 2014, compared to $97,000 during the third quarter fiscal 2013. During the third quarter fiscal 2014, nine new franchised outlets opened, including two locations in Moscow and one location in Mexico. During the third quarter fiscal 2013, six new franchised outlets opened, including our first location in Turkey and three Branded Menu Program outlets.

License royalties were $1,826,000 in the third quarter fiscal 2014 as compared to $1,753,000 in the third quarter fiscal 2013. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 2.0% to $1,366,000 from $1,339,000 in the third quarter fiscal 2014. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $963,000 during the third quarter fiscal 2014 as compared to $982,000 during the third quarter fiscal 2013. The decline in royalties from SMG during the third quarter is due to the reduced production by SMG, on which our royalties are based. We are in the final months of the license agreement with SMG that will not be renewed. In March 2014, our new license agreement will commence with John Morrell & Co. becoming Nathan’s exclusive licensee to manufacture and sell branded hot dog, sausage and corned beef products at retail. Royalties earned from John Morrell & Co. pursuant to our prior license agreement, substantially from sales of hot dogs to Sam’s Club, were $403,000 during the third quarter fiscal 2014 as compared to $357,000 during the third quarter fiscal 2013. This increase was due primarily to higher sales to Sam’s Club. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $46,000, during the third quarter fiscal 2014, as compared to the third quarter fiscal 2013.

Interest income was $68,000 in the third quarter fiscal 2014 as compared to $90,000 in the third quarter fiscal 2013, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

Other income of $18,000 in the third quarter fiscal 2014 as compared to $11,000 in the third quarter fiscal 2013 relates primarily to a sublease of a non-franchised restaurant.

Costs and Expenses

Overall, our cost of sales increased by $2,961,000 to $12,779,000 in the third quarter fiscal 2014 as compared to $9,818,000 in the third quarter fiscal 2013. Our gross profit (representing the difference between sales and cost of sales) was $2,457,000 or 16.1% of sales during the third quarter fiscal 2014 as compared to $2,044,000 or 17.2% of sales during the third quarter fiscal 2013. The margin decline was primarily due to the impact of a higher average cost per pound of hot dogs for our Branded Product Program and higher cost of sales in the Company-owned restaurants primarily due to the costs of re-opening the Yonkers restaurant.

Cost of sales in the Branded Product Program increased by approximately $2,629,000 during the third quarter fiscal 2014 as compared to the third quarter fiscal 2013, primarily as a result of the higher sales volume and the approximately 10.2% increased average cost per pound of our hot dogs. During the third quarter fiscal 2014, the market cost of our hot dogs remained high after the increase in the beef trimmings markets that occurred during August and September 2013. All of Nathan’s hot dogs were purchased at prevailing market prices during the third quarter fiscal 2014 and the third quarter fiscal 2013. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. We expect to be able to pass on the recent cost increases through price increases, many of which have already occurred.

With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2014 was $1,361,000 or 68.4% of restaurant sales, as compared to $1,096,000 or 65.2% of restaurant sales in the third quarter fiscal 2013 due in part to higher sales at our Company-owned restaurants. Costs as a percentage of sales increased due primarily to the costs incurred in re-opening the Yonkers restaurant.

Restaurant operating expenses were $741,000 in the third quarter fiscal 2014 as compared to $462,000 in the third quarter fiscal 2013. The increase in restaurant operating costs was primarily due to the impact of ongoing occupancy and insurance costs at the Coney Island and Oceanside restaurants after Superstorm Sandy during the third quarter fiscal 2013 that Nathan’s expects to recover as part of our business interruption claim. In connection with our October 2013 insurance renewal, we expect to incur a significant increase in insurance costs, primarily property insurance, as a result of the impact that Superstorm Sandy had on the insurance marketplace. Although utility costs have been consistent during the two fiscal periods, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $306,000 in the third quarter fiscal 2014 as compared to $215,000 in the third quarter fiscal 2013. This increase is primarily attributable to the higher depreciation in connection with our redevelopment of the Coney Island restaurant.

General and administrative expenses increased by $210,000 or 7.8% to $2,898,000 in the third quarter fiscal 2014 as compared to $2,688,000 in the third quarter fiscal 2013. The increase in general and administrative expenses was primarily due to higher marketing and travel expenses of $111,000, professional fees of $75,000 and manager training expenses of $14,000 in connection with the re-opening of our Yonkers restaurant partly offset by lower compensation costs, including stock-based compensation and payroll related taxes of $58,000.

Interest expense of $112,000 in the third quarter fiscal 2013 represented accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. In connection with its appeal, on March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. On July 24, 2013, we satisfied the judgment, in full settlement of this matter and no additional interest will accrue on this judgment.

Provision for Income Taxes

In the third quarter fiscal 2014, the income tax provision was $702,000 or 38.8% of earnings before income taxes as compared to $668,000 or 38.6% of income before income taxes in the third quarter fiscal 2013. Nathan’s effective tax rate was reduced by 1.5% during the third quarter fiscal 2014 and reduced by 2.1% during the third quarter fiscal 2013, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.3% for the third quarter fiscal 2014 and 40.7% for the third quarter fiscal 2013. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $67,000 during the remainder of fiscal 2014.

Results of Operations

Thirty-nine weeks ended December 29, 2013 compared to thirty-nine weeks ended December 23, 2012

Revenues

Total sales increased by 13.4% to $52,003,000 for the thirty-nine weeks ended December 29, 2013 (“fiscal 2014 period”) as compared to $45,875,000 for the thirty-nine weeks ended December 23, 2012 (“fiscal 2013 period”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 20.3% to $40,256,000 for the fiscal 2014 period as compared to sales of $33,464,000 in the fiscal 2013 period. This increase was primarily attributable to a 17.1% increase in the volume of products ordered, the impact of a December price increase as well as a shift in the sales mix of products sold as compared to the fiscal 2013 period. Total Company-owned restaurant sales decreased by $842,000 to $11,536,000 during the fiscal 2014 period compared to $12,378,000 during the fiscal 2013 period. This decrease was primarily attributed to the sales decline at our Yonkers restaurant, which was closed for redevelopment from November 2012 until November 2013, and at our Flagship Coney Island restaurant which was closed during April and May 2013. Last year, our Flagship Coney Island restaurant was closed as a result of Superstorm Sandy for the last eight weeks of the fiscal 2013 period. The negative sales impact of both restaurants due to the closed periods was approximately $1,606,000. This decline was partly offset by higher sales of approximately $876,000 at our two Coney Island locations for the comparative weeks of operations during the fiscal 2014 period as compared to the fiscal 2013 period. Sales at our seasonal Boardwalk restaurant in Coney Island were approximately 16.8% higher for the comparative thirty weeks of operations during the fiscal 2014 period as compared to the fiscal 2013 period.

Franchise fees and royalties were $4,248,000 in the fiscal 2014 period as compared to $4,247,000 in the fiscal 2013 period. Total royalties were $3,749,000 in the fiscal 2014 period as compared to $3,795,000 in the fiscal 2013 period. Royalties earned under the Branded Menu Program were $762,000 in the fiscal 2014 period as compared to $687,000 in the fiscal 2013 period due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $2,987,000 in the fiscal 2014 period as compared to $3,108,000 in the fiscal 2013 period. Franchise restaurant sales decreased to $66,016,000 in the fiscal 2014 period as compared to $69,358,000 in the fiscal 2013 period primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 116 Nathan’s outlets, excluding sales under the Branded Menu Program) were $48,624,000 in the fiscal 2014 period as compared to $49,122,000 in the fiscal 2013 period, a decrease of 1.0%.

At December 29, 2013, 305 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 303 domestic and international franchised or Branded Menu Program franchise outlets at December 23, 2012. Total franchise fee income was $499,000 in the fiscal 2014 period, including $40,000 of cancellation fees compared to $452,000 in the fiscal 2013 period, including $99,000 of cancellation fees. Domestic franchise fee income was $294,000 in the fiscal 2014 period compared to $165,000 in the fiscal 2013 period. International franchise fee income was $165,000 in the fiscal 2014 period, compared to $188,000 during the fiscal 2013 period. During the fiscal 2014 period, 26 new franchised outlets opened, including eight locations in Moscow and six Branded Menu Program outlets. During the fiscal 2013 period, 29 new franchised outlets opened, including our first two mobile trucks, our first location in Turkey, our sixth restaurant in the Dominican Republic and fifteen Branded Menu Program outlets, including ten units operated by Kmart.

License royalties were $6,242,000 in the fiscal 2014 period as compared to $6,104,000 in the fiscal 2013 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements were $4,836,000 in the fiscal 2014 period as compared to $4,838,000 in the fiscal 2013 period. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $3,621,000 during the fiscal 2014 period as compared to $3,781,000 during the fiscal 2013 period. The decline in royalties from SMG is due primarily to the reduced production by SMG, on which our royalties are based. We are in the final months of the license agreement with SMG. In March 2014, our new license agreement will commence with John Morrell & Co. becoming Nathan’s exclusive licensee to manufacture and sell branded hot dog, sausage and corned beef products at retail. Royalties earned from John Morrell & Co. pursuant to our prior license agreement, substantially from sales of hot dogs to Sam’s Club, were $1,215,000 during the fiscal 2014 period as compared to $1,057,000 during the fiscal 2013 period. This increase is due primarily to the effect of a temporary royalty concession on sales to Sam’s Club during the fiscal 2013 period partly offset by reduced sales to foodservice. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $140,000, during the fiscal 2014 period, as compared to the fiscal 2013 period.

Interest income was $246,000 in the fiscal 2014 period as compared to $290,000 in the fiscal 2013 period, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

Insurance gain of $2,801,000 during the fiscal 2014 period represents the difference between insurance proceeds received and the historical net book value of assets destroyed at our Flagship Coney Island restaurant and demolition costs resulting from Superstorm Sandy (See note N).

Other income of $56,000 in the fiscal 2014 period as compared to $51,000 in the fiscal 2013 period relates primarily to a sublease of a non-franchised restaurant.

Costs and Expenses

Overall, our cost of sales increased by $5,842,000 to $41,558,000 in the fiscal 2014 period as compared to $35,716,000 in the fiscal 2013 period. Our gross profit (representing the difference between sales and cost of sales) was $10,445,000 or 20.1% of sales during the fiscal 2014 period as compared to $10,159,000 or 22.1% of sales during the fiscal 2013 period. The margin decline was primarily due to the impact of a higher average cost per pound of hot dogs for our Branded Product Program during the fiscal 2014 period.

Cost of sales in the Branded Product Program increased by approximately $6,179,000 during the fiscal 2014 period as compared to the fiscal 2013 period, primarily as a result of the higher sales volume in addition to the approximately 6.1% increased average cost per pound of our hot dogs. During the fiscal 2014 period, the market cost of our hot dogs was approximately 7.4% higher than during the fiscal 2013 period due primarily to an increase in the beef trimmings markets since August 2013. During the fiscal 2014 period, our purchase commitments yielded savings of approximately $198,000. During the fiscal 2013 period, our purchase commitments to acquire hot dogs increased cost by approximately $142,000 due primarily to the unexpected decline in the market cost of one of the beef components during the fiscal 2013. During the fiscal 2014 period, approximately 17.3% of our product was purchased pursuant to our purchase commitments as compared to approximately 18.3% during the fiscal 2013 period. The purchase commitments lowered our costs by approximately $0.014 per pound during the fiscal 2014 period and increased our costs by approximately $0.011 per pound during the fiscal 2013 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. Currently, we expect to be able to pass on the recent cost increases through price increases, many of which have already occurred.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2014 period was $6,365,000 or 55.2% of restaurant sales, as compared to $6,829,000 or 55.2% of restaurant sales in the fiscal 2013 period due primarily to lower sales at our Company-owned restaurants. Costs as a percentage of sales were flat, despite the higher costs incurred in re-opening the Coney Island and Yonkers restaurants. On December 31, 2013, the New York minimum wage increased to $8.00 which amounted to a 4.6% average salary increase for our employees that were affected. We estimate that this increase in minimum wage could increase our restaurant cost of sales by approximately 0.5% of restaurant sales if prices remain the same.

Restaurant operating expenses were $2,432,000 in the fiscal 2014 period as compared to $2,390,000 in the fiscal 2013 period. The increase in restaurant operating costs results primarily from the impact of ongoing occupancy and insurance costs at the Coney Island and Oceanside restaurants affected by Superstorm Sandy during the third quarter fiscal 2013 that Nathan’s expects to recover as part of our business interruption claim. We have also incurred higher percentage rent on the increased sales at the Boardwalk location. In connection with our October 2013 insurance renewal, we expect to incur a significant increase in insurance costs, primarily property insurance, due to the impact of Superstorm Sandy on the insurance marketplace. Utility costs of the three restaurants operating for comparative periods increased by approximately 4.9% from the fiscal 2013 period to the fiscal 2014 period. We continue to be concerned about the volatile market conditions for oil and natural gas. These increased costs were partially offset by lower restaurant operating costs at our Yonkers restaurant during the period of closure.

Depreciation and amortization was $845,000 in the fiscal 2014 period as compared to $756,000 in the fiscal 2013 period. This increase is primarily attributable to the increased depreciation at the Coney Island restaurant. Since re-opening our Coney Island restaurant, we have incurred higher depreciation of approximately $70,000 and expect to incur higher depreciation of approximately $180,000 per annum in connection with the costs of renovation. We also expect to incur approximately $136,000 of depreciation per annum in connection with the redevelopment of the Yonkers restaurant.

General and administrative expenses increased by $910,000 or 12.0% to $8,519,000 in the fiscal 2014 period as compared to $7,609,000 in the fiscal 2013 period. The increase in general and administrative expenses was primarily due to increased compensation costs, including stock-based compensation and payroll related taxes of $585,000, professional fees of $104,000, marketing and travel expense of $99,000 and manager training expenses of $41,000 in connection with the re-opening of our Coney Island and Yonkers restaurants.

Interest expense of $135,000 in the fiscal 2014 period and $333,000 in the fiscal 2013 period represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. On March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. On July 24, 2013, we satisfied the judgment, in full settlement of this matter and no additional interest will accrue on this judgment.

The Company recognized an other-than-temporary impairment charge on its long-term investment of $400,000 in the fiscal 2014 period based on management’s assessment of the future recoverability of the investment.

Provision for Income Taxes

In the fiscal 2014 period, the income tax provision was $4,598,000 or 39.3% of earnings before income taxes as compared to $3,850,000 or 39.4% of income before income taxes in the fiscal 2013 period. Nathan’s effective tax rate was reduced by 0.8% during the fiscal 2014 period and reduced by 1.2% during the fiscal 2013 period, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.1% for the fiscal 2014 period and 40.6% for the fiscal 2013 period. Nathan’s estimates that its unrecognized tax benefits and the related accrued interest and penalties could be further reduced by up to $67,000 during the remainder of fiscal 2014.

Off-Balance Sheet Arrangements

At March 31, 2013, Nathan’s had open purchase commitments for hot dogs at a total cost of $5,000,000 purchased between April and July 2013. The hot dogs purchased represented approximately 17.3% of Nathan’s actual usage during the fiscal 2014 period. At December 29, 2013, Nathan’s had fulfilled its obligation pursuant to this purchase commitment and has not entered into any new purchase commitments during the fiscal 2014 period. However, Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available. We estimate that we will invest approximately $1,100,000 in connection with the redevelopment of our Yonkers restaurant in fiscal 2014 of which approximately $1,000,000 has been incurred through December 29, 2013.

Liquidity and Capital Resources

Cash and cash equivalents at December 29, 2013 aggregated $18,121,000, a $4,718,000 increase during the fiscal 2014 period. At December 29, 2013, marketable securities were $11,297,000 compared to $12,307,000 at March 31, 2013 and net working capital increased to $34,238,000 from $27,525,000 at March 31, 2013.

Cash used in operations of $1,458,000 in the fiscal 2014 period is primarily attributable to net income of $7,109,000 in addition to other non-cash operating items of $284,000. However, changes in Nathan’s operating assets and liabilities decreased cash by $8,851,000, primarily resulting from the payment of $6,009,000, in satisfaction of the SMG litigation, inclusive of interest of $135,000, increased accounts and other receivables, net of $2,445,000 and increased prepaid and other current assets of $728,000 partially offset by increased accounts payable, accrued expenses and other current liabilities of $224,000. The increase in accounts and other receivables is primarily due to increased Branded Product Program sales, seasonal advances made to the franchise system advertising fund, and increased operating costs from our Coney Island restaurant that are expected to be reimbursed pursuant to our business interruption policy. The increase in prepaid expenses primarily relates to higher prepaid estimated income taxes and insurance which were partly offset by the utilization of prepaid sponsorships.

Cash provided by investing activities was $5,027,000 in the fiscal 2014 period. We received cash proceeds of $2,711,000 for the settlement of our property claim for the damage incurred primarily at our Flagship Coney Island restaurant and $2,890,000 from the redemption of maturing available-for-sale securities. On July 24, 2013, SMG, Inc. withdrew $6,009,000 from the restricted cash account, satisfying the judgment of the SMG damages award. We incurred capital expenditures of $4,229,000 primarily in connection with the rebuilding of our Flagship Coney Island and Yonkers restaurants and our Branded Product Program, and funded interest of $135,000 into the restricted cash account. We estimate we will invest approximately $1,100,000 in connection with the redevelopment of our Yonkers restaurant during fiscal 2014 of which approximately $1,000,000 had been incurred through December 29, 2013.We purchased available-for-sale securities of $2,219,000.

Cash provided by financing activities of $1,149,000 in the fiscal 2014 period includes the expected realization of the tax benefits associated with employee stock option exercises of $1,658,000 and proceeds from the exercise of employee stock options of $525,000 which were reduced by $772,000 for the payment of withholding tax on the net share settlement exercise of employee stock options. We repurchased treasury stock in the amount of $262,000.

During the period from October 2001 through December 29, 2013, Nathan’s purchased a total of 4,584,941 shares of its common stock at a cost of approximately $53,660,000, including 5,378 shares of treasury stock costing $262,000 during fiscal 2014 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

An aggregate of 314,018 shares can still be purchased under Nathan’s existing stock buy-back program, as of December 29, 2013. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at December 29, 2013 aggregating $18,121,000, and marketable securities of $11,297,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. We may continue to return capital to our stockholders through stock repurchases, although there is no assurance the Company will make any repurchases under its existing stock-repurchase plan. Since March 26, 2007, to date, we have repurchased 2,693,841 shares at a total cost of approximately $46,502,000, reducing the number of shares then-outstanding by 44.8%.

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

At December 29, 2013, there were three properties that we lease from third parties which we sublease to three franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

			Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$3,995	$1,370	$1,425	$800	$400
Operating Leases (a)	16,697	1,807	3,341	3,404	8,145
Gross Cash Contractual Obligations	20,692	3,177	4,766	4,204	8,545
Sublease Income	3,154	431	544	524	1,655
Net Cash Contractual Obligations	$17,538	$2,746	$4,222	$3,680	$6,890

At December 29, 2013 Nathan’s had no outstanding purchase commitment to acquire hot dogs.

a)

Nathan’s terminated its lease for the Yonkers restaurant which closed on November 25, 2012 and entered a new lease for a new restaurant in the same area. The new Yonkers restaurant commenced operations November 18, 2013. We estimate that we will invest approximately $1,100,000 in connection with the redevelopment of our Yonkers restaurant in fiscal 2014 of which approximately $1,000,000 has been incurred through December 29, 2013.

b)

At December 29, 2013, the Company had unrecognized tax benefits of $316,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $34,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not possible.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since the fiscal 2004 period. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. Beginning in January 2010, the cost of hot dogs continued to increase until the summer of 2012, when the market price of “fresh 50’s” unexpectedly dropped significantly. Since then, the cost of this product has rebounded. The market price of hot dogs during the fiscal 2014 period was approximately 7.4% higher than the fiscal 2013 period, however, the market price of hot dogs was approximately 10.2% higher in the third quarter fiscal 2014 than the third quarter fiscal 2013. The fiscal 2013 price of hot dogs was approximately 0.01% higher than fiscal 2012. These increases are in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2014. In addition, beef prices continue to be extremely volatile due to the record high corn prices, as a result of the lingering effect of the drought in the Midwest during 2012. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and increased insurance costs resulting from the hardening of the insurance markets.

In March 2010, the Federal government passed new legislation to reform the U.S. health care system. As part of the plan, employers will be expected to provide their employees with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we may be forced to expand healthcare coverage in 2014 or incur new penalties beginning January 2015 which may increase our health care costs.

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. On March 29, 2013, Governor Cuomo of New York signed legislation to increase in New York’s minimum wage to $9.00 per hour by December 31, 2015. The New York minimum wage increased to $8.00 on December 31, 2013 and will increase to $8.75 and $9.00 per hour on December 31, 2014 and December 31, 2015, respectively. The impact of the New York minimum wage increase on the Company amounted to a 4.6% average salary increase for our employees that were affected. On November 5, 2013, the New Jersey Minimum Wage Increase Amendment was affirmatively voted in favor in the general election increasing the New Jersey minimum wage to $8.25 per hour, with annual cost of living increases. Effective January 1, 2013, ten states increased their minimum wage up to a low of $7.35 to a high of $9.19. In addition, there have been recent protests in the City of New York and other municipalities relating to compensation at fast food restaurants. We estimate that this increase in minimum wage has the potential to increase our restaurant cost of sales by approximately 50 bps if prices remain the same. Although we only operate five Company-owned restaurants, we believe that ongoing increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees.

Continued increases in labor, food and other operating expenses, including health care, could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” and our Form 10-K for our fiscal year ended March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 29, 2013, Nathan’s cash and cash equivalents aggregated $18,121,000. Earnings on this amount of cash and cash equivalents would increase or decrease by approximately $45,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 29, 2013, the market value of Nathan’s marketable securities aggregated $11,297,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value. As additional notes mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $28,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at December 29, 2013 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$11,308	$11,308	$11,305	$11,297	$11,291	$11,284	$11,278

Borrowings

At December 29, 2013, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. Beginning in January 2010, the cost of hot dogs has continued to increase until the summer of 2012, when the market price of “fresh 50’s” unexpectedly dropped significantly. Since then, the cost of this product has rebounded. The market price of hot dogs during the fiscal 2014 period was approximately 7.4% higher than the fiscal 2013 period, however, the market price of hot dogs was approximately 10.2% higher in the third quarter fiscal 2014 than the third quarter fiscal 2013. The fiscal 2013 price of hot dogs was approximately 0.01% higher than fiscal 2012. These increases are in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We have attempted to enter into purchase commitments for hot dogs from time to time in order to reduce the impact of increasing market prices. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 29, 2013 would have increased or decreased our cost of sales by approximately $3,670,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirty-nine weeks ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2013 October 27, 2013	-	-	-	319,396
October 28, 2013 November 24, 2013	-	-	-	319,396
November 25, 2013 December 29, 2013	5,378	$48.7752	5,378	314,018
Total	5,378	$48.7752	5,378	314,018

A) Represents the Company’s fiscal periods during the quarter ended December 29, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 7, 2014	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2014	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

30