Form 10-K
period 2014-03-30
NATHANS FAMOUS INC
filed 2014-06-13
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2014

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 29, 2013 - was approximately $172,753,000.

As of June 6, 2014, there were outstanding 4,464,321 shares of Common Stock, par value $.01 per share.

     DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the three-year drought in the Midwest, along with freezing temperatures during the winter causing a reduced supply of cattle and any continued impact of Superstorm Sandy), and continued increases in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; the collectability of receivables; changes in consumer tastes; the status of our licensing and supply agreements, any issues arising from or related to the transition from SMG to John Morrell & Co. as our primary hot dog supplier and the termination in March 2014 of our previous hot dog supply agreement with SMG; the ability to continue to attract franchisees; labor costs including no material increases in the minimum wage or the impact of new union contracts; our ability to attract competent restaurant and managerial personnel; the impact of changes in the economic relationship between the United States and Russia; and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE; as well as those risks discussed from time to time in this Form 10-K annual report for the year ended March 30, 2014, and in other documents which we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Item 1.	Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treacher’s Corp.

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. The Company considers itself to be in the foodservice industry, and has pursued co-branding and co-hosting initiatives. Our major channels of distribution are as follows:

●

Operating quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, and a variety of other menu offerings, which operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant which opened in 1916.

●

Our Franchise program, including the Branded Menu Program. The Branded Menu Program enables qualified foodservice operators to offer a menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings and other Nathan’s Famous menu offerings.

●

The Branded Product Program which allows foodservice operators to prepare and sell Nathan’s World Famous Beef Hot Dogs and certain other proprietary products outside of the realm of a traditional franchise relationship while making limited use of the Nathan’s Famous trademarks.

●

A licensing program, which authorizes various third parties to manufacture, market and distribute various bulk and packaged products bearing the Nathan’s Famous trademarks to food service customers as well as retail customers through supermarkets, club stores and other grocery-type outlets.

We also own, through our subsidiary NF Treacher’s Corp., the Arthur Treacher’s brand and trademarks. We use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. During fiscal 2014, we entered into our first multi-unit Branded Menu Program agreement with a qualified foodservice operator for inclusion in non-Nathan’s facilities and may seek to further market this program in the future.

In recent years, our primary focus has been to expand the market penetration of the Nathan’s Famous brand. Specifically, we have sought to increase the number of points of brand representation and product sales throughout our various channels of distribution. In this regard, we have concentrated our efforts on:

●	expanding the number of foodservice locations participating in the Nathan’s Famous Branded Product Program;

●

expanding the number of domestic franchised Nathan’s Famous restaurant units through the opening of new and innovative types of locations, such as through the Branded Menu Program, as well as the development of an international franchising program;

●	expanding our licensing programs for packaged Nathan’s Famous products through new product introductions and geographic expansion; and

●	operating our existing Company-owned restaurants.

As a result of our efforts to expand the Nathan’s Famous brand, as of March 30, 2014:

●

our Nathan’s Famous restaurant system consisted of 324 franchised units and five Company-owned units (including one seasonal unit) located in 28 states, the Cayman Islands, and eight foreign countries;

●

our Nathan’s Famous Branded Product Program distributes our Nathan’s World Famous Beef Hot Dogs throughout all 50 states, the District of Columbia, Puerto Rico, Canada, the US Virgin Islands, Guam and Mexico; and

●	Nathan’s Famous packaged hot dogs and other products continued to be offered for sale within approximately 33,000 supermarkets and club stores in 45 states.

Our revenues are generated primarily from sales of products sold through our Branded Product Program and within our Company-owned restaurants, as well as from the royalties, fees and other sums we earn from our franchising and licensing activities.

We plan to expand the scope and market penetration of our Branded Product and Branded Menu Programs, further develop the restaurant operations of existing Nathan’s Famous franchised and Company-owned outlets, open new Nathan’s Famous franchised outlets in traditional or captive market environments and expand the Nathan’s Famous retail licensing programs. We also plan to further expand our international presence through our franchise, Branded Products, Branded Menu and retail licensing programs. We may also selectively consider opening new Company-owned restaurants.

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

Restaurant Operations

Currently, our restaurant operations are comprised predominantly of Nathan’s Famous restaurants, which have been co-branded with Arthur Treacher’s and Kenny Rogers Roasters menu items in 51 and 34 units, respectively.

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

Nathan’s World Famous Beef Hot Dogs are flavored with its secret blend of spices provided by Ida Handwerker in 1916, which historically have distinguished Nathan’s World Famous Beef Hot Dogs. Our hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 97 years in our Company-owned and franchised restaurants. Our signature crinkle-cut French fries, cooked in 100% trans-fat-free oil, are featured at each Nathan’s restaurant. We believe the majority of sales in our Company-owned units consist of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.

Individual Nathan’s restaurants supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices including: char-grilled hamburgers, crispy chicken tenders, crispy chicken and char-grilled chicken sandwiches, Philly cheese steaks, selected seafood items, a breakfast menu and assorted desserts and snacks. We use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. While the number of supplemental menu items carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Each supplemental menu option consists of a number of individual items; for example, the hamburger menu may include char-grilled bacon cheeseburgers, double-burgers and super cheeseburgers. We seek to maintain the same quality standard with each of Nathan’s supplemental menus as we do with Nathans’ core hot dog and French fries menu. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. Nathan’s also has a “Kids Meal” program in which various menu alternatives are combined with toys designed to appeal to the children’s market. Soft drinks, iced tea, coffee and old fashioned lemonade and orangeade are also offered. The Company continually evaluates new products. In the course of its evaluations, the Company seeks to respond to changing consumer trends, including a trend toward perceived “healthier” products. In addition to its well-established, signature products, the Company offers for sale in many of its restaurants up to seven chicken products, six fish products, and five salad and soup products.

Nathan’s restaurant designs are available in a range of sizes from 300 to 4,000 square feet. We have also developed various Nathan’s carts, kiosks, mobile food trucks and modular units. Our smaller units may not have customer seating areas, although they may often share seating areas with other fast food outlets in food court settings. Other units generally provide seating for 45 to 125 customers. Carts, kiosks and modular units generally carry only the core menu. This menu is supplemented by a number of other menu selections in our other restaurant types.

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

Arthur Treacher’s Fish-n-Chips Concept and Menu

Arthur Treacher’s Fish-n-Chips, Inc. was originally founded in 1969. Arthur Treacher’s main product is its “Original Fish-n-Chips,” consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal “hush puppies.” We own all trademarks and other intellectual property relating to the Arthur Treacher’s and granted a limited license to the seller for the use of the Arthur Treacher’s intellectual property. Full menu restaurants emphasize the preparation and sale of batter-dipped fried seafood and chicken dishes served in a quick-service environment.

Kenny Rogers Roasters

We have the right to use the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the Nathan’s Famous and Miami Subs restaurants existing at April 23, 2008, where the Kenny Rogers products had already been introduced.

Franchise Operations

At March 30, 2014, our Nathan’s franchise system, including our Branded Menu Program, consisted of 324 units operating in 28 states, the Cayman Islands, and eight foreign countries.

Our franchise system includes among its 146 franchisees such well-known companies as HMS Host, Compass Group USA, Inc., Gourmet Dining Services, Inc., Delaware North, Areas USA FLTP, LLC, CulinArt, Cinemark Theaters, National Amusements, Hershey Entertainment and Six Flags Theme Parks. We continue to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During our fiscal year ended March 30, 2014, no single franchisee accounted for over 10% of our consolidated revenue. At March 30, 2014, HMS Host operated 17 franchised outlets, including three units at airports, 13 units within highway travel plazas and one unit within a mall. Additionally, at March 30, 2014, HMS Host operated 40 locations featuring Nathan’s products pursuant to our Branded Product Program. At March 30, 2014, there were also 38 Kmart locations and 44 Brusters Real Ice Cream shops selling Nathan’s products under our Branded Menu Program.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us to be applied on a system-wide basis. We regularly monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During fiscal 2014, franchisees opened 21 new Nathan’s Famous franchised units in the United States (including seven Branded Menu Program units), and 35 units internationally. In February 2014, we terminated our Development Agreement in Canada and entered into a new agreement consisting of Foodservice Programs and a Retail Participation Program. As a result of the termination, the Master Franchisee, no longer has the exclusive right to develop restaurants, either direct owned or franchised, or to operate a retail program. Instead, the Master Franchisee may act as our sales agent to prospective restaurant operators for Nathan’s, in Canada.

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

As of March 30, 2014, the Nathan’s Branded Menu Program was comprised of 134 outlets, which included 38 Nathan’s Famous Branded Products within K-Marts and 44 Nathan’s Famous Branded Products within Brusters Real Ice Cream shops, a premium ice cream franchisor headquartered in Western Pennsylvania with approximately 200 company-owned and franchised ice cream shops located largely in the southeast United States.

Arthur Treacher’s

We are the sole owner of all rights to the Arthur Treacher’s brand and the exclusive franchisor of the Arthur Treacher’s restaurant system (subject to a limited license granted to PAT Franchise Systems, Inc. (“PFSI”) in Indiana, Michigan, Ohio, and Pennsylvania, (“the PFSI Markets”). Accordingly, we have no obligation to pay fees or royalties to PFSI in connection with our use of the Arthur Treacher’s intellectual property. Similarly, PFSI has no obligation to pay fees or royalties to us in connection with its use of the Arthur Treacher’s intellectual property within the PFSI Markets. As a result of PFSI’s failure to satisfy the Development Schedules for each of the territories, all future development rights have reverted to Nathan’s.

As of March 30, 2014, Arthur Treacher’s co-branded operations were included within 51 Nathan’s Famous restaurants. Historically, our primary intention was to continue including co-branded Arthur Treacher’s operations within our Nathan’s Famous restaurants and explore alternative distribution channels for Arthur Treacher’s products. The Branded Menu Program was extended on an opportunistic basis to include certain Arthur Treacher’s products to Nathan’s operators. During fiscal 2014, we entered into our first Arthur Treacher’s Branded Menu Program agreement allowing a non-Nathan’s restaurant to market the Arthur Treacher’s products. The development agreement provides for up to 55 locations in the Rochester, New York area. The agreement requires opening fees be conveyed to Nathan’s in addition to ongoing royalties based on the proprietary products purchased. The first location opened on March 9, 2014. We may seek to expand the opportunity for an Arthur Treacher’s Branded Menu Program and may explore a franchising program focused on the expansion of traditional, full-menu Arthur Treacher’s restaurants outside of the PFSI Markets in the future.

Company-owned Nathan’s Restaurant Operations

As of March 30, 2014, we operated five Company-owned Nathan’s units, including one seasonal location, in New York. Our Coney Island flagship location was rebuilt and re-opened on May 20, 2013 after suffering severe damage as a result of Superstorm Sandy on October 29, 2012. Our Yonkers location, re-opened on November 18, 2013 pursuant to a new lease, after being closed for renovation since November 2012. Our Company-owned restaurants range in size from approximately 3,500 square feet to 10,000 square feet, which are generally free-standing buildings and have seating to accommodate between 60 and 125 customers. These restaurants are open seven days a week on a year-round basis and are designed to appeal to consumers of all ages. In March 2012, we relocated our seasonal restaurant to a more prominent location on the Coney Island Boardwalk. We have entered into agreements to terminate our current lease and relocate to a smaller location within the immediate area in Oceanside, NY. These agreements are contingent upon the landlord obtaining the necessary permit and variances from the building department. We expect to operate at the current location through November 2014, and are seeking to open in the new location in March 2015. We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards.

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

International Development

As of March 30, 2014, Nathan’s Famous franchisees operated 61 units in eight foreign countries, and the Cayman Islands, having significant operations within Russia and Kuwait. During fiscal 2014 we opened 35 new units internationally, including 34 franchise locations in Russia and our second location in Mexico. Of the locations opened in Russia, 22 units were operated at the Sochi Olympics. Although some of the Sochi locations have closed, we expect that the majority of those temporary units will be relocated to permanent locations.

In February 2014, we terminated our Development Agreement in Canada and entered into a new agreement consisting of Foodservice Programs and a Retail Participation Program. As a result of the termination, the Master Franchisee, no longer has the exclusive right to develop restaurants, either directly owned or franchised, or to operate a retail program. Instead, the Master Franchisee may act as our sales agent to prospective restaurant operators on behalf of Nathan’s, and if successfully opened, would receive a fee equal to 20% of any opening fee and ongoing royalties actually earned and collected during the term. The Master Franchisee also has the exclusive right to license approved foodservice operators to participate in the Nathan’s Branded Menu Program. The Master Franchisee is then obligated to pay Nathan’s 35% of all initial fees, subject to a minimum, and 35% of all rebates earned. Additionally, Nathan’s has licensed to John Morrell & Co. the exclusive right to distribute, market and sell consumer packages of “Nathan’s Famous” hot dogs through retail channels throughout Canada. Nathan’s has also agreed to pay 20% of its license royalties earned in Canada to the Master Franchisee for 15 years.

As of March 30, 2014, we have executed Master Franchise Agreements and Retail Distribution Agreements throughout Costa Rica and Lisbon, Portugal and have received non-refundable fees of $125,000 and $35,000, respectively. The agreement for Lisbon, also provides for the option to further development throughout Portugal. We have executed a Letter of Intent for the development of Nathan’s restaurants in Singapore and Malaysia, and a separate Letter of Intent for Nigeria, for which we have received non-refundable deposits of $45,000 and $25,000, respectively.

We will seek to continue granting exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, and we expect to require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally through the use of master franchising agreements based upon individual or combined use of our existing restaurant concepts and for the distribution of Nathan’s products.

Following is a summary of our international operations for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012: See Item 1A-“Risk Factors.”

	March 30, 2014	March 31, 2013	March 25, 2012
Total revenue	$3,531,000	$3,044,000	$1,688,000
Gross profit (a)	$1,765,000	$1,193,000	$726,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 30, 2014 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Alabama	-	2	2
Arizona	-	1	1
Arkansas	-	1	1
California	-	3	3
Connecticut	-	7	7
Florida	-	27	27
Georgia	-	22	22
Illinois	-	1	1
Kentucky	-	6	6
Maryland	-	3	3
Massachusetts	-	9	9
Michigan	-	5	5
Missouri	-	1	1
Mississippi	-	1	1
Nevada	-	13	13
New Hampshire	-	1	1
New Jersey	-	38	38
New Mexico	-	2	2
New York	5	71	76
North Carolina	-	2	2
Ohio	-	10	10
Pennsylvania	-	19	19
Rhode Island	-	2	2
South Carolina	-	7	7
Tennessee	-	2	2
Texas	-	3	3
Vermont	-	1	1
Virginia	-	3	3
Domestic Subtotal	5	263	268

International Locations	Company	Franchise (1)	Total (1)

Afghanistan	-	1	1
Canada	-	4	4
Cayman Islands	-	1	1
Dominican Republic	-	6	6
Egypt	-	1	1
Jamaica	-	2	2
Kuwait	-	13	13
Mexico	-	2	2
Russia	-	31	31
International Subtotal	-	61	61
Grand Total	5	324	329

(1)	Amounts include 135 units operated pursuant to our Nathan’s and Arthur Treacher’s Branded Menu Programs. Units operating pursuant to our Branded Product Program are excluded.

Branded Product Program

Through the Branded Product Program, Nathan’s provides qualified foodservice operators in a variety of venues the opportunity to capitalize on Nathan’s valued brand by marketing and selling certain Nathan’s Famous signature products. We believe that the program is unique in its flexibility and broad appeal. Hot dogs are offered in a variety of sizes and even come packaged with buns for vending machine use. In conjunction with the program, the operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s point of purchase materials. We earn income by selling our products either directly to the end users or to various foodservice distributors who provide the products to retailers.

As of March 30, 2014, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, Canada and Kuwait. During fiscal 2014, the number of locations offering Nathan’s branded products continued to expand. Today, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s and Cheesecake Factory, national movie theater chains such as Regal Entertainment, National Amusements and Rave Theaters, national retail chains such as Kmart, casino hotels such as Foxwoods Casino in Connecticut and Turning Stone Casino in upstate New York and convenience store chains such as Hess, Sunoco and Race Trac. The Branded Products Program also continued its representation in professional sports arenas with Nathan’s World Famous Beef Hot Dogs now being served in stadiums and arenas that host the New York Yankees, New York Mets, New York Islanders, Brooklyn Nets, Boston Celtics, Boston Bruins, Carolina Panthers and Charlotte Bobcats. Additionally, our products are offered in numerous other foodservice operations including cafeterias, snack bars and vending machines located in many different types of outlets and venues, including airports, highway travel plazas, colleges and universities, military installations and Veteran’s Administration hospitals throughout the country.

Nathan’s expects to continue to seek out and evaluate a variety of alternative means designed to maximize the value of our Branded Product Program.

Expansion Program

We expect that our retail licensing program will continue to grow centered around our new licensing program with John Morrell & Co. who expects to leverage this new relationship with full-scale marketing efforts, both inside and outside of stores, highlighted by exciting customer events including a three race NASCAR Sprint Cup Series sponsorship with Richard Petty Motorsports and the addition of new settings for the Hot Dog Eating Contest Qualifying Events. Additionally, John Morrell & Co. has initiated a mobile marketing tour whereby merchandising trucks will make over 200 scheduled stops at supermarkets throughout the country and certain Hot Dog Eating Contests to bring the Nathan’s / Coney Island experience to new markets.

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

We believe that our international development efforts will continue to garner a variety of interest as a result of the unique product distribution opportunities that we offer. Because of the scalability of our concept and menu offerings, we believe that there are also opportunities to co-brand our restaurant concept and/or menu items with other restaurant concepts internationally. We believe that in addition to restaurant franchising, we could further increase revenues by continuing to offer master development agreements to qualified persons or entities allowing for the operation of franchised restaurants, sub-franchising of restaurants to others, licensing the manufacture of our signature products, selling our signature products through supermarkets or other retail venues and further developing our Branded Product Program. Qualified persons or entities must have satisfactory foodservice experience managing multiple units, the appropriate infrastructure and the necessary financial resources to support the anticipated development of the business.

Co-branding

We believe that there is a continuing opportunity for co-branding of our restaurant concept and/or menu items with other restaurant concepts, as well as within our restaurant system as new franchise opportunities are developed. Franchisees that have co-branded a Nathan’s Famous restaurant with our other brands received a then-current Uniform Franchise Offering Circular (“UFOC”) or Franchise Disclosure Document (“FDD”) and executed a participation agreement as a rider to their franchise agreement. We initially implemented our co-branding strategy within the Nathan’s Famous restaurant system by adding the Arthur Treacher’s and Kenny Rogers Roasters brands into Nathan’s Famous restaurants. Upon the sale of Kenny Rogers Roasters in April 2008, we discontinued co-branding that brand within new restaurants in the Nathan’s Famous system. We have continued our co-branding effort with the Arthur Treacher’s brand with new and existing Nathan’s Famous franchisees and expect to do so in the future. During fiscal 2014, we expanded our Arthur Treacher’s co-branding efforts beyond the Nathan’s restaurant system, by marketing the Branded Menu Program to a multi-unit restaurant operator and may seek to further explore opportunities to co-brand the Arthur Treacher’s brand to other multi-unit foodservice operators in the future.

At March 30, 2014, the Arthur Treacher’s brand was being sold within 51 Nathan’s restaurants and the Kenny Rogers Roasters brand was being sold within 34 Nathan’s restaurants. We have the right to sell Kenny Rogers products in our Nathan’s locations existing in April 2008 and to receive the revenue from those sales. Consequently, we have continued co-branding with Kenny Rogers products within those Nathan’s Famous locations.

We believe that our diverse brand offerings complement each other, which has enabled us to market franchises of co-branded units and continue co-branding within our franchised units. We also believe that our various restaurants’ products provide us with strong lunch and dinner day-parts.

We continue to market co-branded Nathan’s units with Arthur Treacher’s within the United States and internationally. We believe that a multi-branded restaurant concept offering strong lunch and dinner day-parts is appealing to both consumers and potential franchisees. Such restaurants are designed to allow the operator to increase sales and leverage the cost of real estate and other fixed costs to provide superior investment returns as compared to many restaurants that are single branded.

Licensing Program

Commencing March 2, 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc., replaced SMG, Inc. as Nathan’s primary licensee. Pursuant to the Agreement, John Morrell & Co., for a term of 18 years has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The Agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties of at least $10 million in the first year of the term and which minimum guaranteed royalties increase annually throughout the term. Nathan’s earned $548,000 during the initial month of the Agreement with John Morrell & Co. Sales during this period were hampered as retail inventory produced by SMG was being sold off. The prior agreement with SMG (the “SMG License Agreement”) provided for royalties ranging between 3% and 5% of sales. The percentage varied based on sales volume, with escalating annual minimum royalties. Nathan’s earned royalties of approximately $4,600,000 in fiscal 2014 and $5,506,000 in fiscal 2013 pursuant to the SMG License Agreement which exceeded their contractual minimums established under the Previous License Agreement. While we believe our future operating results will be beneficially impacted by the terms and conditions of the new agreement with John Morrell & Co., as compared to the terms and conditions of the previous agreement with SMG, there can be no assurance thereof (See Item 1A - “Risk Factors”).

For eight years, John Morrell & Co. has licensed from us the right to manufacture and sell branded hot dogs and sausages to selected foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,594,000 and $1,442,000 during fiscal 2014 and 2013, respectively.  The majority of these royalties were earned from one account.  Effective March 2, 2014, this arrangement will now be governed by our new license/supply agreement with John Morrell & Co., pursuant to which John Morrell & Co. will endeavor to perpetuate the business with the existing foodservice accounts they are currently servicing with our bulk products, as well as look for new foodservice opportunities within the environments of supermarkets, club stores, grocery stores and other retail locations that sell our consumer hot dog packages.

Under the new Agreement, the then-existing food service licensing arrangements terminated and were replaced by the new license agreement whereby John Morrell & Co. has the exclusive right to supply only certain food service customers including Sam’s Club and other food service operations that exist within supermarkets, club stores, grocery stores and mass merchandisers.

As of March 30, 2014, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 33,000 supermarkets and mass merchandisers including Costco, Wal-Mart, Sam’s Clubs, Target and BJ’s located in 45 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned from these three agreements were approximately 79.2% of our fiscal 2014 license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties. During fiscal 2014 and 2013, we earned $707,000 and $728,000, respectively, from this license. In the past, Newly Weds Foods, Inc. provided Nathan’s with a secondary source of supply although they did not supply any spices during fiscal 2014.

During fiscal 2014, our licensee ConAgra Foods Lamb Weston, Inc. continued to produce and distribute Nathan’s Famous frozen French fries and onion rings for retail sale pursuant to a license agreement. These products were distributed within 27 states, primarily on the East Coast and in the South-West and West Coast during fiscal 2014. During fiscal 2014 and 2013, we earned royalties of $335,000 and $297,000, respectively, under this agreement. For the contract year ended in July 2013, we earned royalties of $19,000 in excess of the annual minimum. ConAgra Foods Lamb Weston, Inc. continues to seek to further expand its market penetration in the Eastern United States and in the Mid-West. During fiscal 2013, ConAgra Foods Lamb Weston, Inc. exercised its second option to extend the license agreement through July 2018, pursuant to which the minimum royalties will increase 5% annually.

During fiscal 2014, we continued to license the right to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores. Royalties earned under this agreement were approximately $340,000 during fiscal 2014 and $258,000 during fiscal 2013. In connection with the extension of the agreement, we amended the license agreement reducing the minimum annual royalties to $225,000 for the contract year ending September 2014.

In fiscal 2012, we entered into a new license agreement with Inventure Foods, Inc. for the manufacture and sale of Nathan’s branded potato chips and three other salty snack products. Royalties earned under this agreement were approximately $88,000 during fiscal 2014 and $130,000 during fiscal 2013.

We also have licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” or “Arthur Treacher’s” name for the manufacture and sale of various products including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned from all of these products were approximately $301,000 during fiscal 2014 and $210,000 during fiscal 2013.

Provisions and Supplies

Effective March 2, 2014, Nathan’s World Famous Beef Hot Dogs are being primarily manufactured by John Morrell & Co. for sale by our restaurant system, Branded Product Program and at retail. Previously, John Morrell & Co. manufactured our proprietary hot dogs in connection with sales pursuant to our Branded Product Program. Our proprietary hot dogs for sale by our restaurant system, Branded Product Program and at retail were produced primarily by SMG in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”). Saratoga Specialties produces Nathan’s proprietary spice formulations and we have, in the past, also engaged Newly Weds Foods, Inc. as an alternative source of supply. Our frozen crinkle-cut French fries have been produced exclusively by ConAgra Foods Lamb Weston, Inc. Beginning in fiscal 2013, we commenced a relationship with McCain Foods USA as a secondary source of supply of our frozen French fries for our restaurant system. Most other Company provisions are purchased from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high quality items at competitive prices.

We utilize a unified source for the distribution needs of our restaurant system pursuant to a national food distribution contract with US Foodservice, Inc. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement not only ensures availability of product but is more efficient and cost-effective than having multiple distributors for our restaurant system. Effective August 1, 2013, we entered into a new agreement with US Foodservice that expires on July 31, 2018. The terms and conditions are similar to their previous agreement. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Vistar / VSA, McLane and Performance Foodservice.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, the Branded Menu Program, within supermarkets and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we have further penetrated the markets that we serve and have also entered new markets. We also derive further brand recognition from the Nathan’s Famous Hot Dog Eating Contests. In 2013, we hosted 12 regional contests at a variety of high profile locations such as New York New York Hotel and Casino, Las Vegas, NV, and Citifield, Queens, NY, as well as within the cities of St. Paul, MN, Atlanta, GA, Miami, FL, Pittsburgh, PA, Cleveland, OH, Boston, MA and Calgary, Alberta (Canada). In 2014, the qualifying tour will stop in four new cities. We are also premiering at NASCAR events including the annual Speed Street celebration in Charlotte, NC, Long Pond Speedway in the Poconos and Sonoma Raceway in northern California. Nathan’s held its’ first-ever qualifier at Busch Stadium prior to the St. Louis Cardinals Game in May. Our first regional contest of 2014 took place in Las Vegas on April 26th and stops in 12 additional cities. These regional contests culminate on July 4th each year as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” In 2011, we introduced our first-ever women’s-only Hot Dog Eating Contest which included the top finishing female competitor from each qualifying regional contest. The regional contests typically garner significant amounts of local publicity and the national championship contest that is held on July 4th each year generates significant nationwide publicity. The national championship contest has been broadcast on ESPN since 2004.

Nathan’s and John Morrell & Co. will also participate together in running two 6-week radio campaigns during the summer of 2014.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further our brand recognition. In addition to the branded signage opportunity, Nathan’s is given the opportunity to sell its Nathan’s World Famous Beef Hot Dog and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s Famous trade-dressed concession stands and as menu items that are served in suites and premium seating areas. Some of Nathans’ current sports sponsorships include:

●	Professional Baseball: Yankee Stadium-New York Yankees, Citifield-New York Mets;

●

Professional Hockey and Basketball: The Barclays Center - Brooklyn Nets; The Prudential Center – New Jersey Devils; TD Bank North Arena-Boston Celtics and Boston Bruins, Time Warner Cable Arena-Charlotte Bobcats and The Scottrade Center – St. Louis Blues; and

●	Professional Football: MetLife Stadium-New York Giants and New York Jets,

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

Throughout fiscal 2014, Nathan’s primary restaurant marketing emphasis continued to be focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.” We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

Nathan’s marketing efforts include the use of free-standing inserts with coupons in Sunday newspapers. During fiscal 2014, our marketing activities continued with the use of free-standing inserts in addition to a radio flight in June 2013 and use of a localized newsprint campaign in August 2013. Nathan’s plans to expand its radio campaign to support all of its marketing activities and continue with the use of free-standing inserts during fiscal 2015. These media campaigns typically reach more than eight million homes per insertion in the area surrounding more than 100 Nathan’s company-owned and franchised restaurants. These programs usually feature heavily discounted offers that are designed to attract customers to our restaurants. We monitor the results of these campaigns and may add additional campaigns in the future.

The objective of our Branded Product Program has historically been to provide our foodservice operator customers with value-added, high quality products supported with high quality and attractive point of sale materials and other forms of operational support.

During fiscal 2014, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national, regional and local distributor trade shows. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests.

Most of the sales of new restaurant franchises to franchisees are achieved through the direct effort of Company personnel. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2015, we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We are currently in the process of upgrading our social media platforms by enhancing our corporate website and Facebook page and expanding the use of Twitter.

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

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in 24 states as well as Puerto Rico and the U.S. Virgin Islands. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default, and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations. Our international franchise operations are subject to franchise-related and other laws in the jurisdictions in which our franchisees operate. These laws have not precluded us from enforcing the terms of our franchise agreements, and we do not believe that these laws are likely to significantly affect our operations.

We are not aware of any pending franchise legislation in the U.S. that we believe is likely to significantly affect our operations.

Each Company-owned and franchised restaurant is subject to regulation as to operational matters by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments.

We are subject to the Federal Fair Labor Standards Act and various other federal and state laws that govern minimum wages, overtime, working conditions, mandatory benefits, health insurance, and other matters. We are also subject to federal and state environmental regulations, which have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. In addition, the Federal Americans with Disabilities Act applies with respect to the design, construction and renovation of all restaurants in the United States.

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

Employees

At March 30, 2014, we had 210 employees, 43 of whom were corporate management and administrative employees, 22 of whom were restaurant managers and 145 of whom were hourly full-time and part-time foodservice employees. We may also employ approximately 100 – 125 seasonal employees during the summer months. Foodservice employees at three Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2014. Employees at a fourth location are represented by the same union pursuant to a different agreement that expires October 31, 2016. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 41 years.

We provide a training program for managers and assistant managers of our new Company-owned and franchised restaurants. Hourly food workers are trained on site by managers and crew trainers following Company practices and procedures outlined in our operating manuals.

Trademarks

We hold trademark and/or service mark registrations for NATHAN’S, NATHAN’S FAMOUS, NATHAN’S FAMOUS and design, NATHAN’S and Coney Island design, SINCE 1916 NATHAN’S FAMOUS and design, and THE ORIGINAL SINCE 1916 NATHAN’S FAMOUS and design within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in 69 international jurisdictions, including Canada and China. We also hold various related marks, FRANKSTERS, FROM A HOT DOG TO AN INTERNATIONAL HABIT, MORE THAN JUST THE BEST HOT DOG! and design, and Mr. Frankie design, for restaurant services and some food items.

We hold trademark and/or service mark registrations for the marks ARTHUR TREACHER’S (stylized), ARTHUR TREACHER’S FISH & CHIPS (stylized), KRUNCH PUP and ORIGINAL within the United States. We hold service mark registrations for ARTHUR TREACHER’S in China and Japan. We also hold service mark registrations for ARTHUR TREACHER’S FISH & CHIPS and design in Canada and Mexico and ARTHUR TREACHER’S FISH & CHIPS and design in Kuwait and the United Arab Emirates.

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

Our Branded Product Program competes directly with a variety of other nationally-recognized hot dog companies and other food companies, many of these entities have significantly greater resources than we do. Our products primarily compete based upon price, quality and value to the foodservice operator and consumer. We believe that Nathan’s reputation for superior quality, along with the ability to provide operational support to the foodservice operator, provides Nathan’s with a competitive advantage.

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

Investors should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of the Company’s securities. The following risk factors are not exhaustive. Additional risks and uncertainties not presently known to the Company may also adversely impact its business. The Company’s business, financial condition, results of operations or prospects could be materially adversely affected by any of these risks. In that case, the trading price of the Company’s common stock could decline. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces described below and elsewhere. See “Forward-Looking Statements” above.

Our agreement with SMG expired on March 1, 2014 and we entered into a new agreement with John Morrell & Co. which commenced on March 2, 2014. The risks associated with a change of our primary supplier have the potential to impact the operations and profitability of our Licensing, Branded Product Program (“BPP”) and Restaurant businesses as well as Nathan’s reputation.

Our agreement with SMG expired on March 1, 2014 and we entered into a new agreement with John Morrell & Co. to become our primary supplier / licensee commencing March 2, 2014. The risks associated with a change of our primary supplier / licensee could materially impact the operations and profitability of our Licensing, BPP and Restaurant businesses as well as Nathan’s overall brand reputation. There are risks associated with changing a key supplier including whether we can successfully implement an orderly transition of the business to John Morrell & Co. and whether John Morrell & Co. will perform its obligations or have the same level of commitment to perform its obligations for the duration of the agreement. There are also certain risks associated with engaging John Morrell & Co. as the exclusive licensee including (i) whether we can maintain or improve the quality and consistency of our products that is expected by our customers (ii) whether John Morrell & Co. will have a sufficient supply of products available for our restaurant, foodservice and retail customers on a timely basis and (iii) whether John Morrell & Co. will deliver sales and marketing efforts at the retail level that are at least consistent with SMG.

While we believe that for the most part, we have been able to manage a transparent transition, the failure to provide the same or higher quality and consistency and/or implement an orderly transition of the business could adversely affect our reputation and results of operations of our licensing, Branded Product Program and restaurant businesses.

John Morrell & Co. currently has three manufacturing facilities producing different Nathan’s products and a long-term significant interruption of a primary facility could potentially disrupt our operations.

John Morrell & Co. currently has three manufacturing facilities producing different Nathan’s products. A temporary closure of any of the three plants could potentially cause a temporary disruption to Nathan’s source of supply, potentially causing some or all of certain shipments to customers to be delayed. A longer-term significant interruption at any of these production facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis while John Morrell & Co. determined how to make up for any lost production capabilities, during which time we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect Nathan’s business, results of operations and financial condition. Furthermore, such a disruption in supply might affect Nathan’s in the eyes of consumers and the retail trade, which damage might negatively impact the Company’s overall business in general, which could result in a material adverse effect on our business, results of operations or financial condition.

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

During fiscal 2013, we entered into a new agreement with a secondary hot dog manufacturer that continues to also supply natural casing hot dogs for the Nathan’s restaurant business.

Additionally, a majority of the frozen crinkle-cut French fries sold through Nathan’s franchised restaurants have been obtained from one supplier. Beginning in fiscal 2013, we began a relationship with a secondary source of supply of our frozen French fries for our restaurant system. During fiscal 2014, McCain Foods USA supplied approximately 15% of the frozen crinkle-cut French fries sold through Nathan’s franchised restaurants. We expect that McCain Foods USA will supply between 10% and 15% of the frozen crinkle-cut French fries sold through Nathan’s franchised restaurants during fiscal 2015.

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

Nathan’s currently uses US Foodservice as the primary distributor for its Company-owned restaurants and the vast majority of its franchise system, including its Branded Menu locations pursuant to a five-year contract.

Nathan’s currently uses US Foodservice as the primary distributor for its Company-owned restaurants and the vast majority of its franchise system, including its Branded Menu locations pursuant to a five-year contract. In December 2013, SYSCO Foods announced that they are seeking to acquire US Foodservice, Inc. The merger of these two national broad-line distributors would provide the combined entity with an estimated market share of 30% of foodservice distribution making them the single dominant distributor in the industry. This merger has the potential to significantly reduce competition for foodservice distribution. Both SYSCO and US Foods purchase significant amounts of product from our Branded Product Program. The merger has the potential to increase our cost of sales and use their size to negotiate lower selling prices of our Branded Product Program.

A significant amount of our licensing and BPP revenue is from a small number of licensees and BPP accounts. The loss of any one or more of those licensees or BPP accounts could harm our profitability and operating results.

SFG accounted for approximately 54% of our fiscal 2014 licensing revenue. John Morrell & Co. accounted for approximately 34% of our fiscal 2014 licensing revenue whose business is weighted towards one high volume user who is not sold pursuant to a formal agreement. It is expected that beginning in fiscal 2015, the vast majority of license royalties will be earned from John Morrell & Co. In the event that this licensee or any other significant licensee, or its customers, experience financial difficulties or is not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

In addition, approximately 76% of our Branded Product Program business is from seven accounts, including one account representing approximately 27% of the Branded Product Program business, with which we have relatively short-term contracts. In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

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

Any perceived or real health risks related to the food industry could adversely affect our ability to sell our products.

We are subject to risks affecting the food industry generally, including risks posed by the following:

●	food spoilage or food contamination;
●	consumer product liability claims;
●	product tampering; and
●	the potential cost and disruption of a product recall.

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

Growth in our restaurant revenue and earnings is significantly dependent on new restaurant openings. Numerous factors beyond our control may affect restaurant openings. These factors include but are not limited to:

●	our ability to attract new franchisees;
●	the availability of site locations for new restaurants;
●	the ability of potential restaurant owners to obtain financing, which has become more difficult due to current market conditions and operating results;
●	the ability of restaurant owners to hire, train and retain qualified operating personnel;
●	construction and development costs of new restaurants, particularly in highly-competitive markets;
●	the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; and
●	adverse weather conditions.

Nathan’s earnings and business growth strategy depends in large part on the success of its product licensees, and product manufacturers. Nathan’s or its brand’s reputation may be harmed by actions taken by its product licensees or product manufacturers that are otherwise outside of Nathans’ control.

A significant portion of Nathans’ earnings has come from royalties paid by Nathan’s product licensees such as SMG, Inc., John Morrell & Co. and ConAgra Foods Lamb Weston, Inc., Saratoga Specialties, Inc., a wholly owned subsidiary of John Morrell & Co. and Perfection Foods. Although our agreements with these licensees contain numerous controls and safeguards, and Nathan’s monitors the operations of its product licensees, Nathan’s licensees are independent contractors, and their employees are not employees of Nathan’s. Accordingly, Nathan’s cannot necessarily control the performance of its licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture Nathan’s products for retail distribution and our foodservice businesses, timely delivery of the licensed products, market the licensed products and assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming in the quality, quantity and/or timely delivery of a licensed product is likely to be attributed by consumers to an entire brand’s reputation, potentially adversely affecting Nathans’ business, results of operations and financial condition. In addition, a licensee’s failure to effectively market the licensed products may result in decreased sales, which would adversely affect Nathan’s business, results of operations and financial condition. Also, to the extent that the terms and conditions of any of these license agreements change or we change any of our product licensees, our business, results of operations and financial condition could be materially affected. While we believe that we will be able to manage a transparent transition from SMG to John Morrell & Co., there can be no assurance that we will be successful in these efforts. Our inability to successfully control the transition, as well as other risks associated with having a new primary supplier of hot dogs could adversely affect our results of operations.

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

Nathan’s future success may depend on opportunities to buy or obtain rights to other businesses that could complement, enhance or expand its current business or products or that might otherwise offer growth opportunities. In particular, Nathan’s may evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, vertical integration opportunities and divestitures. Nathan’s has no commitments, agreements or understandings with respect to any of such transactions. Any attempt by Nathan’s to engage in these transactions may expose it to various inherent risks, including:

●	not accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;
●	the potential loss of key personnel of an acquired business;
●	the ability to achieve projected economic and operating synergies;
●	difficulties in successfully integrating, operating, maintaining and managing newly-acquired operations or employees;
●	difficulties maintaining uniform standards, controls, procedures and policies;
●	unanticipated changes in business and economic conditions affecting an acquired business;
●	the possibility of impairment charges if an acquired business performs below expectations; and
●	the diversion of management’s attention from the existing business to integrate the operations and personnel of the acquired or combined business or implement the strategic initiative.

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

Nathan’s sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond its control. Certain events and factors may directly and immediately decrease demand for Nathan’s products. These events and factors include:

●	changes in customer demand;
●	variations in the timing and volume of Nathans’ sales and franchisees’ sales;
●	changes in the terms of our existing license/supply agreements and/or the replacement of existing licenses or suppliers;
●	sales promotions by Nathan’s and its competitors;
●	changes in average same-store sales and customer visits;
●	variations in the price, availability and shipping costs of supplies;
●	seasonal effects on demand for Nathan’s products;
●	unexpected slowdowns in new store development efforts;
●	changes in competitive and economic conditions generally;
●	changes in the cost or availability of ingredients or labor;
●	weather and acts of God; and
●	changes in the number of franchises sold and in franchise agreement renewals.

Nathans’ operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact Nathans’ restaurant sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants. A heavy snowstorm or a tropical storm or hurricane in the Northeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area at Company-owned and franchised restaurants. For instance, Superstorm Sandy forced the temporary closing of all of the Company-owned restaurants. Our flagship Coney Island restaurant and our new Boardwalk restaurant were closed for an extended period of time and re-opened on May 20, 2013 and March 18, 2013, respectively. In addition, seventy-eight franchised restaurants including 18 Branded Menu locations were closed for varying periods of time, one of which has not re-opened. Our fourth quarter includes winter months and historically has a lower level of sales at Company-owned and franchised restaurants. These sales were significantly impacted due to the harsh winter weather experienced during the fourth quarter fiscal 2014. Additionally, our Company-owned restaurants at Coney Island are heavily dependent on favorable weather conditions during the summer season. Rain during the weekends and / or unseasonably cold temperatures will negatively impact the number of patrons going to the Coney Island beach locations. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, and can result in restaurant operating losses. For these reasons, a quarter-to-quarter comparison may not be a good indication of Nathans’ performance or how it may perform in the future.

Due to the concentration of Nathan’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of March 30, 2014, we and our franchisees (excluding units operated pursuant to our Branded Menu Program) operated Nathan’s restaurants in 28 states, the Cayman Islands, and eight foreign countries. As of March 30, 2014, the highest concentration of operating units were in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our results of operations in the future.

We rely extensively on computer systems, its point of sales system and information technology to manage our business. Any disruption in our computer systems, point of sales system or information technology may adversely affect our ability to run our business.

We are significantly dependent upon our computer systems, point of sales system and information technology to properly conduct our business. A failure or interruption of computer systems, point of sales systems or information technology could result in the loss of data, business interruptions or delays in business operations. Further, despite our considerable efforts and technological resources to secure our computer systems, point of sales systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. Any security breach of our computer systems, point of sales systems or information technology may result in adverse publicity, loss of sales and profits, penalties or loss resulting from misappropriation of information.

We may be required to recognize additional asset impairment and other asset-related charges.

We have long-lived assets, a cost-method investment, goodwill and intangible assets and have incurred impairment charges in the past with respect to those assets. In accordance with applicable accounting standards, we test for impairment annually, or more frequently, if there are indicators of impairment, such as:

●	significant adverse changes in the business climate;

●	current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with long-lived assets;

●	operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with cost method investment;

●

a current expectation that more-likely-than-not (e.g., a likelihood that is more than 50%) long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life; and

●	a significant drop in our stock price.

Based upon future economic and capital market conditions, future impairment charges could be incurred.

Catastrophic events may disrupt Nathans’ business.

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, such as a continued interruption in the relationship between the United States and Russia, public health issues such as epidemics or pandemics, labor unrest and natural disasters such as earthquakes, hurricanes or other extreme adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt Nathans’ operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could negatively impact consumer spending, thereby reducing demand for Nathan’s products, or the ability to receive products from suppliers. Nathan’s does not have insurance policies that insure against certain of these risks. To the extent that Nathan’s does maintain insurance with respect to some of these risks, its receipt of the proceeds of such policies may be delayed or the proceeds may be insufficient to offset its losses fully.

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

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions such as the 2012 drought in the Midwest, industry demand and other factors beyond our control. For example, in the past, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased. For the fiscal year ended March 30, 2014, the market price for hot dogs increased 7.5% compared to the fiscal year ended March 31, 2013. As the price of beef or other food products that we use in our operations increases significantly, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease.

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

Our success depends in part upon our ability and the ability of our franchisees to continue to attract, motivate and retain regional operational and restaurant general managers with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we or our franchisees are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to achieve sustained high service levels, our business and our growth could be adversely affected. Competition for these employees could require the payment of higher wages that could result in higher labor costs. In addition, increases in the minimum wage or labor regulation could increase labor costs. New York State approved legislation which increased the minimum wage beginning December 31, 2013 and on December 31, 2014 and December 31, 2015. The voters in New Jersey voted to increase to the minimum wage in the 2013 general election. Additionally, the Federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. Mayor DeBlasio, of the City of New York, has stated that New York City should have additional increases in the minimum wage. Our primary union contract ends on June 30, 2014 and a new union contract could result in additional costs to us. Effective April 1, 2014, the City of New York passed legislation extending paid sick leave to all employees, including part-time employees which potentially will increase our labor costs in three of our Company-operated restaurants. We may be unable to increase our prices in order to pass these increased labor costs on to our customers, in which case our margins and our franchisees’ margins would be negatively affected. In the event that franchisees’ margins are adversely affected, it may affect our ability to attract new franchisees which would adversely affect Nathan’s business, results of operations and financial condition.

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

●

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

●

Employment Contracts. The employment agreements between us and each of Wayne Norbitz, Howard M. Lorber and Eric Gatoff provide that in the event there is a change in control of Nathan’s, the employee has the option, exercisable within six months for Mr. Norbitz and one year for each of Messrs. Gatoff and Lorber, of his becoming aware of the change in control, to terminate his employment agreement. Upon such termination, Mr. Norbitz has the right to receive a lump sum payment equal to three times his respective salary. Mr. Gatoff has the right to receive a lump sum payment equal to his salary and annual bonus for a one-year period, and Mr. Lorber has the right to receive a lump sum payment equal to the greater of (i) his salary and annual bonuses for the remainder of the employment term or (ii) 2.99 times his salary and annual bonus plus the difference between the exercise price of any exercisable options having an exercise price of less than the then current market price of our common stock and such current market price. Mr. Lorber will also receive a tax gross up payment to cover any excise tax.

The recent economic crisis and erosion of consumer confidence has negatively impacted the Company’s profitability and operating results and may continue to do so.

Recently, the United States economy has experienced a severe recession, resulting in rising unemployment, an upheaval in the credit markets and an erosion in consumer confidence. The Company believes this has resulted in reduced sales at the Company’s owned and franchised restaurants, an increase in uncollectible accounts receivable and adversely affected the ability of potential new franchisees from obtaining funding, all of which have adversely affected the Company’s operating results. If the recent economic crisis continues to result in reduced sales at our Company-owned and franchised restaurants and adversely impact franchisees’ ability to finance purchases or restructurings of restaurant franchises, or if it begins to affect sales of licensed products for which we receive royalties, it will negatively impact the Company’s business and operating results.

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

At March 30, 2014, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk	Brooklyn, NY	November 2019 (a)	3,800
Long Beach Road	Oceanside, NY	May 2021 (b)	7,300
Central Park Avenue	Yonkers, NY	December 2023	3,500

(a)	Seasonal satellite location.

(b)

On April 15, 2014, Nathan’s entered into agreements to terminate its current lease and relocate to a smaller location within the immediate area in Oceanside, NY. These agreements are contingent upon the landlord obtaining the necessary permit and variances from the building department. We expect to operate at the current location through November 2014, and are seeking to open in the new location in March 2015.

Leases for Nathan’s restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants’ revenues.

At March 30, 2014, in addition to the leases listed above, we were the sub-lessor of three properties to franchisees which are located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,391,000 in fiscal 2014.

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

Common Stock Prices

Our common stock is quoted on the NASDAQ Global Market (“Nasdaq”) under the symbol “NATH.” The following table sets forth the high and low closing sales prices per share for the periods indicated:

	High	Low
Fiscal year ended March 30, 2014
First quarter	$54.00	$42.45
Second quarter	61.13	48.99
Third quarter	53.95	48.23
Fourth quarter	51.09	47.61

Fiscal year ended March 31, 2013
First quarter	$28.96	$21.00
Second quarter	33.48	27.45
Third quarter	34.00	27.71
Fourth quarter	42.38	33.22

At June 6, 2014, the closing price per share for our common stock, as reported by Nasdaq, was $49.59.

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

Shareholders

As of June 6, 2014, we had approximately 603 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

For the thirteen weeks and fiscal year ended March 30, 2014, the Company repurchased 25,085 shares at a cost of $1,224,000 and 30,463 shares at a cost of $1,486,000, respectively. Since the commencement of the Company’s stock buyback program in September 2001 through March 30, 2014, Nathan’s has purchased a total of 4,610,026 shares of common stock at a cost of approximately $54,884,000 under all of its stock repurchase programs and the modified dutch tender offer, which includes the shares purchased during the fiscal year ended March 30, 2014.

On February 1, 2011, the Company’s Board of Directors authorized an increase to the sixth stock repurchase plan for the purchase of up to 800,000 shares of its common stock on behalf of the Company; as of March 30, 2014, Nathan’s has repurchased 511,067 shares at a cost of $11,279,000 under the sixth stock repurchase plan. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Issuer Purchases of Equity Securities

Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans (B)
December 30, 2013 - January 26, 2014	-	$-	-	314,018
January 27, 2014 - February 23, 2014	12,945	$48.63	12,945	301,073
February 24, 2014 -March 30, 2014	12,140	$48.94	12,140	288,933
Total	25,085	$48.78	25,085	288,933

A)	Represents the Company’s fiscal periods during the fourth quarter ended March 30, 2014.

B)

At March 30, 2014, there were 288,933 shares remaining to be repurchased pursuant to the sixth stock repurchase plan that was authorized on November 6, 2009, and amended on, February 1, 2011 for up to 800,000 shares. The plan does not have a set expiration date.

Item 6.	Selected Financial Data.

	Fiscal years ended (1)
	March 30, 2014	March 31, 2013	March 25, 2012	March 27, 2011	March 28, 2010
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales (3)	$65,521	$56,656	$52,369	$44,634	$38,685
Franchise fees and royalties	5,718	5,842	5,646	5,058	4,832
License royalties	8,513	8,571	7,526	6,718	6,378
Insurance gain	2,774	-	-	-	-
Interest and other income, net	401	474	681	845	981
Total revenues	82,927	71,543	66,222	57,255	50,876
Costs and Expenses:
Cost of sales	53,072	44,874	42,106	34,567	28,513
Restaurant operating expenses	3,142	2,700	3,115	3,092	3,285
Depreciation and amortization	1,157	940	965	915	843
General and administrative expenses	11,460	10,437	9,552	10,125	9,708
Litigation accrual	-	-	-	4,910	-
Impairment charge on note receivable	-	-	-	263	250
Impairment charge on long-term investment	400	-	-	-	-
Interest expense	135	453	477	63	-
Recovery of property taxes	-	-	-	-	(13)
Total costs and expenses	69,366	59,404	56,215	53,935	42,586
Income from continuing operations before provision for income taxes	13,561	12,139	10,007	3,320	8,290
Income tax expense	5,234	4,671	3,849	1,107	2,721
Net income (3)	$8,327	$7,468	$6,158	$2,213	$5,569

Basic income per share:
Net income (3)	$1.87	$1.70	$1.26	$0.41	$1.00

Diluted income per share:
Net income (3)	$1.81	$1.63	$1.22	$0.40	$0.97

Dividends	-	-	-	-	-
Weighted average shares used in computing net income per share
Basic	4,450	4,400	4,906	5,403	5,563
Diluted	4,605	4,588	5,049	5,504	5,716

Balance Sheet Data at End of Fiscal Year:
Working capital	$35,378	$27,525	$21,989	$31,454	$36,668
Total assets	$56,135	$49,662	$44,520	$52,958	$53,374
Stockholders’ equity	$43,897	$34,148	$28,837	$38,078	$44,312

Selected Restaurant Operating Data:
Company-owned restaurant sales (3)	$13,231	$13,403	$13,209	$13,007	$12,377

Number of Units Open at End of Fiscal Year:
Company-owned restaurants (4)	5	5	5	5	5
Franchised	324	303	299	264	246

Notes to Selected Financial Data

(1)

Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year. The fiscal years ended March 30, 2014, March 25, 2012, March 27, 2011 and March 28, 2010 were each on the basis of a 52-week reporting period whereas the fiscal year ended March 31, 2013 was on the basis of 53-week reporting period.

(2)

See Notes A, B and L of the Consolidated Financial Statements for the fiscal year ended March 30, 2014, for any accounting changes, business combinations or dispositions of business operations that materially affect the comparability of the information reflected in this Item 6.

(3)

During the fiscal years ended March 30, 2014 and March 31, 2013, the Company-owned restaurant sales were negatively impacted due to temporary closings of the Coney Island restaurant due to Superstorm Sandy since October 29, 2012 and the Yonkers restaurant since November 25, 2012 for renovation.

(4)	Included the Coney Island and Yonkers restaurants that were being re-developed on March 31, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

On October 29, 2012, the Northeastern United States was hit by Superstorm Sandy which caused significant damage to our Flagship Coney Island location closing the restaurant for repair from October 29, 2012 until May 20, 2013.

During the first quarter of fiscal 2014, Nathan’s settled the property claim with its insurance carriers and received approximately $3.4 million, net of fees, and used these proceeds towards the rebuilding of the restaurant. In April 2014, Nathan’s settled the business interruption claim with the insurance carrier and received approximately $718,000, net of fees.

Additionally, on November 25, 2012, we closed the Company-owned restaurant in Yonkers, New York, as a part of a redevelopment of the property into a strip center, which includes a new Nathan’s Company-owned restaurant that re-opened on November 18, 2013.

These two events significantly impacted our results of operations and the comparability of restaurant operations during the fiscal 2014 and 2013 periods reported.

As a result of the above, Nathan’s Management Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K will discuss significant attributes of the closed periods on Company-owned restaurant operations.

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

The following summary reflects the franchise openings and closings of the Nathan’s franchise system for the fiscal years ended March 30, 2014, March 31, 2013, March 25, 2012, March 27, 2011 and March 28, 2010.

	March 30, 2014	March 31, 2013	March 25, 2012	March 27, 2011	March 28, 2010
Franchised restaurants operating at the beginning of the period	303	299	264	246	249
Franchised restaurants opened during the period	56	40	67	40	33
Franchised restaurants closed during the period	(35)	(36)	(32)	(22)	(36)
Franchised restaurants operating at the end of the period	324	303	299	264	246

At March 30, 2014, our franchise system consisted of 324 Nathan’s franchised units located in 28 states, the Cayman Islands, and eight foreign countries. We also operate five Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

As described in Risk Factors and other sections in this Annual Report on Form 10-K for the year ended March 30, 2014, our future results could be impacted by many developments. In March 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc. became Nathan’s exclusive licensee to manufacture and sell hot dogs, sausage and corned beef at retail. Our future operating results could be favorably impacted by the terms and conditions of our agreement with John Morrell & Co. as compared to the terms and conditions of our agreement with SMG which expired on March 1, 2014, although there can be no assurance thereof. There are also certain risks associated with engaging John Morrell & Co. as exclusive licensee including whether (i) we can maintain or improve the quality and consistency of our products that is expected by our customers (ii) John Morrell & Co. will have a sufficient supply of products available for our customers on a timely basis and (iii) John Morrell & Co. will be able to provide sales and marketing efforts at least as comparable to SMG.

Our future operating results could be impacted by supply constraints on beef, as a result of the lingering effect of the drought in the Midwest on beef prices.

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

Revenue Recognition

Sales by Company-owned restaurants, which are typically paid in cash by the customer, are recognized at the point of sale. Sales are presented net of sales tax.

In connection with its franchising operations, Nathan’s receives initial franchise fees, area development fees, royalties, and in certain cases, revenue from sub-leasing restaurant properties to franchisees.

Franchise and area development fees, which are typically received prior to completion of the revenue recognition process, are recorded as deferred revenue. Initial franchise fees, which are non-refundable, are recognized as income when substantially all services to be performed by Nathan’s and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. The following services are typically provided by Nathan’s prior to the opening of a franchised restaurant:

●	Approval of all site selections to be developed.
●	Provision of architectural plans suitable for restaurants to be developed.
●	Assistance in establishing building design specifications, reviewing construction compliance and equipping the restaurant.
●	Provision of appropriate menus to coordinate with the restaurant design and location to be developed.
●	Provision of management training for the new franchisee and selected staff.
●	Assistance with the initial operations and marketing of restaurants being developed.

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and shall be recognized, with an appropriate provision for estimated uncollectable amounts, when all material services or conditions to the sale have been substantially performed by the franchisor. If substantial obligations under the development agreement are not dependent on the number of individual franchise locations to be opened, substantial performance shall be determined using the same criteria applicable to an individual franchise, which is generally the opening of the first location pursuant to the development agreement. If substantial performance is dependent on the number of locations, then the development fee is deferred and recognized ratably over the term of the agreement, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled.

Nathan’s recognizes franchise royalties on a monthly basis, which are generally based upon a percentage of sales made by Nathan’s franchisees, when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee, or until collectability is deemed to be reasonably assured.

Nathan’s recognizes revenue from its Branded Menu Program either upon its sale of hot dogs or royalty income when it has been determined that other qualifying products have been sold by the manufacturer to Nathan’s Branded Menu Program franchisees.

Nathan’s recognizes revenue from the Branded Product Program upon delivery to Nathan’s customers via third party common carrier to Nathan’s customers. Rebates to customers are recorded as a reduction to sales.

Revenue from sub-leasing properties is recognized as income as the revenue is earned and becomes receivable and deemed collectible. Sub-lease rental income is presented net of associated lease costs in the consolidated statements of earnings.

Nathan’s recognizes revenue from royalties on the licensing of the use of its intellectual property in connection with certain products produced and sold by outside vendors. The use of the Nathan’s intellectual property must be approved by Nathan’s prior to each specific application to ensure proper quality and project a consistent image. Revenue from license royalties is recognized on a monthly basis when it is earned and deemed collectable.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets are deemed to have indefinite lives, and accordingly, are not amortized, but are evaluated annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fiscal years ended March 30, 2014, March 31, 2013 or March 25, 2012.

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. As result of Superstorm Sandy, our Coney Island restaurant sustained significant damage and was considered temporarily impaired for purposes of this analysis. The restaurant was fully repaired and re-opened on May 20, 2013. No other impairment charges on long-lived assets were recorded during the fiscal years ended March 30, 2014, March 31, 2013 or March 25, 2012.

Impairment of Long-Term Investment

We make judgments regarding the future realizability of this investment based upon the financial information provided to us by the investment’s management. We typically rely on management’s assumptions, of future revenues and cash flows based upon the annual business plans presented. If these assumptions differ significantly from actual results, we consider whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other than temporary impairment in value has occurred. We have performed our evaluation of whether indicators of impairment existed, and determined that another-than-temporary impairment has occurred and recorded an impairment charge of $400,000 on this investment during the fifty-two week period ended March 30, 2014. We did not recognize any impairment on this investment during the fifty-three week period ended March 31, 2013.

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

Adoption of New Accounting Pronouncements

In April 2014, the FASB issued new accounting guidance changing the criteria for reporting discontinued operations. The revised definition of a discontinued operation includes those components of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance eliminates the current requirement to assess continuing cash flow and continuing involvement with the disposal group. The revised definition also includes a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale. A disposal meeting the new definition is required to be reported as discontinued operations when the component of an entity or group of components of an entity meets the held for sale criteria, is actually disposed of by sales, or is disposed of through means other than a sale. The guidance is effective for Nathan’s for annual periods beginning on or after December 15, 2014 and interim periods within those years, which for Nathan’s will be the first quarter fiscal 2016 beginning March 30, 2015. Early adoption is permitted for disposals that have not been previously reported in the financial statements. Nathan’s does not expect the adoption of this new guidance to have a material impact on the results of operations or financial position.

In July 2012, the FASB issued new accounting guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides the entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value. If it is not, then no further analysis is required otherwise then the previously required quantitative testing is required. Nathan’s adopted the new guidance beginning with its first quarter of fiscal of 2014. The adoption of this new guidance did not have a material impact on the results of operations or financial position.

There are no other recently issued accounting pronouncements that have not yet been adopted that are expected, when adopted, to have a material impact on the consolidated financial statements or notes thereto.

Results of Operations

Fiscal year ended March 30, 2014 compared to fiscal year ended March 31, 2013

Revenues

Total sales increased by 15.6% to $65,521,000 for the fifty-two weeks ended March 30, 2014 (“fiscal 2014”) as compared to $56,656,000 for the fifty-three weeks ended March 31, 2013 (“fiscal 2013”). Foodservice sales from the Branded Product Program increased by 20.0% to $51,877,000 for fiscal 2014 as compared to sales of $43,214,000 in fiscal 2013. This increase was primarily attributable to a 15.7% increase in the volume of products ordered, the impact of a December price increase as well as a shift in the sales mix of products sold as compared to fiscal 2013. We estimate that the additional week of operations during fiscal 2013 represented Branded Product sales of approximately $828,000. Total Company-owned restaurant sales decreased by $172,000 to $13,231,000 during fiscal 2014 compared to $13,403,000 during fiscal 2013. Restaurant sales during the additional week of fiscal 2013 were approximately $70,000. Our Coney Island restaurant was closed during April and May 2013 to complete the restoration after Superstorm Sandy losing eight (8) weeks of the spring season during the fiscal 2014 period, compared to the post-Sandy closure of twenty-two (22) weeks from November 2012 through March 2013 when sales at the restaurant are lower. We also temporarily closed our Yonkers restaurant for redevelopment from November 2012 until November 2013. We estimate that the negative sales impact of both restaurants attributable to the closed periods was approximately $2,087,000. This decline was partly offset by sales during fiscal 2014 for the period of time when the restaurants were closed during fiscal 2013. We had higher sales of approximately $876,000 or 12.1% at our two Coney Island locations for the comparative weeks of operations during fiscal 2014 as compared to fiscal 2013. During fiscal 2014, other sales, primarily to Wal-mart, were approximately $374,000 higher than fiscal 2013.

Franchise fees and royalties were $5,718,000 in fiscal 2014 as compared to $5,842,000 in fiscal 2013. Total royalties were $4,855,000 in fiscal 2014 as compared to $4,990,000 in fiscal 2013. Royalties earned under the Branded Menu Program were $1,011,000 in fiscal 2014 as compared to $943,000 in fiscal 2013 due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $3,844,000 in fiscal 2014 as compared to $4,047,000 in fiscal 2013. Franchise restaurant sales decreased to $85,850,000 in fiscal 2014 as compared to $90,401,000 in fiscal 2013 primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 98 Nathan’s outlets, operating for 15 months prior to the beginning of the fiscal year, excluding sales under the Branded Menu Program) were $60,228,000 in fiscal 2014 as compared to $61,989,000 in fiscal 2013, a decrease of 2.8%. Including the effect of the additional week of operations during fiscal 2013, franchise sales within our entertainment venues and malls declined by approximately 5.8% and 5.2%, respectively, compared to the prior period.

At March 30, 2014, 324 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 303 domestic and international franchised or Branded Menu Program franchise outlets at March 31, 2013. Total franchise fee income was $863,000 in fiscal 2014, including $288,000 of termination or cancellation fees compared to $852,000 in fiscal 2013, including $190,000 of cancellation fees. Domestic franchise fee income was $370,000 in fiscal 2014 compared to $324,000 in fiscal 2013. International franchise fee income was $205,000 in fiscal 2014, compared to $338,000 during fiscal 2013. During fiscal 2014, 56 new franchised outlets opened, including 34 locations in Russia and nine Branded Menu Program outlets, including our first Arthur Treacher’s unit. During fiscal 2013, 40 new franchised outlets opened, including our first two mobile trucks, our first location in Turkey, our first location in Mexico City, our sixth restaurant in the Dominican Republic and 20 Branded Menu Program outlets, including ten units operated by K-mart.

License royalties were $8,513,000 in fiscal 2014 as compared to $8,571,000 in fiscal 2013. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements were $6,742,000 in fiscal 2014 as compared to $6,948,000 in fiscal 2013. In March 2014, John Morrell & Co. became Nathan’s exclusive licensee to manufacture and sell branded hot dog, sausage and corned beef products at retail. Royalties earned during 11 months of the SMG contract, primarily from the retail sale of hot dogs, were $4,600,000 during fiscal 2014 as compared to $5,506,000 during 12 months of fiscal 2013. During March 2014, we earned royalties of $548,000 from approximately two weeks of sales by John Morrell &Co. The decline in royalties from SMG is due primarily to the different periods of the contract and reduced production by SMG, on which our royalties are based as the contract was expiring. Royalties earned from John Morrell & Co. pursuant to our prior license agreement, substantially from sales of hot dogs to Sam’s Club, were $1,594,000 during fiscal 2014 as compared to $1,442,000 during fiscal 2013. This increase is due primarily to the effect of a temporary royalty concession on sales to Sam’s Club during fiscal 2013 partly offset by reduced sales to foodservice. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $148,000, during fiscal 2014, as compared to fiscal 2013.

Interest income was $325,000 in fiscal 2014 as compared to $392,000 in fiscal 2013, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we anticipate lower investment income in the future.

Insurance gain of $2,774,000 during fiscal 2014 represents the difference between insurance proceeds received and the historical net book value of assets destroyed at our Flagship Coney Island restaurant and demolition costs resulting from Superstorm Sandy in addition to the settlement of the business interruption claim (See note L.4).

Other income, net of $76,000 in fiscal 2014 as compared to $82,000 in fiscal 2013 relates primarily to a sublease of a non-franchised restaurant.

Costs and Expenses

Overall, our cost of sales increased by $8,198,000 to $53,072,000 in fiscal 2014 as compared to $44,874,000 in fiscal 2013. Our gross profit (representing the difference between sales and cost of sales) was $12,449,000 or 19.0% of sales during fiscal 2014 as compared to $11,782,000 or 20.8% of sales during fiscal 2013. The margin decline was primarily due to the impact of a higher average cost per pound of hot dogs for our Branded Product Program during fiscal 2014 and the restaurant opening costs of the Coney Island and Yonkers restaurants.

Cost of sales in the Branded Product Program increased by approximately $7,848,000 during fiscal 2014 as compared to fiscal 2013, primarily as a result of the higher sales volume in addition to the approximately 6.7% increased average cost per pound of our hot dogs. During fiscal 2014, the market cost of our hot dogs was approximately 7.5% higher than during fiscal 2013 due primarily to an increase in the beef trimmings markets during August and September 2013. During fiscal 2014, our purchase commitments yielded savings of approximately $198,000. During fiscal 2013, our purchase commitments to acquire hot dogs increased cost by approximately $39,000 due primarily to the unexpected decline in the market cost of one of the beef components during fiscal 2013. During fiscal 2014, approximately 13.4% of our product was purchased pursuant to our purchase commitments as compared to approximately 26.7% during fiscal 2013. The purchase commitments lowered our costs by approximately $0.011 per pound during fiscal 2014 and increased our costs by approximately $0.002 per pound during fiscal 2013. We have recently been forced to pass on the recent cost increases through price increases, and continue to monitor the beef markets. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during fiscal 2014 was $7,574,000 or 57.2% of restaurant sales, as compared to $7,524,000 or 56.1% of restaurant sales in fiscal 2013 due partly to lower sales at our Company-owned restaurants and the higher costs incurred in re-opening the Coney Island and Yonkers restaurants. On December 31, 2013, the New York minimum wage increased to $8.00 which amounted to a 4.6% average salary increase for our employees that were affected. We estimate that this increase in minimum wage could increase our restaurant cost of sales by approximately 0.5% of restaurant sales if prices remain the same. Effective April 1, 2014, The City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees, that work more than 80 hours for the employer. Nathan’s operates three restaurants that will be affected by this new legislation and is currently evaluating the potential impact on its results of operations.

Restaurant operating expenses were $3,142,000 in fiscal 2014 as compared to $2,700,000 in fiscal 2013. The increase in restaurant operating costs results primarily from the different number of months that the Coney Island restaurant operated in the two fiscal periods. During fiscal 2014, the Coney Island restaurant operated for approximately 10 months as compared to operating for approximately 7 months during fiscal 2013. Nathan’s ongoing occupancy and insurance costs at the Coney Island restaurant subsequent to the storm were recovered as part of our business interruption claim. We incurred higher percentage rent on the increased sales at the Boardwalk location. In connection with our October 2013 insurance renewal, we incurred a significant increase in insurance costs, primarily property insurance, due to the impact of Superstorm Sandy on the insurance marketplace. We incurred lower restaurant operating expenses at our Yonkers restaurant which operated for approximately 4 months during fiscal 2014 as compared to approximately 8 months during fiscal 2013. Although utility costs were comparable during fiscal 2014 and fiscal 2013, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $1,157,000 in fiscal 2014 as compared to $940,000 in fiscal 2013. This increase is primarily attributable to the increased depreciation at the Coney Island and Yonkers restaurants. Since re-opening our Coney Island restaurant, we have incurred higher depreciation of approximately $191,000. Since re-opening our Yonkers restaurant, we have incurred higher depreciation of approximately $31,000 and expect to incur approximately $136,000 of depreciation per annum in connection with the redevelopment of the Yonkers restaurant.

General and administrative expenses increased by $1,023,000 or 9.8% to $11,460,000 in fiscal 2014 as compared to $10,437,000 in fiscal 2013. The increase in general and administrative expenses was primarily due to increased compensation costs, including stock-based compensation and payroll related taxes of $587,000, professional fees of $115,000, marketing and travel expense of $112,000 and manager training expenses of $37,000 in connection with the re-opening of our Coney Island and Yonkers restaurants.

Interest expense of $135,000 in fiscal 2014 and $453,000 in fiscal 2013 represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. On March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. On July 24, 2013, we satisfied the judgment, in full settlement of this matter and no additional interest will accrue on this judgment.

The Company recognized an, other-than-temporary impairment charge on its long-term investment of $400,000 in fiscal 2014 based on management’s assessment of the future recoverability of the investment.

Provision for Income Taxes

In fiscal 2014, the income tax provision was $5,234,000 or 38.6% of earnings before income taxes as compared to $4,671,000 or 38.5% of earnings before income taxes in fiscal 2013. Nathan’s effective tax rate was reduced by 0.9% during fiscal 2014 and reduced by 1.3% during fiscal 2013, due to the differing effects of tax-exempt interest income. During fiscal 2014, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $67,000, which lowered the effective tax rate by 0.5%. Additionally, during fiscal 2013, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $38,000, which lowered the effective tax rate by 0.3%. Nathan’s effective tax rates without these adjustments would have been 40.0% for fiscal 2014 and 40.1% for fiscal 2013. Nathan’s estimates that its unrecognized tax benefits, including the related accrued interest and penalties could be reduced by up to $124,000 during fiscal 2015.

Fiscal year ended March 31, 2013 compared to fiscal year ended March 25, 2012

Revenues

Total sales increased by 8.2% to $56,656,000 for the fifty-three weeks ended March 31, 2013 (“fiscal 2013”) as compared to $52,369,000 for the fifty-two weeks ended March 25, 2012 (“fiscal 2012”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 12.2% to $43,214,000 for fiscal 2013 as compared to sales of $38,506,000 in fiscal 2012. This increase was primarily attributable to a 10.4% increase in the volume of products ordered and the impact of price increases that took effect during the fiscal 2013 and fiscal 2012 periods. We estimate that the additional week of operations during fiscal 2013 represented approximately $828,000 of the sales increase. Total Company-owned restaurant sales, comprised of five Nathan’s restaurants in both periods (including one seasonal restaurant), increased by $194,000 to $13,403,000 during fiscal 2013 compared to $13,209,000 during fiscal 2012. This increase was primarily attributed to the increased sales at our relocated and expanded seasonal Boardwalk restaurant in Coney Island that opened in April 2012. Weather conditions had generally been favorable throughout the first twenty-six weeks of fiscal 2013 as compared to the first twenty-six weeks of the fiscal 2012 period. Sales since the third quarter fiscal 2013 were negatively affected due to the closures of our flagship Coney Island and Oceanside locations caused by Superstorm Sandy and the closure of our Yonkers, New York, restaurant for redevelopment. Based on our fiscal 2012 results, we estimate that, compared to fiscal 2012, the closures of our Coney Island and Oceanside restaurants due to the storm reduced sales by approximately $1,095,000 and $66,000, respectively. Additionally, we estimate that the closing of our Yonkers restaurant for redevelopment in November 2012, further reduced sales by approximately $632,000 as compared to fiscal 2012. During fiscal 2012, we were forced to temporarily close all of our restaurants during tropical storm Irene for the weekend of August 27, 2011 and experienced much more rain than usual, particularly during weekends, and a cold Labor Day weekend which we believe further decreased sales particularly at our Coney Island locations. During fiscal 2013, other sales were approximately $615,000 lower than fiscal 2012 primarily because Nathan’s terminated our agreement with the QVC television network in March 2012.

Franchise fees and royalties were $5,842,000 in fiscal 2013 as compared to $5,646,000 in fiscal 2012. Total royalties were $4,990,000 in fiscal 2013 as compared to $4,726,000 in fiscal 2012. Royalties earned under the Branded Menu program were $943,000 in fiscal 2013 as compared to $768,000 in fiscal 2012 due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $4,047,000 in fiscal 2013 as compared to $3,958,000 in fiscal 2012. Franchise restaurant sales were $90,401,000 in fiscal 2013 as compared to $90,022,000 in fiscal 2012. We estimate that the additional week of operations during fiscal 2013 resulted in $939,000 of additional total franchise sales or royalties of approximately $48,000. We believe that fiscal 2013 sales were negatively impacted by approximately $510,000 attributable to the franchised restaurants in the Northeast that were closed due to Superstorm Sandy. One of these restaurants affected remains closed. Comparable domestic franchise sales (consisting of 117 Nathan’s outlets, operating for 15 months prior to the beginning of the fiscal year, excluding sales under the Branded Menu Program) were $58,092,000 in fiscal 2013 as compared to $59,180,000 in fiscal 2012, a decrease of 1.8%. Excluding the effect of the additional week of operations, franchise sales within our entertainment venues declined by approximately 4.8% compared to the prior period, including significant sales declines at two franchised locations that have been negatively affected by adjacent long term construction projects. During the second quarter fiscal 2012, most of our franchised locations in the Northeast were also negatively affected by tropical storm Irene.

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

License royalties were $8,571,000 in fiscal 2013 as compared to $7,526,000 in fiscal 2012. We do not believe that the additional week of operations had a significant impact on royalties as our licensees continued to report based upon their fiscal reporting periods. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 15.1% to $6,948,000 from $6,037,000 primarily due to higher sales by SMG and higher royalties from a change in packaging on certain products sold by SMG in fiscal 2013. Royalties earned from SMG, primarily from the retail sale of hot dogs, were $5,506,000 during fiscal 2013 as compared to $4,503,000 during fiscal 2012. Royalties earned from our foodservice licensee, substantially from sales of hot dogs to Sam’s Club and Kroger’s, were $1,442,000 during fiscal 2013 as compared to $1,534,000 during fiscal 2012. This decrease is due primarily to a temporary royalty concession for the period April 2012 through July 2012, on sales to Sam’s Club and lower sales volume to Kroger’s. During fiscal 2013, we earned incremental royalties of $114,000 from a new agreement for the sale of salty snacks. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products were $1,509,000, during fiscal 2013, as compared to $1,489,000 during fiscal 2012.

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

Restaurant operating expenses were $2,700,000 in fiscal 2013 as compared to $3,115,000 in fiscal 2012. Prior to Superstorm Sandy, restaurant operating costs were higher than the same period in fiscal 2012 by approximately $204,000 primarily due to higher percentage rent due on the increased sales at the new Boardwalk location. After the Hurricane, restaurant operating costs declined primarily as a result of the ongoing expenses incurred during the period of closure, at our Coney Island restaurants, which have been offset against an insurance advance received relating to damages from Superstorm Sandy (See Note L.4 “Superstorm Sandy” in the accompanying Notes to the Consolidated Financial Statements) . We incurred further savings from the closure of our Yonkers restaurant in November 2012. Although our utility costs declined as a percentage of restaurant sales during fiscal 2013, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $940,000 in fiscal 2013 as compared to $965,000 in fiscal 2012. This decrease is primarily attributable to the disposal of the assets destroyed at our Coney Island location due to Superstorm Sandy and lower corporate depreciation which was partly offset by the investment made at the new Boardwalk location and higher depreciation on newly-added consigned equipment by our Branded Product Program. We expect to incur higher depreciation due to our investments in the redevelopment of the Coney Island and Yonkers restaurants in fiscal 2014.

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

Off-Balance Sheet Arrangements

At March 31, 2013, Nathan’s had open purchase commitments for hot dogs at a total cost of $5,000,000 which were purchased between April and July 2013. At March 30, 2014, Nathan’s did not have any open purchase commitments for hot dogs outstanding. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at March 30, 2014 aggregated $22,077,000, increasing by $8,674,000 during fiscal 2014. At March 30, 2014, marketable securities were $11,187,000 compared to $12,307,000 at March 31, 2013 and net working capital increased to $35,378,000 from $27,525,000 at March 31, 2013.

Cash provided by operations of $2,876,000, in fiscal 2014 is primarily attributable to net income of $8,327,000 in addition to other non-cash operating items of $1,327,000. However, changes in Nathan’s operating assets and liabilities decreased cash by $6,778,000, primarily resulting from the payment of $6,009,000, in satisfaction of the SMG litigation, inclusive of current year interest of $135,000, increased accounts and other receivables, net of $927,000 and increased prepaid and other current assets of $2,033,000 partially offset by increased accounts payable, accrued expenses and other current liabilities of $2,329,000. The increase in accounts and other receivables is primarily due to increased sales by the Branded Product Program and increased operating costs from our Coney Island restaurant that were reimbursed pursuant to our business interruption policy in April 2014. The increase in prepaid expenses primarily relates to higher prepaid estimated income taxes and insurance which were partly offset by the utilization of prepaid sponsorships. The increase in accounts payable, accrued expenses and other current liabilities is due primarily from increased payables in connection with our Branded Product Program, construction associated with the Yonkers renovation, accrued compensation and insurance premiums.

Cash provided by investing activities was $4,917,000 in fiscal 2014. We received cash proceeds of $2,711,000 for the settlement of our property claim for the damage incurred primarily at our Flagship Coney Island restaurant and $2,890,000 from the redemption of maturing available-for-sale securities. On July 24, 2013, SMG, Inc. withdrew $6,009,000 from the restricted cash account, including cumulative interest of $1,099,000, satisfying the judgment of the SMG damages award. We incurred capital expenditures of $4,339,000 primarily in connection with the rebuilding of our Flagship Coney Island and Yonkers restaurants and our Branded Product Program, and funded interest of $135,000 into the restricted cash account. We estimate we will invest approximately $1,250,000 in connection with the redevelopment of our Oceanside restaurant during fiscal 2015. We purchased available-for-sale securities of $2,219,000.

Cash provided by financing activities of $881,000 in fiscal 2014 includes the expected realization of the tax benefits associated with employee stock option exercises of $2,195,000 and proceeds from the exercise of employee stock options of $944,000 reduced by $772,000 for the payment of withholding tax on the net share settlement exercise of employee stock options. We repurchased treasury stock in the amount of $1,486,000.

During the period from October 2001 through March 30, 2014, Nathan’s purchased 4,610,026 shares of its common stock at a cost of approximately $54,884,000 including 30,463 shares of stock costing $1,486,000 during fiscal 2014 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, to date, we have repurchased 2,718,926 shares at a total cost of approximately $47,726,000, reducing the number of shares then-outstanding by 45.2%.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase of shares that the Company may repurchase. As of March 30, 2014, the Company had repurchased 511,067 shares at a cost of $11,279,000 under the sixth stock repurchase plan.

As of March 30, 2014, an aggregate of 288,933 shares were available to be purchased under Nathan’s existing stock buy-back program. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at March 30, 2014 aggregating $22,077,000, and marketable securities of $11,187,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. We may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

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

At March 30, 2014, there were three properties that we lease from third parties which we sublease to three franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York. The guaranty could be called upon in the event of a default by the tenant/franchisee. The guaranty extends through the fifth Lease Year, as defined in the lease, and will not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs. We have recorded a liability of approximately $193,000 in connection with this guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time. In connection with the Nathan’s Franchise Agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the guaranty.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of March 30, 2014 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$4,298	$1,569	$1,679	$650	$400
Operating Leases (a)	16,287	1,785	3,339	3,403	7,760
Gross Cash Contractual Obligations	20,585	3,354	5,018	4,053	8,160
Sublease Income	3,073	404	524	528	1,617
Net Cash Contractual Obligations	$17,512	$2,950	$4,494	$3,525	$6,543

a)

Nathan’s has entered into contingent agreements to terminate its lease for the existing Oceanside restaurant and relocate to a smaller restaurant in the same area. Contingent upon the landlord’s receipt of the necessary permits and variances, we expect to close the existing restaurant in November 2014 and commence operations of new Oceanside restaurant in March 2015.

b)

At March 30, 2014, the Company had unrecognized tax benefits of $283,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $64,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. In an effort to reduce the impact of increasing market prices, we have entered into purchase commitments for a portion of our hot dogs since January 2008. Beginning in January 2010, the cost of hot dogs continued to increase until the summer of 2012, when the market price of “fresh 50’s” unexpectedly dropped significantly. Since then, the cost of this product has rebounded. The market price of hot dogs during fiscal 2014 was approximately 7.5% higher than fiscal 2013 however, the market price of hot dogs was approximately 7.8% higher in the fourth quarter fiscal 2014 than the fourth quarter fiscal 2013. The fiscal 2013 price of hot dogs was approximately 0.01% higher than fiscal 2012. These increases are in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We are unable to predict the future cost of our hot dogs and expect to experience continued price volatility for our beef products during fiscal 2015. In addition, beef prices continue to be extremely volatile due to the supply constraints, as a result of the lingering effect of the drought in the Midwest during 2012. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and increased insurance costs resulting from the hardening of the insurance markets.

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

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. The New York State minimum wage increased to $8.00 on December 31, 2013 and will increase to $8.75 and $9.00 per hour on December 31, 2014 and December 31, 2015, respectively. The impact of the New York minimum wage increase on the Company amounted to a 4.6% average salary increase for our employees that were affected. On November 5, 2013, the New Jersey Minimum Wage Increase Amendment was affirmatively voted in favor in the general election increasing the New Jersey minimum wage to $8.25 per hour, with annual cost of living increases. Effective January 1, 2013, ten states increased their minimum wage up to a low of $7.35 to a high of $9.19. In addition, there have been recent protests in the City of New York and other municipalities relating to compensation at fast food restaurants. Mayor DeBlasio, of the City of New York, has stated that New York City should have additional increases in the minimum wage. We estimate that this increase in minimum wage has the potential to increase our restaurant cost of sales by approximately 50 bps if prices remain the same. Although we only operate five Company-owned restaurants, we believe that ongoing increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees.

April 1, 2014, the City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees, that work more than 80 hours for the employer. Nathan’s operates three restaurants that will be affected by this new legislation and is currently evaluating the potential impact on its results of operations.

In addition, our union contract expires in June 2014 and a new union contract could also significantly increase labor and associated costs.

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

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 30, 2014, Nathan’s cash and cash equivalents aggregated $22,077,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $55,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 30, 2014, the market value of Nathan’s marketable securities aggregated $11,187,000. Interest income on these marketable securities would increase or decrease by approximately $28,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at March 30, 2014 that are sensitive to interest rate fluctuations:

	Valuation of securities Given an interest rate Decrease of X Basis points			Fair	Valuation of securities Given an interest rate Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS
Municipal notes and bonds	$11,191,000	$11,191,000	$11,190,000	$11,187,000	$11,186,000	$11,186,000	$11,185,000

Borrowings

At March 30, 2014, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Beginning January 2010, the cost of hot dogs has continued to increase until the summer of 2012, when the market price of “fresh 50’s” unexpectedly dropped significantly. Since then, the cost of this product has rebounded to its normal range. The market price of hot dogs during fiscal 2014 was approximately 7.5% higher than fiscal 2013. The market price of hot dogs during fiscal 2013 was approximately 0.01% higher than fiscal 2012. This increase is in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We have attempted to enter into purchase commitments for hot dogs from time to time in order to reduce the impact of increasing market prices. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the fifty-two weeks ended March 30, 2014 would have increased or decreased our cost of sales by approximately $4,708,000.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 30, 2014. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 1992, management believes that Nathan’s maintained effective internal control over financial reporting as of March 30, 2014. The effectiveness of our internal control over financial reporting as of March 30, 2014, has been audited by Grant Thornton LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nathan’s Famous, Inc.

We have audited the internal control over financial reporting of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 30, 2014, and our report dated June 13, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

June 13, 2014

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

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2014 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Audit Fees

We were billed by Grant Thornton LLP the aggregate amount of approximately $245,000 in respect of fiscal 2014 and $250,000 in respect of fiscal 2013 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q as well as fees related to the Company’s filing of a Registration Statement on Form S-8 in fiscal 2013.

Audit-Related Fees

Grant Thornton LLP did not render any audit-related services for fiscal 2014 and 2013 and, accordingly, did not bill for any such services.

Tax Fees

Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2014 and 2013 and, accordingly, did not bill for any such services.

All Other Fees

Grant Thornton LLP did not render any other services for fiscal 2014 and 2013 and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Grant Thornton LLP of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by Grant Thornton LLP during 2014 and 2013.

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

10.1	Employment Agreement with Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 33-56976.)
10.2	Leases for premises at Coney Island, New York, as follows: (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease, dated November 22, 1967, between Nathan’s Realty Associates and the Company.
b) Lease, dated November 22, 1967, between Ida’s Realty Associates and the Company.
10.3	Lease with NWCM Corp. for premises at Oceanside, New York, dated March 14, 1975. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.4	Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)
10.5	401K Plan and Trust. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.6

Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, with Wayne Norbitz. (Incorporated by reference to Exhibit 10.19 to the Annual Report filed on Form 10-K for the fiscal year ended March 27, 1994.)

10.7

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

10.9

Amendment to License Agreement dated as of February 28, 1994, among Nathan’s Famous Systems, Inc. and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 29, 1996.)

10.10	2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-101355.)
10.11	Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 15, 2006.)
10.12	Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 15, 2006.)
10.13	Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 27, 2010.)
10.14	License Agreement dated April 23, 2008 between Roasters Asia Pacific (Cayman) Limited and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 23, 2008.)
10.15

Agreement of Lease between One-Two Jericho Plaza Owner LLC and Nathan’s Famous Services, Inc. dated September 11, 2009, (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 27, 2009.)

10.16

Guaranty by Nathan’s Famous, Inc. of Agreement of Lease with One-Two Jericho Plaza Owner LLC dated September 11, 2009, (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 27, 2009.)

10.17	2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2010).
10.18	Amendment to 2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2012).
10.19	Amendment to Employment Agreement with Howard M. Lorber, dated November 1, 2012. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 23, 2012.)
10.20	Restricted Stock Agreement with Howard M. Lorber, dated November 1, 2012. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 23, 2012.)
10.21

***Letter agreement dated December 5, 2012 between Nathan’s Famous Systems, Inc. and John Morrell & Co. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 23, 2012).

10.22	Restricted Stock Agreement with Eric Gatoff, dated June 4, 2013. (Incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended March 31, 2013.)
21	*List of Subsidiaries of the Registrant.
23	*Consent of Grant Thornton LLP dated June 13, 2014.
31.1	*Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	*Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	*Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of June, 2014.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of June, 2014.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

/s/ HOWARD LORBER
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
Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nathan’s Famous, Inc.

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 30, 2014 and March 31, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fifty-two weeks ended March 30, 2014, the fifty-three weeks ended March 31, 2013, and the fifty-two weeks ended March 25, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan’s Famous, Inc. and subsidiaries as of March 30, 2014 and March 31, 2013, and the results of their operations and their cash flows for the fifty-two weeks ended March 30, 2014, the fifty-three weeks ended March 31, 2013, and the fifty-two weeks ended March 25, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

June 13, 2014

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 30, 2014	March 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,077	$13,403
Marketable securities	11,187	12,307
Restricted cash	-	5,874
Accounts and other receivables, net	7,823	6,917
Inventories	947	1,046
Prepaid expenses and other current assets (Note F)	3,129	1,096
Deferred income taxes	26	345
Total current assets	45,189	40,988

Property and equipment, net	8,970	5,788
Long-term investment (Note G)	100	500
Goodwill	95	95
Intangible asset	1,353	1,353
Deferred income taxes	-	480
Other assets	428	458

	$56,135	$49,662

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,826	$2,991
Litigation accrual (Note L.2)	-	5,874
Accrued expenses and other current liabilities	4,751	4,320
Deferred franchise fees	234	278
Total current liabilities	9,811	13,463

Other liabilities	1,693	2,051
Deferred income taxes	734	-

Total liabilities	12,238	15,514

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,092,183 and 8,958,181 shares issued; and 4,482,157 and 4,378,618 shares outstanding at March 30, 2014 and March 31, 2013, respectively	91	90
Additional paid-in capital	57,578	54,491
Retained earnings	40,963	32,636
Accumulated other comprehensive income	149	329
	98,781	87,546
Treasury stock, at cost, 4,610,026 and 4,579,563 shares at March 30, 2014 and March 31, 2013, respectively	(54,884)	(53,398)
Total stockholders’ equity	43,897	34,148

	$56,135	$49,662

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Two weeks ended March 30, 2014	Fifty-Three weeks ended March 31, 2013	Fifty-Two weeks ended March 25, 2012
REVENUES
Sales	$65,521	$56,656	$52,369
Franchise fees and royalties	5,718	5,842	5,646
License royalties	8,513	8,571	7,526
Interest income	325	392	573
Insurance gain (Note L.4)	2,774	-	-
Other income, net	76	82	108
Total revenues	82,927	71,543	66,222

COSTS AND EXPENSES
Cost of sales	53,072	44,874	42,106
Restaurant operating expenses	3,142	2,700	3,115
Depreciation and amortization	1,157	940	965
General and administrative expenses	11,460	10,437	9,552
Impairment charge – long-term investment (Note G)	400	-	-
Interest expense	135	453	477
Total costs and expenses	69,366	59,404	56,215

Income from operations before provision for income taxes	13,561	12,139	10,007
Provision for income taxes	5,234	4,671	3,849
Net income	$8,327	$7,468	$6,158

PER SHARE INFORMATION
Income per share:
Basic	$1.87	$1.70	$1.26
Diluted	$1.81	$1.63	$1.22

Weighted average shares used in computing income per share:
Basic	4,450,000	4,400,000	4,906,000
Diluted	4,605,000	4,588,000	5,049,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fifty-Two weeks ended March 30, 2014	Fifty-Three weeks ended March 31, 2013	Fifty-Two weeks ended March 25, 2012

Net income	$8,327	$7,468	$6,158

Other comprehensive income (loss), net of deferred income taxes:

Unrealized gains (losses) on marketable securities	(180)	(168)	16

Other comprehensive income (loss)	(180)	(168)	16

Comprehensive income	$8,147	$7,300	$6,174

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fifty-two weeks ended March 30, 2014, the Fifty-three weeks ended March 31, 2013 and the Fifty-two weeks ended March 25, 2012

(in thousands, except share amounts)

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

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fifty-two weeks ended March 30, 2014, the Fifty-three weeks ended March 31, 2013 and the Fifty-two weeks ended March 25, 2012

(in thousands, except share amounts)

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

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fifty-two weeks ended March 30, 2014, the Fifty-three weeks ended March 31, 2013 and the Fifty-two weeks ended March 25, 2012

(in thousands, except share amounts)

			Additional		Accumulated Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity
Balance, March 31, 2013	8,958,181	$90	$54,491	$32,636	$329	4,579,563	$(53,398)	$34,148

Shares issued in connection with share-based compensation plans	134,002	1	943	-	-	-	-	944

Withholding tax on net share settlement of employee stock options	-	-	(772)	-	-	-	-	(772)

Repurchase of common stock	-	-	-	-	-	30,463	(1,486)	(1,486)

Income tax benefit on stock option exercises	-	-	2,195	-	-	-	-	2,195

Share-based compensation	-	-	721	-	-	-	-	721

Unrealized losses on marketable securities, net of deferred income tax benefit of $119	-	-	-	-	(180)	-	-	(180)

Net income	-	-	-	8,327	-	-	-	8,327
Balance, March 30, 2014	9,092,183	$91	$57,578	$40,963	$149	4,610,026	$(54,884)	$43,897

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two weeks ended March 30, 2014	Fifty-Three weeks ended March 31, 2013	Fifty-Two weeks ended March 25, 2012
Cash flows from operating activities:
Net income	$8,327	$7,468	$6,158
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,157	940	965
Insurance gain	(2,774)	-	-
Amortization of bond premium	150	130	193
Share-based compensation expense	721	627	274
Provision for doubtful accounts	21	15	86
Impairment charge – long-term investment	400	-	-
Deferred income taxes	1,652	497	2,041
Changes in operating assets and liabilities:
Accounts and other receivables, net	(927)	(397)	(501)
Inventories	99	79	14
Prepaid expenses and other current assets	(2,033)	298	(329)
Other assets	30	7	(72)
Accrued litigation	(5,874)	455	447
Accounts payable, accrued expenses and other current liabilities	2,329	(838)	347
Advances of insurance proceeds	-	130	-
Deferred franchise fees	(44)	155	(218)
Other liabilities	(358)	(72)	207

Net cash provided by operating activities	2,876	9,494	9,612

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	2,890	2,000	4,050
Insurance proceeds received for property and equipment (Note L.4)	2,711	449	-
Purchase of long-term investment	-	(500)	-
Change in restricted cash	(135)	(455)	(447)
Purchase of property and equipment	(4,339)	(998)	(1,358)
Purchase of available for sale securities	(2,219)	-	-
Payments received on sale of note receivable	-	-	900
Litigation settlement (Note L.2)	6,009	-	-
Payments received on note receivable	-	-	21

Net cash provided by investing activities	4,917	496	3,166

Cash flows from financing activities:
Repurchase of treasury stock	(1,486)	(3,085)	(15,867)
Proceeds from the exercise of stock options	944	389	65
Income tax benefit on stock option exercises	2,195	1,062	113
Payments of withholding tax on net share settlement of employee stock options	(772)	(982)	-

Net cash provided by (used in) financing activities	881	(2,616)	(15,689)

Net increase (decrease) in cash and cash equivalents	8,674	7,374	(2,911)

Cash and cash equivalents, beginning of year	13,403	6,029	8,940

Cash and cash equivalents, end of year	$22,077	$13,403	$6,029

Cash paid during the year for:
Interest	$1,099	$-	$-
Income taxes	$3,457	$2,548	$1,944

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2014, March 31, 2013, and March 25, 2012

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

Nathan’s Famous, Inc. and subsidiaries (collectively the “Company” or “Nathan’s”) has historically operated or franchised a chain of retail fast food restaurants featuring the “Nathan’s World Famous Beef Hot Dog”, crinkle-cut French-fried potatoes and a variety of other menu offerings. Nathan’s has also established a Branded Product Program, which enables foodservice retailers to sell select Nathan’s proprietary products outside of the realm of a traditional franchise relationship. Nathan’s also licenses the manufacture and sale of “Nathan’s Famous” packaged hot dogs, crinkle-cut French fries and a number of other products to a variety of third parties for sale to supermarkets, club stores and grocery stores. The Company is also the owner of the Arthur Treacher’s brand. Arthur Treacher’s main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The Company considers itself to be in the foodservice industry, and has pursued co-branding and co-hosting initiatives.

At March 30, 2014, the Company’s restaurant system included five Company-owned units in the New York City metropolitan area and 324 franchised or licensed units, located in 28 states, the Cayman Islands and eight foreign countries.

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

2.     Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53-week reporting period. The results of operations and cash flows for the fiscal year ended March 30, 2014 contained 52 weeks. The results of operations and cash flows for the fiscal years ended March 31, 2013 contained 53 weeks and March 28, 2012 contained 52 weeks.

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

4.     Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents amounted to $330 and $172 at March 30, 2014 and March 31, 2013, respectively. Substantially all of the Company’s cash and cash equivalents are in excess of government insurance.

Restricted cash, at March 31, 2013, represents amount held on deposit to secure Nathan’s obligation related to its litigation accrual (Note L.).

5.     Inventories

Inventories, which are stated at the lower of cost or market value, consist primarily of food items and supplies. Cost is determined using the first-in, first-out method.

6.     Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 30, 2014 and March 31, 2013, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

7.     Property and Equipment

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

Building and improvements (in years)	5- 25
Machinery, equipment, furniture and fixtures (in years)	3- 15
Leasehold improvements (in years)	5- 20

8.      Goodwill and Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,353 in connection with Arthur Treacher’s.

The Company’s goodwill and intangible assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. As of March 30, 2014 and March 31, 2013, the Company performed its required annual impairment test of goodwill and intangible assets and has determined no impairment is deemed to exist.

9.        Long-lived Assets

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. As a result of Hurricane Sandy, our Coney Island restaurant sustained significant damage which resulted in the write-off of $449 related to destroyed property (Note L.4). The restaurant was fully repaired and re-opened on May 20, 2013. No long-lived assets were deemed impaired during the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012.

10.      Fair Value of Financial Instruments

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

The fair value hierarchy consists of the following three levels:

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

The use of observable market inputs (quoted market prices) when measuring fair value and, specifically, the use of Level 1 quoted prices to measure fair value are required whenever possible. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures quarterly and based on various factors, it is possible that an asset or liability may be classified differently from year to year.

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 30, 2014 and March 31, 2013 based upon the valuation hierarchy:

March 30, 2014	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$11,187	$-	$11,187
Total assets at fair value	$-	$11,187	$-	$11,187

March 31, 2013	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$12,307	$-	$12,307
Total assets at fair value	$-	$12,307	$-	$12,307

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

11.     Start-up Costs

Pre-opening and similar restaurant costs are expensed as incurred.

12.     Revenue Recognition - Branded Product Program

The Company recognizes sales from the Branded Product Program and certain products sold from the Branded Menu Program upon delivery to Nathan’s customers via third party common carrier. Rebates provided to customers are classified as a reduction to sales.

   13.      Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash or credit card by the customer, are recognized at the point of sale. Sales are presented net of sales tax.

    14.     Revenue Recognition - Franchising Operations

In connection with its franchising operations, the Company receives initial franchise fees, area development fees, royalties, and in certain cases, revenue from sub-leasing restaurant properties to franchisees.

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

At March 30, 2014 and March 31, 2013, $234 and $278, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, the Company earned franchise fees of $863, $852, and $920, respectively, from new unit openings, transfers, co-branding and forfeitures.

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

If substantial obligations under the development agreement are not dependent on the number of individual franchise locations to be opened, substantial performance shall be determined using the same criteria applicable to an individual franchise, which is generally the opening of the first location pursuant to the development agreement. If substantial performance is dependent on the number of locations, then the development fee is deferred and recognized ratably over the term of the agreement, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 30, 2014 and March 31, 2013, $200 and $401, respectively, of deferred development fee revenue is included in other liabilities in the accompanying consolidated balance sheets.

The following is a summary of franchise openings and closings for the Nathan’s franchise restaurant system for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012:

	March 30, 2014	March 31 ,2013	March 25, 2012

Franchised restaurants operating at the beginning of the period	303	299	264

New franchised restaurants opened during the period	56	40	67

Franchised restaurants closed during the period	(35)	(36)	(32)

Franchised restaurants operating at the end of the period	324	303	299

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

15. Revenue Recognition – License Royalties

The Company earns revenue from royalties on the licensing of the use of its intellectual property in connection with certain products produced and sold by outside vendors. The use of the Company’s intellectual property must be approved by the Company prior to each specific application to ensure proper quality and a consistent image. Revenue from license royalties is recognized on a monthly basis when it is earned and deemed collectible.

16. Business Concentrations and Geographical Information

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 30, 2014, three Branded Product customers represented 23%, 13% and 11%, of accounts receivable. At March 31, 2013, one retail licensee and three Branded Product customers each represented 18%, 16%, 11% and 10%, respectively, of accounts receivable. One Branded Products customer accounted for 17% and 12% of total revenue for the years ended March 30, 2014 and March 31, 2013, respectively. No franchisee, retail licensee or Branded Product customer accounted for 10% or more of total revenues during the fiscal year ended March 25, 2012.

The Company’s primary supplier of hot dogs represented 75%, 82% and 79% of product purchases for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, respectively. The Company’s distributor of products to its Company-owned restaurants represented 5%, 7% and 8% of product purchases for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, respectively.

The Company’s revenues for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012 were derived from the following geographic areas:

	March 30, 2014	March 31, 2013	March 25, 2012

Domestic (United States)	$79,396	$68,499	$64,534
Non-domestic	3,531	3,044	1,688
	$82,927	$71,543	$66,222

The Company’s sales for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012 were derived from the following:

	March 30, 2014	March 31, 2013	March 25, 2012

Branded Products	$51,877	$43,214	$38,506
Company-owned restaurants	13,231	13,403	13,209
Other	413	39	654
	$65,521	$56,656	$52,369

17.      Advertising

The Company administers an advertising fund on behalf of its franchisees to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising fund are based on specified percentages of net sales, generally ranging up to 2%. Company-owned store advertising expense, which is expensed as incurred, was $147, $144, and $227, for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, respectively, and have been included within restaurant operating expenses in the accompanying consolidated statements of earnings.

18.      Stock-Based Compensation

At March 30, 2014, the Company had one stock-based compensation plan in effect which is more fully described in Note K.

The cost of all share-based payments, including grants of restricted stock and stock options, is recognized in the financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

19.      Classification of Operating Expenses

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

20.      Income Taxes

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

22.      Adoption of New Accounting Pronouncements

In April 2014, the FASB issued new accounting guidance changing the criteria for reporting discontinued operations. The revised definition of a discontinued operation includes those components of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance eliminates the current requirement to assess continuing cash flow and continuing involvement with the disposal group. The revised definition also includes a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale. A disposal meeting the new definition is required to be reported as discontinued operations when the component of an entity or group of components of an entity meets the held for sale criteria, is actually disposed of by sales, or is disposed of through means other than a sale. The guidance is effective for Nathan’s for annual periods beginning on or after December 15, 2014 and interim periods within those years, which for Nathan’s will be the first quarter fiscal 2016 beginning March 30, 2015. Early adoption is permitted for disposals that have not been previously reported in the financial statements. Nathan’s does not expect the adoption of this new guidance to have a material impact on the results of operations or financial position.

In July 2012, the FASB issued new accounting guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides the entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value. If it is not, then no further analysis is required otherwise then the previously required quantitative testing is required. Nathan’s adopted the new guidance beginning with its first quarter of fiscal 2014. The adoption of this new guidance did not have a material impact on the results of operations or financial position.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements.

NOTE C - INCOME PER SHARE

Basic income per common share is calculated by dividing income by the weighted-average number of common shares outstanding and excludes any dilutive effects of stock options. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income per common share result from the assumed exercise of stock options and restricted stock, using the treasury stock method.

The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, respectively:

	Net Income			Shares			Net income per share
	2014	2013	2012	2014	2013	2012	2014	2013	2012

Basic EPS
Basic calculation	$8,327	$7,468	$6,158	4,450,000	4,400,000	4,906,000	$1.87	$1.70	$1.26
Effect of dilutive employee stock options	-	-	-	155,000	188,000	143,000	(.06)	(.07)	(.04)

Diluted EPS
Diluted calculation	$8,327	$7,468	$6,158	4,605,000	4,588,000	5,049,000	$1.81	$1.63	$1.22

There were no options to purchase shares of common stock for the years ended March 30, 2014, March 31, 2013 and March 25, 2012 that were excluded from the computation of diluted earnings per share.

NOTE D – MARKETABLE SECURITIES

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 30, 2014	$10,947	$240	$-	$11,187

March 31, 2013	$11,768	$539	$-	$12,307

As of March 30, 2014, the municipal bonds mature at various dates between April 2014 and October 2019. The following represents the bond maturities by period:

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

March 30, 2014	$11,187	$5,214	$4,792	$1,181	$-

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains included in the determination of net income are as follows:

	March 30, 2014	March 31, 2013	March 25, 2012
Available-for-sale securities:
Proceeds	$2,890	$2,000	$4,050
Gross realized gains	$-	$-	$-

The change in net unrealized (losses) gains on available-for-sale securities for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, of $(180), $(168) and $16, respectively, which is net of deferred income taxes, has been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sale securities as of March 30, 2014 and March 31, 2013.

NOTE E - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 30, 2014	March 31, 2013

Franchise and license royalties	$1,658	$2,355
Branded product sales	5,141	4,071
Other	1,457	621
	8,256	7,047

Less: allowance for doubtful accounts	433	130

Accounts and other receivables, net	$7,823	$6,917

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

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012 are as follows:

	March 30, 2014	March 31, 2013	March 25, 2012

Beginning balance	$130	$138	$62
Bad debt expense	21	15	86
Uncollectible marketing fund contributions	320	5	-
Accounts written off	(38)	(28)	(10)

Ending balance	$433	$130	$138

NOTE F – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 30, 2014	March 31, 2013

Income taxes	$2,059	$-
Insurance	506	359
Other	564	737

	$3,129	$1,096

NOTE G – LONG-TERM INVESTMENT

In September 2012, Nathan’s purchased 351,550 shares of Series A Preferred Stock in a privately-owned corporation for $500. Nathan’s investment originally represented a 2.5% equity ownership in the entity and Nathan’s does not have the ability to exercise significant influence over the investee. The shares have voting rights on the same basis as the common shareholders and have certain dividend rights, if declared. Nathan’s accounts for this investment pursuant to the cost method and recognizes dividends distributed by the investee as income to the extent that dividends are distributed from net accumulated earnings of the investee. There were no dividends declared by the investee during the fifty-two week period ended March 30, 2014. Each reporting period, management reviews the carrying value of this investment based upon the financial information provided by the investment’s management and considers whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other-than-temporary impairment in value has occurred. We are required to recognize an impairment on the investment if such impairment is considered to be other-than-temporary. We have performed our evaluation of whether indicators of impairment existed, and determined that an other-than-temporary impairment has occurred and recorded an impairment charge of $400 on this investment during the fifty-two week period ended March 30, 2014.

NOTE H - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 30, 2014	March 31, 2013

Land	$1,197	$1,197
Building and improvements	2,161	2,045
Machinery, equipment, furniture and fixtures	6,349	5,460
Leasehold improvements	6,792	3,878
Construction-in-progress	25	569
	16,524	13,149
Less: accumulated depreciation and amortization	7,554	7,361

	$8,970	$5,788

NOTE I – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 30, 2014	March 31, 2013
Payroll and other benefits	$2,433	$2,248
Accrued rebates	855	648
Rent and occupancy costs	163	197
Deferred revenue	734	581
Construction costs	281	25
Unexpended advertising funds	52	181
Other	$233	$440
	4,751	4,320

Other liabilities consist of the following:

	March 30, 2014	March 31, 2013
Deferred development fees	$200	$401
Reserve for uncertain tax positions (Note J)	620	639
Deferred rental liability	661	764
Other	212	247
	$1,693	$2,051

NOTE J - INCOME TAXES

The income tax provision consists of the following for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012:

	March 30, 2014	March 31, 2013	March 25, 2012
Federal
Current	$2,664	$3,237	$1,274
Deferred	1,421	377	1,566
	4,085	3,614	2,840
State and local
Current	918	937	534
Deferred	231	120	475
	1,149	1,057	1,009
	$5,234	$4,671	$3,849

The total income tax provision for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012 differs from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

	March 30, 2014	March 31, 2013	March 25, 2012

Computed “expected” tax expense	$4,611	$4,127	$3,412
State and local income taxes, net of Federal income tax benefit	773	633	682
Tax-exempt investment earnings	(110)	(133)	(178)
Change in uncertain tax positions, net	(22)	22	(24)
Nondeductible meals and entertainment and other	(18)	22	(43)
	$5,234	$4,671	$3,849

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 30, 2014	March 31, 2013
Deferred tax assets
Accrued expenses	$162	$166
Allowance for doubtful accounts	49	49
Deferred revenue	569	510
Deferred stock compensation	594	646
Excess of straight line over actual rent	289	316
Investment	157	-
Other	129	127
Total gross deferred tax assets	$1,949	$1,814

Deferred tax liabilities
Deductible prepaid expense	302	223
Unrealized gain on marketable securities	83	202
Depreciation expense	1,692	321
Deductible business interruption expenses	293	-
Amortization	287	243
Total gross deferred tax liabilities	2,657	989
Net deferred tax (liability) asset	(708)	825
Less current portion	(26)	(345)
Long-term portion	$(734)	$480

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. Based upon these considerations, management believes that it is more likely than not that the Company will realize the benefit of its gross deferred tax asset.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012.

	March 30, 2014	March 31, 2013	March 25, 2012

Unrecognized tax benefits, beginning of year	$296	$422	$318
Decreases of tax positions taken in prior years	(34)	(50)	(41)
Increase based on tax positions taken in current year	21	34	26
Settlements of tax positions taken in prior years	-	(110)	-
Increase based on tax positions taken in prior years	-	-	119
Unrecognized tax benefits, end of year	$283	$296	$422

The amount of unrecognized tax benefits at March 30, 2014, March 31, 2013 and March 25, 2012 were $283, $296 and $422, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 30, 2014 and March 31, 2013, the Company had $329 and $337, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012 Nathan’s recognized interest and penalties in the amounts of $43, $46, and $47, respectively. The Company believes that it is reasonably possible that decreases in unrecognized tax benefits of up to $64 may be recorded within the next year.

In May 2014, Nathan’s received notification from the Internal Revenue Service that it is seeking to review its tax return for the year ended March 31, 2013. The earliest tax years’ that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2011
New York State	2011
New York City	2011

NOTE K – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Stock Incentive Plans

On September 14, 2010, the Company’s shareholders approved the Nathan’s Famous, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), which provides for the issuance of nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards to directors, officers and key employees. The Company was initially authorized to issue up to 150,000 shares of common stock under the 2010 Plan, together with any shares which had not been previously issued under the Company’s previous stock option plans as of July 19, 2010 (171,000 shares), plus any shares subject to any outstanding options or restricted stock grants under the Company’s previous stock option plans that were outstanding as of July 19, 2010 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 100,000 shares. On September 13, 2012, the Company amended the 2010 Plan increasing the number of shares available for issuance by 250,000 shares. Shares to be issued under the 2010 Plan may be made available from authorized but unissued stock, common stock held by the Company in its treasury, or common stock purchased by the Company on the open market or otherwise. The number of shares issuable and the grant, purchase or exercise price of outstanding awards are subject to adjustment in the amount that the Company’s Compensation Committee considers appropriate upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. In the event that the Company issues restricted stock awards pursuant to the 2010 Plan, each share of restricted stock would reduce the amount of available shares for issuance by either 3.2 shares for each share of restricted stock granted or 1 share for each share of restricted stock granted. As of March 30, 2014, there were up to 318,500 shares available to be issued for future option grants or up to 219,844 shares of restricted stock that may be granted under the 2010 Plan.

In general, options granted under the Company’s stock incentive plans have terms of five or ten years and vest over periods of between three and five years. The Company has historically issued new shares of common stock for options that have been exercised and used the Black-Scholes option valuation model to determine the fair value of options granted at the grant date.

During the fiscal year ended March 30, 2014, the Company granted 25,000 shares of restricted stock at a fair value of $49.80 per share representing the closing price on the date of grant, which will be fully vested five years from the date of grant. The restrictions on the shares lapse ratably over a five-year period on the annual anniversary of the date of grant. The compensation expense related to this restricted stock award is expected to be $1,245 and will be recognized, commencing on the grant date, over the next five years.

During the fiscal year ended March 31, 2013, the Company granted 50,000 shares of restricted stock at a fair value of $29.29 per share representing the closing price on the date of grant, which will be fully vested four years from the date of grant. Upon grant, 10,000 shares vested immediately, and the restrictions on the remaining 40,000 shares lapse ratably over a four-year period on the annual anniversary of the date of grant.

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

	March 30, 2014	March 31, 2013	March 25, 2012

Stock options	$224	$224	$274
Restricted stock	497	403	-
	$721	$627	$274

The tax benefit on stock-based compensation expense was $286, $251 and $101 for the years ended March 30, 2014, March 31, 2013 and March 25, 2012, respectively. As of March 30, 2014, there was $2,075 of unamortized compensation expense related to stock-based incentive awards. The Company expects to recognize this expense over approximately one year and nine months, which represents the weighted average remaining requisite service periods for such awards.

A summary of the status of the Company’s stock options at March 30, 2014, March 31, 2013 and March 25, 2012 and changes during the fiscal years then ended is presented in the tables below:

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding – beginning of year	429,500	$13.29	622,000	$13.21	470,000	$11.29

Granted	-	-	-	-	177,500	17.75

Expired	-	-	-	-	-	-

Exercised	(150,000)	9.71	(192,500)	13.04	(25,500)	9.36

Options outstanding - end of year	279,500	$15.22	429,500	$13.29	622,000	$13.21

Options exercisable - end of year	190,750	$14.04	296,375	$11.29	444,500	$11.40

Weighted-average fair value of options granted					177,500	$5.04

During the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, options to purchase 150,000, 192,500 and 25,500 shares were exercised which aggregated proceeds of $944, $389 and $65, respectively, to the Company. The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012 was $6,038, $3,523 and $289 respectively.

The following table summarizes information about outstanding stock options at March 30, 2014:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 30, 2014	279,500	$15.22	2.07	$9,381

Options exercisable at March 30, 2014	190,750	$14.04	2.02	$6,627

Exercise prices range from $5.62 to $17.75

Restricted stock:

Transactions with respect to restricted stock for the fiscal year ended March 30, 2014 are as follows:

	Shares	Average Grant-Date Fair value Per share
Unvested restricted stock at March 31, 2013	40,000	$29.29

Granted	25,000	$49.80

Vested	(10,000)	$29.29

Unvested restricted stock at March 30, 2014	55,000	$38.61

The aggregate fair value of restricted stock vested during the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012 was $533, $293 and $0, respectively.

2.             Common Stock Purchase Rights

On June 5, 2013, Nathan’s adopted a new stockholder rights plan (the “2013 Rights Plan”) under which all stockholders of record as of June 17, 2013 received rights to purchase shares of common stock (the “2013 Rights”) and the previously existing “New Rights Plan” was terminated.

The 2013 Rights were distributed as a dividend. Initially, the 2013 Rights will attach to, and trade with, the Company’s common stock.  Subject to the terms, conditions and limitations of the 2013 Rights Plan, the 2013 Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock (“triggering event”). Upon such triggering event and payment of the purchase price of $100.00 (the “2013 Right Purchase Price”), each 2013 Right (except those held by the acquiring person or group) will entitle the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less than the then current 2013 Right Purchase Price, a number of shares of the Company’s common stock which at the time of the transaction has a market value equal to the then current 2013 Right Purchase Price [at a purchase price per share equal to the then current market price of the Company’s Common Stock].

The Company’s Board of Directors may redeem the 2013 Rights prior to the time they are triggered. Upon adoption of the 2013 Rights Plan, the Company reserved 10,188,600 shares of common stock for issuance upon exercise of the 2013 Rights.  The 2013 Rights will expire on June 17, 2018 unless earlier redeemed or exchanged by the Company.

At March 30, 2014, the Company has reserved 10,522,052 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

3.     Stock Repurchase Programs

On December 13, 2013, the Company and Mutual Securities, Inc. (“MSI”) entered into an agreement pursuant to which MSI has been authorized on the Company’s behalf to purchase shares of the Company’s common stock, $.01 par value having a value of up to an aggregate of five million dollars ($5,000), which purchases could commence on December 23, 2013. The agreement with MSI was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended in order to assist the Company in implementing its previously announced stock purchase plans described below and provides for the purchase of up to an aggregate of 800,000 shares.

Through March 30, 2014, Nathan’s purchased a total of 4,610,026 shares of common stock at a cost of approximately $54,884 pursuant to the various stock repurchase plans previously authorized by the Board of Directors. Of these repurchased shares, 30,463 shares were repurchased at a cost of $1,486 during the year ended March 30, 2014.

On November 9, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 300,000 shares. The Company has repurchased 511,067 shares at a cost of $11,279 under the sixth stock repurchase plan through March 30, 2014, an aggregate of 288,933 shares are available to be purchased. Purchases under the existing stock repurchase plan may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under the stock repurchase plan.

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

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2014, based on the original terms, and no non-renewal notice has been given.

Pursuant to the agreement, Mr. Gatoff will receive a base salary, currently $350, and an annual bonus based on his performance measured against the Company’s financial, strategic and operating objectives as determined by the Compensation Committee. The Gatoff Employment Agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company. On June 4, 2013, Mr. Gatoff received a grant of 25,000 shares of restricted stock at a fair value of $49.80 per share representing the closing price on the date of grant, subject to vesting as provided in a Restricted Stock Agreement between Mr. Gatoff and the Company. The compensation expense related to this restricted stock award is expected to be $1,245 and will be recognized, commencing of the grant date, over the next five years.

The Company and its President and Chief Operating Officer entered into an employment agreement on December 28, 1992 for a period commencing on January 1, 1993 and ending on December 31, 1996. The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. Consequently, the employment agreement has been extended annually through December 31, 2014, based on the original terms, and no non-renewal notice is expected to be given. The agreement provides for annual compensation, currently $289, plus certain other benefits. In November 1993, the Company amended this agreement to include a provision under which the officer has the right to terminate the agreement and receive payment equal to approximately three times annual compensation upon a change in control, as defined.

Effective May 31, 2007, the Company and its Executive Vice President entered into a new employment agreement which provided for annual compensation of $210 plus certain other benefits and automatically renews annually unless 180 days prior written notice is given to the employee. In connection with the contemplated retirement of the Executive Vice President, effective February 12, 2013, the Company and the Executive Vice President agreed to amend the employment contract to extend the expiration of the employment term from September 30, 2013 until February 12, 2014 and the Company purchased his 67,619 shares of the Company’s common stock, $.01 par value at a purchase price of $36.87 per share which was the closing price of the Company’s common stock as reported on the Nasdaq Global Market on February 13, 2013. The amendment to the Employment Agreement further provided that he will serve as a consultant to the Company from February 13, 2014 until February 12, 2015 and thereafter, at the discretion of the Company, he may serve as a consultant for an additional one year.

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

5.             Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012 were $34, $31 and $30, respectively.

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The Company has no plans or intentions to stop participating in the plan as of March 30, 2014 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Contributions to the Union Plan were $10, $16 and $19 for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, respectively.

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

As of March 30, 2014, the Company had non-cancelable operating lease commitments, net of certain sublease rental income, as follows:

	Lease	Sublease	Net lease
	commitments	income	commitments

2015	$1,785	$404	$1,381
2016	1,657	270	1,387
2017	1,682	254	1,428
2018	1,711	262	1,449
2019	1,692	266	1,426
Thereafter	7,760	1,617	6,143

	$16,287	$3,073	$13,214

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,391, $1,102 and $1,248 for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, respectively. Sublease rental income was $265, $353 and $229 for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, respectively.

Contingent rental payments on building leases are typically made based on the percentage of gross sales of the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense, which is inclusive of common area maintenance charges, was approximately $454, $399 and $151 for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, respectively.

At March 30, 2014, the Company leases three sites which it in turn subleases to franchisees, which expire on various dates through 2027 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

At March 31, 2013, Nathan’s had open purchase commitments for hot dogs at a total cost of $5,000 which have been purchased between April and July 2013. The hot dogs purchased represented approximately 13.4% of Nathan’s actual usage during the fiscal 2014 period. At March 30, 2014, Nathan’s fulfilled its obligation pursuant to this purchase commitment and has not entered into any new purchase commitments during the fiscal 2014 period. However, Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

At March 31, 2013, Nathan’s had open construction contracts of approximately $2,000 in connection with the rebuilding of the Coney Island restaurant. At March 30, 2014, all open construction contacts had been completed and all of these contracts had been paid or have been accrued to be paid.

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

The Company was also involved in the following legal proceeding:

The Company was a party to a License Agreement with SMG, Inc. (“SMG”) dated as of February 28, 1994, as amended (the “License Agreement”) pursuant to which: (i) SMG acts as the Company’s exclusive licensee for the manufacture, distribution, marketing and sale of packaged Nathan’s Famous frankfurter product at supermarkets, club stores and other retail outlets in the United States; and (ii) the Company has the right, but not the obligation, to require SMG to produce frankfurters for the Nathan’s Famous restaurant system and Branded Product Program.

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

Nathan’s filed an appellate brief with the Appellate Court of Illinois, First Judicial District, on August 8, 2011. In response, SMG filed an opposition appellate brief on October 21, 2011. Nathan’s filed a reply brief on November 14, 2011. On December 11, 2012, the Court heard oral arguments. On January 25, 2013, the Appellate Court affirmed the trial court’s ruling. On February 15, 2013, Nathan’s filed a Petition for Re-hearing which was denied on February 27, 2013. On April 3, 2013, Nathan’s filed a Petition for Leave to Appeal with the Illinois Supreme Court. Subsequently, we were advised that the Illinois Supreme Court denied the Petition for Leave of Appeal. On July 24, 2013, $6,009, inclusive of all post-judgment interest, was withdrawn by SMG from the blocked account, in full satisfaction of this matter.

3.	Guaranty

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Guaranty”) in connection with its re-franchising of a restaurant located in West Nyack, New York. The Guaranty could be called upon in the event of a default by the tenant/franchisee. The Guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs. Nathan’s has recorded a liability of $193 in connection with the Guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time. In connection with the Nathan’s Franchise Agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty. To date, Nathan’s has not been required to make any payments pursuant to the Guaranty.

4.	Hurricane Sandy

On October 29, 2012, Superstorm Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. Seventy-eight franchised restaurants, including 18 Branded Menu locations, were closed for varying periods of time, one of which remains closed. Our Company-owned restaurant in Oceanside, New York was closed for approximately two weeks. Our flagship Coney Island restaurant and our Coney Island Boardwalk restaurant were closed as a result of the storm. The Coney Island Boardwalk restaurant sustained minor damage and re-opened on March 18, 2013. The Coney Island restaurant incurred significant damage and re-opened on May 20, 2013. As a result of these damages, the Company incurred actual losses through March 31, 2013, of approximately $1,340, inclusive of amounts written off of $449 related to destroyed or damaged property and equipment and $42 of unsalable inventories.

As of March 30, 2014, the Company settled the property damage claim with its insurers and received payments of approximately $3,400, net of fees, from our insurer and used these proceeds towards the rebuilding of the Coney Island restaurant. In connection with the settlement of the property and casualty loss, the Company recognized a gain of approximately $2,774 during the quarter ended June 30, 2013.

As of March 30, 2014, the Company had an outstanding claim under our business interruption insurance policy which exceeded the amounts that had initially been recorded, which are included in accounts and other receivables in the accompanying balance sheet, for reimbursable on-going business expenses incurred while the restaurant was closed. In April 2014, Nathan’s settled and received payment on its business interruption claim for $718, net of fees, which fully satisfied the accounts and other receivables recorded as of March 30, 2014.

NOTE M - RELATED PARTY TRANSACTIONS

An accounting firm of which Charles Raich, who serves on Nathan’s Board of Directors, serves as Managing Partner, received ordinary tax preparation and other consulting fees of $130, $136 and $127 for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, respectively.

A firm to which Mr. Lorber is as an investor (and, prior to January 2012, a consultant), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $24, $25 and $26 for the fiscal years ended March 30, 2014, March 31, 2013 and March 25, 2012, respectively.

NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2014

Total revenues	$23,401	$23,662	$18,533	$17,331
Gross profit (a)	3,475	4,513	2,457	2,004
Net income	3,354	2,648	1,107	1,218

Per share information
Net income per share
Basic (b)	$.76	$.59	$.25	$.27
Diluted (b)	$.73	$.57	$.24	$.27

Shares used in computation of net income per share
Basic (b)	4,415,000	4,460,000	4,466,000	4,459,000
Diluted (b)	4,588,000	4,625,000	4,622,000	4,594,000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2013

Total revenues	$20,182	$21,360	$15,025	$14,976
Gross profit (a)	3,420	4,695	2,044	1,623
Net income	2,006	2,845	1,062	1,555

Per share information
Net income per share
Basic (b)	$.46	$.65	$.24	$.35
Diluted (b)	$.44	$.62	$.23	$.34

Shares used in computation of net incomeper share
Basic (b)	4,368,000	4,407,000	4,414,000	4,411,000
Diluted (b)	4,531,000	4,604,000	4,612,000	4,603,000

(a)	Gross profit represents the difference between sales and cost of sales.
(b)

The sum of the quarters may not equal the full year per share amounts included in the accompanying consolidated statements of earnings due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 30, 2014, March 31, 2013, and March 25, 2012

(in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period

Fifty-two weeks ended March 30, 2014

Allowance for doubtful accounts - accounts receivable	$130	$21	$320 (a)	$38 (b)	$433

Fifty-three weeks ended March 31, 2013

Allowance for doubtful accounts - accounts receivable	$138	$15	$5 (a)	$28 (b)	$130

Fifty-two weeks ended March 25, 2012

Allowance for doubtful accounts - accounts receivable	$62	$86	$-	$10 (b)	$138

(a)	Uncollectible marketing fund contributions.
(b)	Uncollectible amounts written off.