Form 10-Q
period 2014-06-29
NATHANS FAMOUS INC
filed 2014-08-08
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014.

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

At August 4, 2014, an aggregate of 4,470,140 shares of the registrant's common stock, par value of $.01, were outstanding.

1

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 29, 2014 and March 30, 2014

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	June 29, 2014	March 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,105	$22,077
Marketable securities	9,415	11,187
Accounts and other receivables, net	10,442	7,823
Inventories	1,105	947
Prepaid expenses and other current assets	689	3,129
Deferred income taxes	26	26
Total current assets	46,782	45,189

Property and equipment, net of accumulated depreciation	8,844	8,970
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	480	528

	$57,554	$56,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,396	$4,826
Accrued expenses and other current liabilities	3,769	4,751
Deferred franchise fees	319	234
Total current liabilities	8,484	9,811

Other liabilities	1,628	1,693
Deferred income taxes	756	734

Total liabilities	10,868	12,238

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,112,026 and 9,092,183 shares issued; and 4,470,140 and 4,482,157 shares outstanding at June 29, 2014 and March 30, 2014, respectively	91	91
Additional paid-in capital	57,887	57,578
Retained earnings	45,034	40,963
Accumulated other comprehensive income	117	149
	103,129	98,781
Treasury stock, at cost, 4,641,886 and 4,610,026 shares at June 29, 2014 and March 30, 2014, respectively	(56,443)	(54,884)
Total stockholders’ equity	46,686	43,897

	$57,554	$56,135

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 29, 2014 and June 30, 2013

(in thousands, except share and per share amounts)

(Unaudited)

	June 29, 2014	June 30, 2013

REVENUES
Sales	$20,528	$16,880
License royalties	5,568	2,257
Franchise fees and royalties	1,489	1,355
Interest income	62	91
Insurance gain (Note N)	-	2,801
Other income	21	17
Total revenues	27,668	23,401

COSTS AND EXPENSES
Cost of sales	16,288	13,405
Restaurant operating expenses	1,064	710
Depreciation and amortization	346	245
General and administrative expenses	3,108	3,002
Interest expense	-	112
Impairment charge – long-term investment	-	400
Total costs and expenses	20,806	17,874

Earnings before provision for income taxes	6,862	5,527
Provision for income taxes	2,791	2,173
Net income	$4,071	$3,354

PER SHARE INFORMATION
Income per share:
Basic	$.91	$.76
Diluted	$.89	$.73

Weighted average shares used in computing income per share:
Basic	4,471,000	4,415,000
Diluted	4,593,000	4,588,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thirteen weeks ended June 29, 2014 and June 30, 2013

(in thousands)

(Unaudited)

	June 29, 2014	June 30, 2013

Net income	$4,071	$3,354

Other comprehensive loss, net of deferred income taxes:

Unrealized losses on available for sale securities	(32)	(77)

Other comprehensive loss	(32)	(77)
Comprehensive income	$4,039	$3,277

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Thirteen weeks ended June 29, 2014

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, March 30, 2014	9,092,183	$91	$57,578	$40,963	$149	4,610,026	$(54,884)	$43,897

Shares issued in connection with share-based compensation plans	19,843	-	89					89

Withholding tax on net share settlement of exercise of employee stock options			(265)					(265)

Income tax benefit on stock option exercises			294					294

Share-based compensation			191					191

Repurchase of common stock						31,860	(1,559)	(1,559)

Unrealized loss on available for sale securities, net of deferred income tax benefit of ($22)					(32)			(32)

Net income	-	-	-	4,071	-	-	-	4,071
Balance, June 29, 2014	9,112,026	$91	$57,887	$45,034	$117	4,641,886	$(56,443)	$46,686

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 29, 2014 and June 30, 2013

(in thousands)

(Unaudited)

	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$4,071	$3,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Insurance gain	-	(2,801)
Impairment charge – long-term investment	-	400
Depreciation and amortization	346	245
Amortization of bond premium	48	31
Share-based compensation expense	191	147
Provision for doubtful accounts	-	11
Deferred income taxes	44	1,231
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,337)	(2,889)
Insurance proceeds received for business interruption claim	718	-
Inventories	(158)	(471)
Prepaid expenses and other current assets	2,440	(1,184)
Other assets	48	(3)
Accrued litigation	-	112
Accounts payable, accrued expenses and other current liabilities	(1,412)	369
Deferred franchise fees	85	72
Other liabilities	(65)	80

Net cash provided by (used in) operating activities	3,019	(1,296)

Cash flows from investing activities:
Proceeds from sale and maturities of available for sale securities	1,670	750
Insurance proceeds received for property and equipment	-	2,711
Purchase of property and equipment	(220)	(2,718)
Change in restricted cash	-	(75)

Net cash provided by investing activities	1,450	668

Cash flows from financing activities:
Income tax benefit on stock option exercises	294	1,557
Proceeds from exercise of stock options	89	525
Payments of withholding tax on net share settlement of employee stock options	(265)	(772)
Repurchase of treasury stock	(1,559)	-

Net cash (used in) provided by financing activities	(1,441)	1,310

Net increase in cash and cash equivalents	3,028	682

Cash and cash equivalents, beginning of period	22,077	13,403

Cash and cash equivalents, end of period	$25,105	$14,085

Cash paid during the period for:
Interest	$-	$-
Income taxes	$36	$962

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 29, 2014 and June 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014. There have been no changes to the Company’s significant accounting policies subsequent to March 30, 2014.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance changing the criteria for reporting discontinued operations. The revised definition of a discontinued operation includes those components of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance eliminates the current requirement to assess continuing cash flow and continuing involvement with the disposal group. The revised definition also includes a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale. A disposal meeting the new definition is required to be reported as discontinued operations when the component of an entity or group of components of an entity meets the held for sale criteria, is actually disposed of by sales, or is disposed of through means other than a sale. The guidance is effective for Nathan’s for annual periods beginning on or after December 15, 2014 and interim periods within those years, which for Nathan’s will be the first quarter of fiscal 2016 beginning on March 30, 2015. Early adoption is permitted for disposals that have not been previously reported in the financial statements. Nathan’s does not expect the adoption of this new guidance to have a material impact on its results of operations or financial position.

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording income to virtually all industries financial statements, under U.S. GAAP. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. Public companies must apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein, which for Nathan’s will be its first fiscal quarter ending in June 2017. The Company has not yet evaluated the impact of this new accounting standard on its consolidated financial position and results of operations.

NOTE C – INCOME PER SHARE

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen-week periods ended June 29, 2014 and June 30, 2013, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2014	2013	2014	2013	2014	2013
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$4,071	$3,354	4,471	4,415	$0.91	$0.76
Effect of dilutive employee stock options	-	-	122	173	(0.02)	(0.03)
Diluted EPS
Diluted calculation	$4,071	$3,354	4,593	4,588	$0.89	$0.73

There were no options to purchase shares of common stock for the thirteen week periods ended June 29, 2014 and June 30, 2013 that were excluded from the computation of diluted earnings per share.

NOTE D – FAIR VALUE MEASUREMENTS

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 29, 2014 and March 30, 2014 based upon the valuation hierarchy (in thousands):

June 29, 2014	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$9,415	$-	$9,415

Total assets at fair value	$-	$9,415	$-	$9,415

March 30, 2014	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$11,187	$-	$11,187

Total assets at fair value	$-	$11,187	$-	$11,187

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

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 29, 2014, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE E – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At June 29, 2014 and March 30, 2014, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value (Note D), with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 29, 2014	$9,229	$186	$-	$9,415

March 30, 2014	$10,947	$240	$-	$11,187

The municipal bonds held at June 29, 2014, mature at various dates between July 2014 and October 2019. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

June 29, 2014	$9,415	$5,045	$3,204	$1,166	$-

The change in net unrealized losses on available-for-sale securities for the thirteen-week periods ended June 29, 2014 and June 30, 2013 of $32,000 and $77,000, respectively, which are net of deferred income tax benefit, of $22,000 and $50,000, respectively, have been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sale securities as of June 29, 2014 and March 30, 2014.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 29,	March 30,
	2014	2014

Branded product sales	$6,180	$5,141
Franchise and license royalties	3,205	1,658
Other	1,488	1,457
	10,873	8,256

Less: allowance for doubtful accounts	431	433
Accounts and other receivables, net	$10,442	$7,823

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

Changes in the Company’s allowance for doubtful accounts for the thirteen-week period ended June 29, 2014 and the fiscal year ended March 30, 2014 are as follows (in thousands):

	June 29, 2014	March 30, 2014

Beginning balance	$433	$130
Bad debt expense	-	21
Charges to other accounts	-	320
Accounts written off	(2)	(38)
Ending balance	$431	$433

NOTE G – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 29,	March 30,
	2014	2014

Income taxes	$-	$2,059
Insurance	295	506
Other	394	564

	$689	$3,129

NOTE H – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 29,	March 30,
	2014	2014
Payroll and other benefits	$1,255	$2,433
Accrued rebates	818	855
Rent and occupancy costs	249	163
Deferred revenue	525	734
Construction costs	-	281
Unexpended advertising funds	-	52
Other	922	233
	$3,769	$4,751

Other liabilities consist of the following:

	June 29,	March 30,
	2014	2014
Deferred development fees	$214	$200
Reserve for uncertain tax positions	630	620
Deferred rental liability	643	661
Other	141	212
	$1,628	$1,693

NOTE I – SALES

The Company’s sales for the thirteen weeks ended June 29, 2014 and June 30, 2013 are as follows (in thousands):

	Thirteen weeks ended
	June 29, 2014	June 30, 2013

Branded Products	$15,064	$13,141
Company-operated restaurants	5,291	3,726
Other	173	13
Total sales	$20,528	$16,880

NOTE J – INCOME TAXES

The income tax provisions for the thirteen-week periods ended June 29, 2014 and June 30, 2013 reflect effective tax rates of 40.7% and 39.3%, respectively, which have been reduced from statutory rates by 0.4% and 0.7%, respectively, for the differing effects of tax exempt interest income. Nathan’s expects that its federal income tax rate will increase to 35% beginning this fiscal year.

The amount of unrecognized tax benefits at June 29, 2014 was $291,000, all of which would impact Nathan’s effective tax rate, if recognized. As of June 29, 2014, Nathan’s had $339,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the fiscal year ending March 29, 2015, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $64,000, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 29, 2015 will be in the range of approximately 39.5% to 41.5%. The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

NOTE K – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 29, 2014 and June 30, 2013 was $191,000 and $147,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of June 29, 2014, there was $1,884,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately one year and six months, which represents the weighted average remaining requisite service periods for such awards.

There were no share-based awards granted during the thirteen-week period ended June 29, 2014.

During the thirteen weeks ended June 30, 2013, the Company granted 25,000 shares of restricted stock at a fair value of $49.80 per share representing the closing price on the date of grant, which will be fully vested five years from the date of grant. The restrictions on the shares lapse ratably over a five-year period on the annual anniversary of the date of grant. The compensation expense related to this restricted stock award is expected to be $1,245,000 and will be recognized, commencing on the grant date, over five years.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended
	June 29, 2014	June 30, 2013

Stock options	$56	$56
Restricted stock	135	91
Total compensation cost	$191	$147

Stock options outstanding:

Transactions with respect to stock options for the thirteen weeks ended June 29, 2014 are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 30, 2014	279,500	$15.22	2.07	$9,381,000

Granted	-	-	-	-
Expired	-	-	-	-
Exercised	(22,000)	$8.38	-	-

Options outstanding at June 29, 2014	257,500	$15.80	1.95	$9,996,000

Options exercisable at June 29, 2014	213,125	$15.39	1.95	$8,360,000

Restricted stock:

Transactions with respect to restricted stock for the thirteen weeks ended June 29, 2014 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 30, 2014	55,000	$38.61

Granted	-	-
Vested	(5,000)	$49.80

Unvested restricted stock at June 29, 2014	50,000	$37.49

NOTE L – STOCKHOLDERS’ EQUITY

During the period from October 2001 through June 29, 2014, Nathan’s purchased a total of 4,641,886 shares of its common stock at a cost of approximately $56,443,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirteen-week period ended June 29, 2014, we repurchased 31,860 shares of common stock at a cost of $1,559,000.

On December 13, 2013, the Company and Mutual Securities, Inc. (“MSI”) entered into an agreement pursuant to which MSI has been authorized on the Company’s behalf to purchase shares of the Company’s common stock, $.01 par value having a value of up to an aggregate $5,000,000, which purchases could commence on December 23, 2013. The agreement with MSI was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended in order to assist the Company in implementing its previously announced stock purchase plans and provides for the purchase of up an aggregate of 800,000 shares.

As of June 29, 2014, an aggregate of 257,073 shares can still be purchased under Nathan’s existing stock buy-back program.

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

At June 29, 2014, the Company has reserved 9,330,172 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

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

2.    Guaranty

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Guaranty”) in connection with its re-franchising of a restaurant located in West Nyack, New York. The Guaranty could be called upon in the event of a default by the tenant/franchisee. The Guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs. We have recorded a liability of approximately $133,000 in connection with the Guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time. In connection with Nathan’s franchise agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty. To date, Nathan’s has not been required to make any payments pursuant to the Guaranty.

NOTE N – SUPERSTORM SANDY

On October 29, 2012, Superstorm Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. Seventy-eight franchised restaurants, including 18 Branded Menu locations, were closed for varying periods of time, one of which remains closed. Our Company-owned restaurant in Oceanside, New York was closed for approximately two weeks. The Coney Island Boardwalk restaurant sustained minor damage and re-opened on March 18, 2013. The Coney Island restaurant incurred significant damage and was re-opened on May 20, 2013. As a result of these damages, the Company had previously incurred actual losses during the fiscal year ended March 31, 2013, of approximately $1,340,000, inclusive of amounts written off of $449,000 related to destroyed or damaged property and equipment and $42,000 of unsalable inventories.

The Company settled the property damage claim with its insurers and received payments of approximately $3,400,000, net of fees, from our insurer and used these proceeds towards the rebuilding of the restaurant. In connection with the settlement of the property and casualty loss, the Company recognized a gain of approximately $2,801,000 during the quarter ended June 30, 2013.

In April 2014, the Company settled its claim for reimbursable on-going business expenses while the restaurant was closed of approximately $718,000, net of fees, that was included in accounts and other receivables in the accompanying balance sheet as of March 30, 2014.

NOTE O - RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE P - SUBSEQUENT EVENT

Effective August 6, 2014, the Company granted options to purchase 50,000 shares at an exercise price of $53.89 per share, all of which expire five years from the date of grant. All such stock options shall vest ratably on the first, second, third and fourth anniversary from the date of grant.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the three-year drought in the Midwest, along with freezing temperatures during the winter causing a reduced supply of cattle), and continued increases in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of a new supply agreement for hot dogs with John Morrell & Co. and the termination in 2014 of our then-existing hot dog supply agreement with SMG and any issues arising from or related to the transition from SMG to John Morrell & Co. as our primary hot dog supplier; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; no material increases in the minimum wage or other changes in labor laws or the impact of a new union contract; our ability to attract competent restaurant and managerial personnel; the enforceability of International franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 30, 2014, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or the “Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. Historically, our business has been the operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French-fried potatoes, and a variety of other menu offerings. Our Company-owned and franchised units operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s product licensing program sells packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. Our Branded Product Program enables foodservice retailers and others to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, purchasers of Nathan’s products are granted a limited use of the Nathan’s Famous trademark with respect to the sale of the purchased products, including Nathan’s World Famous Beef Hot Dogs, certain other proprietary food items and paper goods. Our Branded Menu Program is a limited franchise program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, licensing agreements for the sale of Nathan’s products within supermarkets and club stores, the sale of Nathan’s products directly to other foodservice operators and the manufacture of certain proprietary spices by third parties and franchising the Nathan’s restaurant concept (including the Branded Menu Program).

Effective March 1, 2014, Nathan’s commenced its new License Agreement with John Morrell & Co. replacing its prior licensee for the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, among other things. Royalties pursuant to the new agreement increased by 218.0% to $4,657,000 as compared to $1,464,000 earned under the prior agreement during the thirteen weeks ended June 30, 2013. For the foreseeable future, our results of operations will be dependent on the success of John Morrell & Co.

On October 29, 2012, the Northeastern United States was hit by Superstorm Sandy which caused significant damage to our Flagship Coney Island location closing the restaurant for repair from October 29, 2012 until May 20, 2013. Additionally, we redeveloped our Yonkers restaurant which closed on November 25, 2012 and re-opened on November 18, 2013. The re-opening of these two restaurants significantly impacted our results of operations and the comparability of restaurant operations during the thirteen week periods reported.

At June 29, 2014, our restaurant system consisted of 311 Nathan’s franchised units, including 121 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 28 states, the Cayman Islands and nine foreign countries. At June 30, 2013, our restaurant system consisted of 310 Nathan’s franchised units, including 131 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 28 states, the Cayman Islands and nine foreign countries.

In addition to plans for expansion through our Branded Product Program, licensing and franchising, Nathan’s continues to seek to co-brand within its restaurant system. Nathan’s is also the owner of the Arthur Treacher’s brand. At June 29, 2014, the Arthur Treacher’s brand was being sold within 47 Nathan’s restaurants. Additionally, during the fiscal year ended March 30, 2014, we entered into our first multi-unit Arthur Treacher's Branded Menu Program agreement with a qualified foodservice operator for inclusion of Arthur Treacher’s products in non-Nathan’s facilities. Currently four locations are operating, and we may seek to further market this program in the future.

As described in our Annual Report on Form 10-K for the year ended March 30, 2014, our future results could be materially impacted by many developments including our dependence on John Morrell & Co. as our principal supplier. In addition, our future operating results could be impacted by the record high beef prices.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 30, 2014, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). Since March 30, 2014, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued new accounting guidance changing the criteria for reporting discontinued operations. The revised definition of a discontinued operation includes those components of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance eliminates the current requirement to assess continuing cash flow and continuing involvement with the disposal group. The revised definition also includes a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale. A disposal meeting the new definition is required to be reported as discontinued operations when the component of an entity or group of components of an entity meets the held for sale criteria, is actually disposed of by sales, or is disposed of through means other than a sale. The guidance is effective for Nathan’s for annual periods beginning on or after December 15, 2014 and interim periods within those years, which for Nathan’s will be the first quarter of fiscal 2016 beginning on March 30, 2015. Early adoption is permitted for disposals that have not been previously reported in the financial statements. Nathan’s does not expect the adoption of this new guidance to have a material impact on its results of operations or financial position.

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording income to virtually all industries financial statements, under U.S. GAAP. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. Public companies must apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein, which for Nathan’s will be its first fiscal quarter ending in June 2017. The Company has not yet evaluated the impact of this new accounting standard on its consolidated financial position and results of operations.

Results of Operations

Thirteen weeks ended June 29, 2014 compared to thirteen weeks ended June 30, 2013

Revenues

Total sales increased by 21.6% to $20,528,000 for the thirteen weeks ended June 29, 2014 (“fiscal 2015 period”) as compared to $16,880,000 for the thirteen weeks ended June 30, 2013 (“fiscal 2014 period”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 14.6% to $15,064,000 for the fiscal 2015 period as compared to sales of $13,141,000 in the fiscal 2014 period. This increase was primarily attributable to the impact of higher average selling prices as compared to the fiscal 2014 period and a 3.7% increase in the volume of products ordered. Total Company-owned restaurant sales increased by $1,565,000 to $5,291,000 during the fiscal 2015 period compared to $3,726,000 during the fiscal 2014 period. This increase was primarily attributed to operating our Coney Island and Yonkers restaurants for the entire fiscal 2015 period. Our Flagship Coney Island restaurant operated for approximately five weeks during the fiscal 2014 period and our Yonkers restaurant was closed for redevelopment during the entire fiscal 2014 period. The comparative sales impact attributable to these restaurants was approximately $1,600,000.

License royalties were $5,568,000 in the fiscal 2015 period as compared to $2,257,000 in the fiscal 2014 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 170.6% to $5,090,000 for the 2015 fiscal period as compared to $1,881,000 in the fiscal 2014 period. Royalties earned from John Morrell & Co., primarily from the retail sale of hot dogs, were $4,656,000 during the fiscal 2015 period as compared to royalties earned from SMG, Inc. of $1,466,000 during the fiscal 2014 period primarily resulting from the higher royalty rate earned pursuant to the new agreement. Royalties earned from our foodservice license agreement, substantially from sales of hot dogs to Sam’s Club, were $434,000 during the fiscal 2015 period as compared to $415,000 during the fiscal 2014 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $102,000, during the fiscal 2015 period, as compared to the fiscal 2014 period, primarily from the higher sales of frozen French Fries and Onion Rings over the previous years.

Franchise fees and royalties were $1,489,000 in the fiscal 2015 period as compared to $1,355,000 in the fiscal 2014 period. Total royalties were $1,262,000 in the fiscal 2015 period as compared to $1,265,000 in the fiscal 2014 period. Royalties earned under the Branded Menu program were $283,000 in the fiscal 2015 period as compared to $260,000 in the fiscal 2014 period due principally to the new Arthur Treacher’s units in operation and a higher royalty rate. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $979,000 in the fiscal 2015 period as compared to $1,005,000 in the fiscal 2014 period. Franchise restaurant sales decreased to $21,696,000 in the fiscal 2015 period as compared to $22,590,000 in the fiscal 2014 period primarily due to the impact of closed locations. Comparable domestic franchise sales (consisting of 106 Nathan’s outlets, excluding sales under the Branded Menu Program) were $16,465,000 in the fiscal 2015 period as compared to $16,677,000 in the fiscal 2014 period, a decrease of 1.3%.

At June 29, 2014, 311 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 310 domestic and international franchised or Branded Menu Program franchise outlets at June 30, 2013. Total franchise fee income was $227,000 in the fiscal 2015 period compared to $90,000 in the fiscal 2014 period. Domestic franchise fee income was $35,000 in the fiscal 2015 period compared to $85,000 in the fiscal 2014 period. International franchise fee income was $192,000 in the fiscal 2015 period, compared to $5,000 during the fiscal 2014 period. During the fiscal 2015 period, four new franchised outlets opened, including our first location in Costa Rica and five Branded Menu Program outlets opened, including three Arthur Treacher’s units. During the fiscal 2014 period, eight new franchised outlets opened, including our first location in Moscow and four Branded Menu Program outlets.

Interest income was $62,000 in the fiscal 2015 period as compared to $91,000 in the fiscal 2014 period, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

The insurance gain of $2,801,000 during the fiscal 2014 period represents the difference between insurance proceeds received and the historical net book value of assets destroyed at our Flagship Coney Island restaurant and demolition costs resulting from Superstorm Sandy (See Note N).

Other income of $21,000 in the fiscal 2015 period as compared to $17,000 in the fiscal 2014 period relates primarily to a sublease of a franchised restaurant.

Costs and Expenses

Overall, our cost of sales increased by $2,883,000 to $16,288,000 in the fiscal 2015 period as compared to $13,405,000 in the fiscal 2014 period. Our gross profit (representing the difference between sales and cost of sales) was $4,240,000 or 20.7% of sales during the fiscal 2015 period as compared to $3,475,000 or 20.6% of sales during the fiscal 2014 period. The margin improvement was primarily due to the impact of higher sales at the Company-operated restaurants, as discussed previously, partly offset by higher beef costs.

Cost of sales in the Branded Product Program increased by approximately $1,920,000 during the fiscal 2015 period as compared to the fiscal 2014 period, primarily as a result of the 15% increased average cost per pound of our hot dogs. During the fiscal 2015 period, the market price of hot dogs was approximately 12.9% higher than during the fiscal 2014 period. During the fiscal 2015 period, we did not enter into any purchase commitments. During the fiscal 2014 period, our purchase commitments to acquire hot dogs reduced our cost by approximately $191,000. During the fiscal 2014 period 49.9% of our product was purchased pursuant to our purchase commitments. The purchase commitments lowered our costs by approximately $0.039 per pound during the fiscal 2014 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2015 period was $2,894,000 or 54.7% of restaurant sales, as compared to $2,063,000 or 55.4% of restaurant sales in the fiscal 2014 period due primarily to higher sales at our Company-owned restaurants. During the fiscal 2014 period, we also incurred the costs of re-opening the Coney Island restaurant. Effective April 1, 2014, The City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees, that work more than 80 hours for the employer. Nathan’s operates three restaurants that will be affected by this new legislation and continues to evaluate the potential impact on its results of operations.

Restaurant operating expenses were $1,064,000 in the fiscal 2015 period as compared to $710,000 in the fiscal 2014 period. The increase in restaurant operating costs results primarily from the different number of months that the Coney Island and Yonkers restaurants operated in the two fiscal periods. During the fiscal 2014 period, the Coney Island restaurant operated for approximately five weeks and the Yonkers restaurant did not operate. In connection with our October 2013 insurance renewal, we incurred a significant increase in insurance costs, primarily property insurance, due to the impact of Superstorm Sandy on the insurance marketplace. Utility costs of the three restaurants operating for comparative periods increased by approximately 17% from the fiscal 2014 period to the fiscal 2015 period. We continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $346,000 in the fiscal 2015 period as compared to $245,000 in the fiscal 2014 period. This increase is primarily attributable to the increased depreciation from the investments made in the Coney Island and Yonkers restaurants. Since re-opening our Coney Island and Yonkers restaurants, we expect to incur approximately $350,000 and $130,000 of depreciation expense per annum in connection with the redevelopment of the Coney Island and Yonkers restaurants, respectively.

General and administrative expenses increased by $106,000 or 3.5% to $3,108,000 in the fiscal 2015 period as compared to $3,002,000 in the fiscal 2014 period. The increase in general and administrative expenses was primarily due to increased compensation costs, including stock-based compensation and payroll related taxes of $69,000, higher insurance costs of $20,000 and professional fees of $16,000.

Interest expense of $112,000 in the fiscal 2014 period represented accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. On July 24, 2013, we satisfied the judgment and recorded additional interest of approximately $23,000 during July 2013, in full settlement of this matter.

The Company recognized an, other-than-temporary impairment charge on its long-term investment of $400,000 in the fiscal 2014 period based on management’s assessment of the future recoverability of the investment.

Provision for Income Taxes

In the fiscal 2015 period, the income tax provision was $2,791,000 or 40.7% of earnings before income taxes as compared to $2,173,000 or 39.3% of income before income taxes in the fiscal 2014 period. Nathan’s expects that its Federal income tax rate will increase to 35% beginning this fiscal year. Nathan’s effective tax rate was reduced by 0.4% during the fiscal 2015 period and reduced by 0.7% during the fiscal 2014 period, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 41.1% for the fiscal 2015 period and 40.0% for the fiscal 2014 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $124,000 during the remainder of fiscal 2015. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 29, 2015 will be in the range of approximately 39.5% to 41.5%.

Off-Balance Sheet Arrangements

Nathan’s has not entered into any purchase commitments for hot dogs since the completion of its last purchase commitment in July 2013. Nathan’s did not have any open purchase commitments for hot dogs outstanding as of June 29, 2014. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at June 29, 2014 aggregated $25,105,000, a $3,028,000 increase during the fiscal 2015 period as compared to cash and cash equivalents of $22,077,000 at March 30, 2014. At June 29, 2014, marketable securities were $9,415,000 compared to $11,187,000 at March 30, 2014 and net working capital increased to $38,298,000 from $35,378,000 at March 30, 2014.

Cash provided by operations of $3,019,000 in the fiscal 2015 period is primarily attributable to net income of $4,071,000 in addition to other non-cash operating items of $629,000, which was reduced by changes in other operating assets and liabilities of $1,681,000. Accounts and other receivables, net of insurance proceeds received, increased by $2,619,000 due primarily to higher license royalties from John Morrell & Co. on their June 2014 sales and increased sales from our Branded Product Program. The decrease in prepaid expenses primarily relates to the utilization of prepaid income taxes at March 30, 2014 against Nathan’s first quarter estimated income tax payments. The decrease in accounts payable, accrued expenses and other current liabilities of $1,412,000 is primarily due to payment of accrued compensation, construction costs and the recognition of deferred revenue.

Cash provided by investing activities was $1,450,000 in the fiscal 2015 period. We received cash proceeds of $1,670,000 from the maturity of available-for-sale securities. We incurred capital expenditures of $220,000 in connection with our Branded Product Program and select restaurant improvements. We may incur capital spending of approximately $1,300,000 in connection with the contingent relocation of our Company-owned restaurant in Oceanside, New York during the current fiscal year.

Cash used in financing activities of $1,441,000 in the fiscal 2015 period relates to the Company’s purchase of 31,860 shares of its common stock at a cost of $1,559,000 during the fiscal 2015 period. Additionally, the Company paid $265,000 for the payment of withholding tax on the net share settlement exercise of employee stock options. Nathan's expects to realize tax benefits associated with employee stock option exercises of $294,000 and also received proceeds from the exercise of employee stock options of $89,000.

During the period from October 2001 through June 29, 2014, Nathan’s purchased a total of 4,641,886 shares of its common stock at a cost of approximately $56,443,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase. As of June 29, 2014, the Company had repurchased 542,927 shares at a cost of $12,837,000 under the sixth stock repurchase plan.

An aggregate of 257,073 shares can still be purchased under Nathan’s existing stock buy-back program, as of June 29, 2014. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at June 29, 2014 aggregating $25,105,000, and marketable securities of $9,415,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. We may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan. Since March 26, 2007, to date, we have repurchased 2,750,786 shares at a total cost of approximately $49,285,000, reducing the number of shares then-outstanding by 45.7%.

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

At June 29, 2014, there were three properties that we lease from third parties which we sublease to franchisees. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York. The Guaranty could be called upon in the event of a default by the tenant/franchisee. The Guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs. We have recorded a liability of approximately $133,000 in connection with this Guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time. In connection with the Nathan’s franchise agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty. To date, Nathan's has not been required to make any payments pursuant to the Guaranty.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

			Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$3,996	$1,564	$1,532	$500	$400
Operating Leases (a)	15,860	1,747	3,353	3,401	7,359
Gross Cash Contractual Obligations	19,856	3,311	4,885	3,901	7,759
Sublease Income	2,964	364	521	530	1,549
Net Cash Contractual Obligations	$16,892	$2,947	$4,364	$3,371	$6,210

a)

Nathan’s has entered into contingent agreements to terminate its lease for the existing Oceanside restaurant and relocate to a smaller restaurant in the same area. Contingent upon the landlord’s receipt of the necessary permits and variances, we expect to close the existing restaurant in November 2014 and commence operations of the new Oceanside restaurant in March 2015.

b)	At June 29, 2014, the Company had unrecognized tax benefits of $291,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $64,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not possible.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. We have continued to experience unprecedented increases in the cost of beef since 2011. The market price of hot dogs during the fiscal 2015 period was approximately 12.9% higher than the fiscal 2014 period. The market price of hot dogs during fiscal 2014 was approximately 7.5% higher than fiscal 2013, and the fiscal 2013 price of hot dogs was approximately 0.01% higher than fiscal 2012. These increases are in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2015. Beef prices continue to be extremely volatile due to the supply constraints, as a result of the lingering effect of the drought in the Midwest during 2012. Beginning January 2008, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. Our last purchase commitment was completed in July 2013 and to date we have not entered in any new purchase commitments for beef. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and increased insurance costs resulting from the hardening of the insurance markets.

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

In addition, our union contract expired in June 2014 and a new union contract that is currently being negotiated could also significantly increase labor and associated costs.

Continued increases in labor, food and other operating expenses, including health care, could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in this Form 10-Q and our Form 10-K for our fiscal year ended March 30, 2014.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 29, 2014, Nathan’s cash and cash equivalents aggregated $25,105,000. Earnings on this amount of cash and cash equivalents would increase or decrease by approximately $63,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 29, 2014, the market value of Nathan’s marketable securities aggregated $9,415,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value. As additional notes mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $24,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 29, 2014 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$9,414	$9,414	$9,415	$9,415	$9,419	$9,421	$9,424

Borrowings

At June 29, 2014, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. We have continued to experience unprecedented increases in the cost of beef since 2011. The market price of hot dogs during the fiscal 2015 period was approximately 12.9% higher than the fiscal 2014 period. The market price of hot dogs during fiscal 2014 was approximately 7.5% higher than fiscal 2013, and the fiscal 2013 price of hot dogs was approximately 0.01% higher than fiscal 2012. These increases are in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2015. Beef prices continue to be extremely volatile due to the supply constraints, as a result of the lingering effect of the drought in the Midwest during 2012. Beginning January 2008, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. Our last purchase commitment was completed in July 2013 and to date we have not entered in any new purchase commitments for beef. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 29, 2014 would have increased or decreased our cost of sales by approximately $1,443,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 30, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

A recent ruling by the general counsel of the National Labor Relations Board could, if upheld, make us liable for violations of overtime, wage or union-organization violations by our franchisees.

On July 29, 2014, the general counsel of the National Labor Relations Board ruled that McDonald’s could be held jointly liable for labor and wage violations by its franchise operations. While we believe McDonald’s will seek to overturn this ruling, to the extent that this ruling is not ultimately overturned and is deemed applicable to other businesses with a significant number of franchises such as Nathan’s, we could be held partly liable in cases of overtime, wage or union-organizing violations. By making us partly liable, the ruling, if upheld and ultimately applied to Nathan’s, could among other things give employees of our franchisee’s restaurants and labor unions leverage to make it easier to unionize employees at these restaurants and to request that Nathan’s have its franchisees raise wages. Unionization and a significant increase in wages at our franchisees could make it more difficult to operate a Nathan’s franchised restaurant. A decrease in profitability at our franchisee’s restaurants or the closing of a significant number of franchised restaurants could significantly impact our business and our business could also be significantly impacted if the National Labor Relations Board ruling is ultimately applied to Nathan’s and our liability for labor and wage violations increases.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

   ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2014 April 27, 2014	2,671	$48.8239	2,671	286,262
April 28, 2014 May 25, 2014	27,720	$48.8783	27,720	258,542
May 26, 2014 June 29, 2014	1,469	$48.9986	1,469	257,073
Total	31,860	$48.8793	31,860	257,073

A) Represents the Company’s fiscal periods during the quarter ended June 29, 2014.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 8, 2014	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.