Form 10-Q
period 2014-09-28
NATHANS FAMOUS INC
filed 2014-11-07
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014.

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

At November 7, 2014, an aggregate of 4,480,045 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 28, 2014 and March 30, 2014

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	Sept. 28, 2014	March 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,161	$22,077
Marketable securities	7,105	11,187
Accounts and other receivables, net	10,568	7,823
Inventories	766	947
Prepaid expenses and other current assets	420	3,129
Deferred income taxes	26	26
Total current assets	51,046	45,189

Property and equipment, net of accumulated depreciation of $8,242 and $7,554, respectively	8,632	8,970
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	422	528

	$61,548	$56,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,920	$4,826
Accrued expenses and other current liabilities	3,641	4,751
Deferred franchise fees	314	234
Total current liabilities	8,875	9,811

Other liabilities	1,582	1,693
Deferred income taxes	695	734

Total liabilities	11,152	12,238

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,121,854 and 9,092,183 shares issued; and 4,474,167 and 4,482,157 shares outstanding at September 28, 2014 and March 30, 2014, respectively	91	91
Additional paid-in capital	58,132	57,578
Retained earnings	48,888	40,963
Accumulated other comprehensive income	85	149
	107,196	98,781
Treasury stock, at cost, 4,647,687 and 4,610,026 shares at September 28, 2014 and March 30, 2014, respectively	(56,800)	(54,884)
Total stockholders’ equity	50,396	43,897

	$61,548	$56,135

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and twenty-six weeks ended September 28, 2014 and September 29, 2013

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

REVENUES
Sales	$22,821	$19,887	$43,349	$36,767
License royalties	4,538	2,137	10,106	4,394
Franchise fees and royalties	1,513	1,530	3,002	2,885
Interest income	54	87	116	178
Insurance gain (Note N)	-	-	-	2,801
Other income	27	21	48	38
Total revenues	28,953	23,662	56,621	47,063

COSTS AND EXPENSES
Cost of sales	18,105	15,374	34,393	28,779
Restaurant operating expenses	1,286	981	2,350	1,691
Depreciation and amortization	341	294	687	539
General and administrative expenses	2,693	2,619	5,801	5,621
Interest expense	-	23	-	135
Impairment charge – long-term investment	-	-	-	400

Total costs and expenses	22,425	19,291	43,231	37,165

Earnings before provision for income taxes	6,528	4,371	13,390	9,898
Provision for income taxes	2,674	1,723	5,465	3,896
Net income	$3,854	$2,648	$7,925	$6,002

PER SHARE INFORMATION
Income per share:
Basic	$.86	$.59	$1.77	$1.35
Diluted	$.84	$.57	$1.73	$1.30

Weighted average shares used in computing income
per share:
Basic	4,472,000	4,460,000	4,472,000	4,437,000
Diluted	4,593,000	4,625,000	4,593,000	4,603,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thirteen and twenty-six weeks ended September 28, 2014 and September 29, 2013

(in thousands)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

Net income	$3,854	$2,648	$7,925	$6,002

Other comprehensive loss, net of deferred income taxes:

Unrealized losses on available for sale securities	(32)	(30)	(64)	(107)

Other comprehensive loss	(32)	(30)	(64)	(107)

Comprehensive income	$3,822	$2,618	$7,861	$5,895

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Twenty-six weeks ended September 28, 2014

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, March 30, 2014	9,092,183	$91	$57,578	$40,963	$149	4,610,026	$(54,884)	$43,897

Shares issued in connection with share-based compensation plans	29,671	-	89					89

Withholding tax on net share settlement of employee stock options			(530)					(530)

Income tax benefit on stock option exercises			594					594

Share-based compensation			401					401

Repurchase of common stock						37,661	(1,916)	(1,916)

Unrealized loss on available for sale securities, net of deferred income tax benefit of ($44)					(64)			(64)

Net income	-	-	-	7,925	-	-	-	7,925
Balance, September 28, 2014	9,121,854	$91	$58,132	$48,888	$85	4,647,687	$(56,800)	$50,396

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 28, 2014 and September 29, 2013

(in thousands)

(Unaudited)

	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$7,925	$6,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Insurance gain	-	(2,801)
Impairment charge – long-term investment	-	400
Depreciation and amortization	687	539
Amortization of bond premium	75	63
Share-based compensation expense	401	338
Provision for doubtful accounts	7	13
Deferred income taxes	5	1,156
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,470)	(2,092)
Insurance proceeds received for business interruption claim	718	-
Inventories	181	(105)
Prepaid expenses and other current assets	2,709	185
Other assets	106	(5)
Accrued litigation	-	(5,874)
Accounts payable, accrued expenses and other current liabilities	(1,016)	389
Deferred franchise fees	80	77
Other liabilities	(111)	(36)

Net cash provided by (used in) operating activities	8,297	(1,751)

Cash flows from investing activities:
Proceeds from maturities of available for sale securities	4,820	1,890
Insurance proceeds received for property and equipment	-	2,711
Purchase of available for sale securities	(921)	(879)
Purchase of property and equipment	(349)	(3,419)
Litigation settlement	-	6,009
Change in restricted cash	-	(135)

Net cash provided by investing activities	3,550	6,177

Cash flows from financing activities:
Income tax benefit on stock option exercises	594	1,562
Proceeds from exercise of stock options	89	525
Payments of withholding tax on net share settlement of employee stock options	(530)	(772)
Repurchase of common stock	(1,916)	-

Net cash (used in) provided by financing activities	(1,763)	1,315

Net increase in cash and cash equivalents	10,084	5,741

Cash and cash equivalents, beginning of period	22,077	13,403

Cash and cash equivalents, end of period	$32,161	$19,144

Cash paid during the year for:
Interest	$-	$1,099
Income taxes	$2,764	$1,229

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2014

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 28, 2014 and September 29, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording income to virtually all industries financial statements, under U.S. GAAP. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. Public companies must apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein, which for Nathan’s will be its first fiscal quarter ending June 25, 2017. The Company has not yet selected a transition method and is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations.

In August 2014, the FASB issued new guidance that requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions exist, management will be required to include disclosures enabling users to understand those conditions and management’s plans to alleviate or mitigate those conditions. This new standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 16, 2016. This standard will take effect in Nathan’s fourth quarter of our fiscal year ending March 26, 2017.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 28, 2014 and September 28, 2013, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2014	2013	2014	2013	2014	2013
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,854	$2,648	4,472	4,460	$0.86	$0.59
Effect of dilutive employee stock options	-	-	121	165	(0.02)	(0.02)
Diluted EPS
Diluted calculation	$3,854	$2,648	4,593	4,625	$0.84	$0.57

Twenty-six weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2014	2013	2014	2013	2014	2013
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$7,925	$6,002	4,472	4,437	$1.77	$1.35
Effect of dilutive employee stock options	-	-	121	166	(0.04)	(0.05)
Diluted EPS
Diluted calculation	$7,925	$6,002	4,593	4,603	$1.73	$1.30

There were no options to purchase shares of common stock for the thirteen or twenty-six week periods ended September 28, 2014 and September 29, 2013 that were excluded from the computation of diluted earnings per share.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 28, 2014 and March 30, 2014 based upon the valuation hierarchy (in thousands):

September 28, 2014	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$7,105	$-	$7,105
Total assets at fair value	$-	$7,105	$-	$7,105

March 30, 2014	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$11,187	$-	$11,187
Total assets at fair value	$-	$11,187	$-	$11,187

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

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 28, 2014, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE E – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At September 28, 2014 and March 30, 2014, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value (Note D), with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 28, 2014	$6,972	$133	$-	$7,105

March 30, 2014	$10,947	$240	$-	$11,187

The municipal bonds held at September 28, 2014, mature at various dates between October 2014 and April 2017. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

September 28, 2014	$7,105	$3,934	$3,171	$-	$-

The net unrealized losses on available-for-sale securities for the thirteen-week periods ended September 28, 2014 and September 29, 2013 of $32,000 and $30,000, respectively, net of deferred income tax benefit, of $22,000 and $21,000, respectively, have been included as a component of comprehensive income. The net unrealized losses on available-for-sale securities for the twenty-six week periods ended September 28, 2014 and September 29, 2013 of $64,000 and $107,000, respectively, net of deferred income tax benefit, of $44,000 and $71,000, respectively, have been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sale securities as of September 28, 2014 and March 30, 2014.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 28,	March 30,
	2014	2014

Branded product sales	$6,973	$5,141
Franchise and license royalties	2,490	1,658
Other	1,531	1,457
	10,994	8,256

Less: allowance for doubtful accounts	426	433
Accounts and other receivables, net	$10,568	$7,823

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

Changes in the Company’s allowance for doubtful accounts for the twenty-six week period ended September 28, 2014 and the fiscal year ended March 30, 2014 are as follows (in thousands):

	September 28, 2014	March 30, 2014

Beginning balance	$433	$130
Bad debt expense	7	21
Charges to other accounts	-	320
Accounts written off	(14)	(38)
Ending balance	$426	$433

NOTE G – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 28, 2014	March 30, 2014

Income taxes	$-	$2,059
Insurance	40	506
Other	380	564

	$420	$3,129

NOTE H – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 28,	March 30,
	2014	2014
Payroll and other benefits	$1,693	$2,433
Accrued rebates	898	855
Rent and occupancy costs	193	163
Deferred revenue	326	734
Construction costs	-	281
Unexpended advertising funds	-	52
Other	531	233
	$3,641	$4,751

Other liabilities consist of the following (in thousands):

	September 28,	March 30,
	2014	2014

Deferred development fees	$221	$200
Reserve for uncertain tax positions	653	620
Deferred rental liability	625	661
Other	83	212
	$1,582	$1,693

NOTE I – SALES

The Company’s sales for the thirteen and twenty-six weeks ended September 28, 2014 and September 29, 2013 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Branded Products	$15,548	$13,960	$30,612	$27,101
Company-operated restaurants	7,058	5,819	12,349	9,545
Other	215	108	388	121
Total sales	$22,821	$19,887	$43,349	$36,767

NOTE J – INCOME TAXES

The income tax provisions for the twenty-six week periods ended September 28, 2014 and September 29, 2013 reflect effective tax rates of 40.8% and 39.4%, respectively, which have been reduced from statutory rates by 0.4% and 0.7%, respectively, for the differing effects of tax-exempt interest income. Nathan’s expects that its federal income tax rate will increase to 35% for the fiscal year ending March 29, 2015.

The amount of unrecognized tax benefits at September 28, 2014 was $307,000, all of which would impact Nathan’s effective tax rate, if recognized. As of September 28, 2014, Nathan’s had $346,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

Nathan’s estimates its annual tax rate for the fiscal year ending March 29, 2015 will be in the range of approximately 39.5% to 41.5%. The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

NOTE K – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended September 28, 2014 and September 29, 2013 was $210,000 and $191,000, respectively. Total share-based compensation during the twenty-six week periods ended September 28, 2014 and September 29, 2013 was $401,000 and $338,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of September 28, 2014, there was $2,273,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately one year and eight months, which represents the weighted average remaining requisite service periods for such awards.

During the twenty-six week period ended September 28, 2014, the Company granted options to purchase 50,000 shares at an exercise price of $53.89 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a four-year period commencing August 6, 2015.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the twenty-six weeks ended September 28, 2014, are as follows:

Weighted-average option fair values	$11.970
Expected life (years)	4.5
Interest rate	1.66%
Volatility	22.77%
Dividend yield	0%

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

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Stock options	$75	$56	$131	$112
Restricted stock	135	135	270	226
Total compensation cost	$210	$191	$401	$338

Stock options outstanding:

Transactions with respect to stock options for the twenty-six weeks ended September 28, 2014 are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 30, 2014	279,500	$15.22	2.07	$9,381

Granted	50,000	53.89	-	-
Expired	-	-	-	-
Exercised	(40,750)	$10.97	-	-

Options outstanding at September 28, 2014	288,750	$22.51	2.24	$12,551

Options exercisable at September 28, 2014	194,375	$15.53	1.70	$9,807

Restricted stock:

Transactions with respect to restricted stock for the twenty-six weeks ended September 28, 2014 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 30, 2014	55,000	$38.61

Granted	-	-
Vested	(5,000)	$49.80

Unvested restricted stock at September 28, 2014	50,000	$37.49

NOTE L – STOCKHOLDERS’ EQUITY

During the period from October 2001 through September 28, 2014, Nathan’s purchased a total of 4,647,687 shares of its common stock at a cost of approximately $56,800,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the twenty-six-week period ended September 28, 2014, we repurchased 37,661 shares of common stock at a cost of $1,916,000.

On September 11, 2014, the Company and Mutual Securities, Inc. (“MSI”) amended its existing agreement pursuant to which MSI was authorized on the Company’s behalf to purchase shares of the Company’s common stock, $.01 par value having a value of up to an additional $6,000,000, which purchases could commence on September 24, 2014. The agreement with MSI was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended in order to assist the Company in implementing its previously announced stock purchase plans.

As of September 28, 2014, an aggregate of 251,272 shares can still be purchased under Nathan’s existing stock buy-back program.

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

At September 28, 2014, the Company has reserved 7,701,450 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

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

2. Guaranty

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Guaranty”) in connection with its re-franchising of a restaurant located in West Nyack, New York. The Guaranty could be called upon in the event of a default by the tenant/franchisee. The Guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs. We have recorded a liability of approximately $76,000 in connection with the Guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time. In connection with Nathan’s franchise agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty. To date, Nathan’s has not been required to make any payments pursuant to the Guaranty.

NOTE N – SUPERSTORM SANDY

On October 29, 2012, Superstorm Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. Seventy-eight franchised restaurants, including 18 Branded Menu locations, were closed for varying periods of time, one of which remains closed. Our Company-owned restaurant in Oceanside, New York was closed for approximately two weeks. The Coney Island Boardwalk restaurant sustained minor damage and re-opened on March 18, 2013. The Coney Island restaurant incurred significant damage and re-opened on May 20, 2013. As a result of these damages, the Company incurred actual losses during the fiscal year ended March 31, 2013, of approximately $1,340,000, inclusive of amounts written off of $449,000 related to destroyed or damaged property and equipment and $42,000 of unsalable inventories.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the three-year drought in the Midwest, along with freezing temperatures during the winter causing a reduced supply of cattle), and continued increases in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of a new supply agreement for hot dogs with John Morrell & Co. and any issues arising from or related to the transition from SMG to John Morrell & Co. as our primary hot dog supplier; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; no material increases in the minimum wage or other changes in labor laws; our ability to attract competent restaurant and managerial personnel; the enforceability of International franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE; as well as those risks discussed from time to time in this Form 10-Q and our Annual Report on Form 10-K for the year ended March 30, 2014, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

Effective March 1, 2014, Nathan’s commenced its new License Agreement with John Morrell & Co. replacing its prior licensee for the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, among other things. Royalties pursuant to the new agreement increased by 214.3% to $8,355,000 as compared to $2,658,000 earned under the prior agreement during the twenty-six weeks ended September 28, 2014. For the foreseeable future, our results of operations will be substantially dependent on the success of our agreement with John Morrell & Co.

On October 29, 2012, the Northeastern United States was hit by Superstorm Sandy which caused significant damage to our Flagship Coney Island location closing the restaurant for repair from October 29, 2012 until May 20, 2013. Additionally, we redeveloped our Yonkers restaurant which closed on November 25, 2012 and re-opened on November 18, 2013. The re-opening of these two restaurants significantly impacted our results of operations and the comparability of Company-owned restaurant operations during the thirteen and twenty-six week periods reported.

At September 28, 2014, our restaurant system consisted of 317 units, comprised of 312 Nathan’s franchised units, including 121 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 28 states, the Cayman Islands and ten foreign countries. At September 29, 2013, our restaurant system consisted of 316 Nathan’s franchised units, including 129 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 28 states, the Cayman Islands and nine foreign countries.

In addition to plans for expansion of the Nathan’s brand through our Branded Product Program, licensing and franchising, Nathan’s is also the owner of the Arthur Treacher’s brand. At September 28, 2014, the Arthur Treacher’s brand was sold within 49 Nathan’s restaurants. Additionally, during the fiscal year ended March 30, 2014, we entered into our first multi-unit Arthur Treacher’s Branded Menu Program agreement with a qualified foodservice operator for inclusion of Arthur Treacher’s products in non-Nathan’s facilities. Currently five locations are operating with this program, and we may seek to further market this program in the future.

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

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording income to virtually all industries financial statements, under U.S. GAAP. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. Public companies must apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein, which for Nathan’s will be its first fiscal quarter ending June 25, 2017. The Company has not yet selected a transition method and is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations.

In August 2014, the FASB issued new guidance that requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions exist, management will be required to include disclosures enabling users to understand those conditions and management’s plans to alleviate or mitigate those conditions. This new standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 16, 2016. This standard will take effect in Nathan’s fourth quarter of our fiscal year ending March 26, 2017.

Results of Operations

Thirteen weeks ended September 28, 2014 compared to thirteen weeks ended September 29, 2013

Revenues

Total sales increased 14.8% to $22,821,000 for the thirteen weeks ended September 28, 2014 (“second quarter fiscal 2015”) as compared to $19,887,000 for the thirteen weeks ended September 29, 2013 (“second quarter fiscal 2014”). Foodservice sales from the Branded Product and Branded Menu Programs increased 11.4% to $15,548,000 for the second quarter fiscal 2015 as compared to sales of $13,960,000 in the second quarter fiscal 2014. This increase was primarily attributable to an increase in the average selling price due primarily to price increases and a slight shift in the sales mix of products sold as compared to the second quarter fiscal 2014. Total Company-owned restaurant sales increased $1,239,000 to $7,058,000 during the second quarter fiscal 2015 compared to $5,819,000 during the second quarter fiscal 2014. This sales increase was primarily attributable to higher sales at both of the Coney Island locations along with sales from the Yonkers restaurant, which was closed for redevelopment throughout the second quarter fiscal 2014. Sales at our two Coney Island restaurants during the second quarter fiscal 2015 were approximately $745,000 higher than the second quarter fiscal 2014 due primarily to an increase in customer counts of approximately 12.5%. The sales from the Yonkers restaurant during the second quarter fiscal 2015 were approximately $503,000. Other sales, primarily to Wal-Mart, were approximately $107,000 higher than the second quarter fiscal 2014.

License royalties were $4,538,000 in the second quarter fiscal 2015 as compared to $2,137,000 in the second quarter fiscal 2014. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 159.7% to $4,127,000 from $1,589,000 in the second quarter fiscal 2014. Royalties earned from John Morrell & Co., were $3,699,000 during the second quarter fiscal 2015 as compared to royalties earned from SMG, Inc. of $1,192,000 during the second quarter fiscal 2014 primarily resulting from the higher royalty rate earned pursuant to the new agreement. Royalties earned from our foodservice license agreement, substantially from sales of hot dogs to Sam’s Club, were $428,000 during the second quarter fiscal 2015 as compared to $397,000 during the second quarter fiscal 2014. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $137,000, during the second quarter fiscal 2015, as compared to the second quarter fiscal 2014, primarily from lower royalties earned from the sale of mini-bagel dogs and franks-in-the-blanket and other hors d’oeuvres over the previous year.

Franchise fees and royalties were $1,513,000 in the second quarter fiscal 2015 compared to $1,530,000 in the second quarter fiscal 2014. Total royalties were $1,263,000 in the second quarter fiscal 2015 compared to $1,390,000 in the second quarter fiscal 2014. Royalties earned under the Branded Menu program were $248,000 in the second quarter fiscal 2015 as compared to $279,000 in the second quarter fiscal 2014 due principally to the reduced number of units in operation. Royalties earned under the Branded Menu Program are based upon product purchases rather than a percentage of restaurant sales. Traditional franchise royalties were $1,002,000 in the second quarter fiscal 2015 compared to $1,097,000 in the second quarter fiscal 2014. Franchise restaurant sales decreased to $23,070,000 in the second quarter fiscal 2015 as compared to $24,170,000 in the second quarter fiscal 2014 primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 108 Nathan’s outlets, excluding sales under the Branded Menu Program) were $18,457,000 in the second quarter fiscal 2015 as compared to $19,037,000 in the second quarter fiscal 2014, a decrease of 3.0%.

At September 28, 2014, 312 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 311 domestic and international franchised or Branded Menu Program franchise outlets at September 29, 2013. Total franchise fee income was $250,000 in the second quarter fiscal 2015 compared to $140,000 in the second quarter fiscal 2014. Domestic franchise fee income was $86,000 in the second quarter fiscal 2015 compared to $33,000 in the second quarter fiscal 2014. International franchise fee income was $164,000 in the second quarter fiscal 2015, compared to $107,000 during the second quarter fiscal 2014. During the second quarter fiscal 2015, three new franchised outlets opened, including locations in Turkey, Costa Rica and Moscow. Additionally, a master franchisee exercised an option to acquire the rights to develop franchised outlets throughout Mexico. During the second quarter fiscal 2014, seven new franchised outlets opened, including six locations in Moscow.

Interest income was $54,000 in the second quarter fiscal 2015 as compared to $87,000 in the second quarter fiscal 2014, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

Other income, relating primarily to a sublease of a co-branded franchised restaurant, was $27,000 in the second quarter fiscal 2015 as compared to $21,000 in the second quarter fiscal 2014.

Costs and Expenses

Overall, our cost of sales increased by $2,731,000 to $18,105,000 in the second quarter fiscal 2015 compared to $15,374,000 in the second quarter fiscal 2014. Our gross profit (representing the difference between sales and cost of sales) was $4,716,000 or 20.7% of sales during the second quarter fiscal 2015 compared to $4,513,000 or 22.7% of sales during the second quarter fiscal 2014. The margin decline was primarily due to the impact of a higher average cost per pound of hot dogs for our Branded Product Program.

Cost of sales in the Branded Product Program increased approximately $1,933,000 during the second quarter fiscal 2015 compared to the second quarter fiscal 2014, primarily as a result of an approximately 18.8% increase in the average cost per pound of our hot dogs. During the second quarter fiscal 2015, the market cost of our hot dogs was approximately 18.7% higher than during the second quarter fiscal 2014. We did not enter into any purchase commitments during the second quarter fiscal 2015. Approximately 98.2% of our product was purchased at prevailing market prices during the second quarter fiscal 2014. If the cost of beef and beef trimmings increase and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through purchase commitments, our margins will be adversely impacted. We have recently increased our selling prices to pass on these recent cost increases and expect to perform ongoing reviews based on market conditions, but there can be no assurance that we will be able to continue to increase our selling prices.

With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2015 was $3,654,000 or 51.8% of restaurant sales, as compared to $2,941,000 or 50.5% of restaurant sales in the second quarter fiscal 2014, due primarily to the impact of higher food costs.

Restaurant operating expenses were $1,286,000 in the second quarter fiscal 2015 as compared to $981,000 in the second quarter fiscal 2014. Approximately $100,000 of the increase in restaurant operating costs results from the closure of the Yonkers restaurant during the second quarter fiscal 2014. In connection with our October 2013 insurance renewal, we incurred approximately $60,000 of increased insurance costs, primarily property insurance, due to the impact of Superstorm Sandy on the insurance marketplace. Utility costs for the four restaurants operating for comparative periods increased by approximately $48,000 from the second quarter fiscal 2014 to the second quarter fiscal 2015. We continue to be concerned about the volatile market conditions for oil and natural gas. We also incurred higher occupancy costs of approximately $49,000, primarily in connection with higher sales at the Boardwalk restaurant.

Depreciation and amortization was $341,000 in the second quarter fiscal 2015 as compared to $294,000 in the second quarter fiscal 2014. This increase is primarily attributable to the increased depreciation from the investments made in the Coney Island and Yonkers restaurants. We expect to incur approximately $350,000 and $130,000 of depreciation expense per annum in connection with the redevelopment of the Coney Island and Yonkers restaurants, respectively.

General and administrative expenses increased by $74,000 or 2.8% to $2,693,000 in the second quarter fiscal 2015 as compared to $2,619,000 in the second quarter fiscal 2014. The increase in general and administrative expenses was primarily due to increased compensation costs, including stock-based compensation and payroll related taxes of $97,000, higher insurance costs of $33,000 and professional fees of $29,000 partly offset by lower marketing and associated expenses.

Interest expense of $23,000 in the second quarter fiscal 2014 period represented accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. On July 24, 2013, we satisfied the judgment in full settlement of this matter.

Provision for Income Taxes

In the second quarter fiscal 2015, the income tax provision was $2,674,000 or 41.0% of earnings before income taxes as compared to $1,723,000 or 39.4% of income before income taxes in the second quarter fiscal 2014. Nathan’s effective tax rate was reduced by 0.3% during the second quarter fiscal 2015 and reduced by 0.8% during the second quarter fiscal 2014, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 41.3% for the second quarter fiscal 2015 and 40.2% for the second quarter fiscal 2014. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $124,000 during the remainder of fiscal 2015. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 29, 2015 will be in the range of approximately 39.5% to 41.5%.

Results of Operations

Twenty-six weeks ended September 28, 2014 compared to twenty-six weeks ended September 29, 2013

Revenues

Total sales increased by 17.9% to $43,349,000 for the twenty-six weeks ended September 28, 2014 (“fiscal 2015 period”) as compared to $36,767,000 for the twenty-six weeks ended September 29, 2013 (“fiscal 2014 period”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 13.0% to $30,612,000 for the fiscal 2015 period as compared to sales of $27,101,000 in the fiscal 2014 period. This increase was primarily attributable to a higher average selling price due primarily to price increases, a 1.5% increase in the volume of products ordered and the impact of a slight shift in the sales mix of products sold as compared to the fiscal 2014 period. Total Company-owned restaurant sales increased $2,804,000 to $12,349,000 during the fiscal 2015 period compared to $9,545,000 during the fiscal 2014 period. This increase was primarily attributed to operating our Coney Island and Yonkers restaurants for the entire fiscal 2015 period. Our Flagship Coney Island restaurant operated for approximately eighteen weeks during the fiscal 2014 period and our Yonkers restaurant was closed during the entire fiscal 2014 period. The approximate sales impact while these restaurants were closed was approximately $2,032,000. Additionally, sales at our two Coney Island restaurants during the periods operated during the fiscal 2015 period were approximately $927,000 higher than the periods operated during the fiscal 2014 period due primarily to an increase in customer counts of approximately 10.9%.

License royalties were $10,106,000 in the fiscal 2015 period as compared to $4,394,000 in the fiscal 2014 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 165.6% to $9,217,000 for the 2015 fiscal period compared to $3,470,000 in the fiscal 2014 period. Royalties earned from John Morrell & Co., primarily from the retail sale of hot dogs, were $8,355,000 during the fiscal 2015 period compared to royalties earned from SMG, Inc. of $2,658,000 during the fiscal 2014 period primarily resulting from the higher royalty rate earned pursuant to the new agreement. Royalties earned from our foodservice license agreement, substantially from sales of hot dogs to Sam’s Club, were $862,000 during the fiscal 2015 period compared to $812,000 during the fiscal 2014 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $35,000, during the fiscal 2015 period, compared to the fiscal 2014 period, primarily from lower royalties earned from the sale of mini-bagel dogs and franks-in-the-blanket and other hors d’oeuvres over the previous contract year partly offset by higher royalties on the sale of French fries.

Franchise fees and royalties were $3,002,000 in the fiscal 2015 period as compared to $2,885,000 in the fiscal 2014 period. Total royalties were $2,525,000 in the fiscal 2015 period as compared to $2,655,000 in the fiscal 2014 period. Royalties earned under the Branded Menu program were $512,000 in the fiscal 2015 period as compared to $531,000 in the fiscal 2014 period due principally to fewer number of units operating. Royalties earned under the Branded Menu Program are based on product purchases rather than a percentage of restaurant sales. Traditional franchise royalties were $1,981,000 in the fiscal 2015 period compared to $2,102,000 in the fiscal 2014 period. Franchise restaurant sales decreased to $44,766,000 in the fiscal 2015 period compared to $46,760,000 in the fiscal 2014 period primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 101 Nathan’s outlets, excluding sales under the Branded Menu Program) were $32,836,000 in the fiscal 2015 period compared to $33,623,000 in the fiscal 2014 period, a decrease of 2.3%.

At September 28, 2014, 312 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 311 domestic and international franchised or Branded Menu Program franchise outlets at September 29, 2013. Total franchise fee income was $477,000 in the fiscal 2015 period compared to $230,000 in the fiscal 2014 period. Domestic franchise fee income was $121,000 in the fiscal 2015 period compared to $118,000 in the fiscal 2014 period. International franchise fee income was $356,000 in the fiscal 2015 period, compared to $112,000 during the fiscal 2014 period. During the fiscal 2015 period, twenty new franchised outlets opened, including seven international locations, including our first location in Costa Rica and ten Branded Menu Program outlets. Additionally, during the fiscal 2015 period, a master franchisee exercised an option to acquire the rights to develop franchised outlets throughout Mexico. During the fiscal 2014 period, fifteen new franchised outlets opened, including seven locations in Moscow and four Branded Menu Program outlets.

Interest income was $116,000 in the fiscal 2015 period compared to $178,000 in the fiscal 2014 period, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

The insurance gain of $2,801,000 during the fiscal 2014 period represents the difference between insurance proceeds received and the historical net book value of assets destroyed at our Flagship Coney Island restaurant and demolition costs resulting from Superstorm Sandy (See Note N).

Other income of $48,000 in the fiscal 2015 period as compared to $38,000 in the fiscal 2014 period relates primarily to a sublease of a co-branded franchised restaurant.

Costs and Expenses

Overall, our cost of sales increased $5,614,000 to $34,393,000 in the fiscal 2015 period compared to $28,779,000 in the fiscal 2014 period. Our gross profit (representing the difference between sales and cost of sales) was $8,956,000 or 20.7% of sales during the fiscal 2015 period as compared to $7,988,000 or 21.7% of sales during the fiscal 2014 period. The margin decline was primarily due to the impact of higher average cost per pound of hot dogs for our Branded Product Program during the second quarter fiscal 2015.

Cost of sales in the Branded Product Program increased approximately $3,853,000 during the fiscal 2015 period compared to the fiscal 2014 period, primarily as a result of an approximately 16.9% increase in the average cost per pound of our hot dogs. During the fiscal 2015 period, the market cost of our hot dogs was approximately 15.8% higher than during the fiscal 2014 period. During the fiscal 2014 period, our purchase commitments yielded savings of approximately $198,000. During the fiscal 2014 period, approximately 25.4% of our product was purchased pursuant to our purchase commitments. The purchase commitments lowered our costs by approximately $0.020 per pound during the fiscal 2014 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. We have recently increased our selling prices to pass on these recent cost increases and expect to perform ongoing reviews based on market conditions, but there can be no assurance that we will be able to continue to increase our selling prices.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2015 period was $6,548,000 or 53.0% of restaurant sales, as compared to $5,004,000 or 52.4% of restaurant sales in the fiscal 2014 period due primarily to the impact of higher food costs.

Restaurant operating expenses were $2,350,000 in the fiscal 2015 period compared to $1,691,000 in the fiscal 2014 period. The increase in restaurant operating costs results primarily from the different number of months that the Coney Island and Yonkers restaurants operated in the two fiscal periods. During the fiscal 2014 period, the Coney Island restaurant operated for approximately eighteen weeks and the Yonkers restaurant did not operate. In connection with our October 2013 insurance renewal, we incurred a significant increase in insurance costs, primarily property insurance, due to the impact of Superstorm Sandy on the insurance marketplace. Utility costs of the three restaurants operating for comparative periods increased by approximately 12.6% from the fiscal 2014 period to the fiscal 2015 period. We continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $687,000 in the fiscal 2015 period compared to $539,000 in the fiscal 2014 period. This increase is primarily attributable to the increased depreciation from the investments made in the Coney Island and Yonkers restaurants. Since re-opening our Coney Island and Yonkers restaurants, we expect to incur approximately $350,000 and $130,000 of depreciation expense per annum in connection with the redevelopment of the Coney Island and Yonkers restaurants, respectively.

General and administrative expenses increased $180,000 or 3.2% to $5,801,000 in the fiscal 2015 period as compared to $5,621,000 in the fiscal 2014 period. The increase in general and administrative expenses was primarily due to increased compensation costs, including stock-based compensation and payroll related taxes of $166,000, higher insurance costs of $54,000 and professional fees of $44,000 partly offset by lower marketing and associated expenses.

Interest expense of $135,000 in the fiscal 2014 period represented accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. On July 24, 2013, we satisfied the judgment in full settlement of this matter.

The Company recognized an, other-than-temporary impairment charge on its long-term investment of $400,000 in the fiscal 2014 period based on management’s assessment of the future recoverability of the investment.

Provision for Income Taxes

In the fiscal 2015 period, the income tax provision was $5,465,000 or 40.8% of earnings before income taxes compared to $3,896,000 or 39.4% of income before income taxes in the fiscal 2014 period. Nathan’s effective tax rate was reduced by 0.4% during the fiscal 2015 period and reduced by 0.7% during the fiscal 2014 period, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 41.2% for the fiscal 2015 period and 40.1% for the fiscal 2014 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $124,000 during the remainder of fiscal 2015. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 29, 2015 will be in the range of approximately 39.5% to 41.5%.

Off-Balance Sheet Arrangements

Nathan’s has not entered into any purchase commitments for hot dogs since the completion of its last purchase commitment in July 2013. Nathan’s did not have any open purchase commitments for hot dogs outstanding as of September 28, 2014. In connection with the upcoming relocation of the Oceanside restaurant, Nathan’s has entered into construction contracts of approximately $700,000 in October 2014, which it expects will be completed within six months. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at September 28, 2014 aggregated $32,161,000, a $10,084,000 increase during the fiscal 2015 period compared to cash and cash equivalents of $22,077,000 at March 30, 2014. At September 28, 2014, marketable securities were $7,105,000 compared to $11,187,000 at March 30, 2014 and net working capital increased to $42,171,000 from $35,378,000 at March 30, 2014.

Cash provided by operations of $8,297,000 in the fiscal 2015 period is primarily attributable to net income of $7,925,000 and other non-cash operating items of $1,175,000, reduced by changes in other operating assets and liabilities of $803,000. Accounts and other receivables, net of insurance proceeds received, increased $2,752,000 due primarily to increased sales from our Branded Product Program and higher license royalties from John Morrell & Co. The decrease in prepaid expenses primarily relates to the utilization of prepaid income taxes at March 30, 2014 against Nathan’s estimated income tax payments. The decrease in accounts payable, accrued expenses and other current liabilities of $1,016,000 is primarily due to payment of accrued compensation, construction costs and the recognition of deferred revenue.

Cash provided by investing activities was $3,550,000 in the fiscal 2015 period. We received cash proceeds of $4,820,000 from the maturity of available-for-sale securities. We incurred capital expenditures of $349,000 in connection with our Branded Product Program and select restaurant improvements. We may expect to incur capital spending of approximately $1,300,000 in connection with the contingent relocation of our Company-owned restaurant in Oceanside, New York during the remainder of the current fiscal year. We purchased available-for-sale securities of $921,000.

Cash used in financing activities of $1,763,000 in the fiscal 2015 period relates to the Company’s purchase of 37,661 shares of its common stock at a cost of $1,916,000 during the fiscal 2015 period. Additionally, the Company paid $530,000 for the payment of withholding tax on the net share settlement exercise of employee stock options. Nathan’s expects to realize tax benefits associated with employee stock option exercises of $594,000 and also received proceeds from the exercise of employee stock options of $89,000.

During the period from October 2001 through September 28, 2014, Nathan’s purchased 4,647,687 shares of its common stock at a cost of approximately $56,800,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase. As of September 28, 2014, the Company had repurchased 548,728 shares at a cost of $13,194,000 under the sixth stock repurchase plan.

On September 11, 2014, the Company and Mutual Securities, Inc. (“MSI”) amended its existing agreement pursuant to which MSI was authorized on the Company’s behalf to purchase shares of the Company’s common stock, $.01 par value having a value of up to an additional $6,000,000, which purchases could commence on September 24, 2014. The agreement with MSI was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended in order to assist the Company in implementing its previously announced stock purchase plans.

An aggregate of 251,272 shares can still be purchased under Nathan’s existing stock buy-back program, as of September 28, 2014. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at September 28, 2014 aggregating $32,161,000, and marketable securities of $7,105,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. We may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan. Since March 26, 2007, to date, we have repurchased 2,756,587 shares at a total cost of approximately $49,642,000, reducing the number of shares then-outstanding by 45.8%.

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

At September 28, 2014, we subleased to franchisees three properties we lease from third parties. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York. The Guaranty could be called upon in the event of a default by the tenant/franchisee. The Guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs. We have recorded a liability of approximately $76,000 in connection with this Guaranty, which does not include potential real estate tax increases and attorney’s fees and other costs as these amounts are not reasonably determinable at this time. In connection with the Nathan’s franchise agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty. To date, Nathan’s has not been required to make any payments pursuant to the Guaranty.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

		Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$3,650	$1,534	$1,366	$350	$400
Operating Leases (a)	16,649	1,678	3,251	3,299	8,421
Gross Cash Contractual Obligations	20,299	3,212	4,617	3,649	8,821
Sublease Income	2,852	323	520	531	1,478
Net Cash Contractual Obligations	$17,447	$2,889	$4,097	$3,118	$7,343

a)

Nathan’s has entered into contingent agreements to terminate its lease for the existing Oceanside restaurant and relocate to a smaller restaurant in the same area. We expect to close the existing restaurant in January 2015 and commence operations of the new Oceanside restaurant in March 2015. We estimate that we will incur approximately $1,300,000 in connection with the redevelopment of our Oceanside restaurant this year.

b)

At September 28, 2014, the Company had unrecognized tax benefits of $307,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $64,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not possible.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. We have continued to experience unprecedented increases in the cost of beef since 2011. The market price of hot dogs during the fiscal 2015 period was approximately 15.8% higher than the fiscal 2014 period. The market price of hot dogs during fiscal 2014 was approximately 7.5% higher than fiscal 2013, and the fiscal 2013 market price of hot dogs was approximately 0.01% higher than fiscal 2012. These increases are in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2015. Beef prices continue to be extremely volatile due to the supply constraints, as a result of the lingering effect of the drought in the Midwest during 2012. Beginning January 2008, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. Our last purchase commitment was completed in July 2013 and to date we have not entered in any new purchase commitments for beef. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

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

Effective April 1, 2014, the City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees that work more than 80 hours for the employer. Nathan’s operates three restaurants that will be affected by this new legislation and is currently evaluating the potential impact on its results of operations.

In addition, our union contract has been extended effective July 1, 2014 for three years which we believe will not have a material effect on our results of operations or financial condition.

Continued increases in labor, food and other operating expenses, including health care, could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended March 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 28, 2014, Nathan’s cash and cash equivalents aggregated $32,161,000. Earnings on this amount of cash and cash equivalents would increase or decrease by approximately $80,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 28, 2014, the market value of Nathan’s marketable securities aggregated $7,105,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value. As additional notes mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $18,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at September 28, 2014 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$7,101	$7,101	$7,104	$7,105	$7,108	$7,110	$7,112

Borrowings

At September 28, 2014, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. We have continued to experience unprecedented increases in the cost of beef since 2011. The market price of hot dogs during the fiscal 2015 period was approximately 15.8% higher than the fiscal 2014 period. The market price of hot dogs during fiscal 2014 was approximately 7.5% higher than fiscal 2013, and the fiscal 2013 price of hot dogs was approximately 0.01% higher than fiscal 2012. These increases are in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2015. Beef prices continue to be extremely volatile due to the supply constraints, as a result of the lingering effect of the drought in the Midwest during 2012. Beginning January 2008, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. Our last purchase commitment was completed in July 2013 and to date we have not entered in any new purchase commitments for beef. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results, but there can be no assurance that we will be able to do so in the future. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 28, 2014 would have increased or decreased our cost of sales by approximately $3,036,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

   ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2014 July 27, 2014	-	-	-	257,073
July 28, 2014 August 24, 2014	-	-	-	257,073
August 25, 2014 September 28, 2014	5,801	$61.6123	5,801	251,272
Total	5,801	$61.6123	5,801	251,272

A) Represents the Company’s fiscal periods during the quarter ended September 28, 2014.

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

10.1	Amendment to 10b5-1 Issuer Repurchase Instructions (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report filed on Form 8-K dated September 11, 2014).

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 7, 2014	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Ronald G. DeVos
Ronald G. DeVos Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2

Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

10.1	Amendment to 10b5-1 Issuer Repurchase Instructions (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report filed on Form 8-K dated September 11, 2014).

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.