Form 10-Q
period 2014-12-28
NATHANS FAMOUS INC
filed 2015-02-06
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2014.

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

At February 6, 2015, an aggregate of 4,496,704 shares of the registrant's common stock, par value of $.01, were outstanding.

1

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 28, 2014 and March 30, 2014

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	December 28, 2014 (Unaudited)	March 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,537	$22,077
Marketable securities	6,819	11,187
Accounts and other receivables, net	10,405	7,823
Inventories	792	947
Prepaid expenses and other current assets	1,630	3,129
Deferred income taxes	26	26
Total current assets	54,209	45,189

Property and equipment, net of accumulated depreciation of $8,540 and $7,554, respectively	8,680	8,970
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	855	528

	$65,192	$56,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,303	$4,826
Accrued expenses and other current liabilities	4,102	4,751
Deferred franchise fees	313	234
Total current liabilities	9,718	9,811

Other liabilities	1,569	1,693
Deferred income taxes	754	734

Total liabilities	12,041	12,238

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,144,391 and 9,092,183 shares issued; and 4,496,704 and 4,482,157 shares outstanding at December 28, 2014 and March 30, 2014, respectively	91	91
Additional paid-in capital	58,665	57,578
Retained earnings	51,129	40,963
Accumulated other comprehensive income	66	149
	109,951	98,781
Treasury stock, at cost, 4,647,687 and 4,610,026 shares at December 28, 2014 and March 30, 2014, respectively	(56,800)	(54,884)
Total stockholders’ equity	53,151	43,897

	$65,192	$56,135

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and thirty-nine weeks ended December 28, 2014 and December 29, 2013

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013

REVENUES
Sales	$17,298	$15,236	$60,647	$52,003
License royalties	3,546	1,817	13,652	6,211
Franchise fees and royalties	1,471	1,394	4,473	4,279
Interest income	21	68	137	246
Insurance gain (Note N)	-	-	-	2,801
Other income	17	18	65	56
Total revenues	22,353	18,533	78,974	65,596

COSTS AND EXPENSES
Cost of sales	14,704	12,779	49,097	41,558
Restaurant operating expenses	788	741	3,138	2,432
Depreciation and amortization	298	306	985	845
General and administrative expenses	2,760	2,898	8,561	8,519
Interest expense	-	-	-	135
Impairment charge – long-term investment	-	-	-	400
Total costs and expenses	18,550	16,724	61,781	53,889

Earnings before provision for income taxes	3,803	1,809	17,193	11,707
Provision for income taxes	1,562	702	7,027	4,598
Net income	$2,241	$1,107	$10,166	$7,109

PER SHARE INFORMATION
Income per share:
Basic	$.50	$.25	$2.27	$1.60
Diluted	$.49	$.24	$2.21	$1.54

Weighted average shares used in computing income per share:
Basic	4,482,000	4,466,000	4,475,000	4,447,000
Diluted	4,603,000	4,622,000	4,596,000	4,609,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thirteen and thirty-nine weeks ended December 28, 2014 and December 29, 2013

(in thousands)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	Dec. 28, 2014	Dec. 29, 2013	Dec. 28, 2014	Dec. 29, 2013

Net income	$2,241	$1,107	$10,166	$7,109

Other comprehensive loss, net of deferred income taxes:
Unrealized losses on available for sale securities	(19)	(33)	(83)	(140)
Other comprehensive loss	(19)	(33)	(83)	(140)

Comprehensive income	$2,222	$1,074	$10,083	$6,969

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Thirty-nine weeks ended December 28, 2014

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, March 30, 2014	9,092,183	$91	$57,578	$40,963	$149	4,610,026	$(54,884)	$43,897

Shares issued in connection with share- based compensation plans	52,208	-	222					222

Withholding tax on net share settlement of share-based compensation plans			(825)					(825)

Income tax benefit on stock option exercises			1,061					1,061

Share-based compensation			629					629

Repurchase of common stock						37,661	(1,916)	(1,916)

Unrealized loss on available for sale securities, net of deferred income tax benefit of $56					(83)			(83)

Net income	-	-	-	10,166	-	-	-	10,166
Balance, December 28, 2014	9,144,391	$91	$58,665	$51,129	$66	4,647,687	$(56,800)	$53,151

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 28, 2014 and December 29, 2013

(in thousands)

(Unaudited)

	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net income	$10,166	$7,109
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Insurance gain	-	(2,801)
Impairment charge – long-term investment	-	400
Depreciation and amortization	985	845
Amortization of bond premium	129	107
Share-based compensation expense	629	530
Provision for doubtful accounts	7	9
Deferred income taxes	77	1,194
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,307)	(2,445)
Insurance proceeds received for business interruption claim	718	-
Inventories	155	57
Prepaid expenses and other current assets	1,499	(728)
Other assets	(327)	(5)
Accrued litigation	-	(5,874)
Accounts payable, accrued expenses and other current liabilities	(172)	224
Deferred franchise fees	79	(79)
Other liabilities	(124)	(1)

Net cash provided by (used in) operating activities	10,514	(1,458)

Cash flows from investing activities:
Proceeds from maturities of available for sale securities	6,620	2,890
Insurance proceeds received for property and equipment	-	2,711
Purchase of available for sale securities	(2,521)	(2,219)
Purchase of property and equipment	(695)	(4,229)
Litigation settlement	-	6,009
Change in restricted cash	-	(135)

Net cash provided by investing activities	3,404	5,027

Cash flows from financing activities:
Income tax benefit on stock option exercises	1,061	1,658
Proceeds from exercise of stock options	222	525
Payments of withholding tax on net share settlement of share-based compensation plans	(825)	(772)
Repurchase of common stock	(1,916)	(262)

Net cash (used in) provided by financing activities	(1,458)	1,149

Net increase in cash and cash equivalents	12,460	4,718

Cash and cash equivalents, beginning of period	22,077	13,403

Cash and cash equivalents, end of period	$34,537	$18,121

Cash paid during the year for:
Interest	$-	$1,099
Income taxes	$4,404	$2,542

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2014

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 28, 2014 and December 29, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording revenue to virtually all industries’ financial statements, under U.S. GAAP. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. Public companies must apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein, which for Nathan’s will be its first quarter of fiscal 2018, beginning on March 27, 2017. The Company expects to use the modified retrospective method, recognizing a cumulative effect adjustment to retained earnings when adopted, and is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations.

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

In January 2015, the FASB issued new guidance to simplify the income statement presentation requirements by eliminating the seldom-used concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies the income statement presentation by no longer segregating such extraordinary items from the ordinary results of operations and separately stating the amount, net of tax along with the effect on earnings per share. This new standard is effective for annual periods beginning after December 15, 2015, including interim periods therein, which for Nathan’s would be its first quarter of fiscal 2017 beginning March 28, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Nathan’s expects to early adopt this standard in the first quarter of our fiscal year ending March 28, 2016 that begins on March 30, 2015. Nathan’s does not expect the adoption of this new guidance to have a material impact on its results of operations or financial position.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 28, 2014 and December 29, 2013, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2014	2013	2014	2013	2014	2013
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,241	$1,107	4,482	4,466	$0.50	$0.25
Effect of dilutive employee stock options	-	-	121	156	(0.01)	(0.01)
Diluted EPS
Diluted calculation	$2,241	$1,107	4,603	4,622	$0.49	$0.24

Thirty-nine weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2014	2013	2014	2013	2014	2013
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$10,166	$7,109	4,475	4,447	$2.27	$1.60
Effect of dilutive employee stock options	-	-	121	162	(0.06)	(0.06)
Diluted EPS
Diluted calculation	$10,166	$7,109	4,596	4,609	$2.21	$1.54

No options to purchase shares of common stock for the thirteen or thirty-nine week periods ended December 28, 2014 and December 29, 2013 were excluded from the computation of diluted earnings per share.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 28, 2014 and March 30, 2014 based upon the valuation hierarchy (in thousands):

December 28, 2014	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$6,819	$-	$6,819
Total assets at fair value	$-	$6,819	$-	$6,819

March 30, 2014	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$11,187	$-	$11,187
Total assets at fair value	$-	$11,187	$-	$11,187

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

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 28, 2014, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE E – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 28, 2014 and March 30, 2014, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value (Note D), with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 28, 2014	$6,718	$101	$-	$6,819

March 30, 2014	$10,947	$240	$-	$11,187

The municipal bonds held at December 28, 2014, mature at various dates between February 2015 and April 2017. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

December 28, 2014	$6,819	$4,463	$2,356	$-	$-

The net unrealized losses on available-for-sale securities for the thirteen-week periods ended December 28, 2014 and December 29, 2013 of $19,000 and $33,000, respectively, net of deferred income tax benefit, of $12,000 and $21,000, respectively, have been included as a component of comprehensive income. The net unrealized losses on available-for-sale securities for the thirty-nine week periods ended December 28, 2014 and December 29, 2013 of $83,000 and $140,000, respectively, net of deferred income tax benefit, of $56,000 and $92,000, respectively, have been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sale securities as of December 28, 2014 and March 30, 2014.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 28,	March 30,
	2014	2014

Branded product sales	$6,821	$5,141
Franchise and license royalties	2,153	1,658
Other	1,857	1,457
	10,831	8,256

Less: allowance for doubtful accounts	426	433
Accounts and other receivables, net	$10,405	$7,823

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

Changes in the Company’s allowance for doubtful accounts for the thirty-nine week period ended December 28, 2014 and the fiscal year ended March 30, 2014 are as follows (in thousands):

	December 28, 2014	March 30, 2014

Beginning balance	$433	$130
Bad debt expense	7	21
Charges to other accounts	-	320
Accounts written off	(14)	(38)
Ending balance	$426	$433

NOTE G – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 28, 2014	March 30, 2014

Income taxes	$608	$2,059
Insurance	619	506
Other	403	564

	$1,630	$3,129

NOTE H – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 28,	March 30,
	2014	2014
Payroll and other benefits	$2,101	$2,433
Accrued rebates	949	855
Rent and occupancy costs	174	163
Deferred revenue	146	734
Construction costs	132	281
Unexpended advertising funds	-	52
Other	600	233
	$4,102	$4,751

Other liabilities consist of the following (in thousands):

	December 28,	March 30,
	2014	2014
Deferred development fees	$213	$200
Reserve for uncertain tax positions	666	620
Deferred rental liability	606	661
Other	84	212
	$1,569	$1,693

NOTE I – SALES

The Company’s sales for the thirteen and thirty-nine weeks ended December 28, 2014 and December 29, 2013 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013

Branded Products	$14,956	$13,156	$45,568	$40,256
Company-operated restaurants	2,148	1,990	14,497	11,536
Other	194	90	582	211
Total sales	$17,298	$15,236	$60,647	$52,003

NOTE J – INCOME TAXES

The income tax provisions for the thirty-nine week periods ended December 28, 2014 and December 29, 2013 reflect effective tax rates of 40.9% and 39.3%, respectively, which have been reduced from statutory rates by 0.3% and 0.8%, respectively, for the differing effects of tax-exempt interest income. Nathan’s expects that its federal income tax rate will increase to 35% for the fiscal year ending March 29, 2015.

The amount of unrecognized tax benefits at December 28, 2014 was $315,000, all of which would impact Nathan’s effective tax rate, if recognized. As of December 28, 2014, Nathan’s had $362,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

NOTE K – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended December 28, 2014 and December 29, 2013 was $228,000 and $192,000, respectively. Total share-based compensation during the thirty-nine week periods ended December 28, 2014 and December 29, 2013 was $629,000 and $530,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of December 28, 2014, there was $2,044,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately one year and four months, which represents the weighted average remaining requisite service periods for such awards.

During the thirty-nine week period ended December 28, 2014, the Company granted options to purchase 50,000 shares at an exercise price of $53.89 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a four-year period commencing August 6, 2015.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirty-nine weeks ended December 28, 2014, are as follows:

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

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013

Stock options	$93	$56	$224	$168
Restricted stock	135	136	405	362
Total compensation cost	$228	$192	$629	$530

Stock options outstanding:

Transactions with respect to stock options for the thirty-nine weeks ended December 28, 2014 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(In thousands)

Options outstanding at March 30, 2014	279,500	$15.22	2.07	$9,381

Granted	50,000	$53.89	-	-
Expired	-	-	-	-
Exercised	(59,250)	$12.22	-	-

Options outstanding at December 28, 2014	270,250	$23.03	2.03	$14,799

Options exercisable at December 28, 2014	175,875	$15.59	1.45	$10,940

Restricted stock:

Transactions with respect to restricted stock for the thirty-nine weeks ended December 28, 2014 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 30, 2014	55,000	$38.61

Granted	-	-
Vested	(15,000)	$36.13

Unvested restricted stock at December 28, 2014	40,000	$39.54

NOTE L – STOCKHOLDERS’ EQUITY

During the period from October 2001 through December 28, 2014, Nathan’s purchased 4,647,687 shares of its common stock at a cost of approximately $56,800,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirty-nine-week period ended December 28, 2014, we repurchased 37,661 shares of common stock at a cost of $1,916,000.

On September 11, 2014, the Company and Mutual Securities, Inc. (“MSI”) amended its existing agreement pursuant to which MSI was authorized on the Company’s behalf to purchase shares of the Company’s common stock, $.01 par value having a value of up to an additional $6,000,000, which purchases could commence on September 24, 2014. The agreement with MSI was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended to assist the Company in implementing its previously announced stock purchase plans.

As of December 28, 2014, an aggregate of 251,272 shares can still be purchased under Nathan’s existing stock buy-back program.

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

The 2013 Rights were distributed as a dividend. Initially, the 2013 Rights will attach to, and trade with, the Company’s common stock. Subject to the terms, conditions and limitations of the 2013 Rights Plan, the 2013 Rights will become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock. Upon such an event and payment of the purchase price of $100.00 (the “2013 Right Purchase Price”), each 2013 Right (except those held by the acquiring person or group) will entitle the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less than the then current 2013 Right Purchase Price, a number of shares of the Company’s common stock which at the time of the transaction has a market value equal to the then current 2013 Right Purchase Price at a purchase price per share equal to the then current market price of the Company’s Common Stock.

The Company’s Board of Directors may redeem the 2013 Rights prior to the time they are triggered. Upon adoption of the 2013 Rights Plan, the Company initially reserved 10,188,600 shares of common stock for issuance upon exercise of the 2013 Rights. The 2013 Rights will expire on June 17, 2018 unless earlier redeemed or exchanged by the Company.

At December 28, 2014, the Company has reserved 6,515,345 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

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

NOTE O - RECLASSIFICATIONS

The Company has revised the presentation of certain license royalties of $9,000 and $31,000 during the thirteen and thirty-nine week periods ended December 29, 2013 to franchise royalties in the consolidated statements of earnings to conform to the current period presentation. There was no impact on total revenues, earnings before provision for income taxes and net income as a result of these reclassifications.

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

Effective March 1, 2014, Nathan’s commenced its new License Agreement with John Morrell & Co. replacing its prior licensee for the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, among other things. Royalties pursuant to the new agreement increased by 205.7% to $11,069,000 during the thirty-nine weeks ended December 28, 2014 as compared to $3,621,000 earned under the prior agreement during the thirty-nine weeks ended December 29, 2013. For the foreseeable future, our results of operations will be substantially dependent on the success of our agreement with John Morrell & Co.

On October 29, 2012, the Northeastern United States was hit by Superstorm Sandy which caused significant damage to our Flagship Coney Island location closing the restaurant for repair from October 29, 2012 until May 20, 2013. Additionally, we redeveloped our Yonkers restaurant which closed on November 25, 2012 and re-opened on November 18, 2013. The re-opening of these two restaurants significantly impacted our results of operations and the comparability of Company-owned restaurant operations during the thirteen and thirty-nine week periods reported.

At December 28, 2014, our restaurant system consisted of 310 units, comprised of 305 Nathan’s franchised units, including 122 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, the Cayman Islands and ten foreign countries. At December 29, 2013, our restaurant system consisted of 310 units, comprised of 305 Nathan’s franchised units, including 139 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 28 states, the Cayman Islands and nine foreign countries.

In addition to plans for expansion of the Nathan’s brand through our Branded Product Program, licensing and franchising, Nathan’s is also the owner of the Arthur Treacher’s brand. At December 28, 2014, the Arthur Treacher’s brand was sold within 49 Nathan’s restaurants. Additionally, during the fiscal year ended March 30, 2014, we entered into our first multi-unit Arthur Treacher’s Branded Menu Program agreement with a qualified foodservice operator for inclusion of Arthur Treacher’s products in non-Nathan’s facilities. Currently, six locations are operating with this program, and we may seek to further market this program in the future.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Please refer to Note B of the preceding consolidated financial statements for our discussion of Recently Issued Accounting Pronouncements Not Yet Adopted.

Results of Operations

Thirteen weeks ended December 28, 2014 compared to thirteen weeks ended December 29, 2013

Revenues

Total sales increased 13.5% to $17,298,000 for the thirteen weeks ended December 28, 2014 (“third quarter fiscal 2015”) as compared to $15,236,000 for the thirteen weeks ended December 29, 2013 (“third quarter fiscal 2014”). Foodservice sales from the Branded Product Program increased 13.7% to $14,956,000 for the third quarter fiscal 2015 as compared to sales of $13,156,000 in the third quarter fiscal 2014. This increase was primarily attributable to an increase in the average selling price of hot dogs due primarily to price increases as compared to the third quarter fiscal 2014. Total Company-owned restaurant sales increased 7.9% to $2,148,000 during the third quarter fiscal 2015 compared to $1,990,000 during the third quarter fiscal 2014. This sales increase was primarily attributable to higher sales from the Yonkers restaurant, which only operated for approximately six weeks in the third quarter fiscal 2014. The sales from the Yonkers restaurant during the third quarter fiscal 2015 were approximately $490,000. Other sales, primarily to Wal-Mart, were approximately $104,000 higher than the third quarter fiscal 2014.

License royalties were $3,546,000 in the third quarter fiscal 2015 as compared to $1,817,000 in the third quarter fiscal 2014. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 128.8% to $3,125,000 from $1,366,000 in the third quarter fiscal 2014. Royalties earned from John Morrell & Co., were $2,714,000 during the third quarter fiscal 2015 as compared to royalties earned from SMG, Inc. of $963,000 during the third quarter fiscal 2014 primarily resulting from the higher royalty rate earned pursuant to the new agreement. Royalties earned from our foodservice license agreement, substantially from sales of hot dogs to Sam’s Club, were $411,000 during the third quarter fiscal 2015 as compared to $403,000 during the third quarter fiscal 2014. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $30,000, during the third quarter fiscal 2015, as compared to the third quarter fiscal 2014, primarily from lower royalties earned from the sale of mini-bagel dogs and franks-in-the-blanket and other hors d’oeuvres over the previous year partly offset by higher royalties on the sale of French fries and onion rings from Lamb Weston.

Franchise fees and royalties were $1,471,000 in the third quarter fiscal 2015 compared to $1,394,000 in the third quarter fiscal 2014. Total royalties were $1,069,000 in the third quarter fiscal 2015 compared to $1,125,000 in the third quarter fiscal 2014. Royalties earned under the Branded Menu programs were $222,000 in the third quarter fiscal 2015 as compared to $240,000 in the third quarter fiscal 2014 due principally to the reduced number of units in operation. Royalties earned under the Branded Menu Program are based upon product purchases rather than a percentage of restaurant sales. Traditional franchise royalties were $847,000 in the third quarter fiscal 2015 compared to $885,000 in the third quarter fiscal 2014. Franchise restaurant sales decreased to $18,665,000 in the third quarter fiscal 2015 as compared to $19,256,000 in the third quarter fiscal 2014 due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 107 Nathan’s outlets, excluding sales under the Branded Menu Program) were $15,063,000 in the third quarter fiscal 2015 as compared to $15,366,000 in the third quarter fiscal 2014, a decrease of 2.0%.

At December 28, 2014 and December 29, 2013, our franchise system consisted of 305 domestic and international franchised or Branded Menu Program franchise outlets. Total franchise fee income was $402,000 in the third quarter fiscal 2015, including $120,000 of cancellation or termination fees, compared to $269,000 in the third quarter fiscal 2014. Domestic franchise fee income was $90,000 in the third quarter fiscal 2015 compared to $176,000 in the third quarter fiscal 2014. International franchise fee income was $192,000 in the third quarter fiscal 2015, compared to $53,000 during the third quarter fiscal 2014. During the third quarter fiscal 2015, eight new franchised outlets opened, including locations in Costa Rica, the Dominican Republic and our first location in Malaysia. During the third quarter fiscal 2014, nine new franchised outlets opened, including two locations in Moscow and one location in Mexico.

Interest income was $21,000 in the third quarter fiscal 2015 as compared to $68,000 in the third quarter fiscal 2014, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

Other income, relating primarily to a sublease of a co-branded franchised restaurant, was $17,000 in the third quarter fiscal 2015 as compared to $18,000 in the third quarter fiscal 2014.

Costs and Expenses

Overall, our cost of sales increased by $1,925,000 to $14,704,000 in the third quarter fiscal 2015 compared to $12,779,000 in the third quarter fiscal 2014. Our gross profit (representing the difference between sales and cost of sales) was $2,594,000 or 15.0% of sales during the third quarter fiscal 2015 compared to $2,457,000 or 16.1% of sales during the third quarter fiscal 2014. The margin decline was primarily due to the impact of higher food costs for our Branded Product Program and Company-owned restaurants.

Cost of sales in the Branded Product Program increased approximately $1,787,000 during the third quarter fiscal 2015 compared to the third quarter fiscal 2014, primarily as a result of an approximately 19.5% increase in the average cost per pound of our hot dogs. We did not enter into any purchase commitments during the third quarter fiscal 2015 or the third quarter fiscal 2014. As a result, Nathan’s purchased all of its hot dogs at market price during the third quarter fiscal 2015 and the third quarter fiscal 2014. If the cost of beef and beef trimmings increase and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through purchase commitments, our margins will be adversely impacted. We have recently increased our selling prices to pass on these recent cost increases and expect to perform ongoing reviews based on market conditions, but there can be no assurance that we will be able to continue to increase our selling prices.

With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2015 was $1,447,000 or 67.4% of restaurant sales, as compared to $1,361,000 or 68.4% of restaurant sales in the third quarter fiscal 2014, due primarily to the impact of higher food and labor costs. We have recently increased certain selling prices to pass on recent cost increases.

Restaurant operating expenses were $788,000 in the third quarter fiscal 2015 as compared to $741,000 in the third quarter fiscal 2014. Approximately $21,000 of the increase in restaurant operating costs results from the Yonkers restaurant that operated for only six weeks during the third quarter fiscal 2014. Utility costs for the three restaurants operating for comparative periods increased by approximately $30,000 from the third quarter fiscal 2014 to the third quarter fiscal 2015. We continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $298,000 in the third quarter fiscal 2015 as compared to $306,000 in the third quarter fiscal 2014.

General and administrative expenses decreased by $138,000 or 4.8% to $2,760,000 in the third quarter fiscal 2015 as compared to $2,898,000 in the third quarter fiscal 2014. The decrease in general and administrative expenses was primarily due to decreased professional fees of $90,000, lower marketing costs of $79,000 and lower management training of $19,000 partially offset by higher compensation costs, including stock-based compensation and payroll related taxes of $87,000.

Provision for Income Taxes

In the third quarter fiscal 2015, the income tax provision was $1,562,000 or 41.1% of earnings before income taxes as compared to $702,000 or 38.8% of income before income taxes in the third quarter fiscal 2014. Nathan’s effective tax rate was reduced by 0.2% during the third quarter fiscal 2015 and reduced by 1.5% during the third quarter fiscal 2014, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 41.3% for the third quarter fiscal 2015 and 40.3% for the third quarter fiscal 2014. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $124,000 during the remainder of fiscal 2015. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 29, 2015 will be in the range of approximately 39.5% to 41.5%.

Results of Operations

Thirty-nine weeks ended December 28, 2014 compared to thirty-nine weeks ended December 29, 2013

Revenues

Total sales increased by 16.6% to $60,647,000 for the thirty-nine weeks ended December 28, 2014 (“fiscal 2015 period”) as compared to $52,003,000 for the thirty-nine weeks ended December 29, 2013 (“fiscal 2014 period”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 13.2% to $45,568,000 for the fiscal 2015 period as compared to sales of $40,256,000 in the fiscal 2014 period. This increase was primarily attributable to a higher average selling price due primarily to price increases as compared to the fiscal 2014 period. Total Company-owned restaurant sales increased 25.7% to $14,497,000 during the fiscal 2015 period compared to $11,536,000 during the fiscal 2014 period. This increase was primarily attributed to operating our Coney Island and Yonkers restaurants for the entire fiscal 2015 period. Our Flagship Coney Island restaurant operated for approximately thirty-one weeks during the fiscal 2014 period and our Yonkers restaurant operated for six weeks during the fiscal 2014 period. The sales impact while these restaurants were closed was approximately $2,233,000. Additionally, sales at our two Coney Island restaurants during the periods operated during the fiscal 2015 period were approximately $827,000 higher than the periods operated during the fiscal 2014 period due primarily to an increase in customer counts of approximately 8.3%.

License royalties were $13,652,000 in the fiscal 2015 period as compared to $6,211,000 in the fiscal 2014 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 155.2% to $12,342,000 for the 2015 fiscal period compared to $4,836,000 in the fiscal 2014 period. Royalties earned from John Morrell & Co., primarily from the retail sale of hot dogs, were $11,069,000 during the fiscal 2015 period compared to royalties earned from SMG, Inc. of $3,621,000 during the fiscal 2014 period primarily resulting from the higher royalty rate earned pursuant to the new agreement. Royalties earned from our foodservice license agreement, substantially from sales of hot dogs to Sam’s Club, were $1,273,000 during the fiscal 2015 period compared to $1,215,000 during the fiscal 2014 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $65,000, during the fiscal 2015 period, compared to the fiscal 2014 period, primarily from lower royalties earned from the sale of mini-bagel dogs and franks-in-the-blanket and other hors d’oeuvres over the previous year partly offset by higher royalties on the sale of French fries and onion rings from Lamb Weston.

Franchise fees and royalties were $4,473,000 in the fiscal 2015 period as compared to $4,279,000 in the fiscal 2014 period. Total royalties were $3,594,000 in the fiscal 2015 period as compared to $3,780,000 in the fiscal 2014 period. Royalties earned under the Branded Menu programs were $766,000 in the fiscal 2015 period as compared to $793,000 in the fiscal 2014 period due principally to a fewer number of units operating. Royalties earned under the Branded Menu Program are based on product purchases rather than a percentage of restaurant sales. Traditional franchise royalties were $2,828,000 in the fiscal 2015 period compared to $2,987,000 in the fiscal 2014 period. Franchise restaurant sales decreased to $63,431,000 in the fiscal 2015 period compared to $66,016,000 in the fiscal 2014 period primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 99 Nathan’s outlets, excluding sales under the Branded Menu Program) were $45,780,000 in the fiscal 2015 period compared to $46,870,000 in the fiscal 2014 period, a decrease of 2.3%.

At December 28, 2014 and December 29, 2013, our franchise system consisted of 305 domestic and international franchised or Branded Menu Program franchise outlets. Total franchise fee income was $879,000 in the fiscal 2015 period, including $120,000 of cancellation or termination fees compared to $499,000 in the fiscal 2014 period. Domestic franchise fee income was $211,000 in the fiscal 2015 period compared to $294,000 in the fiscal 2014 period. International franchise fee income was $548,000 in the fiscal 2015 period, compared to $165,000 during the fiscal 2014 period. During the fiscal 2015 period, 28 new franchised outlets opened, including 10 international locations, including our first locations in Costa Rica and Malaysia, and 14 Branded Menu Program outlets. Additionally, during the fiscal 2015 period, a master franchisee exercised an option to acquire the rights to develop franchised outlets throughout Mexico. During the fiscal 2014 period, twenty-six new franchised outlets opened, including eight locations in Moscow and six Branded Menu Program outlets.

Interest income was $137,000 in the fiscal 2015 period compared to $246,000 in the fiscal 2014 period, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

The insurance gain of $2,801,000 during the fiscal 2014 period represents the difference between insurance proceeds received and the historical net book value of assets destroyed at our Flagship Coney Island restaurant and demolition costs resulting from Superstorm Sandy (See Note N).

Other income of $65,000 in the fiscal 2015 period as compared to $56,000 in the fiscal 2014 period relates primarily to a sublease of a co-branded franchised restaurant.

Costs and Expenses

Overall, our cost of sales increased $7,539,000 to $49,097,000 in the fiscal 2015 period compared to $41,558,000 in the fiscal 2014 period. Our gross profit (representing the difference between sales and cost of sales) was $11,550,000 or 19.0% of sales during the fiscal 2015 period as compared to $10,445,000 or 20.1% of sales during the fiscal 2014 period. The margin decline was primarily due to the impact of higher average cost per pound of hot dogs for our Branded Product Program during the second and third quarters fiscal 2015.

Cost of sales in the Branded Product Program increased approximately $5,640,000 during the fiscal 2015 period compared to the fiscal 2014 period, primarily as a result of an approximately 17.7% increase in the average cost per pound of our hot dogs. During the fiscal 2015 period, the market cost of our hot dogs was approximately 17.0% higher than during the fiscal 2014 period. During the fiscal 2014 period, our purchase commitments yielded savings of approximately $198,000. During the fiscal 2014 period, approximately 17.3% of our product was purchased pursuant to our purchase commitments. The purchase commitments lowered our costs by approximately $0.014 per pound during the fiscal 2014 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. We have recently increased our selling prices to pass on these recent cost increases and expect to perform ongoing reviews based on market conditions, but there can be no assurance that we will be able to continue to increase our selling prices.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2015 period was $7,995,000 or 55.1% of restaurant sales, as compared to $6,365,000 or 55.2% of restaurant sales in the fiscal 2014 period due primarily to the impact of higher food costs. We have recently increased certain selling prices to pass on recent cost increases.

Restaurant operating expenses were $3,138,000 in the fiscal 2015 period compared to $2,432,000 in the fiscal 2014 period. The increase in restaurant operating costs results primarily from the different number of months that the Coney Island and Yonkers restaurants operated in the two fiscal periods. During the fiscal 2014 period, the Coney Island restaurant operated for approximately thirty-one weeks and the Yonkers restaurant operated for approximately six weeks. Incremental costs were approximately $441,000 during fiscal 2015, as compared to the closed periods during fiscal 2014. In connection with our October 2013 insurance renewal, we incurred a significant increase in insurance costs, primarily property insurance, due to the impact of Superstorm Sandy on the insurance marketplace. Utility costs of the three restaurants operating for comparative periods increased by approximately 10.7% from the fiscal 2014 period to the fiscal 2015 period. We continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $985,000 in the fiscal 2015 period compared to $845,000 in the fiscal 2014 period. This increase is primarily attributable to the increased depreciation from the investments made in the Coney Island and Yonkers restaurants. We expect to incur approximately $350,000 and $130,000 of depreciation expense per annum in connection with the redevelopment of the Coney Island and Yonkers restaurants, respectively.

General and administrative expenses increased $42,000 or 0.5% to $8,561,000 in the fiscal 2015 period as compared to $8,519,000 in the fiscal 2014 period. The increase in general and administrative expenses was primarily due to increased compensation costs, including stock-based compensation and payroll related taxes of $253,000, higher insurance costs of $52,000 partially offset by lower marketing and associated expenses of $143,000 and professional fees of $46,000.

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

Provision for Income Taxes

In the fiscal 2015 period, the income tax provision was $7,027,000 or 40.9% of earnings before income taxes compared to $4,598,000 or 39.3% of income before income taxes in the fiscal 2014 period. Nathan’s effective tax rate was reduced by 0.3% during the fiscal 2015 period and reduced by 0.8% during the fiscal 2014 period, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 41.2% for the fiscal 2015 period and 40.1% for the fiscal 2014 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $124,000 during the remainder of fiscal 2015. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 29, 2015 will be in the range of approximately 39.5% to 41.5%.

Off-Balance Sheet Arrangements

Nathan’s has not entered into any purchase commitments for hot dogs since the completion of its last purchase commitment in July 2013. Nathan’s did not have any open purchase commitments for hot dogs outstanding as of December 28, 2014. In connection with the upcoming relocation of the Oceanside restaurant, Nathan’s has entered into construction contracts of approximately $700,000 in October 2014, which it expects will be completed within six months. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at December 28, 2014 aggregated $34,537,000, a $12,460,000 increase during the fiscal 2015 period compared to cash and cash equivalents of $22,077,000 at March 30, 2014. At December 28, 2014, marketable securities were $6,819,000 compared to $11,187,000 at March 30, 2014 and net working capital increased to $44,491,000 from $35,378,000 at March 30, 2014.

Cash provided by operations of $10,514,000 in the fiscal 2015 period is primarily attributable to net income of $10,166,000 and other non-cash operating items of $1,827,000, reduced by changes in other operating assets and liabilities of $1,479,000. Accounts and other receivables, net of insurance proceeds received, increased $2,589,000 due primarily to increased sales from our Branded Product Program, temporary advances to our advertising fund and higher license royalties from John Morrell & Co. The decrease in prepaid expenses and other current assets of $1,499,000 primarily relates to the utilization of prepaid income taxes at March 30, 2014 against Nathan’s estimated income tax payments for the fiscal 2015 period.

Cash provided by investing activities was $3,404,000 in the fiscal 2015 period. We received cash proceeds of $6,620,000 from the maturity of available-for-sale securities. We purchased available-for-sale securities of $2,521,000. We incurred capital expenditures of $695,000 in connection with our Branded Product Program and select restaurant improvements. We expect to incur capital spending of approximately $1,300,000 in connection with the relocation of our Company-owned restaurant in Oceanside, New York during the remainder of the current fiscal year.

Cash used in financing activities of $1,458,000 in the fiscal 2015 period relates to the Company’s purchase of 37,661 shares of its common stock at a cost of $1,916,000 during the fiscal 2015 period. Additionally, the Company paid $825,000 for the payment of withholding tax on the net share settlement exercise of share-based compensation plans. Nathan’s expects to realize tax benefits associated with employee stock option exercises of $1,061,000 and also received proceeds from the exercise of employee stock options of $222,000.

During the period from October 2001 through December 28, 2014, Nathan’s purchased 4,647,687 shares of its common stock at a cost of approximately $56,800,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase. As of December 28, 2014, the Company had repurchased 548,728 shares at a cost of $13,194,000 under the sixth stock repurchase plan.

On September 11, 2014, the Company and Mutual Securities, Inc. (“MSI”) amended its existing agreement to provide MSI with authorization on the Company’s behalf to purchase shares of the Company’s common stock, $.01 par value having a value of up to an additional $6,000,000, which purchases could commence on September 24, 2014. The agreement with MSI was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended to assist the Company in implementing its previously announced stock purchase plans.

An aggregate of 251,272 shares can still be purchased under Nathan’s existing stock buy-back program, as of December 28, 2014. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at December 28, 2014 aggregating $34,537,000, and marketable securities of $6,819,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. We may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan. Since March 26, 2007, to date, we have repurchased 2,756,587 shares at a total cost of approximately $49,642,000, reducing the number of shares then-outstanding by 45.8%.

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

At December 28, 2014, we subleased to franchisees three properties we lease from third parties. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

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

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity (in thousands):

		Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$3,289	$1,489	$1,200	$400	$200
Operating Leases (a)	16,173	1,587	3,266	3,298	8,022
Gross Cash Contractual Obligations	19,462	3,076	4,466	3,698	8,222
Sublease Income	2,749	282	518	532	1,417
Net Cash Contractual Obligations	$16,713	$2,794	$3,948	$3,166	$6,805

a)

Nathan’s has entered into agreements to terminate its lease for the existing Oceanside restaurant and relocate to a smaller restaurant in the same area. The existing restaurant closed in January 2015 and we expect to commence operations of the new Oceanside restaurant in March 2015. We estimate that we will incur approximately $1,300,000 in connection with the redevelopment of our Oceanside restaurant this year.

b)

At December 28, 2014, the Company had unrecognized tax benefits of $315,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $64,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not possible.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. We continue to experience unprecedented increases in the cost of beef. The market price of hot dogs during the fiscal 2015 period was approximately 17.0% higher than the fiscal 2014 period. The market price of hot dogs during fiscal 2014 was approximately 7.4% higher than fiscal 2013. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2015. Beef prices continue to be extremely volatile due to the supply constraints, as a result of the lingering effect of the drought in the Midwest during 2012. Beginning January 2008, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. Our last purchase commitment was completed in July 2013 and to date we have not entered in any new purchase commitments for beef. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

In March 2010, the Federal government passed new legislation to reform the U.S. health care system. As part of the plan, employers will be expected to provide their employees that work more than 30 hours per week with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we may be forced to expand healthcare coverage in 2015 or incur new penalties beginning January 2015 which may increase our health care costs.

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. The New York State minimum wage increased to $8.00 on December 31, 2013 and $8.75 on December 31, 2014, and will increase to $9.00 per hour on December 31, 2015. The impact of the December 31, 2014 New York minimum wage increase on the Company amounted to a 6.9% average salary increase for our employees that were affected. There have been recent protests in New York and other municipalities relating to compensation at fast food restaurants. In Governor Cuomo’s State of The State address, he also called for an increase in New York State’s minimum wage to $10.50 per hour throughout New York State and $11.50 per hour in New York City. Mayor DeBlasio, of the City of New York, had previously stated that New York City should have additional increases in the minimum wage. We estimate that the recent increase in minimum wage has the potential to increase our restaurant cost of sales by approximately 80 bps if prices remain the same. Although we only operate five Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 28, 2014, Nathan’s cash and cash equivalents aggregated $34,537,000. Earnings on this amount of cash and cash equivalents would increase or decrease by approximately $86,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 28, 2014, the market value of Nathan’s marketable securities aggregated $6,819,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value. As additional notes mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $17,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at December 28, 2014 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$6,818	$6,818	$6,819	$6,819	$6,827	$6,835	$6,844

Borrowings

At December 28, 2014, we had no outstanding indebtedness. If we were to borrow money in the future, such borrowings would be based upon the then-prevailing interest rates. We do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. We continue to experience unprecedented increases in the cost of beef. The market price of hot dogs during the fiscal 2015 period was approximately 17.0% higher than the fiscal 2014 period. The market price of hot dogs during fiscal 2014 was approximately 7.4% higher than fiscal 2013. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2015. Beef prices continue to be extremely volatile due to the supply constraints, as a result of the lingering effect of the drought in the Midwest during 2012. Beginning January 2008, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. Our last purchase commitment was completed in July 2013 and to date we have not entered in any new purchase commitments for beef. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets. A short-term increase or decrease of 10% in the cost of our food and paper products for the thirty-nine weeks ended December 28, 2014 would have increased or decreased our cost of sales by approximately $4,399,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A recent ruling and complaint filed by the general counsel of the National Labor Relations Board could, if upheld, make us liable for violations of overtime, wage or union-organization violations by our franchisees.

On July 29, 2014, the general counsel of the National Labor Relations Board ruled that McDonald’s could be held jointly liable for labor and wage violations by its franchise operations. Subsequently on December 19, 2014, the National Labor Relations Board issued complaints naming McDonald’s Corp. as a “joint employer” at its franchisees. While we believe McDonald’s will seek to dismiss these complaints, to the extent that the complaints are not dismissed and the National Labor Relations Board prevails in litigation and is deemed applicable to other businesses with a significant number of franchises such as Nathan’s, we could be held partly liable in cases of overtime, wage or union-organizing violations. By making us partly liable, the complaint, if upheld and ultimately applied to Nathan’s, could among other things give employees of our franchisee’s restaurants and labor unions leverage to make it easier to unionize employees at these restaurants and to request that Nathan’s have its franchisees raise wages. Unionization and a significant increase in wages at our franchisees could make it more difficult to operate a Nathan’s franchised restaurant. A decrease in profitability at our franchisee’s restaurants or the closing of a significant number of franchised restaurants could significantly impact our business and our business could also be significantly impacted if the National Labor Relations Board seeks to bring an action against Nathan’s as a “joint employer” is ultimately applied to Nathan’s and our liability for labor and wage violations increases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

10.1	Amendment to 10b5-1 Issuer Repurchase Instructions (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report filed on Form 8-K dated September 11, 2014).

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 6, 2015	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2015	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

10.1	Amendment to 10b5-1 Issuer Repurchase Instructions (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report filed on Form 8-K dated September 11, 2014).

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith