Form 10-K
period 2015-03-29
NATHANS FAMOUS INC
filed 2015-06-12
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2015

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 26, 2014 - was approximately $208,235,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

As of June 9, 2015, there were outstanding 4,583,498 shares of Common Stock, par value $.01 per share.

     DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes”, “expects”, “projects”, “may”, “would”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this Form 10-K are based upon information available to us on the date of this Form 10-K.

Item 1.       Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treacher’s Corp. References to the fiscal 2015 period mean the fiscal year ended March 29, 2015 and references to the fiscal 2014 period mean the fiscal year ended March 30, 2014. In addition, references to the Notes or the Senior Secured Notes refer to the $135,000,000 10.000% Senior Secured Notes due 2020.

We are a leading branded licensor, wholesaler and retailer of products marketed under our Nathan’s Famous brand, including our popular Nathan’s World Famous Beef Hot Dogs. What began as a nickel hot dog stand on Coney Island in 1916 has evolved into a highly recognized brand throughout the United States and the world. Our innovative business model seeks to maximize the points of distribution for and the consumption of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and our other products across a wide-range of grocery retail and foodservice formats. Our products are currently marketed for sale in approximately 53,000 locations, including supermarkets, mass merchandisers and club stores, selected foodservice locations and our Company-owned and franchised restaurants throughout the United States and in eleven foreign territories and countries. The Company considers itself to be in the foodservice industry, and has pursued co-branding initiatives. Our major channels of distribution are as follows:

●

Operating quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, and a variety of other menu offerings, which operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant which opened in 1916.

●

Our Franchise program, including the Branded Menu Program. Our franchised restaurant operations are comprised predominately of our Nathan’s Famous concept, which features a menu consisting of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages as well as other items. We earn royalties on restaurant sales at these franchise locations. In addition to our traditional franchised restaurants, we enable approved foodservice operators to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings and a limited menu of other Nathan’s products through our Branded Menu Program (“BMP”). We earn royalties on Nathan’s products purchased by our BMP franchise operators.

●

The Branded Product Program provides foodservice operators in a variety of venues the opportunity to capitalize on our Nathan’s Famous brand by marketing and selling certain Nathan’s Famous hot dog products. We believe that the program has broad appeal to foodservice operators due to its flexibility to deliver our products to a wide variety of distribution channels. In conjunction with the program, operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s point of purchase materials. Unlike our licensing and franchise programs, we do not generate revenue from royalties, but rather by selling our hot dog products either directly to the foodservice operators or to various foodservice distributors who provide the products to foodservice operators.

●

Our licensing program contracts with certain third parties to manufacture, distribute, market and sell a broad variety of Nathan’s Famous branded products including our hot dogs, sausages, frozen French fries and additional products through retail grocery channels within the United States. As of March 29, 2015, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 39,000 supermarkets, mass merchandisers and club stores including Kroger, Publix, ShopRite, Walmart, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in 50 states. We earn revenue through royalties on products sold by our licensees.

●

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

Our brand is widely recognized by virtue of our long history and broad geographic footprint, which allows us to enjoy high consumer awareness in the United States and abroad and allows us the ability to grow in markets and channels where the brand is known but has not yet achieved optimal market penetration. We believe that our highly visible brand and reputation for high quality products have allowed us to expand our food offerings beyond our signature hot dogs and command a price premium across our portfolio of products. Over time, we have expanded menu options so that our Company-owned restaurants and franchisees can supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices. We have also developed a portfolio of licensed products for sale at retail and grocery locations. We seek to maintain the same quality standard with each of our supplemental menu items and licensed products as we do with our core hot dog and French fries menu. We intend to continue to leverage our highly recognized global brand and iconic products to introduce new products into our existing distribution network, open new points of distribution and grow our overall sales. We believe that there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

In recent years, our primary focus has been to expand the market penetration of the Nathan’s Famous brand. Specifically, we have sought to increase the number of points of brand representation and grow product sales throughout our various channels of distribution. In this regard, we have concentrated our efforts on:

●	expanding the number of foodservice locations and distributors participating in the Nathan’s Famous Branded Product Program;

●

expanding the number of domestic franchised Nathan’s Famous restaurant units through the opening of new and innovative types of locations, including the Branded Menu Program, as well as continuing to develop master franchising programs in foreign countries;

●	expanding our licensing programs for packaged Nathan’s Famous products through new product introductions and geographic expansion; and

●	continuing to profitably operate our iconic Company-owned restaurants, and may opportunistically invest in Company-owned restaurant expansion.

As a result of our efforts to expand the Nathan’s Famous brand, as of March 29, 2015:

●	our Nathan’s Famous restaurant system consisted of 296 franchised units and five Company-owned units (including one seasonal unit) located in 27 states, the Cayman Islands, and ten foreign countries;

●

our Nathan’s Famous Branded Product Program distributes our Nathan’s World Famous Beef Hot Dogs throughout all 50 states, the District of Columbia, Puerto Rico, Canada, the US Virgin Islands, Guam and Mexico; and

●	Nathan’s Famous packaged hot dogs and other products continued to be offered for sale within approximately 39,000 supermarkets and club stores in 50 states.

Our revenues are generated primarily from sales of products sold through our Branded Product Program and within our Company-owned restaurants, as well as royalties from our licensing activities and the royalties, fees and other sums we earn from our franchising activities.

We plan to expand the scope and market penetration of our Branded Product and Branded Menu Programs, further develop the restaurant operations of existing Nathan’s Famous franchised and Company-owned outlets, open new Nathan’s Famous franchised outlets in traditional or captive market environments and expand the Nathan’s Famous retail licensing programs. We also plan to further expand our international presence through our franchise, and retail licensing programs. We may also selectively consider opening new Company-owned restaurants.

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

Restaurant Operations

Currently, our restaurant operations are comprised predominantly of Nathan’s Famous restaurants, which have been co-branded with Arthur Treacher’s and Kenny Rogers Roasters menu items in 48 and 25 units, respectively.

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

Nathan’s World Famous Beef Hot Dogs are flavored with its secret blend of spices provided by Ida Handwerker in 1916, which historically have distinguished Nathan’s World Famous Beef Hot Dogs. Our hot dogs are prepared and served in accordance with procedures which have not varied significantly in more than 98 years in our Company-owned and franchised restaurants. Our signature crinkle-cut French fries, cooked in 100% trans-fat-free oil, are featured at each Nathan’s restaurant. We believe the majority of sales in our Company-owned units consist of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.

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

Kenny Rogers Roasters

We have the right to use the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the Nathan’s Famous restaurants existing at April 23, 2008, where the Kenny Rogers products had already been introduced.

Franchise Operations

At March 29, 2015, our Nathan’s franchise system, including our Branded Menu Program, consisted of 296 units operating in 27 states, the Cayman Islands, and ten foreign countries.

Our franchise system includes among its 145 franchisees such well-known companies as HMS Host, Compass Group USA, Inc., Gourmet Dining Services, Inc., CulinArt, National Amusements, Inc., Hershey Entertainment & Resorts Company, Six Flags Theme Parks, Brusters Real Ice Cream and K-Mart. We continue to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During our fiscal year ended March 29, 2015, no single franchisee accounted for over 10% of our consolidated revenue. At March 29, 2015, HMS Host operated 17 franchised outlets, including 3 units at airports, 13 units within highway travel plazas and one unit within a mall. Additionally, at March 29, 2015, HMS Host operated 49 locations featuring Nathan’s products pursuant to our Branded Product Program. At March 29, 2015, there were also 35 Kmart locations and 31 Brusters Real Ice Cream shops selling Nathan’s products under our Branded Menu Program.

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

We offer various management-training courses for management personnel of Company-owned and franchised Nathan’s Famous restaurants. A restaurant manager from each restaurant must successfully complete our mandated management-training program. We also offer additional operations and general management training courses for all restaurant managers and other managers with supervisory responsibilities. We provide standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs. We also provide ongoing advice and assistance to franchisees. We meet with our franchisees to discuss upcoming marketing events, menu development and other topics, each of which is designed to provide individual restaurant and system-wide benefits.

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us to be applied on a system-wide basis. We regularly monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal 2015 period, franchisees opened 23 new Nathan’s Famous franchised units in the United States (including 17 Branded Menu Program units), and 13 units internationally.

A franchisee who desires to open multiple units in a specific territory within the United States may enter into an area development agreement under which we would expect to receive an area development fee based upon the number of proposed units which the franchisee is authorized to open. We may also grant exclusive territorial rights in foreign countries for the development of Nathan’s units based upon compliance with a predetermined development schedule. Additionally, we may further grant exclusive manufacturing and distribution rights in foreign countries, and we may require an exclusivity fee to be conveyed for such exclusive rights.

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

As of March 29, 2015, the Nathan’s Branded Menu Program was comprised of 119 outlets, which included 35 Nathan’s Famous Branded Products within K-Marts and 31 Nathan’s Famous Branded Products within Brusters Real Ice Cream shops, a premium ice cream franchisor headquartered in Western Pennsylvania with approximately 185 company-owned and franchised ice cream shops located largely in the southeast United States.

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

As of March 29, 2015, Arthur Treacher’s co-branded operations were included within 48 Nathan’s Famous restaurants. Historically, our primary intention was to continue including co-branded Arthur Treacher’s operations within our Nathan’s Famous restaurants and explore alternative distribution channels for Arthur Treacher’s products. The Branded Menu Program was extended on an opportunistic basis to include certain Arthur Treacher’s products to Nathan’s operators. During fiscal 2014, we entered into our first Arthur Treacher’s Branded Menu Program agreement allowing non-Nathan’s restaurants to market the Arthur Treacher’s products. The development agreement provides for up to 55 locations in the Rochester, New York area. The agreement requires opening fees be conveyed to Nathan’s in addition to ongoing royalties based on the proprietary products purchased. The first location opened on March 9, 2014 and six new locations opened during the year ended March 29, 2015. We may seek to expand the opportunity for an Arthur Treacher’s Branded Menu Program in the future.

Company-owned Nathan’s Restaurant Operations

As of March 29, 2015, we operated five Company-owned Nathan’s units, including one seasonal location, in New York. Our Coney Island flagship location was rebuilt and re-opened on May 20, 2013 after suffering severe damage as a result of Superstorm Sandy on October 29, 2012. Our Yonkers location, was down-sized, and re-opened on November 18, 2013 pursuant to its new lease, after being closed for renovation since November 2012 and our Oceanside restaurant was also relocated and downsized and re-opened on March 25, 2015, after being closed for approximately three months for relocation. Our Company-owned restaurants range in size from approximately 2,650 square feet to 10,000 square feet and have seating to accommodate between 60 and 125 customers. These restaurants are open seven days a week on a year-round basis and are designed to appeal to consumers of all ages. In March 2012, we relocated our seasonal Coney Island Boardwalk restaurant to a more prominent location. We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards.

Three of our Company-owned restaurants have contemporary service areas, seating, signage, and general decor. Our Coney Island restaurant, which first opened in 1916, remains unique in its presentation and operations.

Our Company-owned restaurants typically carry a broader selection of menu items than our franchise restaurants and generally attain sales levels higher than the average of our newer franchise restaurants. The items offered at the Company-owned restaurants, other than the core menu, tend to have lower margins than the core menu.

International Development

As of March 29, 2015, Nathan’s Famous franchisees operated 62 units in ten foreign countries, and the Cayman Islands. During the fiscal 2015 period we opened 13 new units internationally, including our first three units in Costa Rica and first unit in Malaysia pursuant to new development agreements. Additionally, we opened 6 units in Russia, and one unit in each of Mexico, Turkey and the Dominican Republic pursuant to existing development agreements.

As of March 29, 2015, we have executed a Master Franchise Agreement and a Retail Distribution Agreement for the Republic of Panama and have received a non-refundable fee of $150,000.We have also executed a Letter of Intent to enter into a Master Development Agreement for the Commonwealth of Australia and received a non-refundable deposit of $50,000. We will seek to continue granting exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, and we expect to require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally through the use of master franchising agreements based upon individual or combined use of our existing restaurant concepts and for the distribution of Nathan’s products.

Following is a summary of our international operations for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013: See Item 1A-“Risk Factors.”

	March 29,	March 30,	March 31,
	2015	2014	2013
Total revenue	$3,430,000	$3,531,000	$3,044,000
Gross profit (a)	$1,186,000	$1,765,000	$1,193,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 29, 2015 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Alabama	-	1	1
Arizona	-	1	1
California	-	1	1
Connecticut	-	5	5
Florida	-	26	26
Georgia	-	17	17
Illinois	-	1	1
Kentucky	-	3	3
Maryland	-	3	3
Massachusetts	-	7	7
Michigan	-	4	4
Missouri	-	1	1
Mississippi	-	1	1
Nevada	-	12	12
New Hampshire	-	1	1
New Jersey	-	35	35
New Mexico	-	2	2
New York	5	75	80
North Carolina	-	2	2
Ohio	-	4	4
Pennsylvania	-	16	16
Rhode Island	-	1	1
South Carolina	-	8	8
Tennessee	-	2	2
Texas	-	3	3
Vermont	-	1	1
Virginia	-	1	1
Domestic Subtotal	5	234	239

International Locations	Company	Franchise (1)	Total (1)

Canada	-	1	1
Cayman Islands	-	1	1
Costa Rica	-	3	3
Dominican Republic	-	6	6
Egypt	-	1	1
Jamaica	-	2	2
Kuwait	-	9	9
Malysia	-	1	1
Mexico	-	3	3
Russia	-	34	34
Turkey	-	1	1
International Subtotal	-	62	62
Grand Total	5	296	301

(1)	Amounts include 119 units operated pursuant to our Nathan’s and Arthur Treacher’s Branded Menu Programs. Units operating pursuant to our Branded Product Program are excluded.

Branded Product Program

Through the Branded Product Program, Nathan’s provides qualified foodservice operators in a variety of venues the opportunity to capitalize on Nathan’s valued brand by marketing and selling primarily Nathan’s Famous hot dog products. We believe that the program is unique in its flexibility and broad appeal. Hot dogs are offered in a variety of sizes and even come packaged with buns for vending machine use. In conjunction with the program, the operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s point of purchase materials. We earn income by selling our products either directly to the end users or to various foodservice distributors who provide the products to retailers.

As of March 29, 2015, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico. During the fiscal 2015 period, we continued to open many new locations offering Nathan’s branded products. Today, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s and Cheesecake Factory, national movie theater chains such as Regal Entertainment and National Amusements, casino hotels such as Foxwoods Casino in Connecticut and convenience store chains such as Speedway, and Race Trac. The Branded Products Program also continued its representation in professional sports arenas with Nathan’s World Famous Beef Hot Dogs now being served in stadiums and arenas that host the New York Yankees, New York Mets, Brooklyn Nets, New Jersey Devils and Dallas Cowboys.

Additionally, our products are offered in numerous other foodservice operations including cafeterias, snack bars and vending machines located in many different types of outlets and venues, including airports, highway travel plazas, colleges and universities, gas and convenience stores, military installations and Veteran’s Administration hospitals throughout the country.

Nathan’s expects to continue to seek out and evaluate a variety of alternative means designed to maximize the value of our Branded Product Program.

Expansion Program

We expect that our retail licensing program will continue to grow centered around our new licensing program with John Morrell & Co. John Morrell brings additional sales and marketing resources to our brand through its national scale, broad distribution platform, strong retail relationships and research and development infrastructure capable of developing and introducing attractive new products. As a result of our partnership with John Morrell, we expect Nathan’s Famous products to further penetrate the grocery, mass merchandising and club channels by expanding points of distribution in targeted, underpenetrated regions and through the development of new products. John Morrell expects to leverage this relationship with full-scale marketing efforts, both inside and outside of stores, highlighted by exciting customer events including our NASCAR Sprint Cup Series sponsorship with Richard Petty Motorsports and brand representation and support at numerous Hot Dog Eating Contest Qualifying Events. Additionally, John Morrell & Co. will continue its mobile marketing tour throughout the year, whereby merchandising trucks will be making over 200 scheduled stops at supermarkets throughout the country and certain Hot Dog Eating Contests to bring the Nathan’s / Coney Island experience to new markets. We expect to continue our relationship with Kaboom as we prepare to celebrate our 100th anniversary in 2016.

We expect to continue the growth of our Branded Product Program through the addition of new points of sale. We believe that the flexible design of the BPP makes it well-suited for sales to all segments of the broad foodservice industry. We intend to keep targeting sales to a broad line of food distributors, which we believe compliments our continuing focus on sales to various foodservice retailers. We continue to believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

We will seek to market our franchise restaurant program to large, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

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

Co-branding

We believe that there is a continuing opportunity for co-branding of our restaurant concept and/or menu items with other restaurant concepts, as well as within our restaurant system as new franchise opportunities are developed. Franchisees that have co-branded a Nathan’s Famous restaurant with our other brands received a then-current Uniform Franchise Offering Circular (“UFOC”) or Franchise Disclosure Document (“FDD”) and executed a participation agreement as a rider to their franchise agreement. We initially implemented our co-branding strategy within the Nathan’s Famous restaurant system by adding the Arthur Treacher’s and Kenny Rogers Roasters brands into Nathan’s Famous restaurants. Upon the sale of Kenny Rogers Roasters in April 2008, we discontinued co-branding that brand within new restaurants in the Nathan’s Famous system. We have continued our co-branding effort with the Arthur Treacher’s brand with new and existing Nathan’s Famous franchisees and expect to do so in the future. During fiscal 2015, we continued to expand our Arthur Treacher’s co-branding efforts beyond the Nathan’s restaurant system, by marketing the Branded Menu Program to a multi-unit restaurant operator who opened six units during the year ended March 29, 2015 and intends to further expand this program in the next fiscal year. We may seek to further explore opportunities to co-brand the Arthur Treacher’s brand to other multi-unit foodservice operators in the future.

At March 29, 2015, the Arthur Treacher’s brand was being sold within 48 Nathan’s restaurants and the Kenny Rogers Roasters brand was being sold within 25 Nathan’s restaurants. We have the right to sell Kenny Rogers products in our Nathan’s locations existing prior to May 2008 and to receive the revenue from those sales.

We believe that our diverse brand offerings complement each other, which has enabled us to market franchises of co-branded units and continue co-branding within our franchised units. We also believe that our various restaurants’ products provide us with strong lunch and dinner day-parts as well as snacking occasions.

We believe that a multi-branded restaurant concept offering strong lunch and dinner day-parts is appealing to both consumers and potential franchisees. Such restaurants are designed to allow the operator to increase sales and leverage the cost of real estate and other fixed costs to provide superior investment returns as compared to many restaurants that are single branded.

Licensing Program

Commencing March 2, 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc., replaced SMG, Inc. as Nathan’s primary licensee. Pursuant to the Agreement, John Morrell & Co., for a term of 18 years has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The Agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties of at least $10 million in the first year of the term and which minimum guaranteed royalties increase annually throughout the term. The prior agreement with SMG (the “SMG License Agreement”) provided for royalties ranging between 3% and 5% of sales. The percentage varied based on sales volume, with escalating annual minimum royalties. Nathan’s earned royalties of approximately $14,367,000 in fiscal 2015 and $5,147,000 in fiscal 2014. We earned $4,600,000 pursuant to the SMG License Agreement during fiscal 2014 through the date of expiration. While we believe our future operating results will continue to be beneficially impacted by the terms and conditions of the new agreement with John Morrell & Co., as compared to the terms and conditions of the previous agreement with SMG, there can be no assurance thereof (See Item 1A - “Risk Factors”).

For nine years, John Morrell & Co. has licensed from us the right to manufacture and sell branded hot dogs and sausages to selected foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,738,000 and $1,594,000 during the fiscal 2015 period and fiscal 2014 period, respectively.  The majority of these royalties were earned from one account.  Effective March 2, 2014, this arrangement is governed by our new license/supply agreement with John Morrell & Co.

As of March 29, 2015, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 39,000 supermarkets, mass merchandisers and club stores including Kroger, Publix, ShopRite, Walmart, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in 50 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned from this agreement were approximately 89.4% of our fiscal 2015 period license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties. During fiscal 2015 and 2014, we earned $804,000 and $707,000, respectively, from this license. In the past, Newly Weds Foods, Inc. provided Nathan’s with a secondary source of supply although they did not supply any spices during fiscal 2015. Through this agreement, we are able to control the manufacture of all Nathan’s hot dogs.

During fiscal 2015, our licensee ConAgra Foods Lamb Weston, Inc. continued to produce and distribute Nathan’s Famous frozen French fries and onion rings for retail sale pursuant to a license agreement. These products were distributed within 36 states, primarily on the East Coast and in the South-West and West Coast during fiscal 2014. During fiscal 2015 and 2014, we earned royalties of $507,000 and $335,000, respectively, under this agreement. For the contract year ended in July 2014, we earned royalties of $62,000 in excess of the annual minimum. ConAgra Foods Lamb Weston, Inc. continues to seek to further expand its market penetration in the Eastern United States and in the Mid-West. ConAgra Foods Lamb Weston, Inc. previously exercised its second option to extend the license agreement through July 2018, pursuant to which the minimum royalties will increase 5% annually.

During fiscal 2015, we continued to license the right to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores. Royalties earned under this agreement were approximately $217,000 during fiscal 2015 and $340,000 during fiscal 2014. In connection with the extension of the agreement, we amended the license agreement reducing the minimum annual royalties to $225,000 for the contract year ending September 2014.

We also have licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” or “Arthur Treacher’s” name for the manufacture and sale of various products including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned from all of these products were approximately $309,000 during fiscal 2015 and $301,000 during fiscal 2014.

In fiscal 2012, we entered into a new license agreement with Inventure Foods, Inc. for the manufacture and sale of Nathan’s branded potato chips and three other salty snack products. Royalties earned under this agreement were approximately $69,000 during fiscal 2015 and $88,000 during fiscal 2014.

Provisions and Supplies

Effective March 2, 2014, Nathan’s World Famous Beef Hot Dogs have been primarily manufactured by John Morrell & Co. for sale by our Branded Product Program and at retail. Previously, John Morrell & Co. manufactured our proprietary hot dogs in connection with sales pursuant to our Branded Product Program. John Morrell & Co. and another hot dog manufacturer supply the hot dogs for our Company-operated and franchise-operated restaurants. All hot dogs are manufactured in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”). Saratoga Specialties produces Nathan’s proprietary spice formulations and we have, in the past, also engaged Newly Weds Foods, Inc. as an alternative source of supply. Our frozen crinkle-cut French fries have been produced exclusively by ConAgra Foods Lamb Weston, Inc. Beginning in fiscal 2013, we commenced a relationship with McCain Foods USA as a secondary source of supply of our frozen French fries for our restaurant system. During fiscal 2015, McCain Foods USA provided approximately 13.5% of our frozen crinkle-cut French fries. Most other Company provisions are purchased from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high quality items at competitive prices.

We utilize a unified source for the predominant distribution needs of our restaurant system pursuant to a national food distribution contract with US Foodservice, Inc. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement not only ensures availability of product but is more efficient and cost-effective than having multiple distributors for our restaurant system. Effective August 1, 2013, we entered into a new agreement with US Foodservice that expires on July 31, 2018. The terms and conditions are similar to their previous agreement. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Vistar / PFG and McLane.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, the Branded Menu Program, within supermarkets and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we have further penetrated the markets that we serve and have also entered new markets. We also derive further brand recognition from the Nathan’s Famous Hot Dog Eating Contests. In 2014, we hosted 13 regional contests at a variety of high profile locations such as New York New York Hotel and Casino, Las Vegas, NV, and Citifield, Queens, NY, as well as within the cities of St. Paul, MN, Savannah, GA, Houston, TX, Nashville, TN, Lincoln, NE, Cleveland, OH, and Boston, MA. In 2015, the qualifying tour will stop in four new cities. We are again holding contests at three NASCAR events including the annual Speed Street celebration in Charlotte, NC, Long Pond Speedway in the Poconos and Sonoma Raceway in northern California. Nathan’s held its’ first-ever qualifier at Busch Stadium prior to a St. Louis Cardinals Game in May 2014 and returned on May 16, 2015. Our first regional contest of 2015 took place in Florida on March 1st and will occur in 13 additional cities. These regional contests culminate on July 4th each year as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” In 2011, we introduced our first-ever women’s-only Hot Dog Eating Contest which included the top finishing female competitor from each qualifying regional contest. The regional contests typically garner significant amounts of local publicity and the national championship contest that is held on July 4th each year generates significant nationwide publicity. The national championship contest has been broadcast on ESPN since 2004.

Nathan’s and John Morrell & Co. participated together in running two 6-week radio campaigns during the summer of 2014. In 2015, John Morrell & Co. will run 2-week radio campaigns in support of certain promotions.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further our brand recognition. In addition to the branded signage opportunity, Nathan’s is given the opportunity to sell its Nathan’s World Famous Beef Hot Dog and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s Famous trade-dressed concession stands and as menu items that are served in suites and throughout seating areas. Some of Nathans’ current sports sponsorships include:

●	Professional Baseball: Yankee Stadium-New York Yankees, Citifield-New York Mets;

●	Professional Hockey and Basketball: The Barclays Center - Brooklyn Nets; The Prudential Center – New Jersey Devils; and The Scottrade Center – St. Louis Blues; and

●	Professional Football: MetLife Stadium-New York Giants and New York Jets and AT&T Stadium – Dallas Cowboys.

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

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.0% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund must be expended on local programs approved by us as to form, content and method of dissemination. Certain franchisees, including those operating pursuant to our Branded Menu Program are not obligated to contribute to the advertising fund. Vendors that supply products to our restaurant system also contribute to the advertising fund based upon purchases made by our franchisees and at Company-owned restaurants.

Throughout fiscal 2015, Nathan’s primary restaurant marketing emphasis continued to be focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.” We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

Nathan’s marketing efforts include the use of free-standing inserts with coupons in Sunday newspapers. During fiscal 2015 and fiscal 2014, our marketing activities continued with the use of free-standing inserts in addition to radio flights and use of a localized newsprint campaigns. During the fiscal 2015 period, we expanded our radio campaign and continued with the use of free-standing inserts. These newsprint campaigns typically reach more than eight million homes per insertion in the area surrounding more than 100 Nathan’s company-owned and franchised restaurants. These programs usually feature heavily discounted offers that are designed to attract customers to our restaurants. We monitor the results of these campaigns and have committed to additional campaigns in fiscal 2016.

The objective of our Branded Product Program has historically been to provide our foodservice operator customers with value-added, high quality products supported with high quality and attractive point of sale materials and other forms of operational support.

During fiscal 2015, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national, regional and local distributor trade shows. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests.

Most of the sales of new restaurant franchises to franchisees are achieved through the direct effort of Company personnel. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2016, we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We are currently continuing the process of upgrading our social media platforms by enhancing our corporate website and Facebook page and expanding the use of Twitter.

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

Alcoholic beverage control regulations require each restaurant that sells such products to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Two of our Company-owned restaurants offer beer or wine coolers for sale. Each of these restaurants has current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

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

Employees

At March 29, 2015, we had 228 employees, 42 of whom were corporate management and administrative employees, 26 of whom were restaurant managers and 160 of whom were hourly full-time and part-time foodservice employees. We may also employ approximately 150 – 200 seasonal employees during the summer months. Foodservice employees at three Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2017. Employees at a fourth location are represented by the same union pursuant to a different agreement that expires October 31, 2016. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 42 years.

We provide a training program for managers and assistant managers of our Company-owned and new franchised restaurants. Hourly food workers are trained on site by managers and crew trainers following Company practices and procedures outlined in our operating manuals.

Trademarks

We hold trademark and/or service mark registrations for NATHAN’S, NATHAN’S FAMOUS, NATHAN’S FAMOUS and design, NATHAN’S and Coney Island design, SINCE 1916 NATHAN’S FAMOUS and design, and THE ORIGINAL SINCE 1916 NATHAN’S FAMOUS and design within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in 72 international jurisdictions, including Canada and China. We also hold various related marks, FRANKSTERS, FROM A HOT DOG TO AN INTERNATIONAL HABIT, MORE THAN JUST THE BEST HOT DOG! and design, and Mr. Frankie design, for restaurant services and some food items.

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

Seasonality

Our business is affected by seasonal fluctuations, including the effects of weather and economic conditions. Historically, sales from Company-owned and franchised restaurants from which franchise royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth fiscal quarter typically representing the slowest period. This seasonality is primarily attributable to weather conditions in the marketplace for our Company-owned and franchised Nathan’s restaurants, which is principally the Northeast. We believe that future revenues and profits will continue to be highest during our first two fiscal quarters, with the fourth fiscal quarter representing the slowest period.

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

Our Agreement with John Morrell has resulted in a significant increase in our royalties compared to the royalties we derived from SMG and there can be no assurance that such increases will continue in the future or that we will achieve the cost savings we anticipate from the John Morrell agreement.

                We earned license royalties of approximately $14,367,000 in fiscal 2015 as compared to license royalties of $5,147,000 in fiscal 2014. The principal reason for this increase is the terms and conditions of our agreement with John Morrell as compared to the terms and conditions of our agreement with SMG. There can be no assurance that we will continue to derive the same increase in our license royalties in the future or that our future license royalties will be similar to our fiscal 2015 license royalties.

                In addition, we expect to achieve cost savings from the John Morrell Agreement but there can be no assurance that we will achieve the cost savings we anticipate.

                If (i) our license revenues decrease or increase only by a nominal amount in future years or (ii) we fail to achieve cost savings as a result of the John Morrell agreement, it would have a material adverse effect on our financial condition and results of operations.

Our agreement with SMG expired on March 1, 2014 and we entered into a new agreement with John Morrell which commenced on March 2, 2014. The risks associated with a change of our primary supplier have the potential to impact the operations and profitability of our licensing, BPP and restaurant businesses as well as our reputation.

Our agreement with SMG expired on March 1, 2014 and we entered into a new agreement with John Morrell to become our primary supplier / licensee commencing March 2, 2014. The risks associated with a change of our primary supplier / licensee could materially impact the operations and profitability of our licensing, BPP and restaurant businesses as well as our overall brand reputation. There are risks associated with changing a key supplier including whether we can successfully implement an orderly transition of the business to John Morrell and whether John Morrell will perform its obligations or have the same level of commitment to perform its obligations for the duration of the agreement. There are also certain risks associated with engaging John Morrell as the exclusive licensee including (i) whether we can maintain or improve the quality and consistency of our products that is expected by our customers (ii) whether John Morrell will have a sufficient supply of products available for our restaurant, foodservice and retail customers on a timely basis and (iii) whether John Morrell will deliver sales and marketing efforts at the retail level that are at least consistent with SMG.

While we believe that for the most part, we have been able to manage a transparent transition, the failure to provide the same or higher quality and consistency and/or implement an orderly transition of the business could adversely affect our reputation and results of operations of our licensing, BPP and restaurant businesses.

John Morrell currently has three manufacturing facilities producing different Nathan’s products and a long-term significant interruption of a primary facility could potentially disrupt our operations.

John Morrell currently has three manufacturing facilities producing different Nathan’s products. A temporary closure of any of the three plants could potentially cause a temporary disruption to our source of supply, potentially causing some or all of certain shipments to customers to be delayed. A longer-term significant interruption at any of these production facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis while John Morrell determined how to make up for any lost production capabilities, during which time we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect our business, results of operations and financial condition. Furthermore, a supply disruption might affect our brand in the eyes of consumers and the retail trade, which damage might negatively impact our overall business in general, which could result in a material adverse effect on our business, results of operations or financial condition.

The loss of one or more of our key suppliers could lead to supply disruptions, increased costs and lower operating results.

We have historically relied on one supplier for the majority of our hot dogs and another supplier for a majority of our supply of frozen French fries for our restaurant system. An interruption in the supply of product from either of these suppliers without our obtaining an alternative source of supply on comparable terms could lead to supply disruptions, increased costs and lower operating results.

During fiscal 2013, we entered into a new agreement with a secondary hot dog manufacturer that continues to also supply natural casing hot dogs for our restaurant business.

Additionally, a majority of the frozen crinkle-cut French fries sold through our franchised restaurants have been obtained from one supplier. Beginning in fiscal 2013, we began a relationship with a secondary source of supply of our frozen French fries for our restaurant system. During the fiscal years ended March 29, 2015 and March 30, 2014, McCain Foods USA supplied approximately 13.5% and 15%, respectively, of the frozen crinkle-cut French fries sold through our franchised restaurants.

In the event that the hot dog or French fry suppliers are unable to fulfill our requirements for any reason, including due to a significant interruption in its manufacturing operations, whether as a result of a natural disaster or for other reasons, such interruption could significantly impair our ability to operate our business on a day-to-day basis.

In the event that we are unable to find one or more alternative suppliers of hot dogs or French fries on a timely basis, there could be a disruption in the supply of product to Company-owned restaurants, franchised restaurants and BPP accounts, which would damage our business, our franchisees and our BPP customers and, in turn, negatively impact our financial results. In addition, any gap in supply to retail customers would result in lost royalty payments to us, which could have a significant adverse financial impact on our results of operations. Furthermore, any gap in supply to retail customers may damage our brand in the eyes of consumers and the retail trade, which damage might negatively impact our overall business in general and impair our ability to continue our retail licensing program.

Additionally, there is no assurance that any supplemental sources of supply would be capable of meeting our specifications and quality standards on a timely and consistent basis or that the financial terms of such supply arrangement will be as favorable as our present terms with our hot dog or French fry supplier, as the case may be.

Any of the foregoing occurrences may cause disruptions in supply of our hot dog or French fry products, as the case may be, damage our franchisees and our BPP customers, adversely impact our financial results and/or damage our brand.

We currently use US Foods, Inc. as the primary distributor for our Company-owned restaurants and the vast majority of our franchise system, including our BMP locations pursuant to a five-year contract.

We currently use US Foods, Inc. as the primary distributor for our Company-owned restaurants and the vast majority of our franchise system, including our BMP locations pursuant to a five-year contract. In December 2013, Sysco Corporation announced that it is seeking to acquire US Foods, Inc. The merger of these two national broad-line distributors would provide the combined entity with an estimated market share of 30% of foodservice distribution making it the single dominant distributor in the industry. This merger has the potential to significantly reduce competition for foodservice distribution. Both Sysco Corporation and US Foods, Inc. purchase significant amounts of product from our BPP. The merger has the potential to increase our cost of sales and use their combined size to negotiate lower selling prices of our BPP.

A significant amount of our licensing and BPP revenue is from a small number of licensees and BPP accounts. The loss of any one or more of those licensees or Branded BPP accounts could harm our profitability and operating results.

John Morrell accounted for approximately 93.9% and 34% of our licensing revenue for the fiscal 2015 period and fiscal 2014 period, respectively. SMG accounted for approximately 54% of our licensing revenue for the fiscal year ended March 30, 2014. John Morrell’s business is weighted towards one high volume user who is not sold pursuant to a formal agreement. As a result of the John Morrell Agreement, we expect that most of our license royalties will be earned from John Morrell for the foreseeable future. In the event that this licensee or any other significant licensee, or its customers, experience financial difficulties or is not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

In addition, for the fiscal 2015 period, approximately 73% of our BPP business is from seven accounts, including one account representing approximately 28% of the BPP business, with which we have relatively short-term contracts. In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

Our earnings and business growth strategy depends in large part on the success of our product licensees and product manufacturers. Our reputation and the reputation of our brand may be harmed by actions taken by our product licensees or product manufacturers that are otherwise outside of our control.

A significant portion of our earnings has come from royalties paid by our product licensees such as SMG, John Morrell and ConAgra Foods Lamb Weston, Inc., Saratoga Food Specialties, Inc., a wholly owned subsidiary of John Morrell, and Perfection Foods. Although our agreements with these licensees contain numerous controls and safeguards, and we monitor the operations of our product licensees, our licensees are independent contractors, and their employees are not our employees. Accordingly, we cannot necessarily control the performance of our licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture our products for retail distribution and our foodservice businesses, timely delivery of the licensed products, market the licensed products and assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming in the quality, quantity and/or timely delivery of a licensed product is likely to be attributed by consumers to an entire brand’s reputation, potentially adversely affecting our business, results of operations and financial condition. In addition, a licensee’s failure to effectively market the licensed products may result in decreased sales, which would adversely affect our business, results of operations and financial condition. Also, to the extent that the terms and conditions of any of these license agreements change or we change any of our product licensees, our business, results of operations and financial condition could be materially affected.

The quick-service restaurant business is highly competitive, and that competition could lower revenues, margins and market share.

The quick-service restaurant business of the foodservice industry is intensely competitive regarding price, service, location, personnel and type and quality of food. We and our franchisees compete with international, national, regional and local retailers primarily through the quality, variety and value perception of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. We anticipate competition will continue to focus on pricing. Many of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. For example, many of those competitors have adopted “value pricing” strategies intended to lure customers away from other companies, including our Company. Consequently, these strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors’ price reductions. Extensive price discounting in the quick-service restaurant business could have an adverse effect on our financial results.

In addition, we and our franchisees compete within the foodservice market and the quick-service restaurant business not only for customers but also for management and hourly employees and qualified franchisees. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

Changes in economic, market and other conditions could adversely affect us and our franchisees, and thereby our operating results.

The quick-service restaurant business is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, higher costs for each of food, labor, benefits and utilities, the availability and cost of suitable sites, fluctuating insurance rates, state and local regulations and licensing requirements, legal claims, and the availability of an adequate number of qualified management and hourly employees also affect restaurant operations and administrative expenses. Our ability and our franchisees’ ability to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds.

Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all, which may reduce our revenue.

The success of any restaurant depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. If we and our franchisees cannot obtain desirable additional and alternative locations at reasonable prices, our results of operations would be adversely affected.

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

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to our brand’s reputation and affect sales and profitability. Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick-service restaurant business and could in the future affect our business as well. Our brand’s reputation is an important asset to the business; as a result, anything that damages our brand’s reputation could immediately and severely hurt systemwide sales and, accordingly, revenue and profits. If customers become ill from food-borne illnesses or food tampering, we could also be forced to temporarily close some, or all, restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect system sales on a local, regional or systemwide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of our or our franchisees’ restaurants, could materially harm our business, results of operations and financial condition.

Additionally, we may be subject to liability if the consumption of any of our products causes injury, illness, or death. A significant product liability judgment or a widespread product recall may negatively impact our sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Injury to our brand’s reputation would likely reduce revenue and profits.

Negative publicity, including complaints on social media platforms and other internet-based communications, could damage our reputation and harm our guest traffic, and in turn, negatively impact our business, financial condition, results of operations and prospects.

There has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that allow individuals to access a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our business and products may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms could also be used for dissemination of trade secret information, compromising valuable Company assets. In sum, the dissemination of information online, regardless of its accuracy, could harm our business, financial condition, results of operations and prospects, as well as our ability to satisfy our obligations under the Notes.

Changing health or dietary preferences may cause consumers to avoid products offered by us in favor of alternative foods.

The foodservice industry is affected by consumer preferences and perceptions. Reports of the use of hormones, antibiotics or pesticides in the production of certain food products may cause consumers to reduce or avoid consumption of such food products. If prevailing health or dietary preferences, perceptions and governmental regulation cause consumers to avoid the products we offer in favor of alternative or healthier foods, demand for our products may be reduced and our business could be harmed.

We are subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation, damage our corporate reputation or the reputation of our brands and lower profits.

We and our franchisees are subject to various federal, state and local laws, rules or regulations affecting our businesses. To the extent that the standards imposed by local, state and federal authorities are inconsistent, they can adversely affect popular perceptions of our business and increase our exposure to litigation or governmental investigations or proceedings. We may be unable to manage effectively the impact of new, potential or changing regulations that affect or restrict elements of our business. The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations. There can be no assurance that we and our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants which could delay the opening of such restaurants in the future. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Federal Americans with Disabilities Act of 1990. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and accordingly our reputation could be harmed.

Injury to us or our brand’s reputation would, in turn, likely reduce revenue and profits. In addition, difficulties or failures in obtaining any required licenses or approvals could delay or prevent the development or opening of a new restaurant or renovations to existing restaurants, which would adversely affect our revenue.

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among quick-service restaurants. As a result, we may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses. The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with our franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect our reported results of operations, which could cause our stock price to fluctuate or decline.

We may not be able to adequately protect our intellectual property, which could decrease the value of our business or the value of our brands and products.

The success of our business depends on the continued ability to use existing trademarks, service marks and other components of each of our brands in order to increase brand awareness and further develop branded products. We may not be able to adequately protect our trademarks, and the use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. All of the steps we have taken to protect our intellectual property may not be adequate.

We have registered or applied to register many of our trademarks and service marks both in the United States and in foreign countries. Because of the differences in foreign trademark laws, our trademark rights may not receive the same degree of protection in foreign countries as they would in the United States. We also cannot assure you that our trademark and service mark applications will be approved. In addition, third parties may oppose our trademark and service mark applications, or otherwise challenge our use of the trademarks or service marks. In the event that our trademarks or service marks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our marks, or that we will have adequate resources to enforce our trademarks or service marks.

We also license third party franchisees and other licensees to use our trademarks and service marks. We enter into franchise agreements with our franchisees and license agreements with other licensees which govern the use of our trademarks and service marks. Although we make efforts to police the use of our trademarks and service marks by our franchisees and other licensees, we cannot assure you that these efforts will be sufficient to ensure that our franchisees and other licensees abide by the terms of the trademark licenses. In the event that our franchisees fail to do so, our trademark and service mark rights could be diluted.

Our earnings and business growth strategy depends in large part on the success of our restaurant franchisees and on new restaurant openings. Our corporate reputation or brand reputation may be harmed by actions taken by restaurant franchisees that are otherwise outside of our control.

A significant portion of our earnings comes from royalties, fees and other amounts paid by our restaurant franchisees. The opening and success of franchised restaurants depends on various factors, including the demand for our franchises and the selection of appropriate franchisee candidates, the availability of suitable restaurant sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing and the financial and other capabilities of our franchisees and area developers. We cannot assure you that area developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot assure you that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. Our franchisees are independent contractors, and their employees are not our employees. We provide training and support to, and monitor the operations of, our franchisees, but the quality of their restaurant operations may be diminished by any number of factors beyond our control. Consequently, the franchisees may not successfully operate their restaurants in a manner consistent with our high standards and requirements, and franchisees may not hire and train qualified managers and other restaurant personnel. Any operational shortcoming of a franchised restaurant is likely to be attributed by consumers to an entire brand or our system, thus damaging our corporate or brand reputation, potentially adversely affecting our business, results of operations and financial condition.

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

We cannot assure you that franchisees will renew their franchise agreements or that franchised restaurants will remain open. Closings of franchised restaurants are expected in the ordinary course and may cause our royalty revenues and financial performance to decline. Our principal competitors may have greater influence over their respective restaurant systems than we do because of their significantly higher percentage of company restaurants and/or ownership of franchisee real estate and, as a result, may have a greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs.

As our franchisees are independent operators, we have limited influence over their ability to invest in other businesses or incur excessive indebtedness. Some of our franchisees have invested in other businesses, including other restaurant concepts. Such franchisees may use the cash generated by their Nathan’s restaurants to expand their other businesses or to subsidize losses incurred by such businesses. Additionally, as independent operators, franchisees do not require our consent to incur indebtedness. Consequently, our franchisees have in the past, and may in the future, experience financial distress as a result of over-leveraging. To the extent that our franchisees use the cash from their Nathan’s restaurants to subsidize their other businesses or experience financial distress, due to over-leveraging, delayed or reduced payments of royalties, advertising fund contributions and rents for properties we lease to them, or otherwise, it could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as our ability to satisfy our obligations under the Notes. In addition, lenders to our franchisees may be less likely to provide current or prospective franchisees necessary financing on favorable terms, or at all, due to current market conditions and operating results.

Changes in franchise regulation laws could impact our ability to obtain or retain licenses or approvals and adversely affect our business, financial condition, results of operations and prospects.

We are also subject to federal statutes and regulations, including the rules promulgated by the U.S. Federal Trade Commission, as well as certain state laws governing the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and on provisions concerning the termination or non-renewal of a franchise. Some states require that certain materials be filed for a franchisor to be registered and approved, before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as our ability to satisfy our obligations under the Notes.

We rely on the performance of major retailers, wholesalers, specialty distributors and mass merchants for the success of our business, and should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.

We sell our products to retail outlets and wholesale distributors including, traditional supermarkets, mass merchandisers, warehouse clubs, wholesalers, food service distributors and convenience stores. The replacement by or poor performance of our major wholesalers, retailers or chains or our inability to collect accounts receivable from our customers could materially and adversely affect our results of operations and financial condition. In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support.

The sophistication and buying power of our customers could have a negative impact on profits.

Our customers, such as supermarkets, warehouse clubs, and food distributors, have continued to consolidate, resulting in fewer customers with which to do business. These consolidations and the growth of supercenters have produced large, sophisticated customers with increased buying power and negotiating strength who are more capable of resisting price increases and can demand lower pricing, increased promotional programs, or specialty tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. If the larger size of these customers results in additional negotiating strength and/or increased private label or store brand competition, our profitability could decline.

Consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases.

Failure by third-party manufacturers or suppliers of raw materials to comply with food safety, environmental or other regulations may disrupt our supply of certain products and adversely affect our business.

We rely on third-party manufacturers to produce our products and on other suppliers to supply raw materials. Such manufacturers and other suppliers, whether in the United States or outside the United States, are subject to a number of regulations, including food safety and environmental regulations. Failure by any of our manufacturers or other suppliers to comply with regulations, or allegations of compliance failure, may disrupt their operations. Disruption of the operations of a manufacturer or other suppliers could disrupt our supply of product or raw materials, which could have an adverse effect on our business, consolidated financial condition, results of operations or liquidity. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect our business, consolidated financial condition, results of operations or liquidity.

Leasing of real estate exposes us to possible liabilities and losses.

We lease land and/or buildings for certain restaurants, which can include the sub-letting of leased land and or buildings to franchisees or companies other than our franchisees. Accordingly, we are subject to all of the risks associated with owning, leasing and sub-leasing real estate. We generally cannot cancel these leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform the obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

We may evaluate acquisitions, joint ventures and other strategic initiatives, any of which could distract management or otherwise have a negative effect on revenue, costs and stock price.

Our future success may depend on opportunities to buy or obtain rights to other businesses that could complement, enhance or expand our current business or products or that might otherwise offer growth opportunities. In particular, we may evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, vertical integration opportunities and divestitures. We have no commitments, agreements or understandings with respect to any of such transactions. In addition, our ability to engage in these transactions may be impacted by the incurrence of debt as a result of our sale of the Notes. Any attempt by us to engage in these transactions may expose us to various inherent risks, including:

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

Our annual and quarterly financial results may fluctuate depending on various factors, many of which are beyond our control, and, if we fail to meet the expectations of investors, our share price may decline.

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products. These events and factors include:

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

Our operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact our sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our and our franchisees’ restaurants. A heavy snowstorm or a tropical storm or hurricane in the Northeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area at Company-owned and franchised restaurants. For instance, Superstorm Sandy forced the temporary closing of all of our Company-owned restaurants. Our flagship Coney Island restaurant and our new Boardwalk restaurant were closed for an extended period of time and re-opened on May 20, 2013 and March 18, 2013, respectively. In addition, 78 franchised restaurants including 18 BMP locations were closed for varying periods of time, one of which has not re-opened. Our fourth quarter includes winter months and historically has a lower level of sales at Company-owned and franchised restaurants. Restaurant sales were significantly impacted due to the harsh winter weather experienced during the fourth quarters of the fiscal 2015 period and the fiscal 2014 period. Additionally, our Company-owned restaurants at Coney Island are heavily dependent on favorable weather conditions during the summer season. Rain during the weekends and/or unseasonably cold temperatures will negatively impact the number of patrons going to the Coney Island beach locations. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, and can result in restaurant operating losses. For these reasons, a quarter-to-quarter comparison may not be a good indication of our performance or how it may perform in the future.

Due to the concentration of our restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of March 29, 2015, we and our franchisees (including units operated pursuant to our BMP) operated Nathan’s restaurants in 27 states, the Cayman Islands, and ten foreign countries. As of March 29, 2015, the highest concentration of operating units was in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our results of operations in the future.

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

Catastrophic events may disrupt our business.

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, such as a continued interruption in the relationship between the United States and Russia, public health issues such as epidemics or pandemics, labor unrest and natural disasters such as earthquakes, hurricanes or other extreme adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could negatively impact consumer spending, thereby reducing demand for our products, or the ability to receive products from suppliers. We do not have insurance policies that insure against certain of these risks. To the extent that we do maintain insurance with respect to some of these risks, our receipt of the proceeds of such policies may be delayed or the proceeds may be insufficient to offset our losses fully.

Our international operations are subject to various factors of uncertainty.

Our business outside of the United States is subject to a number of additional factors, including international economic and political conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land and construction costs, and the availability of appropriate franchisees. In developing markets, we may face risks associated with new and untested laws and judicial systems. Although we believe we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions such as the 2012 drought in the Midwest, industry demand and other factors beyond our control. For example, in the past, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased. For the fiscal 2015 period and the fiscal 2014 period, the market price for hot dogs increased 17.1% and 7.5%, respectively compared to the fiscal years ended March 30, 2014 and the fiscal year ended March 31, 2013, respectively. As the price of beef or other food products that we use in our operations increases significantly, particularly in the BPP, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease.

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

We have sought to lock in the cost of a portion of our beef purchases by entering into various commitments to purchase hot dogs during certain periods in an effort to ensure supply of product at a fixed cost of product. However, we may be unable to enter into similar purchase commitments in the future. In addition, we do not have the ability to effectively hedge all of our beef purchases using futures or forward contracts without incurring undue financial cost and risk.

Our business operations and future development could be significantly disrupted if we lose key members of our management team.

The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent, in particular, on our ability to retain and motivate our executive officers, for certain of whom we currently have employment agreements in place. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as our ability to satisfy our obligations under the Notes. If we lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations.

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

We must comply with the Fair Labor Standards Act and various federal and state laws governing minimum wages. Increases in the minimum wage or labor regulation could increase labor costs. The state of New York approved legislation which increased the minimum wage beginning December 31, 2013, December 31, 2014 and December 31, 2015. The impact of the New York minimum wage increases on our business amounted to a 4.6% average salary increase in 2014 and amounts to a 6.9% average salary increase in 2015 for our employees that are affected. Mayor DeBlasio, of the City of New York, has stated that New York City should increase its minimum wage to $15.00 per hour. In addition, voters in the state of New Jersey voted to increase the minimum wage in the 2013 general election, and the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. In addition, effective April 1, 2014, the City of New York passed legislation extending paid sick leave to all employees, including part-time employees which potentially will increase our labor costs in three of our Company-operated restaurants. We may not be able to anticipate and react to changing costs by adjusting our purchasing practices and prices to sufficiently account for increased wage costs. We may be unable to increase our prices in order to pass these increased labor costs on to our customers, in which case our margins and our franchisees’ margins would be negatively affected. In the event that franchisees’ margins are adversely affected, it may affect our ability to attract new franchisees which would adversely affect our business, results of operations and financial condition.

A recent ruling and complaint filed by the general counsel of the National Labor Relations Board could, if upheld, make us liable for violations of overtime, wage or union-organization violations by our franchisees.

On July 29, 2014, the general counsel of the National Labor Relations Board ruled that McDonald’s Corp. could be held jointly liable for labor and wage violations by its franchise operations. Subsequently on December 19, 2014, the National Labor Relations Board issued complaints naming McDonald’s Corp. as a “joint employer” at its franchisees. While we believe McDonald’s Corp. will seek to dismiss these complaints, to the extent that the complaints are not dismissed and the National Labor Relations Board prevails in litigation and is deemed applicable to other businesses with a significant number of franchises, such as Nathan’s, we could be held partly liable in cases of overtime, wage or union-organizing violations. By making us partly liable, the complaints, if upheld and ultimately applied to Nathan’s, could among other things give employees of our franchisee’s restaurants and labor unions leverage to make it easier to unionize employees at these restaurants and to request that we have our franchisees raise wages. Unionization and a significant increase in wages at our franchisees could make it more difficult to operate a Nathan’s franchised restaurant. A decrease in profitability at our franchisee’s restaurants or the closing of a significant number of franchised restaurants could significantly impact our business, and our business could also be significantly impacted if the National Labor Relations Board seeks to bring a successful action against us as a “joint employer” and our liability for labor and wage violations increases.

We face risks of litigation and pressure tactics, such as strikes, boycotts and negative publicity from customers, franchisees, suppliers, employees and others, which could divert our financial, and management resources and which may negatively impact our financial condition and results of operations.

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

In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our business, results of operations, financial condition and brand reputation, hindering our ability to attract and retain franchisees, expand our BPP and otherwise grow our business in the United States and internationally.

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

General regulation of the restaurant industry could adversely impact our business, financial condition, results of operations and prospects.

The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among restaurants. This focus has resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information available to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the 2010 Patient Protection and Affordable Care Act (“PPACA”) establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information.

The PPACA further permits the United States Food and Drug Administration (the “FDA”) to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans fat content. On November 25, 2014, the FDA announced its final rules for nationwide nutritional labeling on menus of establishments with at least 20 locations, as well as food trucks, vending machines, movie theaters, pizza parlors, amusement parks, grocery stores and anywhere else where ready-to-eat meals are sold. The nutritional labeling rules require establishments to post calorie counts on all menu items, calorie boards and drive-thru displays throughout the United States. Businesses affected by the new regulations have one year to comply. Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming.

An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. Additionally, some government authorities are increasing regulations regarding trans fats and sodium, which may require us to limit or eliminate trans fats and sodium from our menu offerings, switch to higher cost ingredients or may hinder our ability to operate in certain markets. Failure to comply with these laws or regulations could have a material adverse effect on our business, financial condition, results of operations and prospects.

We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

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

In March 2010, the federal government passed new legislation to reform the U.S. health care system. As part of the plan, employers will be expected to provide their employees with minimum levels of healthcare coverage or incur certain financial penalties. Our workforce includes numerous part-time workers, which may increase our health care costs and expose us to certain excise taxes, in the event that healthcare is offered to less than 95% of our full-time employees, as defined by the legislation. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care costs could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws and unfavorable resolution of tax contingencies could adversely affect our tax expense.

Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally. From time to time, the United States Congress and foreign, state and local governments consider legislation that could increase our effective tax rates. If changes to applicable tax laws are enacted, our results of operations could be negatively impacted. Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations.

Risks Related to the Notes

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Notes and our other debt.

As of March 29, 2015, we had $135.0 million of indebtedness under the Senior Secured Notes. Our substantial indebtedness could have important consequences to you. For example, it could:

●	increase our vulnerability to general adverse economic and industry conditions;
●	make it more difficult for us to satisfy our other financial obligations, including our obligations relating to the Notes;

●	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
●

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

●	make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	limit our ability to borrow additional funds or increase our cost of borrowing.

Moreover, because of the interest payments we are required to make in future periods, our net income will be significantly negatively impacted compared to our reported net income in the fiscal 2015 period  and prior periods. As we entered into the indenture on March 10, 2015 we were only required to accrue interest expense for 20 days during the fiscal 2015 period but for the fiscal year ended March 28, 2016 and in future fiscal years we will be required to accrue interest expense for the entire fiscal year. The impact of interest expense on net income will first be significantly reflected in our quarterly results for the period ended June 28, 2015.

In addition, the terms of the indenture governing the Notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts, including the Notes. The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects or ability to satisfy our obligations under the Notes.

Despite our current indebtedness level, we may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur substantial additional indebtedness, including additional Notes and other secured indebtedness, in the future. Although the indenture governing the Notes will contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we face would intensify and we may not be able to meet all our debt obligations, including the repayment of the Notes. In addition, the indenture governing the Notes will not prevent us from incurring obligations that do not constitute indebtedness under the indenture.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. As such, we may not be able to generate sufficient cash to service the Notes or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make payments on and to refinance our indebtedness, including the Notes, to fund planned capital expenditures and to maintain sufficient working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or future borrowings from other sources in an amount sufficient to enable us to service our indebtedness, including the Notes, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness, including the Notes, on or before the maturity thereof, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to refinance any of our indebtedness, including the Notes, on commercially reasonable terms or at all, or that the terms of that indebtedness will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition, the value of our outstanding debt, including the Notes offered hereby, and our ability to make any required cash payments under our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any future credit facility may be secured by a priority lien on substantially all of our assets. As such, our ability to refinance the Notes or seek additional financing could be impaired as a result of such security interest.

We are subject to a number of restrictive covenants, which may restrict our business and financing activities.

The indenture governing the Notes will impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to:

●	incur or guarantee additional indebtedness or issue certain preferred stock;
●	pay dividends on or make distributions in respect of our equity interests;
●	redeem, repurchase or retire our equity interests, unsecured indebtedness or subordinated indebtedness;
●	make certain investments;
●	transfer or sell assets;
●	create or incur certain liens;
●	create restrictions on the ability of our subsidiaries to pay dividends or make other payments to us;
●	merge or consolidate with other companies or sell, transfer or otherwise dispose of all or substantially all of our and our restricted subsidiaries’ assets;
●	engage in certain transactions with our affiliates; and
●	designate our subsidiaries as unrestricted subsidiaries.

The restrictions in the indenture governing the Notes may prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on the pricing of our products and services, and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements. The breach of any of these covenants and restrictions could result in a default under the indenture governing the Notes, which could result in an acceleration of our indebtedness.

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

At March 29, 2015, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk	Brooklyn, NY	November 2019 (a)	3,800
Long Beach Road	Oceanside, NY	April 2030 (b)	4,100
Central Park Avenue	Yonkers, NY	December 2023	3,500

(a)	Seasonal satellite location.

(b)	Reflects the relocated restaurant that opened on March 25, 2015.

Leases for Nathan’s restaurants typically provide for a base rent plus real estate taxes, insurance and other expenses and, in some cases, provide for an additional percentage rent based on the restaurants’ revenues.

At March 29, 2015, in addition to the leases listed above, we were the sub-lessor of two properties to franchisees which are located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,617,000 in fiscal 2015.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Prices

Our common stock is quoted on the NASDAQ Global Market (“Nasdaq”) under the symbol “NATH.” The following table sets forth the high and low closing sales prices per share for the periods indicated without adjustment for the special dividend described below:

	High	Low
Fiscal year ended March 29, 2015
First quarter	$56.93	$48.31
Second quarter	65.98	49.71
Third quarter	79.22	66.25
Fourth quarter	82.26	71.63

Fiscal year ended March 30, 2014
First quarter	$54.00	$42.45
Second quarter	61.13	48.99
Third quarter	53.95	48.23
Fourth quarter	51.09	47.61

At June 9, 2015, the closing price per share for our common stock, as reported by NASDAQ, was $40.52.

On March 10, 2015, Nathan’s declared a special dividend of $25.00 per share. The record date was March 20, 2015 and the payment date was March 27, 2015. Pursuant to NASDAQ rules, March 31, 2015, was the ex-dividend date for Nathans’ $25.00 per share special dividend because the total amount of the dividend was greater than 25% of the Company’s market capitalization. The closing sales prices listed above represent the actual closing prices and have not been adjusted to reflect the special dividend.

Performance Graph

The graph below represents the Company’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Restaurant Index. The graph tracks the performance of a $100 investment in our common stock and in each of our indexes (with the reinvestment of all dividends).

Dividend Policy

On March 10, 2015, Nathan’s declared a special dividend of $25.00 per share which was paid on March 27, 2015. We do not anticipate that we will pay any cash dividends in the foreseeable future and our ability to pay future dividends is limited by the terms of the indenture with US Bank National Association, as trustee and collateral trustee. Previously, we had not declared or paid a regular cash dividend on our common stock since our initial public offering. It has been the Board of Directors’ policy to return capital to our shareholders primarily through the purchase of stock pursuant to our stock buyback programs. The payment of any cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

As of June 9, 2015, we had approximately 550 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

For the thirteen weeks ended March 29, 2015, the Company has not repurchased any shares of common stock. For the fiscal year ended March 29, 2015, the Company purchased 37,661 shares of common stock at a cost of $1,916,000. Since the commencement of the Company’s stock buyback program in September 2001 through March 29, 2015, Nathan’s has purchased a total of 4,647,687 shares of common stock at a cost of approximately $56,800,000 under all of its stock repurchase programs and the modified dutch tender offer, which includes the shares purchased during the fiscal year ended March 29, 2015.

On February 1, 2011, the Company’s Board of Directors authorized an increase to the sixth stock repurchase plan for the purchase of up to 800,000 shares of its common stock on behalf of the Company; as of March 29, 2015, Nathan’s has repurchased 548,728 shares at a cost of $13,194,000 under the sixth stock repurchase plan. At March 29, 2015, there were 251,272 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Item 6.        Selected Financial Data.

	Fiscal years ended (1)
	March 29, 2015	March 30, 2014	March 31, 2013	March 25, 2012	March 27, 2011
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales (3)	$75,520	$65,521	$56,656	$52,369	$44,634
License royalties	18,011	8,513	8,571	7,526	6,718
Franchise fees and royalties	5,581	5,718	5,842	5,646	5,058
Total revenues	99,112	79,752	71,069	65,541	56,410
Costs and Expenses:
Cost of sales	61,951	53,072	44,874	42,106	34,567
Restaurant operating expenses	3,747	3,142	2,700	3,115	3,092
Depreciation and amortization	1,253	1,157	940	965	915
General and administrative expenses	12,203	11,460	10,437	9,552	10,125
Litigation accrual	-	-	-	-	4,910
Impairment charge on note receivable	-	-	-	-	263
Total costs and expenses	79,154	68,831	58,951	55,738	53,872

Income from operations	19,958	10,921	12,118	9,803	2,538

Interest expense	(816)	(135)	(453)	(477)	(63)
Interest and other income, net	263	401	474	681	845
Insurance gain	-	2,774	-	-	-
Impairment charge long-term investment	-	(400)	-	-	-
Income before provision for income taxes	19,405	13,561	12,139	10,007	3,320
Provision for income taxes	7,702	5,234	4,671	3,849	1,107
Net income (3)	$11,703	$8,327	$7,468	$6,158	$2,213

Income per share:
Basic (3)	$2.61	$1.87	$1.70	$1.26	$0.41
Diluted (3)	$2.55	$1.81	$1.63	$1.22	$0.40

Dividends declared per share	$25.00	$-	$-	$-	$-
Dividends declared total	$116,110	$-	$-	$-	$-
Weighted average shares used in computing net income per share
Basic	4,486	4,450	4,400	4,906	5,403
Diluted	4,588	4,605	4,588	5,049	5,504

Balance Sheet Data at End of Fiscal Year:
Working capital	$61,605	$35,378	$27,525	$21,989	$31,454
Total assets	$84,666	$56,135	$49,662	$44,520	$52,958
Long-term debt, net (4)	$129,140	$-	$-	$-	$-
Stockholders’ (deficit) equity	$(59,908)	$43,897	$34,148	$28,837	$38,078

Supplemental Non-GAAP information (5):
EBITDA (6)	$21,474	$14,853	$13,532	$11,449	$4,298
Adjusted EBITDA (7)	$22,497	$13,350	$14,289	$11,916	$10,024

Selected Restaurant Operating Data:
Company-owned restaurant sales (3)	$15,874	$13,231	$13,403	$13,209	$13,007

Number of Units Open at End of Fiscal Year:
Company-owned restaurants (8)	5	5	5	5	5
Franchised	296	324	303	299	264

Notes to Selected Financial Data

(1)

Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year. The fiscal years ended March 29, 2015, March 30, 2014, March 25, 2012 and March 27, 2011 were each on the basis of a 52-week reporting period whereas the fiscal year ended March 31, 2013 was on the basis of 53-week reporting period.

(2)

See Notes A, B and L of the Consolidated Financial Statements for the fiscal year ended March 29, 2015, for any accounting changes, business combinations or dispositions of business operations that materially affect the comparability of the information reflected in this Item 6.

(3)

During the fiscal years ended March 30, 2014 and March 31, 2013, the Company-owned restaurant sales were negatively impacted due to temporary closings of the Coney Island restaurant due to Superstorm Sandy since October 29, 2012 and the Yonkers restaurant since November 25, 2012 for renovation.

(4)	Represents $135.0 million outstanding debt net of unamortized debt discounts and issuance costs of $5,860 at March 29, 2015.

(5)

The Company has provided EBITDA and Adjusted EBITDA that the Company believes will impact the comparability of its results of operations. The Company believes that EBITDA and Adjusted EBITDA are useful to investors to assist in assessing and understanding the Company's operating performance and underlying trends in the Company's business because EBITDA and Adjusted EBITDA are (i) among the measures used by management in evaluating performance and (ii) are frequently used by securities analysts, investors and other interested parties as a common performance measure. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be viewed as alternatives to net income (loss) or other measures of financial performance or liquidity in conformity with GAAP. Additionally, our definitions of EBITDA and Adjusted EBITDA may differ from other companies. Analysis of results and outlook on a non-US GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with US GAAP.

(6)	EBITDA represents net income adjusted for the reversal of (1) interest expense; (2) provision for income taxes and (3) depreciation and amortization expense.

(7)

Adjusted EBITDA represents EBITDA adjusted for the reversal of (1) share-based compensation; (2) amortization of bond premium on available-for-sale securities; (3) insurance gain and impairment charge on long-term investment in fiscal 2014 and (4) litigation accrual and impairment charge on note receivable in fiscal 2011.

(8)	Included the Coney Island and Yonkers restaurants that were being re-developed on March 31, 2013.

Reconciliation of GAAP and Non-GAAP Measures

The following is provided to supplement certain Non-GAAP financial measures discussed in the Selected Financial Data presented above.

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA excluding (i) stock-based compensation; (ii) amortization of bond premium on the Company's available-for sale investments; (iii) insurance gain and (iv) impairment charge on long-term investment that the Company believes will impact the comparability of its results of operations.

The Company believes that EBITDA and Adjusted EBITDA are useful to investors to assist in assessing and understanding the Company's operating performance and underlying trends in the Company's business because EBITDA and Adjusted EBITDA are (i) among the measures used by management in evaluating performance and (ii) are frequently used by securities analysts, investors and other interested parties as a common performance measure.

EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be viewed as alternatives to net income (loss) or other measures of financial performance or liquidity in conformity with GAAP. Additionally, our definitions of EBITDA and Adjusted EBITDA may differ from other companies. Analysis of results and outlook on a non-US GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with US GAAP.

			Fiscal Year (1)
(In thousands)	2015	2014	2013	2012	2011

Net income	11,703	8,327	7,468	6,158	2,213
Interest expense	816	135	453	477	63
Income taxes	7,702	5,234	4,671	3,849	1,107
Depreciation & amortization	1,253	1,157	940	965	915

EBITDA	21,474	14,853	13,532	11,449	4,298

Insurance gain	0	(2,774)	0	0	0
Litigation accrual	0	0	0	0	4,910
Impairment charge note receivable	0	0	0	0	263
Impairment charge long-term investments	0	400	0	0	0
Amortization of bond premium	164	150	130	193	267
Stock-based compensation	859	721	627	274	286

ADJUSTED EBITDA	22,497	13,350	14,289	11,916	10,024

(1) Our fiscal year ends on the last Sunday in March which results in a 52- 53-week year. The fiscal years ended March 29, 2015, March 30, 2014, March 25, 2012 and March 27, 2011 consisted of 52 weeks. The fiscal year ended March 31, 2013 consisted of 53 weeks.

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

The following summary reflects the franchise openings and closings of the Nathan’s franchise system for the fiscal years ended March 29, 2015, March 30, 2014, March 31, 2013, March 25, 2012 and March 27, 2011.

	March 29, 2015	March 30, 2014	March 31, 2013	March 25, 2012	March 27, 2011
Franchised restaurants operating at the beginning of the period	324	303	299	264	246
Franchised restaurants opened during the period	36	56	40	67	40
Franchised restaurants closed during the period	(64)	(35)	(36)	(32)	(22)
Franchised restaurants operating at the end of the period	296	324	303	299	264

At March 29, 2015, our franchise system consisted of 296 Nathan’s franchised units located in 27 states, the Cayman Islands, and ten foreign countries. We also operate five Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

As described in Risk Factors and other sections in this Annual Report on Form 10-K for the year ended March 29, 2015, our future results could be impacted by many developments. In March 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc. became Nathan’s exclusive licensee to manufacture and sell hot dogs, sausage and corned beef at retail. Our future operating results could be favorably impacted by the terms and conditions of our agreement with John Morrell & Co. as compared to the terms and conditions of our agreement with SMG which expired on March 1, 2014, although there can be no assurance thereof and our future operating results could be negatively impacted if we do not continue to increase our license revenue under the John Morrell Agreement and achieve cost savings. There are also certain risks associated with engaging John Morrell & Co. as exclusive licensee including whether (i) we can maintain or improve the quality and consistency of our products that is expected by our customers (ii) John Morrell & Co. will have a sufficient supply of products available for our customers on a timely basis and (iii) John Morrell & Co. will be able to provide sales and marketing efforts at least as comparable to SMG.

Our future operating results could be impacted by supply constraints on beef, as a result of the lingering effect of the drought in the Midwest on beef prices.

On March 10, 2015, we consummated a $135 million offering of 10.000% Senior Secured Notes and paid a dividend of $25.00 per share (or approximately $116 million in the aggregate). Our future results could also be impacted by our obligations under the Senior Secured Notes. As a result of the issuance of the 10.000% Senior Secured Notes, Nathan’s expects to incur interest expense of $13.5 million per annum and annual amortization of debt issuance costs of $1,185,000. The Indenture governing The Notes will impose operating and other restrictions on us.

Moreover, because of the interest payments we are required to make in future periods, our net income will be significantly negatively impacted compared to our reported net income in the fiscal 2015 period  and prior periods. As we entered into the indenture on March 10, 2015 we were only required to accrue interest expense for 20 days during the fiscal 2015 period but for the fiscal year ended March 28, 2016 and in future fiscal years we will be required to accrue interest expense for the entire fiscal year. The impact of interest expense on net income will first be significantly reflected in our quarterly results for the period ended June 28, 2015.

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

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and shall be recognized, with an appropriate provision for estimated uncollectible amounts, when all material services or conditions to the sale have been substantially performed by the franchisor. If substantial obligations under the development agreement are not dependent on the number of individual franchise locations to be opened, substantial performance shall be determined using the same criteria applicable to an individual franchise, which is generally the opening of the first location pursuant to the development agreement. If substantial performance is dependent on the number of locations, then the development fee is deferred and recognized ratably over the term of the agreement, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets are deemed to have indefinite lives, and accordingly, are not amortized, but are evaluated annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013.

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. As a result of Superstorm Sandy, our Coney Island restaurant sustained significant damage and was considered temporarily impaired for purposes of this analysis. The restaurant was fully repaired and re-opened on May 20, 2013. No other impairment charges on long-lived assets were recorded during the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013.

Impairment of Long-Term Investment

We make judgments regarding the future realizability of this investment based upon the financial information provided to us by the investment’s management. We typically rely on management’s assumptions, of future revenues and cash flows based upon the annual business plans presented. If these assumptions differ significantly from actual results, we consider whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other than temporary impairment in value has occurred. We have performed our evaluation of whether indicators of impairment existed, and determined that another-than-temporary impairment has occurred and recorded an impairment charge of $400,000 on this investment during the fifty-two week period ended March 30, 2014. We did not recognize any impairment on this investment during the fifty-two week period ended March 29, 2015 or during the fifty-three week period ended March 31, 2013.

Stock-Based Compensation

As discussed in Note L of the Notes to Consolidated Financial Statements, we have one active share-based compensation plan that provides stock options and restricted stock awards for certain employees and non-employee directors to acquire shares of our common stock. We consider the following factors in determining the value of stock-based compensation:

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

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording revenue to virtually all industries’ financial statements, under U.S. GAAP. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. Public companies must apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein, which for Nathan’s will be its first quarter of fiscal 2018, beginning on March 27, 2017. On April 29, 2015, the FASB issued a proposal to defer the standard's effective date until 2018. On May 12, 2015, the FASB issued a second proposed update to the standard clarifying the distinction between revenue from licenses of intellectual property that represent a promise to deliver a good or service over time versus a promise to be satisfied at a point in time. The Company continues to monitor these proposals and currently expects to use the modified retrospective method, recognizing a cumulative effect adjustment to retained earnings when adopted, and is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations.

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

In January 2015, the FASB issued new guidance to simplify the income statement presentation requirements by eliminating the seldom-used concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies the income statement presentation by no longer segregating such extraordinary items from the ordinary results of operations and separately stating the amount, net of tax along with the effect on earnings per share. This new standard is effective for annual periods beginning after December 15, 2015, including interim periods therein, which for Nathan’s would be its first quarter of fiscal 2017 beginning March 28, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Nathan’s expects to early adopt this standard in the first quarter of our fiscal year ending March 27, 2016 that begins on March 30, 2015. Nathan’s does not expect the adoption of this new guidance to have a material impact on its results of operations or financial position.

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs. Under the new standard, debt issuance costs related to a recognized debt liability shall be presented in the balance sheet as a direct deduction to the carrying value of the debt and not as an asset. The amendment is effective for public entities with fiscal years beginning after December 15, 2015 and interim periods within those periods and will be applied retroactively. Early adoption of the amendment is permitted for financial statements that have not been previously issued. Nathan’s has early adopted this new standard in its financial statements beginning with the period ended March 29, 2015. The adoption of this new guidance did not have a material impact on its results of operations or financial position.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements.

Results of Operations

Fiscal year ended March 29, 2015 compared to fiscal year ended March 30, 2014

Revenues

Total sales increased by 15.3% to $75,520,000 for the fifty-two weeks ended March 29, 2015 (“fiscal 2015 period”) as compared to $65,521,000 for the fifty-two weeks ended March 30, 2014 (“fiscal 2014 period”). Foodservice sales from the Branded Product Program increased by 13.6% to $58,948,000 for the fiscal 2015 period as compared to sales of $51,877,000 in the fiscal 2014 period. This increase was primarily attributable to a higher average selling price due primarily to price increases as compared to the fiscal 2014 period. Total Company-owned restaurant sales increased 20.0% to $15,874,000 during the fiscal 2015 period compared to $13,231,000 during the fiscal 2014 period. This increase was primarily attributed to operating our Coney Island and Yonkers restaurants for the entire fiscal 2015 period. Our Flagship Coney Island restaurant operated for approximately forty-four weeks during the fiscal 2014 period and our Yonkers restaurant operated for nineteen weeks during the fiscal 2014 period. The sales impact while these restaurants were closed was approximately $2,233,000. Additionally, sales at our two Coney Island restaurants during the periods operated during the fiscal 2015 period were approximately $814,000 higher than the periods operated during the fiscal 2014 period due primarily to an increase in customer counts of approximately 5.9%. Additionally, our Oceanside restaurant temporarily closed in early January 2015 for relocation and re-opened on March 25, 2015. We estimate that this closure reduced sales by approximately $260,000. Other sales increased by $285,000 during the fiscal 2015 period compared to the fiscal 2014 period.

License royalties were $18,011,000 in the fiscal 2015 period as compared to $8,513,000 in the fiscal 2014 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 138.9% to $16,105,000 for the 2015 fiscal period compared to $6,742,000 during the fiscal 2014 period. Royalties earned from John Morrell & Co., primarily from the retail sale of hot dogs, were $14,367,000 during the fiscal 2015 period resulting mostly from the higher rate earned pursuant to the new agreement. During the fiscal 2014 period, royalties earned during 11 months of the SMG contract, primarily from the retail sale of hot dogs, were $4,600,000. Additionally, during March 2014, we earned royalties of $548,000 from approximately two weeks of sales by John Morrell & Co during the transition period between contracts. Royalties earned from our foodservice license agreement, substantially from sales of hot dogs to Sam’s Club, were $1,738,000 during the fiscal 2015 period compared to $1,594,000 during the fiscal 2014 period. License royalties earned from the sale of Nathan’s French fries increased by $172,000 to $507,000 firing the fiscal 2015 period as compared to $335,000 in the fiscal 2014 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $37,000, during the fiscal 2015 period, compared to the fiscal 2014 period, primarily from lower royalties earned from the sale of mini-bagel dogs and franks-in-the-blanket and other hors d’oeuvres.

Franchise fees and royalties were $5,581,000 in the fiscal 2015 period as compared to $5,718,000 in the fiscal 2014 period. Total royalties were $4,538,000 in the fiscal 2015 period as compared to $4,855,000 in the fiscal 2014 period. Royalties earned under the Branded Menu programs were $957,000 in the fiscal 2015 period as compared to $1,011,000 in the fiscal 2014 period due principally to a fewer number of units operating. Royalties earned under the Branded Menu Program are based on product purchases rather than a percentage of restaurant sales. Traditional franchise royalties were $3,581,000 in the fiscal 2015 period compared to $3,844,000 in the fiscal 2014 period. Franchise restaurant sales decreased to $80,107,000 in the fiscal 2015 period compared to $85,850,000 in the fiscal 2014 period primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 93 Nathan’s outlets, excluding sales under the Branded Menu Program) were $53,992,000 in the fiscal 2015 period compared to $55,548,000 in the fiscal 2014 period, a decrease of 2.8%.

At March 29, 2015, our franchise system consisted of 296 domestic and international franchised or Branded Menu Program franchise outlets as compared to 324 units at March 30, 2014. Total franchise fee income was $1,043,000 in the fiscal 2015 period, including $143,000 of cancellation or termination fees compared to $863,000 in the fiscal 2014 period including $288,000 of cancellation or termination fees. Domestic franchise fee income was $276,000 in the fiscal 2015 period compared to $370,000 in the fiscal 2014 period. International franchise fee income was $624,000 in the fiscal 2015 period, compared to $205,000 during the fiscal 2014 period. During the fiscal 2015 period, 36 new franchised outlets opened, including 13 international locations, including our first locations in Costa Rica and Malaysia, and 17 Branded Menu Program outlets, including six Arthur Treacher’s units. Additionally, during the fiscal 2015 period, a master franchisee exercised an option to acquire the rights to develop franchised outlets throughout Mexico. During fiscal 2014, 56 new franchised outlets opened, including 34 locations in Russia and nine Branded Menu Program outlets, including our first Arthur Treacher’s unit.

Costs and Expenses

Overall, our cost of sales increased $8,879,000 to $61,951,000 in the fiscal 2015 period compared to $53,072,000 in the fiscal 2014 period. Our gross profit (representing the difference between sales and cost of sales) was $13,569,000 or 18.0% of sales during the fiscal 2015 period as compared to $12,449,000 or 19.0% of sales during the fiscal 2014 period. The margin decline was primarily due to the impact of a higher average cost per pound of hot dogs for our Branded Product Program during the second and third quarters fiscal 2015.

Cost of sales in the Branded Product Program increased approximately $7,173,000 during the fiscal 2015 period compared to the fiscal 2014 period, primarily as a result of an approximately 17.7% increase in the average cost per pound of our hot dogs. During the fiscal 2015 period, the market cost of our hot dogs was approximately 17.1% higher than during the fiscal 2014 period. During the fiscal 2014 period, our purchase commitments yielded savings of approximately $198,000. During the fiscal 2014 period, approximately 13.4% of our product was purchased pursuant to our purchase commitments. The purchase commitments lowered our costs by approximately $0.011 per pound during the fiscal 2014 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. We have increased our selling prices to pass on these recent cost increases and expect to perform ongoing reviews based on market conditions, but there can be no assurance that we will be able to continue to increase our selling prices.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2015 period was $9,072,000 or 57.2% of restaurant sales, as compared to $7,574,000 or 57.2% of restaurant sales in the fiscal 2014 period due primarily to the impact of higher food costs which were offset from lower labor costs. We have recently increased certain selling prices to pass on recent cost of sales increases.

Restaurant operating expenses were $3,747,000 in the fiscal 2015 period compared to $3,142,000 in the fiscal 2014 period. The increase in restaurant operating costs results primarily from the different number of months that the Coney Island and Yonkers restaurants operated in the two fiscal periods. During the fiscal 2014 period, the Coney Island restaurant operated for approximately forty-four weeks and the Yonkers restaurant operated for approximately nineteen weeks. Incremental costs were approximately $441,000 during the fiscal 2015 period, as compared to the closed periods during the fiscal 2014 period. We also incurred higher operating costs at our two Coney Island locations of approximately $263,000 during the fiscal 2015 period arising from higher occupancy and other expenses. Due to the temporary closing of our Oceanside restaurant for approximately three months, our restaurant operating costs were lower than the fiscal 2014 period by approximately $110,000. In connection with our October 2013 insurance renewal, we incurred a significant increase in insurance costs, primarily property insurance, due to the impact of Superstorm Sandy on the insurance marketplace. Utility costs of the three restaurants operating for comparative periods increased by approximately 38% from the fiscal 2014 period to the fiscal 2015 period. We continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $1,253,000 in the fiscal 2015 period compared to $1,157,000 in the fiscal 2014 period. This increase is primarily attributable to the increased depreciation from the investments made in the Yonkers and Coney Island restaurants. We also expect to incur approximately $100,000 of depreciation expense per annum in connection with the redevelopment of the relocated Oceanside restaurant that re-opened on March 25, 2015.

General and administrative expenses increased $743,000 or 6.5% to $12,203,000 in the fiscal 2015 period as compared to $11,460,000 in the fiscal 2014 period. The increase in general and administrative expenses was primarily due to increased compensation costs, including stock-based compensation and payroll related taxes of $885,000, higher occupancy costs of $53,000 and higher insurance costs of $29,000 which were partially offset by lower marketing and associated expenses of $167,000 and lower professional fees of $9,000.

Other Items

Interest income was $176,000 in the fiscal 2015 period compared to $325,000 in the fiscal 2014 period, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future.

The insurance gain of $2,774,000 during the fiscal 2014 period represents the difference between insurance proceeds received and the historical net book value of assets destroyed at our Flagship Coney Island restaurant and demolition costs resulting from Superstorm Sandy (See Note M).

Other income of $87,000 in the fiscal 2015 period as compared to $76,000 in the fiscal 2014 period relates primarily to a sublease of a co-branded franchised restaurant.

Interest expense of $816,000 in the fiscal 2015 period represents accrued interest of $750,000 on the 10.000% Senior Secured Notes commencing March 10, 2015 and amortization of debt discounts and issuance costs of $66,000 during the same period. As a result of the issuance of the 10.000% Senior Secured Notes, Nathan’s expects to incur interest expense of $13.5 million per annum and annual amortization of debt discounts and issuance costs of $1,185,000. Interest expense of $135,000 in the fiscal 2014 period represented accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. On July 24, 2013, we satisfied the judgment in full settlement of this matter.

The Company recognized an, other-than-temporary impairment charge on its long-term investment of $400,000 in the fiscal 2014 period based on management’s assessment of the future recoverability of the investment.

Provision for Income Taxes

In the fiscal 2015 period, the income tax provision was $7,702,000 or 39.7% of earnings before income taxes compared to $5,234,000 or 38.6% of income before income taxes in the fiscal 2014 period. Nathan’s effective tax rate was reduced by 0.4% during the fiscal 2015 period and reduced by 0.9% during the fiscal 2014 period, due to the differing effects of tax-exempt interest income. During the fiscal 2015 period, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $126,000, which lowered the effective tax rate by 0.6%. Additionally, during the fiscal 2014 period, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $67,000, which lowered the effective tax rate by 0.5%. Nathan’s effective tax rates without these adjustments would have been 40.7% for the fiscal 2015 period and 40.0% for the fiscal 2014 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $183,000 during fiscal 2016.

Fiscal year ended March 30, 2014 compared to fiscal year ended March 31, 2013

Revenues

Total sales increased by 15.6% to $65,521,000 for the fiscal 2014 period as compared to $56,656,000 for the fifty-three weeks ended March 31, 2013 (“fiscal 2013”). Foodservice sales from the Branded Product Program increased by 20.0% to $51,877,000 for the fiscal 2014 period as compared to sales of $43,214,000 in fiscal 2013. This increase was primarily attributable to a 15.7% increase in the volume of products ordered, the impact of a December price increase as well as a shift in the sales mix of products sold as compared to fiscal 2013. We estimate that the additional week of operations during fiscal 2013 represented Branded Product sales of approximately $828,000. Total Company-owned restaurant sales decreased by $172,000 to $13,231,000 during the fiscal 2014 period compared to $13,403,000 during fiscal 2013. Restaurant sales during the additional week of fiscal 2013 were approximately $70,000. Our Coney Island restaurant was closed during April and May 2013 to complete the restoration after Superstorm Sandy losing eight (8) weeks of the spring season during the fiscal 2014 period, compared to the post-Sandy closure of twenty-two (22) weeks from November 2012 through March 2013 when sales at the restaurant are lower. We also temporarily closed our Yonkers restaurant for redevelopment from November 2012 until November 2013. We estimate that the negative sales impact of both restaurants attributable to the closed periods was approximately $2,087,000. This decline was partly offset by sales during the fiscal 2014 period for the period of time when the restaurants were closed during fiscal 2013. We had higher sales of approximately $876,000 or 12.1% at our two Coney Island locations for the comparative weeks of operations during the fiscal 2014 period as compared to fiscal 2013. During the fiscal 2014 period, other sales, primarily to Wal-mart, were approximately $374,000 higher than fiscal 2013.

Franchise fees and royalties were $5,718,000 in the fiscal 2014 period as compared to $5,842,000 in fiscal 2013. Total royalties were $4,855,000 in the fiscal 2014 period as compared to $4,990,000 in fiscal 2013. Royalties earned under the Branded Menu Program were $1,011,000 in the fiscal 2014 period as compared to $943,000 in fiscal 2013 due principally to the additional units in operation. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $3,844,000 in the fiscal 2014 period as compared to $4,047,000 in fiscal 2013. Franchise restaurant sales decreased to $85,850,000 in the fiscal 2014 period as compared to $90,401,000 in fiscal 2013 primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 98 Nathan’s outlets, operating for 15 months prior to the beginning of the fiscal year, excluding sales under the Branded Menu Program) were $60,228,000 in the fiscal 2014 period as compared to $61,989,000 in fiscal 2013, a decrease of 2.8%. Including the effect of the additional week of operations during fiscal 2013, franchise sales within our entertainment venues and malls declined by approximately 5.8% and 5.2%, respectively, compared to the prior period.

At March 30, 2014, 324 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 303 domestic and international franchised or Branded Menu Program franchise outlets at March 31, 2013. Total franchise fee income was $863,000 in the fiscal 2014 period, including $288,000 of termination or cancellation fees compared to $852,000 in fiscal 2013, including $190,000 of cancellation fees. Domestic franchise fee income was $370,000 in the fiscal 2014 period compared to $324,000 in fiscal 2013. International franchise fee income was $205,000 in the fiscal 2014 period, compared to $338,000 during fiscal 2013. During the fiscal 2014 period, 56 new franchised outlets opened, including 34 locations in Russia and nine Branded Menu Program outlets, including our first Arthur Treacher’s unit. During fiscal 2013, 40 new franchised outlets opened, including our first two mobile trucks, our first location in Turkey, our first location in Mexico City, our sixth restaurant in the Dominican Republic and 20 Branded Menu Program outlets, including ten units operated by K-mart.

License royalties were $8,513,000 in the fiscal 2014 period as compared to $8,571,000 in fiscal 2013. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements were $6,742,000 in the fiscal 2014 period as compared to $6,948,000 in fiscal 2013. In March 2014, John Morrell & Co. became Nathan’s exclusive licensee to manufacture and sell branded hot dog, sausage and corned beef products at retail. Royalties earned during 11 months of the SMG contract, primarily from the retail sale of hot dogs, were $4,600,000 during the fiscal 2014 period as compared to $5,506,000 during 12 months of fiscal 2013. During March 2014, we earned royalties of $548,000 from approximately two weeks of sales by John Morrell &Co. The decline in royalties from SMG is due primarily to the different periods of the contract and reduced production by SMG, on which our royalties are based as the contract was expiring. Royalties earned from John Morrell & Co. pursuant to our prior license agreement, substantially from sales of hot dogs to Sam’s Club, were $1,594,000 during the fiscal 2014 period as compared to $1,442,000 during fiscal 2013. This increase is due primarily to the effect of a temporary royalty concession on sales to Sam’s Club during fiscal 2013 partly offset by reduced sales to foodservice. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $148,000, during the fiscal 2014 period, as compared to fiscal 2013.

Costs and Expenses

Overall, our cost of sales increased by $8,198,000 to $53,072,000 in the fiscal 2014 period as compared to $44,874,000 in fiscal 2013. Our gross profit (representing the difference between sales and cost of sales) was $12,449,000 or 19.0% of sales during the fiscal 2014 period as compared to $11,782,000 or 20.8% of sales during fiscal 2013. The margin decline was primarily due to the impact of a higher average cost per pound of hot dogs for our Branded Product Program during the fiscal 2014 period and the restaurant opening costs of the Coney Island and Yonkers restaurants.

Cost of sales in the Branded Product Program increased by approximately $7,848,000 during the fiscal 2014 period as compared to fiscal 2013, primarily as a result of the higher sales volume in addition to the approximately 6.7% increased average cost per pound of our hot dogs. During the fiscal 2014 period, the market cost of our hot dogs was approximately 7.5% higher than during fiscal 2013 due primarily to an increase in the beef trimmings markets during August and September 2013. During the fiscal 2014 period, our purchase commitments yielded savings of approximately $198,000. During fiscal 2013, our purchase commitments to acquire hot dogs increased cost by approximately $39,000 due primarily to the unexpected decline in the market cost of one of the beef components during fiscal 2013. During the fiscal 2014 period, approximately 13.4% of our product was purchased pursuant to our purchase commitments as compared to approximately 26.7% during fiscal 2013. The purchase commitments lowered our costs by approximately $0.011 per pound during the fiscal 2014 period and increased our costs by approximately $0.002 per pound during fiscal 2013. We have recently been forced to pass on the recent cost increases through price increases, and continue to monitor the beef markets. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2014 period was $7,574,000 or 57.2% of restaurant sales, as compared to $7,524,000 or 56.1% of restaurant sales in fiscal 2013 due partly to lower sales at our Company-owned restaurants and the higher costs incurred in re-opening the Coney Island and Yonkers restaurants. On December 31, 2013, the New York minimum wage increased to $8.00 which amounted to a 4.6% average salary increase for our employees that were affected. We estimate that this increase in minimum wage could increase our restaurant cost of sales by approximately 0.5% of restaurant sales if prices remain the same. Effective April 1, 2014, The City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees, that work more than 80 hours for the employer. Nathan’s operates three restaurants that will be affected by this new legislation.

Restaurant operating expenses were $3,142,000 in the fiscal 2014 period as compared to $2,700,000 in fiscal 2013. The increase in restaurant operating costs results primarily from the different number of months that the Coney Island restaurant operated in the two fiscal periods. During the fiscal 2014 period, the Coney Island restaurant operated for approximately 10 months as compared to operating for approximately 7 months during fiscal 2013. Nathan’s ongoing occupancy and insurance costs at the Coney Island restaurant subsequent to the storm were recovered as part of our business interruption claim. We incurred higher percentage rent on the increased sales at the Boardwalk location. In connection with our October 2013 insurance renewal, we incurred a significant increase in insurance costs, primarily property insurance, due to the impact of Superstorm Sandy on the insurance marketplace. We incurred lower restaurant operating expenses at our Yonkers restaurant which operated for approximately 4 months during the fiscal 2014 period as compared to approximately 8 months during fiscal 2013. Although utility costs were comparable during the fiscal 2014 period and fiscal 2013, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $1,157,000 in the fiscal 2014 period as compared to $940,000 in fiscal 2013. This increase is primarily attributable to the increased depreciation at the Coney Island and Yonkers restaurants. Since re-opening our Coney Island restaurant, we have incurred higher depreciation of approximately $191,000. Since re-opening our Yonkers restaurant, we have incurred higher depreciation of approximately $31,000 and expect to incur approximately $136,000 of depreciation per annum in connection with the redevelopment of the Yonkers restaurant.

General and administrative expenses increased by $1,023,000 or 9.8% to $11,460,000 in the fiscal 2014 period as compared to $10,437,000 in fiscal 2013. The increase in general and administrative expenses was primarily due to increased compensation costs, including stock-based compensation and payroll related taxes of $587,000, professional fees of $115,000, marketing and travel expense of $112,000 and manager training expenses of $37,000 in connection with the re-opening of our Coney Island and Yonkers restaurants.

Other Items

Interest income was $325,000 in the fiscal 2014 period as compared to $392,000 in fiscal 2013, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we anticipate lower investment income in the future.

Insurance gain of $2,774,000 during the fiscal 2014 period represents the difference between insurance proceeds received and the historical net book value of assets destroyed at our Flagship Coney Island restaurant and demolition costs resulting from Superstorm Sandy in addition to the settlement of the business interruption claim (See note M.4).

Other income, net of $76,000 in the fiscal 2014 period as compared to $82,000 in fiscal 2013 relates primarily to a sublease of a non-franchised restaurant.

Interest expense of $135,000 in the fiscal 2014 period and $453,000 in fiscal 2013 represents accrued interest in connection with Nathan’s appeal of the SMG damages award calculated at the New York State statutory rate of 9% per annum. On March 31, 2011, Nathan’s was required to enter into both a security agreement and a blocked deposit account control agreement and to deposit approximately $4,910,000 into the account and agree to deposit additional amounts monthly in an amount equal to the post-judgment interest. On July 24, 2013, we satisfied the judgment, in full settlement of this matter and no additional interest will accrue on this judgment.

The Company recognized an, other-than-temporary impairment charge on its long-term investment of $400,000 in the fiscal 2014 period based on management’s assessment of the future recoverability of the investment.

Provision for Income Taxes

In the fiscal 2014 period, the income tax provision was $5,234,000 or 38.6% of earnings before income taxes as compared to $4,671,000 or 38.5% of earnings before income taxes in fiscal 2013. Nathan’s effective tax rate was reduced by 0.9% during the fiscal 2014 period and reduced by 1.3% during fiscal 2013, due to the differing effects of tax-exempt interest income. During the fiscal 2014 period, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $67,000, which lowered the effective tax rate by 0.5%. Additionally, during fiscal 2013, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $38,000, which lowered the effective tax rate by 0.3%. Nathan’s effective tax rates without these adjustments would have been 40.0% for the fiscal 2014 period and 40.1% for fiscal 2013. Nathan’s estimates that its unrecognized tax benefits, including the related accrued interest and penalties could be reduced by up to $124,000 during fiscal 2015.

Off-Balance Sheet Arrangements

At March 29, 2015 and March 30, 2014, Nathan’s did not have any open purchase commitments for hot dogs outstanding. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at March 29, 2015 aggregated $51,393,000, a $29,316,000 increase during the fiscal 2015 period compared to cash and cash equivalents of $22,077,000 at March 30, 2014. At March 29, 2015, marketable securities were $7,091,000 compared to $11,187,000 at March 30, 2014 and net working capital increased to $61,605,000 from $35,378,000 at March 30, 2014. The increase in cash and cash equivalents is primarily due to the receipt of proceeds from the Company’s Notes offering as described below and from cash provided from operations.

On March 10, 2015, the Company completed an offering of $135.0 million aggregate principal amount of 10.000% Senior Secured Notes due 2020 (the “Notes”). The Company used the net proceeds of the Notes offering to pay a special dividend of $25.00 per share (approximately $116.1 million) to Company stockholders of record and will use the remaining net proceeds for general corporate purposes, including working capital.

The Notes were issued pursuant to an indenture, dated as of March 10, 2015 (the “Indenture”), by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, a national banking association, as trustee and collateral trustee.

The Notes mature on March 15, 2020 and bear interest at a rate of 10.000% per annum, payable semi-annually in cash in arrears on March 15 and September 15 of each year, beginning September 15, 2015. The Notes are redeemable under certain circumstances.

The Indenture contains certain covenants limiting the Company’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to, subject to certain exceptions and qualifications: (i) incur additional indebtedness; (ii) pay dividends or make other distributions on, redeem or repurchase, capital stock; (iii) make investments or other restricted payments; (iv) create or incur certain liens; (v) incur restrictions on the payment of dividends or other distributions from its restricted subsidiaries; (vi) enter into certain transactions with affiliates; (vii) sell assets; or (viii) effect a consolidation or merger.

The Indenture also contains customary events of default, including, among other things, failure to pay interest, failure to comply with agreements related to the indenture, failure to pay at maturity or acceleration of other indebtedness, failure to pay certain judgments, and certain events of insolvency or bankruptcy. Generally, if any event of default occurs, the Trustee or the holders of at least 25% in principal amount of the Notes may declare the Notes due and payable by providing notice to the Company. In case of default arising from certain events of bankruptcy or insolvency, the Notes will become immediately due and payable.

As of March 29, 2015, Nathan’s was in compliance with all covenants associated with the Notes.

The Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s wholly-owned domestic subsidiaries, with certain exceptions. Pursuant to the terms of a collateral trust agreement, the liens securing the Notes and the guarantees will be contractually subordinated to the liens securing any future credit facility.

The Notes and the guarantees will be the Company and the guarantors’ senior secured obligations and will rank:

●	senior in right of payment to all of the Company and the guarantors’ future subordinated indebtedness;
●	effectively senior to all unsecured senior indebtedness to the extent of the value of the collateral securing the Notes and the guarantees;
●	pari passu with all of the Company and the guarantors’ other senior indebtedness;
●	effectively junior to any future credit facility to the extent of the value of the collateral securing any future credit facility and the Notes and the guarantees and certain other assets;
●

effectively junior to any of the Company and the guarantors’ existing and future indebtedness that is secured by assets other than the collateral securing the Notes and the guarantees to the extent of the value of any such assets; and

●	structurally subordinated to the indebtedness of any of the Company’s current and future subsidiaries that do not guarantee the Notes.

Cash provided by operations of $13,285,000 in the fiscal 2015 period is primarily attributable to net income of $11,703,000 and other non-cash operating items of $2,476,000, reduced by changes in other operating assets and liabilities of $894,000. Accounts and other receivables, net of insurance proceeds received, increased $1,699,000 due primarily to increased sales from our Branded Product Program, higher license royalties from John Morrell & Co. and temporary advances to our advertising fund. The increase in prepaid expenses and other current assets of $1,403,000 primarily relates to prepaid income taxes at March 29, 2015. The increase in accounts payable and other current liabilities of $1,779,000 relates to accrued interest of $750,000, accrued incentive compensation of $517,000, dividends payable on unvested restricted stock of $375,000 and accrued professional fees of $249,000.

Cash provided by investing activities was $2,224,000 in the fiscal 2015 period. We received cash proceeds of $8,020,000 from the maturity of available-for-sale securities. We purchased available-for-sale securities of $4,258,000. We incurred capital expenditures of $1,538,000 in connection with the relocation of our Company-owned restaurant in Oceanside, New York, our Branded Product Program and other select restaurant improvements.

Cash provided by financing activities of $13,807,000 in the fiscal 2015 period is primarily attributable to the Company’s issuance of $135.0 million of the Notes offset by, debt discounts and issuance costs paid of $5,926,000 offset by a Special Dividend declared of $116,110,000 of which $115,110,000 was paid on March 27, 2015. The Company paid withholding taxes of $3,693,000 on the net share settlement exercise of share-based compensation plans. Nathan’s expects to realize tax benefits associated with employee stock option exercises of $4,572,000 and also received proceeds from the exercise of employee stock options of $880,000. Nathan’s purchased 37,661 shares of its common stock at a cost of $1,916,000 during the fiscal 2015 period.

During the period from October 2001 through March 29, 2015, Nathan’s purchased 4,647,687 shares of its common stock at a cost of approximately $56,800,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. . Since March 26, 2007, to date, we have repurchased 2,756,587 shares at a total cost of approximately $49,642,000, reducing the number of shares then-outstanding by 45.8%.

The Company currently has an aggregate of 251,272 shares available to be purchased under Nathan’s existing stock buy-back program Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

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

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at March 29, 2015 aggregating $51,393,000, and marketable securities of $7,091,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In March 2015, we completed a dividend recapitalization, returning approximately $116,110,000 to our shareholders and we may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan. We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the Fiscal year ending March 27, 2016, we will be required to make interest payments of approximately $13.8 million.

At March 29, 2015, we subleased to franchisees two properties we lease from third parties. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York. The Guaranty extended through the fifth Lease Year, as defined in the lease, which has expired as of March 29, 2015.The Guaranty could have been called upon in the event of a default by the tenant/franchisee. Nathan’s believes that its franchisee has fulfilled all of its obligations that Nathan’s guaranteed and Nathan’s has not been required to make any payments pursuant to the Guaranty. In connection with the Nathan’s franchise agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of March 29, 2015 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$135,000	$-	$-	$135,000	$-
Employment Agreements	3,412	1,264	1,548	400	200
Dividends Payable	1,000	375	500	125	-
Operating Leases	16,209	1,641	3,343	3,203	8,022
Gross Cash Contractual Obligations	155,621	3,280	5,391	138,728	8,222
Sublease Income	2,676	270	516	533	1,357
Net Cash Contractual Obligations	$152,945	$3,010	$4,875	$138,195	$6,865

a)	Represents 10.000% Senior Secured Notes due March 2020.

b)

At March 29, 2015, the Company had unrecognized tax benefits of $266,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $98,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. We continue to experience unprecedented increases in the cost of beef. The market price of hot dogs during the fiscal 2015 period was approximately 17.1% higher than the fiscal 2014 period. The market price of hot dogs during the fiscal 2014 period was approximately 7.4% higher than the fiscal 2013 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2015. Beef prices continue to be extremely volatile due to the supply constraints, as a result of the lingering effect of the drought in the Midwest during 2012. Beginning January 2008, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. Our last purchase commitment was completed in July 2013 and to date we have not entered in any new purchase commitments for beef. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

In March 2010, the Federal government passed new legislation to reform the U.S. health care system. As part of the plan, employers will be expected to provide their employees that work more than 30 hours per week with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we have been forced to expand healthcare coverage in 2015 or incur new penalties beginning January 2015 which will increase our health care costs.

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. The New York State minimum wage increased to $8.00 on December 31, 2013 and $8.75 on December 31, 2014, and will increase to $9.00 per hour on December 31, 2015. The impact of the December 31, 2014 New York minimum wage increase on the Company amounted to a 6.9% average salary increase for our employees that were affected. There have been recent protests in New York and other municipalities relating to compensation at fast food restaurants. In Governor Cuomo’s State of The State address, he also called for an increase in New York State’s minimum wage to $10.50 per hour throughout New York State and $11.50 per hour in New York City. Mayor DeBlasio, of the City of New York, had previously stated that New York City should have a minimum wage of $15.00 per hour. We estimate that the recent increase in minimum wage has the potential to increase our restaurant cost of sales by approximately 80 bps if prices remain the same. Although we only operate five Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees.

Effective April 1, 2014, the City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees that work more than 80 hours for the employer. Nathan’s operates three restaurants that have been affected by this new legislation.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 29, 2015, Nathan’s cash and cash equivalents aggregated $51,393,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $128,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of March 29, 2015, the market value of Nathan’s marketable securities aggregated $7,091,000. Interest income on these marketable securities would increase or decrease by approximately $18,000 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at March 29, 2015 that are sensitive to interest rate fluctuations:

	Valuation of securities Given an interest rate Decrease of X Basis points			Fair	Valuation of securities Given an interest rate Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS
Municipal notes and bonds	$7,077,000	$7,081,000	$7,086,000	$7,091,000	$7,101,000	$7,110,000	$7,119,000

Borrowings

At March 29, 2015, we had $135.0 million of Senior Secured Notes outstanding which are due in March 2020. Upon maturity, we anticipate having to refinance a significant portion of the Notes and such refinancing would be based upon the then-prevailing interest rates. Interest expense on these borrowings would increase or decrease by approximately $338,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. We continue to experience unprecedented increases in the cost of beef. The market price of hot dogs during the fiscal 2015 period was approximately 17.1% higher than the fiscal 2014 period. The market price of hot dogs during the fiscal 2014 period was approximately 7.4% higher than fiscal 2013. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products throughout fiscal 2016. Beef prices continue to be extremely volatile due to the supply constraints, as a result of the lingering effect of the drought in the Midwest during 2012. Beginning January 2008, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. Our last purchase commitment was completed in July 2013 and to date we have not entered in any new purchase commitments for beef. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets. A short-term increase or decrease of 10% in the cost of our food and paper products for the fifty-two weeks ended March 29, 2015 would have increased or decreased our cost of sales by approximately $5,587,000.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 29, 2015. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 2013, management believes that Nathan’s maintained effective internal control over financial reporting as of March 29, 2015. The effectiveness of our internal control over financial reporting as of March 29, 2015, has been audited by Grant Thornton LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.       Other Information.

On June 10, 2015, the Company and Wayne Norbitz entered into a Transition Agreement  (the “Transition Agreement”)  relating to the retirement of Mr. Norbitz as President and Chief Operating Officer of the Company. Under the Transition Agreement, Mr. Norbitz will continue to serve as President and Chief Operating Officer of the Company through August 7, 2015 at which time he will become a Consultant to the Company pursuant to the terms of a one year Consulting Agreement between him and the Company (the “Consulting Agreement”). The Consulting Agreement provides that Mr. Norbitz will receive a consulting fee of $16,291 per month. The Transition Agreement further provides that Mr. Norbitz will receive a severance payment of $288,750 and under the terms of the Transition Agreement  the Company purchased  from Mr. Norbitz  56,933 shares of the Company’s common stock, $.01 par value (the “Common Stock”) at a purchase price of $40.28 which was the closing price of the  Common Stock as reported on the Nasdaq Global Market on June 10,2015.  Mr. Norbitz will also be included as a nominee on management’s slate of Directors at the Company’s upcoming annual meeting of stockholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nathan’s Famous, Inc.

We have audited the internal control over financial reporting of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 29, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 29, 2015, and our report dated June 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

June 12, 2015

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

Item 11.      Executive Compensation.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2015 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 14.      Principal Accountant Fees and Services.

Audit Fees

We were billed by Grant Thornton LLP the aggregate amount of approximately $429,000 in respect of fiscal 2015 and $245,000 in respect of fiscal 2014 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q. The fiscal 2015 amount includes billings by Grant Thornton LLP of approximately $189,000 for fees for professional services rendered for the review of interim financial information in connection with the issuance of their comfort letter in conjunction with the private placement of the Company’s Senior Secured Notes.

Audit-Related Fees

Grant Thornton LLP did not render any audit-related services for fiscal 2015 and 2014 and, accordingly, did not bill for any such services.

Tax Fees

Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2015 and 2014 and, accordingly, did not bill for any such services.

All Other Fees

Grant Thornton LLP did not render any other services for fiscal 2015 and 2014 and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Grant Thornton LLP of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by Grant Thornton LLP during 2015 and 2014.

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

4.4

Indenture, dated as of March 10, 2015, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated March 10, 2015.)

10.1	***Employment Agreement with Wayne Norbitz, dated December 28, 1992. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 33-56976.)
10.2	Leases for premises at Coney Island, New York, as follows: (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease, dated November 22, 1967, between Nathan’s Realty Associates and the Company.
b) Lease, dated November 22, 1967, between Ida’s Realty Associates and the Company.
10.3	Lease with NWCM Corp. for premises at Oceanside, New York, dated March 14, 1975. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.4	Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)
10.5	401K Plan and Trust. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.6

***Amendment dated November 8, 1993, to the Employment Agreement, dated December 28, 1992, with Wayne Norbitz. (Incorporated by reference to Exhibit 10.19 to the Annual Report filed on Form 10-K for the fiscal year ended March 27, 1994.)

10.7

License Agreement dated as of February 28, 1994, among Nathan’s Famous Systems, Inc. and SMG, Inc., including amendments and waivers thereto. (Incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the fiscal year ended March 27, 1994.)

10.8

***Modification Agreement dated December 31, 1996, to the Employment Agreement with Wayne Norbitz. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 29, 1996.)

10.9

Amendment to License Agreement dated as of February 28, 1994, among Nathan’s Famous Systems, Inc. and SMG, Inc. including waivers and amendments thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q for the fiscal quarter ended December 29, 1996.)

10.10	2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 No. 333-101355.)
10.11	***Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 15, 2006.)
10.12	***Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 15, 2006.)
10.13	***Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 27, 2010.)
10.14	License Agreement dated April 23, 2008 between Roasters Asia Pacific (Cayman) Limited and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 23, 2008.)
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

10.17	***2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2010).
10.18	***Amendment to 2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2012).
10.19	***Amendment to Employment Agreement with Howard M. Lorber, dated November 1, 2012. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 23, 2012.)
10.20	***Restricted Stock Agreement with Howard M. Lorber, dated November 1, 2012. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 23, 2012.)
10.21	**Letter agreement dated December 5, 2012 between Nathan’s Famous Systems, Inc. and John Morrell & Co. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 23, 2012).
10.22	***Restricted Stock Agreement with Eric Gatoff, dated June 4, 2013. (Incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended March 31, 2013.)
10.23	*Parity Lien Security Agreement dated as of March 10, 2015, by and among Nathan’s Famous, Inc. and Other Assignors Identified therein and U.S. Bank National Association as Collateral Trustee.
10.24	*Transition Agreement and Release with Wayne Norbitz dated as of June 10, 2015.
10.25	*Consulting Agreement with Wayne Norbitz dated as of June 10, 2015.
10.26	10b5-1 Issuer Repurchase Instructions dated December 13, 2013, between the Company and Mutual Securities, Inc. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 13, 2013.)
10.27	Amendment to Issuer Repurchase Instructions, dated September 10, 2014, between the Company and Mutual Securities, Inc. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 11, 2014.)
21	*List of Subsidiaries of the Registrant.
23	*Consent of Grant Thornton LLP dated June 12, 2015.
31.1	*Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	*Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	*Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

*** Indicates a management plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of June, 2015.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of June, 2015.

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
Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nathan’s Famous, Inc.

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 29, 2015 and March 30, 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the fifty-two weeks ended March 29, 2015, the fifty-two weeks ended March 30, 2014, and the fifty-three weeks ended March 31, 2013. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan’s Famous, Inc. and subsidiaries as of March 29, 2015 and March 30, 2014, and the results of their operations and their cash flows for the fifty-two weeks ended March 29, 2015, the fifty-two weeks ended March 30, 2104, and the fifty-three weeks ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 29, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

June 12, 2015

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 29, 2015	March 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51,393	$22,077
Marketable securities	7,091	11,187
Accounts and other receivables, net	9,499	7,823
Inventories	822	947
Prepaid expenses and other current assets (Note F)	4,532	3,129
Deferred income taxes	277	26
Total current assets	73,614	45,189

Property and equipment, net of accumulated depreciation of $6,946 and $7,554, respectively	9,257	8,970
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	347	528

	$84,666	$56,135

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$5,319	$4,826
Accrued expenses and other current liabilities	6,412	4,751
Deferred franchise fees	278	234
Total current liabilities	12,009	9,811

Long-term debt, net of unamortized debt discounts and issuance costs of $5,860 (Note K)	129,140	-
Other liabilities	2,397	1,693
Deferred income taxes	1,028	734

Total liabilities	144,574	12,238

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,252,097 and 9,092,183 shares issued; and 4,604,410 and 4,482,157 shares outstanding at March 29, 2015 and March 30, 2014, respectively	93	91
Additional paid-in capital	60,196	57,578
(Accumulated deficit) retained earnings	(63,444)	40,963
Accumulated other comprehensive income	47	149
	(3,108)	98,781
Treasury stock, at cost, 4,647,687 and 4,610,026 shares at March 29, 2015 and March 30, 2014, respectively	(56,800)	(54,884)
Total stockholders’ (deficit) equity	(59,908)	43,897

	$84,666	$56,135

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Two	Fifty-Two	Fifty-Three
	weeks ended	weeks ended	weeks ended
	March 29, 2015	March 30, 2014	March 31, 2013
REVENUES
Sales	$75,520	$65,521	$56,656
License royalties	18,011	8,513	8,571
Franchise fees and royalties	5,581	5,718	5,842
Total revenues	99,112	79,752	71,069

COSTS AND EXPENSES
Cost of sales	61,951	53,072	44,874
Restaurant operating expenses	3,747	3,142	2,700
Depreciation and amortization	1,253	1,157	940
General and administrative expenses	12,203	11,460	10,437
Total costs and expenses	79,154	68,831	58,951

Income from operations	19,958	10,921	12,118

Interest expense	(816)	(135)	(453)
Interest income	176	325	392
Insurance gain (Note M.4)	-	2,774	-
Impairment charge – long-term investment (Note G)	-	(400)	-
Other income, net	87	76	82

Income before provision for income taxes	19,405	13,561	12,139
Provision for income taxes	7,702	5,234	4,671
Net income	$11,703	$8,327	$7,468

PER SHARE INFORMATION
Income per share:
Basic	$2.61	$1.87	$1.70
Diluted	$2.55	$1.81	$1.63

Cash dividends declared per share	$25.00	$-	$-

Weighted average shares used in computing income per share:
Basic	4,486,000	4,450,000	4,400,000
Diluted	4,588,000	4,605,000	4,588,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fifty-Two	Fifty-Two	Fifty-Three
	weeks ended	weeks ended	weeks ended
	March 29, 2015	March 30, 2014	March 31, 2013

Net income	$11,703	$8,327	$7,468

Other comprehensive loss, net of deferred income taxes:

Unrealized losses on marketable securities	(102)	(180)	(168)

Other comprehensive loss	(102)	(180)	(168)

Comprehensive income	$11,601	$8,147	$7,300

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Fifty-two weeks ended March 29, 2015, the Fifty-two weeks ended March 30, 2014 and the Fifty-three weeks ended March 31, 2013

(in thousands, except share amounts)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 25, 2012	8,855,263	$89	$53,396	$25,168	$497	4,491,486	$(50,313)	$28,837

Shares issued in connection with share-based compensation plans	102,918	1	388	-	-	-	-	389

Withholding tax on net share settlement of share-based compensation plans	-	-	(982)	-	-	-	-	(982)

Repurchase of common stock	-	-	-	-	-	88,077	(3,085)	(3,085)

Income tax benefit on stock option exercises	-	-	1,062	-	-	-	-	1,062

Share-based compensation	-	-	627	-	-	-	-	627

Unrealized losses on available-for-sale securities, net of deferred income tax benefit of $105	-	-	-	-	(168)	-	-	(168)

Net income	-	-	-	7,468	-	-	-	7,468
Balance, March 31, 2013	8,958,181	$90	$54,491	$32,636	$329	4,579,563	$(53,398)	$34,148

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Fifty-two weeks ended March 29, 2015, the Fifty-two weeks ended March 30, 2014 and the Fifty-three weeks ended March 31, 2013

(in thousands, except share amounts)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Income	Shares	Amount	Equity

Balance, March 31, 2013	8,958,181	$90	$54,491	$32,636	$329	4,579,563	$(53,398)	$34,148

Shares issued in connection with share-based compensation plans	134,002	1	943	-	-	-	-	944

Withholding tax on net share settlement of share-based compensation plans	-	-	(772)	-	-	-	-	(772)

Repurchase of common stock	-	-	-	-	-	30,463	(1,486)	(1,486)

Income tax benefit on stock option exercises	-	-	2,195	-	-	-	-	2,195

Share-based compensation	-	-	721	-	-	-	-	721

Unrealized losses on available-for-sale securities, net of deferred income tax benefit of $119	-	-	-	-	(180)	-	-	(180)

Net income	-	-	-	8,327	-	-	-	8,327
Balance, March 30, 2014	9,092,183	$91	$57,578	$40,963	$149	4,610,026	$(54,884)	$43,897

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Fifty-two weeks ended March 29, 2015, the Fifty-two weeks ended March 30, 2014 and the Fifty-three weeks ended March 31, 2013

(in thousands, except share amounts)

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common	Common	Paid-in	(Accumulated	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Income	Shares	Amount	(Deficit) Equity

Balance, March 30, 2014	9,092,183	$91	$57,578	$40,963	$149	4,610,026	$(54,884)	$43,897

Shares issued in connection with share-based compensation plans	159,914	2	880	-	-	-	-	882

Withholding tax on net share settlement of share-based compensation plans	-	-	(3,693)	-	-	-	-	(3,693)

Repurchase of common stock	-	-	-	-	-	37,661	(1,916)	(1,916)

Income tax benefit on stock option exercises	-	-	4,572	-	-	-	-	4,572

Share-based compensation	-	-	859	-	-	-	-	859

Unrealized losses on available-for-sale securities, net of deferred income tax benefit of $66	-	-	-	-	(102)	-	-	(102)

Dividends declared				(116,110)				(116,110)

Net income	-	-	-	11,703	-	-	-	11,703
Balance, March 29, 2015	9,252,097	$93	$60,196	$(63,444)	$47	4,647,687	$(56,800)	$(59,908)

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two	Fifty-Two	Fifty-Three
	weeks ended	weeks ended	weeks ended
	March 29, 2015	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$11,703	$8,327	$7,468
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,253	1,157	940
Insurance gain	-	(2,774)	-
Amortization of bond premium	164	150	130
Amortization of debt discounts and issuance costs	66	-	-
Share-based compensation expense	859	721	627
Provision for doubtful accounts	23	21	15
Impairment charge – long-term investment	-	400	-
Deferred income taxes	111	1,652	497
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,417)	(927)	(397)
Insurance proceeds received for business interruption claim	718	-	-
Inventories	125	99	79
Prepaid expenses and other current assets	(1,403)	(2,033)	298
Other assets	181	30	7
Accrued litigation	-	(5,874)	455
Accounts payable, accrued expenses and other current liabilities	1,779	2,329	(838)
Advances of insurance proceeds	-	-	130
Deferred franchise fees	44	(44)	155
Other liabilities	79	(358)	(72)

Net cash provided by operating activities	13,285	2,876	9,494

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	8,020	2,890	2,000
Insurance proceeds received for property and equipment (Note M.4)	-	2,711	449
Purchase of long-term investment	-	-	(500)
Change in restricted cash	-	(135)	(455)
Purchase of property and equipment	(1,538)	(4,339)	(998)
Purchase of available-for-sale securities	(4,258)	(2,219)	-
Litigation settlement	-	6,009	-

Net cash provided by investing activities	2,224	4,917	496

Cash flows from financing activities:
Proceeds from issuance of long-term debt	135,000	-	-
Debt discounts and issuance costs	(5,926)	-	-
Dividends paid to stockholders	(115,110)	-	-
Repurchase of treasury stock	(1,916)	(1,486)	(3,085)
Proceeds from the exercise of stock options	880	944	389
Income tax benefit on stock option exercises	4,572	2,195	1,062
Payments of withholding tax on net share settlement of share-based compensation plans	(3,693)	(772)	(982)
Net cash provided by (used in) financing activities	13,807	881	(2,616)

Net increase in cash and cash equivalents	29,316	8,674	7,374

Cash and cash equivalents, beginning of year	22,077	13,403	6,029

Cash and cash equivalents, end of year	$51,393	$22,077	$13,403

Cash paid during the year for:
Interest	$-	$1,099	$-
Income taxes	$4,545	$3,457	$2,548

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

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

At March 29, 2015, the Company’s restaurant system included five Company-owned units in the New York City metropolitan area and 296 franchised or licensed units, located in 27 states, the Cayman Islands and ten foreign countries.

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

2.     Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53-week reporting period. The results of operations and cash flows for the fiscal year ended March 29, 2015 contained 52 weeks. The results of operations and cash flows for the fiscal years ended March 30, 2014 contained 52 weeks and March 31, 2013 contained 53 weeks.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.     Reclassifications

As of March 29, 2015, Nathan’s has adopted a new income statement format that it believes will better present its results of operations. The Company concluded that it was appropriate to separately present its non-operating revenue and expenses. Accordingly, interest expense, impairment charge-long-term investment, insurance gain, interest income and other income, net, have been removed from total revenues and total costs and expenses. These prior year balances have been reclassified to conform with the current year presentation.

4.     Use of Estimates

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

5.     Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents amounted to $1,754 and $330 at March 29, 2015 and March 30, 2014, respectively. Substantially all of the Company’s cash and cash equivalents are in excess of government insurance.

6.     Inventories

Inventories, which are stated at the lower of cost or market value, consist primarily of food items and supplies. Cost is determined using the first-in, first-out method.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.     Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At March 29, 2015 and March 30, 2014, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based upon quoted market prices for similar assets as determined in active markets or model-derived valuations in which all significant inputs are observable for substantially the full-term of the asset, with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

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

The Company’s goodwill and intangible assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. As of March 29, 2015 and March 30, 2014, the Company performed its required annual impairment test of goodwill and intangible assets and has determined no impairment is deemed to exist.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. As a result of Hurricane Sandy, our Coney Island restaurant sustained significant damage which resulted in the write-off of $449 related to destroyed property (Note M.4). The restaurant was fully repaired and re-opened on May 20, 2013. No long-lived assets were deemed impaired during the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013.

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

March 29, 2015, March 30, 2014 and March 31, 2013

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 29, 2015 and March 30, 2014 based upon the valuation hierarchy:

March 29, 2015	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$7,091	$-	$7,091

Total assets at fair value	$-	$7,091	$-	$7,091

March 30, 2014	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$11,187	$-	$11,187

Total assets at fair value	$-	$11,187	$-	$11,187

Nathan’s marketable securities, which consist primarily of municipal bonds, are not actively traded. The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

The Company’s long-term debt had a carrying value of $135,000 as of March 29, 2015 and a fair value of $141,835 as of March 29, 2015. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

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

March 29, 2015, March 30, 2014 and March 31, 2013

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

At March 29, 2015 and March 30, 2014, $278 and $234, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, the Company earned franchise fees of $1,043, $863, and $852, respectively, from new unit openings, transfers, co-branding and forfeitures.

Development fees are non-refundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and shall be recognized, with an appropriate provision for estimated uncollectible amounts, when all material services or conditions to the sale have been substantially performed by the franchisor. If substantial obligations under the development agreement are not dependent on the number of individual franchise locations to be opened, substantial performance shall be determined using the same criteria applicable to an individual franchise, which is generally the opening of the first location pursuant to the development agreement. If substantial performance is dependent on the number of locations, then the development fee is deferred and recognized ratably over the term of the agreement, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 29, 2015 and March 30, 2014, $214 and $200, respectively, of deferred development fee revenue is included in other liabilities in the accompanying consolidated balance sheets.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a summary of franchise openings and closings for the Nathan’s franchise restaurant system for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013:

	March 29,	March 30,	March 31,
	2015	2014	2013

Franchised restaurants operating at the beginning of the period	324	303	299

New franchised restaurants opened during the period	36	56	40

Franchised restaurants closed during the period	(64)	(35)	(36)

Franchised restaurants operating at the end of the period	296	324	303

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

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

17.      Business Concentrations and Geographical Information

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 29, 2015, three Branded Product customers represented 20%, 17% and 10%, of accounts receivable. At March 30, 2014, three Branded Product customers represented 23%, 13% and 11%, of accounts receivable. At March 31, 2013, one retail licensee and three Branded Product customers each represented 18%, 16%, 11% and 10%, respectively, of accounts receivable. One Branded Products customer accounted for 17%, 17% and 12% of total revenue for the years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively. One retail licensee accounted for 17% of total revenue for the year ended March 29, 2015.

The Company’s primary supplier of hot dogs represented 83%, 75% and 82% of product purchases for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively. The Company’s distributor of products to its Company-owned restaurants represented 5%, 5% and 7% of product purchases for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively.

The Company’s revenues for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 were derived from the following geographic areas:

	March 29, 2015	March 30, 2014	March 31, 2013

Domestic (United States)	$95,682	$76,221	$68,025
Non-domestic	3,430	3,531	3,044
	$99,112	$79,752	$71,069

The Company’s sales for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 were derived from the following:

	March 29, 2015	March 30, 2014	March 31, 2013

Branded Products	$58,948	$51,877	$43,214
Company-owned restaurants	15,874	13,231	13,403
Other	698	413	39
	$75,520	$65,521	$56,656

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

18.     Advertising

The Company administers an advertising fund on behalf of its franchisees to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising fund are based on specified percentages of net sales, generally ranging up to 2%. Company-owned store advertising expense, which is expensed as incurred, was $175, $147 and $144, for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively, and have been included within restaurant operating expenses in the accompanying consolidated statements of earnings.

19.     Stock-Based Compensation

At March 29, 2015, the Company had one stock-based compensation plan in effect which is more fully described in Note L.

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

March 29, 2015, March 30, 2014 and March 31, 2013

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

22.    Adoption of New Accounting Pronouncements

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On April 29, 2015, the FASB issued a proposal to defer the standard's effective date until 2018. On May 12, 2015, the FASB issued a second proposed update to the standard clarifying the distinction between revenue from licenses of intellectual property that represent a promise to deliver a good or service over time versus a promise to be satisfied at a point in time. The Company continues to monitor these proposals and currently expects to use the modified retrospective method, recognizing a cumulative effect adjustment to retained earnings when adopted, and is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations.

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

In January 2015, the FASB issued new guidance to simplify the income statement presentation requirements by eliminating the seldom-used concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies the income statement presentation by no longer segregating such extraordinary items from the ordinary results of operations and separately stating the amount, net of tax along with the effect on earnings per share. This new standard is effective for annual periods beginning after December 15, 2015, including interim periods therein, which for Nathan’s would be its first quarter of fiscal 2017 beginning March 28, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Nathan’s expects to early adopt this standard in the first quarter of our fiscal year ending March 27, 2016 that begins on March 30, 2015. Nathan’s does not expect the adoption of this new guidance to have a material impact on its results of operations or financial position.

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs. Under the new standard, debt issuance costs related to a recognized debt liability shall be presented in the balance sheet as a direct deduction to the carrying value of the debt and not as an asset. The amendment is effective for public entities with fiscal years beginning after December 15, 2015 and interim periods within those periods and will be applied retroactively.  Early adoption of the amendment is permitted for financial statements that have not been previously issued. Nathan’s has early adopted this new standard in its financial statements beginning with the period ended March 29, 2015. The adoption of this new guidance did not have a material impact on its results of operations or financial position.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following chart provides a reconciliation of information used in calculating the per share amounts for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively:

	Net Income			Shares			Net income per share
	2015	2014	2013	2015	2014	2013	2015	2014	2013

Basic EPS
Basic calculation	$11,703	$8,327	$7,468	4,486,000	4,450,000	4,400,000	$2.61	$1.87	$1.70
Effect of dilutive employee stock options	-	-	-	102,000	155,000	188,000	(.06)	(.06)	(.07)

Diluted EPS
Diluted calculation	$11,703	$8,327	$7,468	4,588,000	4,605,000	4,588,000	$2.55	$1.81	$1.63

There were no options to purchase shares of common stock for the years ended March 29, 2015, March 30, 2014 and March 31, 2013 that were excluded from the computation of diluted earnings per share.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE D – MARKETABLE SECURITIES

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 29, 2015	$7,019	$72	$-	$7,091

March 30, 2014	$10,947	$240	$-	$11,187

As of March 29, 2015, the municipal bonds mature at various dates between April 2015 and January 2017. The following represents the bond maturities by period:

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

March 29, 2015	$7,091	$4,650	$2,441	$-	$-

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains included in the determination of net income are as follows:

	March 29, 2015	March 30, 2014	March 31, 2013
Available-for-sale securities:
Proceeds	$8,020	$2,890	$2,000
Gross realized gains	$-	$-	$-

The change in net unrealized losses on available-for-sale securities for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, of $(102), $(180) and $(168), respectively, which is net of deferred income taxes, has been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sale securities as of March 29, 2015 and March 30, 2014.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE E - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 29,	March 30,
	2015	2014

Branded product sales	$6,317	$5,141
Franchise and license royalties	2,570	1,658
Other	1,055	1,457
	9,942	8,256

Less: allowance for doubtful accounts	443	433

Accounts and other receivables, net	$9,499	$7,823

Accounts receivable are due within 30 days and are stated at amounts due from franchisees, retail licensees and Branded Product Program customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are generally considered past due. The Company does not recognize franchise and license royalties that are not deemed to be realizable.

The Company individually reviews each past due account and determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current and expected future ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings. The Company writes off accounts receivable when they are deemed to be uncollectible against the allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 are as follows:

	March 29, 2015	March 30, 2014	March 31, 2013

Beginning balance	$433	$130	$138
Bad debt expense	23	21	15
Uncollectible marketing fund contributions	-	320	5
Accounts written off	(13)	(38)	(28)

Ending balance	$443	$433	$130

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE F – PREPAID EXPENSES AND OTHER CURRENT ASSETS

 Prepaid expenses and other current assets consist of the following:

	March 29,	March 30,
	2015	2014

Income taxes	$3,525	$2,059
Insurance	497	506
Other	510	564

	$4,532	$3,129

NOTE G – LONG-TERM INVESTMENT

In September 2012, Nathan’s purchased 351,550 shares of Series A Preferred Stock in a privately-owned corporation for $500. Nathan’s investment currently represents a 2.5% equity ownership in the entity and Nathan’s does not have the ability to exercise significant influence over the investee. The shares have voting rights on the same basis as the common shareholders and have certain dividend rights, if declared. Nathan’s accounts for this investment pursuant to the cost method and recognizes dividends distributed by the investee as income to the extent that dividends are distributed from net accumulated earnings of the investee. There were no dividends declared by the investee during the fifty-two week periods ended March 29, 2015 or March 30, 2014. Each reporting period, management reviews the carrying value of this investment based upon the financial information provided by the investment’s management and considers whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other-than-temporary impairment in value has occurred. We are required to recognize an impairment on the investment if such impairment is considered to be other-than-temporary. We have performed our evaluation of whether indicators of impairment existed, and determined that an other-than-temporary impairment has occurred and recorded an impairment charge of $400 on this investment during the fifty-two week period ended March 30, 2014.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE H - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 29,	March 30,
	2015	2014

Land	$1,197	$1,197
Building and improvements	2,067	2,161
Machinery, equipment, furniture and fixtures	5,594	6,349
Leasehold improvements	6,120	6,792
Construction-in-progress	1,225	25
	16,203	16,524
Less: accumulated depreciation and amortization	6,946	7,554

	$9,257	$8,970

NOTE I – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER

                     LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 29,	March 30,
	2015	2014
Payroll and other benefits	$2,847	$2,433
Accrued rebates	815	855
Rent and occupancy costs	206	163
Deferred revenue	601	734
Construction costs	269	281
Unexpended advertising funds	-	52
Interest	750	-
Professional fees	329	81
Dividend payable	375	-
Other	220	152
	$6,412	$4,751

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE I – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES (continued)

Other liabilities consist of the following:

	March 29,	March 30,
	2015	2014
Deferred development fees	$214	$200
Reserve for uncertain tax positions (Note J)	555	620
Deferred rental liability	991	661
Dividend payable	625	-
Other	12	212
	$2,397	$1,693

NOTE J - INCOME TAXES

The income tax provision consists of the following for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013:

	March 29, 2015	March 30, 2014	March 31, 2013
Federal
Current	$5,992	$2,664	$3,237
Deferred	60	1,421	377
	6,052	4,085	3,614
State and local
Current	1,599	918	937
Deferred	51	231	120
	1,650	1,149	1,057
	$7,702	$5,234	$4,671

The total income tax provision for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 differs from the amounts computed by applying the United States Federal income tax rates of 35%, 34% and 34%, respectively, to income before income taxes as a result of the following:

	March 29, 2015	March 30, 2014	March 31, 2013

Computed “expected” tax expense	$6,792	$4,611	$4,127
State and local income taxes, net of Federal income tax benefit	1,112	773	633
Tax-exempt investment earnings	(63)	(110)	(133)
Change in uncertain tax positions, net	(62)	(22)	22
Nondeductible meals and entertainment and other	(77)	(18)	22
	$7,702	$5,234	$4,671

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE J - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 29,	March 30,
	2015	2014
Deferred tax assets
Accrued expenses	$145	$162
Allowance for doubtful accounts	52	49
Deferred revenue	432	569
Deferred stock compensation	223	594
Excess of straight line over actual rent	412	289
Investment	152	157
Other	140	129
Total gross deferred tax assets	$1,556	$1,949

Deferred tax liabilities
Deductible prepaid expense	288	302
Unrealized gain on marketable securities	16	83
Depreciation expense	1,692	1,692
Deductible business interruption expenses	-	293
Amortization	311	287
Total gross deferred tax liabilities	2,307	2,657
Net deferred tax (liability)	(751)	(708)
Less current portion	(277)	(26)
Long-term portion	$(1,028)	$(734)

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013.

	March 29, 2015	March 30, 2014	March 31, 2013

Unrecognized tax benefits, beginning of year	$283	$296	$422
Decreases of tax positions taken in prior years	(64)	(34)	(50)
Increases based on tax positions taken in current year	47	21	34
Settlements of tax positions taken in prior years	-	-	(110)
Unrecognized tax benefits, end of year	$266	$283	$296

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE J - INCOME TAXES (continued)

The amount of unrecognized tax benefits at March 29, 2015, March 30, 2014 and March 31, 2013 were $266, $283 and $296, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 29, 2015 and March 30, 2014, the Company had $289 and $329, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 Nathan’s recognized interest and penalties in the amounts of $44, $43, and $46, respectively. The Company believes that it is reasonably possible that decreases in unrecognized tax benefits of up to $98 may be recorded within the next year.

In May 2014, Nathan’s received notification from the Internal Revenue Service that it is seeking to review its tax return for the year ended March 31, 2013. The earliest tax years’ that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2012
New York State	2012
New York City	2012

NOTE K – LONG-TERM DEBT

Long-term debt consists of the following:

March 29,
2015

10.000% Senior secured notes due 2020	$135,000
Less: current maturities of long-term debt	-
Less: unamortized debt discounts and issuance costs	(5,860)
$129,140

On March 10, 2015, the Company completed the issuance of $135,000 of 10.000% Senior Secured Notes due 2020 (“The Notes”) in a Rule 144A transaction. The Company used the proceeds to pay a special cash dividend of approximately $116,100 (see Note L.1) with the remaining net proceeds for general corporate purposes, including working capital. Debt discounts and issuance costs are presented net of the long-term debt of approximately $5,926 which will be amortized into interest expense over the 5-year term of the Notes.

The notes bear interest at 10.000% per annum, payable semi-annually on March 15th and September 15th with the first payment due on September 15, 2015. The Notes have no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE K – LONG-TERM DEBT (continued)

There are no financial maintenance covenants associated with the Notes. The Indenture contains certain covenants limiting the Company’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to, subject to certain exceptions and qualifications: (i) incur additional indebtedness; (ii) pay dividends or make other distributions on, redeem or repurchase, capital stock; (iii) make investments or other restricted payments; (iv) create or incur certain liens; (v) incur restrictions on the payment of dividends or other distributions from its restricted subsidiaries; (vi) enter into certain transactions with affiliates; (vii) sell assets; or (viii) effect a consolidation or merger. Certain Restricted Payments which may be made or indebtedness incurred by Nathan’s or its Restricted Subsidiaries may require compliance with certain financial ratios.

The Indenture also contains customary events of default, including, among other things, failure to pay interest, failure to comply with agreements related to the indenture, failure to pay at maturity or acceleration of other indebtedness, failure to pay certain judgments, and certain events of insolvency or bankruptcy. Generally, if any event of default occurs, the Trustee or the holders of at least 25% in principal amount of the Notes may declare the Notes due and payable by providing notice to the Company. In case of default arising from certain events of bankruptcy or insolvency, the Notes will become immediately due and payable.

As of March 29, 2015, Nathan’s was in compliance with all covenants associated with the Notes.

The finacial ratios are as follows:

Fixed Charge Coverage Ratio: the ratio of the Consolidated Cash Flow to the Fixed Charges for the relevant period, currently set at 2.0 to 1.0 in the Indenture. The Fixed Charge Coverage Ratio applies to determining whether additional Restricted Payments may be made, certain additional debt may be incurred and acquisitions may be made.

Priority Secured Leverage Ratio: the ratio of (a) Consolidated Net Debt outstanding as of such date that is secured by a Priority Lien to (b) Consolidated Cash Flow of Nathan’s for the Test Period then most recently ended, in each case with such pro forma adjustments as are appropriate; currently set at 0.40 to 1.00 in the Indenture.

Secured Leverage Ratio: the ratio of (a) Consolidated Net Debt outstanding as of such date that is secured by a Lien on any property of Nathan’s or any Guarantor to (b) Consolidated Cash Flow of Nathan’s for the Test Period then most recently ended, in each case with such pro forma adjustments as are appropriate. The Secured Leverage Ratio under the Indenture is 3.75 to 1.00 and applies if Nathan’s wants to incur additional debt on the same terms as the Notes.

The Notes are general senior secured obligations, are guaranteed by the substantially all of the Company’s wholly-owned subsidiaries and rank pari passu in right of payment with all of the Company’s existing and future indebtedness that is not subordinated, are senior in right of payment to any of the Company’s existing and future subordinated indebtedness, are structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the Notes, and are effectively junior to all existing and future indebtedness that is secured by assets other than the collateral securing the Notes.

Prior to September 15, 2017, the Company has the option to redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 110% of the principal amount of the Notes redeemed, plus accrued and unpaid interest and any additional interest, with the net cash proceeds of certain equity offerings.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE K – LONG-TERM DEBT (continued)

The Company may redeem the Notes in whole or in part prior to September 15, 2017, at a redemption price of 100% of the principal amount of the Notes plus the Applicable Premium, plus accrued and unpaid interest. An Applicable Premium is the greater of 1% of the principal amount of the Notes; or the excess of the present value at such redemption date of (i) the redemption price of the Notes at September 15, 2017 plus (ii) all required interest payments due on the Notes through September 15, 2017 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over the then outstanding principal amount of the Notes. On or after September 15, 2017, the Company may redeem some or all of the Notes at a decreasing premium over time, plus accrued and unpaid interest as follows:

YEAR	PERCENTAGE
On or after September 15, 2017 and prior to March 15, 2018	105.000%
On or after March 15, 2018 and prior to March 15, 2019	102.500%
On and after March 15, 2019	100.000%

In certain circumstances involving a change of control, the Company will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Notes pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, the Company will be required to offer payment in cash equal to 101% of the aggregate principal amount of Notes repurchased plus accrued and unpaid interest, to the date of purchase.

If the Company sells certain assets and does not use the net proceeds as required, the Company will be required to use such net proceeds to repurchase the Notes at 100% of the principal amount thereof, plus accrued and unpaid interest and additional interest penalty, if any, to the date of repurchase.

The Notes may be traded between qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. We have recorded the Notes at cost. As of March 29, 2015, the fair value of the long-term debt was $141,835, as determined based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Dividend

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to shareholders of record as of March 20, 2015. On March 27, 2015, the Company paid cash dividends of approximately $115,100 to the shareholders of our outstanding common stock. The Company also accrued $1,000 for the expected dividends payable on unvested shares pursuant to the terms of the restricted stock agreements. As certain restricted stock grants vest beginning in June 2015, the declared dividend will be paid. We estimate that approximately $375 will be paid during the next fiscal year. The ex-date for the distribution was March 30, 2015 pursuant to NASDAQ regulations for dividend distributions that are greater than 25% of the Company’s market capitalization.

2.	Stock Incentive Plans

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

On September 13, 2012, the Company amended the 2010 Plan increasing the number of shares available for issuance by 250,000 shares. Shares to be issued under the 2010 Plan may be made available from authorized but unissued stock, common stock held by the Company in its treasury, or common stock purchased by the Company on the open market or otherwise. The number of shares issuable and the grant, purchase or exercise price of outstanding awards are subject to adjustment in the amount that the Company’s Compensation Committee considers appropriate upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. In the event that the Company issues restricted stock awards pursuant to the 2010 Plan, each share of restricted stock would reduce the amount of available shares for issuance by either 3.2 shares for each share of restricted stock granted or 1 share for each share of restricted stock granted. As of March 29, 2015, there were up to 268,500 shares available to be issued for future option grants or up to 204,219 shares of restricted stock that may be granted under the 2010 Plan.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

In general, options granted under the Company’s stock incentive plans have terms of five or ten years and vest over periods of between three and five years. The Company has historically issued new shares of common stock for options that have been exercised and used the Black-Scholes option valuation model to determine the fair value of options granted at the grant date.

During the fiscal year ended March 29, 2015, the Company granted options to purchase 50,000 shares at an exercise price of $53.89 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a four-year period commencing August 6, 2015.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted were as follows:

Weighted-average option fair values	$11.970

Expected life (years)	4.5

Interest rate	1.66%

Volatility	22.77%

Dividend Yield	0%

The expected dividend yield is based on historical and projected yields for regular dividends. The Company estimates expected volatility based primarily on historical monthly price changes of the Company’s stock equal to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on expected employment termination behavior.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows:

	March 29, 2015	March 30, 2014	March 31, 2013

Stock options	$318	$224	$224
Restricted stock	541	497	403
	$859	$721	$627

The tax benefit on stock-based compensation expense was $350, $286 and $251 for the years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively. As of March 29, 2015, there was $1,815 of unamortized compensation expense related to stock-based incentive awards. The Company expects to recognize this expense over approximately one year and one month, which represents the weighted average remaining requisite service periods for such awards.

A summary of the status of the Company’s stock options at March 29, 2015, March 30, 2014 and March 31, 2013 and changes during the fiscal years then ended is presented in the tables below:

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding – beginning of year	279,500	$15.22	429,500	$13.29	622,000	$13.21

Granted	50,000	$53.89	-	-	-	-

Expired	-	-	-	-	-	-

Exercised	(235,125)	14.74	(150,000)	9.71	(192,500)	13.04

Options outstanding - end of year	94,375	$36.90	279,500	$15.22	429,500	$13.29

Options exercisable - end of year	-	$-	190,750	$14.04	296,375	$11.29

Weighted-average fair value of options granted	50,000	$11.97	-	-	-	-

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

During the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, options to purchase 235,125, 150,000 and 192,500 shares were exercised which aggregated proceeds of $880, $944 and $389, respectively, to the Company. The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 was $13,040, $6,038 and $3,523, respectively.

The following table summarizes information about outstanding stock options at March 29, 2015:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 29, 2015	94,375	$36.90	2.87	$3,460

Options exercisable at March 29, 2015	-	$-	-	-

Exercise prices range from $17.75 to $53.89

Replacement stock options:

March 30, 2015, was the ex-dividend date for the Nathan’s dividend distribution that was paid on March 27, 2015. Pursuant to the mandatory anti-dilution provisions of the option plan, the Company will issue replacement options for the unvested stock options that were outstanding as of March 29, 2015. Nathan’s performed its evaluation based on the closing price of its common stock on Friday March 27, 2015 of $73.56 per share, or $48.56 per share excluding the dividend of $25.00 per share. No other terms or conditions of the outstanding options were modified. The anti-dilution provisions of the original award were structured to equalize the award’s fair value before and after the modification and as a result there will be no resulting incremental fair value after the modification to equalize value.

The following table summarizes information about the replacement stock options outstanding after the conversion, effective March 30, 2015:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 30, 2015	142,964	$24.36	2.87	$3,460

Options exercisable at March 30, 2015	-	$-	-	$-

Exercise prices range from $11.72 to $35.576

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Diluted Earnings Per Share for the fiscal year ended March 29, 2015 would have been $2.53 per share, based upon 4,621,000 weighted average shares outstanding after giving effect to the issuance of the replacement options.

Restricted stock:

Transactions with respect to restricted stock for the fiscal year ended March 29, 2015 are as follows:

		Weighted-
		Average
		Grant-date
		Fair value
	Shares	Per share
Unvested restricted stock at March 30, 2014	55,000	$38.61

Granted	-	-

Vested	(15,000)	$36.13

Unvested restricted stock at March 29, 2015	40,000	$39.54

The aggregate fair value of restricted stock vested during the fiscal years ended March 29, 2015 March 30, 2014 and March 31, 2013 was $965, $533 and $293, respectively.

3.            Common Stock Purchase Rights

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The Company’s Board of Directors may redeem the 2013 Rights prior to the time they are triggered. Upon adoption of the 2013 Rights Plan, the Company reserved 10,188,600 shares of common stock for issuance upon exercise of the 2013 Rights.  The 2013 Rights will expire on June 17, 2018 unless earlier redeemed or exchanged by the Company.

At March 29, 2015, the Company has reserved 10,311,542 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

4.      Stock Repurchase Programs

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

On September 11, 2014, the Company and MSI amended its existing agreement pursuant to which MSI was authorized on the Company’s behalf to purchase shares of the Company’s common stock, $.01 par value having a value of up to an additional $6,000, which purchases could commence on September 24, 2014. The agreement with MSI was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended to assist the Company in implementing its previously announced stock purchase plans.

Through March 29, 2015, Nathan’s purchased a total of 4,647,687 shares of common stock at a cost of approximately $56,800 pursuant to the various stock repurchase plans previously authorized by the Board of Directors. Of these repurchased shares, 37,661 shares were repurchased at a cost of $1,916 during the year ended March 29, 2015.

On November 9, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 300,000 shares. The Company has repurchased 548,728 shares at a cost of $13,194 under the sixth stock repurchase plan through March 29, 2015, an aggregate of 251,272 shares are available to be purchased. Purchases under the existing stock repurchase plan may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under the stock repurchase plan.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

In the event of termination due to Mr. Lorber’s death or disability, he is entitled to receive an amount equal to his salary and annual bonuses for a three-year period, which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination.

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2016, based on the original terms, and no non-renewal notice has been given.

Pursuant to the agreement, Mr. Gatoff will receive a base salary, currently $375, and an annual bonus based on his performance measured against the Company’s financial, strategic and operating objectives as determined by the Compensation Committee. The Gatoff Employment Agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company. On June 4, 2013, Mr. Gatoff received a grant of 25,000 shares of restricted stock at a fair value of $49.80 per share representing the closing price on the date of grant, subject to vesting as provided in a Restricted Stock Agreement between Mr. Gatoff and the Company. The compensation expense related to this restricted stock award is expected to be $1,245 and will be recognized, commencing of the grant date, over the next five years.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Effective May 31, 2007, the Company and its Executive Vice President entered into a new employment agreement which provided for annual compensation of $210 plus certain other benefits. In connection with the contemplated retirement of the Executive Vice President, effective February 12, 2013, the Company and the Executive Vice President agreed to amend the employment contract to extend the expiration of the employment term from September 30, 2013 until February 12, 2014 and the Company purchased his 67,619 shares of the Company’s common stock, $.01 par value at a purchase price of $36.87 per share which was the closing price of the Company’s common stock as reported on the Nasdaq Global Market on February 13, 2013. The amendment to the Employment Agreement further provided that he will serve as a consultant to the Company from February 13, 2014 until February 12, 2015, at which time the consulting agreement terminated.

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

    6.        Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 were $30, $34 and $31, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The Company has no plans or intentions to stop participating in the plan as of March 29, 2015 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Contributions to the Union Plan were $10, $10 and $16 for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively.

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

As of March 29, 2015, the Company had non-cancelable operating lease commitments, net of certain sublease rental income, as follows:

	Lease	Sublease	Net lease
	commitments	income	commitments

2016	$1,641	$270	$1,371
2017	1,658	254	1,404
2018	1,685	262	1,423
2019	1,658	266	1,392
2020	1,545	267	1,278
Thereafter	8,022	1,357	6,665

	$16,209	$2,676	$13,533

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE M – COMMITMENTS AND CONTINGENCIES (continued)

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,617, $1,391 and $1,102 for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively. Sublease rental income was $267, $265 and $353 for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively.

Contingent rental payments on building leases are typically made based on the percentage of gross sales of the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense, which is inclusive of common area maintenance charges, was approximately $489, $454 and $399 for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively.

At March 29, 2015, the Company leases two sites which it in turn subleases to franchisees, which expire on various dates through 2027 exclusive of renewal options. The Company remains liable for all lease costs when properties are subleased to franchisees.

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

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Guaranty”) in connection with its re-franchising of a restaurant located in West Nyack, New York. The Guaranty could be called upon in the event of a default by the tenant/franchisee. The Guaranty extends through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs. The guaranty expired as of March 29, 2015 and the Company has reversed all previously recorded liabilities in connection with this guaranty. In connection with the Nathan’s Franchise Agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty. Nathan’s has not been required to make any payments pursuant to the Guaranty.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE M – COMMITMENTS AND CONTINGENCIES (continued)

4.	Hurricane Sandy

On October 29, 2012, Superstorm Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. Seventy-eight franchised restaurants, including 18 Branded Menu locations, were closed for varying periods of time, one of which remains closed. Our Company-owned restaurant in Oceanside, New York was closed for approximately two weeks. Our Coney Island Boardwalk restaurant sustained minor damage and re-opened on March 18, 2013. Our flagship Coney Island restaurant incurred significant damage and re-opened on May 20, 2013. As a result of these damages, the Company incurred actual losses during the fiscal year ended March 31, 2013, of approximately $1,340, inclusive of amounts written off of $449 related to destroyed or damaged property and equipment and $42 of unsalable inventories.

As of March 30, 2014, the Company settled the property damage claim with its insurers and received payments of approximately $3,400, net of fees, from our insurer and used these proceeds towards the rebuilding of the Coney Island restaurant. In connection with the settlement of the property and casualty loss, the Company recognized a gain of approximately $2,774 during the fiscal ended March 30, 2014.

In April 2014, the Company settled its claim for reimbursable on-going business expenses while the restaurant was closed of approximately $718, net of fees, that was included in accounts and other receivables in the accompanying balance sheet as of March 30, 2014.

NOTE N - RELATED PARTY TRANSACTIONS

An accounting firm of which Charles Raich, who serves on Nathan’s Board of Directors, has been The Founding Partner, received ordinary tax preparation and other consulting fees of $160, $130 and $136 for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively.

A firm to which Mr. Lorber is as an investor (and, prior to January 2012, a consultant), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $24, $24 and $25 for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2015, March 30, 2014 and March 31, 2013

NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2015

Total revenues	$27,668	$28,953	$22,353	$20,401
Gross profit (a)	4,240	4,716	2,594	2,019
Net income	4,071	3,854	2,241	1,537

Per share information
Net income per share
Basic (b)	$.91	$.86	$.50	$.34
Diluted (b)	$.89	$.84	$.49	$.34

Shares used in computation of net income per share
Basic (b)	4,471,000	4,472,000	4,482,000	4,521,000
Diluted (b)	4,593,000	4,593,000	4,603,000	4,562,000

After giving effect to the issuance of the replacement options, Diluted Earnings Per Share would have been $0.34 per share based upon 4,576,000 weighted average shares outstanding for the fourth quarter ended March 29, 2015.

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

NOTE P - SUBSEQUENT EVENT

On June 10, 2015, the Company and Wayne Norbitz entered into a Transition Agreement  (the “Transition Agreement”)  relating to the retirement of Mr. Norbitz as President and Chief Operating Officer of the Company. Under the Transition Agreement, Mr. Norbitz will continue to serve as President and Chief Operating Officer of the Company through August 7, 2015 at which time he will become a Consultant to the Company pursuant to the terms of a one year Consulting Agreement between him and the Company (the “Consulting Agreement”). The Consulting Agreement provides that Mr. Norbitz will receive a consulting fee of $16,291 per month. The Transition Agreement further provides that Mr. Norbitz will receive a severance payment of $288,750 and under the terms of the Transition Agreement  the Company purchased  from Mr. Norbitz  56,933 shares of the Company’s common stock, $.01 par value (the “Common Stock”) at a purchase price of $40.28 which was the closing price of the  Common Stock as reported on the Nasdaq Global Market on June 10,2015.  Mr. Norbitz will also be included as a nominee on management’s slate of Directors at the Company’s upcoming annual meeting of stockholders.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 29, 2015, March 30, 2014 and March 31, 2013

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E

Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of period

Fifty-two weeks ended March 29, 2015

Allowance for doubtful accounts - accounts receivable	$433	$23	$-		$$13	(b)	$443

Fifty-two weeks ended March 30, 2014

Allowance for doubtful accounts - accounts receivable	$130	$21	$320	(a)	$38	(b)	$433

Fifty-three weeks ended March 31, 2013

Allowance for doubtful accounts - accounts receivable	$138	$15	$5	(a)	$28	(b)	$130

(a)    Uncollectible marketing fund contributions.

(b)    Uncollectible amounts written off.