Form 10-Q
period 2015-06-28
NATHANS FAMOUS INC
filed 2015-08-07
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015.

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

At August 5, 2015, an aggregate of 4,430,523 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 28, 2015 and March 29, 2015

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ASSETS	June 28, 2015	March 29, 2015
CURRENT ASSETS
Cash and cash equivalents	$51,603	$51,393
Marketable securities	7,832	7,091
Accounts and other receivables, net	12,542	9,499
Inventories	1,120	822
Prepaid expenses and other current assets (Note H)	1,360	4,532
Deferred income taxes	277	277
Total current assets	74,734	73,614

Property and equipment, net of accumulated depreciation of $7,285 and $6,946, respectively	9,072	9,257
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	343	347

	$85,597	$84,666

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$7,118	$5,319
Accrued expenses and other current liabilities (Note I)	8,123	6,412
Deferred franchise fees	376	278
Total current liabilities	15,617	12,009

Long-term debt, net of unamortized debt discounts and issuance costs of $5,563 and $5,860, respectively (Note N)	129,437	129,140
Other liabilities	2,193	2,397
Deferred income taxes	1,060	1,028

Total liabilities	148,307	144,574

COMMITMENTS AND CONTINGENCIES (Note O)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,263,408 and 9,252,097 shares issued; and 4,479,734 and 4,604,410 shares outstanding at June 28, 2015 and March 29, 2015, respectively	93	93
Additional paid-in capital	60,449	60,196
Accumulated (deficit)	(61,134)	(63,444)
Accumulated other comprehensive income	42	47
	(550)	(3,108)
Treasury stock, at cost, 4,783,674 and 4,647,687 shares at June 28, 2015 and March 29, 2015, respectively	(62,160)	(56,800)
Total stockholders’ (deficit)	(62,710)	(59,908)

	$85,597	$84,666

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 28, 2015 and June 29, 2014

(in thousands, except share and per share amounts)

(Unaudited)

	June 28, 2015	June 29, 2014

REVENUES
Sales	$22,891	$20,528
License royalties	6,536	5,568
Franchise fees and royalties	1,227	1,489
Total revenues	30,654	27,585

COSTS AND EXPENSES
Cost of sales	18,106	16,288
Restaurant operating expenses	969	1,064
Depreciation and amortization	339	346
General and administrative expenses	3,624	3,108
Total costs and expenses	23,038	20,806

Income from operations	7,616	6,779

Interest expense	(3,709)	-
Interest income	5	62
Other income, net	26	21

Income before provision for income taxes	3,938	6,862
Provision for income taxes	1,628	2,791
Net income	$2,310	$4,071

PER SHARE INFORMATION
Income per share:
Basic	$.50	$.91
Diluted	$.50	$.89

Weighted average shares used in computing income per share:
Basic	4,584,000	4,471,000
Diluted	4,621,000	4,593,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thirteen weeks ended June 28, 2015 and June 29, 2014

(in thousands)

(Unaudited)

	June 28, 2015	June 29, 2014

Net income	$2,310	$4,071

Other comprehensive loss, net of deferred income taxes:

Unrealized losses on marketable securities	(5)	(32)

Other comprehensive loss	(5)	(32)

Comprehensive income	$2,305	$4,039

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Thirteen weeks ended June 28, 2015

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	(Accumulated	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Income	Shares	Amount	(Deficit)

Balance, March 29, 2015	9,252,097	$93	$60,196	$(63,444)	$47	4,647,687	$(56,800)	$(59,908)

Shares issued in connection with share- based compensation plans	11,311	-	44					44

Withholding tax on net share settlement of share-based compensation plans			(59)					(59)

Repurchase of common stock						135,987	(5,360)	(5,360)

Income tax benefit on stock option exercises			65					65

Share-based compensation			203					203

Unrealized losses on available-for-sale securities, net of deferred income tax benefit of $(3)					(5)			(5)

Net income	-	-	-	2,310	-	-	-	2,310
Balance, June 28, 2015	9,263,408	$93	$60,449	$(61,134)	$42	4,783,674	$(62,160)	$(62,710)

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 28, 2015 and June 29, 2014

(in thousands)

(Unaudited)

	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$2,310	$4,071
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	339	346
Amortization of bond premium	68	48
Amortization of debt discounts and issuance costs	297	-
Share-based compensation expense	203	191
Provision for doubtful accounts	16	-
Deferred income taxes	35	44
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,059)	(3,337)
Insurance proceeds received for business interruption claim	-	718
Inventories	(298)	(158)
Prepaid expenses and other current assets	3,172	2,440
Other assets	4	48
Accounts payable, accrued expenses and other current liabilities	3,635	(1,412)
Deferred franchise fees	98	85
Other liabilities	(204)	(65)

Net cash provided by operating activities	6,616	3,019

Cash flows from investing activities:
Proceeds from sale and maturities of available-for-sale securities	3,070	1,670
Purchase of property and equipment	(154)	(220)
Purchase of available-for-sale securities	(3,887)	-

Net cash (used in) provided by investing activities	(971)	1,450

Cash flows from financing activities:
Income tax benefit on stock option exercises	65	294
Proceeds from exercise of stock options	44	89
Dividends paid upon vesting of restricted stock	(125)	-
Payments of withholding tax on net share settlement of share-based compensation plans	(59)	(265)
Repurchase of treasury stock	(5,360)	(1,559)

Net cash (used in) financing activities	(5,435)	(1,441)

Net increase in cash and cash equivalents	210	3,028

Cash and cash equivalents, beginning of period	51,393	22,077

Cash and cash equivalents, end of period	$51,603	$25,105

Cash paid during the period for:
Interest	$-	$-
Income taxes (refunded) / paid	$(1,453)	$36

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2015

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 28, 2015 and June 29, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2015. There have been no changes to the Company’s significant accounting policies subsequent to March 29, 2015.

NOTE B – ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance changing the criteria for reporting discontinued operations. The revised definition of a discontinued operation includes those components of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance eliminates the current requirement to assess continuing cash flow and continuing involvement with the disposal group. The revised definition also includes a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale. A disposal meeting the new definition is required to be reported as discontinued operations when the component of an entity or group of components of an entity meets the held for sale criteria, is actually disposed of by sales, or is disposed of through means other than a sale. The guidance was effective for the Company beginning in the first quarter of fiscal 2016 and did not have a material impact on its results of operations or financial position.

In January 2015, the FASB issued new guidance to simplify the income statement presentation requirements by eliminating the seldom-used concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies the income statement presentation by no longer segregating such extraordinary items from the ordinary results of operations and separately stating the amount, net of tax along with the effect on earnings per share. This new standard is effective for annual periods beginning after December 15, 2015, including interim periods therein, which for Nathan’s would be its first quarter of fiscal 2017 beginning March 28, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company early adopted this standard beginning in the first quarter of fiscal 2016. The adoption did not have a material impact on its results of operations or financial position.

NOTE C – NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording income to virtually all industries financial statements, under U.S. GAAP. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. Public companies were originally expected to apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein, which for Nathan’s would have been its first quarter of fiscal 2018, beginning on March 27, 2017. On May 12, 2015 the FASB issued a second proposed update to the standard clarifying the distinction between revenue from licenses of intellectual property that represent a promise to deliver a good or service over time versus a promise to be satisfied at a point in time. On July 9, 2015, the FASB agreed to delay the standard’s effective date to annual reporting periods beginning after December 15, 2017 which will now be our first quarter (June 2018) of our fiscal year ending March 31, 2019. The Company is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations.

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

In July 2015, the FASB updated U.S. GAAP to simplify the ways businesses measure inventory. Companies that use the first-in, first-out (FIFO) method or the average cost method will measure inventory at the lower of its cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal, and transportation. Companies will no longer consider replacement cost or net realizable value less a normal profit margin when measuring inventory. This new standard is effective for annual reporting periods beginning after December 15, 2016 which will be our first quarter (June 2017) of our fiscal year ending March 25, 2018. Nathan’s does not expect the adoption of this new guidance to have a material impact on its results of operations or financial position.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements.

NOTE D – INCOME PER SHARE

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen-week periods ended June 28, 2015 and June 29, 2014, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2015	2014	2015	2014	2015	2014
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,310	$4,071	4,584	4,471	$0.50	$0.91
Effect of dilutive employee stock options	-	-	37	122	-	(0.02)
Diluted EPS
Diluted calculation	$2,310	$4,071	4,621	4,593	$0.50	$0.89

There were no options to purchase shares of common stock for the thirteen week periods ended June 28, 2015 and June 29, 2014 that were excluded from the computation of diluted earnings per share.

NOTE E – FAIR VALUE MEASUREMENTS

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

The following table presents assets measured at fair value on a recurring basis as of June 28, 2015 and March 29, 2015 based upon the valuation hierarchy (in thousands):

June 28, 2015	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$7,832	$-	$7,832

Total assets at fair value	$-	$7,832	$-	$7,832

March 29, 2015	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$7,091	$-	$7,091

Total assets at fair value	$-	$7,091	$-	$7,091

Nathan’s marketable securities, which consist primarily of municipal bonds, are not actively traded. The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

The Company’s long-term debt had a carrying value of $135,000,000 as of June 28, 2015 and a fair value of $144,788,000 as of June 28, 2015. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 28, 2015, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE F – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At June 28, 2015 and March 29, 2015, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value (Note E), with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

June 28, 2015	$7,768	$64	$-	$7,832

March 29, 2015	$7,019	$72	$-	$7,091

The municipal bonds held at June 28, 2015, mature at various dates between July 2015 and January 2017. The following represents the bond maturities by period (in thousands):

Fair value of Municipal Bonds	Total	Less than 1 Year	1 – 5 Years	5 – 10 Years	After 10 Years

June 28, 2015	$7,832	$6,767	$1,065	$-	$-

The change in net unrealized losses on available-for-sale securities for the thirteen-week periods ended June 28, 2015 and June 29, 2014 of $5,000 and $32,000, respectively, which are net of deferred income tax benefit, of $3,000 and $22,000, respectively, have been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sale securities as of June 28, 2015 and March 29, 2015.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 28,	March 29,
	2015	2015

Branded product sales	$7,709	$6,317
Franchise and license royalties	3,708	2,570
Other	1,572	1,055
	12,989	9,942

Less: allowance for doubtful accounts	447	443
Accounts and other receivables, net	$12,542	$9,499

Accounts receivable are due within 30 days and are stated at amounts due from franchisees, retail licensees and Branded Product Program customers, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are generally considered past due. The Company does not recognize franchise and license royalties that are not deemed to be realizable.

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

Changes in the Company’s allowance for doubtful accounts for the thirteen-week period ended June 28, 2015 and the fiscal year ended March 29, 2015 are as follows (in thousands):

	June 28, 2015	March 29, 2015

Beginning balance	$443	$433
Bad debt expense	16	23
Accounts written off	(12)	(13)
Ending balance	$447	$443

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 28,	March 29,
	2015	2015

Income taxes	$532	$3,525
Insurance	303	497
Other	525	510
	$1,360	$4,532

NOTE I – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 28,	March 29,
	2015	2015
Payroll and other benefits	$1,452	$2,847
Accrued rebates	789	815
Rent and occupancy costs	301	206
Deferred revenue	383	601
Construction costs	186	269
Interest	4,163	750
Professional fees	224	329
Dividend payable	375	375
Other	250	220
	$8,123	$6,412

Other liabilities consist of the following (in thousands):

	June 28,	March 29,
	2015	2015
Deferred development fees	$177	$214
Reserve for uncertain tax positions	548	555
Deferred rental liability	961	991
Dividend payable	500	625
Other	7	12
	$2,193	$2,397

NOTE J – SALES

The Company’s sales for the thirteen weeks ended June 28, 2015 and June 29, 2014 are as follows (in thousands):

	Thirteen weeks ended
	June 28, 2015	June 29, 2014

Branded Products	$17,415	$15,064
Company-operated restaurants	5,299	5,291
Other	177	173
Total sales	$22,891	$20,528

NOTE K – INCOME TAXES

The income tax provisions for the thirteen-week periods ended June 28, 2015 and June 29, 2014 reflect effective tax rates of 41.3% and 40.7%, respectively, which have been reduced from statutory rates by 0.1% and 0.4%, respectively, for the differing effects of tax exempt interest income.

The amount of unrecognized tax benefits at June 28, 2015 was $253,000, all of which would impact Nathan’s effective tax rate, if recognized. As of June 28, 2015, Nathan’s had $291,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the fiscal year ending March 27, 2016, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $98,000, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 27, 2016 will be in the range of approximately 40.4% to 41.6%, excluding the potential impact of any reduction to the Company’s unrecognized tax benefits. The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

In June 2015, Nathan’s received notification from the New York State Department of Taxation and Finance that it is seeking to review Nathan’s tax returns for the period April 1, 2011 through March 31, 2014.

NOTE L – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 28, 2015 and June 29, 2014 was $203,000 and $191,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of June 28, 2015, there was $1,599,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately two years and eight months, which represents the weighted average remaining requisite service periods for such awards.

There were no new share-based awards granted during the thirteen-week period ended June 28, 2015.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended
	June 28, 2015	June 29, 2014

Stock options	$68	$56
Restricted stock	135	135
Total compensation cost	$203	$191

Stock options outstanding:

During the fiscal year ended March 29, 2015, the Company granted options to purchase 50,000 shares at an exercise price of $53.89 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a four-year period commencing August 6, 2015.

The ex-dividend date for the special cash dividend was March 30, 2015, which was paid on March 27, 2015, to stockholders of record as of March 20, 2015. Pursuant to the anti-dilution provisions of the Company’s 2010 Stock Incentive Plan, as awarded, the Company issued 75,745 replacement options at an exercise price of $35.576 for the unvested stock options that were outstanding as of March 29, 2015. Nathan’s performed its evaluation based on the closing price of its common stock on Friday, March 27, 2015 of $73.56 per share, or $48.56 per share excluding the dividend of $25.00 per share. No other terms or conditions of the outstanding options were modified. The anti-dilution provisions of the original award were structured to equalize the award’s fair value before and after the modification.

Transactions with respect to stock options for the thirteen weeks ended June 28, 2015 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at the beginning of the fiscal year (A)	142,964	$24.36	2.87	$3,460

Granted	-	-	-	-

Expired	(3,787)	$11.72	-	-

Exercised	(9,467)	$11.72	-	261

Options outstanding at June 28, 2015	129,710	$25.65	2.79	$1,423

Options exercisable at June 28, 2015	53,965	$11.72	0.94	$1,344

A -	Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s special dividend.

Restricted stock:

Transactions with respect to restricted stock for the thirteen weeks ended June 28, 2015 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 29, 2015	40,000	$39.54

Granted	-	-
Vested	(5,000)	$49.80

Unvested restricted stock at June 28, 2015	35,000	$38.07

NOTE M – STOCKHOLDERS’ EQUITY

1. Dividend

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to stockholders of record as of March 20, 2015. On March 27, 2015, the Company paid cash dividends of approximately $115,100,000 to the stockholders of our outstanding common stock. The Company also accrued $1,000,000 for the expected dividends payable on unvested shares pursuant to the terms of the restricted stock agreements. As certain restricted stock grants vest beginning in June 2015, the declared dividend will be paid. We have paid $125,000 of the accrued dividend and estimate that approximately $250,000 will also be paid during the remainder of the fiscal year. The ex-date for the distribution was March 30, 2015 pursuant to NASDAQ regulations for dividend distributions that are greater than 25% of the Company’s market capitalization.

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

At June 28, 2015, the Company has reserved 13,293,670 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

3. Stock Repurchase Programs

During the period from October 2001 through June 28, 2015, Nathan’s purchased a total of 4,783,674 shares of its common stock at a cost of approximately $62,160,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirteen-week period ended June 28, 2015, we repurchased 135,987 shares of common stock at a cost of $5,360,000.

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

As of June 28, 2015, an aggregate of 115,285 shares can still be purchased under Nathan’s existing stock buy-back program.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

NOTE N – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 28,	March 29,
	2015	2015

10.000% Senior secured notes due 2020	$135,000	$135,000
Less: unamortized debt discounts and issuance costs	(5,563)	(5,860)
	$129,437	$129,140

On March 10, 2015, the Company completed the issuance of $135,000,000 of 10.000% Senior Secured Notes due 2020 (“the Notes”) in a Rule 144A transaction. The Company used the proceeds to pay a special cash dividend of approximately $116,100,000 (see Note M) with the remaining net proceeds for general corporate purposes, including working capital. Debt discounts and issuance costs are presented net of the long-term debt of approximately $5,563,000 which will be amortized into interest expense over the remaining 5-year term of the Notes.

The Notes bear interest at 10.000% per annum, payable semi-annually on March 15th and September 15th with the first payment due on September 15, 2015. The Notes have no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

There are no financial maintenance covenants associated with the Notes. The Indenture contains certain covenants limiting the Company’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to, subject to certain exceptions and qualifications: (i) incur additional indebtedness; (ii) pay dividends or make other distributions on, redeem or repurchase, capital stock; (iii) make investments or other restricted payments; (iv) create or incur certain liens; (v) incur restrictions on the payment of dividends or other distributions from its restricted subsidiaries; (vi) enter into certain transactions with affiliates; (vii) sell assets; or (viii) effect a consolidation or merger. Certain Restricted Payments which may be made or indebtedness incurred by Nathan’s or its Restricted Subsidiaries may require compliance with the following financial ratios:

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

As of June 28, 2015, Nathan’s was in compliance with all covenants associated with the Notes.

The Notes are general senior secured obligations, are fully and unconditionally guaranteed by substantially all of the Company’s wholly-owned subsidiaries and rank pari passu in right of payment with all of the Company’s existing and future indebtedness that is not subordinated, are senior in right of payment to any of the Company’s existing and future subordinated indebtedness, are structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the Notes, and are effectively junior to all existing and future indebtedness that is secured by assets other than the collateral securing the Notes. Pursuant to the terms of a collateral trust agreement, the liens securing the Notes and the guarantees will be contractually subordinated to the liens securing any future credit facility.

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

On or after September 15, 2017, the Company may redeem some or all of the Notes at a decreasing premium over time, plus accrued and unpaid interest as follows:

YEAR	PERCENTAGE
On or after September 15, 2017 and prior to March 15, 2018	105.000%
On or after March 15, 2018 and prior to March 15, 2019	102.500%
On or after March 15, 2019	100.000%

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

NOTE O – COMMITMENTS AND CONTINGENCIES

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

NOTE P – SUPERSTORM SANDY

October 29, 2012, Superstorm Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. During the fiscal year ended March 30, 2014, the Company settled its property damage claim and in April 2014, the Company settled its claim for reimbursable on-going business expenses.

NOTE Q - RECLASSIFICATIONS

Nathan’s has adopted a new income statement format that it believes will better present its results of operations. The Company concluded that it was appropriate to separately present its non-operating revenues and expenses. Accordingly, interest expense, interest income and other income, net, have been removed from total revenues and total costs and expenses. These prior year balances have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the three-year drought in the Midwest, along with freezing temperatures during the winter causing a reduced supply of cattle), and increases in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of our supply agreement for hot dogs with John Morrell & Co., the impact of our debt service and repayment obligations under the Notes; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; no material increases in the minimum wage or other changes in labor laws or the impact of the new union contract; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 29, 2015, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At June 28, 2015, our restaurant system consisted of 291 Nathan’s franchised units, including 118 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, and ten foreign countries. At June 29, 2014, our restaurant system consisted of 311 Nathan’s franchised units, including 121 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 28 states, the Cayman Islands and nine foreign countries.

In addition to plans for expansion through our Branded Product Program, licensing and franchising, Nathan’s continues to seek to co-brand within its restaurant system. Nathan’s is also the owner of the Arthur Treacher’s brand. At June 28, 2015, the Arthur Treacher’s brand was being sold within 45 Nathan’s restaurants. Additionally, during the fiscal year ended March 30, 2014, we entered into our first multi-unit Arthur Treacher’s Branded Menu Program agreement with a qualified foodservice operator for inclusion of Arthur Treacher’s products in non-Nathan’s facilities. Currently seven locations are operating, and we may seek to further market this program in the future.

As described in our Annual Report on Form 10-K for the year ended March 29, 2015, our future results could be materially impacted by many developments including our dependence on John Morrell & Co. as our principal supplier. In addition, our future operating results could be impacted by supply constraints on beef, as a result of the lingering effect of the drought in the Midwest on beef prices.

On March 10, 2015, we consummated a $135 million offering of 10.000% Senior Secured Notes due 2020 (“the Notes”) and paid a dividend of $25.00 per share (or approximately $116.1 million in the aggregate). Our future results could also be impacted by our obligations under the Notes. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of $13.5 million per annum and annual amortization of debt discounts and issuance costs of $1,185,000. The Indenture governing the Notes will impose operating and other restrictions on us. Because the Notes were entered into in March 2015, and require us to make semi-annual interest payments, our net income for the quarter ended June 28, 2015 is significantly negatively impacted compared to our reported net income for the quarter ended June 29, 2014. Accordingly, as described below we are also including information relating to EBITDA and Adjusted EBITDA in this Form 10-Q quarterly report.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 29, 2015, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). Since March 29, 2015, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

Adoption of New Accounting Pronouncements

Please refer to Note B of the preceding consolidated financial statements for our discussion of the Adoption of New Accounting Pronouncements.

New Accounting Pronouncements Not Yet Adopted

Please refer to Note C of the preceding consolidated financial statements for our discussion of New Accounting Pronouncements Not Yet Adopted.

EBITDA and Adjusted EBITDA

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

Reconciliation of GAAP and Non-GAAP Measures

The following is provided to supplement certain Non-GAAP financial measures.

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA excluding (i) stock-based compensation and (ii) amortization of bond premium on the Company’s available-for sale investments that the Company believes will impact the comparability of its results of operations.

EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be viewed as alternatives to net income (loss) or other measures of financial performance or liquidity in conformity with US GAAP. Additionally, our definitions of EBITDA and Adjusted EBITDA may differ from other companies. Analysis of results and outlook on a non-US GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with US GAAP.

The following is a reconciliation of Net income to Adjusted EBITDA (in thousands):

	Thirteen weeks ended
	June 28, 2015	June 29, 2014

Net income	$2,310	$4,071
Interest expense	3,709	-
Income taxes	1,628	2,791
Depreciation and amortization	339	346
EBITDA	7,986	7,208

Stock-based compensation	203	191
Amortization of bond premium	68	48
Adjusted EBITDA	$8,257	$7,447

Results of Operations

Thirteen weeks ended June 28, 2015 compared to thirteen weeks ended June 29, 2014

Revenues

Total sales increased by 11.5% to $22,891,000 for the thirteen weeks ended June 28, 2015 (“fiscal 2016 period”) as compared to $20,528,000 for the thirteen weeks ended June 29, 2014 (“fiscal 2015 period”). Foodservice sales from the Branded Product Program increased by 15.6% to $17,415,000 for the fiscal 2016 period as compared to sales of $15,064,000 in the fiscal 2015 period. This increase was primarily attributable to approximately a 10.9% increase in the volume of products sold and the impact of higher average selling prices instituted throughout fiscal 2015. Total Company-owned restaurant sales were $5,299,000 during the fiscal 2016 period compared to $5,291,000 during the fiscal 2015 period. Direct retail sales also increased by $4,000 during the fiscal 2016 period as compared to the fiscal 2015 period.

License royalties were $6,536,000 in the fiscal 2016 period as compared to $5,568,000 in the fiscal 2015 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased 19.7% to $6,095,000 for the 2016 fiscal period as compared to $5,090,000 in the fiscal 2015 period. The increase is substantially attributable to significant organic growth in our consumer packaged hot dog business as a result of more effective sales, marketing and promotional strategies. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $37,000 during the fiscal 2016 period as compared to the fiscal 2015 period. During the fiscal 2015 period, we recorded royalties in excess of the annual contractual minimum of $62,000 from our license for French Fries and Onion Rings.

Franchise fees and royalties were $1,227,000 in the fiscal 2016 period as compared to $1,489,000 in the fiscal 2015 period. Total royalties were $1,186,000 in the fiscal 2016 period as compared to $1,262,000 in the fiscal 2015 period. Royalties earned under the Branded Menu program were $308,000 in the fiscal 2016 period as compared to $283,000 in the fiscal 2015 period due principally to a higher royalty rate that took effect July 1, 2014. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $878,000 in the fiscal 2016 period as compared to $979,000 in the fiscal 2015 period. Franchise restaurant sales decreased to $19,413,000 in the fiscal 2016 period as compared to $21,696,000 in the fiscal 2015 period primarily due to the impact of closed locations. Comparable domestic franchise sales (consisting of 103 Nathan’s outlets, excluding sales under the Branded Menu Program) were $15,362,000 in the fiscal 2016 period as compared to $15,463,000 in the fiscal 2015 period, a decrease of 0.7%.

At June 28, 2015, 291 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 311 domestic and international franchised or Branded Menu Program franchise outlets at June 29, 2014. Total franchise fee income was $41,000 in the fiscal 2016 period compared to $227,000 in the fiscal 2015 period. Domestic franchise fee income was $40,000 in the fiscal 2016 period compared to $35,000 in the fiscal 2015 period. International franchise fee income was $1,000 in the fiscal 2016 period compared to $192,000 during the fiscal 2015 period primarily due to store opening variances in our international franchising program. During the fiscal 2016 period, five new franchised outlets opened and ten new Branded Menu Program outlets opened. During the fiscal 2015 period, four new franchised outlets opened, including our first location in Costa Rica and five Branded Menu Program outlets opened, including three Arthur Treacher’s units.

Costs and Expenses

Overall, our cost of sales increased by $1,818,000 to $18,106,000 in the fiscal 2016 period as compared to $16,288,000 in the fiscal 2015 period. Our gross profit (representing the difference between sales and cost of sales) was $4,785,000 or 20.9% of sales during the fiscal 2016 period as compared to $4,240,000 or 20.7% of sales during the fiscal 2015 period. The margin improvement was primarily due to the impact of price increases previously taken during fiscal 2015 in the Branded Product Program and in the Company-operated restaurants.

Cost of sales in the Branded Product Program increased by approximately $1,879,000 during the fiscal 2016 period as compared to the fiscal 2015 period, primarily due to the higher volume of product sold and the 4.8% increase in the average cost per pound of our hot dogs. We have not entered into any purchase commitments during the fiscal 2016 period or fiscal 2015 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2016 period was $2,827,000 or 53.3% of restaurant sales, as compared to $2,894,000 or 54.7% of restaurant sales in the fiscal 2015 period due primarily to lower food and labor costs at our Company-owned restaurants. Our costs going forward could also be impacted by proposed new minimum wage requirements in New York State.

Restaurant operating expenses were $969,000 in the fiscal 2016 period as compared to $1,064,000 in the fiscal 2015 period. The decrease in restaurant operating costs results primarily from the reduction in occupancy and related costs at our new Oceanside restaurant which is smaller and more efficient to operate than our previous Oceanside restaurant. Operating costs of the four comparable restaurants decreased by approximately $22,000 from the fiscal 2015 period to the fiscal 2016 period. Despite the recent reduction in our utility costs, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $339,000 in the fiscal 2016 period as compared to $346,000 in the fiscal 2015 period. This decrease is primarily attributable to decreased depreciation from the investments made in consigned equipment provided by our Branded Product Program, reduced depreciation and amortization of computer hardware and software which were partly offset by higher depreciation from expenditures made in our relocated Oceanside restaurant that re-opened in March 2015. We expect to incur depreciation expense of approximately $100,000 per annum in connection with this new restaurant.

General and administrative expenses increased by $516,000 or 16.6% to $3,624,000 in the fiscal 2016 period as compared to $3,108,000 in the fiscal 2015 period. The increase in general and administrative expenses was primarily due to increased severance costs of $263,000, professional fees of $117,000 and recruiting fees of $71,000.

Other Items

Interest income was $5,000 in the fiscal 2016 period compared to $62,000 in the fiscal 2015 period, primarily due to lower interest income earned on marketable securities. As additional marketable securities mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. We have recently sold all of the tax-exempt marketable securities and are in the process of re-investing the proceeds into short-term taxable bonds.

Other income of $26,000 in the fiscal 2016 period as compared to $21,000 in the fiscal 2015 period relates primarily to a sublease of a franchised restaurant.

Interest expense of $3,709,000 in the fiscal 2016 period represents accrued interest of $3,412,000 on the Notes and amortization of debt discounts and issuance costs of $297,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of $13.5 million per annum and annual amortization of debt discounts and issuance costs of $1,185,000.

Provision for Income Taxes

In the fiscal 2016 period, the income tax provision was $1,628,000 or 41.3% of earnings before income taxes as compared to $2,791,000 or 40.7% of income before income taxes in the fiscal 2015 period. Nathan’s effective tax rate was reduced by 0.1% during the fiscal 2016 period and reduced by 0.4% during the fiscal 2015 period, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 41.4% for the fiscal 2016 period and 41.1% for the fiscal 2015 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $183,000 during the remainder of fiscal 2016. As described under Note K to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 27, 2016 will be in the range of approximately 40.4% to 41.6% excluding the potential impact of any reduction to the Company’s unrecognized tax benefits.

Off-Balance Sheet Arrangements

Nathan’s did not have any open purchase commitments for hot dogs outstanding as of June 28, 2015. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at June 28, 2015 aggregated $51,603,000, a $210,000 increase during the fiscal 2016 period as compared to cash and cash equivalents of $51,393,000 at March 29, 2015. At June 28, 2015, marketable securities were $7,832,000 compared to $7,091,000 at March 29, 2015 and net working capital decreased to $59,117,000 from $61,605,000 at March 29, 2015.

On March 10, 2015, the Company completed an offering of $135.0 million aggregate principal amount of the Notes. The Company used the net proceeds of the Notes offering to pay a special dividend of $25.00 per share (approximately $116.1 million in the aggregate) to Company stockholders of record and will use the remaining net proceeds for general corporate purposes, including working capital.

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

As of June 28, 2015, Nathan’s was in compliance with all covenants associated with the Notes.

The Notes are general senior secured obligations, are fully and unconditionally guaranteed by substantially all of the Company’s wholly-owned subsidiaries and rank pari passu in right of payment with all of the Company’s existing and future indebtedness that is not subordinated, are senior in right of payment to any of the Company’s existing and future subordinated indebtedness, are structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the Notes, and are effectively junior to all existing and future indebtedness that is secured by assets other than the collateral securing the Notes. Pursuant to the terms of a collateral trust agreement, the liens securing the Notes and the guarantees will be contractually subordinated to the liens securing any future credit facility.

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

Cash provided by operations of $6,616,000 in the fiscal 2016 period is primarily attributable to net income of $2,310,000 in addition to other non-cash operating items of $958,000, and increased changes in other operating assets and liabilities of $3,348,000. Accounts and other receivables increased by $3,059,000 due primarily to increased sales from our Branded Product Program, higher license royalties from John Morrell & Co. and temporary advances to the Advertising Fund. The decrease in prepaid expenses of $3,172,000 primarily relates to the utilization of prepaid income taxes at March 29, 2015 against Nathan’s first quarter estimated income tax payments and the receipt of a quick refund of $1,500,000 from the IRS. The increase in accounts payable, accrued expenses and other current liabilities of $3,643,000 is primarily due to an increase of accrued interest of $3,413,000 on the Notes.

Cash used in investing activities was $971,000 in the fiscal 2016 period. We purchased available-for-sale securities of $3,887,000 and incurred capital expenditures of $154,000 in connection with our Branded Product Program and select restaurant improvements. We received cash proceeds of $3,070,000 from the maturity of available-for-sale securities.

Cash used in financing activities of $5,435,000 in the fiscal 2016 period relates to the Company’s purchase of 135,987 shares of its common stock at a cost of $5,360,000 during the fiscal 2016 period. We paid dividends of $125,000 relating to the previously declared special cash dividend in connection with the vesting of 5,000 shares of the Company’s restricted stock. Additionally, the Company paid $59,000 for the payment of withholding tax on the net share settlement exercise of employee stock options. Nathan’s expects to realize tax benefits associated with employee stock option exercises of $65,000 and also received proceeds from the exercise of employee stock options of $44,000.

During the period from October 2001 through June 28, 2015, Nathan’s purchased a total of 4,783,674 shares of its common stock at a cost of approximately $62,160,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, to date, we have repurchased 2,892,574 shares at a total cost of approximately $55,002,000, reducing the number of shares then-outstanding by 48.1%.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase. As of June 28, 2015, the Company had repurchased 684,715 shares at a cost of $18,554,000 under the sixth stock repurchase plan.

An aggregate of 115,285 shares can still be purchased under Nathan’s existing stock buy-back program, as of June 28, 2015. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

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

As discussed above, we had cash and cash equivalents at June 28, 2015 aggregating $51,603,000, and marketable securities of $7,832,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In March 2015, we completed a dividend recapitalization, to return approximately $116,100,000 to our shareholders and we may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

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

At June 28, 2015, we subleased two properties to franchisees that we lease from third parties. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of June 28, 2015 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$135,000	$-	$-	$135,000	$-
Employment Agreements	3,183	1,478	1,105	400	200
Dividends Payable	875	375	500	-	-
Operating Leases	15,760	1,644	3,347	3,012	7,757
Gross Cash Contractual Obligations	154,818	3,497	4,952	138,412	7,957
Sublease Income	2,615	271	514	534	1,296
Net Cash Contractual Obligations	$152,203	$3,226	$4,438	$137,878	$6,661

a)	Represents 10.000% Senior Secured Notes due March 2020.

b)

At June 28, 2015, the Company had unrecognized tax benefits of $253,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $98,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. We have continued to experience unprecedented increases in the cost of beef since 2011. The market price of hot dogs during the fiscal 2016 period was approximately 4.8% higher than the fiscal 2015. The market price of hot dogs during the fiscal 2015 period was approximately 17.1% higher than the fiscal 2014 period. The market price of hot dogs during fiscal 2014 was approximately 7.4% higher than fiscal 2013. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2016. Beef prices continue to be extremely volatile due to the supply constraints, as a result of the lingering effect of the drought in the Midwest during 2012. Beginning January 2008, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. Our last purchase commitment was completed in July 2013 and to date we have not entered in any new purchase commitments for beef. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

In March 2010, the Federal government passed new legislation to reform the U.S. health care system. As part of the plan, employers will be expected to provide their employees that work more than 30 hours per week with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we may be forced to expand healthcare coverage in 2016 or incur new penalties beginning January 2015 which may increase our health care costs.

From time to time, various Federal and New York State legislators have proposed changes to the minimum wage requirements. The New York State minimum wage increased to $8.75 on December 31, 2014 and is scheduled to increase to $9.00 on December 31, 2015. Mayor DeBlasio, of the City of New York, has previously stated that New York City should have a minimum wage of $15.00 per hour. In addition, in July 2015 a commission appointed by Governor Cuomo approved a proposal which would raise the minimum wage of fast food workers in New York State, who are employed by restaurant chains with at least 30 or more national locations, to $15.00 per hour over a period of time. If adopted, the proposal would be phased in over three years in New York City and six years elsewhere in New York State beginning December 31, 2015. The Company currently has five-Company owned restaurants in New York State and 46 franchised locations throughout the State. The Company is in the process of studying the impact of the proposal on the Company’s operations. Although we only operate five Company-owned restaurants, we believe that significant increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees.

Effective April 1, 2014, the City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees, who work more than 80 hours for the employer. Nathan’s operates three restaurants that have been affected by this new legislation.

Continued increases in labor, food and other operating expenses, including health care, could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in this Form 10-Q and our Form 10-K for our fiscal year ended March 29, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 28, 2015, Nathan’s cash and cash equivalents aggregated $51,603,000. Earnings on this amount of cash and cash equivalents would increase or decrease by approximately $129,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 28, 2015, the market value of Nathan’s marketable securities aggregated $7,832,000. These marketable securities are considered at risk with respect to interest rates to determine their current market value. As additional notes mature or are called by the issuer and we are unable to earn similar returns upon reinvestment, we would anticipate lower investment income in the future. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events. Interest income on these marketable securities would increase or decrease by approximately $19,600 per annum for each 0.25% change in interest rates. The following chart presents the hypothetical changes in the fair value of the marketable investment securities held at June 28, 2015 that are sensitive to interest rate fluctuations (in thousands):

	Valuation of securities				Valuation of securities
	Given an interest rate				Given an interest rate
	Decrease of X Basis points			Fair	Increase of X Basis points
	(150BPS)	(100BPS)	(50BPS)	Value	+50BPS	+100BPS	+150BPS

Municipal bonds	$7,838	$7,838	$7,838	$7,832	$7,808	$7,784	$7,760

Borrowings

At June 28, 2015, we had $135.0 million of Notes outstanding which are due in March 2020. Upon maturity, we anticipate having to refinance a significant portion of the Notes and such refinancing would be based upon the then-prevailing interest rates. Interest expense on these borrowings would increase or decrease by approximately $337,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. We have continued to experience unprecedented increases in the cost of beef since 2011. The market price of hot dogs during the fiscal 2016 period was approximately 4.8% higher than the fiscal 2015 period. The market price of hot dogs during the fiscal 2015 period was approximately 17.1% higher than the fiscal 2014 period. The market price of hot dogs during fiscal 2014 was approximately 7.4% higher than fiscal 2013, and the fiscal 2013 price of hot dogs was approximately 0.01% higher than fiscal 2012. These increases are in addition to fiscal 2012’s increase of approximately 12.9% over fiscal 2011. The market price also increased during fiscal 2011 by 9.9% over fiscal 2010. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2016. Beef prices continue to be extremely volatile due to the supply constraints, as a result of the lingering effect of the drought in the Midwest during 2012. Beginning January 2008, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. Our last purchase commitment was completed in July 2013 and to date we have not entered in any new purchase commitments for beef. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 28, 2015 would have increased or decreased our cost of sales by approximately $1,629,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 29, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

A recent ruling by the general counsel of the National Labor Relations Board could, if upheld, make us liable for violations of overtime, wage or union-organization violations by our franchisees.

On July 29, 2014, the general counsel of the National Labor Relations Board ruled that McDonald’s could be held jointly liable for labor and wage violations by its franchise operations. McDonald’s has stated that they will contest the joint employer allegation as well as the unfair labor practice charges in the proper forums. While we believe that to the extent that this ruling is not ultimately overturned and is deemed applicable to other businesses with a significant number of franchises such as Nathan’s, we could be held partly liable in cases of overtime, wage or union-organizing violations. By making us partly liable, the ruling, if upheld and ultimately applied to Nathan’s, could among other things give employees of our franchisee’s restaurants and labor unions leverage to make it easier to unionize employees at these restaurants and to request that Nathan’s have its franchisees raise wages. Unionization and a significant increase in wages at our franchisees could make it more difficult to operate a Nathan’s franchised restaurant. A decrease in profitability at our franchisee’s restaurants or the closing of a significant number of franchised restaurants could significantly impact our business and our business could also be significantly impacted if the National Labor Relations Board ruling is ultimately applied to Nathan’s and our liability for labor and wage violations increases.

A wage panel recently recommended that the minimum wage be raised for employees of fast-food chain restaurants operating within New York State to $15.00 per hour.

On July 23, 2015, a three-member wage panel that was formed in May 2015 to investigate and make recommendations for a minimum wage increase recommended that the minimum wage be raised for employees of fast-food chain restaurants in New York State to $15.00 per hour. The proposed increases would affect restaurant chains that operate 30 or more national establishments. The increases would take effect beginning December 31, 2015 and be fully phased in by December 31, 2018 in New York City, where we operate three Company-owned restaurants and by December 31, 2021 throughout the rest of New York State which would impact our two remaining Company-owned restaurants and the majority of our 46 franchised restaurants. If the cost of labor increases and we are unable to pass on these higher costs through price increases our margins and profitability will be adversely impacted. Additionally, a decrease in profitability at our franchisee’s restaurants, the potential loss of new franchisees or the closing of a significant number of existing franchised restaurants could significantly impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

   ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2015 April 26, 2015	-	-	-	251,272
April 27, 2015 May 24, 2015	-	-	-	251,272
May 25, 2015 June 28, 2015	135,987	$39.3932	135,987	115,285
Total	135,987	$39.3932	135,987	115,285

A) Represents the Company’s fiscal periods during the quarter ended June 28, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

4.3	Indenture, dated as of March 10, 2015, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated March 10, 2015.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

*The following materials from the Nathan’s Famous, Inc.,  Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.
Date: August 7, 2015	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Ronald G. DeVos
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

4.3

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

     *Filed herewith.