Form 10-Q
period 2015-09-27
NATHANS FAMOUS INC
filed 2015-11-05
CIK 69733

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 27, 2015.

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

At November 5, 2015, an aggregate of 4,430,523 shares of the registrant's common stock, par value of $.01, were outstanding.

1

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 27, 2015 and March 29, 2015

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Sept. 27, 2015	March 29, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,423	$51,393
Marketable securities	-	7,091
Accounts and other receivables, net	10,384	9,499
Inventories	785	822
Prepaid expenses and other current assets (Note I)	374	4,532
Deferred income taxes	277	277
Total current assets	71,243	73,614

Property and equipment, net of accumulated depreciation of $7,190 and $6,946, respectively	8,817	9,257
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	343	347

	$81,851	$84,666

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,596	$5,319
Accrued expenses and other current liabilities (Note J)	5,565	6,412
Deferred franchise fees	309	278
Total current liabilities	10,470	12,009

Long-term debt, net of unamortized debt discounts and issuance costs of $5,327 and $5,860, respectively (Note O)	129,673	129,140
Other liabilities	2,324	2,397
Deferred income taxes	970	1,028

Total liabilities	143,437	144,574

COMMITMENTS AND CONTINGENCIES (Note P)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,263,408 and 9,252,097 shares issued; and 4,430,523 and 4,604,410 shares outstanding at September 27, 2015 and March 29, 2015, respectively	93	93
Additional paid-in capital	60,622	60,196
(Accumulated deficit)	(58,287)	(63,444)
Accumulated other comprehensive income	-	47
	2,428	(3,108)
Treasury stock, at cost, 4,832,885 and 4,647,687 shares at September 27, 2015 and March 29, 2015, respectively	(64,014)	(56,800)
Total stockholders’ (deficit)	(61,586)	(59,908)

	$81,851	$84,666

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and twenty-six weeks ended September 27, 2015 and September 28, 2014

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended				Twenty-six weeks ended
	September 27, 2015		September 28, 2014		September 27, 2015	September 28, 2014

REVENUES
Sales		$23,973		$22,821	$46,864	$43,349
License royalties		5,256		4,538	11,792	10,106
Franchise fees and royalties		1,390		1,513	2,617	3,002
Total revenues		30,619		28,872	61,273	56,457

COSTS AND EXPENSES
Cost of sales		17,660		18,105	35,766	34,393
Restaurant operating expenses		1,222		1,286	2,191	2,350
Depreciation and amortization		333		341	672	687
General and administrative expenses		2,978		2,693	6,602	5,801
Total costs and expenses		22,193		22,425	45,231	43,231

Income from operations		8,426		6,447	16,042	13,226

Interest expense		(3,709)		-	(7,418)	-
Interest income		47		54	52	116
Other income, net		25		27	51	48

Income before provision for income taxes		4,789		6,528	8,727	13,390
Provision for income taxes		1,942		2,674	3,570	5,465
Net income		$2,847		$3,854	$5,157	$7,925

PER SHARE INFORMATION
Income per share:
Basic	$	. 64	$	. 86	$1.14	$1.77
Diluted	$	. 64	$	. 84	$1.14	$1.73

Weighted average shares used in computing income per share:
Basic		4,432,000		4,472,000	4,508,000	4,472,000
Diluted		4,449,000		4,593,000	4,535,000	4,593,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thirteen and twenty-six weeks ended September 27, 2015 and September 28, 2014

(in thousands)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Net income	$2,847	$3,854	$5,157	$7,925

Other comprehensive loss, net of deferred income taxes:
Unrealized losses on marketable securities	-	(32)	-	(64)
Less: Reclassification adjustment for gains included in net income	42	-	47	-

Other comprehensive loss	(42)	(32)	(47)	(64)

Comprehensive income	$2,805	$3,822	$5,110	$7,861

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Twenty-six weeks ended September 27, 2015

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-in	(Accumulated	Comprehensive	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Income	Shares	Amount	(Deficit)

Balance, March 29, 2015	9,252,097	$93	$60,196	$(63,444)	$47	4,647,687	$(56,800)	$(59,908)

Shares issued in connection with share-based compensation plans	11,311	-	44					44

Withholding tax on net share settlement of share-based compensation plans			(59)					(59)

Repurchase of common stock						185,198	(7,214)	(7,214)

Income tax benefit on stock option exercises			65					65

Share-based compensation			376					376

Reclassification adjustment for gains included in net income, net of deferred income tax benefit of $(25)					(47)			(47)

Net income	-	-	-	5,157	-	-	-	5,157
Balance, September 27, 2015	9,263,408	$93	$60,622	$(58,287)	$-	4,832,885	$(64,014)	$(61,586)

 The accompanying notes are an integral part of this statement

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 27, 2015 and September 28, 2014

(in thousands)

(Unaudited)

	September 27, 2015		September 28, 2014
Cash flows from operating activities:
Net income		$5,157	$7,925
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		672	687
Amortization of bond premium		64	75
Gain on sale of marketable equity securities		(26)	-
Amortization of debt discounts and issuance costs		593	-
Share-based compensation expense		376	401
Provision for doubtful accounts		16	7
Deferred income taxes		(33)	5
Changes in operating assets and liabilities:
Accounts and other receivables, net		(901)	(3,470)
Insurance proceeds received for business interruption claim		-	718
Inventories		37	181
Prepaid expenses and other current assets		4,158	2,709
Other assets		4	106
Accounts payable, accrued expenses and other current liabilities		(1,570)	(1,016)
Deferred franchise fees		31	80
Other liabilities		(73)	(111)

Net cash provided by operating activities		8,505	8,297

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities		10,868	4,820
Purchase of property and equipment		(232)	(349)
Purchase of available-for-sale securities		(3,887)	(921)

Net cash provided by investing activities		6,749	3,550

Cash flows from financing activities:
Debt issuance costs		(60)	-
Income tax benefit on stock option exercises		65	594
Proceeds from exercise of stock options		44	89
Payments of withholding tax on net share settlement of share-based compensation plans		(59)	(530)
Repurchase of treasury stock		(7,214)	(1,916)

Net cash (used in) financing activities		(7,224)	(1,763)

Net increase in cash and cash equivalents		8,030	10,084

Cash and cash equivalents, beginning of period		51,393	22,077

Cash and cash equivalents, end of period		$59,423	$32,161

Cash paid (refunded) during the period for:
Interest		$6,938	$-
Income taxes (refunded) / paid	$	(1,023)	$2,764

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2015

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 27, 2015 and September 28, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

NOTE B - RECLASSIFICATIONS

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

NOTE C – ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE D – NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

On October 5, 2015, the FASB voted to ratify a proposed Accounting Standards Update requiring deferred tax assets and liabilities be presented as noncurrent in a classified balance sheet. This accounting principle change will be effective in calendar year 2017 for public entities with calendar year reporting periods. However, early adoption is permitted for any interim or annual period. Public entities are required to apply the new guidance in the annual reporting period beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. This standard is required to take effect in Nathan’s first quarter (June 2017) of our fiscal year ending March 25, 2018. However, early adoption is permitted as of the beginning of any interim or annual reporting period. Nathan’s may apply the amendment prospectively or retrospectively to all periods presented. In case of a prospective application, Nathan’s would disclose in the first interim and annual period of change (i) the nature of and reason for the change in accounting principle, and (ii) a statement that prior periods were not adjusted. If the amendment is applied retrospectively, Nathan’s would have to disclose in the first interim and annual period of change (i) the nature of and reason for the change in accounting principle, and (ii) quantitative information about the effects of the accounting change on prior periods. Nathan’s is currently evaluating this new accounting standard but does not expect that it will have a significant impact on Nathan’s financial position or results of operations.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 27, 2015 and September 28, 2014, respectively.

Thirteen weeks

	Net Income		Number of Shares		Net Income Per Share
	2015	2014	2015	2014	2015	2014
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,847	$3,854	4,432	4,472	$0.64	$0.86
Effect of dilutive employee stock options	-	-	17	121	-	(0.02)
Diluted EPS
Diluted calculation	$2,847	$3,854	4,449	4,593	$0.64	$0.84

Twenty-six weeks

	Net Income		Number of Shares		Net Income Per Share
	2015	2014	2015	2014	2015	2014
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$5,157	$7,925	4,508	4,472	$1.14	$1.77
Effect of dilutive employee stock options	-	-	27	121	-	(0.04)
Diluted EPS
Diluted calculation	$5,157	$7,925	4,535	4,593	$1.14	$1.73

Options to purchase 75,745 shares of common stock in the twenty-six week period ended September 27, 2015 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

NOTE F – FAIR VALUE MEASUREMENTS

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

At September 27, 2015, we did not have any marketable securities that were valued at fair value.

The following table presents assets measured at fair value on a recurring basis as of March 29, 2015 based upon the valuation hierarchy (in thousands):

March 29, 2015	Level 1	Level 2	Level 3	Carrying Value

Marketable securities	$-	$7,091	$-	$7,091

Total assets at fair value	$-	$7,091	$-	$7,091

Nathan’s marketable securities at March 29, 2015 consisted primarily of municipal bonds that were actively traded. The valuation of such bonds is based upon quoted market prices for similar bonds currently trading in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

The Company’s long-term debt had a carrying value of $135,000,000 as of September 27, 2015 and a fair value of $141,750,000 as of September 27, 2015. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 27, 2015, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. As of September 27, 2015, the Company had sold all of its marketable securities that had been invested in municipal bonds and the proceeds are included in cash and cash equivalents. At March 29, 2015, all marketable securities held by the Company were classified as available-for-sale and, as a result, were stated at fair value (Note F), with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

September 27, 2015	$-	$-	$-	$-

March 29, 2015	$7,019	$72	$-	$7,091

As a result of the sale of all of the marketable securities, all prior unrealized gains have been realized and are included in net income and reclassified in determining other comprehensive income for the thirteen and twenty-six week periods ended September 27, 2015. The reclassification of unrealized gains for the thirteen and twenty-six week periods were $42,000 and $47,000, respectively, which were net of taxes of $22,000 and $25,000, respectively. The change in net unrealized losses on available-for-sale securities for the thirteen and twenty-six week periods ended September 28, 2014 of $32,000 and $64,000, respectively, which were net of deferred income tax benefit of $22,000 and $44,000, respectively, were included as a component of comprehensive income. As of March 29, 2015, accumulated other comprehensive income was comprised entirely of the net unrealized gains on available-for-sale securities.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 27, 2015	March 29, 2015

Branded product sales	$6,432	$6,317
Franchise and license royalties	2,669	2,570
Other	1,730	1,055
	10,831	9,942

Less: allowance for doubtful accounts	447	443
Accounts and other receivables, net	$10,384	$9,499

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

Changes in the Company’s allowance for doubtful accounts for the twenty-six week period ended September 27, 2015 and the fiscal year ended March 29, 2015 are as follows (in thousands):

	September 27, 2015	March 29, 2015

Beginning balance	$443	$433
Bad debt expense	16	23
Accounts written off	(12)	(13)
Ending balance	$447	$443

NOTE I – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 27, 2015	March 29, 2015

Income taxes	$-	$3,525
Insurance	88	497
Other	286	510
	$374	$4,532

NOTE J – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 27, 2015	March 29, 2015

Payroll and other benefits	$1,691	$2,847
Income taxes	1,158	17
Accrued rebates	838	815
Rent and occupancy costs	239	206
Deferred revenue	190	601
Construction costs	180	269
Interest	638	750
Professional fees	41	329
Dividend payable	375	375
Other	215	203
	$5,565	$6,412

Other liabilities consist of the following (in thousands):

	September 27,	March 29,
	2015	2015
Deferred development fees	$293	$214
Reserve for uncertain tax positions	584	555
Deferred rental liability	939	991
Dividend payable	500	625
Other	8	12
	$2,324	$2,397

NOTE K – SALES

The Company’s sales for the thirteen and twenty-six weeks ended September 27, 2015 and September 28, 2014 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Branded Products	$16,180	$15,548	$33,595	$30,612
Company-operated restaurants	7,543	7,058	12,842	12,349
Other	250	215	427	388
Total sales	$23,973	$22,821	$46,864	$43,349

NOTE L – INCOME TAXES

The income tax provisions for the twenty-six week periods ended September 27, 2015 and September 28, 2014 reflect effective tax rates of 40.9% and 40.8%, respectively, which have been reduced from statutory rates by 0.1% and 0.4%, respectively, for the differing effects of tax exempt interest income.

The amount of unrecognized tax benefits at September 27, 2015 was $285,000, all of which would impact Nathan’s effective tax rate, if recognized. As of September 27, 2015, Nathan’s had $308,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

Nathan’s estimates that its annual tax rate for the fiscal year ending March 27, 2016 will be in the range of approximately 40.5% to 41.9%, excluding the potential impact of any reduction to the Company’s unrecognized tax benefits. The final annual tax rate is subject to many variables, including the effect of tax-exempt interest earned, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

In June 2015, Nathan’s received notification from the New York State Department of Taxation and Finance that it is seeking to review Nathan’s tax returns for the period April 1, 2011 through March 31, 2014.

NOTE M – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended September 27, 2015 and September 28, 2014 was $173,000 and $210,000, respectively. Total share-based compensation during the twenty-six week periods ended September 27, 2015 and September 28, 2014 was $376,000 and $401,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of September 27, 2015, there was $1,426,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately two years and five months, which represents the weighted average remaining requisite service periods for such awards.

There were no new share-based awards granted during the twenty-six week period ended September 27, 2015.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Stock options	$38	$75	$106	$131
Restricted stock	135	135	270	270
Total compensation cost	$173	$210	$376	$401

Stock options outstanding:

During the fiscal year ended March 29, 2015, the Company granted options to purchase 50,000 shares at an exercise price of $53.89 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a four-year period commencing August 6, 2015.

The ex-dividend date for the special cash dividend was March 30, 2015, which was paid on March 27, 2015, to stockholders of record as of March 20, 2015. Pursuant to the anti-dilution provisions of the Company’s 2010 Stock Incentive Plan, as awarded, the Company issued replacement options to purchase 75,745 shares at an exercise price of $35.576 for the unvested stock options to purchase 50,000 shares that were outstanding as of March 29, 2015. Nathan’s performed its evaluation based on the closing price of its common stock on Friday, March 27, 2015 of $73.56 per share, or $48.56 per share excluding the dividend of $25.00 per share. No other terms or conditions of the outstanding options were modified. The anti-dilution provisions of the original award were structured to equalize the award’s fair value before and after the modification.

Transactions with respect to stock options for the twenty-six weeks ended September 27, 2015 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Options outstanding at the beginning of the fiscal year (A)	142,964	$24.36	2.87	$3,460

Granted	-	-	-	-

Expired	(3,787)	$11.72	-	-

Exercised	(9,467)	$11.72	-	261

Options outstanding at September 27, 2015	129,710	$25.65	2.54	$1,843

Options exercisable at September 27, 2015	72,901	$17.92	1.51	$1,600

A-	Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s special dividend.

Restricted stock:

Transactions with respect to restricted stock for the twenty-six weeks ended September 27, 2015 are as follows:

	Shares	Weighted- Average Grant-date Fair value Per share
Unvested restricted stock at March 29, 2015	40,000	$39.54

Granted	-	-
Vested	(5,000)	$49.80

Unvested restricted stock at September 27, 2015	35,000	$38.07

NOTE N – STOCKHOLDERS’ EQUITY

1. Dividend

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to stockholders of record as of March 20, 2015. On March 27, 2015, the Company paid a cash dividend of approximately $115,100,000 to the stockholders of our outstanding common stock. The Company also accrued $1,000,000 for the expected dividends payable on unvested shares pursuant to the terms of the restricted stock agreements. As restricted stock grants vest, the declared dividend will be paid. We have paid $125,000 of the accrued dividend and estimate that approximately $250,000 will also be paid during the remainder of the fiscal year. The ex-date for the distribution was March 30, 2015 pursuant to NASDAQ regulations for dividend distributions that are greater than 25% of the Company’s market capitalization.

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

At September 27, 2015, the Company has reserved 12,089,641 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

3. Stock Repurchase Programs

During the period from October 2001 through September 27, 2015, Nathan’s purchased a total of 4,832,885 shares of its common stock at a cost of approximately $64,014,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the twenty-six week period ended September 27, 2015, we repurchased 185,198 shares of common stock at a cost of $7,214,000.

On September 18, 2015, the Company’s Board of Directors authorized the commencement of a modified Dutch Auction tender offer to repurchase up to 500,000 shares of its common stock at a price of not less than $33.00 nor greater than $36.00 per share. Pursuant to the terms of the modified Dutch Auction tender offer, Nathan’s has reserved the right to purchase an additional 88,610 shares (up to 2% of the outstanding shares of its common stock). The modified Dutch Auction tender offer was scheduled to expire on October 16, 2015. On October 14, 2015, the Pricing Committee authorized an extension of the modified Dutch Auction tender offer under the same terms and conditions until 5PM EST on November 16, 2015. The results of the modified Dutch Auction tender offer will be reflected in the consolidated financial statements during the thirteen weeks ended December 27, 2015.

On September 11, 2014, the Company and Mutual Securities, Inc. (“MSI”) amended its existing agreement pursuant to which MSI was authorized on the Company’s behalf to purchase shares of the Company’s common stock, $.01 par value having a value of up to an additional $6,000,000, which purchases could commence on September 24, 2014. The agreement with MSI was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended to assist the Company in implementing its previously announced stock purchase plans. As of September 27, 2015, all purchases pursuant to the 10b5-1 plan have been completed.

As of September 27, 2015, an aggregate of 66,074 shares can still be purchased under Nathan’s existing stock buy-back program.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

NOTE O – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 27,	March 29,
	2015	2015

10.000% Senior secured notes due 2020	$135,000	$135,000
Less: unamortized debt discounts and issuance costs	(5,327)	(5,860)
	$129,673	$129,140

On March 10, 2015, the Company completed the issuance of $135,000,000 of 10.000% Senior Secured Notes due 2020 (“the Notes”) in a Rule 144A transaction. The Company used the proceeds to pay a special cash dividend of approximately $116,100,000 (see Note N) with the remaining net proceeds for general corporate purposes, including working capital. Debt discounts and issuance costs are presented net of the long-term debt of approximately $5,327,000 which will be amortized into interest expense over the remaining 5-year term of the Notes.

The Notes bear interest at 10.000% per annum, payable semi-annually on March 15th and September 15th with the first payment of $6,937,500 paid on September 15, 2015. The Notes have no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

There are no financial maintenance covenants associated with the Notes. As of September 27, 2015, Nathan’s was in compliance with all covenants associated with the Notes.

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

PERCENTAGE
YEAR
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

NOTE P – COMMITMENTS AND CONTINGENCIES

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

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the three-year drought in the Midwest, along with freezing temperatures during the winter causing a reduced supply of cattle), and increases in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of our supply agreement for hot dogs with John Morrell & Co., the impact of our debt service and repayment obligations under the Notes; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employee” or the impact of our new union contract; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 29, 2015, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or the “Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. Historically, our business has been the operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French-fried potatoes, and a variety of other menu offerings. Our Company-owned and franchised units operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s product licensing program sells packaged hot dogs and other products to retail customers through supermarkets or grocery-type retailers for off-site consumption. Our Branded Product Program enables foodservice retailers and others to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, purchasers of Nathan’s products are granted a limited use of the Nathan’s Famous trademark with respect to the sale of the purchased products, including Nathan’s World Famous Beef Hot Dogs, certain other proprietary food items and paper goods. Our Branded Menu Program is a limited franchise program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

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

At September 27, 2015, our restaurant system consisted of 272 Nathan’s franchised units, including 120 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, and nine foreign countries. At September 28, 2014, our restaurant system consisted of 317 units, comprised of 312 Nathan’s franchised units, including 121 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 28 states, the Cayman Islands and ten foreign countries.

In addition to plans for expansion through our Branded Product Program, licensing and franchising, Nathan’s continues to seek to co-brand within its restaurant system. Nathan’s is also the owner of the Arthur Treacher’s brand. At September 27, 2015, the Arthur Treacher’s brand was being sold within 46 Nathan’s restaurants. Additionally, during the fiscal year ended March 30, 2014, we entered into our first multi-unit Arthur Treacher’s Branded Menu Program agreement with a qualified foodservice operator for inclusion of Arthur Treacher’s products in non-Nathan’s facilities. Currently seven locations are operating, and we may seek to further market this program in the future.

As described in our Annual Report on Form 10-K for the year ended March 29, 2015, our future results could be materially impacted by many developments including our dependence on John Morrell & Co. as our principal supplier. In addition, our future operating results could be impacted by supply constraints on beef, as a result of the lingering effect of the drought in the Midwest on beef prices.

On March 10, 2015, we consummated a $135 million offering of 10.000% Senior Secured Notes due 2020 (“the Notes”) and paid a dividend of $25.00 per share (or approximately $116.1 million in the aggregate). Our future results could also be impacted by our obligations under the Notes. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of approximately $13.5 million per annum and annual amortization of debt discounts and issuance costs of approximately $1,185,000. The Indenture governing the Notes will impose certain other restrictions on us. Because the Notes were issued in March 2015, and require us to make semi-annual interest payments, our net income for the quarter ended September 27, 2015 is significantly negatively impacted compared to our reported net income for the thirteen and twenty-six week periods ended September 28, 2014. Accordingly, as described below, we are also including information relating to EBITDA and Adjusted EBITDA in this Form 10-Q quarterly report.

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

Adoption of New Accounting Pronouncements

Please refer to Note C of the preceding consolidated financial statements for our discussion of the Adoption of New Accounting Pronouncements.

New Accounting Pronouncements Not Yet Adopted

Please refer to Note D of the preceding consolidated financial statements for our discussion of New Accounting Pronouncements Not Yet Adopted.

Reconciliation of GAAP and Non-GAAP Measures

The following is provided to supplement certain Non-GAAP financial measures.

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA which excludes (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA excluding (i) stock-based compensation and (ii) amortization of bond premium on the Company’s available-for sale investments that the Company believes will impact the comparability of its results of operations.

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

EBITDA and Adjusted EBITDA

The Company believes that EBITDA and Adjusted EBITDA, a Non-US GAAP measure, are useful to investors to assist in assessing and understanding the Company's operating performance and underlying trends in the Company's business because EBITDA and Adjusted EBITDA are (i) among the measures used by management in evaluating performance and (ii) are frequently used by securities analysts, investors and other interested parties as a common performance measure.

The following is a reconciliation of Net income to Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Net income	$2,847	$3,854	$5,157	$7,925
Interest expense	3,709	-	7,418	-
Income taxes	1,942	2,674	3,570	5,465
Depreciation and amortization	333	341	672	687
EBITDA	8,831	6,869	16,817	14,077

Stock-based compensation	173	210	376	401
Amortization of bond premium	2	27	64	75
Adjusted EBITDA	$9,006	$7,106	$17,257	$14,553

Results of Operations

Thirteen weeks ended September 27, 2015 compared to thirteen weeks ended September 28, 2014

Revenues

Total sales increased by 5.0% to $23,973,000 for the thirteen weeks ended September 27, 2015 (“second quarter fiscal 2016”) as compared to $22,821,000 for the thirteen weeks ended September 28, 2014 (“second quarter fiscal 2015”). Foodservice sales from the Branded Product Program increased by 4.1% to $16,180,000 for the second quarter fiscal 2016 as compared to sales of $15,548,000 in the second quarter fiscal 2015. This increase was primarily attributable to increased volume of products sold and the impact of higher average selling prices instituted in fiscal 2015. Total Company-owned restaurant sales were $7,543,000 during the second quarter fiscal 2016 as compared to $7,058,000 during the second quarter fiscal 2015 due primarily to higher sales at both Coney Island locations. Other sales, primarily to Wal-Mart, were approximately $35,000 higher than the second quarter fiscal 2015.

License royalties were $5,256,000 in the second quarter fiscal 2016 as compared to $4,538,000 in the second quarter fiscal 2015. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased 17.2% to $4,835,000 for the second quarter fiscal 2016 as compared to $4,127,000 in the second quarter fiscal 2015. The increase is substantially attributable to significant organic growth in our consumer packaged hot dog business as a result of more effective sales, marketing and promotional strategies. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $10,000 during the second quarter fiscal 2016 as compared to the second quarter fiscal 2015.

Franchise fees and royalties were $1,390,000 in the second quarter fiscal 2016 as compared to $1,513,000 in the second quarter fiscal 2015. Total royalties were $1,224,000 in the second quarter fiscal 2016 as compared to $1,263,000 in the second quarter fiscal 2015. Royalties earned under the Branded Menu program were $252,000 in the second quarter fiscal 2016 as compared to $248,000 in the second quarter fiscal 2015. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $959,000 in the second quarter fiscal 2016 as compared to $1,002,000 in the second quarter fiscal 2015. Franchise restaurant sales decreased to $21,010,000 in the second quarter fiscal 2016 as compared to $23,070,000 in the second quarter fiscal 2015 primarily due to the impact of closed locations. Comparable domestic franchise sales (consisting of 103 Nathan’s outlets, excluding sales under the Branded Menu Program) were $18,158,000 in the second quarter fiscal 2016 as compared to $18,072,000 in the second quarter fiscal 2015, an increase of 0.5%.

At September 27, 2015, 267 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 312 domestic and international franchised or Branded Menu Program franchise outlets at September 28, 2014. Total franchise fee income was $166,000 in the second quarter fiscal 2016 as compared to $250,000 in the second quarter fiscal 2015. Domestic franchise fee income was $136,000 in the second quarter fiscal 2016 as compared to $86,000 in the second quarter fiscal 2015. International franchise fee income was $2,000 in the second quarter fiscal 2016 as compared to $164,000 during the second quarter fiscal 2015 primarily due to the timing of new international development deals. We also recognized forfeited fees of $28,000 during the second quarter fiscal 2016. During the second quarter fiscal 2016 period, eight new franchised outlets opened, including one new Branded Menu Program outlet. During the second quarter fiscal 2015 period, three new franchised outlets opened, including locations in Turkey, Costa Rica and Moscow.

Costs and Expenses

Overall, our cost of sales decreased by $445,000 to $17,660,000 in the second quarter fiscal 2016 as compared to $18,105,000 in the second quarter fiscal 2015. Our gross profit (representing the difference between sales and cost of sales) was $6,313,000 or 26.3% of sales during the second quarter fiscal 2016 as compared to $4,716,000 or 20.7% of sales during the second quarter fiscal 2015. The margin improvement was primarily due to the impact of the reduction in the cost of beef during the summer and the effect of price increases on the Branded Product Program and in the Company-operated restaurants.

Cost of sales in the Branded Product Program decreased by approximately $531,000 during the second quarter fiscal 2016 period as compared to the second quarter fiscal 2015 period primarily due to the 7.1% reduction in the cost per pound of our hot dogs, which was partly offset by the higher sales volume. We did not enter into any purchase commitments during the second quarter fiscal 2016 or second quarter fiscal 2015. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2016 was $3,706,000 or 49.1% of restaurant sales, as compared to $3,654,000 or 51.8% of restaurant sales in the second quarter fiscal 2015 due primarily to lower labor and food costs. We expect that our labor costs beginning January 2016 will be impacted by the new minimum wage legislation in New York State. If we are unable to fully offset these increases, our margins and profits will be negatively affected.

Restaurant operating expenses were $1,222,000 in the second quarter fiscal 2016 as compared to $1,286,000 in the second quarter fiscal 2015. The decrease in restaurant operating costs results primarily from the reduction in occupancy and related costs at our new Oceanside restaurant which is smaller and more efficient to operate than our previous Oceanside restaurant. Despite the recent reduction in our utility costs, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $333,000 in the second quarter fiscal 2016 as compared to $341,000 in the second quarter fiscal 2015. We expect to incur depreciation expense of approximately $100,000 per annum in connection with the new Oceanside restaurant.

General and administrative expenses increased by $285,000 or 10.6% to $2,978,000 in the second quarter fiscal 2016 as compared to $2,693,000 in the second quarter fiscal 2015. The increase in general and administrative expenses was primarily due to increased compensation costs of $51,000, professional fees of $90,000 and recruitment costs of $85,000.

Other Items

Interest income was $47,000 in the second quarter fiscal 2016 as compared to $54,000 in the second quarter fiscal 2015, primarily due to lower interest income earned on marketable securities. We have recently sold all of the tax-exempt marketable securities and are in the process of re-investing the proceeds into short-term taxable investments.

Other income of $25,000 in the second quarter fiscal 2016 as compared to $27,000 in the second quarter fiscal 2015 relates primarily to a sublease of a franchised restaurant.

Interest expense of $3,709,000 in the second quarter fiscal 2016 represents accrued interest of $3,413,000 on the Notes and amortization of debt discounts and issuance costs of $296,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of approximately $13.5 million per annum and annual amortization of debt discounts and issuance costs of approximately $1,185,000.

Provision for Income Taxes

In the second quarter fiscal 2016, the income tax provision was $1,942,000 or 40.6% of earnings before income taxes as compared to $2,674,000 or 41.0% of earnings before income taxes in the second quarter fiscal 2015. Nathan’s effective tax rate was reduced by 0.1% during the second quarter fiscal 2016 and reduced by 0.3% during the second quarter fiscal 2015, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.7% for the second quarter fiscal 2016 and 41.3% for the second quarter fiscal 2015. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $183,000 during the remainder of fiscal 2016. As described under Note L to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 27, 2016 will be in the range of approximately 40.5% to 41.9% excluding the potential impact of any reduction to the Company’s unrecognized tax benefits.

Results of Operations

Twenty-six weeks ended September 27, 2015 compared to twenty-six weeks ended September 28, 2014

Revenues

Total sales increased by 8.1% to $46,864,000 for the twenty-six weeks ended September 27, 2015 (“fiscal 2016 period”) as compared to $43,349,000 for the twenty-six weeks ended September 28, 2014 (“fiscal 2015 period”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 9.7% to $33,595,000 for the fiscal 2016 period as compared to sales of $30,612,000 for the fiscal 2015 period. This increase was primarily attributable to a 6.9% increase in the volume of products sold and the impact of higher average selling prices instituted in the fiscal 2015 period. Total Company-owned restaurant sales increased $493,000 to $12,842,000 during the fiscal 2016 period as compared to $12,349,000 during the fiscal 2015 period due primarily to higher sales at both Coney Island locations. Other sales, primarily to Wal-Mart, also increased by $39,000 during the fiscal 2016 period as compared to the fiscal 2015 period.

License royalties were $11,792,000 in the fiscal 2016 period as compared to $10,106,000 in the fiscal 2015 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased by 18.6% to $10,932,000 for the fiscal 2016 period as compared to $9,217,000 for the fiscal 2015 period. The increase is substantially attributable to significant organic growth in our consumer packaged hot dog business as a result of more effective sales, marketing and promotional strategies. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $28,000 during the fiscal 2016 period as compared to the fiscal 2015 period. During the fiscal 2015 period, we recorded royalties in excess of the annual contractual minimum of $62,000 from our license for French Fries and Onion Rings.

Franchise fees and royalties were $2,617,000 in the fiscal 2016 period as compared to $3,002,000 in the fiscal 2015 period. Total royalties were $2,410,000 in the fiscal 2016 period as compared to $2,525,000 in the fiscal 2015 period. Royalties earned under the Branded Menu program were $543,000 in the fiscal 2016 period as compared to $512,000 in the fiscal 2015 period due principally to a higher royalty rate that took effect July 1, 2014. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales, but are based upon product purchases. Traditional franchise royalties were $1,837,000 in the fiscal 2016 period as compared to $1,981,000 in the fiscal 2015 period. Franchise restaurant sales decreased to $40,423,000 in the fiscal 2016 period as compared to $44,766,000 in the fiscal 2015 period primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 100 Nathan’s outlets, excluding sales under the Branded Menu Program) were $32,443,000 in the fiscal 2016 period as compared to $32,440,000 in the fiscal 2015 period.

At September 27, 2015, 267 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 312 domestic and international franchised or Branded Menu Program franchise outlets at September 28, 2014. Total franchise fee income was $207,000 in the fiscal 2016 period as compared to $477,000 in the fiscal 2015 period. Domestic franchise fee income was $176,000 in the fiscal 2016 period as compared to $121,000 in the fiscal 2015 period. International franchise fee income was $3,000 in the fiscal 2016 period as compared to $356,000 in the fiscal 2015 period due to the timing of new international development deals. We also recognized forfeited fees of $28,000 during the fiscal 2016 period. During the fiscal 2016 period, 23 new franchised outlets opened, including seven international locations, and 11 Branded Menu Program outlets. During the fiscal 2015 period, twenty new franchised outlets opened, including seven international locations, including our first location in Costa Rica and ten Branded Menu Program outlets.

Costs and Expenses

Overall, our cost of sales increased by $1,373,000 to $35,766,000 in the fiscal 2016 period as compared to $34,393,000 in the fiscal 2015 period. Our gross profit (representing the difference between sales and cost of sales) was $11,098,000 or 23.7% of sales during the fiscal 2016 period as compared to $8,956,000 or 20.7% of sales during the fiscal 2015 period. The margin improvement was primarily due to the impact of the reduction in the cost of beef during the summer and the effect of price increases on the Branded Product Program and in the Company-operated restaurants.

Cost of sales in the Branded Product Program increased by approximately $1,348,000 during the fiscal 2016 period as compared to the fiscal 2015 period, primarily as a result of the increased sales volume, partly offset by an approximately 1.3% decrease in the average cost per pound of our hot dogs. We did not enter into any purchase commitments during the fiscal 2016 period or fiscal 2015 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2016 period was $6,533,000 or 50.9% of restaurant sales, as compared to $6,548,000 or 53.0% of restaurant sales in the fiscal 2015 period due primarily to lower labor and food costs. We expect that our labor costs beginning January 2016 will be impacted by the new minimum wage legislation in New York State. If we are unable to fully offset these increases, our margins and profits will be negatively affected.

Restaurant operating expenses were $2,191,000 in the fiscal 2016 period as compared to $2,350,000 in the fiscal 2015 period. The decrease in restaurant operating costs results primarily from the reduction in occupancy and related costs at our new Oceanside restaurant which is smaller and more efficient to operate than our previous Oceanside restaurant. We continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $672,000 in the fiscal 2016 period as compared to $687,000 in the fiscal 2015 period. We expect to incur depreciation expense of approximately $100,000 per annum in connection with the new Oceanside restaurant.

General and administrative expenses increased $801,000 or 13.8% to $6,602,000 in the fiscal 2016 period as compared to $5,801,000 in the fiscal 2015 period. The increase in general and administrative expenses was primarily due to increased severance costs of $236,000, legal and other professional fees of $206,000, recruitment fees of $157,000 and compensation costs of $78,000.

Other Items

Interest income was $52,000 in the fiscal 2016 period as compared to $116,000 in the fiscal 2015 period, primarily due to lower interest income earned on marketable securities. We have recently sold all of the tax-exempt marketable securities and are in the process of re-investing the proceeds into short-term taxable investments.

Other income of $51,000 in the fiscal 2016 period as compared to $48,000 in the fiscal 2015 period relates primarily to a sublease of a franchised restaurant.

Interest expense of $7,418,000 in the fiscal 2016 period represents accrued interest of $6,825,000 on the Notes and amortization of debt discounts and issuance costs of $593,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of approximately $13.5 million per annum and annual amortization of debt discounts and issuance costs of approximately $1,185,000.

Provision for Income Taxes

In the fiscal 2016 period, the income tax provision was $3,570,000 or 40.9% of earnings before income taxes as compared to $5,465,000 or 40.8% of earnings before income taxes in the fiscal 2015 period. Nathan’s effective tax rate was reduced by 0.1% during the fiscal 2016 period and reduced by 0.4% during the fiscal 2015 period, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 41.0% for the fiscal 2016 period and 41.2% for the fiscal 2015 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $183,000 during the remainder of fiscal 2016. As described under Note L to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 27, 2016 will be in the range of approximately 40.5% to 41.9% excluding the potential impact of any reduction to the Company’s unrecognized tax benefits.

Off-Balance Sheet Arrangements

Nathan’s did not have any open purchase commitments for hot dogs outstanding as of September 27, 2015.  In the past, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices and are currently finalizing negotiations to enter into a new purchase commitment for approximately 2,600,000 pounds of hot dogs which will be priced after production has been completed.

Liquidity and Capital Resources

Cash and cash equivalents at September 27, 2015 aggregated $59,423,000, an $8,030,000 increase during the fiscal 2016 period as compared to cash and cash equivalents of $51,393,000 at March 29, 2015. At September 27, 2015, marketable securities had been converted into cash and cash equivalents as compared to $7,091,000 at March 29, 2015 and net working capital decreased to $60,803,000 from $61,605,000 at March 29, 2015.

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

As of September 27, 2015, Nathan’s was in compliance with all covenants associated with the Notes.

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

Cash provided by operations of $8,505,000 in the fiscal 2016 period is primarily attributable to net income of $5,157,000 in addition to other non-cash operating items of $1,662,000, and increased changes in other operating assets and liabilities of $1,686,000. Accounts and other receivables increased by $901,000 due primarily to seasonal advances to the Advertising Fund of $890,000. The decrease in prepaid expenses of $4,158,000 primarily relates to the utilization of prepaid income taxes at March 29, 2015 of $3,525,000 against Nathan’s current year estimated income tax payments, including the receipt of a quick refund of $1,500,000 from the IRS. The decrease in accounts payable, accrued expenses and other current liabilities of $1,570,000 is primarily due to a decrease of accrued incentive compensation of $1,156,000, deferred revenue of $411,000, lower professional fees of $288,000 primarily attributable to the completion of the debt offering, reduced accounts payable of $723,000 resulting from reduced payables for food, insurance and capital expenditures, which were partly offset by higher income taxes of $1,141,000.

Cash provided by investing activities was $6,749,000 in the fiscal 2016 period. We received cash proceeds of $10,868,000 from the sales and maturity of available-for-sale securities. We sold all tax exempt municipal investments with the intent of re-investing in taxable investments. Prior to the sale, we purchased available-for-sale securities of $3,887,000. We also incurred capital expenditures of $232,000 in connection with our Branded Product Program and select restaurant improvements.

Cash used in financing activities of $7,224,000 in the fiscal 2016 period relates to the Company’s purchase of 185,198 shares of its common stock at a cost of $7,214,000 during the fiscal 2016 period. Additionally, the Company incurred additional debt issuance costs of $60,000 and paid $59,000 for the payment of withholding tax on the net share settlement of employee stock options. Nathan’s expects to realize tax benefits associated with employee stock option exercises of $65,000 and also received proceeds from the exercise of employee stock options of $44,000.

During the period from October 2001 through September 27, 2015, Nathan’s purchased a total of 4,832,885 shares of its common stock at a cost of approximately $64,015,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, to date, we have repurchased 2,941,785 shares at a total cost of approximately $56,857,000, reducing the number of shares then-outstanding by 48.9%.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase. As of September 27, 2015, the Company had repurchased 733,926 shares at a cost of $20,409,000 under the sixth stock repurchase plan.

An aggregate of 66,074 shares can still be purchased under Nathan’s existing stock buy-back program, as of September 27, 2015. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

On September 11, 2014, the Company and Mutual Securities, Inc. (“MSI”) amended its existing agreement to provide MSI with authorization on the Company’s behalf to purchase shares of the Company’s common stock, $.01 par value having a value of up to an additional $6,000,000, which purchases could commence on September 24, 2014. The agreement with MSI was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended to assist the Company in implementing its previously announced stock purchase plans. As of September 27, 2015, all purchases pursuant to the 10b5-1 plan have been completed.

On September 18, 2015, Nathan’s Board of Directors authorized the commencement of a modified Dutch Auction tender offer to repurchase up to 500,000 shares of its common stock at a price not less than $33.00 nor greater than $36.00 per share. The modified Dutch Auction tender offer was scheduled to expire on October 16, 2015. On October 14, 2015, the Pricing Committee authorized an extension of the modified Dutch Auction tender offer under the same terms and conditions until 5PM EST on November 16, 2015. Pursuant to the terms of the modified Dutch Auction tender offer, Nathan’s has reserved the right to purchase an additional 88,610 shares (up to 2% of the outstanding shares of its common stock).

Management believes that available cash, and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at September 27, 2015 aggregating $59,423,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In March 2015, we completed a dividend recapitalization, to return approximately $116,100,000 to our shareholders and we may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan or modified Dutch Auction tender offer.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 27, 2016, we will be required to make interest payments of approximately $13.8 million. On September 15, 2015, Nathan’s paid interest of $6,937,500.

At September 27, 2015, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

 The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of September 27, 2015 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$135,000	$-	$-	$135,000	$-
Employment Agreements	2,587	1,143	844	400	200
Dividends Payable	875	375	500	-	-
Operating Leases	15,153	1,607	3,284	2,825	7,437
Gross Cash Contractual Obligations	153,615	3,125	4,628	138,225	7,637
Sublease Income	2,528	266	518	510	1,234
Net Cash Contractual Obligations	$151,087	$2,859	$4,110	$137,715	$6,403

a)	Represents 10.000% Senior Secured Notes due March 2020.

b)

At September 27, 2015, the Company had unrecognized tax benefits of $285,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $308,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before declining by approximately 10%. As a result of the decline, the market price of hot dogs during the fiscal 2016 period was approximately 1.3% lower than the fiscal 2015 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2016. In the past, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices and are currently finalizing negotiations to enter into a new purchase commitment for approximately 2,600,000 pounds of hot dogs which will be priced after production has been completed. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

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

New York State recently passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase will be phased in differently between New York City and the rest of New York State.

In New York City, the hourly rate of pay will increase to:

$10.50 on Dec. 31, 2015; $12.00 on Dec. 31, 2016; $13.50 on Dec. 31, 2017; and $15.00 on Dec. 31, 2018.

The minimum hourly rate of pay for the remainder of New York State will increase to:

$9.75 on Dec. 31, 2015; $10.75 on Dec. 31, 2016; $11.75 on Dec. 31, 2017; $12.75 on Dec. 31, 2018; $13.75 on Dec. 31, 2019;

$14.50 on Dec. 31, 2020; and $15.00 on July 1, 2021.

All of Nathan’s Company-operated restaurants are within New York State, three of which operate within New York City that have been affected by this new legislation.

The Company is in the process of studying the impact of the proposal on the Company’s operations. Although we only operate five Company-owned restaurants, we believe that these increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees that operate in New York State.

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

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 27, 2015, Nathan’s cash and cash equivalents aggregated $59,423,000. Earnings on this amount of cash and cash equivalents would increase or decrease by approximately $149,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have historically, invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 27, 2015, Nathan’s did not have any marketable securities on hand. Nathan’s anticipates investing in marketable securities in the future. Marketable securities are considered at risk with respect to interest rates to determine their current market value. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events.

Borrowings

At September 27, 2015, we had $135.0 million of Notes outstanding which are due in March 2020. Upon maturity, we anticipate having to refinance a significant portion of the Notes and such refinancing would be based upon the then-prevailing interest rates. Interest expense on these borrowings would increase or decrease by approximately $337,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we have continued to experience unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before declining by approximately 10%. As a result of the decline, the market price of hot dogs during the fiscal 2016 period was approximately 1.3% lower than the fiscal 2015 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2016. In the past, we had entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices and are currently finalizing negotiations to enter into a new purchase commitment for approximately 2,600,000 pounds of hot dogs which will be priced after production has been completed. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 27, 2015 would have increased or decreased our cost of sales by approximately $3,168,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 19, 2014, the National Labor Relations Board’s General Counsel issued 13 complaints against McDonald’s USA, LLC as well as certain of “McDonald’s” brand franchisees. On February 13, 2015, the NLRB’s General Counsel issued an additional 6 complaints against McDonalds and other franchisees. Those complaints generally allege that the franchisor exerted sufficient control over its franchisees to render the franchisor a “joint employer” with respect to the franchisees’ staff. McDonald’s has stated that it will contest the joint employer allegations, which are pending before NLRB administrative law judges. The facts underlying the General Counsel’s complaints against McDonald’s are not publicly known, however, if the NLRB ultimately ruled that franchisors are always a “joint employer” with their franchisees that may have an important impact on our business and that of our franchisees. If that took place, then among other things, we might be deemed jointly responsible for unfair labor practices (e.g., with respect to union organization and collective bargaining) at the franchised restaurants in our system, which might have a material impact on us. Although we do not believe that outcome is likely, we do not know the facts underlying the NLRB General Counsel’s complaints against McDonald’s, when those complaints will be adjudicated by the agency’s administrative law judges, when the NLRB will hear any appeal and issue a decision, what may be the outcome of any judicial challenges to the agency’s final determination, and whether other intervening actions (e.g., legislative efforts to block the joint employer investigations) may have an impact on the situation.

New York State recently passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide.

New York State recently passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increases would take effect beginning December 31, 2015 and be fully phased in by December 31, 2018 in New York City, where we operate three Company-owned restaurants and by December 31, 2021 throughout the rest of New York State which would impact our two remaining Company-owned restaurants and our franchised restaurants that operate in New York State. If the cost of labor increases and we are unable to pass on these higher costs through price increases our margins and profitability will be adversely impacted. Additionally, a decrease in profitability at our franchisee’s restaurants, the potential loss of new franchisees or the closing of a significant number of existing franchised restaurants could significantly impact our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

   ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2015 July 26, 2015	49,211	$37.6607	49,211	66,074
July 27, 2015 August 23, 2015	-	-	-	66,074
August 24, 2015 September 27, 2015	-	-	-	66,074
Total	49,211	$37.6607	49,211	66,074

A)	Represents the Company’s fiscal periods during the quarter ended September 27, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Due to the ongoing modified Dutch Auction tender offer, on October 31, 2015, the Company and Howard M. Lorber, the Company’s Executive Chairman of the Board, entered into an amendment to the Restricted Stock Agreement whereby the parties agreed to change the vesting date of 10,000 shares of restricted stock held by Mr. Lorber from November 1, 2015 to after December 16, 2015. All other terms of the Restricted Stock Agreement remain in full force and effect.

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

10.1	*Amendment dated October 31, 2015 between the Company and Howard M. Lorber to the Restricted Stock Agreement, dated November 1, 2012 between Mr. Lorber and the Company.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 27, 2015 formatted in Extensible Business Reporting Language (XBRL): (i)the Consolidated Balance Sheets, (ii)the Consolidated Statements of Earnings, (iii)the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 5, 2015	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	By:	/s/ Ronald G. DeVos
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

10.1	*Amendment dated October 31, 2015 between the Company and Howard M. Lorber to the Restricted Stock Agreement, dated November 1, 2012 between Mr. Lorber and the Company.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 27, 2015 formatted in Extensible Business Reporting Language (XBRL): (i)the Consolidated Balance Sheets, (ii)the Consolidated Statements of Earnings, (iii)the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.