Form 10-Q
period 2015-12-27
NATHANS FAMOUS INC
filed 2016-02-05
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015.

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

At February 5, 2016 an aggregate of 4,348,722 shares of the registrant's common stock, par value of $.01, were outstanding.

1

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 27, 2015 and March 29, 2015

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	Dec. 27, 2015	March 29, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,708	$51,393
Marketable securities	-	7,091
Accounts and other receivables, net	9,035	9,499
Inventories	569	822
Prepaid expenses and other current assets (Note I)	914	4,532
Deferred income taxes	277	277
Total current assets	70,503	73,614

Property and equipment, net of accumulated depreciation of $7,492 and $6,946, respectively	8,832	9,257
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	213	347

	$80,996	$84,666

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,176	$5,319
Accrued expenses and other current liabilities (Note J)	8,755	6,412
Deferred franchise fees	197	278
Total current liabilities	13,128	12,009

Long-term debt, net of unamortized debt discounts and issuance costs of $5,031 and $5,860, respectively (Note O)	129,969	129,140
Other liabilities	2,042	2,397
Deferred income taxes	1,018	1,028

Total liabilities	146,157	144,574

COMMITMENTS AND CONTINGENCIES (Note P)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,269,286 and 9,252,097 shares issued; and 4,347,729 and 4,604,410 shares outstanding at December 27, 2015 and March 29, 2015, respectively	93	93
Additional paid-in capital	60,671	60,196
(Accumulated deficit)	(57,855)	(63,444)
Accumulated other comprehensive income	-	47
	2,909	(3,108)
Treasury stock, at cost, 4,921,557 and 4,647,687 shares at December 27, 2015 and March 29, 2015, respectively	(68,070)	(56,800)
Total stockholders’ (deficit)	(65,161)	(59,908)

	$80,996	$84,666

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and thirty-nine weeks ended December 27, 2015 and December 28, 2014

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended				Thirty-nine weeks ended
	December 27, 2015		December 28, 2014		December 27, 2015	December 28, 2014

REVENUES
Sales		$15,763		$17,298	$62,627	$60,647
License royalties		3,614		3,546	15,406	13,652
Franchise fees and royalties		1,187		1,471	3,804	4,473
Total revenues		20,564		22,315	81,837	78,772

COSTS AND EXPENSES
Cost of sales		12,082		14,704	47,848	49,097
Restaurant operating expenses		699		788	2,890	3,138
Depreciation and amortization		303		298	975	985
General and administrative expenses		3,045		2,760	9,647	8,561
Total costs and expenses		16,129		18,550	61,360	61,781

Income from operations		4,435		3,765	20,477	16,991

Interest expense		(3,708)		-	(11,126)	-
Interest income		-		21	52	137
Other income, net		21		17	72	65

Income before provision for income taxes		748		3,803	9,475	17,193
Provision for income taxes		316		1,562	3,886	7,027
Net income		$432		$2,241	$5,589	$10,166

PER SHARE INFORMATION
Income per share:
Basic	$	. 10	$	. 50	$1.25	$2.27
Diluted	$	. 10	$	. 49	$1.24	$2.21

Weighted average shares used in computing income per share:
Basic		4,408,000		4,482,000	4,474,000	4,475,000
Diluted		4,444,000		4,603,000	4,504,000	4,596,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thirteen and thirty-nine weeks ended December 27, 2015 and December 28, 2014

(in thousands)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	Dec. 27, 2015	Dec. 28, 2014	Dec. 27, 2015	Dec. 28, 2014

Net income	$432	$2,241	$5,589	$10,166

Other comprehensive loss, net of deferred income taxes:
Unrealized losses on marketable securities	-	(19)	-	(83)
Less: Reclassification adjustment for gains included in net income	-	-	47	-

Other comprehensive loss	-	(19)	(47)	(83)

Comprehensive income	$432	$2,222	$5,542	$10,083

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Thirty-nine weeks ended December 27, 2015

(in thousands, except share amounts)

(Unaudited)

	Common	Common	Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Deficit)	Income	Shares	Amount	(Deficit)

Balance, March 29, 2015	9,252,097	$93	$60,196	$(63,444)	$47	4,647,687	$(56,800)	$(59,908)

Shares issued in connection with share-based compensation plans	17,189	-	44					44

Withholding tax on net share settlement of share-based compensation plans			(260)					(260)

Repurchase of common stock						273,870	(11,270)	(11,270)

Income tax benefit on stock option exercises			142					142

Share-based compensation			549					549

Reclassification adjustment for gains included in net income, net of deferred income tax benefit of $(25)					(47)			(47)

Net income	-	-	-	5,589	-	-	-	5,589
Balance, December 27, 2015	9,269,286	$93	$60,671	$(57,855)	$-	4,921,557	$(68,070)	$(65,161)

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 27, 2015 and December 28, 2014

(in thousands)

(Unaudited)

	December 27, 2015	December 28, 2014
Cash flows from operating activities:
Net income	$5,589	$10,166
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	975	985
Amortization of bond premium	64	129
Gain on sale of marketable equity securities	(26)	-
Amortization of debt discounts and issuance costs	889	-
Share-based compensation expense	549	629
Provision for doubtful accounts	23	7
Deferred income taxes	15	77
Changes in operating assets and liabilities:
Accounts and other receivables, net	441	(3,307)
Insurance proceeds received for business interruption claim	-	718
Inventories	253	155
Prepaid expenses and other current assets	3,618	1,499
Other assets	134	(327)
Accounts payable, accrued expenses and other current liabilities	1,200	(172)
Deferred franchise fees	(81)	79
Other liabilities	(355)	(124)

Net cash provided by operating activities	13,288	10,514

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	10,868	6,620
Purchase of property and equipment	(550)	(695)
Purchase of available-for-sale securities	(3,887)	(2,521)

Net cash provided by investing activities	6,431	3,404

Cash flows from financing activities:
Debt issuance costs	(60)	-
Income tax benefit on stock option exercises	142	1,061
Proceeds from exercise of stock options	44	222
Payments of withholding tax on net share settlement of share-based compensation plans	(260)	(825)
Repurchase of treasury stock	(11,270)	(1,916)

Net cash (used in) financing activities	(11,404)	(1,458)

Net increase in cash and cash equivalents	8,315	12,460

Cash and cash equivalents, beginning of period	51,393	22,077

Cash and cash equivalents, end of period	$59,708	$34,537

Cash paid (refunded) during the period for:
Interest	$6,938	$-
Income taxes (refunded) / paid	$(95)	$4,404

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2015

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 27, 2015 and December 28, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

In January 2015, the FASB issued new guidance to simplify the income statement presentation requirements by eliminating the seldom-used concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies the income statement presentation by no longer segregating such extraordinary items from the ordinary results of operations and separately stating the amount, net of tax along with the effect on earnings per share. This new standard is effective for annual periods beginning after December 15, 2015, including interim periods therein, which for Nathan’s would be its first quarter of fiscal 2017 beginning March 28, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company early adopted this standard beginning in the first quarter of fiscal 2016. The adoption did not have a material impact on the Company’s results of operations or financial position.

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

In November 2015, the FASB updated U.S. GAAP requiring deferred tax assets and liabilities be presented as noncurrent in a classified balance sheet. This accounting principle change will be effective in calendar year 2017 for public entities with calendar year reporting periods. However, early adoption is permitted for any interim or annual period. Public entities are required to apply the new guidance in the annual reporting period beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. This standard is required to take effect in Nathan’s first quarter ending (June 2017) of our fiscal year ending March 25, 2018. However, early adoption is permitted as of the beginning of any interim or annual reporting period. Nathan’s may apply the amendment prospectively or retrospectively to all periods presented. In case of a prospective application, Nathan’s would disclose in the first interim and annual period of change (i) the nature of and reason for the change in accounting principle, and (ii) a statement that prior periods were not adjusted. If the amendment is applied retrospectively, Nathan’s would have to disclose in the first interim and annual period of change (i) the nature of and reason for the change in accounting principle, and (ii) quantitative information about the effects of the accounting change on prior periods. Nathan’s is currently evaluating this new accounting standard but does not expect that it will have a significant impact on Nathan’s financial position or results of operations.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 27, 2015 and December 28, 2014, respectively.

Thirteen weeks

	Net Income		Number of Shares		Net Income Per Share
	2015	2014	2015	2014	2015	2014
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$432	$2,241	4,408	4,482	$0.10	$0.50
Effect of dilutive employee stock options	-	-	36	121	-	(0.01)
Diluted EPS
Diluted calculation	$432	$2,241	4,444	4,603	$0.10	$0.49

Thirty-nine weeks

	Net Income		Number of Shares		Net Income Per Share
	2015	2014	2015	2014	2015	2014
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$5,589	$10,166	4,474	4,475	$1.25	$2.27
Effect of dilutive employee stock options	-	-	30	121	(0.01)	(0.06)
Diluted EPS
Diluted calculation	$5,589	$10,166	4,504	4,596	$1.24	$2.21

No options to purchase shares of common stock for the thirteen or thirty-nine week periods ended December 27, 2015 and December 28, 2014 were excluded from the computation of diluted earnings per share.

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

At December 27, 2015, we did not have any marketable securities that were valued at fair value.

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

The Company’s long-term debt had a carrying value of $135,000,000 as of December 27, 2015 and a fair value of $139,725,000 as of December 27, 2015. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 27, 2015, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. As of December 27, 2015, the Company had sold all of its marketable securities that had been invested in municipal bonds and the proceeds are included in cash and cash equivalents. At March 29, 2015, all marketable securities held by the Company were classified as available-for-sale and, as a result, were stated at fair value (Note F), with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income is recorded when it is earned and deemed realizable by the Company.

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities, which consist entirely of municipal bonds that are classified as available-for-sale securities, are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

December 27, 2015	$-	$-	$-	$-

March 29, 2015	$7,019	$72	$-	$7,091

As a result of the sale of all of the marketable securities, all prior unrealized gains have been realized and are included in net income and reclassified in determining other comprehensive income for the thirteen and thirty-nine week periods ended December 27, 2015. The reclassification of unrealized gains for the thirty-nine week period ended December 27, 2015 was $47,000 which was net of taxes of $25,000. The change in net unrealized losses on available-for-sale securities for the thirteen and thirty-nine week periods ended December 28, 2014 of $19,000 and $83,000, respectively, which were net of deferred income tax benefit of $12,000 and $56,000, respectively, were included as a component of comprehensive income. As of March 29, 2015, accumulated other comprehensive income was comprised entirely of the net unrealized gains on available-for-sale securities.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 27, 2015	March 29, 2015

Branded product sales	$5,994	$6,317
Franchise and license royalties	1,999	2,570
Other	1,498	1,055
	9,491	9,942

Less: allowance for doubtful accounts	456	443
Accounts and other receivables, net	$9,035	$9,499

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

Changes in the Company’s allowance for doubtful accounts for the thirty-nine week period ended December 27, 2015 and the fiscal year ended March 29, 2015 are as follows (in thousands):

	December 27, 2015	March 29, 2015

Beginning balance	$443	$433
Bad debt expense	23	23
Accounts written off	(10)	(13)
Ending balance	$456	$443

NOTE I – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 27, 2015	March 29, 2015

Income taxes	$-	$3,525
Insurance	598	497
Other	316	510
	$914	$4,532

NOTE J – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 27, 2015	March 29, 2015

Payroll and other benefits	$2,095	$2,847
Income taxes	347	17
Accrued rebates	1,099	815
Rent and occupancy costs	209	206
Deferred revenue	17	601
Construction costs	174	269
Interest	4,050	750
Professional fees	193	329
Dividend payable	375	375
Other	196	203
	$8,755	$6,412

Other liabilities consist of the following (in thousands):

	December 27, 2015	March 29, 2015
Deferred development fees	$282	$214
Reserve for uncertain tax positions	586	555
Deferred rental liability	917	991
Dividend payable	250	625
Other	7	12
	$2,042	$2,397

NOTE K – SALES

The Company’s sales for the thirteen and thirty-nine weeks ended December 27, 2015 and December 28, 2014 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014

Branded Products	$13,565	$14,956	$47,160	$45,568
Company-operated restaurants	2,030	2,148	14,872	14,497
Other	168	194	595	582
Total sales	$15,763	$17,298	$62,627	$60,647

NOTE L – INCOME TAXES

The income tax provisions for the thirty-nine week periods ended December 27, 2015 and December 28, 2014 reflect effective tax rates of 41.0% and 40.9%, respectively, which have been reduced from statutory rates by 0.1% and 0.3%, respectively, for the differing effects of tax exempt interest income.

The amount of unrecognized tax benefits at December 27, 2015 was $287,000, all of which would impact Nathan’s effective tax rate, if recognized. As of December 27, 2015, Nathan’s had $309,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

In June 2015, Nathan’s received notification from the New York State Department of Taxation and Finance that it will review Nathan’s tax returns for the period April 1, 2011 through March 31, 2014. Fieldwork has been completed and we are awaiting the final conclusion of the review.

NOTE M – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended December 27, 2015 and December 28, 2014 was $173,000 and $228,000, respectively. Total share-based compensation during the thirty-nine week periods ended December 27, 2015 and December 28, 2014 was $549,000 and $629,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of December 27, 2015, there was $1,254,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately two years and four months, which represents the weighted average remaining requisite service periods for such awards.

There were no new share-based awards granted during the thirty-nine week period ended December 27, 2015.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014

Stock options	$38	$93	$144	$224
Restricted stock	135	135	405	405
Total compensation cost	$173	$228	$549	$629

Stock options outstanding:

During the fiscal year ended March 29, 2015, the Company granted options to purchase 50,000 shares at an exercise price of $53.89 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a four-year period which commenced August 6, 2015.

The ex-dividend date for the special cash dividend was March 30, 2015, which was paid on March 27, 2015, to stockholders of record as of March 20, 2015. Pursuant to the anti-dilution provisions of the Company’s 2010 Stock Incentive Plan, as amended, the Company issued replacement options to purchase 75,745 shares at an exercise price of $35.576 for the unvested stock options to purchase 50,000 shares that were outstanding as of March 29, 2015. Nathan’s performed its evaluation based on the closing price of its common stock on March 27, 2015 of $73.56 per share, or $48.56 per share excluding the dividend of $25.00 per share. No other terms or conditions of the outstanding options were modified. The anti-dilution provisions of the original award were structured to equalize the award’s fair value before and after the modification.

Transactions with respect to stock options for the thirty-nine weeks ended December 27, 2015 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Options outstanding at the beginning of the fiscal year (A)	142,964	$24.36	2.87	$3,460

Granted	-	-	-	-

Expired	(3,787)	$11.72	-	-

Exercised	(9,467)	$11.72	-	261

Options outstanding at December 27, 2015	129,710	$25.65	2.29	$3,343

Options exercisable at December 27, 2015	72,901	$17.92	1.26	$2,442

A-	Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s special dividend.

Restricted stock:

Transactions with respect to restricted stock for the thirty-nine weeks ended December 27, 2015 are as follows:

	Shares	Weighted- Average Grant-date Fair Value Per share
Unvested restricted stock at March 29, 2015	40,000	$39.54

Granted	-	-
Vested	(15,000)	$36.13

Unvested restricted stock at December 27, 2015	25,000	$41.59

NOTE N – STOCKHOLDERS’ EQUITY

1.	Dividend

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to stockholders of record as of March 20, 2015 of which approximately $115,100,000 was paid on March 27, 2015 to the stockholders. The Company also accrued $1,000,000 for the expected dividends payable on unvested restricted shares pursuant to the terms of the restricted stock agreements. As restricted stock grants vest, the declared dividend will be paid. We have paid $375,000 of the accrued dividend and estimate that approximately $375,000, $125,000 and $125,000 will be paid during our fiscal years ending March 26, 2017, March 25, 2018 and March 31, 2019, respectively. The ex-dividend date for the distribution was March 30, 2015 pursuant to NASDAQ regulations for dividend distributions that are greater than 25% of the Company’s market capitalization.

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

At December 27, 2015, the Company reserved 9,191,243 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

3.	Stock Repurchase Programs

During the period from October 2001 through December 27, 2015, Nathan’s purchased 4,921,557 shares of its common stock at a cost of approximately $68,070,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirty-nine week period ended December 27, 2015, we repurchased 273,870 shares of common stock at a cost of $11,270,000, which includes shares of common stock purchased pursuant to the modified Dutch Auction tender offer described below.

On September 11, 2015, Nathan’s Board of Directors authorized the commencement of a modified Dutch Auction tender offer to repurchase up to 500,000 shares of its common stock at a price not less than $33.00 nor greater than $36.00 per share. The modified Dutch Auction tender offer was scheduled to expire on October 16, 2015. On October 14, 2015, the Pricing Committee authorized an extension of the modified Dutch Auction tender offer under the same terms and conditions until 5PM EST on November 16, 2015. On November 13, 2015, the Pricing Committee authorized the Company to extend the expiration date of the modified Dutch Auction tender offer until 5:00 PM EST on December 2, 2015 and increase the price range of the modified Dutch Auction tender offer to a price per share of not less than $41.00 nor greater than $44.00. Based on the final count by American Stock Transfer and Trust Company, the depositary of the tender, 88,672 shares of common stock were tendered and not withdrawn at or below the final purchase price of $44.00 per share. Since the tender offer was not fully subscribed, no proration was required and all shares validly tendered and not withdrawn were accepted for purchase. All of such shares purchased in the tender offer were purchased at the same price of $44.00 per share, for a total cost of $4,056,000, including fees and expenses related to the modified Dutch Auction tender offer.

On September 11, 2014, the Company and Mutual Securities, Inc. (“MSI”) amended its existing agreement pursuant to which MSI was authorized on the Company’s behalf to purchase shares of the Company’s common stock, $.01 par value having a value of up to an additional $6,000,000, which purchases could commence on September 24, 2014. The agreement with MSI was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended to assist the Company in implementing its previously announced stock purchase plans. As of December 27, 2015, all purchases pursuant to the 10b5-1 plan have been completed.

As of December 27, 2015, an aggregate of 66,074 shares can still be purchased under Nathan’s existing stock buy-back program. On February 1, 2016, Nathan’s Board of Directors has authorized the purchase by Nathan’s of up to an additional 200,00 shares of its common stock. After giving effect to the increase in the number of shares, an aggregate 266,074 shares remain available for purchase under Nathan’s stock buy-back program.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under the stock-repurchase plan.

NOTE O – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 27, 2015	March 29, 2015

10.000% Senior secured notes due 2020	$135,000	$135,000
Less: unamortized debt discounts and issuance costs	(5,031)	(5,860)
	$129,969	$129,140

On March 10, 2015, the Company completed the issuance of $135,000,000 of 10.000% Senior Secured Notes due 2020 (“the Notes”) in a Rule 144A transaction. The Notes were issued pursuant to an indenture, dated as of March 10, 2015 (the “Indenture”), by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, a national banking association, as trustee and collateral trustee. The Company used the proceeds to pay a special cash dividend of approximately $116,100,000 (see Note N) with the remaining net proceeds for general corporate purposes, including working capital. Debt discounts and issuance costs are presented net of the long-term debt of approximately $5,031,000 which will be amortized into interest expense over the remaining 5-year term of the Notes.

The Notes bear interest at 10.000% per annum, payable semi-annually on March 15th and September 15th with the first payment of $6,937,500 paid on September 15, 2015. The Notes have no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

There are no financial maintenance covenants associated with the Notes or the Indenture. As of December 27, 2015, Nathan’s was in compliance with all covenants associated with the Notes or the Indenture.

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

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the affects on the supply of cattle), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of our supply agreement for hot dogs with John Morrell & Co., the impact of our debt service and repayment obligations under the Notes; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employee” or the impact of our new union contract; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 29, 2015, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At December 27, 2015, our restaurant system consisted of 267 units, comprised of 262 Nathan’s franchised units, including 112 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 23 states, and nine foreign countries. At December 28, 2014, our restaurant system consisted of 310 units, comprised of 305 Nathan’s franchised units, including 122 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, the Cayman Islands and ten foreign countries.

In addition to plans for expansion through our Branded Product Program, licensing and franchising, Nathan’s continues to seek to co-brand within its restaurant system. Nathan’s is also the owner of the Arthur Treacher’s brand. At December 27, 2015, the Arthur Treacher’s brand was sold within 45 Nathan’s restaurants. Additionally, during the fiscal year ended March 30, 2014, we entered into our first multi-unit Arthur Treacher’s Branded Menu Program agreement with a qualified foodservice operator for inclusion of Arthur Treacher’s products in non-Nathan’s facilities. Currently seven locations are operating, and we may seek to further market this program in the future.

As described in our Annual Report on Form 10-K for the year ended March 29, 2015, our future results could be materially impacted by many developments including our dependence on John Morrell & Co. as our principal supplier. In addition, our future operating results could be impacted by supply constraints on beef and the volatility of beef prices.

Our future results could also be impacted by our obligations under the Notes. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of approximately $13.5 million per annum and annual amortization of debt discounts and issuance costs of approximately $1,185,000. The Indenture governing the Notes impose certain other restrictions on us. Because the Notes were issued in March 2015, and require us to make semi-annual interest payments, our net income for the thirteen and thirty-nine week periods ended December 27, 2015 is significantly negatively impacted compared to our reported net income for the thirteen and thirty-nine week periods ended December 28, 2014. Accordingly, as described below, we are also including information relating to EBITDA and Adjusted EBITDA in this Form 10-Q quarterly report.

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

EBITDA and Adjusted EBITDA

The Company believes that EBITDA and Adjusted EBITDA, Non-US GAAP measures, are useful to investors to assist in assessing and understanding the Company's operating performance and underlying trends in the Company's business because EBITDA and Adjusted EBITDA are (i) among the measures used by management in evaluating performance and (ii) are frequently used by securities analysts, investors and other interested parties as a common performance measure.

The following is a reconciliation of Net income to Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014

Net income	$432	$2,241	$5,589	$10,166
Interest expense	3,708	-	11,126	-
Income taxes	316	1,562	3,886	7,027

Depreciation and amortization	303	298	975	985
EBITDA	4,759	4,101	21,576	18,178

Stock-based compensation	173	228	549	629

Amortization of bond premium	-	53	64	129
Adjusted EBITDA	$4,932	$4,382	$22,189	$18,936

Results of Operations

Thirteen weeks ended December 27, 2015 compared to thirteen weeks ended December 28, 2014

Revenues

Total sales decreased by 8.9% to $15,763,000 for the thirteen weeks ended December 27, 2015 (“third quarter fiscal 2016”) as compared to $17,298,000 for the thirteen weeks ended December 28, 2014 (“third quarter fiscal 2015”). Foodservice sales from the Branded Product Program decreased by 9.3% to $13,565,000 for the third quarter fiscal 2016 as compared to sales of $14,956,000 in the third quarter fiscal 2015. This decrease was primarily attributable to a change in pricing strategy that is more closely correlated to the cost of product which lowered average selling prices by approximately 8.4% during the third quarter fiscal 2016 as compared to the third quarter of fiscal 2015. Our costs declined by approximately 19.8% for the same period. Total Company-owned restaurant sales were $2,030,000 during the third quarter fiscal 2016 as compared to $2,148,000 during the third quarter fiscal 2015. During the third quarter fiscal 2015, sales at our Oceanside location, that was being relocated, were exceptionally strong, representing approximately $79,000 of the comparative decline. Other sales, primarily to Wal-Mart, were approximately $26,000 lower in the third quarter fiscal 2016 than the third quarter fiscal 2015.

License royalties were $3,614,000 in the third quarter fiscal 2016 as compared to $3,546,000 in the third quarter fiscal 2015. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased 1.1% to $3,160,000 for the third quarter fiscal 2016 as compared to $3,126,000 in the third quarter fiscal 2015. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $34,000 during the third quarter fiscal 2016 as compared to the third quarter fiscal 2015.

Franchise fees and royalties were $1,187,000 in the third quarter fiscal 2016 as compared to $1,471,000 in the third quarter fiscal 2015. Total royalties were $1,006,000 in the third quarter fiscal 2016 as compared to $1,069,000 in the third quarter fiscal 2015. Royalties earned under the Branded Menu program were $253,000 in the third quarter fiscal 2016 as compared to $222,000 in the third quarter fiscal 2015. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $753,000 in the third quarter fiscal 2016 as compared to $847,000 in the third quarter fiscal 2015. Franchise restaurant sales decreased to $16,803,000 in the third quarter fiscal 2016 as compared to $18,665,000 in the third quarter fiscal 2015 primarily due to the impact of closed locations. Comparable domestic franchise sales (consisting of 102 Nathan’s outlets, excluding sales under the Branded Menu Program) were $13,632,000 in the third quarter fiscal 2016 as compared to $13,808,000 in the third quarter fiscal 2015, a decline of 1.3%.

At December 27, 2015, 262 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 305 domestic and international franchised or Branded Menu Program franchise outlets at December 28, 2014. Total franchise fee income was $181,000 in the third quarter fiscal 2016 as compared to $402,000 in the third quarter fiscal 2015. Domestic franchise fee income was $125,000 in the third quarter fiscal 2016 as compared to $90,000 in the third quarter fiscal 2015. International franchise fee income was $26,000 in the third quarter fiscal 2016 as compared to $192,000 during the third quarter fiscal 2015. We also recognized forfeited fees of $30,000 during the third quarter fiscal 2016 and $120,000 during the third quarter fiscal 2015. During the third quarter fiscal 2016 period, 12 new franchised outlets opened, including five new Branded Menu Program outlets, including locations in Russia and Costa Rica. During the third quarter fiscal 2015 period, eight new franchised outlets opened, including locations in Costa Rica, the Dominican Republic and our first location in Malaysia.

Costs and Expenses

Overall, our cost of sales decreased by $2,622,000 to $12,082,000 in the third quarter fiscal 2016 as compared to $14,704,000 in the third quarter fiscal 2015. Our gross profit (representing the difference between sales and cost of sales) was $3,681,000 or 23.4% of sales during the third quarter fiscal 2016 as compared to $2,594,000 or 15.0% of sales during the third quarter fiscal 2015. The margin improvement was primarily due to the impact of the continued reduction in the cost of beef on our product costs since the summer, and the effect of selling price increases implemented in the Company-operated restaurants.

Cost of sales in the Branded Product Program decreased by approximately $2,511,000 during the third quarter fiscal 2016 period as compared to the third quarter fiscal 2015 period primarily due to the 19.8% reduction in the cost per pound of our hot dogs. We did not enter into any purchase commitments that affected cost of sales for the third quarter fiscal 2016 or third quarter fiscal 2015. Although the cost of beef and beef trimmings have declined, if we were unable to pass on future cost increases through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2016 was $1,329,000 or 65.5% of restaurant sales, as compared to $1,447,000 or 67.4% of restaurant sales in the third quarter fiscal 2015 due primarily to lower food costs. Our labor costs have increased beginning January 2016 as a result of the new minimum wage legislation in New York State. Since the minimum wage increase took effect, we estimate that restaurant labor costs have increased by approximately 12.2% because of that increase. If we are unable to fully offset these increases through pricing and operating efficiencies, our margins and profits will be negatively affected.

Restaurant operating expenses were $699,000 in the third quarter fiscal 2016 as compared to $788,000 in the third quarter fiscal 2015. The decrease in restaurant operating costs results primarily from the reduction in occupancy and related costs at our new Oceanside restaurant which is smaller and more efficient to operate than our previous Oceanside restaurant. Despite the recent reduction in our utility costs, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $303,000 in the third quarter fiscal 2016 as compared to $298,000 in the third quarter fiscal 2015. We expect to incur depreciation expense of approximately $100,000 per annum in connection with the new Oceanside restaurant.

General and administrative expenses increased by $285,000 or 10.3% to $3,045,000 in the third quarter fiscal 2016 as compared to $2,760,000 in the third quarter fiscal 2015. The increase in general and administrative expenses was primarily due to increased professional fees of $135,000, marketing expenses of $52,000 and compensation costs of $31,000. We have recently begun a new initiative to target franchising within captive markets by hiring a sales executive with a proven track record and are developing new menu items specifically for this venue.

Other Items

We did not hold any marketable securities during the third quarter fiscal 2016. Interest income was $21,000 in the third quarter fiscal 2015. We sold all of the tax-exempt marketable securities during the second quarter fiscal 2016 and are evaluating re-investing the proceeds into short-term taxable investments.

Other income, which primarily relates to a sublease of a franchised restaurant, was $21,000 in the third quarter fiscal 2016 as compared to $17,000 in the third quarter fiscal 2015.

Interest expense of $3,708,000 in the third quarter fiscal 2016 represents accrued interest of $3,412,000 on the Notes and amortization of debt discounts and issuance costs of $296,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of approximately $13.5 million per annum and annual amortization of debt discounts and issuance costs of approximately $1,185,000.

Provision for Income Taxes

In the third quarter fiscal 2016, the income tax provision was $316,000 or 42.2% of earnings before income taxes as compared to $1,562,000 or 41.1% of earnings before income taxes in the third quarter fiscal 2015. During the third quarter fiscal 2016, we recorded a tax true-up of approximately $16,000 in connection with our tax returns for the year ended March 29, 2015. This adjustment increases our effective tax rate by 210 BPS for the quarter. Nathan’s effective tax rate was reduced by 0.2% during the third quarter fiscal 2015, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 42.2% for the third quarter fiscal 2016 and 41.3% for the third quarter fiscal 2015. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $183,000 during the remainder of fiscal 2016. As described under Note L to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 27, 2016 will be in the range of approximately 40.5% to 41.9% excluding the potential impact of any reduction to the Company’s unrecognized tax benefits.

Results of Operations

Thirty-nine weeks ended December 27, 2015 compared to thirty-nine weeks ended December 28, 2014

Revenues

Total sales increased by 3.3% to $62,627,000 for the thirty-nine weeks ended December 27, 2015 (“fiscal 2016 period”) as compared to $60,647,000 for the thirty-nine weeks ended December 28, 2014 (“fiscal 2015 period”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 3.5% to $47,160,000 for the fiscal 2016 period as compared to sales of $45,568,000 for the fiscal 2015 period. This increase was primarily attributable to a 5.1% increase in the volume of products sold partially offset by lower average selling prices resulting from a change in pricing strategy more closely correlated to the cost of product. Total Company-owned restaurant sales increased $375,000 to $14,872,000 during the fiscal 2016 period as compared to $14,497,000 during the fiscal 2015 period due primarily to higher sales at both Coney Island locations. Other sales, primarily to Wal-Mart, also increased by $13,000 during the fiscal 2016 period, as compared to the fiscal 2015 period.

License royalties were $15,406,000 in the fiscal 2016 period as compared to $13,652,000 in the fiscal 2015 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased by 14.2% to $14,091,000 for the fiscal 2016 period as compared to $12,342,000 for the fiscal 2015 period. The increase is substantially attributable to the organic growth in our consumer packaged hot dog business as a result of more effective sales, marketing and promotional strategies. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $5,000 during the fiscal 2016 period as compared to the fiscal 2015 period.

Franchise fees and royalties were $3,804,000 in the fiscal 2016 period as compared to $4,473,000 in the fiscal 2015 period. Total royalties were $3,416,000 in the fiscal 2016 period as compared to $3,594,000 in the fiscal 2015 period. Royalties earned under the Branded Menu program were $826,000 in the fiscal 2016 period as compared to $766,000 in the fiscal 2015 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales, but are based upon product purchases. Traditional franchise royalties were $2,590,000 in the fiscal 2016 period as compared to $2,828,000 in the fiscal 2015 period. Franchise restaurant sales decreased to $57,227,000 in the fiscal 2016 period as compared to $63,431,000 in the fiscal 2015 period primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 100 Nathan’s outlets, excluding sales under the Branded Menu Program) were $44,870,000 in the fiscal 2016 period as compared to $44,886,000 in the fiscal 2015 period.

At December 27, 2015, 262 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 305 domestic and international franchised or Branded Menu Program franchise outlets at December 28, 2014. Total franchise fee income was $388,000 in the fiscal 2016 period as compared to $879,000 in the fiscal 2015 period. Domestic franchise fee income was $301,000 in the fiscal 2016 period as compared to $211,000 in the fiscal 2015 period. International franchise fee income was $29,000 in the fiscal 2016 period as compared to $548,000 in the fiscal 2015 period. We also recognized forfeited fees of $58,000 during the fiscal 2016 period and $120,000 during the fiscal 2015 period. During the fiscal 2016 period, 35 new franchised outlets opened, including 11 international locations, including locations in Russia and Costa Rica, and 16 Branded Menu Program outlets. During the fiscal 2015 period, 28 new franchised outlets opened, including 10 international locations, including our first locations in Costa Rica and Malaysia, and 14 Branded Menu Program outlets.

Costs and Expenses

Overall, our cost of sales decreased by $1,249,000 to $47,848,000 in the fiscal 2016 period as compared to $49,097,000 in the fiscal 2015 period. Our gross profit (representing the difference between sales and cost of sales) was $14,779,000 or 23.6% of sales during the fiscal 2016 period as compared to $11,550,000 or 19.0% of sales during the fiscal 2015 period. The margin improvement was primarily due to the impact of the continued reduction in the cost of beef on our product costs since the summer, and the effect of selling price increases implemented in the Company-operated restaurants.

Cost of sales in the Branded Product Program decreased by approximately $1,163,000 during the fiscal 2016 period as compared to the fiscal 2015 period, despite the higher sales volume, primarily as a result of an approximately 7.1% decrease in the average cost per pound of our hot dogs. We did not enter into any purchase commitments that affected the period results for the fiscal 2016 period or fiscal 2015 period results. Although the cost of beef and beef trimmings declined, if we are unable to pass on future cost increases through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2016 period was $7,862,000 or 52.9% of restaurant sales, as compared to $7,995,000 or 55.1% of restaurant sales in the fiscal 2015 period due primarily to lower food and labor costs. Our labor costs have increased beginning January 2016 as a result of the new minimum wage legislation in New York State. Since the minimum wage increase took effect, we estimate that restaurant labor costs have increased by approximately 12.2% because of that increase. If we are unable to fully offset these increases through pricing and operating efficiencies, our margins and profits will be negatively affected.

Restaurant operating expenses were $2,890,000 in the fiscal 2016 period as compared to $3,138,000 in the fiscal 2015 period. The decrease in restaurant operating costs results primarily from the reduction in occupancy and related costs at our new Oceanside restaurant which is smaller and more efficient to operate than our previous Oceanside restaurant. We continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $975,000 in the fiscal 2016 period as compared to $985,000 in the fiscal 2015 period. We expect to incur depreciation expense of approximately $100,000 per annum in connection with the new Oceanside restaurant.

General and administrative expenses increased $1,086,000 or 12.7% to $9,647,000 in the fiscal 2016 period as compared to $8,561,000 in the fiscal 2015 period. The increase in general and administrative expenses was primarily due to increased severance costs of $210,000, legal and other professional fees of $341,000, recruitment fees of $71,000, marketing expenses of $106,000 and relocation expenses of $88,000. We have recently begun a new initiative to target franchising within captive markets by hiring a sales executive with a proven track record and are developing new menu items specifically for this venue.

Other Items

Interest income was $52,000 in the fiscal 2016 period as compared to $137,000 in the fiscal 2015 period, primarily due to lower interest income earned on marketable securities. We recently sold all of the tax-exempt marketable securities and are evaluating re-investing the proceeds into short-term taxable investments.

Other income, which primarily relates to a sublease of a franchised restaurant, was $72,000 in the fiscal 2016 period, as compared to $65,000 in the fiscal 2015 period.

Interest expense of $11,126,000 in the fiscal 2016 period represents interest of $10,237,000 on the Notes and amortization of debt discounts and issuance costs of $889,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of approximately $13.5 million per annum and annual amortization of debt discounts and issuance costs of approximately $1,185,000.

Provision for Income Taxes

In the fiscal 2016 period, the income tax provision was $3,886,000 or 41.0% of earnings before income taxes as compared to $7,027,000 or 40.9% of earnings before income taxes in the fiscal 2015 period. During the third quarter fiscal 2016, we recorded a tax true-up of approximately $16,000 in connection with the filing of our tax returns for the year ended March 29, 2015. Nathan’s effective tax rate was reduced by 0.1% during the fiscal 2016 period and reduced by 0.3% during the fiscal 2015 period, due to the differing effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 41.1% for the fiscal 2016 period and 41.2% for the fiscal 2015 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $183,000 during the remainder of fiscal 2016. As described under Note L to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 27, 2016 will be in the range of approximately 40.5% to 41.9% excluding the potential impact of any reduction to the Company’s unrecognized tax benefits.

Off-Balance Sheet Arrangements

Nathan’s hot dog manufacturer, John Morrell & Co., completed manufacturing approximately 2.6 million pounds of hot dogs totaling approximately $5.2 million. Nathan’s expects to begin purchasing this product in February 2016 until this purchase commitment has been fulfilled.

Liquidity and Capital Resources

Cash and cash equivalents at December 27, 2015 aggregated $59,708,000, an $8,315,000 increase during the fiscal 2016 period as compared to cash and cash equivalents of $51,393,000 at March 29, 2015. At December 27, 2015, marketable securities had been converted into cash and cash equivalents as compared to $7,091,000 at March 29, 2015 and net working capital decreased to $57,373,000 from $61,605,000 at March 29, 2015.

On March 10, 2015, the Company completed an offering of $135.0 million aggregate principal amount of Notes. The Company used the net proceeds of the Notes offering to pay a special dividend of $25.00 per share (approximately $116.1 million in the aggregate) to Company stockholders of record and will use the remaining net proceeds for general corporate purposes, including working capital.

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

As of December 27, 2015, Nathan’s was in compliance with all covenants associated with the Notes.

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

Cash provided by operations of $13,288,000 in the fiscal 2016 period is primarily attributable to net income of $5,589,000 in addition to other non-cash operating items of $2,489,000, and increased changes in other operating assets and liabilities of $5,210,000. Accounts and other receivables decreased by $441,000 due primarily to seasonal reductions in royalties of $571,000, Branded Product Program sales of $323,000, and lower interest income receivable of $120,000, partly offset by advances to the Advertising Fund of $679,000. The decrease in prepaid expenses of $3,618,000 relates primarily to the utilization of prepaid income taxes at March 29, 2015 of $3,525,000 against Nathan’s current year estimated income tax payments, including the receipt of a refund of $1,500,000 from the IRS. The increase in accounts payable, accrued expenses and other current liabilities of $1,200,000 is primarily due to increased interest expense of $3,300,000 which was partially offset by lower accounts payable of $1,143,000 and a decrease of accrued incentive compensation of $752,000.

Cash provided by investing activities was $6,431,000 in the fiscal 2016 period. We received cash proceeds of $10,868,000 from the sales and maturity of available-for-sale securities. We sold all tax exempt municipal investments with the intent of re-investing in taxable investments. Prior to the sale, we purchased available-for-sale securities of $3,887,000. We also incurred capital expenditures of $550,000 primarily in connection with our Branded Product Program and select restaurant improvements.

Cash used in financing activities of $11,404,000 in the fiscal 2016 period relates to the Company’s purchase of 273,870 shares of its common stock at a cost of $11,270,000 during the fiscal 2016 period pursuant to our stock repurchase plan and the modified Dutch Auction tender offer, as more fully described below. Additionally, the Company incurred additional debt issuance costs of $60,000 and paid $260,000 for the payment of withholding tax on the net share settlement of employee stock options. Nathan’s expects to realize tax benefits associated with employee stock option exercises of $142,000 and also received proceeds from the exercise of employee stock options of $44,000.

During the period from October 2001 through December 27, 2015, Nathan’s purchased 4,921,557 shares of its common stock at a cost of approximately $68,070,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, to date, we have repurchased 3,030,457 shares at a total cost of approximately $60,912,000, reducing the number of shares then-outstanding by 50.4%.

On November 3, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors authorized a 300,000 share increase in the number of shares that the Company may repurchase. As of December 27, 2015, the Company had repurchased 733,926 shares at a cost of $20,409,000 under the sixth stock repurchase plan.

An aggregate of 66,074 shares can still be purchased under Nathan’s existing stock buy-back program, as of December 27, 2015. On February 1, 2016, Nathan’s Board of Directors has authorized the purchase by Nathan’s of up to an additional 200,00 shares of its common stock. After giving effect to the increase in the number of shares, an aggregate 266,074 shares remain available for purchase under Nathan’s stock buy-back program. Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under the stock-repurchase plan.

On September 11, 2014, the Company and Mutual Securities, Inc. (“MSI”) amended its existing agreement to provide MSI with authorization on the Company’s behalf to purchase shares of the Company’s common stock, $.01 par value having a value of up to an additional $6,000,000, which purchases could commence on September 24, 2014. The agreement with MSI was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended to assist the Company in implementing its previously announced stock purchase plans. As of December 27, 2015, all purchases pursuant to the 10b5-1 plan have been completed.

On December 2, 2015, we purchased 88,672 shares of common stock in a modified Dutch Auction tender offer at a price of $44.00 per share. The total cost was $4,056,000, including fees and expenses related to the modified Dutch Auction tender offer.

Management believes that available cash, and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements and for any stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at December 27, 2015 aggregating $59,708,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In March 2015, we completed a dividend recapitalization, to return approximately $116,100,000 to our shareholders and we may continue to return capital to our shareholders through stock repurchases, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

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

At December 27, 2015, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of December 27, 2015 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$135,000	$-	$-	$135,000	$-
Employment Agreements	2,293	1,093	800	400	-
Dividends Payable	625	375	250	-	-
Operating Leases	14,793	1,611	3,293	2,717	7,172
Purchase Commitment	5,173	5,173	-	-	-
Gross Cash Contractual Obligations	157,884	8,252	4,343	138,117	7,172
Sublease Income	2,790	293	652	640	1,205
Net Cash Contractual Obligations	$155,094	$7,959	$3,691	$137,477	$5,967

a)	Represents 10.000% Senior Secured Notes due March 2020.

b)

At December 27, 2015, the Company had unrecognized tax benefits of $287,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $309,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline over the last six months, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2016. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We completed production for a new purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we will begin purchasing in February 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

In March 2010, the Federal government passed new legislation to reform the U.S. health care system. As part of the plan, employers will be expected to provide their employees that work more than 30 hours per week with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we may be forced to expand healthcare coverage in 2016 or incur new penalties which may increase our health care costs.

New York State recently passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase will be phased in differently between New York City and the rest of New York State. Effective December 31, 2015, the minimum wage increased to $10.50 and $9.75 in New York City and outside of New York City, respectively.

In New York City, the hourly rate of pay will increase to:

$12.00 on Dec. 31, 2016; $13.50 on Dec. 31, 2017; and $15.00 on Dec. 31, 2018.

The minimum hourly rate of pay for the remainder of New York State will increase to:

$10.75 on Dec. 31, 2016; $11.75 on Dec. 31, 2017; $12.75 on Dec. 31, 2018; $13.75 on Dec. 31, 2019;

$14.50 on Dec. 31, 2020; and $15.00 on July 1, 2021.

All of Nathan’s Company-operated restaurants are within New York State, three of which operate within New York City that have been affected by this new legislation. Since the minimum wage increase took effect, restaurant labor costs have increased by approximately 12.2%.

The Company is further studying the impact on the Company’s operations and is developing strategies and tactics, including pricing and potential operating efficiencies, to minimize the effects of these increases. If we are unable to fully offset these increases, our margins and profits will be negatively affected. We believe that these increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees that operate in New York State.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, please see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in this Form 10-Q and our Form 10-K for our fiscal year ended March 29, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 27, 2015, Nathan’s cash and cash equivalents aggregated $59,708,000. Earnings on this amount of cash and cash equivalents would increase or decrease by approximately $149,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have historically, invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 27, 2015, Nathan’s did not have any marketable securities on hand. Nathan’s anticipates investing in marketable securities in the future. Marketable securities are considered at risk with respect to interest rates to determine their current market value. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events.

Borrowings

At December 27, 2015, we had $135.0 million of Notes outstanding which are due in March 2020. Upon maturity, we anticipate having to refinance a significant portion of the Notes and such refinancing would be based upon the then-prevailing interest rates. Interest expense on these borrowings would increase or decrease by approximately $337,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline over the past six months, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2016. In the past, we entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. We recently completed production for a new purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we will begin purchasing in February 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 27, 2015 would have increased or decreased our cost of sales by approximately $4,265,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

New York State recently passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increases took effect beginning December 31, 2015 and will be fully phased in by December 31, 2018 in New York City, where we operate three Company-owned restaurants and by December 31, 2021 throughout the rest of New York State which would impact our two remaining Company-owned restaurants and our franchised restaurants that operate in New York State. If the cost of labor increases and we are unable to pass on these higher costs through price increases our margins and profitability will be adversely impacted. Additionally, a decrease in profitability at our franchisee’s restaurants, the potential loss of new franchisees or the closing of a significant number of existing franchised restaurants could significantly impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

   ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	Total Number of Shares Purchased (B)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (C)
September 28, 2015 October 25, 2015	-	-	-	66,074
October 26, 2015 November 22, 2015	-	-	-	66,074
November 23, 2015 December 27, 2015	88,672	$44.00	88,672	66,074
Total	88,672	$44.00	88,672	66,074

A)	Represents the Company’s fiscal periods during the quarter ended December 27, 2015.

B)

Shares were repurchased under the modified Dutch Auction tender offer that originally commenced on September 18, 2015 for up to 500,000 shares of common stock exclusive of the automatic option to purchase up to an additional 2% of the outstanding shares which the Company exercised. The average price per share does not include the expenses we paid in connection with the modified Dutch Auction tender offer.

C)

There are 66,074 shares remaining to be repurchased pursuant to the sixth stock repurchase plan that was authorized on November 6, 2009, and amended on, February 1, 2011 for up to 800,000 shares. The plan does not have a set expiration date.

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

10.1

Amendment dated October 31, 2015 between the Company and Howard M. Lorber to the Restricted Stock Agreement, dated November 1, 2012, between Mr. Lorber and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2015).

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 27, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 5, 2016	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2016	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

 Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

4.3	Indenture, dated as of March 10, 2015, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated March 10, 2015.)

10.1	Amendment dated October 31, 2015 between the Company and Howard M. Lorber to the Restricted Stock Agreement, dated November 1, 2012, between Mr. Lorber and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2015).

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 27, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.