Form 10-K
period 2016-03-27
NATHANS FAMOUS INC
filed 2016-06-10
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 27, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 27, 2015 - was approximately $120,986,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

As of June 6, 2016, there were outstanding 4,182,699 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

Item 1.          Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treacher’s Corp. References to the fiscal 2016 period mean the fiscal year ended March 27, 2016 and references to the fiscal 2015 period mean the fiscal year ended March 29, 2015. In addition, references to the Notes or the Senior Secured Notes refer to the $135,000,000 10.000% Senior Secured Notes due 2020.

We are a leading branded licensor, wholesaler and retailer of products marketed under our Nathan’s Famous brand, including our popular Nathan’s World Famous Beef Hot Dogs. What began as a nickel hot dog stand on Coney Island in 1916 has evolved into a highly recognized brand throughout the United States and the world. Our innovative business model seeks to maximize the points of distribution for and the consumption of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and our other products across a wide-range of grocery retail and foodservice formats. Our products are currently marketed for sale in approximately 55,000 locations, including supermarkets, mass merchandisers and club stores, selected foodservice locations and our Company-owned and franchised restaurants throughout the United States and in fifteen, foreign territories and countries. The Company considers itself to be in the foodservice industry, and has pursued co-branding initiatives. Our major channels of distribution are as follows:

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

●

The Branded Product Program provides foodservice operators in a variety of venues the opportunity to capitalize on our Nathan’s Famous brand by marketing and selling certain Nathan’s Famous hot dog products. We believe that the program has broad appeal to foodservice operators due to its flexibility to deliver our products to a wide variety of distribution channels. In conjunction with the program, operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s point of purchase materials. Unlike our licensing and franchise programs, we do not generate revenue from royalties, but rather by selling our hot dog products either directly to foodservice operators or to various foodservice distributors who resell the products to foodservice operators.

●

Our licensing program contracts with certain third parties to manufacture, distribute, market and sell a broad variety of Nathan’s Famous branded products including our hot dogs, sausage and corned beef products, frozen French fries and additional products through retail grocery channels and club stores throughout the United States. As of March 27, 2016, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 42,000 supermarkets, mass merchandisers and club stores including Kroger, Publix, ShopRite, Walmart, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in 50 states. We earn revenue through royalties on products sold by our licensees.

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

As we celebrate our centennial anniversary, our brand is widely recognized by virtue of our long history and broad geographic footprint, which allows us to enjoy high consumer awareness in the United States and abroad and allows us the ability to grow in markets and channels where the brand is known but has not yet achieved optimal market penetration. We believe that our highly visible brand and reputation for high quality products have allowed us to expand our food offerings beyond our signature hot dogs and command a price premium across our portfolio of products. Over time, we have expanded menu options so that our Company-owned restaurants and franchisees can supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices. We have also developed a portfolio of licensed products for sale at retail and grocery locations. We seek to maintain the same quality standard with each of our supplemental menu items and licensed products as we do with our core hot dog and French fries menu. We intend to continue to leverage our highly recognized global brand and iconic products to introduce new products into our existing distribution network, open new points of distribution and grow our overall sales. We believe that there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

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

●	expanding our licensing programs for packaged Nathan’s Famous products through new product introductions and geographic expansion; and

●	continuing to profitably operate our iconic Company-owned restaurants, and opportunistically invest in Company-owned restaurant expansion.

As a result of our efforts to expand the Nathan’s Famous brand, as of March 27, 2016:

●	our Nathan’s Famous restaurant system consisted of 259 franchised units and five Company-owned units (including one seasonal unit) located in 21 states and 11 foreign countries;

●

our Nathan’s Famous Branded Product Program distributes our Nathan’s World Famous Beef Hot Dogs throughout all 50 states, the District of Columbia, Puerto Rico, Canada, the US Virgin Islands, Guam and Mexico;

●	Nathan’s Famous packaged hot dogs and other products continued to be offered for sale within approximately 42,000 supermarkets and club stores in 50 states.

Our revenues are generated primarily from sales of products sold through our Branded Product Program and within our Company-owned restaurants, as well as royalties from our retail licensing activities and the royalties, fees and other sums we earn from our restaurant franchising activities.

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

We were incorporated in Delaware on July 10, 1992 under the name “Nathan’s Famous Holding Corporation” to act as the parent of a Delaware corporation then-known as Nathan’s Famous, Inc. On December 15, 1992, we changed our name to Nathan’s Famous, Inc., and our Delaware subsidiary changed its name to Nathan’s Famous Operating Corp. The Delaware subsidiary was organized in October 1989 in connection with its re-incorporation in Delaware from that of a New York corporation named “Nathan’s Famous, Inc.” The New York Nathan’s was incorporated on July 10, 1925, as a successor to the sole-proprietorship that opened the first Nathan’s restaurant in Coney Island in 1916. On July 23, 1987, Equicor Group, Ltd. was merged with and into the New York Nathan’s in a “going private” transaction. The New York Nathan’s, the Delaware subsidiary and Equicor may all be deemed to be our predecessors.

Restaurant Operations

Currently, our restaurant operations are comprised predominantly of Nathan’s Famous restaurants, which have been co-branded with Arthur Treacher’s and Kenny Rogers Roasters menu items in 47 and 19 units, respectively.

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

Nathan’s World Famous Beef Hot Dogs are flavored with its secret blend of spices provided by Ida Handwerker in 1916, which historically have distinguished Nathan’s World Famous Beef Hot Dogs. Our hot dogs are prepared and served in accordance with procedures which have not varied significantly since our inception almost 100 years ago in our Company-owned and franchised restaurants. Our signature crinkle-cut French fries, cooked in 100% trans-fat-free oil, are featured at each Nathan’s restaurant. We believe the majority of sales in our Company-owned units consist of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.

Individual Nathan’s restaurants supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices including: char-grilled hamburgers, crispy chicken tenders, crispy chicken and char-grilled chicken sandwiches, Philly cheese steaks, selected seafood items, a breakfast menu and assorted desserts and snacks. We use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. While the number of supplemental menu items carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Each supplemental menu option consists of a number of variations; for example, the hamburger menu may include char-grilled bacon cheeseburgers, double-burgers and super cheeseburgers. We seek to maintain the same quality standard with each of Nathan’s supplemental menus as we do with Nathans’ core hot dog and French fries menu. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. Nathan’s also has a “Kids Meal” program in which various menu alternatives are combined with toys designed to appeal to the children’s market. Soft drinks, iced tea, coffee and old fashioned lemonade and orangeade are also offered. The Company continually evaluates new products. In the course of its evaluations, the Company seeks to respond to changing consumer trends, including a trend toward perceived “healthier” products. In addition to its well-established, signature products, the Company offers for sale in many of its restaurants up to seven chicken products, six fish products, and five salad and soup products.

Nathan’s restaurant designs are available in a range of sizes from 300 to 4,000 square feet. We have also developed various Nathan’s carts, kiosks, mobile food carts, trucks and modular units. Our smaller units may not have customer seating areas, although they may often share seating areas with other fast food outlets in food court settings. Other units generally provide seating for 45 to 125 customers. Carts, trucks, kiosks and modular units generally carry only the core menu. This menu is supplemented by a number of other menu selections in our other restaurant types.

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

Arthur Treacher’s Fish-n-Chips Concept and Menu

Arthur Treacher’s Fish-n-Chips, Inc. was originally founded in 1969. Arthur Treacher’s main product is its “Original Fish-n-Chips,” consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal “hush puppies.” We own all trademarks and other intellectual property relating to Arthur Treacher’s and have granted a limited license to the seller for the use of the Arthur Treacher’s intellectual property. Full menu restaurants emphasize the preparation and sale of batter-dipped fried seafood and chicken dishes served in a quick-service environment. We use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. During fiscal 2014, we entered into our first multi-unit Branded Menu Program agreement with a qualified foodservice operator for inclusion in non-Nathan’s facilities and may seek to further market this program in the future.

Kenny Rogers Roasters

We have the right to use the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the Nathan’s Famous restaurants existing at April 23, 2008, where the Kenny Rogers products had already been introduced.

Franchise Operations

At March 27, 2016, our Nathan’s franchise system, including our Branded Menu Program, consisted of 259 units operating in 21 states and 11 foreign countries.

Our franchise system includes among its 146 franchisees such well-known companies as HMS Host, Compass Group USA, Inc., Gourmet Dining Services, Inc., CulinArt, National Amusements, Inc., Hershey Entertainment & Resorts Company, Six Flags Theme Parks and Bruster’s Real Ice Cream. We continue to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During our fiscal year ended March 27, 2016, no single franchisee accounted for over 10% of our consolidated revenue. At March 27, 2016, HMS Host operated 14 franchised outlets, including 3 units at airports, 10 units within highway travel plazas and one unit within a mall. Additionally, at March 27, 2016, HMS Host operated 48 locations featuring Nathan’s products pursuant to our Branded Product Program. At March 27, 2016, there were also nine Kmart locations and 25 Bruster’s Real Ice Cream shops selling Nathan’s products under our Branded Menu Program.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us to be applied on a system-wide basis. We regularly monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal 2016 period, franchisees opened 31 new Nathan’s Famous franchised units in the United States (including 22 Branded Menu Program units), and 25 units internationally.

A franchisee who desires to open multiple units in a specific territory within the United States may enter into an area development agreement under which we would expect to receive an area development fee based upon the number of proposed units which the franchisee is authorized to open. With respect to our international development, we generally grant exclusive territorial rights in foreign countries for the development of Nathan’s units based upon compliance with a predetermined development schedule. Additionally, we may further grant exclusive manufacturing and distribution rights in foreign countries, and we may require an exclusivity fee to be conveyed for such exclusive rights.

Nathan’s Branded Menu Program

Our Nathan’s Famous Branded Menu Program enables qualified foodservice operators to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings, and a limited menu of other Nathan’s products. Under the Branded Menu Program, the operator may use the Nathan’s Famous trademarks on signage and as part of its menu boards. Additionally, the operator may use Nathan’s Famous paper goods and point of sale marketing materials. Nathan’s also provides architectural and design services, training and operation manuals in conjunction with this program. The operator provides Nathan’s with a fee and is required to sign a 10-year agreement. Nathan’s does not collect a royalty based on the operator’s sales and the operator is not required to report sales to Nathan’s as required by the standard franchise arrangements. Instead, the Branded Menu Program operator is required to purchase products from Nathan’s approved distributors; we earn our royalties from such purchases.

As of March 27, 2016, the Nathan’s Branded Menu Program was comprised of 100 outlets, which included 25 Nathan’s Famous Branded Products within Bruster’s Real Ice Cream shops, a premium ice cream franchisor headquartered in Western Pennsylvania.

Arthur Treacher’s

We are the sole owner of all rights to the Arthur Treacher’s brand and the exclusive franchisor of the Arthur Treacher’s restaurant system (subject to a limited license granted to PAT Franchise Systems, Inc. (“PFSI”) in Indiana, Michigan, Ohio, and Pennsylvania, (“the PFSI Markets”.) Pursuant to the license, PFSI has no obligation to pay fees or royalties to us in connection with its use of the Arthur Treacher’s intellectual property within the PFSI Markets. As a result of PFSI’s failure to satisfy the Development Schedules for each of the territories, all future development rights have reverted to Nathan’s.

As of March 27, 2016, Arthur Treacher’s, as a co-brand, was included within 47 Nathan’s Famous restaurants. Our primary intention was to continue including co-branded Arthur Treacher’s operations within our Nathan’s Famous restaurants and explore alternative distribution channels for Arthur Treacher’s products. As of March 27, 2016, seven locations were operating outside of a Nathan’s restaurant. We may seek to expand the opportunity for an Arthur Treacher’s Branded Menu Program in the future.

Company-owned Nathan’s Restaurant Operations

As of March 27, 2016, we operated five Company-owned Nathan’s units, including one seasonal location, in New York. Since 2012, we have invested significantly in our Company-owned restaurants. In March 2012, we relocated our seasonal Coney Island Boardwalk restaurant to a more prominent location. Our Coney Island flagship location was rebuilt and re-opened on May 20, 2013 after suffering severe damage as a result of Superstorm Sandy on October 29, 2012. Our Yonkers location was down-sized, relocated and re-opened on November 18, 2013 pursuant to its new lease, after being closed for renovation since November 2012 and our Oceanside restaurant was also relocated and downsized and re-opened on March 25, 2015, after being closed for approximately three months for development. Four of our Company-owned restaurants range in size from approximately 2,650 square feet to 10,000 square feet and have seating to accommodate between 60 and 125 customers. These restaurants are open seven days a week on a year-round basis and are designed to appeal to consumers of all ages. We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards.

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

International Development

As of March 27, 2016, Nathan’s Famous franchisees operated 49 units in 11 foreign countries. During the fiscal 2016 period we opened 25 new units internationally, including our first two units in each of Panama and Australia pursuant to new development agreements. Additionally, we opened 17 units in Russia, 2 units in Malaysia, one unit in Costa Rica and one unit in the Dominican Republic pursuant to existing development agreements. We expect to enter into a termination agreement with our Master Developer in Mexico to close the existing restaurants and reclaim the territorial rights for Mexico City and the entire country.

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

Following is a summary of our international operations for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014: See Item 1A-“Risk Factors.”

	March 27, 2016	March 29, 2015	March 30, 2014
Total revenue	$5,235,000	$3,430,000	$3,531,000
Gross profit (a)	$1,655,000	$1,186,000	$1,765,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 27, 2016 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Arizona	-	1	1
California	-	1	1
Connecticut	-	4	4
Florida	-	24	24
Georgia	-	13	13
Illinois	-	1	1
Kentucky	-	3	3
Maryland	-	3	3
Massachusetts	-	6	6
Missouri	-	1	1
Nevada	-	12	12
New Hampshire	-	1	1
New Jersey	-	31	31
New York	5	79	84
North Carolina	-	2	2
Ohio	-	3	3
Pennsylvania	-	12	12
Rhode Island	-	1	1
South Carolina	-	9	9
Texas	-	2	2
Virginia	-	1	1
Domestic Subtotal	5	210	215

International Locations	Company	Franchise (1)	Total (1)

Australia	-	2	2
Costa Rica	-	4	4
Dominican Republic	-	7	7
Egypt	-	1	1
Jamaica	-	2	2
Kuwait	-	9	9
Malaysia	-	3	3
Mexico	-	2	2
Panama	-	2	2
Russia	-	16	16
Turkey	-	1	1
International Subtotal	-	49	49
Grand Total	5	259	264

(1)	Amounts include 100 units operated pursuant to our Nathan’s and Arthur Treacher’s Branded Menu Programs. Units operating pursuant to our Branded Product Program are excluded.

Branded Product Program

Through the Branded Product Program, Nathan’s provides qualified foodservice operators in a variety of venues the opportunity to capitalize on Nathan’s valued brand by marketing and selling primarily Nathan’s Famous hot dog products. We believe that the program is unique in its flexibility and broad appeal. Hot dogs are offered in a variety of sizes and additional specialty products are available to satisfy consumer needs. In conjunction with the program, the operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s point of purchase materials. We earn income by selling our products either directly to the end users or to various foodservice distributors who resell the products to specific operators.

As of March 27, 2016, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico. During the fiscal 2016 period, we continued to open many new locations offering Nathan’s branded products. Today, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s and Hot Dog On A Stick, national movie theater chains such as Regal Entertainment and National Amusements, casino hotels such as Foxwoods Casino in Connecticut and convenience store chains such as Race Trac, Holiday Station stores, and the Cinemex movie chain in Mexico. The Branded Products Program also continued its representation in professional sports arenas with Nathan’s World Famous Beef Hot Dogs now being served in stadiums and arenas that host the New York Yankees, New York Mets, Brooklyn Nets, New York Islanders, New Jersey Devils, St. Louis Blues and Dallas Cowboys.

Additionally, our products are offered in numerous other foodservice operations including cafeterias, snack bars and vending machines located in many different types of foodservice outlets and venues, including airports, highway travel plazas, colleges and universities, gas and convenience stores, military installations and Veteran’s Administration hospitals throughout the country.

Nathan’s expects to continue to seek out and evaluate a variety of alternative environments designed to maximize the value of our Branded Product Program.

Expansion Program

We expect that our retail licensing program will continue to grow centered around our new licensing program with John Morrell & Co. John Morrell brings superior sales and marketing resources to our brand through its national scale, broad distribution platform, strong retail relationships and research and development infrastructure capable of developing and introducing attractive new products. As a result of our partnership with John Morrell, we expect Nathan’s Famous products to further penetrate the grocery, mass merchandising and club channels by expanding points of distribution in targeted, underpenetrated regions and through the development of new products. John Morrell expects to leverage this relationship with continued full-scale marketing efforts, both inside and outside of stores, highlighted by exciting customer events and brand representation and support at numerous Hot Dog Eating Contest Qualifying Events. Additionally, John Morrell & Co. will continue its mobile marketing tour throughout the year, whereby merchandising trucks will be making over 200 scheduled stops at supermarkets throughout the country and certain Hot Dog Eating Contests to bring the Nathan’s / Coney Island experience to new markets.

We expect to continue the growth of our Branded Product Program through the addition of new points of sale. We believe that the flexible design of the Branded Product Progam makes it well-suited for sales to all segments of the broad foodservice industry. We intend to keep targeting sales to a broad line of food distributors, which we believe compliments our continuing focus on sales to various foodservice retailers. We continue to believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

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

Co-branding

We believe that there is a continuing opportunity for co-branding of our restaurant concept and/or menu items with other restaurant concepts, as well as within our restaurant system as new franchise opportunities are developed. Franchisees that have co-branded a Nathan’s Famous restaurant with our other brands received a then-current Uniform Franchise Offering Circular (“UFOC”) or Franchise Disclosure Document (“FDD”) and executed a participation agreement as a rider to their franchise agreement. We initially implemented our co-branding strategy within the Nathan’s Famous restaurant system by adding the Arthur Treacher’s and Kenny Rogers Roasters brands into Nathan’s Famous restaurants. Upon the sale of Kenny Rogers Roasters in April 2008, we discontinued co-branding that brand within new restaurants in the Nathan’s Famous system. We have continued our co-branding effort with the Arthur Treacher’s brand with new and existing Nathan’s Famous franchisees and expect to do so in the future. We may seek to further explore opportunities to co-brand the Arthur Treacher’s brand to other multi-unit foodservice operators in the future. At March 27, 2016, the Arthur Treacher’s brand was being sold within 47 Nathan’s restaurants and the Kenny Rogers Roasters brand was being sold within 19 Nathan’s restaurants. We have maintained the right to sell Kenny Rogers products in our Nathan’s locations that were existing prior to May 2008 and to receive the revenue from those sales without having to pay royalties.

We believe that our diverse brand offerings complement each other, which has enabled us to market franchises of co-branded units and continue co-branding within our franchised units. We also believe that our various restaurants’ products provide us with strong lunch and dinner day-parts as well as snacking occasions.

We believe that a multi-branded restaurant concept offering strong lunch and dinner day-parts is appealing to both consumers and potential franchisees. Such restaurants are designed to allow the operator to increase sales and leverage the cost of real estate and other fixed costs to provide superior investment returns as compared to many restaurants that are single branded. We have successfully co-branded Nathan’s with numerous business partners that were not Nathan’s franchisees because of our adaptability of our menu, to be limited or extensive, and the uniqueness of our signature hot dog product.

Licensing Program

Commencing March 2, 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc., became Nathan’s primary licensee. Pursuant to the Agreement, John Morrell & Co., for a term of 18 years has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The Agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties of at least $10 million in the first year of the term and which minimum guaranteed royalties increase annually throughout the term. Nathan’s earned royalties of approximately $16,586,000 in fiscal 2016 and $14,367,000 in fiscal 2015. We believe our future operating results will continue to be beneficially impacted by the terms and conditions of the agreement with John Morrell & Co., but there can be no assurance thereof (See Item 1A - “Risk Factors”).

For ten years, John Morrell & Co. has licensed from us the right to manufacture and sell branded hot dogs and sausages to selected foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,389,000 and $1,738,000 during the fiscal 2016 period and fiscal 2015 period, respectively.  The majority of these royalties were earned from one account.  Effective March 2, 2014, this arrangement is governed by our license/supply agreement with John Morrell & Co. Commencing April 2015, we agreed to reduce the royalty earned by $0.03 per pound in cooperation with John Morrell’s sales efforts to gain further retail distribution with that account. As of March 27, 2016, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 42,000 supermarkets, mass merchandisers and club stores including Kroger, Publix, ShopRite, Walmart, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in 50 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned from this agreement were approximately 90.7% of our fiscal 2016 period license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties. During fiscal 2016 and 2015, we earned $852,000 and $804,000, respectively, from this license. Through this agreement, we are able to control the manufacture of all Nathan’s hot dogs.

During fiscal 2016, our licensee ConAgra Foods Lamb Weston, Inc. produced and distributed Nathan’s Famous frozen French fries and onion rings for retail sale pursuant to a license agreement. These products were distributed within 37 states, primarily on the East Coast and in the South-West and West Coast during fiscal 2016. During fiscal 2016 and 2015, we earned royalties of $452,000 and $507,000, respectively, under this agreement. For the contract year ended in July 2015, we earned royalties of $136,000 in excess of the annual minimum. ConAgra Foods Lamb Weston, Inc. continues to seek to further expand its market penetration in the Eastern United States and in the Mid-West. ConAgra Foods Lamb Weston, Inc. previously exercised its second option to extend the license agreement through July 2018, pursuant to which the minimum royalties will increase 5% annually.

During fiscal 2016, we continued to license the right to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores. Royalties earned under this agreement were approximately $199,000 during fiscal 2016 and $217,000 during fiscal 2015.

We also have licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” or “Arthur Treacher’s” name for the manufacture and sale of various products including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned from all of these products were approximately $288,000 during fiscal 2016 and $309,000 during fiscal 2015.

We have a license agreement with Inventure Foods, Inc. for the manufacture and sale of Nathan’s branded potato chips and three other salty snack products. Royalties earned under this agreement were approximately $49,000 during fiscal 2016 and $69,000 during fiscal 2015. The agreement automatically renews until December 31, 2019, unless a non-renewal notice is received prior to expiration on December 31, 2016.

Provisions and Supplies

Nathan’s World Famous Beef Hot Dogs are primarily manufactured by John Morrell & Co. for sale by our Branded Product Program, our restaurant system, and at retail. Previously, John Morrell & Co. manufactured our proprietary hot dogs in connection with sales pursuant to our Branded Product Program. John Morrell & Co. and other hot dog manufacturers supply the hot dogs for our Company-operated and franchise-operated restaurants. All hot dogs are manufactured in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”). Saratoga Specialties produces Nathan’s proprietary spice formulations and we have, in the past, engaged Newly Weds Foods, Inc. as an alternative source of supply. Our frozen crinkle-cut French fries have been produced exclusively by ConAgra Foods Lamb Weston, Inc. McCain Foods USA is a secondary source of supply of our frozen French fries for our restaurant system. During fiscal 2016, McCain Foods USA provided approximately 15.6% of our frozen crinkle-cut French fries. Most other Company provisions are purchased from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high quality items at competitive prices.

We utilize a unified source for the predominant distribution needs of our domestic restaurant system pursuant to a national food distribution contract with US Foodservice, Inc. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement not only ensures availability of product but is more efficient and cost-effective than having multiple distributors for our restaurant system. This agreement expires on July 31, 2018. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Vistar / PFG and McLane.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, the Branded Menu Program, within supermarkets and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we have further penetrated the markets that we serve and have also entered new markets. We also derive further brand recognition from the Nathan’s Famous Hot Dog Eating Contests. In 2015, we hosted 15 regional contests at a variety of high profile locations such as New York New York Hotel and Casino, Las Vegas, NV, and Citifield, Queens, NY, as well as within the cities of Atlanta, GA, Houston, TX, Nashville, TN, Lincoln, NE, Portsmouth, NH, Cleveland, OH and Sonoma, CA. In 2016, the qualifying tour will stop in four new cities. We are again holding contests at NASCAR events including the annual Speed Street celebration in Charlotte, NC, Long Pond Speedway in the Poconos and Dover International Speedway, Dover, DE. Nathan’s held its’ first-ever qualifier at Busch Stadium prior to a St. Louis Cardinals Game in May 2014, returned in May 2015 and again for the third consecutive year on April 16, 2016. Our first regional contest of 2016 took place in Texas on March 19th and will occur in 11 additional cities. These regional contests culminate on July 4th each year as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” In 2011, we introduced our first-ever women’s-only Hot Dog Eating Contest which included the top finishing female competitor from each qualifying regional contest. The regional contests typically garner significant amounts of local publicity and the national championship contest that is held on July 4th each year generates significant nationwide publicity. The national championship contest has been broadcast on ESPN since 2004.

Nathan’s and John Morrell & Co. participated together in running 2-week radio campaigns in support of certain promotions in 2015. In 2016, Nathan’s and John Morrell & Co. will run 9-week radio campaigns in support of certain promotions.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further our brand recognition. In addition to the branded signage opportunity, Nathan’s is given the opportunity to sell its Nathan’s World Famous Beef Hot Dog and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s Famous trade-dressed concession stands and as menu items that are served in suites and throughout seating areas. Some of Nathans’ current sports sponsorships include:

●	Professional Baseball: Yankee Stadium-New York Yankees, Citifield-New York Mets;

●	Professional Hockey and Basketball: The Barclays Center - Brooklyn Nets and NY Islanders; The Prudential Center – New Jersey Devils; and The Scottrade Center – St. Louis Blues; and

●	Professional Football: MetLife Stadium-New York Giants and New York Jets and AT&T Stadium – Dallas Cowboys.

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

Throughout fiscal 2016, Nathan’s primary restaurant marketing emphasis continued to be focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.” We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

Nathan’s celebrates its 100th Year Anniversary in 2016 and has developed specific marketing plans and campaigns celebrating our centennial. Our special public relations campaign is comprised of a general media campaign in addition to targeted efforts emphasizing the restaurant and grocery industries and general business media. These activities include television and radio, newsprint features and social media.

Additionally, on May 28, 2016, we hosted our 100th Year Anniversary celebration at our Flagship Coney Island restaurant by selling 5-cent hot dogs, which was at the heart of Nathan’s founding in 1916. On Labor Day weekend, we will also be hosting special events in New York City.

As part of this celebration, we have redesigned our restaurant signage, uniforms and paper products as well as the packaging of our retail packaged products.

Nathan’s marketing efforts include the use of free-standing inserts with coupons in Sunday newspapers. During fiscal 2016 and fiscal 2015, our marketing activities continued with the use of free-standing inserts in addition to radio flights and use of a localized newsprint campaigns. These newsprint campaigns typically reach more than eight million homes per insertion in the area surrounding approximately 100 Nathan’s company-owned and franchised restaurants. These programs usually feature heavily discounted offers that are designed to attract customers to our restaurants. We monitor the results of these campaigns and have committed to additional campaigns in fiscal 2017.

The objective of our Branded Product Program has historically been to provide our foodservice operator customers with value-added, high quality products supported with meaningful point of sale materials and other forms of operational support.

During fiscal 2016, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national industry trade shows, and regional, local distributor trade events. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests. Most of the sales of new restaurant franchises to franchisees are achieved through the direct effort of Company personnel. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2017, we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We are currently continuing the process of upgrading our social media platforms by enhancing our corporate website and Facebook page and expanding the use of Twitter.

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

We are subject to the Federal Fair Labor Standards Act and various other federal and state laws that govern minimum wages, overtime, working conditions, mandatory benefits, health insurance, and other matters. Other regulatory interpretations (such as the NLRB’s review of joint employment standards under the National Labor Relations Act, the Labor Department’s review of the Fair Labor Standards Act, the SBA’s review of independence standards applicable to reviewing franchisee loan applications, etc.) may have an impact on our overall business as well, although we do not believe that these will significantly affect our operations. We are also subject to federal and state environmental regulations, which have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. In addition, the Federal Americans with Disabilities Act applies with respect to the design, construction and renovation of all restaurants in the United States.

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

Employees

At March 27, 2016, we had 237 employees, 41 of whom were corporate management and administrative employees, 26 of who were restaurant managers and170 of whom were hourly full-time and part-time foodservice employees. We may also employ approximately 150 – 200 seasonal employees during the summer months. Foodservice employees at three Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2017. Employees at a fourth location are represented by the same union pursuant to a different agreement that expires October 31, 2016. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 42 years.

We provide a training program for managers and assistant managers of our Company-owned and new franchised restaurants. Hourly food workers are trained on site by managers and crew trainers following Company practices and procedures outlined in our operating manuals.

Trademarks

We hold trademark and/or service mark registrations for NATHAN’S, NATHAN’S FAMOUS, NATHAN’S FAMOUS and design, NATHAN’S and Coney Island design, SINCE 1916 NATHAN’S FAMOUS and design, and THE ORIGINAL SINCE 1916 NATHAN’S FAMOUS and design within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in 73 international jurisdictions, including Canada and China. We also hold various related marks, FRANKSTERS, FROM A HOT DOG TO AN INTERNATIONAL HABIT, MORE THAN JUST THE BEST HOT DOG! and design, and Mr. Frankie design, for restaurant services and some food items.

We hold trademark and/or service mark registrations for the marks ARTHUR TREACHER’S (stylized), ARTHUR TREACHER’S FISH & CHIPS (stylized), KRUNCH PUP and ORIGINAL within the United States. We hold service mark registrations for ARTHUR TREACHER’S in China and Japan. We also hold service mark registrations for ARTHUR TREACHER’S FISH & CHIPS and design in Canada and Mexico and ARTHUR TREACHER’S FISH & CHIPS and design in Colombia, Costa Rica, Kuwait, Malaysia, Singapore and the United Arab Emirates.

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

Seasonality

Our business is affected by seasonal fluctuations, including the effects of weather and economic conditions. Historically, sales from our Company-owned locations, principally at Coney Island, and franchised restaurants from which franchise royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth fiscal quarter typically representing the slowest period. This seasonality is primarily attributable to weather conditions in the marketplace for our Company-owned and franchised Nathan’s restaurants, which is principally the Northeast. Additionally, revenues from our Branded Product Program and retail licensing program generally follow similar seasonal fluctuations, although not to the same degree. We believe that future revenues and profits will continue to be highest during our first two fiscal quarters, with the fourth fiscal quarter representing the slowest period.

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

We believe that our emphasis on our signature products and the reputation of these products for taste and quality set us apart from our major competitors. Many fast food companies have adopted “value pricing” and/or deep discount strategies. Nathan’s markets our own form of “value pricing,” selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions. Our value pricing strategy may offer multi-sized alternatives to our value-priced combo meals.

We also compete with many restaurant franchisors and other business concepts for the sale of franchises to qualified and financially capable franchisees.

Our Branded Product Program competes directly with a variety of other nationally-recognized hot dog companies and other food companies; many of these entities have significantly greater resources than we do. Our products primarily compete based upon price, quality and value to the foodservice operator and consumer. We believe that Nathan’s reputation for superior quality, along with the ability to provide operational support to the foodservice operator, provides Nathan’s with a competitive advantage.

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

In addition, electronic copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act are available free of charge on our website, www.nathansfamous.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Our Agreement with John Morrell & Co. has resulted in a significant increase in our royalties compared to the royalties we received in prior years and there can be no assurance that such increases will continue in the future.

                We earned license royalties of approximately $16,586,000 in fiscal 2016 as compared to license royalties of $14,367,000 in fiscal 2015. The amount of license royalties we received in fiscal 2015 and fiscal 2016 constitute a significant increase in the amount of royalties we received compared to earlier periods. This increase is primarily due to our agreement with John Morrell as compared to the licensing revenues we received from our predecessor licensee, SMG. There can be no assurance that we will continue to derive the same increase in our license royalties in the future or that our future license royalties will be similar to our fiscal 2016 license royalties.

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

John Morrell accounted for approximately 95.0% and 93.9% of our licensing revenue for the fiscal 2016 period and fiscal 2015 period, respectively. John Morrell’s business is weighted towards one high volume user who is not sold pursuant to a formal agreement. As a result of the John Morrell Agreement, we expect that most of our license royalties will be earned from John Morrell for the foreseeable future. While our agreement with John Morrell expires in 2032, in the event that, (i) this licensee or any other significant licensee, or its customers, experience financial difficulties, (ii) there is a disruption or termination of this agreement or (iii) there is a significant decrease in our revenue from John Morrell, there could be a material adverse effect on our business, results of operations or financial condition.

In addition, for the fiscal 2016 period, approximately 74% of our BPP business is from seven accounts, including one account representing approximately 24% of the BPP business, with which we have relatively short-term contracts. In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition.

Our increase in Adjusted EBITDA in fiscal 2016 compared to fiscal 2015 primarily results from a decrease in expenses.

While our Adjusted EBITDA increased from $22.5 million in fiscal 2015 to $27.2 million in fiscal 2016, such increase was primarily the result of a decrease in total costs and expenses (primarily beef costs) from $79.2 million in fiscal 2015 to $75.9 million in fiscal 2016. Our expenses are and will be impacted by commodity costs and other factors beyond our control, such as recently enacted increases in the minimum wage. Any significant increase in the cost of beef and our other expenses without a corresponding increase in revenues would have a material adverse effect on our business, results of operations and financial condition.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions such as the 2012 drought in the Midwest, industry demand and other factors beyond our control. For example, in the past, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased. After multi-year increases, beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by as much as 30%. As a result of the decline since June 2015, the market price of hot dogs during the fiscal 2016 period was approximately 11.6% lower than the fiscal 2015 period. The market price of hot dogs during the fiscal 2015 period was approximately 17.1% higher than the fiscal 2014 period. As the price of beef or other food products that we use in our operations increases significantly, particularly in the BPP, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease.

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

John Morrell currently has three manufacturing facilities producing different Nathan’s products. A temporary closure of any of the three plants could potentially cause a temporary disruption to our source of supply, potentially causing some or all of certain shipments to customers to be delayed. A longer-term significant interruption at any of these production facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis while John Morrell determines how to make up for any lost production capabilities, during which time we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect our business, results of operations and financial condition. Furthermore, a supply disruption might affect our brand in the eyes of consumers and the retail trade, which damage might negatively impact our overall business in general, which could result in a material adverse effect on our business, results of operations or financial condition.

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

Additionally, a majority of the frozen crinkle-cut French fries sold through our franchised restaurants have been obtained from one supplier. Beginning in fiscal 2013, we began a relationship with a secondary source of supply of our frozen French fries for our restaurant system. During the fiscal years ended March 27, 2016 and March 29, 2015, McCain Foods USA supplied approximately 15.6% and 13.5%, respectively, of the frozen crinkle-cut French fries sold through our franchised restaurants.

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

New York State recently passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increases took effect beginning December 31, 2015 and will be fully phased in by December 31, 2018 in New York City, where we operate three Company-owned restaurants and by December 31, 2021 throughout the rest of New York State which would impact our two remaining Company-owned restaurants and our franchised restaurants that operate in New York State. As a result, we anticipate that our labor costs will increase. If we are unable to pass on these higher costs through price increases, our margins and profitability will be adversely impacted. Additionally, a decrease in profitability at our franchisee’s restaurants, the potential loss of new franchisees or the closing of a significant number of existing franchised restaurants could significantly impact our business.

Labor shortages or increases in labor costs could slow our growth or harm our business.

Our success depends in part upon our ability and the ability of our franchisees to continue to attract, motivate and retain regional, operational and restaurant general managers with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we or our franchisees are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to achieve sustained high service levels, our business and our growth could be adversely affected. Competition for these employees could require the payment of higher wages that could result in higher labor costs.

We must comply with the Fair Labor Standards Act and various federal and state laws governing minimum wages. Increases in the minimum wage or labor regulation could increase labor costs. The state of New York approved legislation which increased the minimum wage beginning December 31, 2013, December 31, 2014 and December 31, 2015. The impact of the New York minimum wage increases on our business amounted to 6.9% average salary increase in 2015 and approximately a 12.2% average increase in 2016 for our employees that are affected. In addition, voters in the state of New Jersey voted to increase the minimum wage in the 2013 general election, and the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. In addition, effective April 1, 2014, the City of New York passed legislation extending paid sick leave to all employees, including part-time employees which potentially will increase our labor costs in three of our Company-operated restaurants. We may not be able to anticipate and react to changing costs by adjusting our purchasing practices and prices to sufficiently account for increased wage costs. We may be unable to increase our prices in order to pass these increased labor costs on to our customers, in which case our margins and our franchisees’ margins would be negatively affected. In the event that franchisees’ margins are adversely affected, it may affect our ability to attract new franchisees which would adversely affect our business, results of operations and financial condition.

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

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to our brand’s reputation and affect sales and profitability. Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick-service restaurant business and could in the future affect our business as well. Our brand’s reputation is an important asset to the business; as a result, anything that damages our brand’s reputation could immediately and severely hurt systemwide sales and, accordingly, revenue and profits. If customers become ill from food-borne illnesses or food tampering, we could also be forced to temporarily close some, or all, restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect system sales on a local, regional or systemwide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of our Company-owned restaurants or our franchisees’ restaurants, could materially harm our business, results of operations and financial condition.

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

We and our franchisees are subject to various federal, state and local laws, rules or regulations affecting our businesses. To the extent that the standards imposed by local, state and federal authorities are inconsistent, they can adversely affect popular perceptions of our business and increase our exposure to litigation or governmental investigations or proceedings. We may be unable to manage effectively the impact of new, potential or changing regulations that affect or restrict elements of our business. The successful development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations. There can be no assurance that we and our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants which could delay the opening of such restaurants in the future. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Federal Americans with Disabilities Act of 1990. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and accordingly our reputation could be harmed.

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

We lease land and/or buildings for certain restaurants, which can include the sub-letting of leased land and/or buildings to franchisees or companies other than our franchisees. Accordingly, we are subject to all of the risks associated with owning, leasing and sub-leasing real estate. We generally cannot cancel these leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform the obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

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

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products. These events and factors include:

●	changes in customer demand;
●	variations in the timing and volume of Nathan’s sales and franchisees’ sales;
●	changes in the terms of our existing license/supply agreements and/or the replacement of existing licenses or suppliers;
●	sales promotions by Nathan’s and its competitors;
●	changes in average same-store sales and customer visits;
●	variations in the price, availability and shipping costs of supplies;
●	seasonal effects on demand for Nathan’s products;
●	unexpected slowdowns in new store development efforts;
●	changes in competitive and economic conditions generally;
●	changes in the cost or availability of ingredients or labor;
●	weather and acts of God; and
●	changes in the number of franchises sold and in franchise agreement renewals.

Our operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact our sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our Company-owned and our franchisees’ restaurants. A heavy snowstorm or a tropical storm or hurricane in the Northeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area at Company-owned and franchised restaurants. For instance, Superstorm Sandy forced the temporary closing of all of our Company-owned restaurants. Our flagship Coney Island restaurant and our Boardwalk restaurant were closed for an extended period of time and re-opened on May 20, 2013 and March 18, 2013, respectively. In addition, 78 franchised restaurants including 18 BMP locations were closed for varying periods of time, one of which has not re-opened. Our fourth quarter includes winter months and historically has a lower level of sales at Company-owned and franchised restaurants. Restaurant sales were significantly impacted due to the harsh winter weather experienced during the fourth quarters of the fiscal 2015 period and the fiscal 2014 period. Additionally, our Company-owned restaurants at Coney Island are heavily dependent on favorable weather conditions during the summer season. Rain during the weekends and/or unseasonably cold temperatures will negatively impact the number of patrons going to the Coney Island beach locations. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, and can result in restaurant operating losses. For these reasons, a quarter-to-quarter comparison may not be a good indication of our performance or how it may perform in the future.

Due to the concentration of our restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of March 27, 2016, we and our franchisees (including units operated pursuant to our BMP) operated Nathan’s restaurants in 21 states and 11 foreign countries. As of March 27, 2016, the highest concentration of operating units was in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our results of operations in the future.

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

General Counsel of the National Labor Relations Board (NLRB) issued a statement announcing that McDonald’s Corp. might be charged with being jointly liable for labor and wage violations by its franchisees. Subsequently on December 19, 2014, the General Counsel issued complaints alleging that McDonald’s Corp. was a “joint employer” with its franchisees at certain franchised locations, under certain fact patterns. McDonald’s Corp. and its franchisees are currently in administrative litigation with the NLRB. If the complaints are not dismissed and the NLRB prevails in the administrative proceedings (as well as in related appeals in federal courts that will ensue), and depending upon the facts charged in that case, the “joint employment” principle may be extended more broadly to franchisors other than McDonald’s Corp. (such as Nathan’s). If that took place, then we might be held partly liable in cases of alleged overtime, wage, or union-organizing violations by our franchisees. Among other things, such an outcome may make it easier to organize our franchisees’ staff into unions, provide the staff and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a Nathan’s franchised restaurant. A decrease in profitability or the closing of a significant number of franchised restaurants could significantly impact our business (as well as our franchisees’ businesses), and we may also be significantly impacted if the NLRB successfully brought an action against our company alleging that we are a “joint employer” of our franchisees’ staffs.

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

●

Employment Contracts. The employment agreements between us and each of Howard M. Lorber and Eric Gatoff provide that in the event there is a change in control of Nathan’s, the employee has the option, exercisable within one year for each of Messrs. Lorber and Gatoff, of his becoming aware of the change in control, to terminate his employment agreement. Upon such termination, Mr. Gatoff has the right to receive a lump sum payment equal to his salary and annual bonus for a one-year period, and Mr. Lorber has the right to receive a lump sum payment equal to the greater of (i) his salary and annual bonuses for the remainder of the employment term or (ii) 2.99 times his salary and annual bonus plus the difference between the exercise price of any exercisable options having an exercise price of less than the then current market price of our common stock and such current market price. Mr. Lorber will also receive a tax gross up payment to cover any excise tax.

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

As of March 27, 2016, we had $135.0 million of indebtedness under the Senior Secured Notes. Our substantial indebtedness could have important consequences to you. For example, it could:

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

Moreover, because of the interest payments we are required to make, our net income for fiscal 2016 and beyond will have a significant negative impact compared to our reported net income in fiscal 2015 period and prior periods. As we entered into the indenture on March 10, 2015 we were only required to accrue interest expense for 20 days during the fiscal 2015 period. In contrast, the full year impact of interest expense on net income has been reflected in our year end results for the period ended March 27, 2016 and will be reflected in future periods so long as the Notes remain outstanding.

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

We cannot assure you that our business will generate sufficient cash flow from operations or future borrowings from other sources in an amount sufficient to enable us to service our indebtedness, including the Notes, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness, including the Notes, on or before the maturity thereof, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to refinance any of our indebtedness, including the Notes, on commercially reasonable terms or at all, or that the terms of that indebtedness will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition, the value of our outstanding debt, including the Notes, and our ability to make any required cash payments under our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any future credit facility may be secured by a priority lien on substantially all of our assets. As such, our ability to refinance the Notes or seek additional financing could be impaired as a result of such security interest.

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

At March 27, 2016, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

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

At March 27, 2016, in addition to the leases listed above, we were the sub-lessor of one property to a franchisee located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,628,000 in fiscal 2016.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Prices

Our common stock is quoted on the NASDAQ Global Market (“Nasdaq”) under the symbol “NATH.” The following table sets forth the high and low closing sales prices per share for the periods indicated without adjustment for the special dividend described below:

	High	Low
Fiscal year ended March 27, 2016
First quarter	$58.57	$36.26
Second quarter	42.77	30.36
Third quarter	51.42	37.27
Fourth quarter	54.44	42.03

Fiscal year ended March 29, 2015
First quarter	$56.93	$48.31
Second quarter	65.98	49.71
Third quarter	79.22	66.25
Fourth quarter	82.26	71.63

At June 6, 2016, the closing price per share for our common stock, as reported by Nasdaq, was $44.38.

On March 10, 2015, Nathan’s declared a special dividend of $25.00 per share. The record date was March 20, 2015 and the payment date was March 27, 2015. Pursuant to Nasdaq rules, March 30, 2015 (which was in the first quarter of fiscal 2016), was the ex-dividend date for Nathans’ $25.00 per share special dividend because the total amount of the dividend was greater than 25% of the Companies’ market capitalization. The closing sales prices listed above for the fiscal year ended March 29, 2015, represent the actual closing prices and have not been adjusted to reflect the special dividend.

Performance Graph

The graph below represents the Company’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Restaurant Index. The graph tracks the performance of a $100 investment in our common stock and in each of our indexes (with the reinvestment of all dividends).

Dividend Policy

On March 10, 2015, Nathan’s declared a special dividend of $25.00 per share which was paid on March 27, 2015. We do not anticipate that we will pay any cash dividends in the foreseeable future and our ability to pay future dividends is limited by the terms of the indenture with US Bank National Association, as trustee and collateral trustee. Previously, we had not declared or paid a regular cash dividend on our common stock since our initial public offering. It has been the Board of Directors’ policy to return capital to our shareholders primarily through the purchase of stock pursuant to our stock buyback programs. In addition to the terms of the Indenture, the payment of any cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

As of June 6, 2016, we had approximately 492 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

Period (A)	Total Number of Shares Purchased (B)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (C)
December 28, 2015 January 24, 2016	-	-	-	66,074
January 25, 2016 February 21, 2016	44,439	$48.13	44,439	221,631
February 22, 2016 March 27, 2016	130,761	$44.47	130,761	290,874
Total	175,200	$45.40	175,200	290,874

For the thirteen weeks and fiscal year ended March 27, 2016, the Company repurchased 175,200 shares at a cost of $7,960,000 and 449,070 shares at a cost of $19,231,000, respectively, of its common stock. Since the commencement of the Company’s stock buyback program in September 2001 through March 27, 2016, Nathan’s has purchased a total of 5,096,757 shares of common stock at a cost of approximately $76,031,000 under all of its stock repurchase programs and two modified Dutch Auction tender offers, which includes the shares purchased during the fiscal year ended March 27, 2016.

On February 1, 2016 and March 11, 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 27, 2016, Nathan’s has repurchased 909,126 shares at a cost of $28,369,000 under the sixth stock repurchase plan. At March 27, 2016, there were 290,874 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Item 6.          Selected Financial Data.

	Fiscal years ended (1)
	March 27, 2016	March 29, 2015	March 30, 2014	March 31, 2013	March 25, 2012
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales (3)	$76,031	$75,520	$65,521	$56,656	$52,369
License royalties	19,815	18,011	8,513	8,571	7,526
Franchise fees and royalties	5,044	5,581	5,718	5,842	5,646
Total revenues	100,890	99,112	79,752	71,069	65,541

Costs and Expenses:
Cost of sales	57,998	61,951	53,072	44,874	42,106
Restaurant operating expenses	3,557	3,747	3,142	2,700	3,115
Depreciation and amortization	1,255	1,253	1,157	940	965
General and administrative expenses	13,117	12,203	11,460	10,437	9,552
Total costs and expenses	75,927	79,154	68,831	58,951	55,738

Income from operations	24,963	19,958	10,921	12,118	9,803

Interest expense	(14,630)	(816)	(135)	(453)	(477)
Interest and other income, net	151	263	401	474	681
Insurance gain	-	-	2,774	-	-
Impairment charge long-term investment	(100)	-	(400)	-	-
Income before provision for income taxes	10,384	19,405	13,561	12,139	10,007
Provision for income taxes	4,288	7,702	5,234	4,671	3,849
Net income (3)	$6,096	$11,703	$8,327	$7,468	$6,158

Income per share:
Basic (3)	$1.38	$2.61	$1.87	$1.70	$1.26
Diluted (3)	$1.37	$2.55	$1.81	$1.63	$1.22

Dividends declared per share	$-	$25.00	$-	$-	$-
Dividends declared total	$-	$116,110	$-	$-	$-

Weighted average shares used in computing net income per share
Basic	4,430	4,486	4,450	4,400	4,906
Diluted	4,463	4,588	4,605	4,588	5,049

Balance Sheet Data at End of Fiscal Year:
Working capital	$49,779	$61,328	$35,378	$27,525	$21,989
Total assets	$71,549	$84,389	$56,135	$49,662	$44,520
Long-term debt, net (4)	$130,266	$129,140	$-	$-	$-
Stockholders’ (deficit) equity	$(72,336)	$(59,908)	$43,897	$34,148	$28,837

Supplemental Non-GAAP information (5):
EBITDA (6)	$26,269	$21,474	$14,853	$13,532	$11,449
Adjusted EBITDA (7)	$27,155	$22,497	$13,350	$14,289	$11,916

Selected Restaurant Operating Data:
Company-owned restaurant sales (3)	$16,664	$15,874	$13,231	$13,403	$13,209

Number of Units Open at End of Fiscal Year:
Company-owned restaurants (8)	5	5	5	5	5
Franchised	259	296	324	303	299

Notes to Selected Financial Data

(1)

Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year. The fiscal years ended March 27, 2016, March 29, 2015, March 30, 2014 and March 25, 2012 were each on the basis of a 52-week reporting period whereas the fiscal year ended March 31, 2013 was on the basis of a 53-week reporting period.

(2)

See Notes A, B and L of the Consolidated Financial Statements for the fiscal year ended March 27, 2016, for any accounting changes, business combinations or dispositions of business operations that materially affect the comparability of the information reflected in this Item 6.

(3)

During the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, the Company-owned restaurant sales were negatively impacted due to temporary closings of the Coney Island restaurant due to Superstorm Sandy since October 29, 2012 and the Yonkers restaurant since November 25, 2012 for renovation. Our Oceanside restaurant was also temporarily closed from January 4, 2015 until March 25, 2015 due to being relocated. During the fiscal year ended March 27, 2016, restaurant operating expenses decreased primarily from the reduction in occupancy and related costs at our new Oceanside restaurant which is smaller and more efficient to operate than our previous Oceanside restaurant.

(4)	Represents $135.0 million outstanding debt net of unamortized debt discounts and issuance costs of $4,734 and $5,860 at March 27, 2016 and March 29, 2015, respectively.

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

(7)

Adjusted EBITDA represents EBITDA adjusted for the reversal of (1) share-based compensation; (2) amortization of bond premium on available-for-sale securities; (3) insurance gain in fiscal 2014 and (4) impairment charges on long-term investment in fiscal 2016 and 2014.

(8)	Included the Coney Island and Yonkers restaurants that were being re-developed on March 31, 2013.

Reconciliation of GAAP and Non-GAAP Measures

The following is provided to supplement certain Non-GAAP financial measures discussed in the Selected Financial Data presented above.

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA excluding (i) stock-based compensation; (ii) amortization of bond premium on the Company’s available-for sale investments; (iii) insurance gain and (iv) impairment charge on long-term investment that the Company believes will impact the comparability of its results of operations.

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

	Fiscal Year (1)
(In thousands)	2016	2015	2014	2013	2012

Net income	6,096	11,703	8,327	7,468	6,158
Interest expense	14,630	816	135	453	477
Income taxes	4,288	7,702	5,234	4,671	3,849
Depreciation & amortization	1,255	1,253	1,157	940	965
EBITDA	26,269	21,474	14,853	13,532	11,449

Insurance gain	-	-	(2,774)	-	-
Impairment charge long-term investment	100	-	400	-	-
Amortization of bond premium	64	164	150	130	193
Stock-based compensation	722	859	721	627	274
ADJUSTED EBITDA	27,155	22,497	13,350	14,289	11,916

(1) Our fiscal year ends on the last Sunday in March which results in a 52- 53-week year. The fiscal years ended March 27, 2016, March 29, 2015, March 30, 2014 and March 25, 2012 consisted of 52 weeks. The fiscal year ended March 31, 2013 consisted of 53 weeks.

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

Additionally, our Oceanside restaurant was also temporarily closed from January 4, 2015 until March 25, 2015 due to its relocation.

These three events significantly impacted our results of operations and the comparability of restaurant operations during the fiscal 2015 and fiscal 2014 periods reported.

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

The following summary reflects the franchise openings and closings of the Nathan’s franchise system for the fiscal years ended March 27, 2016, March 29, 2015, March 30, 2014, March 31, 2013 and March 25, 2012.

	March 27, 2016	March 29, 2015	March 30, 2014	March 31, 2013	March 25, 2012
Franchised restaurants operating at the beginning of the period	296	324	303	299	264
Franchised restaurants opened during the period	56	36	56	40	67
Franchised restaurants closed during the period	(93)	(64)	(35)	(36)	(32)
Franchised restaurants operating at the end of the period	259	296	324	303	299

At March 27, 2016, our franchise system consisted of 259 Nathan’s franchised units located in 21 states, and 11 foreign countries. We also operate five Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

As described in Risk Factors and other sections in this Annual Report on Form 10-K for the year ended March 27, 2016, our future results could be impacted by many developments. In March 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc. became Nathan’s exclusive licensee to manufacture and sell hot dogs, sausage and corned beef at retail. Our future operating results could be negatively impacted if we do not continue to increase our license revenue under the John Morrell Agreement and achieve cost savings. There are also certain risks associated with engaging John Morrell & Co. as exclusive licensee including whether (i) we can maintain or improve the quality and consistency of our products that is expected by our customers, and (ii) John Morrell & Co. will have a sufficient supply of products available for our customers on a timely basis.

Our future operating results could be impacted by supply constraints on beef, as a result of the lingering effect of weather conditions in the Midwest on beef prices.

On March 10, 2015, we consummated a $135 million offering of Notes and subsequently paid a dividend of $25.00 per share (or approximately $116 million in the aggregate). As we consummated the Notes offering on March 10, 2015, we were only required to accrue interest expense for 20 days during fiscal 2015. In contrast, the full year impact of interest expense on net income has been reflected in our year end results for the period ended March 27, 2016. Our future results could also be impacted by our interest obligations under the Notes. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of $13.5 million per annum and annual amortization of debt issuance costs of $1,185,000. The Indenture governing the Notes imposes operating and other restrictions on us.

In the fiscal year ending March 27, 2016, we paid interest of $6,937,500 and $6,750,000 on September 15, 2015 and March 15, 2016, respectively.

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

In the normal course of business, we extend credit to franchisees and licensees for the payment of ongoing royalties and to trade customers of our Branded Product Program. Accounts and other receivables, net, as shown on our consolidated balance sheets are net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessment of collectability based upon historical trends and an evaluation of the impact of current and projected economic conditions. In the event that the collectability of a receivable at the date of the transaction is doubtful, the associated revenue is not recorded until the facts and circumstances change in accordance with the applicable accounting standards. The Company writes off accounts receivable when they are deemed uncollectible.

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets are deemed to have indefinite lives, and accordingly, are not amortized, but are evaluated annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014.

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. As a result of Superstorm Sandy, our Coney Island restaurant sustained significant damage and was considered temporarily impaired for purposes of this analysis. The restaurant was fully repaired and re-opened on May 20, 2013. No other impairment charges on long-lived assets were recorded during the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014.

Impairment of Long-Term Investment

We make judgments regarding the future realizability of this investment based upon the financial information provided to us by the investment’s management. We typically rely on management’s assumptions, of future revenues and cash flows based upon the annual business plans presented. If these assumptions differ significantly from actual results, we consider whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other than temporary impairment in value has occurred. We have performed our evaluation of whether indicators of impairment existed, and determined that an other-than-temporary impairment has occurred and recorded impairment charges of $100,000 and $400,000 on this investment during the fifty-two week periods ended March 27, 2016 and March 30, 2014, respectively. We have not recognized any impairment on our long-term investments during the fifty-two week period ended March 29, 2015.

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

Adoption of New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance changing the criteria for reporting discontinued operations. The revised definition of a discontinued operation includes those components of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance eliminates the current requirement to assess continuing cash flow and continuing involvement with the disposal group. The revised definition also includes a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale. A disposal meeting the new definition is required to be reported as discontinued operations when the component of an entity or group of components of an entity meets the held for sale criteria, is actually disposed of by sales, or is disposed of through means other than a sale. The guidance was effective for the Company beginning in the first quarter of fiscal 2016 and did not have a material impact on the Company's results of operations or financial position.

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

In November 2015, the FASB issued new accounting guidance requiring deferred tax assets and liabilities be presented as noncurrent in a classified balance sheet. This accounting principle change will be effective in calendar year 2017 for public entities with calendar year reporting periods. However, early adoption is permitted for any interim or annual period. Public entities are required to apply the new guidance in the annual reporting period beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. This standard is required to take effect in Nathan’s first quarter ending (June 2017) of our fiscal year ending March 25, 2018. However, early adoption is permitted as of the beginning of any interim or annual reporting period. Nathan’s may apply the amendment prospectively or retrospectively to all periods presented. In case of a prospective application, Nathan’s would disclose in the first interim and annual period of change (i) the nature of and reason for the change in accounting principle, and (ii) a statement that prior periods were not adjusted. If the amendment is applied retrospectively, Nathan’s would have to disclose in the first interim and annual period of change (i) the nature of and reason for the change in accounting principle, and (ii) quantitative information about the effects of the accounting change on prior periods. The adoption did not have a material impact on the Company’s results of operations or financial position.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording revenue to virtually all industries financial statements, under U.S. GAAP as amended in March 2016 and April 2016. The FASB issued two updates to the standard clarifying reporting revenue between Principle versus Agent and clarification in determining performance obligations and licenses guidance. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. guidance at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. guidance. Early adoption is prohibited. Public companies were originally expected to apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein, which for Nathan’s would have been its first quarter of fiscal 2018, beginning on March 27, 2017. On May 12, 2015, the FASB issued a second proposed update to the standard clarifying the distinction between revenue from licenses of intellectual property that represent a promise to deliver a good or service over time versus a promise to be satisfied at a point in time. On July 9, 2015, the FASB agreed to delay the standard’s effective date to annual reporting periods beginning after December 15, 2017 which will now be our first quarter (June 2018) of our fiscal year ending March 31, 2019. The Company is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations. The Company does not believe that the standard will impact its recognition of revenue for its Branded Product Program, Company-operated restaurants or its recognition of royalties from its franchised restaurants or retail licensees, which are based on a percentage of sales. The Company is evaluating the impact the adoption of this standard will have on the recognition of fees received from international development fees from the sales of exclusive territorial right, initial fees from franchisees for new restaurant openings or extended franchise terms.

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

In July 2015, the FASB updated U.S. accounting guidance to simplify the ways businesses measure inventory. Companies that use the first-in, first-out (FIFO) method or the average cost method will measure inventory at the lower of its cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal, and transportation. Companies will no longer consider replacement cost or net realizable value less a normal profit margin when measuring inventory. This new standard is effective for annual reporting periods beginning after December 15, 2016 which will be our first quarter (June 2017) of our fiscal year ending March 25, 2018. Nathan’s does not expect the adoption of this new guidance to have a material impact on its results of operations or financial position.

In February 2016, the FASB issued a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g. commissions). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. This standard is required to take effect in Nathan’s first quarter ending (June 2019) of our fiscal year ending March 29, 2020. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations.

In March 2016, The FASB issued new guidance that will change how companies account for certain aspects of its share-based payments to employees. The update simplifies the accounting for a stock payment's tax consequences. It also amends how excess tax benefits and a business's payments to cover the tax bills for the shares' recipients should be classified. The amendments allow companies to estimate the number of stock awards they expect to vest, and they revised the withholding requirements for classifying stock awards as equity. Previously, tax withheld was permitted only at the minimum statutory tax rates, which is being amended to permit higher tax withholding as long as it does not exceed the maximum statutory tax rate for an employee in the applicable jurisdictions. This new standard will be effective for public companies with fiscal years beginning after December 15, 2016 which will be Nathan’s first quarter ending (June 2017) of our fiscal year ending in March 2018. However, early application is permitted. Nathan’s will early adopt effective its first fiscal quarter ending June 26, 2016 and is currently completing its evaluation of the effects of this new accounting standard on its financial position and results of operations. Pursuant to the standard, Nathan’s should recognize all excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”), including tax benefits of dividends on share-based payment awards, as income tax expense or benefit in the income statement. These items shall not be factored into to projected annual income tax rate, but will be treated as discrete items when they occur. Accordingly, this new treatment will add additional volatility in the Company’s effective tax rate.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements.

Results of Operations

Fiscal year ended March 27, 2016 compared to fiscal year ended March 29, 2015

Revenues

Total sales were $76,031,000 for the fifty-two weeks ended March 27, 2016 (“fiscal 2016 period”) as compared to $75,520,000 for the fifty-two weeks ended March 29, 2015 (“fiscal 2015 period”). Foodservice sales from the Branded Product Program were $58,545,000 for the fiscal 2016 period as compared to sales of $58,948,000 in the fiscal 2015 period. During the fiscal 2016 period, the volume of business increased by approximately 4.6%. Because of a change in pricing strategy, which is more closely correlated to the cost of beef which declined by approximately 11.6%, our average selling prices were lowered by approximately 3.7% during the fiscal 2016 period as compared to the fiscal 2015 period. Total Company-owned restaurant sales increased 5.0% to $16,664,000 during the fiscal 2016 period compared to $15,874,000 during the fiscal 2015 period due primarily to higher sales at both Coney Island locations. Other sales, primarily to Wal-Mart, also increased by $124,000 during the fiscal 2016 period compared to the fiscal 2015 period.

License royalties were $19,815,000 in the fiscal 2016 period as compared to $18,011,000 in the fiscal 2015 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased by 11.6% to $17,975,000 for the fiscal 2016 period as compared to $16,105,000 during the fiscal 2015 period. The increase is substantially attributable to the organic growth in our consumer packaged hot dog business as a result of more effective sales, marketing and promotional strategies. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $66,000, during the fiscal 2016 period, compared to the fiscal 2015 period, primarily from lower royalties earned from the sale of French fries, condiments, mini-bagel dogs and franks-in-the-blanket and other hors d’oeuvres and salty snacks.

Franchise fees and royalties were $5,044,000 in the fiscal 2016 period as compared to $5,581,000 in the fiscal 2015 period. Total royalties were $4,293,000 in the fiscal 2016 period as compared to $4,538,000 in the fiscal 2015 period. Royalties earned under the Branded Menu programs were $1,000,000 in the fiscal 2016 period as compared to $957,000 in the fiscal 2015 period. Royalties earned under the Branded Menu Program are based on product purchases rather than a percentage of restaurant sales. Traditional franchise royalties were $3,293,000 in the fiscal 2016 period compared to $3,581,000 in the fiscal 2015 period. Franchise restaurant sales decreased to $73,276,000 in the fiscal 2016 period compared to $80,107,000 in the fiscal 2015 period primarily due to the impact of closed restaurants. Comparable domestic franchise sales (consisting of 99 Nathan’s outlets, excluding sales under the Branded Menu Program) were $56,548,000 in the fiscal 2016 period compared to $56,414,000 in the fiscal 2015 period, an increase of 0.2%.

At March 27, 2016, 259 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 296 domestic and international franchised or Branded Menu Program franchise outlets at March 29, 2015. Total franchise fee income was $751,000 in the fiscal 2016 period, including $58,000 of cancellation or termination fees compared to $1,043,000 in the fiscal 2015 period including $143,000 of cancellation or termination fees. Domestic franchise fee income was $394,000 in the fiscal 2016 period compared to $276,000 in the fiscal 2015 period. International franchise fee income was $299,000 in the fiscal 2016 period, compared to $624,000 during the fiscal 2015 period. During the fiscal 2016 period, 56 new franchised outlets opened, including 25 international locations, and 22 Branded Menu Program outlets. During the fiscal 2016 period we opened our first two units in Panama and Australia pursuant to new development agreements. Additionally, we opened 17 units in Russia, 2 units in Malaysia, one unit in Costa Rica and one unit in the Dominican Republic. During the fiscal 2015 period, 36 new franchised outlets opened, including 13 international locations, including our first locations in Costa Rica and Malaysia, and 17 Branded Menu Program outlets opened, including six Arthur Treacher’s units. Additionally, during the fiscal 2015 period, a master franchisee exercised an option to acquire the rights to develop franchised outlets throughout Mexico.

Costs and Expenses

Overall, our cost of sales decreased by $3,953,000 to $57,998,000 in the fiscal 2016 period compared to $61,951,000 in the fiscal 2015 period. Our gross profit (representing the difference between sales and cost of sales) was $18,033,000 or 23.7% of sales during the fiscal 2016 period as compared to $13,569,000 or 18.0% of sales during the fiscal 2015 period. The margin improvement was primarily due to the impact of the continued reduction in the cost of beef on our product costs since the summer, and the effect of selling price increases implemented in the Company-operated restaurants.

Cost of sales in the Branded Product Program decreased approximately $4,160,000 during the fiscal 2016 period compared to the fiscal 2015 period, primarily as a result of an approximately 11.4% decrease in the average cost per pound of our hot dogs. In anticipation of higher costs beginning 2016, we entered into a purchase commitment for approximately 2.6 million pounds of hot dogs to be purchased after January 1, 2016. The market price remained abnormally low during January and February 2016, resulting in higher costs of approximately $87,000 during the fourth quarter of fiscal 2016 in connection with our purchase commitment, which we expect will be offset during the first quarter of fiscal 2017. During the fiscal 2016 period, the market cost of our hot dogs was approximately 11.6% lower than during the fiscal 2015 period. During the fiscal 2016 period, approximately 9.7% of our product was purchased pursuant to a purchase commitment. We did not enter any purchase commitments that affected cost of sales during the fiscal 2015 period. We have attempted to enter into sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility. Although the cost of beef and beef trimmings have declined, if we were unable to pass on future cost increases through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2016 period was $9,153,000 or 54.9% of restaurant sales, as compared to $9,072,000 or 57.2% of restaurant sales in the fiscal 2015 period due primarily to the impact of lower food and labor costs. Our average hourly labor costs have increased beginning January 2016 as a result of the new minimum wage legislation in New York State. Since the minimum wage increase took effect, we estimate that restaurant average hourly labor costs have increased by approximately 12.2%. We have recently increased certain selling prices to pass on recent cost of sales increases. However, if we are unable to fully offset these and future increases through pricing and operating efficiencies, our margins and profits will be negatively affected.

Restaurant operating expenses were $3,557,000 in the fiscal 2016 period compared to $3,747,000 in the fiscal 2015 period. The decrease in restaurant operating costs results primarily from the reduction of approximately $126,000 in occupancy and related costs at our new Oceanside restaurant which is smaller and more efficient to operate than our previous Oceanside restaurant and lower utility costs of approximately $110,000. Despite the recent reduction in our utility costs, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $1,255,000 in the fiscal 2016 period compared to $1,253,000 in the fiscal 2015 period. This change is primarily attributable to the increased depreciation from the investments made in the Oceanside restaurant. Approximately $94,000 of depreciation expense was in connection with the redevelopment of the relocated Oceanside restaurant that re-opened on March 25, 2015.

General and administrative expenses increased $914,000 or 7.5% to $13,117,000 in the fiscal 2016 period as compared to $12,203,000 in the fiscal 2015 period. The increase in general and administrative expenses was primarily due to increased severance costs of $197,000, legal and other professional fees of $375,000, recruitment fees of $71,000, marketing expenses of $111,000 and relocation expenses of $88,000. We have recently begun a new initiative to target franchising within captive markets by hiring a sales executive with a proven track record in the industry and are developing new menu items specifically for this venue.

Other Items

Interest income was $52,000 in the fiscal 2016 period compared to $176,000 in the fiscal 2015 period, primarily due to lower interest income earned on marketable securities. In July 2015, the Company sold all of its tax-exempt marketable securities and is seeking to re-invest a portion of its cash and cash equivalents in a higher yielding money market account.

Other income of $99,000 in the fiscal 2016 period as compared to $87,000 in the fiscal 2015 period relates primarily to a sublease of a co-branded franchised restaurant.

Interest expense of $14,630,000 in the fiscal 2016 period represents interest of $13,445,000 on the Notes commencing March 10, 2015 and amortization of debt discounts and issuance costs of $1,185,000 during the same period. Interest expense of $816,000 in the fiscal 2015 period represents accrued interest of $750,000 on the Notes and amortization of debt discounts and issuance costs of $66,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of $13.5 million per annum and annual amortization of debt discounts and issuance costs of $1,185,000.

The Company recognized an, other-than-temporary impairment charge on its long-term investment of $100,000 in the fiscal 2016 period based on management’s assessment of the future recoverability of the investments.

Provision for Income Taxes

In the fiscal 2016 period, the income tax provision was $4,288,000 or 41.3% of earnings before income taxes compared to $7,702,000 or 39.7% of income before income taxes in the fiscal 2015 period. Nathan’s effective tax rate was reduced by 0.1% during the fiscal 2016 period and reduced by 0.4% during the fiscal 2015 period, due to the differing effects of tax-exempt interest income. During the fiscal 2016 period, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $184,000, which lowered the effective tax rate by 1.8%. Additionally, during the fiscal 2015 period, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $126,000, which lowered the effective tax rate by 0.6%. During the fiscal 2016 period, Nathan’s effective tax rate increased by approximately 1.1% due to limitations associated with its tax exempt investments. Nathan’s effective tax rates without these adjustments would have been 42.1% for the fiscal 2016 period and 40.7% for the fiscal 2015 period. The effective tax rate in the fiscal 2016 period reflects higher state taxes in those states that we do business that do not permit the filing of consolidated tax returns. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $60,000 during fiscal 2017.

Fiscal year ended March 29, 2015 compared to fiscal year ended March 30, 2014

Revenues

Total sales increased by 15.3% to $75,520,000 for the fiscal 2015 period as compared to $65,521,000 for the fifty-two weeks ended March 30, 2014 (“fiscal 2014 period”). Foodservice sales from the Branded Product Program increased by 13.6% to $58,948,000 for the fiscal 2015 period as compared to sales of $51,877,000 in the fiscal 2014 period. This increase was primarily attributable to a higher average selling price due primarily to price increases as compared to the fiscal 2014 period. Total Company-owned restaurant sales increased 20.0% to $15,874,000 during the fiscal 2015 period compared to $13,231,000 during the fiscal 2014 period. This increase was primarily attributed to operating our Coney Island and Yonkers restaurants for the entire fiscal 2015 period. Our Flagship Coney Island restaurant operated for approximately forty-four weeks during the fiscal 2014 period and our Yonkers restaurant operated for nineteen weeks during the fiscal 2014 period. The sales impact while these restaurants were closed was approximately $2,233,000. Additionally, sales at our two Coney Island restaurants during the periods operated during the fiscal 2015 period were approximately $814,000 higher than the periods operated during the fiscal 2014 period due primarily to an increase in customer counts of approximately 5.9%. Additionally, our Oceanside restaurant temporarily closed in early January 2015 for relocation and re-opened on March 25, 2015. We estimate that this closure reduced sales by approximately $260,000. Other sales increased by $285,000 during the fiscal 2015 period compared to the fiscal 2014 period.

License royalties were $18,011,000 in the fiscal 2015 period as compared to $8,513,000 in the fiscal 2014 period. Total royalties earned on sales of hot dogs from our retail and foodservice license agreements increased 138.9% to $16,105,000 for the 2015 fiscal period compared to $6,742,000 during the fiscal 2014 period. Royalties earned from John Morrell & Co., primarily from the retail sale of hot dogs, were $14,367,000 during the fiscal 2015 period resulting mostly from the higher rate earned pursuant to the new agreement. During the fiscal 2014 period, royalties earned during 11 months of the SMG contract, primarily from the retail sale of hot dogs, were $4,600,000. Additionally, during March 2014, we earned royalties of $548,000 from approximately two weeks of sales by John Morrell & Co during the transition period between contracts. Royalties earned from our foodservice license agreement, substantially from sales of hot dogs to Sam’s Club, were $1,738,000 during the fiscal 2015 period compared to $1,594,000 during the fiscal 2014 period. License royalties earned from the sale of Nathan’s French fries increased by $172,000 to $507,000 during the fiscal 2015 period as compared to $335,000 in the fiscal 2014 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $37,000, during the fiscal 2015 period, compared to the fiscal 2014 period, primarily from lower royalties earned from the sale of mini-bagel dogs and franks-in-the-blanket and other hors d’oeuvres.

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

Off-Balance Sheet Arrangements

At March 27, 2016, Nathan’s had an open purchase commitment to purchase approximately 645,000 pounds of hot dogs. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available. At March 29, 2015, Nathan’s did not have any open purchase commitments.

Liquidity and Capital Resources

Cash and cash equivalents at March 29, 2016 aggregated $50,228,000, a $1,165,000 decrease during the fiscal 2016 period compared to cash and cash equivalents of $51,393,000 at March 29, 2015. At March 27, 2016, marketable securities had been converted into cash and cash equivalents as compared to $7,091,000 at March 29, 2015 and net working capital decreased to $49,779,000 from $61,328,000 at March 29, 2015. These decreases are primarily due to interest payments on the notes and stock repurchases, partly offset by income from operations.

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

As of March 27, 2016, Nathan’s was in compliance with all covenants associated with the Notes.

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

The Notes and the guarantees are the Company and the guarantors’ senior secured obligations and rank:

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

Cash provided by operations of $12,480,000 in the fiscal 2016 period is primarily attributable to net income of $6,096,000 in addition to other non-cash operating items of $3,307,000, and increased changes in other operating assets and liabilities of $3,077,000. Accounts and other receivables decreased by $740,000 due primarily to Branded Product Program sales of $628,000, and interest receivables of $120,000, partly offset by advances to the Advertising Fund of $46,000. The decrease in prepaid expenses and other current assets of $3,189,000 relates primarily to the utilization of prepaid income taxes at March 27, 2016 of $3,380,000 against Nathan’s current year estimated income tax payments, including the receipt of a refund of $1,500,000 from the IRS. The decrease in accounts payable, accrued expenses and other current liabilities of $293,000 is primarily due to decreased accounts payable of $432,000 and decreases of accrued interest of $243,000 and accrued professional fees of $228,000 partly offset by higher accrued rebates and deferred revenue of $203,000. We also paid $375,000 of accrued dividends which is presented as a financing activity below. The decrease in other liabilities of $691,000 is primarily due to decreased dividends payable on restricted stock of $375,000, settlement of certain unrecognized tax benefits of $128,000, reduced deferred rents of $99,000 and development fees of $85,000.

Cash provided by investing activities was $5,989,000 in the fiscal 2016 period. We received cash proceeds of $10,868,000 from the maturity of available-for-sale securities and $133,000 from the disposal of property and equipment. We sold all tax exempt municipal investments with the intent of re-investing in taxable investments. Prior to the sale, we purchased available-for-sale securities of $3,887,000. We also incurred capital expenditures of $1,125,000 primarily in connection with our Branded Product Program and select restaurant improvements.

Cash used in financing activities of $19,634,000 in the fiscal 2016 period relates to the Company’s purchase of 449,070 shares of its common stock at a cost of $19,231,000 during the fiscal 2016 period pursuant to our stock repurchase plan and a modified Dutch Auction tender offer, as more fully described below. The Company paid dividends of $375,000 that were previously declared on its restricted stock. Additionally, the Company incurred additional debt issuance costs of $60,000 and paid $285,000 for the payment of withholding tax on the net share settlement of employee stock options. Nathan’s expects to realize tax benefits associated with employee stock option exercises of $228,000 and also received proceeds from the exercise of employee stock options of $89,000.

During the period from October 2001 through March 27, 2016, Nathan’s purchased 5,096,757 shares of its common stock at a cost of approximately $76,031,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, through March 27, 2016, we have repurchased 3,205,657 shares at a total cost of approximately $68,873,000, reducing the number of shares then-outstanding by 53.3%.

On February 1, 2016 and March 11, 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 27, 2016, Nathan’s has repurchased 909,126 shares at a cost of $28,369,000 under the sixth stock repurchase plan. At March 27, 2016, there were 290,874 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 11, 2016, the Company and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “Agreement”) pursuant to which MSI has been authorized on the Company’s behalf to purchase up to 175,000 shares of the Company’s common stock, $.01 par value (the “Common Stock”), commencing on March 21, 2016. The MSI Agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, to assist the Company in implementing its stock purchase plans.

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

As discussed above, we had cash and cash equivalents at March 27, 2016 aggregating $50,228,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In March 2015, we completed a dividend recapitalization, to return approximately $116,100,000 to our shareholders and we may continue to return capital to our shareholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan. We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. Beginning in the fiscal year ending March 27, 2016, we were required to make interest payments of approximately $13.5 million. On September 15, 2015 and March 15, 2016, Nathan’s paid interest of $6,937,500 and $6,750,000, respectively. The September 15, 2015 interest payment included payment for 5 days of interest accrued in the fiscal 2015 period.

At March 27, 2016, we sublet one property to a franchisee from a third party. We remain contingently liable for all costs associated with these properties including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease in connection with its re-franchising of a restaurant located in West Nyack, New York. The Guaranty extended through the fifth Lease Year, as defined in the lease, which has expired. The Guaranty could have been called upon in the event of a default by the tenant/franchisee. Nathan’s believes that its franchisee has fulfilled all of its obligations that Nathan’s guaranteed and Nathan’s has not been required to make any payments pursuant to the Guaranty. In connection with the Nathan’s franchise agreement, Nathan’s has received a personal guaranty from the franchisee for all obligations under the Guaranty.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of March 27, 2016 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$135,000	$-	$-	$135,000	$-
Employment Agreements	2,571	1,146	1,025	400	-
Purchase Commitment	1,310	1,310	-	-	-
Dividends Payable	625	375	250	-	-
Operating Leases	14,431	1,618	3,299	2,608	6,906
Gross Cash Contractual Obligations	153,937	4,449	4,574	138,008	6,906
Sublease Income	2,728	303	656	641	1,128
Net Cash Contractual Obligations	$151,209	$4,146	$3,918	$137,367	$5,778

a)	Represents 10.000% Senior Secured Notes due March 2020.

b)

At March 27, 2016, the Company had unrecognized tax benefits of $208,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $31,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. After multi-year increases, beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by as much as 30%. As a result of the decline since June 2015, the market price of hot dogs during the fiscal 2016 period was approximately 11.6% lower than the fiscal 2015 period. The market price of hot dogs during the fiscal 2015 period was approximately 17.1% higher than the fiscal 2014 period. In anticipation of higher costs beginning 2016, we entered into a purchase commitment for approximately 2.6 million pounds of hot dogs to be purchased after January 1, 2016. The market price remained abnormally low during January and February 2016, resulting in higher costs of approximately $87,000 during the fourth quarter fiscal 2016 in connection with our purchase commitment, which we expect will be offset during the first quarter fiscal 2017. In the past, we successfully entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2017. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

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

New York State recently passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase will be phased in differently between New York City and the rest of New York State. Effective December 31, 2015, the minimum wage increased to $10.50 per hour and $9.75 per hour in New York City and outside of New York City, respectively.

In New York City, the hourly rate of pay will increase to:

$12.00 on Dec. 31, 2016; $13.50 on Dec. 31, 2017; and $15.00 on Dec. 31, 2018.

The minimum hourly rate of pay for the remainder of New York State will increase to:

$10.75 on Dec. 31, 2016; $11.75 on Dec. 31, 2017; $12.75 on Dec. 31, 2018; $13.75 on Dec. 31, 2019;

$14.50 on Dec. 31, 2020; and $15.00 on July 1, 2021.

All of Nathan’s Company-operated restaurants are within New York State, three of which operate within New York City that have been affected by this new legislation. Our average hourly labor costs have increased beginning January 2016 as a result of the new minimum wage legislation in New York State. We estimate that restaurant average hourly labor costs have increased by approximately 12.2% because of the minimum wage increase.

The Company is further studying the impact on the Company’s operations and is developing strategies and tactics, including pricing and potential operating efficiencies, to minimize the effects of these increases. We have recently increased certain selling prices to pass on recent cost of sales increases. However, if we are unable to fully offset these and future increases through pricing and operating efficiencies, our margins and profits will be negatively affected. We believe that these increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees that operate in New York State.

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 27, 2016, Nathan’s cash and cash equivalents aggregated $50,228,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $126,000 per annum for each 0.25% change in interest rates.

Marketable Securities

As of March 27, 2016, Nathan’s did not have any marketable securities on hand. Nathan’s anticipates investing in marketable securities in the future. Marketable securities are considered at risk with respect to interest rates to determine their current market value. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events.

Borrowings

At March 27, 2016, we had $135.0 million of Notes outstanding which are due in March 2020. Upon maturity, we anticipate having to refinance a significant portion of the Notes and such refinancing would be based upon the then-prevailing interest rates. Interest expense on these borrowings would increase or decrease by approximately $338,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. After multi-year increases, beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by as much as 30%. As a result of the decline since June 2015, the market price of hot dogs during the fiscal 2016 period was approximately 11.6% lower than the fiscal 2015 period. The market price of hot dogs during the fiscal 2015 period was approximately 17.1% higher than the fiscal 2014 period. In anticipation of higher costs beginning 2016, we entered into a purchase commitment for approximately 2.6 million pounds of hot dogs to be purchased after January 1, 2016. The market price remained abnormally low during January and February 2016, resulting in higher costs of approximately $87,000 during the fourth quarter fiscal 2016 in connection with our purchase commitment, which we expect will be offset during the first quarter fiscal 2017. In the past, we have successfully entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2017. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the fifty-two weeks ended March 27, 2016 would have increased or decreased our cost of sales by approximately $5,164,000.

 Foreign Currencies

Foreign franchisees and other business partners generally conduct business with us and make payments in United States dollars, reducing the risks inherent with changes in the values of foreign currencies. As a result, we have not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies and we do not believe fluctuations in the value of foreign currencies would have a material impact on our financial results.

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

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer, and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 27, 2016. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 2013, management believes that Nathan’s maintained effective internal control over financial reporting as of March 27, 2016. The effectiveness of our internal control over financial reporting as of March 27, 2016, has been audited by Grant Thornton LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended March 27, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.       Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nathan’s Famous, Inc.

We have audited the internal control over financial reporting of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 27, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 27, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 27, 2016, and our report dated June 10, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

June 10, 2016

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

Our Board of Directors has adopted a Financial Officer Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other members of the Company’s Finance Department. This Code of Ethics is posted on the Company’s website within a broader Code of Business Conduct and Ethics at www.nathansfamous.com in the Investor Relations section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, the provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of such provision of our Code of Ethics by posting such information on our website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

Item 11.        Executive Compensation.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2016 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 14.        Principal Accountant Fees and Services.

Audit Fees

We were billed by Grant Thornton LLP the aggregate amount of approximately $244,000 in respect of fiscal 2016 and $429,000 in respect of fiscal 2015 for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q. The fiscal 2015 amount includes billings by Grant Thornton LLP of approximately $189,000 for fees for professional services rendered for the review of interim financial information in connection with the issuance of their comfort letter in conjunction with the private placement of the Company’s Notes.

Audit-Related Fees

Grant Thornton LLP did not render any audit-related services for fiscal 2016 and 2015 and, accordingly, did not bill for any such services.

Tax Fees

Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2016 and 2015 and, accordingly, did not bill for any such services.

All Other Fees

Grant Thornton LLP did not render any other services for fiscal 2016 and 2015 and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Grant Thornton LLP of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by Grant Thornton LLP during 2016 and 2015.

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

10.1	Leases for premises at Coney Island, New York, as follows: (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease, dated November 22, 1967, between Nathan’s Realty Associates and the Company.
b) Lease, dated November 22, 1967, between Ida’s Realty Associates and the Company.
10.2	Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)
10.3	401K Plan and Trust. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 33-56976.)
10.4	***Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 15, 2006.)
10.5	***Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 15, 2006.)
10.6	***Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 27, 2010.)

10.7	License Agreement dated April 23, 2008 between Roasters Asia Pacific (Cayman) Limited and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated April 23, 2008.)
10.8

Agreement of Lease between One-Two Jericho Plaza Owner LLC and Nathan’s Famous Services, Inc. dated September 11, 2009, (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 27, 2009.)

10.9

Guaranty by Nathan’s Famous, Inc. of Agreement of Lease with One-Two Jericho Plaza Owner LLC dated September 11, 2009, (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 27, 2009.)

10.10	***2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2010).
10.11	***Amendment to 2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2012).
10.12	***Amendment to Employment Agreement with Howard M. Lorber, dated November 1, 2012. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 23, 2012.)
10.13	***Restricted Stock Agreement with Howard M. Lorber, dated November 1, 2012. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 23, 2012.)
10.14

First Amendment to Restricted Stock Agreement with Howard M. Lorber, dated as of October 31, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 27, 2015.)

10.15	**Letter agreement dated December 5, 2012 between Nathan’s Famous Systems, Inc. and John Morrell & Co. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 23, 2012).
10.16	***Restricted Stock Agreement with Eric Gatoff, dated June 4, 2013. (Incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended March 31, 2013.)
10.17

Parity Lien Security Agreement dated as of March 10, 2015, by and among Nathan’s Famous, Inc. and Other Assignors Identified therein and U.S. Bank National Association as Collateral Trustee. (Incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended March 29, 2015.)

10.18	***Transition Agreement and Release with Wayne Norbitz dated as of June 10, 2015. (Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended March 29, 2015.)
10.19	Consulting Agreement with Wayne Norbitz dated as of June 10, 2015. (Incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended March 29, 2015.)
10.20	10b5-1 Issuer Repurchase Instructions dated March 11, 2016, between the Company and Mutual Securities, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 14, 2016.)
21	*List of Subsidiaries of the Registrant.
23	*Consent of Grant Thornton LLP dated June 10, 2016.
31.1	*Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	*Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	*Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

*** Indicates a management plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of June, 2016.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of June, 2016.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

/s/ HOWARD LORBER
Howard Lorber
Executive Chairman

/s/ RONALD G. DEVOS
Ronald G. DeVos
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ WAYNE NORBITZ
Wayne Norbitz
Director

/s/ ROBERT J. EIDE
Robert J. Eide
Director

/s/ BARRY LEISTNER
Barry Leistner
Director

/s/ BRIAN GENSON
Brian Genson
Director

/s/ ATTILIO F. PETROCELLI
Attilio F. Petrocelli
Director

/s/ CHARLES RAICH
Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nathan’s Famous, Inc.

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 27, 2016 and March 29, 2015, and the related consolidated statements of earnings, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the fifty-two weeks ended March 27, 2016, March 29, 2015, and March 30, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan’s Famous, Inc. and subsidiaries as of March 27, 2016 and March 29, 2015, and the results of their operations and their cash flows for each of the fifty-two weeks ended March 27, 2016, March 29, 2015, and March 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 27, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

June 10, 2016

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 27, 2016	March 29, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,228	$51,393
Marketable securities	-	7,091
Accounts and other receivables, net	8,721	9,499
Inventories	687	822
Prepaid expenses and other current assets (Note F)	1,343	4,532
Total current assets	60,979	73,337

Property and equipment, net of accumulated depreciation of $7,190 and $6,946, respectively	9,013	9,257
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	109	347

	$71,549	$84,389

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,887	$5,319
Accrued expenses and other current liabilities	6,176	6,412
Deferred franchise fees	137	278
Total current liabilities	11,200	12,009

Long-term debt, net of unamortized debt discounts and issuance costs of $4,734 and $5,860, respectively (Note K)	130,266	129,140
Other liabilities	1,706	2,397
Deferred income taxes	713	751

Total liabilities	143,885	144,297

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,274,066 and 9,252,097 shares issued; and 4,177,309 and 4,604,410 shares outstanding at March 27, 2016 and March 29, 2015, respectively	93	93
Additional paid-in capital	60,950	60,196
(Accumulated deficit)	(57,348)	(63,444)
Accumulated other comprehensive income	-	47
	3,695	(3,108)
Treasury stock, at cost, 5,096,757 and 4,647,687 shares at March 27, 2016 and March 29, 2015, respectively	(76,031)	(56,800)
Total stockholders’ (deficit)	(72,336)	(59,908)

	$71,549	$84,389

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Two weeks ended March 27, 2016	Fifty-Two weeks ended March 29, 2015	Fifty-Two weeks ended March 30, 2014
REVENUES
Sales	$76,031	$75,520	$65,521
License royalties	19,815	18,011	8,513
Franchise fees and royalties	5,044	5,581	5,718
Total revenues	100,890	99,112	79,752

COSTS AND EXPENSES
Cost of sales	57,998	61,951	53,072
Restaurant operating expenses	3,557	3,747	3,142
Depreciation and amortization	1,255	1,253	1,157
General and administrative expenses	13,117	12,203	11,460
Total costs and expenses	75,927	79,154	68,831

Income from operations	24,963	19,958	10,921

Interest expense	(14,630)	(816)	(135)
Interest income	52	176	325
Insurance gain (Note M.4)	-	-	2,774
Impairment charge – long-term investment (Note G)	(100)	-	(400)
Other income, net	99	87	76

Income before provision for income taxes	10,384	19,405	13,561
Provision for income taxes	4,288	7,702	5,234
Net income	$6,096	$11,703	$8,327

PER SHARE INFORMATION
Income per share:
Basic	$1.38	$2.61	$1.87
Diluted	$1.37	$2.55	$1.81

Cash dividends declared per share	$-	$25.00	$-

Weighted average shares used in computing income per share:
Basic	4,430,000	4,486,000	4,450,000
Diluted	4,463,000	4,588,000	4,605,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fifty-Two weeks ended March 27, 2016	Fifty-Two weeks ended March 29, 2015	Fifty-Two weeks ended March 30, 2014

Net income	$6,096	$11,703	$8,327

Other comprehensive loss, net of deferred income taxes:

Unrealized losses on marketable securities	-	(102)	(180)

Less: Reclassification adjustment for gains included in net income	47	-	-

Other comprehensive loss	(47)	(102)	(180)

Comprehensive income	$6,049	$11,601	$8,147

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Fifty-two weeks ended March 27, 2016, Fifty-two weeks ended March 29, 2015 and the Fifty-two weeks ended March 30, 2014

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

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Fifty-two weeks ended March 27, 2016, Fifty-two weeks ended March 29, 2015 and the Fifty-two weeks ended March 30, 2014

(in thousands, except share amounts)

	Common	Common	Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Deficit)	Income	Shares	Amount	(Deficit)

Balance, March 30, 2014	9,092,183	$91	$57,578	$40,963	$149	4,610,026	$(54,884)	$43,897

Shares issued in connection with share-based compensation plans	159,914	2	880	-	-	-	-	882

Withholding tax on net share settlement of share-based compensation plans	-	-	(3,693)	-	-	-	-	(3,693)

Repurchase of common stock	-	-	-	-	-	37,661	(1,916)	(1,916)

Income tax benefit on stock option exercises	-	-	4,572	-	-	-	-	4,572

Share-based compensation	-	-	859	-	-	-	-	859

Unrealized losses on available-for-sale securities, net of deferred income tax benefit of $66	-	-	-	-	(102)	-	-	(102)

Dividends declared				(116,110)				(116,110)

Net income	-	-	-	11,703	-	-	-	11,703
Balance, March 29, 2015	9,252,097	$93	$60,196	$(63,444)	$47	4,647,687	$(56,800)	$(59,908)

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Fifty-two weeks ended March 27, 2016, Fifty-two weeks ended March 29, 2015 and the Fifty-two weeks ended March 30, 2014

(in thousands, except share amounts)

	Common	Common	Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Deficit)	Income	Shares	Amount	(Deficit)

Balance, March 29, 2015	9,252,097	$93	$60,196	$(63,444)	$47	4,647,687	$(56,800)	$(59,908)

Shares issued in connection with share-based compensation plans	21,969	-	89	-	-	-	-	89

Withholding tax on net share settlement of share-based compensation plans	-	-	(285)	-	-	-	-	(285)

Repurchase of common stock	-	-	-	-	-	449,070	(19,231)	(19,231)

Income tax benefit on stock option exercises	-	-	228	-	-	-	-	228

Share-based compensation	-	-	722	-	-	-	-	722

Reclassification adjustment for gains included in net income, net of deferred income tax benefit of $25	-	-	-	-	(47)	-	-	(47)

Net income	-	-	-	6,096	-	-	-	6,096
Balance, March 27, 2016	9,274,066	$93	$60,950	$(57,348)	$-	5,096,757	$(76,031)	$(72,336)

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two weeks ended March 27, 2016	Fifty-Two weeks ended March 29, 2015	Fifty-Two weeks ended March 30, 2014
Cash flows from operating activities:
Net income	$6,096	$11,703	$8,327
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,255	1,253	1,157
Insurance gain	-	-	(2,774)
Amortization of bond premium	64	164	150
Gain on sale of marketable equity securities	(26)	-	-
Gain on sale of property and equipment	(18)	-	-
Amortization of debt discounts and issuance costs	1,185	66	-
Share-based compensation expense	722	859	721
Provision for doubtful accounts	38	23	21
Impairment charge – long-term investment	100	-	400
Deferred income taxes	(13)	111	1,652
Changes in operating assets and liabilities:
Accounts and other receivables, net	740	(2,417)	(927)
Insurance proceeds received for business interruption claim	-	718	-
Inventories	135	125	99
Prepaid expenses and other current assets	3,189	(1,403)	(2,033)
Other assets	138	181	30
Accrued litigation	-	-	(5,874)
Accounts payable, accrued expenses and other current liabilities	(293)	1,779	2,329
Deferred franchise fees	(141)	44	(44)
Other liabilities	(691)	79	(358)

Net cash provided by operating activities	12,480	13,285	2,876

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	10,868	8,020	2,890
Insurance proceeds received for property and equipment (Note M.4)	-	-	2,711
Change in restricted cash	-	-	(135)
Proceeds from disposal of property and equipment	133	-	-
Purchase of property and equipment	(1,125)	(1,538)	(4,339)
Purchase of available-for-sale securities	(3,887)	(4,258)	(2,219)
Litigation settlement	-	-	6,009

Net cash provided by investing activities	5,989	2,224	4,917

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	135,000	-
Debt discounts and issuance costs	(60)	(5,926)	-
Dividends paid to stockholders	(375)	(115,110)	-
Repurchase of treasury stock	(19,231)	(1,916)	(1,486)
Proceeds from the exercise of stock options	89	880	944
Income tax benefit on stock option exercises	228	4,572	2,195
Payments of withholding tax on net share settlement of share-based compensation plans	(285)	(3,693)	(772)

Net cash (used in) provided by financing activities	(19,634)	13,807	881

Net (decrease) increase in cash and cash equivalents	(1,165)	29,316	8,674

Cash and cash equivalents, beginning of year	51,393	22,077	13,403

Cash and cash equivalents, end of year	$50,228	$51,393	$22,077

Cash paid during the year for:
Interest	$13,688	$-	$1,099
Income taxes	$848	$4,545	$3,457

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 27, 2016, March 29, 2015 and March 30, 2014

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

At March 27, 2016, the Company’s restaurant system included five Company-owned units in the New York City metropolitan area and 259 franchised or licensed units, located in 21 states and 11 foreign countries.

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

2.     Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53-week reporting period. The results of operations and cash flows for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014 are on the basis of a 52-week reporting period.

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

4.     Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents amounted to $0 and $1,754 at March 27, 2016 and March 29, 2015, respectively. Substantially all of the Company’s cash and cash equivalents are in excess of government insurance.

5.     Inventories

Inventories, which are stated at the lower of cost or market value, consist primarily of food items and supplies. Cost is determined using the first-in, first-out method.

6.     Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. As of March 27, 2016, the Company had sold all of its marketable securities that had been invested in municipal bonds and the proceeds are included in cash and cash equivalents. At March 29, 2015, all marketable securities held by the Company were classified as available-for-sale and, as a result, were stated at fair value (Note D), with unrealized gains and losses included as a component of accumulated other comprehensive income. Realized gains and losses on the sale of securities are determined on a specific identification basis. Interest income, net of reclassifications out of other comprehensive income is recorded when it is earned and deemed realizable by the Company.

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

Building and improvements (in years)	5	–	25
Machinery, equipment, furniture and fixtures (in years)	3	–	15
Leasehold improvements (in years)	5	–	20

8.       Goodwill and Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,353 in connection with Arthur Treacher’s.

The Company’s goodwill and intangible assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. As of March 27, 2016 and March 29, 2015, the Company performed its required annual impairment test of goodwill and intangible assets and has determined no impairment is deemed to exist.

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. We relocated our Oceanside restaurant in March 2015 at a total investment of approximately $1,285. As a result of Hurricane Sandy, our Coney Island restaurant sustained significant damage (Note M.4). The restaurant was fully repaired and re-opened on May 20, 2013. No long-lived assets were deemed impaired during the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014.

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

At March 27, 2016, we did not have any marketable securities.

The following table presents assets measured at fair value on a recurring basis as of March 29, 2015 based upon the valuation hierarchy:

March 29, 2015	Level 1	Level 2	Level 3	Carrying Value
Marketable securities	$-	$7,091	$-	$7,091
Total assets at fair value	$-	$7,091	$-	$7,091

Nathan’s marketable securities, which consisted primarily of municipal bonds, were not actively traded. The valuation of such bonds was based upon quoted market prices for similar bonds currently trading in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

The Company’s long-term debt had a carrying value of $135,000 as of March 27, 2016 and a fair value of $142,425 as of March 27, 2016. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

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

At March 27, 2016 and March 29, 2015, $137 and $278, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014, the Company earned franchise fees of $751, $1,043 and $863, respectively, from new unit openings, transfers, co-branding and forfeitures.

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

If substantial obligations under the development agreement are not dependent on the number of individual franchise locations to be opened, substantial performance shall be determined using the same criteria applicable to an individual franchise, which is generally the opening of the first location pursuant to the development agreement. If substantial performance is dependent on the number of locations, then the development fee is deferred and recognized ratably over the term of the agreement, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 27, 2016 and March 29, 2015, $129 and $214, respectively, of deferred development fee revenue is included in other liabilities in the accompanying consolidated balance sheets.

The following is a summary of franchise openings and closings for the Nathan’s franchise restaurant system for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014:

	March 27, 2016	March 29, 2015	March 30, 2014

Franchised restaurants operating at the beginning of the period	296	324	303

New franchised restaurants opened during the period	56	36	56

Franchised restaurants closed during the period	(93)	(64)	(35)

Franchised restaurants operating at the end of the period	259	296	324

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

16.      Business Concentrations and Geographical Information

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 27, 2016, four Branded Product customers represented 19%, 14%, 9% and 8%, of accounts receivable. At March 29, 2015, three Branded Product customers represented 20%, 17% and 10%, of accounts receivable. One Branded Products customer accounted for 14%, 17% and 17% of total revenue for the years ended March 27, 2016, March 29, 2015 and March 30, 2014, respectively. One retail licensee accounted for 19% and 17% of the total revenue for the years ended March 27, 2016 and March 29, 2015, respectively.

The Company’s primary supplier of hot dogs represented 81%, 83% and 75% of product purchases for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014, respectively. The Company’s distributor of products to its Company-owned restaurants represented 5% of product purchases for each of the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014, respectively.

The Company’s revenues for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014 were derived from the following geographic areas:

	March 27, 2016	March 29, 2015	March 30, 2014

Domestic (United States)	$95,655	$95,682	$76,221
Non-domestic	5,235	3,430	3,531
	$100,890	$99,112	$79,752

The Company’s sales for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014 were derived from the following:

	March 27, 2016	March 29, 2015	March 30, 2014

Branded Products	$58,545	$58,948	$51,877
Company-owned restaurants	16,664	15,874	13,231
Other	822	698	413
	$76,031	$75,520	$65,521

17.      Advertising

The Company administers an advertising fund on behalf of its restaurant system to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising fund are based on specified percentages of net sales, generally ranging up to 2%. Company-owned store advertising expense, which is expensed as incurred, was $191, $175 and $147, for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014, respectively, and have been included within restaurant operating expenses in the accompanying consolidated statements of earnings.

18.      Stock-Based Compensation

At March 27, 2016, the Company had one stock-based compensation plan in effect which is more fully described in Note L.

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

21.      Adoption of New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance changing the criteria for reporting discontinued operations. The revised definition of a discontinued operation includes those components of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance eliminated the current requirement to assess continuing cash flow and continuing involvement with the disposal group. The revised definition also includes a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale. A disposal meeting the new definition is required to be reported as discontinued operations when the component of an entity or group of components of an entity meets the held for sale criteria, is actually disposed of by sales, or is disposed of through means other than a sale. The guidance was effective for the Company beginning in the first quarter of fiscal 2016 and did not have a material impact on the Company's results of operations or financial position.

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

In November 2015, the FASB issued new accounting guidance requiring deferred tax assets and liabilities be presented as noncurrent in a classified balance sheet. This accounting principle change will be effective in calendar year 2017 for public entities with calendar year reporting periods. However, early adoption is permitted for any interim or annual period. Public entities are required to apply the new guidance in the annual reporting period beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. This standard is required to take effect in Nathan’s first quarter ending (June 2017) of our fiscal year ending March 25, 2018. However, early adoption is permitted as of the beginning of any interim or annual reporting period. Nathan’s may apply the amendment prospectively or retrospectively to all periods presented. In case of a prospective application, Nathan’s would disclose in the first interim and annual period of change (i) the nature of and reason for the change in accounting principle, and (ii) a statement that prior periods were not adjusted. If the amendment is applied retrospectively, Nathan’s would have to disclose in the first interim and annual period of change (i) the nature of and reason for the change in accounting principle, and (ii) quantitative information about the effects of the accounting change on prior periods. The Company early adopted this standard in the fourth quarter of fiscal 2016 and applied it retrospectively, which resulted in decreases to current assets of $277 and total liabilities of $277 as of March 29, 2015. (See Note J.) The adoption did not have a material impact on the Company’s results of operations or financial position.

22.      New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording revenue to virtually all industries financial statements, under U.S. GAAP as amended in March 2016 and April 2016. The FASB issued two updates to the standard clarifying reporting revenue between Principle versus Agent and clarification in determining performance obligations and licenses guidance. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. guidance at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. guidance. Early adoption is prohibited. Public companies were originally expected to apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein, which for Nathan’s would have been its first quarter of fiscal 2018, beginning on March 27, 2017. On May 12, 2015, the FASB issued a second proposed update to the standard clarifying the distinction between revenue from licenses of intellectual property that represent a promise to deliver a good or service over time versus a promise to be satisfied at a point in time. On July 9, 2015, the FASB agreed to delay the standard’s effective date to annual reporting periods beginning after December 15, 2017 which will now be our first quarter (June 2018) of our fiscal year ending March 31, 2019. The Company is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations. The Company does not believe that the standard will impact its recognition of revenue for its Branded Product Program, Company-operated restaurants or its recognition of royalties from its franchised restaurants or retail licensees, which are based on a percentage of sales. The Company is evaluating the impact the adoption of this standard will have on the recognition of fees received from international development fees from the sales of exclusive territorial right, initial fees from franchisees for new restaurant openings or extended franchise terms.

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

In July 2015, the FASB updated U.S. accounting guidance to simplify the ways businesses measure inventory. Companies that use the first-in, first-out (FIFO) method or the average cost method will measure inventory at the lower of its cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal, and transportation. Companies will no longer consider replacement cost or net realizable value less a normal profit margin when measuring inventory. This new standard is effective for annual reporting periods beginning after December 15, 2016 which will be our first quarter (June 2017) of our fiscal year ending March 25, 2018. Nathan’s does not expect the adoption of this new guidance to have a material impact on its results of operations or financial position.

In February 2016, the FASB issued a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g. commissions). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. This standard is required to take effect in Nathan’s first quarter ending (June 2019) of our fiscal year ending March 29, 2020. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations.

In March 2016, The FASB issued new guidance that will change how companies account for certain aspects of its share-based payments to employees. The update simplifies the accounting for a stock payment's tax consequences. It also amends how excess tax benefits and a Company's payments to cover the tax bills for the shares' recipients should be classified. The amendments allow companies to estimate the number of stock awards they expect to vest, and they revised the withholding requirements for classifying stock awards as equity. Previously, tax withheld was permitted only at the minimum statutory tax rates, which is being amended to permit higher tax withholding as long as it does not exceed the maximum statutory tax rate for an employee in the applicable jurisdictions. This new standard will be effective for public companies with fiscal years beginning after December 15, 2016 which will be Nathan’s first quarter ending (June 2017) of our fiscal year ending in March 2018. However, early application is permitted. Nathan’s will early adopt effective its first fiscal quarter ending June 26, 2016 and is currently completing its evaluation of the effects of this new accounting standard on its financial position and results of operations. Pursuant to the standard, Nathan’s should recognize all excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”), including tax benefits of dividends on share-based payment awards, as income tax expense or benefit in the income statement. These items shall not be factored into the projected annual income tax rate, but will be treated as discrete items when they occur. Accordingly, this new treatment will add additional volatility to the Company’s effective tax rate.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014, respectively:

	Net Income			Shares			Net income per share
	2016	2015	2014	2016	2015	2014	2016	2015	2014

Basic EPS
Basic calculation	$6,096	$11,703	$8,327	4,430,000	4,486,000	4,450,000	$1.38	$2.61	$1.87
Effect of dilutive employee stock options	-	-	-	33,000	102,000	155,000	(.01)	(.06)	(.06)

Diluted EPS
Diluted calculation	$6,096	$11,703	$8,327	4,463,000	4,588,000	4,605,000	$1.37	$2.55	$1.81

No options to purchase shares of common stock for the years ended March 27, 2016, March 29, 2015 and March 30, 2014 were excluded from the computation of diluted earnings per share.

NOTE D – MARKETABLE SECURITIES

At March 27, 2016, we did not have any marketable securities.

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

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains included in the determination of net income are as follows:

	March 27, 2016	March 29, 2015	March 30, 2014
Available-for-sale securities:
Proceeds	$10,868	$8,020	$2,890
Gross realized gains	$26	$-	$-

As a result of the sale of all of the marketable securities, all prior unrealized gains have been realized and are included in net income and reclassified in determining other comprehensive income for the year ended March 27, 2016. The reclassification of unrealized gains for the year ended March 27, 2016 was $47, which was net of taxes of $25.

The change in net unrealized losses on available-for-sale securities for the fiscal years ended March 29, 2015 and March 30, 2014, of $(102) and $(180), respectively, which is net of deferred income taxes, has been included as a component of comprehensive income. Accumulated other comprehensive income is comprised entirely of the net unrealized gains on available-for-sale securities as of March 29, 2015 and March 30, 2014.

NOTE E - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 27, 2016	March 29, 2015

Branded product sales	$5,689	$6,317
Franchise and license royalties	2,592	2,570
Other	911	1,055
	9,192	9,942

Less: allowance for doubtful accounts	471	443

Accounts and other receivables, net	$8,721	$9,499

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

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014 are as follows:

	March 27, 2016	March 29, 2015	March 30, 2014

Beginning balance	$443	$433	$130
Bad debt expense	38	23	21
Uncollectible marketing fund contributions	-	-	320
Accounts written off	(10)	(13)	(38)

Ending balance	$471	$443	$433

NOTE F – PREPAID EXPENSES AND OTHER CURRENT ASSETS

 Prepaid expenses and other current assets consist of the following:

	March 27, 2016	March 29, 2015

Income taxes	$211	$3,525
Insurance	488	497
Other	644	510

	$1,343	$4,532

NOTE G – LONG-TERM INVESTMENT

In September 2012, Nathan’s purchased 351,550 shares of Series A Preferred Stock in a privately-owned corporation for $500. Nathan’s investment currently represents a 2.5% equity ownership in the entity and Nathan’s does not have the ability to exercise significant influence over the investee. The shares have voting rights on the same basis as the common shareholders and have certain dividend rights, if declared. Nathan’s accounts for this investment pursuant to the cost method and recognizes dividends distributed by the investee as income to the extent that dividends are distributed from net accumulated earnings of the investee. There were no dividends declared by the investee during the fifty-two week periods ended March 27, 2016 or March 29, 2015. Each reporting period, management reviews the carrying value of this investment based upon the financial information provided by the investment’s management and considers whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other-than-temporary impairment in value has occurred. We are required to recognize an impairment on the investment if such impairment is considered to be other-than-temporary. We have performed our evaluation of whether indicators of impairment existed, and determined that an other-than-temporary impairment has occurred and recorded impairment charges of $100 and $400 on this investment during the fifty-two week periods ended March 27, 2016 and March 30, 2014, respectively based on the Company's expected inability to recover its remaining investment.

NOTE H - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 27, 2016	March 29, 2015

Land	$1,197	$1,197
Building and improvements	2,029	2,067
Machinery, equipment, furniture and fixtures	5,698	5,594
Leasehold improvements	7,124	6,120
Construction-in-progress	155	1,225
	16,203	16,203
Less: accumulated depreciation and amortization	7,190	6,946

	$9,013	$9,257

NOTE I – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 27, 2016	March 29, 2015
Payroll and other benefits	$2,919	$2,847
Accrued rebates	940	815
Rent and occupancy costs	218	206
Deferred revenue	679	601
Construction costs	183	269
Interest	507	750
Professional fees	101	329
Income taxes	82	17
Dividend payable	375	375
Other	172	203
	$6,176	$6,412

Other liabilities consist of the following:

	March 27, 2016	March 29, 2015
Deferred development fees	$129	$214
Reserve for uncertain tax positions (Note J)	427	555
Deferred rental liability	893	991
Dividend payable	250	625
Other	7	12
	$1,706	$2,397

NOTE J - INCOME TAXES

The income tax provision consists of the following for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014:

	March 27, 2016	March 29, 2015	March 30, 2014
Federal
Current	$3,176	$5,992	$2,664
Deferred	(11)	60	1,421
	3,165	6,052	4,085
State and local
Current	1,135	1,599	918
Deferred	(12)	51	231
	1,123	1,650	1,149
	$4,288	$7,702	$5,234

The total income tax provision for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014 differs from the amounts computed by applying the United States Federal income tax rate of 34%, 35% and 34%, respectively to income before income taxes as a result of the following:

	March 27, 2016	March 29, 2015	March 30, 2014

Computed “expected” tax expense	$3,531	$6,792	$4,611
State and local income taxes, net of Federal income tax benefit	826	1,112	773
Tax-exempt investment earnings	(9)	(63)	(110)
Change in uncertain tax positions, net	(129)	(62)	(22)
Nondeductible meals and entertainment and other	69	(77)	(18)
	$4,288	$7,702	$5,234

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 27,	March 29,
	2016	2015
Deferred tax assets
Accrued expenses	$236	$145
Allowance for doubtful accounts	62	52
Deferred revenue	393	432
Deferred stock compensation	271	223
Excess of straight line over actual rent	379	412
Investment	151	152
Other	119	140
Total gross deferred tax assets	$1,611	$1,556

Deferred tax liabilities
Deductible prepaid expense	263	288
Unrealized gain on marketable securities	-	16
Depreciation expense	1,717	1,692
Amortization	344	311
Total gross deferred tax liabilities	2,324	2,307
Net deferred tax (liability)	$(713)	(751)

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014.

	March 27, 2016	March 29, 2015	March 30, 2014

Unrecognized tax benefits, beginning of year	$266	$283	$296
Decreases of tax positions taken in prior years	(98)	(64)	(34)
Increases based on tax positions taken in current year	43	47	21
Settlements of tax positions taken in prior years	(3)	-	-
Unrecognized tax benefits, end of year	$208	$266	$283

The amount of unrecognized tax benefits at March 27, 2016, March 29, 2015 and March 30, 2014 were $208, $266 and $283, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 27, 2016 and March 29, 2015, the Company had $200 and $289, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014 Nathan’s recognized interest and penalties in the amounts of $34, $44 and $43, respectively. The Company believes that it is reasonably possible that decreases in unrecognized tax benefits of up to $31 may be recorded within the next year.

In May 2014, Nathan’s received notification from the Internal Revenue Service that it is seeking to review its tax return for the year ended March 31, 2013. Subsequent to March 27, 2016, we received confirmation that the review was concluded without adjustment.

In June 2015, Nathan’s received notification from the New York State Department of Taxation and Finance that it will review Nathan’s tax returns for the period April 1, 2011 through March 31, 2014. Fieldwork has been completed and we are awaiting the final conclusion of the New York State review.

The earliest tax years’ that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2013
New York State	2012
New York City	2013

NOTE K – LONG-TERM DEBT

Long-term debt consists of the following:

	March 27, 2016	March 29, 2015

10.000% Senior Secured Notes due 2020	$135,000	$135,000
Less: current maturities of long-term debt	-	-
Less: unamortized debt discounts and issuance costs	(4,734)	(5,860)
	$130,266	$129,140

On March 10, 2015, the Company completed the issuance of $135,000 of 10.000% Senior Secured Notes due 2020 (“the Notes”) in a Rule 144A transaction. The Notes were issued pursuant to an indenture, dated as of March 10, 2015 (the “Indenture”), by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, a national banking association, as trustee and collateral trustee. The Company used the proceeds to pay a special cash dividend of approximately $116,100 (see Note L.1) with the remaining net proceeds for general corporate purposes, including working capital. Debt discounts and issuance costs of approximately $5,926 were incurred which will be amortized into interest expense over the remaining 5-year term of the Notes.

The Notes bear interest at 10.000% per annum, payable semi-annually on March 15th and September 15th with payments of $6,937.5 and $6,750 paid on September 15, 2015 and March 15, 2016, respectively. The Notes have no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

There are no financial maintenance covenants associated with the Notes. As of March 27, 2016, Nathan’s was in compliance with all covenants associated with the Notes.

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

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to shareholders of record as of March 20, 2015 of which approximately $115,100 was paid on March 27, 2015 to the stockholders. The Company also accrued $1,000 for the expected dividends payable on unvested shares pursuant to the terms of the restricted stock agreements. As restricted stock grants, the declared dividend will be paid. We have paid $375 of the accrued dividend and estimate that approximately $375, $125 and $125 will be paid during our fiscal years ending March 26, 2017, March 25, 2018 and March 31, 2019, respectively. The ex-date for the distribution was March 30, 2015 pursuant to NASDAQ regulations for dividend distributions that are greater than 25% of the Company’s market capitalization.

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

On September 13, 2012, the Company amended the 2010 Plan increasing the number of shares available for issuance by 250,000 shares. Shares to be issued under the 2010 Plan may be made available from authorized but unissued stock, common stock held by the Company in its treasury, or common stock purchased by the Company on the open market or otherwise. The number of shares issuable and the grant, purchase or exercise price of outstanding awards are subject to adjustment in the amount that the Company’s Compensation Committee considers appropriate upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. In the event that the Company issues restricted stock awards pursuant to the 2010 Plan, each share of restricted stock would reduce the amount of available shares for issuance by either 3.2 shares for each share of restricted stock granted or 1 share for each share of restricted stock granted. As of March 27, 2016, there were up to 223,698 shares available to be issued for future option grants or up to 190,218 shares of restricted stock that may be granted under the 2010 Plan.

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

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the year ended March 29, 2015 were as follows:

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

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows:

	March 27, 2016	March 29, 2015	March 30, 2014

Stock options	$181	$318	$224
Restricted stock	541	541	497
	$722	$859	$721

The tax benefit on stock-based compensation expense was $298, $350 and $286 for the years ended March 27, 2016, March 29, 2015 and March 30, 2014, respectively. As of March 27, 2016, there was $1,081 of unamortized compensation expense related to stock-based incentive awards. The Company expects to recognize this expense over approximately two years and one month, which represents the weighted average remaining requisite service periods for such awards.

A summary of the status of the Company’s stock options at March 27, 2016, March 29, 2015 and March 30, 2014 and changes during the fiscal years then ended is presented in the tables below:

	2016		2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding – beginning of year	142,964	$24.36	279,500	$15.22	429,500	$13.29

Granted	-	-	50,000	$53.89	-	-

Expired	(3,787)	11.72	-	-	-	-

Exercised	(15,147)	11.72	(235,125)	14.74	(150,000)	9.71

Options outstanding - end of year	124,030	$26.29	94,375	$36.90	279,500	$15.22

Options exercisable - end of year	67,221	$18.44	-	$-	190,750	$14.04

Weighted-average fair value of options granted	-	-	50,000	$11.97	-	-

During the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014, options to purchase 15,147, 235,125 and 150,000 shares were exercised which aggregated proceeds of $89, $880 and $944, respectively, to the Company. The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014 was $486, $13,040 and $6,038, respectively.

The following table summarizes information about outstanding stock options at March 27, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 27, 2016	124,030	$26.29	2.13	$1,952

Options exercisable at March 27, 2016	67,221	$18.44	1.08	$1,586

Exercise prices range from $11.72 to $35.576

Replacement stock options:

March 30, 2015, was the ex-dividend date for the Nathan’s dividend distribution that was paid on March 27, 2015. Pursuant to the mandatory anti-dilution provisions of the option plan, the Company issued replacement options for the unvested stock options that were outstanding as of March 29, 2015. Nathan’s performed its evaluation based on the closing price of its common stock on Friday March 27, 2015 of $73.56 per share, or $48.56 per share excluding the dividend of $25.00 per share. No other terms or conditions of the outstanding options were modified. The anti-dilution provisions of the original awards granted to the 11 optionees were structured to equalize the award’s fair value before and after the modification and as a result there was no resulting incremental fair value after the modification to equalize value.

The following table summarizes information about the replacement stock options outstanding after the conversion, effective March 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 30, 2015	142,964	$24.36	2.87	$3,460

Options exercisable at March 30, 2015	-	$-	-	$-

Exercise prices range from $11.72 to $35.576

Restricted stock:

Transactions with respect to restricted stock for the fiscal year ended March 27, 2016 are as follows:

	Shares	Weighted- Average Grant-date Fair value Per share
Unvested restricted stock at March 29, 2015	40,000	$39.54

Granted	-	-

Vested	(15,000)	$36.13

Unvested restricted stock at March 27, 2016	25,000	$41.59

The aggregate fair value of restricted stock vested during the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014 was $683, $965 and $533, respectively.

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

At March 27, 2016, the Company has reserved 10,825,689 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

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

On September 11, 2015, Nathan’s Board of Directors authorized the commencement of a modified Dutch Auction tender offer to repurchase up to 500,000 shares of its common stock at a price not less than $33.00 nor greater than $36.00 per share. On November 13, 2015, the Pricing Committee authorized the Company to extend the expiration date of the modified Dutch Auction tender offer until 5:00PM EST on December 2, 2015 and increase the price range of the modified Dutch Auction tender offer to a price per share of not less than $41.00 nor greater than $44.00. Based on the final count by American Stock Transfer and Trust Company, the depositary of the tender, 88,672 shares of common stock were tendered and not withdrawn at or below the final purchase price of $44.00 per share. Since the tender offer was not fully subscribed, no proration was required and all shares validly tendered and not withdrawn were accepted for purchase. All of such shares purchased in the tender offer were purchased at the same price of $44.00 per share, for a total cost of $4,056, including fees and expenses related to the modified Dutch Auction tender offer.

Through March 27, 2016, Nathan’s purchased a total of 5,096,757 shares of common stock at a cost of approximately $76,031 pursuant to the various stock repurchase plans previously authorized by the Board of Directors. Of these repurchased shares, 449,070 shares were repurchased at a cost of $19,231 during the year ended March 27, 2016, which includes 88,672 shares of common stock purchased pursuant to the modified Dutch Auction tender offer described above.

On November 9, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 300,000 shares. On February 1, 2016, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 200,000 shares. On March 11, 2016, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 200,000 shares increasing the aggregate authorization under the Sixth Securities Repurchase Program to 1.2 million shares. The Company has repurchased 909,126 shares at a cost of $28,369 under the sixth stock repurchase plan through March 27, 2016. An aggregate of 290,874 shares are available to be purchased. On March 11, 2016, the Company and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “Agreement”) pursuant to which MSI has been authorized on the Company’s behalf to purchase up to 175,000 shares of the Company’s common stock, $.01 par value, commencing on March 21, 2016. The Agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, in order to assist the Company in implementing its stock purchase plans.

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

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2017, based on the original terms, and no non-renewal notice has been given.

Pursuant to the agreement, Mr. Gatoff will receive a base salary, currently $500 effective June 1, 2016, and an annual bonus based on his performance measured against the Company’s financial, strategic and operating objectives as determined by the Compensation Committee. The Gatoff Employment Agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company. On June 4, 2013, Mr. Gatoff received a grant of 25,000 shares of restricted stock at a fair value of $49.80 per share representing the closing price on the date of grant, subject to vesting as provided in a Restricted Stock Agreement between Mr. Gatoff and the Company. The compensation expense related to this restricted stock award is expected to be $1,245 and will be recognized, commencing of the grant date, over the next five years.

On June 10, 2015, the Company and Wayne Norbitz entered into a Transition Agreement (the “Transition Agreement”) relating to the retirement of Mr. Norbitz as President and Chief Operating Officer of the Company. Under the Transition Agreement, Mr. Norbitz continued to serve as President and Chief Operating Officer of the Company through August 7, 2015 at which time he became a Consultant to the Company pursuant to the terms of a one year Consulting Agreement between him and the Company (the “Consulting Agreement”). The Consulting Agreement provides that Mr. Norbitz will receive a consulting fee of $16.3 per month. The Transition Agreement further provides that Mr. Norbitz will receive a severance payment of $289 and under the terms of the Transition Agreement, the Company purchased from Mr. Norbitz 56,933 shares of the Company’s common stock, $.01 par value (the “Common Stock”) at a purchase price of $40.28 which was the closing price of the Common Stock as reported on the Nasdaq Global Market on June 10, 2015.

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

    6.        Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014 were $35, $30 and $34, respectively.

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The Company has no plans or intentions to stop participating in the plan as of March 27, 2016 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Contributions to the Union Plan were $8, $10 and $10 for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014, respectively.

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

As of March 27, 2016, the Company had non-cancelable operating lease commitments, net of certain sublease rental income, as follows:

	Lease commitments	Sublease income	Net lease commitments

2017	$1,618	$303	$1,315
2018	1,645	327	1,318
2019	1,654	330	1,324
2020	1,545	332	1,213
2021	1,063	309	754
Thereafter	6,906	1,128	5,778

	$14,431	$2,729	$11,702

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,628, $1,617 and $1,391 for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014, respectively. Sublease rental income was $270, $267 and $265 for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014, respectively.

Contingent rental payments on building leases are typically made based on the percentage of gross sales of the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense, which is inclusive of common area maintenance charges, was approximately $517, $489 and $454 for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014, respectively.

At March 27, 2016, the Company leases one site which it in turn subleases to a franchisee, which expires in April 2027 exclusive of renewal options. The Company remains liable for all lease costs when property is subleased to a franchisee.

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

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Guaranty”) in connection with its re-franchising of a restaurant located in West Nyack, New York. The Guaranty extended through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs. The Guaranty expired and the Company reversed all previously recorded liabilities in connection with this guaranty. In connection with the Nathan’s Franchise Agreement, Nathan’s also received a personal guaranty from the franchisee for all obligations under the Guaranty. Nathan’s has not been required to make any payments pursuant to the Guaranty.

4.	Hurricane Sandy

On October 29, 2012, Superstorm Sandy struck the Northeastern United States, which forced the closing of all of the Company-owned restaurants. Our flagship Coney Island restaurant incurred significant damage and re-opened on May 20, 2013. Our Company-owned restaurant in Oceanside, New York was closed for approximately two weeks. Our Coney Island Boardwalk restaurant sustained minor damage and re-opened on March 18, 2013. Seventy-eight franchised restaurants, including 18 Branded Menu locations, were also closed for varying periods of time.

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

In April 2014, the Company settled its claim for reimbursable on-going business expenses while the restaurant was closed of approximately $718, net of fees, that was included in accounts and other receivables in the balance sheet as of March 30, 2014.

NOTE N - RELATED PARTY TRANSACTIONS

An accounting firm of which Charles Raich, who serves on Nathan’s Board of Directors, has been the Founding Partner, received ordinary tax preparation and other consulting fees of $181, $160 and $130 for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014, respectively.

A firm to which Mr. Lorber is as an investor (and, prior to January 2012, a consultant), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $19, $24 and $24 for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014, respectively.

NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2016

Total revenues	$30,654	$30,619	$20,564	$19,053
Gross profit (a)	4,785	6,313	3,681	3,254
Income from operations	7,616	8,426	4,435	4,486
Net income	2,310	2,847	432	507

Per share information
Net income per share
Basic (b)	$.50	$.64	$.10	$.12
Diluted (b)	$.50	$.64	$.10	$.12

Shares used in computation of net income per share
Basic (b)	4,584,000	4,432,000	4,408,000	4,297,000
Diluted (b)	4,621,000	4,449,000	4,444,000	4,337,000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2015

Total revenues	$27,585	$28,872	$22,315	$20,340
Gross profit (a)	4,240	4,716	2,594	2,019
Income from operations	6,779	6,447	3,765	2,967
Net income	4,071	3,854	2,241	1,537

Per share information
Net income per share
Basic (b)	$.91	$.86	$.50	$.34
Diluted (b)	$.89	$.84	$.49	$.34

Shares used in computation of net income per share
Basic (b)	4,471,000	4,472,000	4,482,000	4,521,000
Diluted (b)	4,593,000	4,593,000	4,603,000	4,562,000

(a)	Gross profit represents the difference between sales and cost of sales.
(b)

The sum of the quarters may not equal the full year per share amounts included in the accompanying consolidated statements of earnings due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 27, 2016, March 29, 2015 and March 30, 2014

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E

Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of period

Fifty-two weeks ended March 27, 2016

Allowance for doubtful accounts - accounts receivable	$443	$38	$-		$(10	)(b)	$471

Fifty-two weeks ended March 29, 2015

Allowance for doubtful accounts - accounts receivable	$433	$23	$-		$(13	)(b)	$443

Fifty-two weeks ended March 30, 2014

Allowance for doubtful accounts - accounts receivable	$130	$21	$320	(a)	$(38	)(b)	$433

(a)   Uncollectible marketing fund contributions.

(b)   Uncollectible amounts written off.