Form 10-K/A
period 2016-03-27
NATHANS FAMOUS INC
filed 2016-07-25
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 27, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 0-3189

NATHAN’S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State of Incorporation)	(IRS Employer Identification No.)

One Jericho Plaza, Jericho, New York	11753
(Address of principal executive offices)	(Zip Code)

516-338-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 Par Value	Nasdaq Global Market
(Title of Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

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

As of July 20, 2016, there were outstanding 4,172,055 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

On June 10, 2016, Nathan’s Famous, Inc., a Delaware corporation, filed its Annual Report on Form 10-K for the fiscal year ended March 27, 2016 (the “Original Filing”).  Certain Part III information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that a registrant may incorporate by reference certain information from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the Securities and Exchange Commission (or the Commission) no later than 120 days after the end of the registrant’s fiscal year. Alternatively, the registrant may provide this information in an amendment to the Form 10-K, if such amendment is filed with the Commission no later than 120 days after the end of the registrant’s fiscal year. Accordingly, this Amendment No. 1 on Form 10-K/A (this “Amendment”) supplements our Original Filing by amending and restating Part III, Items 10 through 14 of our Original Filing.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing, and no attempt has been made in the Amendment to modify or update other disclosures as presented in our Original Filing.

Throughout this Amendment, unless indicated otherwise, we refer to Nathan’s Famous, Inc. and its subsidiaries as “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company”.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

Our Certificate of Incorporation presently provides for a Board of Directors consisting of not less than three nor more than twenty-seven directors. Directors are elected to a one-year term at each annual meeting of stockholders. Our Board of Directors now consists of eight directors, as set forth below.

Name	Age	Principal Occupation	Director Since
Robert J. Eide(1)(2)(3)	63	Chairman and Chief Executive Officer – Aegis Capital Corp.	1987
Eric Gatoff	47	Chief Executive Officer – Nathan’s	2005
Brian S. Genson(1)(2)(3)	67	President – F1Collectors.com	1999
Barry Leistner(1)(2)	65	President and Chief Executive Officer – Koenig Iron Works, Inc.	1989
Howard M. Lorber	67	President and Chief Executive Officer – Vector Group Ltd., Executive Chairman of the Board - Nathan’s	1987
Wayne Norbitz	68	Former President, Chief Operating Officer - Nathan’s	1989
A. F. Petrocelli(3)	72	President, Chief Executive Officer and Chairman of the Board – United Capital Corp.	1993
Charles Raich(3)	73	Founding Partner (Retired) – Raich Ende Malter & Co., LLP	2004

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

Director Qualifications

Our Board of Directors, acting through our Nominating Committee, is responsible for nominating a slate of director nominees that collectively have the complementary experience, qualifications, and skills and attributes to guide the Company and function effectively as a board. We believe that each of our directors has the necessary professional experience to provide effective oversight of the Company’s business. We also believe each of our directors has other attributes necessary to create an effective board, such as high personal and professional ethics, business and professional experience, integrity and values; practical wisdom and judgment; and a commitment to representing the long-term interests of all our stockholders. In addition to these attributes, in each individual’s biography set forth below, we have highlighted specific experience, qualifications, and skills that we believe qualify each individual to serve as a director of Nathan’s.

Director Biographies

The following is a brief account of our directors’ business experience:

Robert J. Eide has been the Chairman and Chief Executive Officer of Aegis Capital Corp., a registered broker-dealer, since 1984. Mr. Eide served as a director of Vector Group Ltd. and VGR Holding, Inc., from November 1993 until November 2011. Mr. Eide also served as a director of Ladenburg Thalmann Financial Services, Inc., an investment banking and brokerage firm from 2001 until September 2011. The Board determined that Mr. Eide should continue to serve as a director due to his financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director of the Company and other publicly-traded corporations.

Eric Gatoff has been our Chief Executive Officer since January 2007. Prior to becoming our Chief Executive Officer, he was Vice President and Corporate Counsel from October 2003. Prior to joining us, Mr. Gatoff was a partner at Grubman, Indursky & Schindler, P.C., a law firm specializing in intellectual property, media and entertainment law. Mr. Gatoff is a member of the New York State Bar Association and holds a B.B.A. in Finance from George Washington University and a J.D. from Fordham University School of Law. The Board determined that Mr. Gatoff should continue to serve as a director due to the knowledge and managerial experience he has attained as serving as our general counsel from 2003 and as our Chief Executive Officer since 2007, as well as his service as a director of the Company.

Brian S. Genson has been President of F1Collectors.com, a company engaged in the motor sport business, since 2006. Mr. Genson has also been president of Pole Position Investments, a company engaged in the motor sport business, since 1989. Mr. Genson serves as a managing director of F1Collectors.com and F1 Action located in Buntingford, England, which is engaged in investing in the motor sport industry. Mr. Genson has been a director of Ladenburg Thalmann Financial Services, Inc., an investment banking and brokerage firm, since 2004. Mr. Genson was also responsible for introducing Ben and Jerry’s Ice Cream Company to the Japanese market. Mr. Genson previously served as a director of Nathan’s from 1987 to 1989. The Board determined that Mr. Genson should continue to serve as a director due to his managerial experience and the knowledge and experience he has attained through his service as a director of the Company and other publicly-traded corporations.

Barry Leistner has been President and Chief Executive Officer of Koenig Iron Works, Inc., a company engaged in the fabrication and erection of structural steel, since 1979. Mr. Leistner is also engaged in general construction and real estate development in New York. The Board determined that Mr. Leistner should continue to serve as a director due to his managerial experience, his experience in real estate development and construction, which is relevant to the Company’s restaurant operations, and the knowledge and experience he has attained through his service as a director of the Company.

Howard M. Lorber has been our Executive Chairman of the Board since January 2007 and a director since 1987. Mr. Lorber previously served as our Chairman of the Board from 1990 through December 2006 and as our Chief Executive Officer from 1993 until December 2006. Mr. Lorber has been President and Chief Executive Officer of Vector Group Ltd., a holding company, since January 2006 and a director since January 2001 and was President and Chief Operating Officer from January 2001 to December 2005. Mr. Lorber has been Vice Chairman of the Board of Ladenburg Thalmann Financial Services, Inc., an investment banking and brokerage firm, since July 2006 and was Chairman from May 2001 to July 2006, a director of Morgans Hotel Group, a hotel company since March 2015 and Chairman of such entity since May 2015. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley Corporation, where he also served as a director. Mr. Lorber has served as a director of United Capital Corp., a company engaged in the ownership and management of real estate and the manufacture and sale of engineered products, since May 1991, which ceased to be a public reporting company in 2011. He is also a trustee of Long Island University. The Board determined that Mr. Lorber should continue to serve as a director due to the knowledge and managerial experience he has attained serving as our Chief Executive Officer from 1993 through 2006 and as Executive Chairman since 2007, which brings historic knowledge and continuity to the Board, as well as the experience he has attained through his service as a officer and director of other publicly-traded corporations.

Wayne Norbitz is currently a consultant to the Company.  Mr. Norbitz was an employee of the Company from 1975 to August 2015, including our President and Chief Operating Officer from October 1989 to August 2015. He previously held the positions of Director of Operations, Vice President of Operations, Senior Vice President of Operations and Executive Vice President. Effective August 7, 2015, Mr. Norbitz  retired and became a consultant to the Company. Prior to joining us, Mr. Norbitz held the position of Director of Operations of Wetson’s Corporation. Mr. Norbitz is also a member of the Board of Directors of the Coney Island Alliance. The Board determined that Mr. Norbitz should continue to serve as a director due to the knowledge and managerial experience he has attained previously serving as one of our executive officers in various capacities since October 1989, which brings historic knowledge and continuity to the Board.

A. F. Petrocelli has been the Chairman of the Board, President and Chief Executive Officer of United Capital Corp., a company engaged in the ownership and management of real estate and the manufacture and sale of engineered products, since 1981, which ceased to be a public reporting company in 2011. He was a director of the Boyar Value Fund, Inc., a public mutual fund, from 1997 to 2007. The Board determined that Mr. Petrocelli should continue to serve as a director due to his managerial experience, his experience in the real estate industry, which is relevant to the Company’s restaurant operations, and the knowledge and experience he has attained through his service as a director of the Company and as a director of other publicly-traded companies.

Charles Raich has been a Retired Founding Partner since December 31, 2014 of Raich Ende Malter & Co., LLP, a registered public accounting firm, which he founded in 1972. Prior to that time, he was Founding Partner from January 2013 and Co-Managing Partner from 2010 to January 2013 and prior thereto for more than the past five years, Mr. Raich was the Managing Partner of Raich Ende Malter & Co., LLP. His early career included positions at both Lybrand, Ross Brothers and Montgomery and Gruntal & Co. Mr. Raich is a graduate of Hofstra University and is a certified public accountant. The Board determined that Mr. Raich should continue to serve as a director due to his financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director of the Company.

Board Leadership

The Executive Chairman of the Board is Howard Lorber. The Chairman and Chief Executive Officer roles are split, and Eric Gatoff serves as Chief Executive Officer. As the former Chief Executive Officer, the Executive Chairman of the Board provides guidance to the Chief Executive Officer with respect to strategic initiatives. The Executive Chairman also approves the agenda for Board meetings and leads the Board in its discussions. The Chief Executive Officer is responsible for implementing the Company’s strategic and operating objectives and day-to-day decision-making related to such implementation. The Board believes that the separation of the offices of Executive Chairman and Chief Executive Officer is appropriate as it allows Mr. Gatoff to focus primarily on his management responsibilities. Unless invited, none of our management directors (consisting of Messrs. Lorber and Gatoff) participates in sessions of non-management directors. Our non-management directors generally meet twice annually in a formal executive session without management. Typically, our non-management directors also have informal meetings without management in conjunction with our regular Audit or Board meetings. In addition, we have designated a Lead Independent Director (A.F. Petrocelli), who is expected to lead sessions of, and facilitate communications among, our non-employee directors.

The Board currently has three standing committees (Audit, Compensation and Nominating) that are chaired and composed entirely of directors who are independent under NASDAQ rules. Given the role and scope of authority of these committees, and that a majority of the Board is composed of independent directors, the Board believes that its leadership structure, with the Executive Chairman of the Board leading Board discussions, and the Lead Independent Director leading non-management executive sessions, is appropriate.

Our Board of Directors is our Company’s ultimate decision-making body except with respect to those matters reserved to the stockholders. Our Board selects our senior management team, which is charged with the conduct of our business. Having selected our senior management team, our Board acts as an advisor and counselor to senior management and oversees its performance.

Code of Ethics

Our Board of Directors has adopted a Financial Officer Code of Ethics applicable to the Company’s Executive Chairman, Chief Executive Officer, Chief Financial Officer and all other members of the Company’s Finance Department. This Code of Ethics is posted on the Company’s website, within a broader Code of Business Conduct and Ethics, at www.nathansfamous.com in the Investor Relations section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, the provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of such provision of our Code of Ethics by posting such information on our website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

Risk Oversight

As part of its oversight functions, the Board of Directors is responsible for oversight of risk management at the Company. Responsibility for oversight of risk management is delegated from the Board to the Audit Committee. Management has provided the Audit Committee with its assessment of the Company’s major risk exposures and the steps management has taken to monitor and control such exposures. The Compensation Committee, as described in the Compensation Discussion and Analysis, separately reviewed the compensation program with respect to incentives for risk-taking by employees.  In addition, the Compensation Committee has adopted the Fiscal 2017 Management Incentive Plan subject to stockholder approval.

Director Independence

The Board of Directors has determined that each of Messrs. Eide, Genson, Leistner, Petrocelli and Raich are independent in accordance with NASDAQ rules. To determine independence, the Board of Directors adopted and applied the categorical standards of independence included in NASDAQ Listing Rule 5605(a)(2), which include a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. The Board considered the Company’s relationship with Raich Ende Malter & Co., LLP, an accounting firm that provides tax services to Nathan’s and of which Charles Raich is a Retired Founding Partner and determined that the relationship is on arms-length terms and is not material to either Nathan’s or Mr. Raich.

Stock Ownership Guidelines

We have established stock ownership guidelines for our directors and executive officers. Under our guidelines, each officer and director is required to retain 33 1/3% of the total number of option shares then-issued upon exercise. In addition, officers and directors are required to retain 33 1/3% of the shares owned on June 1, 2009 (the date that the stock ownership guidelines were adopted), although the Board may determine to waive the requirement that shares be retained under certain circumstances. In connection with the repurchase by the Company of shares held by Mr. Norbitz, the Company waived these requirements.

Board of Directors and Committee Meetings

There were eight meetings of the Board of Directors during the fiscal year ended March 27, 2016. All Directors attended at least 75% of the meetings of the Board of Directors.

Our Board of Directors currently has three standing committees: the Audit Committee (established in accordance with Section 3(a)(58)(A) of the Exchange Act), the Compensation Committee and the Nominating Committee. Each director who served on these committees during fiscal 2016 met the criteria for independence, as that term is defined by the SEC and NASDAQ Listing Rules. We select independent directors as members of these committees with the expectation that they will be free of relationships that might interfere with their exercise of independent judgment.

Audit Committee

For the fiscal year ended March 27, 2016, there were four meetings of the Audit Committee. All of the members of the Audit Committee attended at least 75% of the meetings of the Audit Committee. Our Audit Committee is involved in:

•
discussions with our independent public accountants with respect to the scope and results of our year-end audit, our internal accounting controls and the professional services furnished to us by the independent auditors

•	the review of the adequacy and effectiveness of our internal controls over financial reporting. See “Audit Committee Report.”

In addition, our Audit Committee focuses on the qualitative aspects of our financial reporting to stockholders and on our processes to manage business and financial risk. Our independent registered public accounting firm reports directly and is held accountable to the Audit Committee in connection with the audit of our annual financial statements and related services. Our Audit Committee has sole authority over the appointment, compensation and oversight of the work of the independent registered public accounting firm, and where appropriate, the replacement of the independent registered public accounting firm.

The members of our Audit Committee are Robert Eide (Chairman), Brian Genson and Barry Leistner. A copy of our Audit Committee Charter is available on our website at www.nathansfamous.com.

We currently do not have an “audit committee financial expert.” Nevertheless, the Audit Committee has available to it the financial education and experience of Charles Raich, an independent director under NASDAQ listing standards, to perform the functions of an audit committee financial expert. Mr. Raich has the financial education and experience necessary to qualify as an “audit committee financial expert”; however, Mr. Raich has not served on the Audit Committee because, due to his association with Raich Ende Malter & Co., LLP, an independent public accounting firm which has received fees from Nathan’s in respect of tax services.

Compensation Committee

For the fiscal year ended March 27, 2016, there were two meetings of the Compensation Committee and the Compensation Committee also acted by unanimous written consent. Each of the members of the Compensation Committee attended all of the Compensation Committee meetings. Our Compensation Committee:

•	reviews the performance of our executive officers;

•
reviews compensation programs for our officers and key employees, including cash bonus levels and grants under our stock option and incentive plans as well as the criteria for the Fiscal 2017 Management Incentive Plan. See “Compensation Discussion and Analysis” and “Compensation Committee Report”; and

•	reviews director compensation.

Pursuant to its charter, the Compensation Committee has the ability to delegate its authority to subcommittees, although to date it has not done so.

The members of the Compensation Committee are Robert Eide (Chairman), Brian Genson and Barry Leistner. A copy of our Compensation Committee Charter is available on our website at www.nathansfamous.com.

Nominating Committee

For the fiscal year ended March 27, 2016, there was one meeting of the Nominating Committee. Each of the members of the Nominating Committee attended the meeting. Our Nominating Committee is responsible for:

•	reviewing suggestions of candidates for director made by directors, stockholders and management;

•	making recommendations to the Board regarding the composition of the Board;

•	nominating individual candidates for election to the Board; and

•
considering nominee recommendations made by stockholders provided that the names of such nominees, accompanied by relevant biographical information, are submitted in accordance with the procedures set forth in the Company’s bylaws.

In fulfilling its responsibilities for identifying and evaluating nominees for director, the Nominating Committee takes into account the prior experience of director nominees and its application to their responsibilities as a director of Nathan’s; however, there are no stated minimum qualifications for director nominees.

The Company does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Nominating Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee the Company’s businesses. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our businesses. The Company’s policy is to have at least a majority of directors qualify as “independent” under the listing requirements of NASDAQ.

In the event of a vacancy on the Board, the Nominating Committee intends to identify and evaluate candidates by making requests of Board members and others for recommendations, requesting input from director search firms for identification and evaluation of candidates, meeting from time to time to evaluate biographical information and background material relating to potential candidates and having members of the Nominating Committee and the Board interview selected candidates. Assuming that appropriate biographical and background material is provided for candidates recommended by stockholders on a timely basis, and that any such nomination accompanied by a written consent of the candidate to being named as a nominee and to serve as a director if elected, the Nominating Committee will evaluate director candidates recommended by stockholders by following substantially the same process, and applying substantially the same criteria, as it follows for director candidates submitted by Board members.

Stockholders also have the right to directly nominate director candidates, without any action or recommendation on the part of the Nominating Committee or the Board, by following the procedures set forth in Nathan’s bylaws.

The members of the Nominating Committee are A.F. Petrocelli (Chairman), Brian Genson, Robert Eide and Charles Raich. A copy of our Nominating Committee Charter is available on our website at www.nathansfamous.com.

In addition, our independent directors met informally in conjunction with each regularly scheduled quarterly Board of Directors meeting and also met in a formal executive session twice during our fiscal year ended March 27, 2016.

Director Attendance at Annual Meetings

Our Board of Directors encourages director attendance at our Annual Meetings of Stockholders. All of the Company’s eight directors attended last year’s Annual Meeting.

Policy For Stockholder Communications

Mail can be addressed to directors in care of the Office of the Secretary, Nathan’s Famous, Inc., One Jericho Plaza, Second Floor — Wing A, Jericho, New York 11753. At the direction of the Board of Directors, all mail received will be opened and screened for security purposes. The mail will then be logged in. All mail, other than junk mail or obscene items, will be forwarded. Mail addressed to a particular director will be forwarded or delivered to that director. Mail addressed to “Outside Directors” or “Non Management Directors” will be forwarded or delivered to each of the non-employee directors. Mail addressed to the “Board of Directors” will be forwarded or delivered to the Executive Chairman of the Board.

Executive Officers of the Company

Our current executive officers are:

Name	Age	Position with the Company
Eric Gatoff	47	Chief Executive Officer
Ronald G. DeVos	61	Vice President Finance, Chief Financial Officer and Secretary
Howard M. Lorber	67	Executive Chairman of the Board
Scott Harvey	54	Executive Vice President
Leigh Platte	57	Vice President, Food Service
Donald P. Schedler*	63	Vice President Development, Architecture and Construction
Randy K. Watts*	60	Vice President Franchise Operations

*	Not an NEO.

Ronald G. DeVos has been our Vice President Finance and Chief Financial Officer since January 1995 and our Secretary since April 1995. Prior to January 1995, he was Controller of a large Wendy’s franchisee, from June 1993 to December 1994. Mr. DeVos was Vice President Controller of Paragon Steakhouse Restaurants, Inc., a wholly-owned subsidiary of Kyotaru Company Ltd., from May 1989 to October 1992, and Controller of Paragon Restaurant Group, Inc., and its predecessors, from October 1984 to May 1989. Mr. DeVos is a Vice President and member of the Board of the Long Island Chapter of the Financial Executives International since 2010. Mr. DeVos was the 2011 recipient of the Milton Zipper Financial Executive of the Year and was honored as a 2013 CFO of the year by the Long Island Business News. Mr. DeVos holds an M.B.A. from St. John’s University and a B.A. from Queens College.

Scott Harvey has been our Executive Vice President since July 13, 2015. Mr. Harvey was previously employed by Einstein Noah Restaurant Group, Inc., the largest operator of bagel bakeries in the United States. During his tenure from 1995 to June 2015 Mr. Harvey held many different Senior leadership positions to include, Vice President of Manufacturing, Senior Vice President Supply Chain, Senior Vice President Operations-Eastern Region and Senior Vice President National Operations for all company, License and Franchise operations for Einstein Brothers Bagels, Noah’s New York Bagels, and Manhattan Bagels. Mr. Harvey holds a B.S. degree in Hotel & Restaurant Management from Johnson & Wales University.

Leigh Platte has been our Vice President, Food Service since June 2014. Prior to June 2014, Mr. Platte was previously employed by ConAgra Foods. During his tenure at ConAgra Foods from 1999 to 2014, he held different management positions to include Director of Marketing, Hebrew National Marketing, Vice President Sales and Marketing for Hebrew National Foodservice and Director Sales for the Emerging Chain Group, which included the broader ConAgra Foods product portfolio. His responsibilities comprised retail and foodservice businesses and included national accounts, distributors, alliances, sports and entertainment sponsorship properties and the customer service group. Mr. Platte holds a B.S. degree in Business Management and Marketing from Ithaca College.

Donald P. Schedler has been our Vice President-Development, Architecture and Construction since January 2005. Mr. Schedler initially joined us in March 1989 as Director of Architecture and Construction and was made Vice President Architecture and Construction in February 1991 before being promoted to his current position. Prior to March 1989, he was a Director of Construction for The Riese Organization, restaurateurs, from January 1988 to February 1989 and an Associate and Project Architect with Frank Guillot Architects, Ltd. from June 1985 to January 1988. Mr. Schedler is a registered architect in the states of Vermont and New York, and holds a B.A. degree in economics from Susquehanna University and a M.A. degree in architecture from Syracuse University.

Randy K. Watts has been our Vice President of Franchise Operations since June 2004. Mr. Watts initially joined us as a District Manager in May of 1993, was promoted to Director of Franchise Operations in September of 1997, and was made Senior Director of Franchise Operations in January of 2000 before being promoted to his current position. Prior to 1993, Mr. Watts was Regional Food Service Manager for McCrory Stores, where he worked from 1975 – 1993.

For the biographies of Messrs. Gatoff and Lorber, please see “— Director Biographies” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and NASDAQ. These officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and NASDAQ.

Based solely on our review of the copies of the forms we have received, we believe that all our officers, directors and greater than ten percent beneficial owners complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2016.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

In considering our executive compensation policies and practices, we seek to balance our interest in limiting operating expenses and minimizing stockholder dilution with our interest in using compensation to attract, retain and motivate employees. In reconciling these competing concerns, we strive to act in the long-term best interests of the Company and our stockholders. The elements of our executives’ total compensation are base salary, cash incentive awards, stock incentive awards, retirement and other employee benefits and, for certain NEOs, severance protection for certain actual or constructive terminations of employment and other benefits payable upon death or disability.

The Compensation Committee has worked directly with an independent compensation consultant from time to time to assist in certain compensation determinations. The Compensation Committee has in the past retained GK Partners, an independent compensation consulting firm, to advise it with respect to the compensation of certain of its executive officers, most recently, in June 2011. Because the increase in salary for fiscal 2016 was not deemed by the Compensation Committee to be materially different from the prior years’ salary and to the extent that bonuses materially increased from prior years’ bonuses, it was due to the Company’s improved results and efforts undertaken in connection with the Company’s agreement with John Morrell & Co., the Company did not retain a compensation consultant with respect to fiscal 2016 compensation. The Compensation Committee may continue to retain outside executive compensation consulting firms (which historically have provided no other services to the Company) to provide general compensation expertise.

Advisory Vote on Executive Compensation

We conducted a non-binding advisory vote on executive compensation at our 2014 Annual Meeting of Stockholders, which our stockholders voted should be held every three years. At the 2014 Annual Meeting of Stockholders, 60.7% of the votes cast on the advisory vote on executive compensation proposal were in favor of our NEO compensation as disclosed in the 2014 proxy statement. The Compensation Committee reviewed these final vote results and determined that, given the significant level of support, fundamental changes to our executive compensation policies were not necessary. Despite the affirmative vote, however, the Compensation Committee believes that continual review of our executive compensation programs and their alignment to Company and stock price performance is in the best interests of our stockholders.

Risk Considerations

The Compensation Committee has considered whether our executive compensation program creates risks that are reasonably likely to have a material adverse effect on the Company and concluded that it does not. In reaching its conclusion, the Committee considered the Company’s strategic goals and operational practices and evaluated the design of its compensation programs to assess whether these programs foster a business environment that might drive inappropriate decision-making or behavior. While a significant portion of certain executives’ compensation may be performance-based, historically, the majority of our NEOs’ cash compensation typically consists primarily of base salary, which we believe mitigates inappropriate or excessive risk-taking that could harm stockholder value, though in each of Fiscal 2015 and 2016 the bonus for Mr. Gatoff exceeded his base compensation. To the extent that executives receive equity incentive awards, historically such awards have been long-term awards that were intended to align executives’ interests with those of our stockholders.

Executive Compensation Program Objectives and Overview

The Company’s current executive compensation programs are intended to achieve three fundamental objectives: (1) attract and retain qualified executives; (2) motivate performance to achieve specific short and long-term strategic and operating objectives of Nathan’s; and (3) align executives’ interests with the long-term interests of Nathan’s stockholders.

We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives. The material elements of our executive compensation program consist of:

•	base salary;

•	bonus;

•	equity based compensation (i.e., stock options and restricted stock);

•	retirement benefits (i.e., 401(k));

•	perquisites; and

•	severance and other benefits payable upon certain termination events.

Base salaries, perquisites, retirement benefits and severance and other termination benefits are all primarily intended to attract and retain qualified executives. These are the elements of our current executive compensation program where the value of the benefit in any given year is not dependent on performance (although base salary amounts and benefits determined by reference to base salary may increase from year to year depending on cost-of-living or performance, among other things). We believe that in order to attract and retain top-caliber executives, we need to provide executives with predictable benefit amounts that reward their continued service. Some of the elements, such as base salaries and perquisites, are generally paid out on a short-term or current basis. Retirement or severance benefits are paid out on a longer-term basis upon retirement or other termination of employment. We believe that this mix of long-term and short-term elements allows us to achieve our dual goals of attracting and retaining executives (with the longer-term benefits geared toward retention and the short-term awards focused on recruitment).

Annual bonuses payable to our NEOs are intended to motivate their performance to achieve specific financial, strategic and operating objectives. Each bonus is in an amount determined by the Compensation Committee. We believe the bonuses paid to our NEOs help us to attract and retain executives. Each executive’s annual bonus is paid out on an annual short-term basis and is designed to reward performance for the applicable fiscal year, taking into consideration historical performance and whether or not the executive has taken steps in that period to achieve Nathan’s’ long-term strategic and operating objectives, including objectives that may not be realized until succeeding fiscal periods.

From time to time we have granted equity-based compensation in order to align our executives’ long-term interests with stockholders’ long-term interests. We believe that the way to increase stockholder value is to increase the trading price of our Common Stock. To the extent that we believe that granting equity interests to our NEOs and other executive officers will align their interests with  those of our stockholders, we may in the future grant equity interests to our executives.

We also believe equity-based compensation awards may help us retain executives, as well as motivate performance to achieve specific strategies and operating objectives. Equity-based compensation is not necessarily awarded each year. Equity-based compensation is earned on a longer-term basis than cash compensation and is designed to reward the achievement of our strategic and operating objectives for the applicable fiscal year, taking into consideration historical performance, and induce the executives to remain in our employ over the vesting period of the award.

The Compensation Committee’s general philosophy is that bonus and equity compensation should be consistent with sound corporate governance principles, as well as competitive compensation practices. The Compensation Committee believes incentive compensation fluctuates with the Company’s success in achieving financial and other goals, and that Nathan’s should continue to use long-term compensation such as periodic grants of stock awards to align stockholder and executives’ interests.

Historically, the Company has not established fixed quantitative goals for any of the objectives or metrics evaluated for the purpose of determining the amount of any bonus or equity-based compensation to be awarded. With respect to the fiscal year ended March 26, 2017, the Compensation Committee has adopted the Fiscal 2017 Management Incentive Plan as a means of incentivizing its NEOs which includes quantitative goals based upon predetermined financial targets. If approved by the stockholders, the compensation awarded under the Fiscal 2017 Management Incentive Plan will qualify as “performance-based” compensation under Section 162(m) of the Internal Revenue Code, as amended.

In addition, the importance of the particular objective or metric to a specific executive’s compensation depends on the responsibilities of an executive’s position. Further, the specific objectives or metrics considered for a particular executive may be afforded greater or lesser weight in any fiscal year, depending on a variety of factors such as the Company’s overall results, the emphasis of any particular component of the Company’s business during a particular fiscal year, the Company’s performance in each area relative to its prior years’ performance, the then-current competitive and economic environment, the implementation of strategic plans whose benefits may not be immediate, any extraordinary event, such as the sale or purchase of a company, brand or line of business, which may impact the Company positively or negatively and taking into account that the Company does not want to incentivize inappropriate or excessive risk taking that could harm stockholder value. As a result, an executive’s success or failure as it relates to any one of the Company’s objectives may determine whether or not that executive is awarded a bonus, as well as the amount of any bonus that is awarded. If, following its evaluation of the foregoing, the Compensation Committee determines that an executive has helped the Company achieve, or make progress toward achieving, one or more of the Company’s objectives, a bonus and/or grant of equity-based compensation may be awarded.

The Committee has not engaged in benchmarking to establish the compensation payable to its executive officers in part because the Company’s business model has evolved to become more entrepreneurial and is no longer that of a traditional restaurant and franchise business. A large portion of the Company’s revenue and operating profit is generated by its Branded Product and retail licensing programs. Consequently, the Compensation Committee does not believe that traditional restaurant and franchise companies are actual peers for the purpose of performing a benchmark analysis and does not currently intend to engage in benchmarking in the future for the purpose of evaluating or establishing the compensation payable to its NEOs.

In fiscal 2007, the Compensation Committee sought the advice of GK Partners regarding the compensation of Eric Gatoff and Howard Lorber, both of whom entered into employment agreements on December 15, 2006, effective January 1, 2007. In June 2011, the Compensation Committee again retained GK Partners. GK Partners evaluated the Company’s compensation program to determine whether the Company adequately links pay to performance and concluded that it does. Subsequently, the Compensation Committee increased Mr. Gatoff’s annual base compensation to $375,000 in June 2014 and to $500,000 in June 2016, based on its view that Mr. Gatoff’s compensation and benefits arrangements were within the range of Chief Executive Officer compensation, benefit and perquisite practices then found in other public companies as well as the overall performance of the Company. On November 1, 2012 the Company amended its employment agreement with Mr. Lorber by extending the term of the employment agreement from December 31, 2012 to December 31, 2017 and increasing the base compensation of Mr. Lorber to $600,000 per annum. In addition, Mr. Lorber received a grant of 50,000 shares of restricted stock subject to vesting. In establishing the increase in the base salary to be paid to Mr. Lorber pursuant to his employment agreement and granting the restricted stock, the Compensation Committee was of the view that Mr. Lorber’s compensation and benefits arrangements, as set forth in his employment agreement, were within the range of executive compensation, benefit and perquisite practices then found in other public companies. The Compensation Committee then evaluated the amount of the short-term components of our executive compensation program for the other NEOs by determining the compensation payable to the other NEOs and other executives relative to that payable to Messrs. Gatoff and Lorber and taking into consideration that the base salary for certain NEOs is established by contract.

Current Executive Compensation Program Elements

We currently have employment agreements in place for two of our NEOs — Eric Gatoff and Howard M. Lorber — each of which is described in further detail below in the context of this section. There are no employment agreements in effect for Ronald G. DeVos, Scott Harvey and Leigh Platte.

Eric Gatoff. On December 15, 2006, the Company entered into an employment agreement with Eric Gatoff pursuant to which Mr. Gatoff was appointed as Chief Executive Officer effective January 1, 2007. Under the terms of the agreement, Mr. Gatoff agreed to serve as Chief Executive Officer effective from January 1, 2007, until December 31, 2008, which period shall extend for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. No such non renewal notice has been delivered to date.

Howard M. Lorber. On December 15, 2006, the Company entered into an employment agreement with Howard M. Lorber (the “Lorber Agreement”) pursuant to which Mr. Lorber was appointed as Executive Chairman of the Board of the Company effective January 1, 2007 through December 31, 2012. The Lorber Agreement superseded Mr. Lorber’s previous employment agreement. On November 1, 2012, the employment agreement with Mr. Lorber was extended to December 31, 2017.

Base Salaries

Salary is one of the main components of cash compensation and fits into our overall compensation objectives by providing a base for attracting and retaining significant contributors to the Company and by establishing a stable level of compensation upon which our executives may rely. Our goal is to pay to our executives a base salary that is sufficient to attract and retain them. The Compensation Committee has determined that structuring the Company’s compensation program to place a significant emphasis on base salaries, which are fixed, mitigates the potential for inappropriate or excessive risk-taking by executive officers.

For the two NEOs with employment agreements, base salaries are determined in accordance with the terms of such agreements, as amended. The base salaries reflected in the employment agreements for Messrs. Gatoff and Lorber were initially established by the Compensation Committee.  The base salaries of Messrs. DeVos, Harvey and Platte are reviewed annually by the Compensation Committee in consultation with our Executive Chairman and our Chief Executive Officer, taking into consideration their role and responsibility within our Company, as well as their respective experience and prior performance. In addition, the base salaries of all of our NEOs are reviewed annually by the Compensation Committee, which may make adjustments for cost-of-living increases and to reward performance.

The base salary that was paid to each NEO in fiscal 2016 is the amount reported for such officer in the designated column of the Summary Compensation Table other than Scott Harvey who commenced employment with us in July 2015.  Mr. Harvey’s annual base salary is $325,000.

Annual Bonuses

In determining the amount of any annual bonus payable to each of our NEOs, the Compensation Committee evaluates such NEO’s performance measured against Nathan’s’ achievement of its financial and operating objectives.

Nathan’s financial objectives include:

•	increasing each of revenues, profits from continuing operations, pre-tax cash flow, net income and earnings per share;

•	managing cash balances; and

•	controlling corporate general and administrative expenses.

There are also operating objectives that are specific to the Company’s individual revenue centers (i.e., Company-owned restaurants, franchising, the Branded Product Program and retail licensing), all of which are designed to increase revenue and profit, as follows:

•	the level of sales at and cash contribution from Company-owned restaurants;

•	the number of new franchised and Branded Menu locations;

•	the amount of franchise fees and royalties earned from franchised and Branded Menu locations;

•	the level of sales and tonnage of products sold through the Branded Product Program;

•	the number of new Branded Product locations;

•	controlling the cost of goods sold through the Branded Product Program;

•	the amount of license royalties earned through the retail licensing program; and

•	the ability to control revenue-center specific overhead expenses.

Pursuant to Mr. Gatoff’s employment agreement, as amended, the amount of his bonus has historically been established by the Compensation Committee after considering the recommendation of the Executive Chairman of the Board based on Mr. Gatoff’s performance measured against the Company’s financial, strategic and operating objectives, including objectives that may not be realized until future periods, as described above. The Compensation Committee also took into consideration Mr. Gatoff’s efforts related to the Company’s risk management. For fiscal 2016, the Compensation Committee also took into consideration Mr. Gatoff’s efforts in connection with the ongoing implementation of the Company’s agreement with John Morrell & Co. as well as the increase in the Company’s EBITDA from fiscal 2015 to fiscal 2016. For fiscal 2017, it is intended that Mr. Gatoff’s bonus will be based on the criteria established in the Nathan’s Famous, Inc. Fiscal 2017 Management Incentive Plan.

Mr. Lorber’s current employment agreement does not provide for a contractually-required bonus. Nevertheless, since Mr. Lorber is eligible for participation in the Company’s executive bonus program, the Compensation Committee may award bonuses to Mr. Lorber from time to time as it deems appropriate.

The payment and amount of any bonus paid to the other NEOs is discretionary and is based on a determination of the Compensation Committee following its evaluation of the NEO’s performance. In making its determination regarding the amount of the bonus payable to Messrs. DeVos, Harvey and Platte, the Compensation Committee considers the recommendations of our Executive Chairman and our Chief Executive Officer, as well as any factors that it deemed to be appropriate. In arriving at the bonuses paid in respect of fiscal 2016, the Compensation Committee took into consideration Nathan’s’ performance in light of current economic conditions. In the case of Mr. DeVos, in arriving at the bonus paid in respect of fiscal 2016, in addition to the Company’s financial objective of managing general and administrative expense, the Compensation Committee considered Mr. DeVos’ efforts related to the post-closing efforts with respect to the Debt Offering, risk management and the implementation and maintenance of internal controls, including those controls required in connection with the Company’s compliance with the Sarbanes-Oxley Act of 2002 (“SOX”). In the case of Mr. Harvey, the Compensation Committee considered his work relating to the revamping of the Company’s franchise operations. In the case of Mr. Platte, the Compensation Committee considered the improved results in the Company’s food service operations.

Equity-Based Compensation

The Compensation Committee has periodically granted equity awards under Nathan’s’ stock incentive and stock option plans. The Compensation Committee does not use constant criteria in the granting of equity compensation. The Compensation Committee makes a subjective determination of the effectiveness of each NEO and the extent of his contributions to our success, taking into consideration each NEO’s responsibilities, his performance during prior years and his expected future contribution to Nathan’s’ performance and, based on that determination, may reward an executive through an award of equity compensation. Grants of equity awards are also designed to link an increase in stockholder value to compensation. Through the use of stock awards, an increase in stock price will result in an increase in value for the grantee, which ties an increase in stockholder value to our executives’ compensation.

Historically, the form of stock awards available for grant was limited to stock options or restricted stock. However, under the 2010 Stock Incentive Plan, employees may receive grants of stock options, restricted stock, or restricted stock units, stock appreciation rights and other stock-based awards. At March 27, 2016, an aggregate of 223,698 shares were available for grants of options or stock appreciation rights or 190,218 shares were available for grants of restricted stock or restricted stock units under the Nathan’s 2010 Stock Incentive Plan. As a result of the Company’s special cash dividend of $25.00 per share (the “Special Dividend”) and in accordance with the terms of the 2010 Stock Incentive Plan, in April 2015, options to purchase an aggregate of 94,375 shares at exercise prices of either $17.75 or $53.89 per share were replaced with options to purchase an aggregate of 142,964 shares at an exercise price of either $11.72 or $35.576 per share. In addition, in the event that option or restricted stock grants under the 2002 Stock Incentive Plan that were outstanding as of July 19, 2010 subsequently expire unexercised, or are otherwise forfeited, Nathan’s may also grant awards under the 2010 Stock Incentive Plan for up to a maximum 100,000 additional options or 31,250 additional shares of restricted stock or restricted stock units. Restricted stock and restricted stock units will be subject to such restrictions as the Board or Compensation Committee may impose. Under the terms of the 2010 Stock Incentive Plan, the term of any stock options may be no more than five years. The term of an option is determined at the time of grant. The purchase price of the shares of Common Stock subject to each option granted is not less than 100% of the fair market value of our Common Stock at the date of grant.

Our 2010 Stock Incentive Plan provides that the Compensation Committee may adjust the number of shares under outstanding awards and for which future awards may be granted in the event of reorganization, stock split, reverse split, stock dividend, cash dividend, exchange or combination of shares, merger or any other change in capitalization. The participants in these plans may include officers, directors and employees of, or consultants to, Nathan’s and its subsidiaries or affiliates. See “Equity Plan Information.”

In reviewing the form of stock compensation granted to any or all eligible participant(s), the Compensation Committee has historically considered a variety of important administrative and technical factors, including, but not limited to: (1) the overall availability of shares under the stock compensation plan; (2) the additional stockholder dilution effects of shares granted under the plan; (3) the number of stock options and restricted shares currently outstanding under the current plans and all previous plans (individually and in the aggregate); (4) the number of options or restricted shares previously vested and/or exercised (individually and in the aggregate); (5) the overall compensation expense and current accounting impact to Nathan’s of any past or future grants; and (6) the applicable Company and employee tax implications of any such grant. The Compensation Committee intends to consider the same administrative and technical factors in determining the form of stock compensation (options, stock appreciation rights, restricted stock or restricted stock units) to be used for future grants.

Retirement Benefits and Deferred Compensation Opportunities

401(k) Savings Plan

We sponsor a retirement plan intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986. Our NEOs participate in this program on the same terms as our other employees. All non union employees over age 21 who have been employed by us for at least one year are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 20% of their total annual salary, but in no event more than the maximum permitted by the Internal Revenue Code ($24,000 in calendar 2016), including $6,000 catch up contributions for employees 50 and over). Company contributions are discretionary. For the plan year ended December 31, 2015, we elected to make matching contributions at the rate of $.25 per dollar contributed by each employee on up to 3% of the employee’s total salary, vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after six years of an employee’s service with us, matching contributions are fully vested. As of March 27, 2016, approximately 50 employees had elected to participate in the plan. For the fiscal year ended March 27, 2016, we contributed approximately $35,000 to the 401(k) plan, of which $1,988 was a matching contribution for Mr. Gatoff, $1,988 was a matching contribution for Mr. DeVos and $1,153 was a matching contribution for Mr. Platte.

Deferred compensation, through both employer and employee contributions to the Nathan’s 401(k) plan, is a tax-advantaged means of providing the NEOs with additional compensation that supplements their base salaries and bonus opportunities.

Perquisites

In addition to base salaries and annual bonus opportunities, Nathan’s provides the NEOs with certain perquisites. We believe that certain perquisites are often a tax-advantaged way to provide the NEOs with additional annual compensation that supplements their base salaries and bonus opportunities. When determining each NEO’s base salary, either by contract or otherwise, we take into consideration the value of each NEO’s perquisites. Perquisites did not constitute a material portion of the compensation paid to our NEOs for fiscal 2016. We provide our NEOs with limited perquisites and personal benefits that we and the Compensation Committee believe are consistent with our executive compensation philosophy and objectives.

The Compensation Committee believes the perquisites provided to our NEOs for fiscal 2016 — which included various insurance coverages and auto and gas allowances, as reported in the “All Other Compensation” column of the Summary Compensation Table below, and are further described in the “All Other Compensation” table following the Summary Compensation Table — are reasonable and consistent with our past practices.

Severance and Other Benefits Upon Termination of Employment

The Company’s policy is to provide certain NEOs with employment agreements with certain payments in the event of the termination of their employment prior to the end of their current employment term due to death, disability or other than “for cause” (as defined in their respective employment agreements). Nathan’s selected such events because they are standard termination triggers in employment contracts. Nathan’s determined that its failure to provide such standard termination provisions would adversely affect its ability to attract and retain those NEOs and achieve its compensation objectives.

Please see the “Potential Payments Upon Termination or Change-in-Control” section below for a description of the potential payments that may be made to the NEOs in connection with their termination of employment on a change in control.

Stock Ownership Guidelines

In June 2009, the Board of Directors adopted a Stock Retention Plan. Pursuant to the Stock Retention Plan, at the time that any officer or director exercises a stock option, he will be required to retain 33 1/3% of the total number of shares underlying options then-issued. In addition, officers and directors are required to retain 33 1/3% of the shares owned on the date of adoption of the Stock Retention Plan. Notwithstanding the terms of the Stock Retention Plan, the Board may determine to waive the requirement that shares be retained under certain circumstances. In connection with the repurchase by the Company of shares held by Mr. Norbitz in June 2016, the Company waived these requirements.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code limits the deductibility by Nathan’s of cash compensation in excess of $1 million paid to the Chief Executive Officer and the four highest compensated executive officers during any taxable year, unless such compensation meets certain requirements. Historically, base compensation and bonuses paid to executive officers was generally within the $1 million Section 162(m) threshold and was, therefore, also deductible by Nathan’s.   With respect to 2016, as a result of the composition of their compensation both Messrs. Lorber and Gatoff exceeded the Section 162(m) threshold for the fiscal year ended March 27, 2016.

Stock incentives granted under Nathan’s’ existing plans are intended to comply with the rules under Section 162(m) for treatment as performance-based compensation. Nathan’s should be allowed to deduct compensation related to options granted under each of its stock incentive plans and the formula portion of the cash bonuses.

The Lorber Agreement has contained an excise tax gross-up provision since 2006, the time that Company first entered into that agreement. The Compensation Committee’s current policy is that executives should be responsible for the taxes payable by them with respect to their compensation. However, the Lorber Agreement has contained an excise tax gross-up provision since 2006, the time the Company first entered into that agreement, and accordingly, the Compensation Committee deemed it appropriate to continue such provision when it approved the amendment to Mr. Lorber’s employment contract. In addition, in unusual circumstances where the Compensation Committee believes that accommodations have to be made to recruit or retain an executive to become or remain employed by the Company, as the case may be, reimbursement for taxes payable may be included in contracts; but even in those circumstances, the “gross ups” will be limited to payments triggered by both a change in control and termination of employment and will be subject to a three-year sunset provision.

Compensation Committee Report

Nathan’s’ Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the non-employee directors named at the end of this report, each of whom is independent as defined by the NASDAQ Listing Rule 5605(a)(2). The Compensation Committee has reviewed and discussed with management the disclosure contained in the Compensation Discussion and Analysis set forth herein. Based upon this review and our discussions, the Nathan’s Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Compensation Committee of
the Board of Directors

Robert J. Eide, Chairman
Brian S. Genson
Barry Leistner

SEC filings sometimes “incorporate information by reference.” This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. However, unless the Company specifically states otherwise in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, this Compensation Committee Report shall not constitute soliciting material, shall not be deemed to be incorporated by reference or otherwise be considered filed under the Securities Act or the Securities Exchange Act, irrespective of any general incorporation language in any such filing.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended March 27, 2016, Messrs. Eide, Genson and Leistner served on the Compensation Committee. No member of the Compensation Committee is or has been a former or current officer or employee of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

Compensation of NEOs

The Summary Compensation Table should be read in connection with the tables and narrative descriptions that follow. The Outstanding Equity Awards at Fiscal 2016 Year-End table and information under the heading “Option Exercises and Stock Vested in Fiscal 2016” provide further information on the NEOs’ potential realizable value and actual value realized with respect to their equity awards.

The discussion of the potential payments due upon a termination of employment or change in control, below, is intended to further explain the potential future payments that are, or may become, payable to our NEOs.

Other than the 401(k) Savings Plan, the Company has not established a plan that provides for payments or other benefits at, following or in connection with the retirement of any employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year1)	Salary (1) ($)	Bonus ($)	Stock Award ($)		Option Award(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Eric Gatoff
Chief Executive	2016	$375,000	$600,000	—		—	—	—	$42,085	$1,017,085
Officer	2015	$371,923	$700,000	—		—	—	—	$42,864	$1,114,787
	2014	$350,000	$400,000	$1,245,000	(3)	—	—	—	$46,098	$2,041,098

Ronald G. DeVos
Vice President –	2016	$200,000	$175,000	—		—	—	—	$40,611	$415,611
Finance and Chief	2015	$200,000	$150,000	—		—	—	—	$38,367	$388,367
Financial Officer	2014	$200,000	$100,000	—		—	—	—	$39,402	$339,402

Howard M. Lorber
Executive	2016	$600,000	—	—		—	—	—	$15,166	$615,166
Chairman of the	2015	$600,000	—	—		—	—	—	$16,152	$616,152
Board	2014	$600,000	—	—		—	—	—	$16,128	$616,128

Scott Harvey
Executive Vice	2016	$231,250	$100,000	—		—	—	—	$104,993	$446,243
President(4)

Leigh Platte
Vice President –	2016	$195,000	$80,000	—		—	—	—	$28,695	$303,695
Food Service(5)	2015	$161,250	$80,000	—		—	—	—	$23,361	$264,611

___________

(1)
Our fiscal year ends on the last Sunday in March, which results in a 52 or 53 week year. The fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014 were on the basis of a 52 week period. Salaries reflect the number of weeks in the reporting period.

(2)
The amounts set forth in this column represent the dollar amount of compensation paid or accrued by each of our NEOs which is not reported in any of the columns of this Summary Compensation Table to the left of this column. Please see the All Other Compensation Table below for a more detailed explanation of the compensation earned by each NEO which comprises the aggregate amounts disclosed in this column.

(3)
On June 4, 2013, the Compensation Committee awarded 25,000 shares of restricted stock to Mr. Gatoff both to recognize Mr. Gatoff’s efforts during fiscal 2013 and prior years and to induce Mr. Gatoff to remain as the Company’s Chief Executive Officer during the restricted stock five-year vesting period. The vesting of the restricted stock is not subject to any performance conditions, but the recipient must be employed by us at the time of vesting in order for the options to vest. The amount shown represents the aggregate grant date fair value of stock options granted during fiscal 2014, determined in accordance with FASB ASC Topic 718. The valuation assumption used in determining such amounts is based on a closing price of $49.80 per share on the date of grant.

(4)	Mr. Harvey joined the Company in July 2015. All other compensation includes $87,982 of moving expenses.

(5)	Mr. Platte joined the Company in June 2014.

The Company did not grant any stock options or restricted stock to NEOs during fiscal year 2016. Accordingly this report does not include the Grants of Plan-Based Awards table.

All Other Compensation Table

Name	Company Matched 401(k) Contributions ($)(1)	Insurance Premiums ($)(2)	Mobile Telephone Payments ($)	Auto Allowance/Expense Reimbursement ($)	Total All Other Compensation ($)
Eric Gatoff	$1,988	$19,476	$2,900	$17,721	$42,085
Ronald G. DeVos	$1,988	$21,117	$1,156	$16,350	$40,611
Howard M. Lorber	$0	$1,416	$0	$13,750	$15,166
Scott Harvey	$0	$16,819	$1,166	$9,026	$104,943	(3)
Leigh Platte	$1,153	$16,645	$921	$9,975	$28,695

___________

(1)
The amounts set forth in this column represent the dollar amount of Company contributions to each NEO under our 401(k) Plan in fiscal year 2016. Additional information regarding our 401(k) Plan is set forth in the “Compensation Discussion and Analysis” section of this report.

(2)
The amounts in this column represent Company contributions for premiums for group life, medical, dental, and long-term disability insurance for each of the NEOs during fiscal year 2016. Also includes health care deductibles paid on behalf of NEOs.

(3)	Includes $87,982 of moving expenses.

OUTSTANDING EQUITY AWARDS AT FISCAL 2016 YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have not Vested ($)
Eric Gatoff	18,936	(2)(3)	--	$11.72	06/05/2016	15,000	$630,450	(4)	--	--
Chief Executive Officer

Ronald G. DeVos	4,734	(2)(3))	--	$11.72	06/05/2016	--	--		--	--
Vice President - Finance and Chief Financial Officer

Howard M. Lorber	9,468	(2)(3)	--	$11.72	06/05/2016	10,000	$420,300	(4)	--	--
Executive Chairman of the Board

Scott Harvey	0		--	--	--	--	--		--	--
Executive Vice President

Leigh Platte,	0		--	--	--	--	--		--	--
Vice President, Food Service

___________

(1)	The expiration date of all option awards is five years from the date of their respective grants.

(2)
The options vest in four equal annual installments beginning on June 6, 2012. Granted pursuant to our 2010 Stock Incentive Plan. The vesting of the options is not subject to any performance conditions, but the recipients must be employed by us at the time of vesting in order for the options to vest.

(3)
On April 2, 2015 as a result of the Special Dividend, in accordance with the terms of the 2010 Incentive Stock Plan, the options held by Mr. Gatoff were replaced with options to purchase 18,936 shares at an exercise price of $11.72 per share, the options held by Mr. DeVos were replaced with options to purchase 4,734 shares at an exercise price of $11.72 per share and the options held by Mr. Lorber were replaced with options to purchase 9,468 shares at an exercise price of $11.72 per share.

(4)	Excludes the amount of the Special Dividend which is payable to the holder of the restricted stock upon vesting.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2016

	Options Awarded		Stock Awarded
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Eric Gatoff Chief Executive Officer	—	—	5,000	$320,550	(2)

Ronald G. DeVos Vice President – Finance and Chief Financial Officer	—	—	—	—

Howard M. Lorber Executive Chairman of the Board	—	—	10,000	$737,100	(2)

Scott Harvey Executive Vice President	—	—	—	—

Leigh Platte, Vice President Food Service	—	—	—	—

___________

(1)
The amounts set forth in this column represent the aggregate value realized during the fiscal year, which is determined by subtracting the exercise price of the options referenced in the column immediately to the left of this column from the closing price(s) of Nathan’s Common Stock on the date(s) of exercise of each particular option(s) and then multiplying that result by the number of shares received upon exercise(s).

(2)	Includes $125,000 and $250,000 which is the amount of the Special Dividend payable upon vesting of the restricted stock held by Messrs. Gatoff and Lorber, respectively.

Nonqualified Deferred Compensation

Neither the Company nor any NEO made any contribution, distribution or withdrawal as relates to the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change-in-Control

Severance Provisions of Employment Agreements and Estimation of Benefits

The employment agreements with each of Messrs. Gatoff and Lorber provide that on the termination of his agreement, the NEO is entitled to certain payments as follows:

Eric Gatoff

•	Termination by the Company without Cause (as defined in the agreement): salary for the remainder of the contract term

•	Termination by the Company for Cause (as defined in the agreement): salary, reimbursable expenses and benefits through the date of termination

•
Death: salary and bonus for balance of contract term with the bonus being equal to the amount of bonus paid or payable for the preceding fiscal year, plus reimbursable expenses and benefits through the end of the term

•	Disability: lump sum equal to his then base salary and bonus with the bonus being equal to the amount of bonus paid or payable for the preceding fiscal year

•
Change-in-control: if agreement is terminated within one year (by the Company without cause or by the executive for any reason), entitled to lump sum cash payment equal to annual salary plus bonus (paid or payable for the most recently-completed fiscal year)

Howard M. Lorber

•
In the event of any termination other than for Cause (as defined in the agreement), Mr. Lorber is entitled to receive, in addition to the other benefits specified below: salary through the date of termination, unused vacation from prior years, annual bonus for the current fiscal year prorated through the date of termination, any bonus previously awarded but not yet paid, any deferred compensation and other benefits that have vested through the date of termination

•
Termination by the Company without Cause or by Mr. Lorber for Good Reason (as defined in the agreement): salary and bonus for the remainder of the contract term, which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination, continued participation in benefit plans and perquisites until the end of the term

•	Termination by the Company for Cause: salary through the date of termination, unused vacation and any bonus previously awarded but not yet paid

•
Death or disability: annual salary and annual bonuses for a three-year period, which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination

•
Due to expiration of the agreement or, if earlier, upon termination (i) by mutual agreement, (ii) by Retirement (as defined in the agreement), or (iii) due to a Change in Control, Mr. Lorber becomes a consultant to the Company for a three-year term, during which he will receive compensation of $200,000 per year

•
Change-in-control: if agreement is terminated within one year (by the Company without Cause or by the executive for any reason other than Cause, retirement, death or disability), entitled to lump sum cash payment equal to the greater of (A) his annual salary and annual bonuses for the remainder of the employment term (including a prorated bonus for any partial fiscal year), which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination, or (B) 2.99 times his annual salary and annual bonus for the fiscal year immediately preceding the fiscal year of termination, as well as a lump sum cash payment equal to the difference between the exercise price of any exercisable options having an exercise price of less than the then current market price of our Common Stock and such then current market price, continued participation in benefit plans and perquisites until the end of the term and a tax gross-up payment to cover any excise tax due

Estimation of Benefits

The following tables were prepared as though each NEO’s employment was terminated on March 27, 2016 (the last business day of fiscal 2016) using the closing price of the Company’s Common Stock as of Friday March 25, 2016 ($42.03) and the respective NEO’s salary then in effect. The amounts under the columns which reflect a Change in Control assume that a change in control occurred on March 27, 2016. However, the executives’ employment was not terminated on March 27, 2016 and a change in control did not occur on that date. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those described if either or both of them occur on any other date or at any other price, or if any assumption is not correct in fact.

Stock options that become vested due to a change in control are valued based on their “spread” (i.e., the difference between the stock’s fair market value and the exercise price). The value of restricted stock is based on the market price of the Company’s Common Stock as of Friday March 25, 2016.

Eric Gatoff
	Termination by Company without Cause or by Named Executive Officer with Good Reason	Death		Termination by Company of Named Executive Officer due to Disability	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance*	$297,115	$897,115		$897,115	$15,865	$990,865
Value of Accelerated Unvested Equity	—	—		—	—	$1,204,400
Benefits Continuation	—	$31,564	**	—	—	—

__________

*	Includes accrued vacation pay of $15,865 as of March 27, 2016.

**	Represents cost of benefits for the nine-month period through the end of the current employment term.

Ronald DeVos
	Termination by Company without Cause or by Named Executive Officer with Good Reason	Death	Termination by Company of Named Executive Officer due to Disability	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance*	$23,077	$23,077	$23,077	$23,077	$23,077
Value of Accelerated Unvested Equity	—	—	—	—	$143,488

__________

*	Consists of accrued vacation pay as of March 27, 2016.

Howard Lorber
	Termination by Company without Cause or by Named Executive Officer with Good Reason		Death		Termination by Company of Named Executive Officer due to Disability		Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance	$1,650,000		$1,800,000		$1,800,000		—	$1,794,000
Value of Accelerated Unvested Equity	—		—		—		—	$707,275
Benefits Continuation	$26,541	*	$45,498	**	$45,498	**	—	$72,039	***
Excise Tax and Gross-Up	$—		—		—		—	$—

__________

*	Represents cost of benefits through the end of the current employment term.

**	Represents cost of benefits for a three-year period.

***	Represents cost of benefits through the end of the current employment term and a three-year consulting period.

Scott Harvey
	Termination by Company without Cause or by Named Executive Officer with Good Reason	Death	Termination by Company of Named Executive Officer due to Disability	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance*	$18,750	$18,750	$18,750	$18,750	$18,750
Value of Accelerated Unvested Equity	—	—	—	—	—
Benefits Continuation	—	—	—	—	—

__________

*	Consists of accrued vacation pay as of March 27, 2016.

Leigh Platte
	Termination by Company without Cause or by Named Executive Officer with Good Reason	Death	Termination by Company of Named Executive Officer due to Disability	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance*	$750	$750	$750	$750	$750
Value of Accelerated Unvested Equity	—	—	—	—	—

__________

*	Consists of accrued vacation pay as of March 27, 2016.

Risk Considerations in our Compensation Programs

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. As discussed above in the Compensation Discussion and Analysis, our Compensation Committee reviewed our policies and practices for executive officers. The Compensation Discussion and Analysis further identifies the features of our executive compensation program that are designed to mitigate the potential for inappropriate or excessive risk-taking by executive officers. Management also provided an assessment to the Compensation Committee regarding our compensation policies and practices for employees other than our executive officers and noted several features of our compensation program for employees that reduce the likelihood of excessive risk-taking: pay is structured to include both fixed (salary) and variable compensation (bonus and equity), with a primary emphasis on fixed compensation; any increases to base salary are typically related to cost-of-living adjustments; only a small number of employees receive bonuses and, with the exception of the Named Executive Officers (excluding the Executive Chairman), such bonuses are generally not a significant component of an employee’s total compensation; long-term incentives are granted as equity that vests over multiple years; and the existence of our corporate-wide ethics and compliance program.

Non-Employee Director Compensation

Directors who are not our employees receive an annual fee of $20,000 and a fee of $1,000 for each Board of Directors or committee meeting attended. In addition, members of committees of the Board of Directors also receive an annual fee of $2,000 for each committee on which they serve. Currently, Mr. Norbitz does not receive compensation for his service as a director as he is compensated through his Consulting Agreement.

2016 DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	(%)	($)	($)	($)	($)	($)
Robert J. Eide	$40,000	—	—	—	—	—	$40,000
Brian S. Genson	$41,000	—	—	—	—	—	$41,000
Barry Leistner	$40,000	—	—	—	—	—	$40,000
A.F. Petrocelli	$30,000	—	—	—	—	—	$30,000
Charles Raich	$30,000	—	—	—	—	—	$30,000
Wayne Norbitz	—	—	—	—	—	—	—

The table below shows the aggregate number of outstanding stock options, both vested and unvested, for each of the non-employee directors as of March 27, 2016.

Name	Outstanding Stock Options
Robert J. Eide	15,149
Brian S. Genson	18,936
Barry Leistner	18,936
A.F. Petrocelli	15,149
Charles Raich	18,936
Wayne Norbitz	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of July 20, 2016, certain information with regard to ownership of our Common Stock by: (i) each beneficial owner of more than 5% of our Common Stock, based on filings made with the SEC and, to the extent received, subsequent completed questionnaires; (ii) each director and executive officer named in the “Summary Compensation Table” and “2016 Director Compensation” table below; and (iii) all of our executive officers and directors as a group.

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class*
NEOs and Directors
Howard M. Lorber	993,574	(3)	23.8%
A. F. Petrocelli	131,584	(4)	3.1%
Robert J. Eide	273,187	(5)	6.5%
Eric Gatoff	73,209	(6)	1.8%
Ronald G. DeVos	14,809		**
Brian S. Genson	33,689	(7)	**
Charles Raich	37,378	(8)	**
Barry Leistner	36,362	(9)	**
Wayne Norbitz	—		—
Scott Harvey	—		—
Leigh Platte	200		**
Directors and executive officers as a group (11 persons)	1,374,740	(10)	32.6%
Principal Stockholder
GAMCO Investors, Inc. et al.(11)	566,620		13.6%

__________

*	Based on 4,172,055 shares issued and outstanding as of July 20, 2016.

**	Less than 1%

(1)
Unless otherwise indicated, the addresses for the executive officers and directors of the Company is: One Jericho Plaza, Jericho, New York 11753. The addresses of the principal stockholder in this table is: GAMCO Investors, Inc., One Corporate Center, Rye, New York 10580.

(2)	Except as otherwise indicated, the beneficial owner has sole voting and investment power.

(3)
Includes 15,878 shares and 250,000 shares owned by Lorber Gamma LP and Lorber Alpha II LP, respectively, as to which Mr. Lorber disclaims beneficial ownership. Excludes 10,000 shares of unvested restricted stock held by Mr. Lorber.

(4)	Includes options exercisable within 60 days to purchase 7,575 shares. Includes 16,000 shares owned by United Capital Corp., as to which shares Mr. Petrocelli shares voting and investment power.

(5)	Includes 250,000 shares owned by Lorber Alpha II LP, for which Mr. Eide is trustee of the beneficial owners of such entity and options exercisable within 60 days to purchase 7,575 shares.

(6)	Excludes 10,000 shares of unvested restricted stock held by Mr. Gatoff.

(7)	Includes options exercisable within 60 days to purchase 7,575 shares.

(8)	Includes options exercisable within 60 days to purchase 7,575 shares.

(9)	Includes options exercisable within 60 days to purchase 7,575 shares.

(10)
Consists of 1,336,667 shares beneficially owned by Messrs. Eide, Genson, Lorber, Petrocelli, Raich, Leistner, DeVos, Schedler, Gatoff, and Randy Watts without duplication of shares as to which beneficial ownership is shared by more than one member of this group (see notes 3 and 5, above), and 37,875 shares subject to stock options exercisable within 60 days.

(11)
Based on Schedule 13D/A Amendment No. 9, jointly filed on April 14, 2015, with the SEC by Gabelli Funds, LLC, GAMCO Asset Management Inc., Gabelli Securities, Inc., Teton Advisors, Inc., GGCP, Inc., GAMCO Investors, Inc. and Mario J. Gabelli.

Equity Plan Information

The following table sets forth information regarding our equity compensation plans as of March 27, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	67,221	$18.44	223,698	*
Equity compensation plans not approved by security holders	—	—	—
Total	67,221	$18.44	223,698	*

The following table sets forth information regarding our equity plans as of March 27, 2016:

Name of Plan	Shares Issuable for Exercisable Options	Average Exercise Prices of Outstanding Options	Shares Available for Grant
2010 Stock Incentive Plan	67,221	$18.44	223,698	*

__________

*
Does not include additional shares that may become issuable under the 2010 Stock Incentive Plan (up to a maximum 100,000 additional options or 31,250 restricted stock or restricted stock units) in the event that option grants under the 2002 Stock Incentive Plan that were outstanding as of July 19, 2010 subsequently expire unexercised, or are otherwise forfeited.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In July 2007, the Board adopted written Related Person Transaction Policies and Procedures, which were revised in July 2009 (as revised, the “Related Person Policy”). The Related Person Policy covers transactions with the Company where the Related Person (a term that includes executive officers, directors, director nominees, holders of 5% or more of the Company’s stock (a “Significant Stockholder”) and immediate family members of the foregoing) had, has or will have a direct or indirect material interest and the amount involved meets or exceeds the minimum threshold for disclosure under relevant SEC rules, which is currently $120,000. Pursuant to the Related Person Policy, all transactions that are subject to the policy must be approved or ratified by our Audit Committee.

The Audit Committee will determine whether the terms of a covered transaction are fair to the Company and no less favorable to the Company than would be generally available absent the relationship with the Related Person, whether there are business reasons for the transaction, whether the transaction impairs the independence of an outside director and whether the transaction is material, among other considerations. Under the Related Person Policy, the Audit Committee has considered and exempted certain transactions from the application of the Related Person Policy, as follows: (1) Interests arising only from the Related Person’s position as a director of another corporation or organization that is a party to the transaction; (2) Interests arising only from the direct or indirect ownership by the Related Person and all other Related Persons in the aggregate of less than a 10% equity interest (other than a general partnership interest) in another entity which is a party to the transaction; (3) Interests arising from both the position and ownership level described in (1) and (2) above; (4) Interests arising solely from the Related Person’s position as an executive officer or employee of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (a) the Related Person and all other Related Persons own in the aggregate less than a 10% equity interest in such entity, (b) the Related Person and his or her immediate family members are not involved in the negotiation of the terms of the transaction with the Company and do not receive any special benefits as a result of the transaction and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual consolidated net sales of the recipient; (5) Interests arising solely from the ownership of a class of the Company’s equity securities if all holders of that class of equity securities receive the same benefit on a pro rata basis; (6) A transaction that involves compensation to an executive officer if the compensation has been approved by the Compensation Committee of the Board or recommended to the Board for approval by the Compensation Committee of the Board and then approved by the Board; (7) A transaction that involves compensation to a director for services as a director of the Company if such compensation will be reported pursuant to Item 402(k) of Regulation S-K; (8) A transaction that is specifically contemplated by provisions of the certificate of incorporation or bylaws of the Company; (9) Interests arising solely from indebtedness of a Significant Stockholder or an immediate family member of a Significant Stockholder to the Company; (10) A transaction where the rates or charges involved in the transaction are determined by competitive bids; (11) A transaction that involves the rendering of services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental authority; or (12) A transaction that involves services as a bank depositary of funds, transfer agent registrar, trustee under a trust indenture, or similar services in accordance with certain SEC rules, including the employment of executive officers on terms approved by the Compensation Committee and the payment of compensation to a director if the compensation is required to be reported under Item 402 of Regulation S-K promulgated by the SEC.

In the event that prior approval is not feasible, the Related Person Policy provides that a transaction may be ratified by the Audit Committee as soon as reasonably practicable following the date of the transaction. On an annual basis, the Audit Committee is required to review all subsequent and previously approved or ratified related-party transactions that remain ongoing to determine whether they should continue.

To identify related-party transactions, each year we require our directors and officers to complete Director and Officer Questionnaires which, among other things, require each of them to identify any transactions with us in which the officer or director or their family members have an interest; we post the Related Person Policy on our website; we will periodically distribute the Related Person Policy to our executive officers, directors and nominees; and we will periodically make internal inquiries regarding Company relationships with known entities that qualify as related parties.

In connection with entering into a Transition Agreement with Mr. Norbitz to address the retirement of Mr. Norbitz, the Company agreed to purchase from Mr. Norbitz 56,933 shares of the Company’s Common Stock at a purchase price of $40.28 per share, which was the closing price of the Company’s Common Stock as reported on the Nasdaq Global Market on June 10, 2015. Mr. Norbitz also entered into a Consulting Agreement in August 2015 pursuant to which he receives a consulting fee of $16,291 per month plus direct expenses for a one year period. During the fiscal year ended March 27, 2016, Mr. Norbitz received $136,857 pursuant to the Consulting Agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table presents fees for professional audit services and other services rendered by Grant Thornton LLP in fiscal 2016 and 2015:

	2016	2015
Audit Fees(1)	$244,000	$429,000
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

__________

(1)
Audit fees represent fees billed and expected for professional services rendered in connection with: (a) audits and reviews of the fiscal 2016 and 2015 Nathan’s Famous, Inc. consolidated financial statements, in accordance with standards of the PCAOB; (b) consultations on accounting matters reflected in the financial statements; and (c) attestation services with respect to securities offerings and SEC filings. The fiscal 2015 amount includes billings by Grant Thornton of approximately $189,000 for fees for professional services rendered on the review of interim financial statements in connection with the issuance of their comfort letter for the Company’s Rule 144A offering of $135,000,000 of 10.000% Senior Secured Notes due 2020 (the “Debt Offering”).

(2)	Grant Thornton did not render, and accordingly did not bill for, any audit-related services in fiscal 2016 or fiscal 2015.

(3)	Grant Thornton did not render, and accordingly did not bill for, any tax compliance, tax advice or tax planning services in fiscal 2016 or fiscal 2015.

(4)	Grant Thornton did not render, and accordingly did not bill for, any other services in fiscal 2016 or fiscal 2015.

Audit Committee Pre-Approval

The Committee has determined not to adopt a blanket pre-approval policy but instead to require that the Committee pre-approve the compensation and terms of service for audit services provided by the independent registered public accounting firm and any changes in terms and compensation resulting from changes in audit scope, company structure or other matters. The Committee has also determined to require pre-approval by the Audit Committee or its Chairman of the compensation and terms of service for any permitted non-audit services provided by the independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nathan’s Famous, Inc.

By:	/s/ Ronald G. DeVos
	Name:	Ronald G. DeVos
	Title:	Vice President - Finance and Chief Financial Officer

Date:  July 25, 2016

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)
3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)
3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)
4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)
4.2	Specimen Rights Certificate. (Incorporated by reference to Exhibit 2 to Form 8-A/A dated December 10, 1999.)
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

21	List of Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Form 10-K filed by the Registrant on June 10, 2016.)
23	Consent of Grant Thornton LLP dated June 10, 2016 (Incorporated by reference to Exhibit 23 to the Form 10-K filed by the Registrant on June 10, 2016.)
31.1	Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a). (Incorporated by reference to Exhibit 31.1 to the Form 10-K filed by the Registrant on June 10, 2016.)
31.2	Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a). (Incorporated by reference to Exhibit 31.2 to the Form 10-K filed by the Registrant on June 10, 2016.)
31.3	*Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.4	*Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1
Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (Incorporated by reference to Exhibit 32.1 to the Form 10-K filed by the Registrant on June 10, 2016.)

32.2
Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (Incorporated by reference to Exhibit 32.2 to the Form 10-K filed by the Registrant on June 10, 2016.)

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