Form 10-Q
period 2016-06-26
NATHANS FAMOUS INC
filed 2016-08-05
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016.

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

At August 5, 2016, an aggregate of 4,172,055 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 26, 2016 and March 27, 2016

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	June 26, 2016	March 27, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,838	$50,228
Accounts and other receivables, net	12,890	8,721
Inventories	790	687
Prepaid expenses and other current assets (Note G)	658	1,343
Total current assets	67,176	60,979

Property and equipment, net of accumulated depreciation of $7,538 and $7,190, respectively	8,943	9,013
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	94	109

	$77,661	$71,549

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$5,758	$4,887
Accrued expenses and other current liabilities (Note H)	9,415	6,176
Deferred franchise fees	87	137
Total current liabilities	15,260	11,200

Long-term debt, net of unamortized debt discounts and issuance costs of $4,423 and $4,734, respectively (Note M)	130,577	130,266
Other liabilities	1,486	1,706
Deferred income taxes	884	713

Total liabilities	148,207	143,885

COMMITMENTS AND CONTINGENCIES (Note N)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,299,428 and 9,274,066 shares issued; and 4,172,055 and 4,177,309 shares outstanding at June 26, 2016 and March 27, 2016, respectively	93	93
Additional paid-in capital	60,462	60,950
Accumulated (deficit)	(53,798)	(57,348)
	6,757	3,695

Treasury stock, at cost, 5,127,373 and 5,096,757 shares at June 26, 2016 and March 27, 2016, respectively	(77,303)	(76,031)
Total stockholders’ (deficit)	(70,546)	(72,336)

	$77,661	$71,549

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 26, 2016 and June 28, 2015

(in thousands, except share and per share amounts)

(Unaudited)

	June 26, 2016	June 28, 2015

REVENUES
Sales	$21,262	$22,891
License royalties	6,824	6,536
Franchise fees and royalties	1,330	1,227
Total revenues	29,416	30,654

COSTS AND EXPENSES
Cost of sales	15,458	18,106
Restaurant operating expenses	938	969
Depreciation and amortization	347	339
General and administrative expenses	3,849	3,624
Total costs and expenses	20,592	23,038

Income from operations	8,824	7,616

Interest expense	(3,676)	(3,709)
Interest income	-	5
Other income, net	22	26

Income before provision for income taxes	5,170	3,938
Provision for income taxes	1,620	1,628
Net income	$3,550	$2,310

PER SHARE INFORMATION
Income per share:
Basic	$.85	$.50
Diluted	$.85	$.50

Weighted average shares used in computing income per share:
Basic	4,166,000	4,584,000
Diluted	4,191,000	4,621,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thirteen weeks ended June 26, 2016 and June 28, 2015

(in thousands)

(Unaudited)

	June 26, 2016	June 28, 2015

Net income	$3,550	$2,310

Other comprehensive loss, net of deferred income taxes:
Unrealized losses on marketable securities	(-)	(5)

Other comprehensive loss	(-)	(5)

Comprehensive income	$3,550	$2,305

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Thirteen weeks ended June 26, 2016

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 27, 2016	9,274,066	$93	$60,950	$(57,348)	5,096,757	$(76,031)	$(72,336)

Shares issued in connection with share-based compensation plans	25,362	-	44				44

Withholding tax on net share settlement of share-based compensation plans			(705)				(705)

Repurchase of common stock					30,616	(1,272)	(1,272)

Share-based compensation			173				173

Net income	-	-	-	3,550	-	-	3,550
Balance, June 26, 2016	9,299,428	$93	$60,462	$(53,798)	5,127,373	$(77,303)	$(70,546)

The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 26, 2016 and June 28, 2015

(in thousands)

(Unaudited)

	June 26, 2016	June 28, 2015
Cash flows from operating activities:
Net income	$3,550	$2,310
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	347	339
Amortization of bond premium	-	68
Amortization of debt discounts and issuance costs	311	297
Share-based compensation expense	173	203
Income tax benefit on stock option exercises	621	-
Provision for doubtful accounts	-	16
Deferred income taxes	171	35
Changes in operating assets and liabilities:
Accounts and other receivables, net	(4,169)	(3,059)
Inventories	(103)	(298)
Prepaid expenses and other current assets	685	3,172
Other assets	15	4
Accounts payable, accrued expenses and other current liabilities	3,614	3,635
Deferred franchise fees	(50)	98
Other liabilities	(220)	(204)

Net cash provided by operating activities	4,945	6,616

Cash flows from investing activities:
Proceeds from sale and maturities of available-for-sale securities	-	3,070
Purchase of property and equipment	(277)	(154)
Purchase of available-for-sale securities	-	(3,887)

Net cash (used in) investing activities	(277)	(971)

Cash flows from financing activities:
Income tax benefit on stock option exercises	-	65
Proceeds from exercise of stock options	44	44
Dividends paid upon vesting of restricted stock	(125)	(125)
Payments of withholding tax on net share settlement of share-based compensation plans	(705)	(59)
Repurchase of treasury stock	(1,272)	(5,360)

Net cash (used in) financing activities	(2,058)	(5,435)

Net increase in cash and cash equivalents	2,610	210

Cash and cash equivalents, beginning of period	50,228	51,393

Cash and cash equivalents, end of period	$52,838	$51,603

Cash paid during the period for:
Interest	$-	$-
Income taxes paid (refunded)	$453	$(1,453)

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2016

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 26, 2016 and June 28, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 27, 2016.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2016. There have been no changes to the Company’s significant accounting policies subsequent to March 27, 2016.

NOTE B – ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (the “FASB”), issued new guidance which addresses how companies account for certain aspects of its share-based payments to employees. The update simplifies the accounting for the tax consequences. It also amends how excess tax benefits and a company’s payments to cover the tax bills for the shares’ recipients should be classified on the statement of cash flows related to share-based payments to employees. The amendments allow companies to estimate the number of stock awards they expect to vest, and they revised the withholding requirements for classifying stock awards as equity. Previously, tax withheld was permitted only at the minimum statutory tax rates, which is being amended to permit higher income tax withholding as long as it does not exceed the maximum statutory tax rate for an employee in the applicable jurisdictions. This new standard will be effective for public companies with fiscal years beginning after December 15, 2016 which will be Nathan’s first quarter ending (June 2017) of our fiscal year ending in March 2018. However, early adoption is permitted.

The Company elected to early adopt this standard in the quarter ended June 26, 2016. The impact of the early adoption resulted in the Company recording a tax benefit of $621,000 within income tax expense for the thirteen weeks ended June 26, 2016 related to the excess tax benefit on stock incentive awards that settled during the quarter. Prior to adoption of this guidance, this amount would have increased additional paid-in capital. These items shall not be factored into the projected annual income tax rate, but will be treated as discrete items when they occur. Accordingly, this new treatment will add additional volatility in the Company’s effective tax rate.

The excess tax benefits for the thirteen weeks ended June 28, 2015 were $65,000 which increased additional paid-in-capital.

The Company accounts for forfeitures as they occur. Under the new guidance, excess tax benefits related to employee share-based payments are classified as operating activities in the statement of cash flows for the thirteen weeks ended June 26, 2016 of $621,000. The Company applied the effect of the guidance to the presentation of excess tax benefits in the statement of cash flows prospectively and no prior periods have been adjusted. The Company did not record any cumulative-effect adjustment to accumulated deficit or net assets as a result of adopting this new accounting standard. The Company also modified its diluted earnings per shares calculation by excluding the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the quarter ended June 26, 2016.

NOTE C – NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording income to virtually all industries financial statements, under U.S. GAAP as amended in March 2016 and April 2016. The FASB issued two updates to the standard clarifying reporting revenue between Principle versus Agent and clarification in determining performance obligations and licenses guidance. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. guidance at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. guidance. Early adoption is prohibited. Public companies were originally expected to apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein, which for Nathan’s would have been its first quarter of fiscal 2018, beginning on March 27, 2017. On May 12, 2015 the FASB issued a second proposed update to the standard clarifying the distinction between revenue from licenses of intellectual property that represent a promise to deliver a good or service over time versus a promise to be satisfied at a point in time. On July 9, 2015, the FASB agreed to delay the standard’s effective date to annual reporting periods beginning after December 15, 2017 which will now be our first quarter (June 2018) of our fiscal year ending March 31, 2019. The Company is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations. The Company does not believe that the standard will impact its recognition of revenue for its Branded Product Program, Company-operated restaurants or its recognition of royalties from its franchised restaurants or retail licenses, which are based on a percentage of sales. The Company is continuing to evaluate the impact the adoption of this standard will have on the recognition of fees received from international development fees from the sales of exclusive territorial rights, initial fees from franchises for new restaurant openings or extended franchise terms.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen-week periods ended June 26, 2016 and June 28, 2015, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2016	2015	2016	2015	2016	2015
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,550	$2,310	4,166	4,584	$0.85	$0.50
Effect of dilutive employee stock options	-	-	25	37	-	-
Diluted EPS
Diluted calculation	$3,550	$2,310	4,191	4,621	$0.85	$0.50

There were no options to purchase shares of common stock for the thirteen week periods ended June 26, 2016 and June 28, 2015 that were excluded from the computation of diluted earnings per share.

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

At June 26, 2016 and March 27, 2016, we did not have any marketable securities that were valued at fair value.

The Company’s long-term debt had a carrying value of $135,000,000 as of June 26, 2016 and a fair value of $145,000,000 as of June 26, 2016. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 26, 2016, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 26,	March 27,
	2016	2016

Branded product sales	$7,839	$5,689
Franchise and license royalties	3,887	2,592
Other	1,629	911
	13,355	9,192

Less: allowance for doubtful accounts	465	471
Accounts and other receivables, net	$12,890	$8,721

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

Changes in the Company’s allowance for doubtful accounts for the thirteen-week period ended June 26, 2016 and the fiscal year ended March 27, 2016 are as follows (in thousands):

	June 26, 2016	March 27, 2016

Beginning balance	$471	$443
Bad debt expense	-	38
Accounts written off	(6)	(10)
Ending balance	$465	$471

NOTE G – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 26,	March 27,
	2016	2016

Income taxes	$-	$211
Insurance	286	488
Other	372	644
	$658	$1,343

NOTE H – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 26,	March 27,
	2016	2016
Payroll and other benefits	$1,490	$2,919
Accrued rebates	1,282	940
Rent and occupancy costs	205	218
Deferred revenue	434	679
Construction costs	230	183
Interest	3,871	507
Professional fees	132	101
Income taxes	1,099	82
Dividend payable	375	375
Other	297	172
	$9,415	$6,176

Other liabilities consist of the following (in thousands):

	June 26,	March 27,
	2016	2016
Deferred development fees	$60	$129
Reserve for uncertain tax positions	423	427
Deferred rental liability	870	893
Dividend payable	125	250
Other	8	7
	$1,486	$1,706

NOTE I – SALES

The Company’s sales for the thirteen weeks ended June 26, 2016 and June 28, 2015 are as follows (in thousands):

	Thirteen weeks ended
	June 26, 2016	June 28, 2015

Branded Products	$16,254	$17,415
Company-operated restaurants	4,843	5,299
Other	165	177
Total sales	$21,262	$22,891

NOTE J – INCOME TAXES

The income tax provisions for the thirteen-week periods ended June 26, 2016 and June 28, 2015 reflect effective tax rates of 31.3% and 41.3%, respectively. Nathan’s effective tax rate was reduced by 12.0% during the fiscal 2017 period as a result of the tax benefit associated with stock compensation guidance from the FASB that was recently adopted by the Company. During the fiscal 2016 period, the Company’s tax rate was negatively affected by 2.0% due to lost interest deductions arising from its investments in municipal securities. The Company’s tax rate was favorably affected by 0.5% and 0.1% during the fiscal 2016 period, due to the settlement of an uncertain tax position and effects of tax-exempt interest income, respectively. For the thirteen week period ended June 26, 2016, excess tax benefits of $621,000 were reflected in the Consolidated Statements of Earnings as a component of the provision for income taxes as a result of the early adoption of guidance addressing how companies account for certain aspects of its share-based payments to employees. Please refer to Note B for more details regarding the adoption.

The amount of unrecognized tax benefits at June 26, 2016 was $201,000, all of which would impact Nathan’s effective tax rate, if recognized. As of June 26, 2016, Nathan’s had $209,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the fiscal year ending March 26, 2017, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $31,000, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 26, 2017 will be in the range of approximately 42.0% to 44.0%, excluding the impact of the excess tax benefit associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

In June 2016 Nathan’s received notification from the Internal Revenue Service that it is seeking to review Nathan’s federal tax return for the period April 1, 2014 through March 31, 2015.

NOTE K – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 26, 2016 and June 28, 2015 was $173,000 and $203,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of June 26, 2016, there was $908,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately one year and ten months, which represents the weighted average remaining requisite service periods for such awards.

There were no new share-based awards granted during the thirteen-week period ended June 26, 2016.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended
	June 26, 2016	June 28, 2015

Stock options	$38	$68
Restricted stock	135	135
Total compensation cost	$173	$203

Stock options outstanding:

During the fiscal year ended March 29, 2015, the Company granted options to purchase 50,000 shares at an exercise price of $53.89 per share, all of which expire five years from the date of grant.

In connection with the Company’s special cash dividend, which was paid on March 27, 2015, to stockholders of record as of March 20, 2015, the Company performed an analysis, pursuant to the anti-dilution provisions of the Company’s 2010 Stock Incentive Plan, and issued 75,745 replacement options at an exercise price of $35.576 for the unvested stock options that were outstanding as of March 29, 2015. Nathan’s performed its evaluation based on the closing price of its common stock on Friday, March 27, 2015 of $73.56 per share, or $48.56 per share excluding the dividend of $25.00 per share. No other terms or conditions of the outstanding options were modified. The anti-dilution provisions of the original award were structured to equalize the award’s fair value before and after the modification.

All such stock options vest ratably over a four-year period commencing August 6, 2015.

Transactions with respect to stock options for the thirteen weeks ended June 26, 2016 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at the beginning of the fiscal year (A)	124,030	$26.29	2.13	$1,952

Granted	-	-	-	-

Expired	-	-	-	-

Exercised	(48,285)	$11.72	-	1,555

Options outstanding at June 26, 2016	75,745	$35.58	3.11	$516

Options exercisable at June 26, 2016	18,936	$35.58	3.11	$129

A-	Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s special dividend.

Restricted stock:

Transactions with respect to restricted stock for the thirteen weeks ended June 26, 2016 are as follows:

	Shares	Weighted- Average Grant-date Fair value Per share
Unvested restricted stock at March 27, 2016	25,000	$41.59

Granted	-	-
Vested	(5,000)	$49.80

Unvested restricted stock at June 26, 2016	20,000	$39.54

NOTE L – STOCKHOLDERS’ EQUITY

1. Dividend

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to stockholders of record as of March 20, 2015 of which approximately $115,100,000 was paid on March 27, 2015 to the stockholders. The Company also accrued $1,000,000 for the expected dividends payable on unvested shares pursuant to the terms of the restricted stock agreements. As unvested restricted stock vests, the declared dividend will be paid. Since the beginning of Fiscal 2016, we have paid $500,000 of the accrued dividend and estimate that an additional $250,000 will also be paid during the remainder of the current fiscal year.

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

At June 26, 2016, the Company has reserved 10,595,655 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

3. Stock Repurchase Programs

During the period from October 2001 through June 26, 2016, Nathan’s purchased a total of 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirteen-week period ended June 26, 2016, we repurchased 30,616 shares of common stock at a cost of $1,272,000.

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

As of June 26, 2016, an aggregate of 260,258 shares can still be purchased under Nathan’s existing stock buy-back program.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

NOTE M – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 26,	March 27,
	2016	2016

10.000% Senior secured notes due 2020	$135,000	$135,000
Less: unamortized debt discounts and issuance costs	(4,423)	(4,734)
	$130,577	$130,266

On March 10, 2015, the Company completed the issuance of $135,000,000 of 10.000% Senior Secured Notes due 2020 (“the Notes”) in a Rule 144A transaction. The Notes were issued pursuant to an indenture, dated March 10, 2015 (the “Indenture”), by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, a national banking association, as trustee and collateral trustee. The Company used the proceeds to pay a special cash dividend of approximately $116,100,000 (see Note L) with the remaining net proceeds for general corporate purposes, including working capital. Debt discounts and issuance costs of approximately $5,985,000 were incurred, which will be amortized into interest expense over the remaining 5-year term of the Notes.

The Notes bear interest at 10.000% per annum, payable semi-annually on March 15th and September 15th. The Notes have no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

There are no financial maintenance covenants associated with the Notes. As of June 26, 2016, Nathan’s was in compliance with all covenants associated with the Notes.

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

The Notes and the guarantees are the Company and the guarantors’ senior secured obligations and will rank:

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

NOTE N – COMMITMENTS AND CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the affects on the supply of cattle), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of our supply agreement for hot dogs with John Morrell & Co., the impact of our debt service and repayment obligations under the Notes; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employee” or the impact of our new union contract; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 27, 2016, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At June 26, 2016, our restaurant system consisted of 261 Nathan’s franchised units, including 103 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 20 states, and 11 foreign countries. At June 28, 2015, our restaurant system consisted of 291 Nathan’s franchised units, including 118 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, and ten foreign countries.

In addition to plans for expansion through our Branded Product Program, licensing and franchising, Nathan’s continues to seek to co-brand within its restaurant system. Nathan’s is also the owner of the Arthur Treacher’s brand. Currently there are also seven locations operating under our Arthur Treacher’s Branded Menu Program agreement.

As described in our Annual Report on Form 10-K for the year ended March 27, 2016, our future results could be materially impacted by many developments including our dependence on John Morrell & Co. as our principal supplier. In addition, our future operating results could be impacted by supply constraints on beef, as a result of the lingering effect of the drought in the Midwest on beef prices. Our future results could also be impacted by increased costs of beef compared to earlier periods.

On March 10, 2015, we consummated a $135,000,000 offering of 10.000% Senior Secured Notes due 2020 (“the Notes”) and paid a dividend of $25.00 per share (or approximately $116,100,000 million in the aggregate). Our future results could also be impacted by our obligations under the Notes. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of $13,500,000 per annum and annual amortization of debt discounts and issuance costs of approximately $1,200,000. The Indenture governing the Notes will impose operating and other restrictions on us. The impact of interest expense on net income has been reflected in our results for the thirteen week periods ended June 26, 2016 and June 28, 2015. Accordingly, as described below we are also including information relating to EBITDA and Adjusted EBITDA in this Form 10-Q quarterly report.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 27, 2016, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). Since March 27, 2016, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

Adoption of New Accounting Pronouncements

Please refer to Note B of the preceding consolidated financial statements for our discussion of the Adoption of New Accounting Pronouncement.

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

The following is a reconciliation of Net income to Adjusted EBITDA (in thousands):

	Thirteen weeks ended
	June 26, 2016	June 28, 2015

Net income	$3,550	$2,310
Interest expense	3,676	3,709
Income taxes	1,620	1,628
Depreciation and amortization	347	339
EBITDA	9,193	7,986

Stock-based compensation	173	203
Amortization of bond premium	-	68
Adjusted EBITDA	$9,366	$8,257

Results of Operations

Thirteen weeks ended June 26, 2016 compared to thirteen weeks ended June 28, 2015

Revenues

Total sales decreased by 7.1% to $21,262,000 for the thirteen weeks ended June 26, 2016 (“fiscal 2017 period”) as compared to $22,891,000 for the thirteen weeks ended June 28, 2015 (“fiscal 2016 period”). Foodservice sales from the Branded Product Program decreased by 6.7% to $16,254,000 for the fiscal 2017 period as compared to sales of $17,415,000 in the fiscal 2016 period. This decrease was primarily attributable to a reduction in our average selling prices of approximately 9.6% as a direct result of our cost basis pricing strategy resulting from a 20.4% decline in our beef costs partly offset by a 2.7% increase in the volume of products sold. Total Company-owned restaurant sales were $4,843,000 during the fiscal 2017 period compared to $5,299,000 during the fiscal 2016 period. Sales at our Company-owned restaurants were unfavorably affected during the quarter due primarily to the amount of rain and unseasonably cool weather during April and May 2016 that hurt our Coney Island locations. Direct retail sales also decreased by $12,000 during the fiscal 2017 period as compared to the fiscal 2016 period.

License royalties were $6,824,000 in the fiscal 2017 period as compared to $6,536,000 in the fiscal 2016 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased 4.4% to $6,362,000 for the 2017 fiscal period as compared to $6,095,000 in the fiscal 2016 period. The increase is substantially attributable to significant volume growth in our consumer packaged hot dog business as a result of the ongoing sales, marketing and promotional strategies tied to lower beef costs. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $21,000 during the fiscal 2017 period as compared to the fiscal 2016 period.

Franchise fees and royalties were $1,330,000 in the fiscal 2017 period as compared to $1,227,000 in the fiscal 2016 period. Total royalties were $1,152,000 in the fiscal 2017 period as compared to $1,186,000 in the fiscal 2016 period. Royalties earned under the Branded Menu program were $262,000 in the fiscal 2017 period as compared to $308,000 in the fiscal 2016 period due principally to the closure of low volume locations by the franchisee, including 26 units within K-Mart. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $890,000 in the fiscal 2017 period as compared to $878,000 in the fiscal 2016 period. Franchise restaurant sales increased to $19,830,000 in the fiscal 2017 period as compared to $19,413,000 in the fiscal 2016 period primarily due to the impact of the new units opened in the previous fiscal year. Comparable domestic franchise sales (consisting of 100 Nathan’s outlets, excluding sales under the Branded Menu Program) were $15,284,000 in the fiscal 2017 period as compared to $15,630,000 in the fiscal 2016 period, a decrease of 2.2%.

At June 26, 2016, 261 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 291 domestic and international franchised or Branded Menu Program franchise outlets at June 28, 2015. Total franchise fee income was $178,000 in the fiscal 2017 period compared to $41,000 in the fiscal 2016 period. Domestic franchise fee income was $54,000 in the fiscal 2017 period compared to $40,000 in the fiscal 2016 period. International franchise fee income was $99,000 in the fiscal 2017 period compared to $1,000 during the fiscal 2016 period primarily due to international fees. We also recognized $25,000 in forfeited fees in the fiscal 2017 period. During the fiscal 2017 period, four new franchised outlets opened and four new Branded Menu Program outlets opened. During the fiscal 2016 period, five new franchised outlets opened and ten new Branded Menu Program outlets opened.

Costs and Expenses

Overall, our cost of sales decreased by 14.6% to $15,458,000 in the fiscal 2017 period as compared to $18,106,000 in the fiscal 2016 period. Our gross profit (representing the difference between sales and cost of sales) was $5,804,000 or 27.3% of sales during the fiscal 2017 period as compared to $4,785,000 or 20.9% of sales during the fiscal 2015 period. The margin improvement was primarily due to the lower cost of beef in the Branded Product Program and in the Company-operated restaurants.

Cost of sales in the Branded Product Program decreased by approximately $2,470,000 during the fiscal 2017 period as compared to the fiscal 2016 period, primarily due to the 20.4% decrease in the average cost per pound of our hot dogs partly offset by higher volume of product sold. During the fiscal 2017 period, we completed our purchase of approximately 662,000 lbs. of hot dogs pursuant to the open purchase commitment, representing approximately 11.3% of volume, which reduced our overall cost of hot dogs by approximately 110 BPS. We did not make any purchases during the fiscal 2016 period pursuant to any purchase commitments. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2017 period was $2,648,000 or 54.7% of restaurant sales, as compared to $2,827,000 or 53.3% of restaurant sales in the fiscal 2016 period due primarily to higher labor costs principally associated with the effects of the New York State minimum wage increase, partly offset by lower food costs at our Company-owned restaurants. Our costs going forward could also be impacted by the multi-year new minimum wage requirements in New York State and any increase in food costs.

Restaurant operating expenses were $938,000 in the fiscal 2017 period as compared to $969,000 in the fiscal 2016 period. The decrease in restaurant operating costs results primarily from the reduction in maintenance and related costs at our restaurants and utilities. Operating costs of the four comparable restaurants decreased by approximately $25,000 from the fiscal 2016 period to the fiscal 2017 period. Despite the recent reduction in our utility costs, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $347,000 in the fiscal 2017 period as compared to $339,000 in the fiscal 2016 period.

General and administrative expenses increased by $225,000 or 6.2% to $3,849,000 in the fiscal 2017 period as compared to $3,624,000 in the fiscal 2016 period. The increase in general and administrative expenses was primarily attributable to our marketing and promotional activities in commemoration of our 100th anniversary.

Other Items

Interest income was $5,000 in the fiscal 2016 period, primarily due to interest income earned on marketable securities.

Other income of $22,000 in the fiscal 2017 period as compared to $26,000 in the fiscal 2016 period relates primarily to a sublease of a franchised restaurant.

Interest expense of $3,676,000 in the fiscal 2017 period represents accrued interest of $3,364,000 on the Notes and amortization of debt discounts and issuance costs of $312,000 during the same period. Interest expense was $3,709,000 in the fiscal 2016 period representing accrued interest of $3,413,000 on the Notes and amortization of debt discounts and issuance costs of $296,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of $13,500,000 per annum and annual amortization of debt discounts and issuance costs of approximately $1,200,000.

Provision for Income Taxes

In the fiscal 2017 period, the income tax provision was $1,620,000 or 31.3% of earnings before income taxes as compared to $1,628,000 or 41.3% of income before income taxes in the fiscal 2016 period. Nathan’s effective tax rate was reduced by 12.0% during the fiscal 2017 period as a result of the tax benefit associated with stock compensation in connection with the accounting guidance that was recently adopted by the Company. During the fiscal 2016 period, the Company’s tax rate was negatively affected by 2.0% due to lost interest deductions arising from its investments in municipal securities. The Company’s tax rate was favorably affected by 0.5% and 0.1% during the fiscal 2016 period, due to the settlement of an uncertain tax position and effects of tax-exempt interest income, respectively. Nathan’s effective tax rates without these adjustments would have been 43.1% for the fiscal 2017 period and 39.9% for the fiscal 2016 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $60,000 during the remainder of fiscal 2017. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 26, 2017 will be in the range of approximately 42.0% to 44.0% excluding the impact of the excess tax benefits associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits.

Off-Balance Sheet Arrangements

Nathan’s did not have any open purchase commitments for hot dogs outstanding as of June 26, 2016. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at June 26, 2016 aggregated $52,838,000, a $2,610,000 increase during the fiscal 2017 period as compared to cash and cash equivalents of $50,228,000 at March 27, 2016. Net working capital increased to $51,916,000 from $49,779,000 at March 27, 2016.

On March 10, 2015, the Company completed an offering of $135,000,000 aggregate principal amount of the Notes. The Company used the net proceeds of the Notes offering to pay a special dividend of $25.00 per share (approximately $116,100,000 in the aggregate) to Company stockholders of record and will use the remaining net proceeds for general corporate purposes, including working capital.

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

As of June 26, 2016, Nathan’s was in compliance with all covenants associated with the Notes.

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

Cash provided by operations of $4,945,000 in the fiscal 2017 period is primarily attributable to net income of $3,550,000 in addition to other non-cash operating items of $1,623,000, and decreased changes in other operating assets and liabilities of $228,000. Non-cash operating items include $621,000 of excess income tax benefits from stock-based compensation arrangements as a result of the early adoption of guidance addressing how companies account for certain aspects of its share-based payments to employees. Accounts and other receivables increased by $4,169,000 due primarily to seasonally higher Branded Product Program sales of $2,150,000, and seasonally higher royalty receivables of $1,295,000, and increased seasonal advances to the Advertising Fund of $822,000. Prepaid expenses and other current assets decreased by $685,000 due principally to the utilization of prepaid marketing, insurance and other expenses during the fiscal 2017 period and $211,000 prepaid income taxes that were applied to this years estimated income tax payments. The increase in accounts payable, accrued expenses and other current liabilities of $3,614,000 is primarily due to increased accrued interest of $3,364,000, accrued income taxes of $1,017,000 partially offset by a reduction in accrued payroll and other benefit of $1,429,000 due primarily to the payment of prior year incentive compensation.

Cash used in investing activities was $277,000 in the fiscal 2017 period in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements.

Cash used in financing activities of $2,058,000 in the fiscal 2017 period relates to the Company’s purchase of 30,616 shares of its common stock at a cost of $1,272,000 during the fiscal 2017 period. The Company paid $705,000 for the payment of withholding tax on the net share settlement exercise of employee stock options. Additionally, we paid dividends of $125,000 relating to the previously declared special cash dividend in connection with the vesting of 5,000 shares of the Company’s restricted stock. Nathan’s also received proceeds from the exercise of employee stock options of $44,000.

During the period from October 2001 through June 26, 2016, Nathan’s purchased a total of 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, to date, we have repurchased 3,236,273 shares at a total cost of approximately $70,145,000, reducing the number of shares then-outstanding by 53.8%.

On February 1, 2016 and March 11, 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 26, 2016, Nathan’s has repurchased 939,742 shares at a cost of $29,641,000 under the sixth stock repurchase plan. At June 26, 2016, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

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

As discussed above, we had cash and cash equivalents at June 26, 2016 aggregating $52,838,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In March 2015, we completed a dividend recapitalization, to return approximately $116,100,000 to our shareholders and we may continue to return capital to our shareholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 26, 2017, we will be required to make interest payments of approximately $13,500,000.

At June 26, 2016, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such properties, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of June 26, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Cash Contractual Obligations
Long term debt (a)	$135,000	$-	$-	$135,000	$-
Employment Agreements	2,371	1,212	759	400	-
Dividends Payable	500	375	125	-	-
Operating Leases	13,988	1,626	3,304	2,418	6,640
Gross Cash Contractual Obligations	151,859	3,213	4,188	137,818	6,640
Sublease Income	2,651	315	659	627	1,050
Net Cash Contractual Obligations	$149,208	$2,898	$3,529	$137,191	$5,590

a)	Represents 10.000% Senior Secured Notes due March 2020.

b)	At June 26, 2016, the Company had commitments of $112,000 for capital improvements at various Company-owned restaurants.

c)

At June 26, 2016, the Company had unrecognized tax benefits of $201,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $31,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices have remained favorable, and as such, our market price for hot dogs is 20.4% lower than during the fiscal 2016 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2017. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We recently concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

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

The Company is further studying the impact on the Company’s operations and is developing strategies and tactics, including pricing and potential operating efficiencies, to minimize the effects of these increases and future increases. We have recently increased certain selling prices to pass on recent cost of sales increases. However, if we are unable to fully offset these and future increases through pricing and operating efficiencies, our margins and profits will be negatively affected. We believe that these increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees that operate in New York State.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in this Form 10-Q and our Form 10-K for our fiscal year ended March 27, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 26, 2016, Nathan’s cash and cash equivalents aggregated $52,838,000. Earnings on this amount of cash and cash equivalents would increase or decrease by approximately $132,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have historically, invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of June 26, 2016, Nathan’s did not have any marketable securities on hand. Nathan’s anticipates investing in marketable securities in the future. Marketable securities are considered at risk with respect to interest rates to determine their current market value. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events.

Borrowings

At June 26, 2016, we had $135,000,000 of Notes outstanding which are due in March 2020. Upon maturity, we anticipate having to refinance a significant portion of the Notes and such refinancing would be based upon the then-prevailing interest rates. Interest expense on these borrowings would increase or decrease by approximately $338,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices have remained favorable, and as such, our market price for hot dogs is 20.4% lower than during the fiscal 2016 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2017. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. We recently concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 26, 2016 would have increased or decreased our cost of sales by approximately $1,350,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended June 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 27, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

   ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	Total Number of Shares Purchased (B)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (C)
March 28, 2016
April 24, 2016	19,972	$41.57	19,972	270,902
April 25, 2016
May 22, 2016	-	-	-	270,902
May 23, 2016
June 26, 2016	10,644	$41.40	10,644	260,258
Total	30,616	$41.51	30,616	260,258

A)	Represents the Company’s fiscal periods during the quarter ended June 26, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 4, 2016, the Company and Wayne Norbitz, a Director of the Company entered into an amendment to the Consulting Agreement between the Company and Mr. Norbitz. Pursuant the amendment, effective as of August 10, 2016 and through August 10, 2017, Mr. Norbitz will receive a consulting fee of $8,145.50 per month plus direct expenses.

Item 6. Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

4.3	Indenture, dated as of March 10, 2015, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated March 10, 2015.)

10.1	*Amendment, dated August 4, 2016, to the Consulting Agreement dated as of June 10, 2015 by and between Nathan's Famous, Inc. and Wayne Norbitz.

10.2	2017 Management Incentive Plan for the fiscal year ending March 26, 2017 (Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 28, 2016).

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 26, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 5, 2016	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

4.3	Indenture, dated as of March 10, 2015, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated March 10, 2015.)

10.1	*Amendment, dated August 4, 2016, to the Consulting Agreement dated as of June 10, 2015, by and between Nathan's Famous, Inc. and Wayne Norbitz.

10.2	2017 Management Incentive Plan for the fiscal year ending March 26, 2017 (Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 28, 2016).

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 26, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

30