Form 10-Q
period 2016-09-25
NATHANS FAMOUS INC
filed 2016-11-04
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016.

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

At November 4, 2016, an aggregate of 4,176,497 shares of the registrant's common stock, par value of $.01, were outstanding.

1

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 25, 2016 and March 27, 2016

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	Sept. 25, 2016	March 27, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,125	$50,228
Accounts and other receivables, net	9,103	8,721
Inventories	507	687
Prepaid expenses and other current assets (Note G)	449	1,343
Total current assets	65,184	60,979

Property and equipment, net of accumulated depreciation of $7,887 and $7,190, respectively	8,923	9,013
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	94	109
Total assets	$75,649	$71,549

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,167	$4,887
Accrued expenses and other current liabilities (Note H)	5,991	6,176
Deferred franchise fees	101	137
Total current liabilities	10,259	11,200

Long-term debt, net of unamortized debt discounts and issuance costs of $4,123 and $4,734, respectively (Note M)	130,877	130,266
Other liabilities	1,639	1,706
Deferred income taxes	740	713

Total liabilities	143,515	143,885

COMMITMENTS AND CONTINGENCIES (Note N)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,299,428 and 9,274,066 shares issued; and 4,172,055 and 4,177,309 shares outstanding at September 25, 2016 and March 27, 2016, respectively	93	93
Additional paid-in capital	60,635	60,950
(Accumulated deficit)	(51,291)	(57,348)
Treasury stock, at cost, 5,127,373 and 5,096,757 shares at September 25, 2016 and March 27, 2016, respectively	(77,303)	(76,031)
Total stockholders’ (deficit)	(67,866)	(72,336)

Total liabilities and stockholders’ (deficit)	$75,649	$71,549

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and twenty-six weeks ended September 25, 2016 and September 27, 2015

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

REVENUES
Sales	$21,891	$23,973	$43,153	$46,864
License royalties	4,788	5,256	11,612	11,792
Franchise fees and royalties	1,334	1,390	2,664	2,617
Total revenues	28,013	30,619	57,429	61,273

COSTS AND EXPENSES
Cost of sales	15,489	17,660	30,947	35,766
Restaurant operating expenses	1,078	1,222	2,016	2,191
Depreciation and amortization	349	333	696	672
General and administrative expenses	3,066	2,978	6,915	6,602
Total costs and expenses	19,982	22,193	40,574	45,231

Income from operations	8,031	8,426	16,855	16,042

Interest expense	(3,663)	(3,709)	(7,339)	(7,418)
Interest income	36	47	36	52
Other income, net	21	25	43	51

Income before provision for income taxes	4,425	4,789	9,595	8,727
Provision for income taxes	1,918	1,942	3,538	3,570
Net income	$2,507	$2,847	$6,057	$5,157

PER SHARE INFORMATION
Income per share:
Basic	$.60	$.64	$1.45	$1.14
Diluted	$.60	$.64	$1.44	$1.14

Weighted average shares used in computing income per share:
Basic	4,172,000	4,432,000	4,169,000	4,508,000
Diluted	4,207,000	4,449,000	4,199,000	4,535,000

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thirteen and twenty-six weeks ended September 25, 2016 and September 27, 2015

(in thousands)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

Net income	$2,507	$2,847	$6,057	$5,157

Other comprehensive loss, net of deferred income taxes:

Less: Reclassification adjustment for gains included in net income	-	42	-	47

Other comprehensive loss	-	(42)	-	(47)

Comprehensive income	$2,507	$2,805	$6,057	$5,110

The accompanying notes are an integral part of these statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Twenty-six weeks ended September 25, 2016

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 27, 2016	9,274,066	$93	$60,950	$(57,348)	5,096,757	$(76,031)	$(72,336)

Shares issued in connection with share-based compensation plans	25,362	-	44				44

Withholding tax on net share settlement of share-based compensation plans			(705)				(705)

Repurchase of common stock					30,616	(1,272)	(1,272)

Share-based compensation			346				346

Net income	-	-	-	6,057	-	-	6,057

Balance, September 25, 2016	9,299,428	$93	$60,635	$(51,291)	5,127,373	$(77,303)	$(67,866)

    The accompanying notes are an integral part of this statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 25, 2016 and September 27, 2015

(in thousands)

(Unaudited)

	September 25, 2016	September 27, 2015
Cash flows from operating activities:
Net income	$6,057		$5,157
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	696		672
Amortization of bond premium	-		64
Gain on sale of marketable equity securities	-		(26)
Amortization of debt discounts and issuance costs	611		593
Share-based compensation expense	346		376
Income tax benefit on stock option exercise	621		-
Provision for doubtful accounts	21		16
Deferred income taxes	27		(33)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(403)		(901)
Inventories	180		37
Prepaid expenses and other current assets	894		4,158
Other assets	15		4
Accounts payable, accrued expenses and other current liabilities	(1,401)		(1,445)
Deferred franchise fees	(36)		31
Other liabilities	(67)		(73)

Net cash provided by operating activities	7,561		8,630

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	-		10,868
Purchase of property and equipment	(606)		(232)
Purchase of available-for-sale securities	-		(3,887)

Net cash (used in) provided by investing activities	(606)		6,749

Cash flows from financing activities:
Debt issuance costs	-		(60)
Income tax benefit on stock option exercises	-		65
Proceeds from exercise of stock options	44		44
Dividends paid upon vesting of restricted stock	(125)		(125)
Payments of withholding tax on net share settlement of share-based compensation plans	(705)		(59)
Repurchase of treasury stock	(1,272)		(7,214)

Net cash (used in) financing activities	(2,058)		(7,349)

Net increase in cash and cash equivalents	4,897		8,030

Cash and cash equivalents, beginning of period	50,228		51,393

Cash and cash equivalents, end of period	$55,125		$59,423

Cash paid (refunded) during the period for:
Interest	$6,750		$6,938
Income taxes paid /(refunded)	$2,099	$	(1,023)

The accompanying notes are an integral part of these statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 25, 2016

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 25, 2016 and September 27, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2016. Except for the adoption discussed in Note B – share based payments to employees, there have been no changes to the Company’s significant accounting policies subsequent to March 27, 2016.

NOTE B – ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (the “FASB”), issued new guidance which addresses how companies account for certain aspects of its share-based payments to employees. The update simplifies the accounting for the tax consequences. It also amends how excess tax benefits and a company’s payments to cover the tax bills for the shares’ recipients should be classified on the statement of cash flows related to share-based payments to employees. The amendments allow companies to estimate the number of stock awards they expect to vest, and the amendments revised the withholding requirements for classifying stock awards as equity. Previously, tax withholding was permitted only at the minimum statutory tax rates, which is being amended to permit higher income tax withholding as long as it does not exceed the maximum statutory tax rate for an employee in the applicable jurisdictions. This new standard will be effective for public companies with fiscal years beginning after December 15, 2016 which will be Nathan’s first quarter ending (June 2017) of our fiscal year ending on March 25, 2018. However, early adoption is permitted.

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

The excess tax benefits for the twenty-six weeks ended September 27, 2015 were $65,000 which increased additional paid-in-capital.

The Company accounts for forfeitures as they occur. Under the new guidance, excess tax benefits related to employee share-based payments are classified as operating activities in the statement of cash flows for the twenty-six weeks ended September 25, 2016 of $621,000. The Company applied the effect of the guidance to the presentation of excess tax benefits in the statement of cash flows prospectively and no prior periods have been adjusted. The Company did not record any cumulative-effect adjustment to accumulated deficit or net assets as a result of adopting this new accounting standard. The Company also modified its diluted earnings per share calculation by excluding the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the thirteen and twenty-six weeks ended September 25, 2016.

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

NOTE D – INCOME PER SHARE

Basic income per common share is calculated by dividing income by the weighted-average number of common shares outstanding and excludes any dilutive effect of stock options. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income per common share results from the assumed exercise of stock options and warrants, as determined using the treasury stock method.

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 25, 2016 and September 27, 2015, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2016	2015	2016	2015	2016	2015
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,507	$2,847	4,172	4,432	$0.60	$0.64
Effect of dilutive employee stock options	-	-	35	17	-	-
Diluted EPS
Diluted calculation	$2,507	$2,847	4,207	4,449	$0.60	$0.64

Twenty-six weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2016	2015	2016	2015	2016	2015
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$6,057	$5,157	4,169	4,508	$1.45	$1.14
Effect of dilutive employee stock options	-	-	30	27	$(0.01)	-
Diluted EPS
Diluted calculation	$6,057	$5,157	4,199	4,535	$1.44	$1.14

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

At September 25, 2016 and March 27, 2016, we did not have any marketable securities that were valued at fair value.

The Company’s long-term debt had a carrying value of $135,000,000 as of September 25, 2016 and a fair value of $148,162,000 as of September 25, 2016. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 25, 2016, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 25,	March 27,
	2016	2016

Branded product sales	$5,775	$5,689
Franchise and license royalties	2,396	2,592
Other	1,419	911
	9,590	9,192

Less: allowance for doubtful accounts	487	471
Accounts and other receivables, net	$9,103	$8,721

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

Changes in the Company’s allowance for doubtful accounts for the twenty-six week period ended September 25, 2016 and the fiscal year ended March 27, 2016 are as follows (in thousands):

	September 25, 2016	March 27, 2016

Beginning balance	$471	$443
Bad debt expense	21	38
Accounts written off	(5)	(10)
Ending balance	$487	$471

NOTE G – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 25,	March 27,
	2016	2016

Income taxes	$-	$211
Insurance	101	488
Other	348	644
	$449	$1,343

NOTE H – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 25,	March 27,
	2016	2016
Payroll and other benefits	$1,624	$2,919
Income taxes	1,424	82
Accrued rebates	1,132	940
Rent and occupancy costs	213	218
Deferred revenue	221	679
Construction costs	100	183
Interest	485	507
Professional fees	58	101
Dividend payable	375	375
Other	359	172
	$5,991	$6,176

Other liabilities consist of the following (in thousands):

	September 25,	March 27,
	2016	2016
Deferred development fees	$211	$129
Reserve for uncertain tax positions	449	427
Deferred rental liability	847	893
Dividend payable	125	250
Other	7	7
	$1,639	$1,706

NOTE I – SALES

The Company’s sales for the thirteen and twenty-six weeks ended September 25, 2016 and September 27, 2015 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

Branded Products	$15,227	$16,180	$31,481	$33,595
Company-operated restaurants	6,615	7,543	11,458	12,842
Other	49	250	214	427
Total sales	$21,891	$23,973	$43,153	$46,864

NOTE J – INCOME TAXES

The income tax provisions for the twenty-six week periods ended September 25, 2016 and September 27, 2015 reflect effective tax rates of 36.9% and 40.9%, respectively. Nathan’s effective tax rate was reduced by 6.4% during the fiscal 2017 period as a result of a discrete tax benefit associated with stock compensation guidance from FASB that was recently adopted by the Company. This favorable tax benefit was partially offset by an estimated unfavorable discrete adjustment of a prior years’ tax position which increased Nathan’s effective tax rate during the fiscal 2017 period by 1.2%. During the fiscal 2016 period, the Company’s tax rate was negatively affected by 1.0% due to lost interest deductions arising from its investments in municipal securities. The Company’s tax rate was favorably affected by 0.2% and 0.1% during the fiscal 2016 period, due to the settlement of an uncertain tax position and effects of tax-exempt interest income, respectively. For the twenty-six week period ended September 25, 2016, excess tax benefits of $621,000 associated with stock compensation were reflected in the Consolidated Statements of Earnings as a component of the provision for income taxes as a result of the early adoption of guidance addressing how companies account for certain aspects of its share-based payments to employees. Please refer to Note B for more details regarding the adoption.

In June 2016, Nathan’s received notification from the Internal Revenue Service that it is seeking to review Nathan’s federal tax return for the period April 1, 2014 through March 31, 2015. The income tax examination is still ongoing. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter. Nathan’s believes its liability for unrecognized tax benefits is adequate.

The amount of unrecognized tax benefits at September 25, 2016 was $223,000, all of which would impact Nathan’s effective tax rate, if recognized. As of September 25, 2016, Nathan’s had $221,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

Nathan’s estimates that its annual effective tax rate for the fiscal year ending March 26, 2017 will be in the range of approximately 42.0% to 44.0%, excluding the impact of the excess tax benefit associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits and related accrued interest and penalties. The final annual effective tax rate is subject to many variables, including the ultimate determination of revenue and income tax provision by state and local tax jurisdiction, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual effective tax rate could differ from our current estimates.

NOTE K – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended September 25, 2016 and September 27, 2015 was $173,000 and $173,000, respectively. Total share-based compensation during the twenty-six week periods ended September 25, 2016 and September 27, 2015 was $346,000 and $376,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of September 25, 2016, there was $735,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately one year and seven months, which represents the weighted average remaining requisite service periods for such awards.

There were no new share-based awards granted during the twenty-six week period ended September 25, 2016.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

Stock options	$38	$38	$76	$106
Restricted stock	135	135	270	270
Total compensation cost	$173	$173	$346	$376

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

All such stock options vest ratably over a four-year period commencing August 6, 2015.

Transactions with respect to stock options for the twenty-six weeks ended September 25, 2016 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at the beginning of the fiscal year (A)	124,030	$26.29	2.13	$1,952

Granted	-	-	-	-

Expired	-	-	-	-

Exercised	(48,285)	$11.72	-	1,555

Options outstanding at September 25, 2016	75,745	$35.58	2.86	$1,196

Options exercisable at September 25, 2016	37,873	$35.58	2.86	$598

A-     Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s special dividend.

Restricted stock:

Transactions with respect to restricted stock for the twenty-six weeks ended September 25, 2016 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 27, 2016	25,000	$41.59

Granted	-	-
Vested	(5,000)	$49.80

Unvested restricted stock at September 25, 2016	20,000	$39.54

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

At September 25, 2016, the Company has reserved 8,743,426 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

3. Stock Repurchase Programs

During the period from October 2001 through September 25, 2016, Nathan’s purchased a total of 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the twenty-six week period ended September 25, 2016, we repurchased 30,616 shares of common stock at a cost of $1,272,000.

On March 11, 2016, the Company and Mutual Securities, Inc. (“MSI”) entered into an agreement pursuant to which MSI was authorized on the Company’s behalf to purchase up to 175,000 shares of the Company’s common stock, commencing March 21, 2016. This Agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, in order to assist the Company in implementing its stock purchase plans and terminated in August 2016.

On September 9, 2016, the Company and MSI entered into an agreement pursuant to which MSI was authorized on the Company’s behalf to purchase up to 100,000 shares of the Company’s common stock, commencing September 19, 2016. This Agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, to assist the Company in implementing its stock purchase plans.

As of September 25, 2016, an aggregate of 260,258 shares can still be purchased under Nathan’s existing stock buy-back program.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

NOTE M – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 25,	March 27,
	2016	2016

10.000% Senior secured notes due 2020	$135,000	$135,000
Less: unamortized debt discounts and issuance costs	(4,123)	(4,734)
	$130,877	$130,266

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

The Notes bear interest at 10.000% per annum, payable semi-annually on March 15th and September 15th. An interest payment of $6,750,000 was paid on September 15, 2016. The Notes have no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

There are no financial maintenance covenants associated with the Notes. As of September 25, 2016, Nathan’s was in compliance with all covenants associated with the Notes.

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

Prior to September 15, 2017, if using the net cash proceeds of certain equity offerings, the Company has the option to redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 110% of the principal amount of the Notes redeemed, plus accrued and unpaid interest and any additional interest.

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

NOTE O – RECLASSIFICATIONS

Prior period amounts on the Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the affects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during Summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of our supply agreement for hot dogs with John Morrell & Co., the impact of our debt service and repayment obligations under the Notes; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employee” or the impact of our new union contract; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 27, 2016, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At September 25, 2016, our restaurant system consisted of 271 Nathan’s franchised units, including 109 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 20 states, and nine foreign countries. At September 27, 2015, our restaurant system consisted of 272 Nathan’s franchised units, including 120 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 27 states, and nine foreign countries.

In addition to plans for expansion through our Branded Product Program, licensing and franchising, Nathan’s continues to seek to co-brand within its restaurant system. Nathan’s is also the owner of the Arthur Treacher’s brand. Currently there are also seven locations operating under our Arthur Treacher’s Branded Menu Program agreement.

As described in our Annual Report on Form 10-K for the year ended March 27, 2016, our future results could be materially impacted by many developments including our dependence on John Morrell & Co. as our principal supplier. In addition, our future operating results could be impacted by supply constraints on beef. Our future results could also be impacted by increased costs of beef compared to earlier periods.

On March 10, 2015, we consummated a $135,000,000 offering of 10.000% Senior Secured Notes due 2020 (“the Notes”) and paid a dividend of $25.00 per share (or approximately $116,100,000 million in the aggregate). Our future results could also be impacted by our obligations under the Notes. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of $13,500,000 per annum and annual amortization of debt discounts and issuance costs of approximately $1,200,000. The Indenture governing the Notes will impose operating and other restrictions on us. The impact of interest expense on net income has been reflected in our results for the thirteen and twenty-six week periods ended September 25, 2016 and September 27, 2015. Accordingly, as described below we are also including information relating to EBITDA and Adjusted EBITDA in this Form 10-Q quarterly report.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 27, 2016, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). Except for the adoption discussed in Note B – share based payments to employees, there have been no changes to the Company’s significant accounting policies subsequent to March 27, 2016.

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

The following is a reconciliation of Net income to Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

Net income	$2,507	$2,847	$6,057	$5,157
Interest expense	3,663	3,709	7,339	7,418
Income taxes	1,918	1,942	3,538	3,570
Depreciation and amortization	349	333	696	672
EBITDA	8,437	8,831	17,630	16,817

Stock-based compensation	173	173	346	376
Amortization of bond premium	-	2	-	64
Adjusted EBITDA	$8,610	$9,006	$17,976	$17,257

Results of Operations

Thirteen weeks ended September 25, 2016 compared to thirteen weeks ended September 27, 2015

Revenues

Total sales decreased by 8.7% to $21,891,000 for the thirteen weeks ended September 25, 2016 (“second quarter fiscal 2017”) as compared to $23,973,000 for the thirteen weeks ended September 27, 2015 (“second quarter fiscal 2016”). Foodservice sales from the Branded Product Program decreased by 5.9% to $15,227,000 for the second quarter fiscal 2017 as compared to sales of $16,180,000 in the second quarter fiscal 2016. This decrease was primarily attributable to a reduction in our average selling prices of approximately 8.9% as a direct result of our cost basis pricing strategy resulting from a 14.2% decline in our beef costs partly offset by a 3.5% increase in the volume of products sold. Total Company-owned restaurant sales decreased by 12.3% to $6,615,000 during the second quarter fiscal 2017 as compared to $7,543,000 during the second quarter fiscal 2016 due primarily to lower sales at both Coney Island locations. Sales at our Company-owned restaurants were negatively affected during the quarter due primarily to unfavorable summer weather conditions during 2016 as compared to the weather conditions in 2015, that hurt our Coney Island locations. Sales at our Coney Island locations in 2015 were the highest on record. Direct retail sales also decreased by $201,000 during the second quarter fiscal 2017 as compared to the second quarter fiscal 2016 as we began to transition this business into our Branded Product Program during the second quarter fiscal 2017.

License royalties were $4,788,000 in the second quarter fiscal 2017 as compared to $5,256,000 in the second quarter fiscal 2016. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, decreased 10.0% to $4,352,000 for the second quarter fiscal 2017 as compared to $4,835,000 in the second quarter fiscal 2016. The decrease is due to competitor pricing pressure experienced early in the quarter and a September 2015 promotion which was not run in September 2016 resulting in a 4.0% decline in volume and lower average price resulting from the reduced cost of beef. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased $17,000 during the second quarter fiscal 2017 as compared to the second quarter fiscal 2016.

Franchise fees and royalties were $1,334,000 in the second quarter fiscal 2017 as compared to $1,390,000 in the second quarter fiscal 2016. Total royalties were $1,250,000 in the second quarter fiscal 2017 as compared to $1,224,000 in the second quarter fiscal 2016. Royalties earned under the Branded Menu program were $289,000 in the second quarter fiscal 2017 as compared to $252,000 in the second quarter fiscal 2016. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $947,000 in the second quarter fiscal 2017 as compared to $959,000 in the second quarter fiscal 2016. Franchise restaurant sales increased to $21,104,000 in the second quarter fiscal 2017 as compared to $21,010,000 in the second quarter fiscal 2016 primarily due to the impact of the new units opened in the previous fiscal year partially offset by closed units and lower comparable restaurant sales. Comparable domestic franchise sales (consisting of 96 Nathan’s outlets, excluding sales under the Branded Menu Program) were $16,434,000 in the second quarter fiscal 2017 as compared to $17,541,000 in the second quarter fiscal 2016.

At September 25, 2016, 266 franchised outlets, including domestic, international and Branded Menu Program outlets were operating as compared to 267 franchised outlets, including domestic, international and Branded Menu Program franchise outlets at September 27, 2015. Total franchise fee income was $84,000 in the second quarter fiscal 2017 as compared to $166,000 in the second quarter fiscal 2016. Domestic franchise fee income was $33,000 in the second quarter fiscal 2017 as compared to $136,000 in the second quarter fiscal 2016 due primarily to the difference in the types of locations opened between the two periods. International franchise fee income was $51,000 in the second quarter fiscal 2017 as compared to $2,000 during the second quarter fiscal 2016 primarily due to opening fees from four new locations in Australia and Malaysia. During the second quarter fiscal 2017, 12 new franchised outlets opened, including seven new Branded Menu Program outlets. During the second quarter fiscal 2016, eight new franchised outlets opened, including one new Branded Menu Program outlet. During the second quarter fiscal 2016, we recognized forfeited fees of $28,000.

Costs and Expenses

Overall, our cost of sales decreased $2,171,000 to $15,489,000 in the second quarter fiscal 2017 as compared to $17,660,000 in the second quarter fiscal 2016. Our gross profit (representing the difference between sales and cost of sales) was $6,402,000 or 29.2% of sales during the second quarter fiscal 2017 as compared to $6,313,000 or 26.3% of sales during the second quarter fiscal 2016. The margin improvement was primarily due to the lower cost of beef in the Branded Product Program and in the Company-operated restaurants and lower restaurant incentive compensation.

Cost of sales in the Branded Product Program decreased by approximately $1,543,000 during the second quarter fiscal 2017 period as compared to the second quarter fiscal 2016 period primarily due to the 14.2% decrease in the average cost per pound of our hot dogs partly offset by higher volume of product sold. We did not make any purchases during the second quarters fiscal 2017 or fiscal 2016 pursuant to any purchase commitments. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2017 was $3,244,000 or 49.0% of restaurant sales, as compared to $3,706,000 or 49.1% of restaurant sales in the second quarter fiscal 2016 due primarily to higher labor costs principally associated with the effects of the New York State minimum wage increase, partly offset by lower food and incentive compensation costs at our Company-owned restaurants. Our costs going forward should also be impacted by the multi-year new increase in minimum wage requirements in New York State and any increase in food costs.

Restaurant operating expenses were $1,078,000 in the second quarter fiscal 2017 as compared to $1,222,000 in the second quarter fiscal 2016. The decrease in restaurant operating costs results primarily from the reduction in percentage rent at our Boardwalk restaurant, lower credit card processing fees, and a decrease of maintenance and related costs at our restaurants and marketing. Despite the recent stability in our utility costs, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $349,000 in the second quarter fiscal 2017 as compared to $333,000 in the second quarter fiscal 2016.

General and administrative expenses increased by $88,000 or 3.0% to $3,066,000 in the second quarter fiscal 2017 as compared to $2,978,000 in the second quarter fiscal 2016. The increase in general and administrative expenses was primarily attributable to our marketing and promotional activities in commemoration of our 100th anniversary, costs of additional marketing and development personnel, higher proxy and related expenses which were partly offset by lower incentive compensation.

Other Items

Interest income was $36,000 in the second quarter fiscal 2017 as compared to $47,000 in the second quarter fiscal 2016, primarily due to lower interest income earned.

Other income, which primarily relates to a sublease of a franchised restaurant, was $21,000 in the second quarter fiscal 2017 as compared to $25,000 in the second quarter fiscal 2016.

Interest expense of $3,663,000 in the second quarter fiscal 2017 represents accrued interest of $3,364,000 on the Notes and amortization of debt discounts and issuance costs of $299,000 during the same period. Interest expense was $3,709,000 in the second quarter fiscal 2016 representing accrued interest of $3,413,000 on the Notes and amortization of debt discounts and issuance costs of $296,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur during the term of the Notes interest expense of $13,500,000 per annum and annual amortization of debt discounts and issuance costs of approximately $1,200,000.

Provision for Income Taxes

In the second quarter fiscal 2017, the income tax provision was $1,918,000 or 43.3% of earnings before income taxes as compared to $1,942,000 or 40.6% of earnings before income taxes in the second quarter fiscal 2016. Nathan’s effective tax rate during the second quarter fiscal 2017 increased by 2.6% resulting from the estimated unfavorable adjustment of a prior years’ tax position and reduced by 0.1% during the second quarter fiscal 2016 due to the effects of tax-exempt interest income. Nathan’s effective tax rates without these adjustments would have been 40.7% for each of the second quarter fiscal 2017 and second quarter fiscal 2016. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $60,000 during the remainder of fiscal 2017. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual effective tax rate for the fiscal year ending March 25, 2017 will be in the range of approximately 42.0% to 44.0% excluding the impact of the excess tax benefit associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits and related interest and penalties.

Results of Operations

Twenty-six weeks ended September 25, 2016 compared to twenty-six weeks ended September 27, 2015

Revenues

Total sales decreased by 7.9% to $43,153,000 for the twenty-six weeks ended September 25, 2016 (“fiscal 2017 period”) as compared to $46,864,000 for the twenty-six weeks ended September 27, 2015 (“fiscal 2016 period”). Foodservice sales from the Branded Product and Branded Menu Programs decreased by 6.3% to $31,481,000 for the fiscal 2017 period as compared to sales of $33,595,000 for the fiscal 2016 period. This decrease was primarily attributable to a reduction in our average selling prices of approximately 9.2% as a direct result of our cost basis pricing strategy resulting from a 17.6% decline in our beef costs partly offset by a 3.1% increase in the volume of products sold. Total Company-owned restaurant sales decreased by 10.8% to $11,458,000 during the fiscal 2017 period as compared to $12,842,000 during the fiscal 2016 period due primarily to lower sales at both Coney Island locations. Sales at our Company-owned restaurants were unfavorably affected during the fiscal 2017 period due primarily to unfavorable summer weather conditions in addition to the rain and unseasonably cool weather during April and May 2016 as compared to weather conditions in 2015, that hurt our Coney Island locations. Sales at our Coney Island locations in 2015 were the highest on record. Direct retail sales also decreased by $213,000 during the fiscal 2017 period as compared to the fiscal 2016 period as we began to transition this business into our Branded Product Program during the second quarter fiscal 2017.

License royalties were $11,612,000 in the fiscal 2017 period as compared to $11,792,000 in the fiscal 2016 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, decreased 2.0% to $10,714,000 for the fiscal 2017 period as compared to $10,932,000 for the fiscal 2016 period. The decrease is due to competitor pricing pressure experienced early in the second quarter and a September 2015 promotion not offered in September 2016 resulting in a lower average price resulting from the reduced cost of beef which was partially offset by a 6.9% increase in volume. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $38,000 during the fiscal 2017 period as compared to the fiscal 2016 period.

Franchise fees and royalties were $2,664,000 in the fiscal 2017 period as compared to $2,617,000 in the fiscal 2016 period. Total royalties were $2,402,000 in the fiscal 2017 period as compared to $2,410,000 in the fiscal 2016 period. Royalties earned under the Branded Menu program were $537,000 in the fiscal 2017 period as compared to $543,000 in the fiscal 2016 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales, but are based upon product purchases. Traditional franchise royalties were $1,837,000 in each of the fiscal 2017 period and the fiscal 2016 period. Franchise restaurant sales increased to $40,934,000 in the fiscal 2017 period as compared to $40,423,000 in the fiscal 2016 period primarily due to the impact of the new units opened in the previous fiscal year partially offset by closed units and lower comparable restaurant sales. Comparable domestic franchise sales (consisting of 97 Nathan’s outlets, excluding sales under the Branded Menu Program) were $31,149,000 in the fiscal 2017 period as compared to $32,688,000 in the fiscal 2016 period.

At September 25, 2016, 266 franchised outlets, including domestic, international and Branded Menu Program outlets were operating as compared to 267 franchised outlets, including domestic, international and Branded Menu Program franchise outlets at September 27, 2015. Total franchise fee income was $262,000 in the fiscal 2017 period as compared to $207,000 in the fiscal 2016 period. Domestic franchise fee income was $87,000 in the fiscal 2017 period as compared to $176,000 in the fiscal 2016 period due primarily to the difference in the types of locations opened between the two periods. International franchise fee income was $150,000 in the fiscal 2017 period as compared to $3,000 in the fiscal 2016 period due to the timing of new international development deals. We also recognized $25,000 and $28,000 in forfeited fees in the fiscal 2017 period and fiscal 2016 period, respectively. During the fiscal 2017 period, 20 new franchised outlets opened, including seven international locations, and 11 Branded Menu Program outlets. During the fiscal 2016 period, 23 new franchised outlets opened, including seven international locations, and 11 Branded Menu Program outlets.

Costs and Expenses

Overall, our cost of sales decreased by $4,819,000 to $30,947,000 in the fiscal 2017 period as compared to $35,766,000 in the fiscal 2016 period. Our gross profit (representing the difference between sales and cost of sales) was $12,206,000 or 28.3% of sales during the fiscal 2017 period as compared to $11,098,000 or 23.7% of sales during the fiscal 2016 period. The margin improvement was primarily due to the lower cost of beef in the Branded Product Program and in the Company-operated restaurants and lower restaurant incentive compensation.

Cost of sales in the Branded Product Program decreased by approximately $4,013,000 during the fiscal 2017 period as compared to the fiscal 2016 period, primarily due to the 17.6% decrease in the average cost per pound of our hot dogs partly offset by higher volume of product sold. During the fiscal 2017 period, we completed our purchase of approximately 662,000 lbs. of hot dogs pursuant to the open purchase commitment, representing approximately 5.9% of volume, which reduced our overall cost of hot dogs by approximately 49 BPS. We did not make any purchases during the fiscal 2016 period pursuant to any purchase commitments. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2017 period was $5,892,000 or 51.4% of restaurant sales, as compared to $6,533,000 or 50.9% of restaurant sales in the fiscal 2016 period due primarily to higher labor costs principally associated with the effects of the New York State minimum wage increase, partly offset by lower food and incentive compensation costs at our Company-owned restaurants. Our costs going forward shall also be impacted by the multi-year new increase in minimum wage requirements in New York State and any increase in foods costs.

Restaurant operating expenses were $2,016,000 in the fiscal 2017 period as compared to $2,191,000 in the fiscal 2016 period. The decrease in restaurant operating costs results primarily from the reduction in percentage rent at our Boardwalk restaurant, lower credit card processing fees, maintenance and related costs at our restaurants and marketing. Despite the recent stability in our utility costs, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $696,000 in the fiscal 2017 period as compared to $672,000 in the fiscal 2016 period.

General and administrative expenses increased $313,000 or 4.7% to $6,915,000 in the fiscal 2017 period as compared to $6,602,000 in the fiscal 2016 period. The increase in general and administrative expenses was primarily attributable to our marketing and promotional activities in commemoration of our 100th anniversary, costs of additional marketing and development personnel, and higher proxy and related expenses which were partly offset by lower incentive compensation.

Other Items

Interest income was $36,000 in the fiscal 2017 period as compared to $52,000 in the fiscal 2016 period primarily due to lower interest income earned primarily in the first quarter of the fiscal 2017 period.

Other income, which primarily relates to a sublease of a franchised restaurant, was $43,000 in the fiscal 2017 period as compared to $51,000 in the fiscal 2016.

Interest expense of $7,339,000 in the fiscal 2017 period represents accrued interest of $6,728,000 on the Notes and amortization of debt discounts and issuance costs of $611,000 during the same period. Interest expense of $7,418,000 in the fiscal 2016 period represents accrued interest of $6,825,000 on the Notes and amortization of debt discounts and issuance costs of $593,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of approximately $13,500,000 per annum and annual amortization of debt discounts and issuance costs of approximately $1,200,000.

Provision for Income Taxes

In the fiscal 2017 period, the income tax provision was $3,538,000 or 36.9% of earnings before income taxes as compared to $3,570,000 or 40.9% of earnings before income taxes in the fiscal 2016 period. Nathan’s effective tax rate was reduced by 6.5% during the fiscal 2017 period as a result of a discrete tax benefit associated with the stock compensation in connection with the accounting guidance that was recently adopted by the Company. This favorable tax benefit was partially offset by an estimated unfavorable discrete adjustment of a prior years’ tax position which increased Nathan’s effective tax rate during the fiscal 2017 period by 1.2%. During the fiscal 2016 period, the Company’s tax rate was negatively affected by 1.0% due to lost interest deductions arising from its investments in municipal securities. The Company’s tax rate was favorably affected by 0.2% and 0.1% during the fiscal 2016 period, due to the settlement of an uncertain tax position and effects of tax-exempt interest income, respectively. Nathan’s effective tax rates without these adjustments would have been 42.1% for the fiscal 2017 period and 40.2% for the fiscal 2016 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $60,000 during the remainder of fiscal 2017. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 25, 2017 will be in the range of approximately 42.0% to 44.0% excluding the impact of the excess tax benefit associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits.

Off-Balance Sheet Arrangements

Nathan’s did not have any open purchase commitments for hot dogs outstanding as of September 25, 2016. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at September 25, 2016 aggregated $55,125,000, a $4,897,000 increase during the fiscal 2017 period as compared to cash and cash equivalents of $50,228,000 at March 27, 2016. Net working capital increased to $54,925,000 from $49,779,000 at March 27, 2016.

On March 10, 2015, the Company completed an offering of $135,000,000 aggregate principal amount of the Notes. The Company used the net proceeds of the Notes offering to pay a special dividend of $25.00 per share (approximately $116,100,000 in the aggregate) to Company stockholders of record and the remaining net proceeds for general corporate purposes, including working capital.

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

As of September 25, 2016, Nathan’s was in compliance with all covenants associated with the Notes.

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

Cash provided by operations of $7,561,000 in the fiscal 2017 period is primarily attributable to net income of $6,057,000 in addition to other non-cash operating items of $2,322,000, and decreased changes in other operating assets and liabilities of $818,000. Non-cash operating items include $621,000 of excess income tax benefits from stock-based compensation arrangements as a result of the early adoption of guidance addressing how companies account for certain aspects of its share-based payments to employees. Accounts and other receivables increased by $403,000 due primarily to seasonal advances to the Advertising Fund of $684,000. Prepaid expenses and other current assets decreased by $894,000 due principally to the utilization of prepaid marketing, insurance and other expenses during the fiscal 2017 period and $211,000 prepaid income taxes that were applied to this years estimated income tax payments. The decrease in accounts payable, accrued expenses and other current liabilities of $1,401,000 is primarily due to increased accrued income taxes of $1,343,000 partially offset by a reduction in accrued payroll and other benefits of $1,295,000 due primarily to the payment of prior year incentive compensation, a reduction in deferred revenue of $458,000 and reduced accounts payable of $720,000 attributable to food, insurance and capital expenditures.

Cash used in investing activities was $606,000 in the fiscal 2017 period in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements and IT initiatives.

Cash used in financing activities of $2,058,000 in the fiscal 2017 period primarily relates to the Company’s purchase of 30,616 shares of its common stock at an aggregate cost of $1,272,000 during the fiscal 2017 period. The Company paid $705,000 for the payment of withholding tax on the net share settlement exercise of employee stock options. Additionally, we paid dividends of $125,000 relating to the previously declared special cash dividend in connection with the vesting of 5,000 shares of the Company’s restricted stock. Nathan’s also received proceeds from the exercise of employee stock options of $44,000.

During the period from October 2001 through September 25, 2016, Nathan’s purchased a total of 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, to date, we have repurchased 3,236,273 shares at a total cost of approximately $70,145,000, reducing the number of shares then-outstanding by 53.8%.

On February 1, 2016 and March 11, 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 25, 2016, Nathan’s has repurchased 939,742 shares at a cost of $29,641,000 under the sixth stock repurchase plan. At September 25, 2016, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 11, 2016, the Company and Mutual Securities, Inc. (“MSI”) entered into an agreement pursuant to which MSI was authorized on the Company’s behalf to purchase up to 175,000 shares of the Company’s common stock, commencing March 21, 2016. This Agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, to assist the Company in implementing its stock purchase plan and terminated August 2016.

On September 9, 2016, the Company and MSI entered into an agreement pursuant to which MSI was authorized on the Company’s behalf to purchase up to 100,000 shares of the Company’s common stock, commencing September 19, 2016. This Agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, to assist the Company in implementing its stock purchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements and any stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at September 25, 2016 aggregating $55,125,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In March 2015, we completed a dividend recapitalization, to return approximately $116,100,000 to our shareholders and we may continue to return capital to our shareholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 26, 2017, we will be required to make interest payments of approximately $13,500,000, of which $6,750,000 was paid on September 15, 2016.

At September 25, 2016, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of September 25, 2016 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$135,000	$-	$-	$135,000	$-
Employment Agreements	2,061	1,186	475	400	-
Dividends Payable	500	375	125	-	-
Operating Leases	13,546	1,634	3,309	2,228	6,375
Gross Cash Contractual Obligations	151,107	3,195	3,909	137,628	6,375
Sublease Income	2,570	319	660	602	989
Net Cash Contractual Obligations	$148,537	$2,876	$3,249	$137,026	$5,386

a)	Represents 10.000% Senior Secured Notes due March 2020.

b)	At September 25, 2016, the Company had commitments of $88,000 for capital improvements at various Company-owned restaurants.

c)

At September 25, 2016, the Company had unrecognized tax benefits of $223,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $31,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices have remained favorable, and as such, our market price for hot dogs is 17.1% lower than during the fiscal 2016 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2017. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We recently concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 27, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 25, 2016, Nathan’s cash and cash equivalents aggregated $55,125,000. Earnings on this amount of cash and cash equivalents would increase or decrease by approximately $138,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have historically, invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of September 25, 2016, Nathan’s did not have any marketable securities on hand. Nathan’s anticipates investing in marketable securities in the future. Marketable securities are considered at risk with respect to interest rates to determine their current market value. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events.

Borrowings

At September 25, 2016, we had $135,000,000 of Notes outstanding which are due in March 2020. Upon maturity, we anticipate having to refinance a significant portion of the Notes and such refinancing would be based upon the then-prevailing interest rates. Interest expense on these borrowings would increase or decrease by approximately $338,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices have remained favorable, and as such, our market price for hot dogs is 17.1% lower than during the fiscal 2016 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2017. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. We recently concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 25, 2016 would have increased or decreased our cost of sales by approximately $2,698,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

10.1

Amendment, dated August 4, 2016, to the Consulting Agreement dated as of June 10, 2015 by and between Nathan’s Famous, Inc. and Wayne Norbitz. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016.)

10.2	Nathan’s Famous, Inc. Code Section 162(m) Bonus Plan. (Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on July 28, 2016.)

10.3	10b5-1 Issuer Repurchase Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 13, 2016.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 25, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 4, 2016	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Ronald G. DeVos
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

10.1

Amendment, dated August 4, 2016, to the Consulting Agreement dated as of June 10, 2015 by and between Nathan’s Famous, Inc. and Wayne Norbitz. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016.)

10.2	Nathan’s Famous, Inc. Code Section 162(m) Bonus Plan. (Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on July 28, 2016.)

10.3	10b5-1 Issuer Repurchase Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 13, 2016.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 25, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.