Form 10-Q
period 2016-12-25
NATHANS FAMOUS INC
filed 2017-02-03
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 25, 2016.

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

_________________________________________________________________________

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

At February 3, 2017 an aggregate of 4,176,497 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 25, 2016 and March 27, 2016

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	December 25, 2016	March 27, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,403	$50,228
Accounts and other receivables, net	10,210	8,721
Inventories	394	687
Prepaid expenses and other current assets (Note G)	700	1,343
Total current assets	67,707	60,979

Property and equipment, net of accumulated depreciation of $8,195 and $7,190, respectively	9,009	9,013
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	94	109
Total assets	$78,258	$71,549

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,774	$4,887
Accrued expenses and other current liabilities (Note H)	9,118	6,176
Deferred franchise fees	141	137
Total current liabilities	12,033	11,200

Long-term debt, net of unamortized debt issuance costs of $3,824 and $4,734, respectively (Note M)	131,176	130,266
Other liabilities	1,564	1,706
Deferred income taxes	805	713

Total liabilities	145,578	143,885

COMMITMENTS AND CONTINGENCIES (Note N)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,303,870 and 9,274,066 shares issued; and 4,176,497 and 4,177,309 shares outstanding at December 25, 2016 and March 27, 2016, respectively	93	93
Additional paid-in capital	60,482	60,950
(Accumulated deficit)	(50,592)	(57,348)
Treasury stock, at cost, 5,127,373 and 5,096,757 shares at December 25, 2016 and March 27, 2016, respectively	(77,303)	(76,031)
Total stockholders’ (deficit)	(67,320)	(72,336)

Total liabilities and stockholders’ (deficit)	$78,258	$71,549

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and thirty-nine weeks ended December 25, 2016 and December 27, 2015

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended				Thirty-nine weeks ended
	December 25, 2016		December 27, 2015		December 25, 2016	December 27, 2015

REVENUES
Sales		$14,859		$15,763	$58,012	$62,627
License royalties		3,990		3,614	15,602	15,406
Franchise fees and royalties		1,088		1,187	3,752	3,804
Total revenues		19,937		20,564	77,366	81,837

COSTS AND EXPENSES
Cost of sales		10,785		12,082	41,732	47,848
Restaurant operating expenses		695		699	2,711	2,890
Depreciation and amortization		309		303	1,005	975
General and administrative expenses		3,394		3,045	10,309	9,647
Total costs and expenses		15,183		16,129	55,757	61,360

Income from operations		4,754		4,435	21,609	20,477

Interest expense		(3,663)		(3,708)	(11,002)	(11,126)
Interest income		35		-	71	52
Other income, net		21		21	64	72

Income before provision for income taxes		1,147		748	10,742	9,475
Provision for income taxes		448		316	3,986	3,886
Net income		$699		$432	$6,756	$5,589

PER SHARE INFORMATION
Income per share:
Basic	$	. 17	$	. 10	$1.62	$1.25
Diluted	$	. 17	$	. 10	$1.61	$1.24
Weighted average shares used in computing income per share:
Basic		4,175,000		4,408,000	4,171,000	4,474,000
Diluted		4,209,000		4,444,000	4,202,000	4,504,000

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thirteen and thirty-nine weeks ended December 25, 2016 and December 27, 2015

(in thousands)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015

Net income	$699	$432	$6,756	$5,589

Other comprehensive loss, net of deferred income taxes:

Less: Reclassification adjustment for gains included in net income	-	-	-	47

Other comprehensive loss	-	-	-	(47)

Comprehensive income	$699	$432	$6,756	$5,542

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Thirty-nine weeks ended December 25, 2016

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 27, 2016	9,274,066	$93	$60,950	$(57,348)	5,096,757	$(76,031)	$(72,336)

Shares issued in connection with share-based compensation plans	29,804	-	44				44

Withholding tax on net share settlement of share-based compensation plans			(994)				(994)

Repurchase of common stock					30,616	(1,272)	(1,272)

Share-based compensation			482				482

Net income	-	-	-	6,756	-	-	6,756

Balance, December 25, 2016	9,303,870	$93	$60,482	$(50,592)	5,127,373	$(77,303)	$(67,320)

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 25, 2016 and December 27, 2015

(in thousands)

(Unaudited)

	December 25, 2016	December 27, 2015
Cash flows from operating activities:
Net income	$6,756	$5,589
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,005	975
Amortization of bond premium	-	64
Gain on sale of marketable equity securities	-	(26)
Amortization of debt issuance costs	910	889
Share-based compensation expense	482	549
Income tax benefit on stock option exercises	659	-
Provision for doubtful accounts	34	23
Deferred income taxes	92	15
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,523)	441
Inventories	293	253
Prepaid expenses and other current assets	643	3,618
Other assets	15	134
Accounts payable, accrued expenses and other current liabilities	545	1,575
Deferred franchise fees	4	(81)
Other liabilities	(142)	(355)

Net cash provided by operating activities	9,773	13,663

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	-	10,868
Purchase of property and equipment	(1,001)	(550)
Purchase of available-for-sale securities	-	(3,887)

Net cash (used in) provided by investing activities	(1,001)	6,431

Cash flows from financing activities:
Debt issuance costs	-	(60)
Income tax benefit on stock option exercises	-	142
Proceeds from exercise of stock options	44	44
Dividends paid upon vesting of restricted stock	(375)	(375)
Payments of withholding tax on net share settlement of share-based compensation plans	(994)	(260)
Repurchase of treasury stock	(1,272)	(11,270)

Net cash (used in) financing activities	(2,597)	(11,779)

Net increase in cash and cash equivalents	6,175	8,315

Cash and cash equivalents, beginning of period	50,228	51,393

Cash and cash equivalents, end of period	$56,403	$59,708

Cash paid (refunded) during the period for:
Interest	$6,750	$6,938
Income taxes paid / (refunded)	$2,976	$(95)

The accompanying notes are an integral part of these financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 25, 2016

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 25, 2016 and December 27, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2016. Except for the adoption discussed in Note B – share-based payments to employees, there have been no changes to the Company’s significant accounting policies subsequent to March 27, 2016.

NOTE B– ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (the “FASB”), issued new guidance which addresses how companies account for certain aspects of its share-based payments to employees. The update simplifies the accounting for the tax consequences. It also amends how excess tax benefits and a company’s payments to cover the tax bills for the shares’ recipients should be classified on the statement of cash flows related to share-based payments to employees. The amendments allow companies to estimate the number of stock awards they expect to vest, and the amendments revised the withholding requirements for classifying stock awards as equity. Previously, tax withholding was permitted only at the minimum statutory tax rates, which is being amended to permit higher income tax withholding as long as it does not exceed the maximum statutory tax rate for an employee in the applicable jurisdictions. This new standard is effective for public companies with fiscal years beginning after December 15, 2016 which will be Nathan’s first quarter ending (June 2017) of our fiscal year ending on March 25, 2018. However, early adoption is permitted.

The Company elected to early adopt this standard in the quarter ended June 26, 2016. The impact of the early adoption resulted in the Company recording a tax benefit of $38,000 and $659,000 within income tax expense for the thirteen and thirty-nine weeks ended December 25, 2016, respectively, related to the excess tax benefit on stock incentive awards that settled during these periods. Prior to adoption of this guidance, these amounts would have increased additional paid-in capital. These items shall not be factored into the projected annual income tax rate, but will be treated as discrete items when they occur. Accordingly, this new treatment will add additional volatility in the Company’s effective tax rate.

The excess tax benefits for the thirteen and thirty-nine weeks ended December 27, 2015 were $77,000 and $142,000, respectively which increased additional paid-in-capital.

The Company accounts for forfeitures as they occur. Under the new guidance, excess tax benefits related to employee share-based payments of $659,000 are classified as operating activities in the statement of cash flows for the thirty-nine weeks ended December 25, 2016. The Company applied the effect of the guidance to the presentation of excess tax benefits in the statement of cash flows prospectively and no prior periods have been adjusted. The Company did not record any cumulative-effect adjustment to accumulated deficit or net assets as a result of adopting this new accounting standard. The Company also modified its diluted earnings per share calculation by excluding the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the thirteen and thirty-nine weeks ended December 25, 2016.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 25, 2016 and December 27, 2015, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2016	2015	2016	2015	2016	2015
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$699	$432	4,175	4,408	$0.17	$0.10
Effect of dilutive employee stock options	-	-	34	36	-	-
Diluted EPS
Diluted calculation	$699	$432	4,209	4,444	$0.17	$0.10

Thirty-nine weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2016	2015	2016	2015	2016	2015
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$6,756	$5,589	4,171	4,474	$1.62	$1.25
Effect of dilutive employee stock options	-	-	31	30	(0.01)	(0.01)
Diluted EPS
Diluted calculation	$6,756	$5,589	4,202	4,504	$1.61	$1.24

No options to purchase shares of common stock for the thirteen or thirty-nine week periods ended December 25, 2016 and December 27, 2015 were excluded from the computation of diluted earnings per share.

NOTE E– FAIR VALUE MEASUREMENTS

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

At December 25, 2016 and March 27, 2016, we did not have any marketable securities that were valued at fair value.

The Company’s long-term debt had a face value of $135,000,000 as of December 25, 2016 and a fair value of $146,981,000 as of December 25, 2016. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 25, 2016, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 25,	March 27,
	2016	2016

Branded product sales	$6,545	$5,689
Franchise and license royalties	2,866	2,592
Other	1,299	911
	10,710	9,192

Less: allowance for doubtful accounts	500	471
Accounts and other receivables, net	$10,210	$8,721

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

Changes in the Company’s allowance for doubtful accounts for the thirty-nine week period ended December 25, 2016 and the fiscal year ended March 27, 2016 are as follows (in thousands):

	December 25, 2016	March 27, 2016

Beginning balance	$471	$433
Bad debt expense	34	38
Accounts written off	(5)	(10)
Ending balance	$500	$471

NOTE G – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 25,	March 27,
	2016	2016

Income taxes	$-	$211
Insurance	225	488
Other	475	644
Total prepaid expenses and other current assets	$700	$1,343

NOTE H – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 25,	March 27,
	2016	2016
Payroll and other benefits	$2,114	$2,919
Income taxes	823	82
Accrued rebates	1,236	940
Rent and occupancy costs	203	218
Deferred revenue	79	679
Construction costs	216	183
Interest	3,849	507
Professional fees	204	101
Dividend payable	125	375
Other	269	172
Total accrued expenses, other current liabilities and other liabilities	$9,118	$6,176

Other liabilities consist of the following (in thousands):

	December 25,	March 27,
	2016	2016
Deferred development fees	$174	$129
Reserve for uncertain tax positions	436	427
Deferred rental liability	822	893
Dividend payable	125	250
Other	7	7
Total other liabilities	$1,564	$1,706

NOTE I – SALES

The Company’s sales for the thirteen and thirty-nine weeks ended December 25, 2016 and December 27, 2015 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015

Branded Products	$12,868	$13,565	$44,349	$47,160
Company-operated restaurants	1,991	2,030	13,449	14,872
Other	-	168	214	595
Total sales	$14,859	$15,763	$58,012	$62,627

NOTE J – INCOME TAXES

The income tax provisions for the thirty-nine week periods ended December 25, 2016 and December 27, 2015 reflect effective tax rates of 37.1% and 41.0%, respectively. Nathan’s effective tax rate was reduced by 6.1% during the fiscal 2017 period as a result of a discrete tax benefit associated with stock compensation guidance from the FASB that was recently adopted by the Company. This favorable tax benefit was partially offset by an estimated unfavorable discrete adjustment of a prior years’ tax position which increased Nathan’s effective tax rate during the fiscal 2017 period by 1.1%. During the fiscal 2016 period, the Company’s tax rate was negatively affected by 1.0% due to lost interest deductions arising from its investments in municipal securities. The Company’s tax rate was favorably affected by 0.2% and 0.1% during the fiscal 2016 period, due to the settlement of an uncertain tax position and effects of tax-exempt interest income, respectively. For the thirty-nine week period ended December 25, 2016, excess tax benefits of $659,000 associated with stock compensation were reflected in the Consolidated Statements of Earnings as a component of the provision for income taxes as a result of the early adoption of guidance addressing how companies account for certain aspects of its share-based payments to employees. Please refer to Note B for more details regarding the adoption.

In June 2016, Nathan’s received notification from the Internal Revenue Service that it was seeking to review Nathan’s federal tax return for the period April 1, 2014 through March 31, 2015. The income tax examination has been completed with no changes to the original return as filed.

The amount of unrecognized tax benefits at December 25, 2016 was $207,000, all of which would impact Nathan’s effective tax rate, if recognized. As of December 25, 2016, Nathan’s had $228,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

NOTE K – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended December 25, 2016 and December 27, 2015 was $136,000 and $173,000, respectively. Total share-based compensation during the thirty-nine week periods ended December 25, 2016 and December 27, 2015 was $482,000 and $549,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of December 25, 2016, there was $599,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately one year and seven months, which represents the weighted average remaining requisite service periods for such awards.

There were no new share-based awards granted during the thirty-nine week period ended December 25, 2016.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015

Stock options	$38	$38	$114	$144
Restricted stock	98	135	368	405
Total compensation cost	$136	$173	$482	$549

Stock options outstanding:

During the fiscal year ended March 29, 2015, the Company granted options to purchase 50,000 shares at an exercise price of $53.89 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a four-year period commencing August 6, 2015.

In connection with the Company’s special cash dividend, which was paid on March 27, 2015, to stockholders of record as of March 20, 2015, the Company performed an analysis, pursuant to the anti-dilution provisions of the Company’s 2010 Stock Incentive Plan, and issued replacement options to purchase 75,745 shares at an exercise price of $35.576 for the unvested stock options that were outstanding as of March 29, 2015. Nathan’s performed its evaluation based on the closing price of its common stock on Friday, March 27, 2015 of $73.56 per share, or $48.56 per share excluding the dividend of $25.00 per share. No other terms or conditions of the outstanding options were modified. The anti-dilution provisions of the original award were structured to equalize the award’s fair value before and after the modification.

Transactions with respect to stock options for the thirty-nine weeks ended December 25, 2016 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at the beginning of the fiscal year (A)	124,030	$26.29	2.13	$1,952

Granted	-	-	-	-

Expired	-	-	-	-

Exercised	(48,285)	$11.72	-	1,555

Options outstanding at December 25, 2016	75,745	$35.58	2.61	$2,164

Options exercisable at December 25, 2016	37,873	$35.58	2.61	$1,082

A-	Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s special dividend.

Restricted stock:

Transactions with respect to restricted stock for the thirty-nine weeks ended December 25, 2016 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 27, 2016	25,000	$41.59

Granted	-	-
Vested	(15,000)	$36.13

Unvested restricted stock at December 25, 2016	10,000	$49.80

NOTE L – STOCKHOLDERS’ EQUITY

1. Dividend

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to stockholders of record as of March 20, 2015 of which approximately $115,100,000 was paid on March 27, 2015 to the stockholders. The Company also accrued $1,000,000 for the expected dividends payable on unvested restricted shares pursuant to the terms of the restricted stock agreements. As unvested restricted stock vests, the declared dividend will be paid. We have paid $750,000 of the accrued dividend and estimate that an additional $125,000 will also be paid during each of our fiscal years ending March 25, 2018 and March 24, 2019.

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

At December 25, 2016, the Company has reserved 6,992,892 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

3. Stock Repurchase Programs

During the period from October 2001 through December 25, 2016, Nathan’s purchased 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirty-nine week period ended December 25, 2016, the Company repurchased 30,616 shares of common stock at a cost of $1,272,000.

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

As of December 25, 2016, an aggregate of 260,258 shares can still be purchased under Nathan’s existing stock buy-back program.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under the stock-repurchase plan.

NOTE M – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 25,	March 27,
	2016	2016

10.000% Senior secured notes due 2020	$135,000	$135,000
Less: unamortized debt issuance costs	(3,824)	(4,734)
Total long-term debt	$131,176	$130,266

On March 10, 2015, the Company completed the issuance of $135,000,000 of 10.000% Senior Secured Notes due 2020 (“the Notes”) in a Rule 144A transaction. The Notes were issued pursuant to an indenture, dated as of March 10, 2015 (the “Indenture”), by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, a national banking association, as trustee and collateral trustee. The Company used the proceeds to pay a special cash dividend of approximately $116,100,000 (see Note L) with the remaining net proceeds for general corporate purposes, including working capital. Debt issuance costs of approximately $5,985,000 were incurred, which will be amortized into interest expense over the remaining 5-year term of the Notes.

The Notes bear interest at 10.000% per annum, payable semi-annually on March 15th and September 15th. An interest payment of $6,750,000 was paid on September 15, 2016. The Notes have no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

There are no financial maintenance covenants associated with the Notes. As of December 25, 2016, Nathan’s was in compliance with all covenants associated with the Notes.

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

At December 25, 2016, our restaurant system consisted of 287 units comprised of 282 Nathan’s franchised units, including 114 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 20 states, and 10 foreign countries. At December 27, 2015, our restaurant system consisted of 267 units, comprised of 262 Nathan’s franchised units, including 112 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 23 states, and nine foreign countries.

In addition to plans for expansion through our Branded Product Program, licensing and franchising, Nathan’s continues to seek to co-brand within its restaurant system. Nathan’s is also the owner of the Arthur Treacher’s brand. Currently there are also seven locations operating under our Arthur Treacher’s Branded Menu Program agreement.

As described in our Annual Report on Form 10-K for the year ended March 27, 2016, our future results could be materially impacted by many developments including our dependence on John Morrell & Co. as our principal supplier. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef compared to earlier periods.

On March 10, 2015, we consummated a $135,000,000 offering of 10.000% Senior Secured Notes due 2020 (“the Notes”) and paid a dividend of $25.00 per share (or approximately $116,100,000 in the aggregate). Our future results could also be impacted by our obligations under the Notes. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of $13,500,000 per annum and annual amortization of debt issuance costs of approximately $1,200,000. The Indenture governing the Notes will impose operating and other restrictions on us. The impact of interest expense on net income has been reflected in our results for the thirteen and thirty-nine week periods ended December 25, 2016 and December 27, 2015. Accordingly, as described below we are also including information relating to EBITDA and Adjusted EBITDA in this Form 10-Q quarterly report.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 27, 2016, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). Except for the adoption discussed in Note B – share based payments to employees; there have been no changes to the Company’s significant accounting policies subsequent to March 27, 2016.

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

The following is a reconciliation of Net income in accordance with US GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015

Net income	$699	$432	$6,756	$5,589
Interest expense	3,663	3,708	11,002	11,126
Income taxes	448	316	3,986	3,886

Depreciation and amortization	309	303	1,005	975
EBITDA	5,119	4,759	22,749	21,576

Stock-based compensation	136	173	482	549

Amortization of bond premium	-	-	-	64
Adjusted EBITDA	$5,255	$4,932	$23,231	$22,189

Results of Operations

Thirteen weeks ended December 25, 2016 compared to thirteen weeks ended December 27, 2015

Revenues

Total sales decreased by 5.7% to $14,859,000 for the thirteen weeks ended December 25, 2016 (“third quarter fiscal 2017”) as compared to $15,763,000 for the thirteen weeks ended December 27, 2015 (“third quarter fiscal 2016”). Foodservice sales from the Branded Product Program decreased by 5.1% to $12,868,000 for the third quarter fiscal 2017 as compared to sales of $13,565,000 in the third quarter fiscal 2016. This decrease was primarily attributable to a reduction in our average selling prices of approximately 8.2% as a direct result of our cost basis pricing strategy resulting from a 14.5% decline in our beef costs partly offset by a 4.2% increase in the volume of products sold. Total Company-owned restaurant sales decreased by 1.9% to $1,991,000 during the third quarter fiscal 2017 as compared to $2,030,000 during the third quarter fiscal 2016 due primarily to lower sales at our Oceanside and Yonkers locations, partly due to the closing of the restaurants for the Christmas holiday which fell on a weekend, and greater on-line shopping which impacted customer counts. Direct retail sales also decreased by $168,000 during the third quarter fiscal 2017 as compared to the third quarter fiscal 2016 as we transitioned this business into our Branded Product Program.

License royalties increased 10.4% to $3,990,000 in the third quarter fiscal 2017 as compared to $3,614,000 in the third quarter fiscal 2016. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased 10.8% to $3,500,000 for the third quarter fiscal 2017 as compared to $3,160,000 in the third quarter fiscal 2016. The increase is due to a 4.9% increase in volume and higher average net price (reported by licensee) during the third quarter fiscal 2017 as compared to the third quarter fiscal 2016. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $36,000 during the third quarter fiscal 2017 as compared to the third quarter fiscal 2016.

Franchise fees and royalties were $1,088,000 in the third quarter fiscal 2017 as compared to $1,187,000 in the third quarter fiscal 2016. Total royalties were $984,000 in the third quarter fiscal 2017 as compared to $1,006,000 in the third quarter fiscal 2016. Royalties earned under the Branded Menu program were $214,000 in the third quarter fiscal 2017 as compared to $253,000 in the third quarter fiscal 2016. This decline was primarily attributable to declines in our sporting venues, including the loss of any post season baseball where our products are sold. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties increased to $770,000 in the third quarter fiscal 2017 as compared to $753,000 in the third quarter fiscal 2016 due primarily from higher international royalties. Franchise restaurant sales increased to $17,184,000 in the third quarter fiscal 2017 as compared to $16,803,000 in the third quarter fiscal 2016 primarily due to the impact of restaurant openings during the previous fiscal year. Comparable domestic franchise sales (consisting of 90 Nathan’s outlets, excluding sales under the Branded Menu Program) were $12,463,000 in the third quarter fiscal 2017 as compared to $12,629,000 in the third quarter fiscal 2016, a decline of 1.3%.

At December 25, 2016, 282 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 262 domestic and international franchised or Branded Menu Program franchise outlets at December 27, 2015. Total franchise fee income was $104,000 in the third quarter fiscal 2017 as compared to $181,000 in the third quarter fiscal 2016. Domestic franchise fee income decreased to $90,000 in the third quarter fiscal 2017 as compared to $125,000 in the third quarter fiscal 2016, due primarily to the difference in the types of locations opened, and associated fees earned, between the two periods. International franchise fee income was $6,000 in the third quarter fiscal 2017 as compared to $26,000 during the third quarter fiscal 2016. During the third quarter fiscal 2017, we recognized forfeited fees of $8,000. During the third quarter fiscal 2017, 22 new franchised outlets opened, including nine new Branded Menu Program outlets and nine international outlets. During the third quarter fiscal 2016 period, 12 new franchised outlets opened, including four international locations and five Branded Menu Program outlets.

Costs and Expenses

Overall, our cost of sales decreased by 10.7% or $1,297,000 to $10,785,000 in the third quarter fiscal 2017, as compared to $12,082,000 in the third quarter fiscal 2016. Our gross profit (representing the difference between sales and cost of sales) was $4,074,000 or 27.4% of sales during the third quarter fiscal 2017 as compared to $3,681,000 or 23.4% of sales during the third quarter fiscal 2016. The margin improvement was primarily due to the lower cost of beef in the Branded Product Program and in the Company-operated restaurants partly offset by higher restaurant labor and related costs.

Cost of sales in the Branded Product Program decreased by approximately $1,187,000 during the third quarter fiscal 2017 period as compared to the third quarter fiscal 2016 period primarily due to the 14.5% decrease in the average cost per pound of our hot dogs partly offset by higher volume of product sold. We did not make any purchases during the third quarters fiscal 2017 or fiscal 2016 pursuant to any purchase commitments. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2017 was $1,355,000 or 68.1% of restaurant sales, as compared to $1,329,000 or 65.5% of restaurant sales in the third quarter fiscal 2016 due primarily to higher labor costs principally associated with the effects of the New York State minimum wage increase, partly offset by lower food and incentive compensation costs at our Company-owned restaurants. We expect that our labor costs going forward will continue to be impacted by the new multi-year increase in minimum wage requirements in New York State and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $695,000 in the third quarter fiscal 2017 as compared to $699,000 in the third quarter fiscal 2016. The decrease in restaurant operating costs results primarily from decreased costs of maintenance, utilities and marketing partially offset by higher supplies. Despite the recent stability in our utility costs, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $309,000 in the third quarter fiscal 2017 as compared to $303,000 in the third quarter fiscal 2016.

General and administrative expenses increased by $349,000 or 11.5% to $3,394,000 in the third quarter fiscal 2017 as compared to $3,045,000 in the third quarter fiscal 2016. The increase in general and administrative expenses was primarily attributable to higher compensation cost, accounting and tax preparation fees, and our marketing and promotional activities in commemoration of our 100th anniversary.

Other Items

Interest income was $35,000 in the third quarter fiscal 2017.

Other income, which primarily relates to a sublease of a franchised restaurant, was $21,000 for both the third quarter fiscal 2017 and the third quarter fiscal 2016.

Interest expense of $3,663,000 in the third quarter fiscal 2017 represents accrued interest of $3,364,000 on the Notes and amortization of debt issuance costs of $299,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur during the term of the Notes interest expense of $13,500,000 per annum and annual amortization of debt issuance costs of approximately $1,200,000.

Provision for Income Taxes

In the third quarter fiscal 2017, the income tax provision was $448,000 or 39.1% of earnings before income taxes as compared to $316,000 or 42.2% of earnings before income taxes in the third quarter fiscal 2016. Nathan’s effective tax rate was reduced by 3.3% during the third quarter fiscal 2017 as a result of a discrete tax benefit associated with the stock compensation in connection with the accounting guidance that was recently adopted by the Company. During the third quarter fiscal 2016, the Company’s tax rate was negatively affected by 2.1% due to its return to provision adjustment of $16,000 in connection with the filing of its March 2015 tax returns. Nathan’s effective tax rates without these adjustments would have been 42.4% for the third quarter fiscal 2017 and 40.1% for the third quarter fiscal 2016. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $60,000 during the remainder of fiscal 2017. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 26, 2017 will be in the range of approximately 42.0% to 44.0% excluding the impact of the excess tax benefits associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits.

Results of Operations

Thirty-nine weeks ended December 25, 2016 compared to thirty-nine weeks ended December 27, 2015

Revenues

Total sales decreased by 7.4% to $58,012,000 for the thirty-nine weeks ended December 25, 2016 (“fiscal 2017 period”) as compared to $62,627,000 for the thirty-nine weeks ended December 27, 2015 (“fiscal 2016 period”). Foodservice sales from the Branded Product and Branded Menu Programs decreased by 6.0% to $44,349,000 for the fiscal 2017 period as compared to sales of $47,160,000 for the fiscal 2016 period. This decrease was primarily attributable to a reduction in our average selling prices of approximately 9.0% as a direct result of our cost basis pricing strategy resulting from a 16.8% decline in our beef costs partly offset by a 3.4% increase in the volume of products sold. Total Company-owned restaurant sales decreased $1,423,000 to $13,449,000 during the fiscal 2017 period as compared to $14,872,000 during the fiscal 2016 period due primarily to lower sales at both Coney Island locations. Sales at our Company-owned restaurants were unfavorably affected during the fiscal 2017 period due primarily to unfavorable summer weather conditions, in addition to the rain and unseasonably cool weather during April and May 2016, as compared to weather conditions in 2015 that hurt our Coney Island locations. Sales at our Coney Island locations in the fiscal 2016 period were the highest on record. Direct retail sales also decreased by $381,000 during the fiscal 2017 period as compared to the fiscal 2016 period as we began to transition this business into our Branded Product Program during the second quarter fiscal 2017.

License royalties were $15,602,000 in the fiscal 2017 period as compared to $15,406,000 in the fiscal 2016 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased to $14,214,000 for the fiscal 2017 period as compared to $14,091,000 for the fiscal 2016 period. The increase is due to a 6.5% increase in volume during the fiscal 2017 period as compared to the fiscal 2016 period. The increased volume was partially offset by a 4.7% decline in average selling prices, on which our royalties are calculated, due to competitor pricing pressures experienced early in the second quarter. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $73,000 during the fiscal 2017 period as compared to the fiscal 2016 period.

Franchise fees and royalties were $3,752,000 in the fiscal 2017 period as compared to $3,804,000 in the fiscal 2016 period. Total royalties were $3,386,000 in the fiscal 2017 period as compared to $3,416,000 in the fiscal 2016 period. Royalties earned under the Branded Menu program were $779,000 in the fiscal 2017 period as compared to $826,000 in the fiscal 2016 period. This decline was primarily attributable to declines in our sporting venues during the third quarter fiscal 2017, including the loss of any post season baseball where our products are sold. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales, but are based upon product purchases. Traditional franchise royalties were $2,607,000 in the fiscal 2017 period as compared to $2,590,000 in the fiscal 2016 period. Franchise restaurant sales increased to $58,118,000 in the fiscal 2017 period as compared to $57,227,000 in the fiscal 2016 period primarily due to the impact of new restaurant openings during the previous fiscal year. Comparable domestic franchise sales (consisting of 90 Nathan’s outlets, excluding sales under the Branded Menu Program) were $42,406,000 in the fiscal 2017 period as compared to $44,044,000 in the fiscal 2016 period.

At December 25, 2016, 282 domestic and international franchised or Branded Menu Program franchise outlets were operating as compared to 262 domestic and international franchised or Branded Menu Program franchise outlets at December 27, 2015. Total franchise fee income was $366,000 in the fiscal 2017 period as compared to $388,000 in the fiscal 2016 period. Domestic franchise fee income was $177,000 in the fiscal 2017 period as compared to $301,000 in the fiscal 2016 period due primarily to the difference in the types of locations opened, and associated fees earned, between the two periods. International franchise fee income was $156,000 in the fiscal 2017 period as compared to $29,000 in the fiscal 2016 period due to the timing of new international development. We also recognized forfeited fees of $33,000 during the fiscal 2017 period and $58,000 during the fiscal 2016 period. During the fiscal 2017 period, 42 new franchised outlets opened, including 16 international locations, and 20 Branded Menu Program outlets. During the fiscal 2016 period, 35 new franchised outlets opened, including 11 international locations and 16 Branded Menu Program outlets.

Costs and Expenses

Overall, our cost of sales decreased by $6,116,000 to $41,732,000 in the fiscal 2017 period as compared to $47,848,000 in the fiscal 2016 period. Our gross profit (representing the difference between sales and cost of sales) was $16,280,000 or 28.1% of sales during the fiscal 2017 period as compared to $14,779,000 or 23.6% of sales during the fiscal 2016 period. The margin improvement was primarily due to the lower cost of beef in the Branded Products Program and in the Company-operated restaurants which was partly offset by higher restaurant and labor costs.

Cost of sales in the Branded Product Program decreased by approximately $5,200,000 during the fiscal 2017 period as compared to the fiscal 2016 period, primarily due to the 16.8% decrease in the average cost per pound of our hot dogs partly offset by higher volume of product sold. During the fiscal 2017 period, we completed our purchase of approximately 662,000 lbs. of hot dogs pursuant to the open purchase commitment, representing approximately 4.1% of volume, which reduced our overall cost of hot dogs by approximately 36 BPS. We did not make any purchases during the fiscal 2017 period pursuant to any purchase commitments. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2017 period was $7,247,000 or 53.9% of restaurant sales, as compared to $7,862,000 or 52.9% of restaurant sales in the fiscal 2016 period due primarily to higher labor costs principally associated with the effects of the New York State minimum wage increase, partly offset by lower food and incentive compensation costs at our Company-owned restaurants. We expect that our labor costs going forward will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $2,711,000 in the fiscal 2017 period as compared to $2,890,000 in the fiscal 2016 period. The decrease in restaurant operating costs results primarily from the reduction in percentage rent at our Boardwalk restaurant, lower credit card processing fees, maintenance and related costs at our restaurants and utilities. Despite the recent stability in our utility costs, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $1,005,000 in the fiscal 2017 period as compared to $975,000 in the fiscal 2016 period.

General and administrative expenses increased $662,000 or 6.9% to $10,309,000 in the fiscal 2017 period as compared to $9,647,000 in the fiscal 2016 period. The increase in general and administrative expenses was primarily attributable to our marketing and promotional activities in commemoration of our 100th anniversary, costs of additional marketing and development personnel and higher proxy and related expenses partly offset by lower incentive compensation.

Other Items

Interest income was $71,000 in the fiscal 2017 period as compared to $52,000 in the fiscal 2016 period.

Other income, which primarily relates to a sublease of a franchised restaurant, was $64,000 in the fiscal 2017 period, as compared to $72,000 in the fiscal 2016 period.

Interest expense of $11,002,000 in the fiscal 2017 period represents interest of $10,092,000 on the Notes and amortization of debt issuance costs of $910,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of approximately $13,500,000 per annum and annual amortization of debt issuance costs of approximately $1,200,000.

Provision for Income Taxes

In the fiscal 2017 period, the income tax provision was $3,986,000 or 37.1% of earnings before income taxes as compared to $3,886,000 or 41.0% of earnings before income taxes in the fiscal 2016 period. Nathan’s effective tax rate was reduced by 6.1% during the fiscal 2017 period as a result of a discrete tax benefit associated with the stock compensation in connection with the accounting guidance that was recently adopted by the Company. This favorable tax benefit was partially offset by an estimated unfavorable discrete adjustment of a prior years’ tax position which increased Nathan’s effective tax rate during the fiscal 2017 period by 1.1%. During the fiscal 2016 period, the Company’s tax rate was negatively affected by 1.0% due to lost interest deductions arising from its investments in municipal securities and return to provision adjustment of 0.1%. The Company’s tax rate was favorably affected by 0.2% and 0.1% during the fiscal 2016 period, due to the settlement of an uncertain tax position and effects of tax-exempt interest income, respectively. Nathan’s effective tax rates without these adjustments would have been 42.1% for the fiscal 2017 period and 40.2% for the fiscal 2016 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $60,000 during the remainder of fiscal 2017. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 26, 2017 will be in the range of approximately 42.0% to 44.0% excluding the impact of the excess tax benefit associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits.

Off-Balance Sheet Arrangements

Nathan’s did not have any open purchase commitments for hot dogs outstanding as of December 25, 2016. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at December 25, 2016 aggregated $56,403,000, a $6,175,000 increase during the fiscal 2017 period as compared to cash and cash equivalents of $50,228,000 at March 27, 2016. Net working capital increased to $55,674,000 from $49,779,000 at March 27, 2016.

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

As of December 25, 2016, Nathan’s was in compliance with all covenants associated with the Notes.

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

Cash provided by operations of $9,773,000 in the fiscal 2017 period is primarily attributable to net income of $6,756,000 in addition to other non-cash operating items of $3,182,000, and decreased changes in other operating assets and liabilities of $165,000. Non-cash operating items include $659,000 of excess income tax benefits from stock-based compensation arrangements as a result of the early adoption of guidance addressing how companies account for certain aspects of its share-based payments to employees. Accounts and other receivables increased by $1,523,000 due primarily to seasonal advances to the Advertising Fund of $514,000. Prepaid expenses and other current assets decreased by $643,000 due principally to the utilization of prepaid marketing, insurance and other expenses during the fiscal 2017 period and $211,000 prepaid income taxes that were applied to estimated income tax payments for 2016. The increase in accounts payable, accrued expenses and other current liabilities of $545,000 is primarily due to increased accrued interest expense of $3,342,000, increased accrued income taxes of $742,000, partially offset by a reduction in accrued payroll and other benefits of $805,000 due primarily to the payment of prior year incentive compensation, a reduction in deferred revenue of $600,000 and reduced accounts payable of $2,113,000 attributable to food, insurance and capital expenditures.

Cash used in investing activities was $1,001,000 in the fiscal 2017 period in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements and information technology initiatives.

Cash used in financing activities of $2,597,000 in the fiscal 2017 period primarily relates to the Company’s purchase of 30,616 shares of its common stock at an aggregate cost of $1,272,000. The Company paid $994,000 for the payment of withholding tax on the net share settlement exercise of employee stock options. Additionally, we paid dividends of $375,000 relating to the previously declared special cash dividend in connection with the vesting of 15,000 shares of the Company’s restricted stock. Nathan’s also received proceeds from the exercise of Director/employee stock options of $44,000.

During the period from October 2001 through December 25, 2016, Nathan’s purchased 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, to date, we have repurchased 3,236,273 shares at a total cost of approximately $70,145,000, reducing the number of shares then-outstanding by 53.8%.

On February 1, 2016 and March 11, 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 25, 2016, Nathan’s has repurchased 939,742 shares at a cost of $29,641,000 under the sixth stock repurchase plan. At December 25, 2016, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

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

As discussed above, we had cash and cash equivalents at December 25, 2016 aggregating $56,403,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In March 2015, we completed a dividend recapitalization, to return approximately $116,100,000 to our shareholders and we may continue to return capital to our shareholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 27, 2016, we will be required to make interest payments of approximately $13,500,000, of which $6,750,000 was paid on September 15, 2016.

At December 25, 2016, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of December 25, 2016 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$135,000	$-	$-	$135,000	$-
Employment Agreements	2,361	1,161	800	400	-
Dividends Payable	250	125	125	-	-
Operating Leases	13,182	1,641	3,314	2,119	6,108
Gross Cash Contractual Obligations	150,793	2,927	4,239	137,519	6,108
Sublease Income	2,498	323	661	587	927
Net Cash Contractual Obligations	$148,295	$2,604	$3,578	$136,932	$5,181

a)	Represents 10.000% Senior Secured Notes due March 2020.

b)

At December 25, 2016, the Company had unrecognized tax benefits of $207,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $31,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices have remained favorable, and as such, our market price for hot dogs is 16.4% lower than during the fiscal 2016 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2017. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

In March 2010, the Federal government passed legislation to reform the U.S. health care system. As part of the plan, employers will be expected to provide their employees that work more than 30 hours per week with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we may be forced to expand healthcare coverage in 2016 or incur new penalties which may increase our health care costs.

New York State recently passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase will be phased in differently between New York City and the rest of New York State. Effective December 31, 2016, the minimum wage increased to $12.00 and $10.75 in New York City and outside of New York City, respectively.

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

Effective December 1, 2016, changes to the Fair Labor Standards Act were to take effect, increasing the minimum salary threshold for overtime exemption from $23,660 to $47,476 per annum. Nathan’s performed its evaluation of its workforce and determined that the proposed legislation is not expected to have a significant impact on our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature throughout the year. Although our existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 25, 2016, Nathan’s cash and cash equivalents aggregated $56,403,000. Earnings on this amount of cash and cash equivalents would increase or decrease by approximately $141,000 per annum for each 0.25% change in interest rates.

Marketable Securities

We have historically, invested our marketable securities in intermediate term, fixed rate, highly rated and highly liquid instruments. These investments are subject to fluctuations in interest rates. As of December 25, 2016, Nathan’s did not have any marketable securities on hand. Nathan’s anticipates investing in marketable securities in the future. Marketable securities are considered at risk with respect to interest rates to determine their current market value. Our future rate of return could also be affected at the time of reinvestment as a result of intervening events.

Borrowings

At December 25, 2016, we had $135,000,000 of Notes outstanding which are due in March 2020. Upon maturity, we anticipate having to refinance a significant portion of the Notes and such refinancing would be based upon the then-prevailing interest rates. Interest expense on these borrowings would increase or decrease by approximately $338,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

The cost of commodities is subject to market fluctuation. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices have remained favorable, and as such, our market price for hot dogs is 16.4% lower than during the fiscal 2016 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2017. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs in an effort to reduce the impact of increasing market prices. We recently concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. With the exception of those commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. Generally, we have attempted to pass through permanent increases in our commodity prices to our customers, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 25, 2016 would have increased or decreased our cost of sales by approximately $3,660,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 25, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 3, 2017	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2017	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 25, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

 *Filed herewith.