Form 10-K
period 2017-03-26
NATHANS FAMOUS INC
filed 2017-06-09
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 26, 2017

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	(Do not check if a smaller reporting company)
Smaller reporting company
Emerging growth company

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 25, 2016 - was approximately $143,198,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

 As of June 6, 2017, there were outstanding 4,179,050 shares of Common Stock, par value $.01 per share.

     DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treacher’s Corp. References to the fiscal 2017 period mean the fiscal year ended March 26, 2017 and references to the fiscal 2016 period mean the fiscal year ended March 27, 2016. In addition, references to the Notes or the Senior Secured Notes refer to the $135,000,000 10.000% Senior Secured Notes due 2020.

We are a leading branded licensor, wholesaler and retailer of products marketed under our Nathan’s Famous brand, including our popular Nathan’s World Famous Beef Hot Dogs. What began as a nickel hot dog stand on Coney Island in 1916 has evolved into a highly recognized brand throughout the United States and the world. Our innovative business model seeks to maximize the points of distribution for and the consumption of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and our other products across a wide-range of grocery retail and foodservice formats. Our products are currently marketed for sale in approximately 57,000 locations, including supermarkets, mass merchandisers and club stores, selected foodservice locations and our Company-owned and franchised restaurants throughout the United States and in sixteen foreign territories and countries. The Company considers itself to be in the foodservice industry, and has pursued co-branding initiatives. Our major channels of distribution are as follows:

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

●

The Branded Product Program (“BPP”) provides foodservice operators in a variety of venues the opportunity to capitalize on our Nathan’s Famous brand by marketing and selling certain Nathan’s Famous hot dog products. We believe that the program has broad appeal to foodservice operators due to its flexibility to deliver our products to a wide variety of distribution channels. In conjunction with the program, operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s point of purchase materials. Unlike our licensing and franchise programs, we do not generate revenue from royalties, but rather by selling our hot dog products either directly to foodservice operators or to various foodservice distributors who resell the products to foodservice operators.

●

Our licensing program contracts with certain third parties to manufacture, distribute, market and sell a broad variety of Nathan’s Famous branded products including our hot dogs, sausage and corned beef products, frozen French fries and additional products through retail grocery channels and club stores throughout the United States. As of March 26, 2017, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 43,000 supermarkets, mass merchandisers and club stores including Kroger, Publix, ShopRite, Walmart, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in 50 states. We earn revenue through royalties on products sold by our licensees.

We also own, through our subsidiary NF Treacher’s Corp., the Arthur Treacher’s brand and trademarks. We use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. Currently, we operate eight Arthur Treacher’s BMP locations, including our first mobile cart that opened on March 25, 2017.

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

●	expanding our licensing programs for packaged Nathan’s Famous products through new product introductions and geographic expansion; and

●	continuing to profitably operate our iconic Company-owned restaurants, and opportunistically invest in Company-owned restaurant expansion.

As a result of our efforts to expand the Nathan’s Famous brand, as of March 26, 2017:

●	our Nathan’s Famous restaurant system consisted of 279 franchised units and five Company-owned units (including one seasonal unit) located in 19 states and 12 foreign countries;

●

our Nathan’s Famous Branded Product Program distributes our Nathan’s World Famous Beef Hot Dogs throughout all 50 states, the District of Columbia, Puerto Rico, Canada, the US Virgin Islands, Guam and Mexico;

●	Nathan’s Famous packaged hot dogs and other products were offered for sale within approximately 43,000 supermarkets and club stores in 50 states.

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

Restaurant Operations

Currently, our restaurant operations are comprised predominantly of Nathan’s Famous restaurants, which have been co-branded with Arthur Treacher’s and Kenny Rogers Roasters menu items in 41 and 16 units, respectively.

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

Nathan’s World Famous Beef Hot Dogs are flavored with its secret blend of spices provided by Ida Handwerker in 1916, which historically have distinguished Nathan’s World Famous Beef Hot Dogs. Our hot dogs are prepared and served in accordance with procedures which have not varied significantly since our inception over 100 years ago in our Company-owned and franchised restaurants. Our signature crinkle-cut French fries, cooked in 100% trans-fat-free oil, are featured at each Nathan’s restaurant. We believe the majority of sales in our Company-owned units consist of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.

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

Nathan’s restaurant designs are available in a range of sizes from 300 to 4,000 square feet. We have also developed various Nathan’s carts, kiosks, mobile food carts, trucks and modular units. Our smaller units may not have customer seating areas, although they may often share seating areas with other fast food or quick service outlets in food court settings. Other units generally provide seating for 45 to 125 customers. Carts, trucks, kiosks and modular units generally carry only the core menu. This menu is supplemented by a number of other menu selections in our other restaurant types.

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

Franchise Operations

At March 26, 2017, our Nathan’s franchise system, including our Branded Menu Program, consisted of 279 units operating in 19 states and 12 foreign countries.

Our franchise system includes among its 139 franchisees such well-known companies as HMS Host, Compass Group USA, Inc., Gourmet Dining Services, Inc., CulinArt, National Amusements, Inc., Hershey Entertainment & Resorts Company, and Bruster’s Real Ice Cream. We continue to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During our fiscal year ended March 26, 2017, no single franchisee accounted for over 10% of our consolidated revenue. At March 26, 2017, HMS Host operated 13 franchised outlets, including two units at airports, 10 units within highway travel plazas and one unit within a mall. Additionally, at March 26, 2017, HMS Host operated 47 locations featuring Nathan’s products pursuant to our Branded Product Program. At March 26, 2017, there were also six Kmart locations and 20 Bruster’s Real Ice Cream shops selling Nathan’s products under our Branded Menu Program.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us to be applied on a system-wide basis. We regularly monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal 2017 period, franchisees opened 53 new Nathan’s Famous franchised units in the United States (including 26 Branded Menu Program units), and 20 units internationally.

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

As of March 26, 2017, the Nathan’s Branded Menu Program was comprised of 106 outlets, which included 20 Nathan’s Famous Branded Products within Bruster’s Real Ice Cream shops, a premium ice cream franchisor headquartered in Western Pennsylvania and six locations operating within K-Mart.

Arthur Treacher’s

Arthur Treacher’s Fish-n-Chips, Inc. was originally founded in 1969. Arthur Treacher’s main product is its “Original Fish-n-Chips,” consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal “hush puppies.” Full menu restaurants emphasize the preparation and sale of batter-dipped fried seafood and chicken dishes served in a quick-service environment.

We are the sole owner of all rights to the Arthur Treacher’s brand and the exclusive franchisor of the Arthur Treacher’s restaurant system (subject to a limited license granted to PAT Franchise Systems, Inc. (“PFSI”)) in Indiana, Michigan, Ohio, and Pennsylvania, (“the PFSI Markets”). Pursuant to the license, PFSI has no obligation to pay fees or royalties to us in connection with its use of the Arthur Treacher’s intellectual property within the PFSI Markets. As a result of PFSI’s failure to satisfy the Development Schedules for each of the territories, all future development rights have reverted to Nathan’s.

As of March 26, 2017, Arthur Treacher’s, as a co-brand, was included within 41 Nathan’s Famous restaurants. Our primary intention was to continue including co-branded Arthur Treacher’s operations within our Nathan’s Famous restaurants and explore alternative distribution channels for Arthur Treacher’s products. We may seek to expand the opportunity for an Arthur Treacher’s Branded Menu Program in the future. Currently we operate eight Arthur Treacher’s BMP locations including our first mobile cart that opened on March 25, 2017.

Kenny Rogers Roasters

We have the right to use the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the Nathan’s Famous restaurants existing at April 23, 2008, where the Kenny Rogers products had already been introduced.

Company-owned Nathan’s Restaurant Operations

As of March 26, 2017, we operated five Company-owned Nathan’s units, including one seasonal location, in New York. Since 2012, we have invested significantly in our Company-owned restaurants. In March 2012, we relocated our seasonal Coney Island Boardwalk restaurant to a more prominent location. Our Coney Island flagship location was rebuilt and re-opened on May 20, 2013 after suffering severe damage as a result of Superstorm Sandy on October 29, 2012. Our Yonkers location was down-sized, relocated and re-opened on November 18, 2013 pursuant to its new lease, and our Oceanside restaurant was also relocated and downsized and re-opened on March 25, 2015, after being closed for approximately three months for development. Four of our Company-owned restaurants range in size from approximately 2,650 square feet to 10,000 square feet and have seating to accommodate between 60 and 125 customers. These restaurants are open seven days a week on a year-round basis and are designed to appeal to consumers of all ages. We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards.

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

International Development

As of March 26, 2017, Nathan’s Famous franchisees operated 59 units in 12 foreign countries. During the fiscal 2017 period we opened 20 new units internationally, including our first four units in Kyrgyzstan, two units in Kazakhstan and one unit in the Philippines pursuant to new development agreements. Additionally, we opened five units in Russia, four units in Australia, two units in Panama, one unit in Malaysia, and one unit in Turkey pursuant to existing development agreements.

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

Following is a summary of our international operations for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015: See Item 1A-“Risk Factors.”

	March 26,	March 27,	March 29,
	2017	2016	2015
Total revenue	$6,186,000	$5,235,000	$3,430,000
Gross profit (a)	$2,591,000	$1,655,000	$1,186,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 26, 2017 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Arizona	-	1	1
California	-	1	1
Connecticut	-	4	4
Florida	-	21	21
Georgia	-	10	10
Illinois	-	1	1
Kentucky	-	2	2
Maryland	-	3	3
Massachusetts	-	7	7
Missouri	-	1	1
Nevada	-	13	13
New Jersey	-	31	31
New York	5	98	103
North Carolina	-	1	1
Ohio	-	3	3
Pennsylvania	-	11	11
Rhode Island	-	2	2
South Carolina	-	8	8
Texas	-	2	2
Domestic Subtotal	5	220	225

International Locations	Company	Franchise (1)	Total (1)

Australia	-	6	6
Dominican Republic	-	6	6
Egypt	-	1	1
Jamaica	-	2	2
Kazahkstan	-	2	2
Kuwait	-	9	9
Kyrgyzstan	-	4	4
Malaysia	-	4	4
Panama	-	4	4
Philippines	-	1	1
Russia	-	19	19
Turkey	-	1	1
International Subtotal	-	59	59
Grand Total	5	279	284

(1)	Amounts include 106 units operated pursuant to our Nathan’s and Arthur Treacher’s Branded Menu Programs. Units operating pursuant to our Branded Product Program are excluded.

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

As of March 26, 2017, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico. During the fiscal 2017 period, we continued to open many new locations offering Nathan’s branded products. Today, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s and Hot Dog On A Stick, national movie theater chains such as Regal Entertainment and National Amusements, casino hotels such as Foxwoods Casino in Connecticut, the Grand Casino in Minnesota and convenience store chains such as Race Trac, Holiday Station stores, and the Cinemex movie chain in Mexico. The Branded Products Program also continued its representation in professional sports arenas with Nathan’s World Famous Beef Hot Dogs now being served in stadiums and arenas that host the New York Yankees, New York Mets, Brooklyn Nets, New York Islanders, Dallas Cowboys and Miami Marlins.

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

Expansion Program

We expect that our retail licensing program will continue to grow centered around our licensing program with John Morrell & Co. John Morrell brings superior sales and marketing resources to our brand through its national scale, broad distribution platform, strong retail relationships and research and development infrastructure capable of developing and introducing attractive new products. As a result of our partnership with John Morrell, we expect Nathan’s Famous products to further penetrate the grocery, mass merchandising and club channels by expanding points of distribution in targeted, underpenetrated regions and through the development of new products. John Morrell expects to leverage this relationship with continued full-scale marketing efforts, both inside and outside of stores, highlighted by exciting customer events and brand representation and support at numerous Hot Dog Eating Contest Qualifying Events. Nathan’s through its relationship with John Morrell & Co. has been named the official hot dog of Major League Baseball for the 2017 and 2018 seasons. Additionally, John Morrell & Co. will continue its mobile marketing tour throughout the year, whereby merchandising trucks will continue visiting numerous supermarkets and community events throughout the country, and select Hot Dog Eating Contests to bring the Nathan’s / Coney Island experience to new markets, emphasizing our relationship with Major League Baseball.

We expect to continue the growth of our Branded Product Program through the addition of new points of sale. We believe that the flexible design of the Branded Product Program makes it well-suited for sales to all segments of the broad foodservice industry. We intend to keep targeting sales to a broad line of food distributors, which we believe compliments our continuing focus on sales to various foodservice retailers. We continue to believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

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

Co-branding

We believe that there is a continuing opportunity for co-branding of our restaurant concept and/or menu items with other restaurant concepts, as well as within our restaurant system as new franchise opportunities are developed. Franchisees that have co-branded a Nathan’s Famous restaurant with our other brands received a then-current Uniform Franchise Offering Circular (“UFOC”) or Franchise Disclosure Document (“FDD”) and executed a participation agreement as a rider to their franchise agreement. We initially implemented our co-branding strategy within the Nathan’s Famous restaurant system by adding the Arthur Treacher’s and Kenny Rogers Roasters brands into Nathan’s Famous restaurants. Upon the sale of Kenny Rogers Roasters in April 2008, we discontinued co-branding that brand within new restaurants in the Nathan’s Famous system. We have continued our co-branding effort with the Arthur Treacher’s brand with new and existing Nathan’s Famous franchisees and expect to do so in the future. We may seek to further explore opportunities to co-brand the Arthur Treacher’s brand to other multi-unit foodservice operators in the future. At March 26, 2017, the Arthur Treacher’s brand was being sold within 41 Nathan’s restaurants and the Kenny Rogers Roasters brand was being sold within 16 Nathan’s restaurants. We have maintained the right to sell Kenny Rogers products in our Nathan’s locations that were existing prior to May 2008 and to receive the revenue from those sales without having to pay royalties.

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

Licensing Program

Commencing March 2, 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc., became Nathan’s primary licensee. Pursuant to the Agreement, John Morrell & Co., for a term of 18 years has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The Agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties of at least $10 million in the first year of the term and which minimum guaranteed royalties increase annually throughout the term. Nathan’s earned royalties of approximately $17,073,000 in fiscal 2017 and $16,586,000 in fiscal 2016. We believe our future operating results will continue to be substantially impacted by the terms and conditions of the agreement with John Morrell & Co., but there can be no assurance thereof (See Item 1A - “Risk Factors”). Since 2002, John Morrell & Co. has licensed from us the right to manufacture and sell branded hot dogs and sausages to selected foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,351,000 and $1,389,000 during the fiscal 2017 period and fiscal 2016 period, respectively.  The majority of these royalties were earned from one account.  As of March 26, 2017, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 43,000 supermarkets, mass merchandisers and club stores including Kroger, Publix, ShopRite, Walmart, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in 50 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned from this agreement were approximately 90.5% of our fiscal 2017 period license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties. During fiscal 2017 and 2016, we earned $870,000 and $852,000, respectively, from this license. Through this agreement, we control the manufacture of all Nathan’s hot dogs.

During fiscal 2017, our licensee ConAgra Foods Lamb Weston, Inc. continued to produce and distribute Nathan’s Famous frozen French fries and onion rings for retail sale pursuant to a license agreement. These products were distributed within 37 states, primarily on the East Coast and in the South-West and West Coast during fiscal 2017. During fiscal 2017 and 2016, we earned royalties of $482,000 and $452,000, respectively, under this agreement. For the contract year ended in July 2016, we earned royalties of $106,000 in excess of the annual minimum. ConAgra Foods Lamb Weston, Inc. continues to seek to further expand its market penetration in the Eastern United States and in the Mid-West. ConAgra Foods Lamb Weston, Inc. previously exercised its second option to extend the license agreement through July 2018, pursuant to which the minimum royalties will increase 5% annually.

During fiscal 2017, we continued to license the right to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores. Royalties earned under this agreement were approximately $231,000 during fiscal 2017 and $199,000 during fiscal 2016.

We also have licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” or “Arthur Treacher’s” name for the manufacture and sale of various products including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned from all of these products were approximately $311,000 during fiscal 2017 and $288,000 during fiscal 2016.

We have a license agreement with Inventure Foods, Inc. for the manufacture and sale of Nathan’s branded potato chips and other salty snack products. Royalties earned under this agreement were approximately $49,000 during fiscal 2017 and fiscal 2016. The agreement automatically renewed until December 31, 2019, as no non-renewal notice was received prior to expiration on December 31, 2016.

Provisions and Supplies

Nathan’s World Famous Beef Hot Dogs are primarily manufactured by John Morrell & Co. for sale by our Branded Product Program, our restaurant system, and at retail. Previously, John Morrell & Co. manufactured our proprietary hot dogs in connection with sales pursuant to our Branded Product Program. John Morrell & Co. and other hot dog manufacturers supply the hot dogs for our Company-operated and franchise-operated restaurants. All hot dogs are manufactured in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”). Saratoga Specialties produces Nathan’s proprietary spice formulations and we have, in the past, engaged Newly Weds Foods, Inc. as an alternative source of supply. Our frozen crinkle-cut French fries have been produced exclusively by ConAgra Foods Lamb Weston, Inc. McCain Foods USA is a secondary source of supply of our frozen French fries for our restaurant system. During fiscal 2017, McCain Foods USA provided approximately 23.3% of our frozen crinkle-cut French fries. Most other Company provisions are purchased from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high quality items at competitive prices.

We utilize a unified source for the predominant distribution needs of our domestic restaurant system pursuant to a national food distribution contract with US Foodservice, Inc. This agreement enables our restaurant operators to order and receive deliveries for the majority of their food and paper products directly through this distributor. We believe that this arrangement not only ensures availability of product but is more efficient and cost-effective than having multiple distributors for our restaurant system. This agreement expires on July 31, 2018. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Vistar / PFG, McLane and DOT Foods beginning April 2017.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, the Branded Menu Program, within supermarkets and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we have further penetrated the markets that we serve and have also entered new markets. We also derive further brand recognition from the Nathan’s Famous Hot Dog Eating Contests. In 2016, we hosted 13 regional contests at a variety of high profile locations such as New York New York Hotel and Casino, Las Vegas, NV, and Citifield, Queens, NY, as well as within the cities of Nashville, TN, San Antonio and Houston, TX, St. Louis, MO, Charlotte, NC, Syracuse, NY, Norfolk, VA and Washington, DC. In 2017, we are again holding contests at NASCAR events including the annual Speed Street celebration in Charlotte, NC, and Long Pond Speedway in the Poconos. Our first regional contest of 2017 took place in Texas on March 18th and will occur in 17 additional cities. These regional contests culminate on July 4th as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” In 2011, we introduced our women’s-only Hot Dog Eating Contest which included the top finishing female competitor from each qualifying regional contest. The regional contests typically garner significant amounts of local publicity and the national championship contest that is held on July 4th generates significant brand exposure across major broadcast and cable networks nationally. The national championship contest has been aired nationally on ESPN since 2004.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further our brand recognition. In addition to the branded signage opportunity, Nathan’s is given the opportunity to sell its Nathan’s World Famous Beef Hot Dog and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s Famous trade-dressed concession stands and as menu items that are served in suites and throughout seating areas. Some of Nathans’ current sports sponsorships include:

●	Professional Baseball: Yankee Stadium-New York Yankees, Citifield-New York Mets; and Marlins Park-Miami Marlins

●	Professional Basketball and Hockey: The Barclays Center - Brooklyn Nets and NY Islanders; and

●	Professional Football: MetLife Stadium-New York Giants and New York Jets and AT&T Stadium – Dallas Cowboys.

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

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.0% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund must be expended on local programs approved by us as to form, content and method of dissemination. Certain franchisees, including those operating pursuant to our Branded Menu Program were not obligated to contribute to the advertising fund during fiscal 2017. Vendors that supply products to our restaurant system also contribute to the advertising fund based upon purchases made by our franchisees and at Company-owned restaurants.

Throughout fiscal 2017, Nathan’s primary restaurant marketing emphasis continued to be focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.” We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

Nathan’s celebrated its 100th Year Anniversary in 2016 and developed specific marketing plans and campaigns celebrating our centennial. Our special public relations campaigns were comprised of a general media campaign in addition to targeted efforts emphasizing the restaurant and grocery industries and general business media. These activities included television and radio, newsprint features and social media.

Additionally, on May 28, 2016, we hosted our 100th Year Anniversary celebration at our Flagship Coney Island restaurant by selling 5-cent hot dogs, which was at the heart of Nathan’s founding in 1916. On Labor Day weekend, we also hosted special events in New York City.

Nathan’s marketing efforts include the use of free-standing inserts with coupons in Sunday newspapers. During fiscal 2017 and fiscal 2016, our marketing activities continued with the use of free-standing inserts in addition to radio flights and use of a localized newsprint campaigns. These newsprint campaigns typically reach more than eight million homes per insertion in the area surrounding approximately 100 Nathan’s company-owned and franchised restaurants. These programs usually feature heavily discounted offers that are designed to attract customers to our restaurants. We monitor the results of these campaigns and have committed to additional campaigns in fiscal 2018.

In 2017, we retained a social media agency to effectively market to and broaden Nathan’s brand exposure with the younger generation. The goal is to increase brand awareness and seek to make the brand relevant with younger customers.

The objective of our Branded Product Program has historically been to provide our foodservice operator customers with value-added, high quality products supported with meaningful point of sale materials and other forms of operational support.

During fiscal 2017, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national industry trade shows, and regional, local distributor trade events. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests. Most of the sales of new restaurant franchises to franchisees are achieved through the direct effort of Company personnel. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During year ending March 25, 2018 (“fiscal 2018”), we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We are currently continuing the process of upgrading our social media platforms by enhancing our corporate website and Facebook page and expanding the use of Twitter.

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

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in 24 states as well as Puerto Rico and the U.S. Virgin Islands. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default, and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations. Our international franchise operations are subject to franchise-related and other laws in the jurisdictions in which our franchisees operate. These laws in the U.S. and overseas have not precluded us from enforcing the terms of our franchise agreements, and we do not believe that these laws are likely to significantly affect our operations.

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

The Sarbanes-Oxley Act of 2002 and rules promulgated thereunder by the Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures. We are committed to industry best practices in these areas.

We believe that we operate in substantial compliance with applicable laws and regulations governing our operations, including the FTC Rule and state franchise laws.

Employees

At March 26, 2017, we had 180 employees, 46 of whom were corporate management and administrative employees, 18 of whom were restaurant managers and 116 of whom were hourly full-time and part-time foodservice employees. We may also employ approximately 400-450 seasonal employees during the summer months. Foodservice employees at three Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2017. We are currently in the process of negotiating a new contract but there can be no assurance that we will enter into a new agreement or as to the terms of the agreement. Employees at a fourth location are represented by the same union pursuant to a different agreement that expires November 30, 2019. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 43 years.

We provide a training program for managers and assistant managers of our Company-owned and new franchised restaurants. Hourly food workers are trained on site by managers and crew trainers following Company practices and procedures outlined in our operating manuals.

Trademarks

We hold trademark and/or service mark registrations for NATHAN’S, NATHAN’S FAMOUS, NATHAN’S FAMOUS and design, NATHAN’S and Coney Island design, SINCE 1916 NATHAN’S FAMOUS and design, and THE ORIGINAL SINCE 1916 NATHAN’S FAMOUS and design within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in 80 international jurisdictions, including Canada and China. We also hold various related marks, FRANKSTERS, FROM A HOT DOG TO AN INTERNATIONAL HABIT, MORE THAN JUST THE BEST HOT DOG! and design, and Mr. Frankie design, for restaurant services and some food items.

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

Our trademark and service mark registrations were granted and expire on various dates. We believe that these trademarks and service marks provide significant value to us and are an important factor in the marketing of our products and services. We believe that we do not infringe on the trademarks or other intellectual property rights of any third parties. We also have licenses to use the Kenny Rogers trademarks and service marks in the then-existing Nathan’s restaurants existing on April 23, 2008.

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

In addition, electronic copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) are available free of charge on our website, www.nathansfamous.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Our licensing revenue and overall profitability is substantially dependent on our agreement with John Morrell & Co. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.

               We earned license royalties from John Morrell of approximately $17,073,000, in fiscal 2017 and approximately $16,586,000, in fiscal 2016. As a result of our agreement with John Morrell, we expect that most of our license revenues will be earned from John Morrell for the foreseeable future. While our agreement with John Morrell expires in 2032, John Morrell’s BPP business is weighted towards one high volume user who has not sold product pursuant to a formal agreement. In the event that (i) John Morrell or its customers experience financial difficulties, (ii) there is a disruption or termination of the John Morrell Agreement or (iii) there is a decrease in our revenue from John Morrell, it would have a material adverse effect on our business, results of operations and financial condition.

A significant amount of our Branded Product Program (“BPP”) revenue is from a small number of BPP accounts. The loss of any one or more of those BPP accounts could harm our profitability and operating results.

For the fiscal 2017 period, approximately 70% of our BPP business is from seven accounts, including one account representing approximately 20% of the BPP business, with which we have relatively short-term contracts. In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations and financial condition.

Our increase in Adjusted EBITDA in fiscal 2017 compared to fiscal 2016 primarily results from a decrease in expenses.

While our Adjusted EBITDA increased from $27.2 million in fiscal 2016 to $28.3 million in fiscal 2017, such increase was primarily the result of a decrease in total costs and expenses (primarily beef costs) from $75.9 million in fiscal 2016 to $70.4 million in fiscal 2017. Our expenses are and will be impacted by commodity costs and other factors beyond our control, such as future increases in the minimum wage. Any significant increase in the cost of beef and our other expenses without a corresponding increase in revenues would have a material adverse effect on our business, results of operations and financial condition.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors beyond our control. For several years prior to June 2015, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased. Since June 2015, beef prices have significantly declined. Accordingly, the market price of hot dogs during the Fiscal 2016 period was approximately 11.6% lower than the period ended March 27, 2015 (the “Fiscal 2015” period) and was approximately 13.9% lower during the Fiscal 2017 period than the Fiscal 2016 period. We do not expect this decline to continue as beef prices have increased in the beginning of Fiscal 2018 and accordingly we anticipate that in Fiscal 2018 beef prices could increase. If the price of beef or other food products that we use in our operations significantly increases, particularly in the BPP, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease and such decrease in operating margins could have a material adverse effect on our business, results of operations or financial condition.

John Morrell currently has three manufacturing facilities producing different Nathan’s products and a long-term significant interruption of a primary facility could potentially disrupt our operations.

John Morrell currently has three manufacturing facilities producing different Nathan’s products. A temporary closure of any of the three plants could potentially cause a temporary disruption to our source of supply, potentially causing some or all of certain shipments to customers to be delayed. A longer-term significant interruption at any of these production facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis while John Morrell determines how to make up for any lost production capabilities, during which time we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect our business, results of operations and financial condition. Furthermore, a supply disruption or other events such as the recent discovery that a limited number of packages of Nathan’s hot dogs had visible metal flakes between the hot dogs and the packaging film might affect our brand in the eyes of consumers and the retail trade, which damage might negatively impact our overall business in general, which could result in a material adverse effect on our business, results of operations or financial condition.

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

We have an agreement with a secondary hot dog manufacturer that continues to also supply natural casing hot dogs for our restaurant business. Additionally, a majority of the frozen crinkle-cut French fries sold through our franchised restaurants have been obtained from one supplier. Beginning in fiscal 2013, we began a relationship with a secondary source of supply of our frozen French fries for our restaurant system.

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

Any of the foregoing occurrences may cause disruptions in the supply of our hot dog or French fry products, as the case may be, damage our franchisees and our BPP customers, adversely impact our financial results and/or damage our brand.

Our earnings and business growth strategy depends in large part on the success of our product licensees and product manufacturers. Our reputation and the reputation of our brand may be harmed by actions taken by our product licensees or product manufacturers that are otherwise outside of our control.

A significant portion of our earnings has come from royalties paid by our product licensees such as John Morrell & Co. and ConAgra Foods Lamb Weston, Inc., Saratoga Food Specialties, Inc., a wholly owned subsidiary of John Morrell, and Perfection Foods. Although our agreements with these licensees contain numerous controls and safeguards, and we monitor the operations of our product licensees, our licensees are independent contractors, and their employees are not our employees. Accordingly, we cannot necessarily control the performance of our licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture our products for retail distribution and our foodservice businesses, timely delivery of the licensed products, market the licensed products and assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming in the quality (such as the recent discovery that a limited number of packages of Nathan’s hot dogs had visible metal flakes between the hot dogs and the packaging film), quantity and/or timely delivery of a licensed product is likely to be attributed by consumers to an entire brand’s reputation, potentially adversely affecting our business, results of operations and financial condition. In addition, a licensee’s failure to effectively market the licensed products may result in decreased sales, which would adversely affect our business, results of operations and financial condition. Also, to the extent that the terms and conditions of any of these license agreements change or we change any of our product licensees, our business, results of operations and financial condition could be materially affected.

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

Recent changes to minimum wage rates and other labor laws have increased our labor costs.

We must comply with the Fair Labor Standards Act and various federal and state laws governing minimum wages.  Increases in the minimum wage and labor regulations have increased our labor costs.  New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide which over a period of time will increase the minimum wage to $15.00 per hour. The first increase from this law took effect beginning December 31, 2015 and will be fully phased in by December 31, 2018 in New York City, where we operate three Company-owned restaurants and by December 31, 2021 throughout the rest of New York State which impacts the labor costs at our two remaining Company-owned restaurants and our franchised restaurants that operate in New York State. The impact of the New York minimum wage increases on our business amounted to a 6.9% average salary increase in 2015 and approximately a 12.2% average increase in 2016 for our employees that were affected.  We also expect that the increases that took effect on December 31, 2016 will increase the hourly wage by 12.5% for the employees that are affected in 2017. Our labor costs were further impacted by legislation adopted by New York City in 2014 which extended paid sick leave to all employees, including part-time employees. In addition, voters in the state of New Jersey voted to increase the minimum wage in the 2013 general election, and the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. As a result, we anticipate that our labor costs will continue to increase.  Our labor costs may also increase as a result of our new union contract.  If we are unable to pass on these higher costs through price increases, our margins and profitability as well as the profitability and margins of our franchisees will be adversely impacted which could have a material adverse effect on our business, results of operations or financial condition. Our business could be further negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of existing franchised restaurants.

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

Events reported in the media, such as the recent recall of approximately 200,000 pounds of Nathan’s hot dogs due to the discovery that a limited number of packages of Nathan’s hot dogs had visible metal flakes between the hot dogs and the packaging film or incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to our brand’s reputation and affect sales and profitability. Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick-service restaurant business and could in the future affect our business as well. Our brand’s reputation is an important asset to the business; as a result, anything that damages our brand’s reputation could immediately and severely hurt systemwide sales and, accordingly, revenue and profits. If customers become ill from food-borne illnesses or food tampering, we could also be forced to temporarily close some, or all, restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect system sales on a local, regional or systemwide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of our Company-owned restaurants or our franchisees’ restaurants, could materially harm our business, results of operations and financial condition.

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

We sell our products to retail outlets and wholesale distributors including, traditional supermarkets, mass merchandisers, warehouse clubs, wholesalers, food service distributors and convenience stores. The replacement by or poor performance of our major wholesalers, retailers or chains or our inability to collect accounts receivable from our customers could materially and adversely affect our results of operations and financial condition. In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. For instance, license royalties in the second quarter of fiscal 2017 decreased as compared to the second quarter of fiscal 2016 due to competitor pricing pressure in the second quarter of fiscal 2017. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support. A significant decline in the purchase of our products would have a material adverse effect on our business, results of operations and financial condition.

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

We rely on third-party manufacturers to produce our products and on other suppliers to supply raw materials. Such manufacturers and other suppliers, whether in the United States or outside the United States, are subject to a number of regulations, including food safety and environmental regulations. Failure by any of our manufacturers or other suppliers to comply with regulations, or allegations of compliance failure, may disrupt their operations. In addition, disruption of operations could be impacted by events such as the recent discovery that a limited number of packages of Nathan’s hot dogs had visible metal flakes between the hot dogs and the packaging film, the result of which led to the recall of approximately 200,000 pounds of Nathan’s hot dogs. Disruption of the operations of a manufacturer or other suppliers could disrupt our supply of product or raw materials, which could have an adverse effect on our business, consolidated financial condition, results of operations or liquidity. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect our business, consolidated financial condition, results of operations or liquidity.

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

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products. These events and factors include:

●	changes in customer demand;
●	A reduction in the purchases of our hot dogs or other adverse consequences resulting from the recent discovery that a limited number of packages of Nathan’s hot dogs had visible metal flakes between the hot dogs and the packaging film;
●	sales promotions by Nathan’s and its competitors;
●	variations in the timing and volume of Nathan’s sales and franchisees’ sales;
●	changes in the terms of our existing license/supply agreements and/or the replacement of existing licenses or suppliers;
●	changes in average same-store sales and customer visits;
●	variations in the price, availability and shipping costs of supplies;
●	seasonal effects on demand for Nathan’s products;
●	unexpected slowdowns in new store development efforts;
●	changes in competitive and economic conditions generally;
●	changes in the cost or availability of ingredients or labor;
●	weather and acts of God; and
●	changes in the number of franchises sold and in franchise agreement renewals.

Our operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact our sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our Company-owned and our franchisees’ restaurants. A heavy snowstorm or a tropical storm or hurricane in the Northeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area at Company-owned and franchised restaurants. For instance, Superstorm Sandy forced the temporary closing of all of our Company-owned restaurants. Our flagship Coney Island restaurant and our Boardwalk restaurant were closed for an extended period of time. In addition, 78 franchised restaurants including 18 BMP locations were closed for varying periods of time, one of which has not re-opened. Our fourth quarter includes winter months and historically has a lower level of sales at Company-owned and franchised restaurants. Additionally, our Company-owned restaurants at Coney Island are heavily dependent on favorable weather conditions during the summer season. Rain during the weekends and/or unseasonably cold temperatures will negatively impact the number of patrons going to the Coney Island beach locations. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, and can result in restaurant operating losses. For these reasons, a quarter-to-quarter comparison may not be a good indication of our performance or how it may perform in the future.

Due to the concentration of our restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of March 26, 2017, we and our franchisees (including units operated pursuant to our BMP) operated Nathan’s restaurants in 19 states and 12 foreign countries. As of March 26, 2017, the highest concentration of operating units was in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our results of operations in the future.

We rely extensively on computer systems, point of sales system and information technology to manage our business. Any disruption in our computer systems, point of sales system or information technology may adversely affect our ability to run our business.

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

Based upon future economic and capital market conditions, as well as the performance of individual operating units, future impairment charges could be incurred.

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

Our business outside of the United States is subject to a number of additional factors, including international economic and political conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights (including intellectual property rights) and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land and construction costs, and the availability of appropriate franchisees. In developing markets, we may face risks associated with new and untested laws and judicial systems. Although we believe we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

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

On July 29, 2014, the General Counsel of the National Labor Relations Board (NLRB) issued a statement announcing that McDonald’s Corp. might be charged with being jointly liable for labor and wage violations by its franchisees. Subsequently on December 19, 2014, the General Counsel issued complaints alleging that McDonald’s Corp. was a “joint employer” with its franchisees at certain franchised locations, under certain fact patterns. McDonald’s Corp. and its franchisees are currently in administrative litigation with the NLRB. If the complaints are not dismissed and the NLRB prevails in the administrative proceedings (as well as in related appeals in federal courts that will ensue), and depending upon the facts charged in that case, the “joint employment” principle may be extended more broadly to franchisors other than McDonald’s Corp. (such as Nathan’s). If that took place, then we also might be held partly liable in cases of alleged overtime, wage, or union-organizing violations by our franchisees. Similar to the NLRB’s action, there have been private lawsuits in which parties have alleged that a franchisor and its franchisee “jointly employ” the franchisee’s staff, that the franchisor is responsible for the franchisees’ staff (under theories of apparent agency, ostensible agency, or actual agency), or otherwise. Among other things, a determination that Nathan's and its franchisees are joint employers of one or more franchisees’ staff may make it easier to organize our franchisees’ staff into unions, provide the staff and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a Nathan’s franchised restaurant. A decrease in profitability or the closing of a significant number of franchised restaurants could significantly impact our business (as well as our franchisees’ businesses), and we may also be significantly impacted if the NLRB successfully brought an action against our company alleging that we are a “joint employer” of our franchisees’ staffs.

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

In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity such as the recent recall of approximately 200,000 pounds of our hot dogs due to the discovery of visible metal flakes between the hot dogs and the packaging film, or a substantial judgment against us could negatively impact our business, results of operations, financial condition and brand reputation, hindering our ability to attract and retain franchisees, expand our BPP and otherwise grow our business in the United States and internationally.

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

The PPACA further permits the United States Food and Drug Administration (the “FDA”) to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans fat content. The FDA nutritional labeling rules require establishments to post calorie counts on all menu items, calorie boards and drive-thru displays throughout the United States. Businesses affected by the new regulations have one year to comply. Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming.

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

In March 2010, the federal government passed new legislation to reform the U.S. health care system. As part of the plan, employers are expected to provide their employees with minimum levels of healthcare coverage or incur certain financial penalties. Our workforce includes numerous part-time workers, which may increase our health care costs and expose us to certain excise taxes, in the event that healthcare is offered to less than 95% of our full-time employees, as defined by the legislation. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care costs could have a material adverse effect on our business, financial condition and results of operations.

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

Some provisions of our certificate of incorporation, by-laws, other corporate documents, including the terms and condition of our Notes, and provisions of Delaware law may discourage takeover attempts and hinder a merger, tender offer or proxy contest targeting us, including transactions in which stockholders might receive a premium for their shares. This may limit the ability of stockholders to approve a transaction that they may think is in their best interest. The corporate documents include:

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

As of March 26, 2017, we had $135.0 million of indebtedness under the Senior Secured Notes. Our substantial indebtedness could have important consequences to you. For example, it could:

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

Moreover, because of the interest payments we are required to make, our net income beginning fiscal 2016 and beyond will have a significant negative impact compared to our reported net income in fiscal 2015 period and prior periods. As we entered into the indenture on March 10, 2015 we were only required to accrue interest expense for 20 days during the fiscal 2015 period. In contrast, the full year impact of interest expense on net income has been reflected in our year end results for fiscal 2016 and fiscal 2017 and will be reflected in future periods so long as the Notes remain outstanding.

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

At March 26, 2017, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk	Brooklyn, NY	November 2019 (a)	3,800
Long Beach Road	Oceanside, NY	April 2030	4,100
Central Park Avenue	Yonkers, NY	December 2023	3,500

(a)	Seasonal satellite location.

(b)	At March 26, 2017, in addition to the leases listed above, we were the sub-lessor of one property to a franchisee located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,566,000 in fiscal 2017.

Item 3.	Legal Proceedings.

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

Common Stock Prices

Our common stock is quoted on the NASDAQ Global Market (“Nasdaq”) under the symbol “NATH.” The following table sets forth the high and low closing sales prices per share for the periods indicated:

	High	Low
Fiscal year ended March 26, 2017
First quarter	$46.86	$40.85
Second quarter	51.37	42.08
Third quarter	65.00	48.00
Fourth quarter	66.10	57.80

Fiscal year ended March 27, 2016
First quarter	$58.57	$36.26
Second quarter	42.77	30.36
Third quarter	51.42	37.27
Fourth quarter	54.44	42.03

At June 6, 2017, the closing price per share for our common stock, as reported by Nasdaq, was $63.80.

Performance Graph

The graph below represents the Company’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Restaurant Index. The graph tracks the performance of a $100 investment in our common stock and in each of our indexes (with the reinvestment of all dividends).

Dividend Policy

We do not anticipate that we will pay any cash dividends in the foreseeable future and our ability to pay future dividends is limited by the terms of the indenture with US Bank National Association, as trustee and collateral trustee. Other than the payment of a special dividend of $25.00 per share in March 2015, we have not declared or paid a regular cash dividend on our common stock since our initial public offering. It has been the Board of Directors’ policy to return capital to our shareholders primarily through the purchase of stock pursuant to our stock buyback programs. In addition to the terms of the Indenture, the payment of any cash dividends in the future will be dependent upon our earnings and financial requirements.

Shareholders

As of June 6, 2017, we had approximately 467 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

For the fiscal year ended March 26, 2017, the Company repurchased 30,616 shares at a cost of $1,272,000 of its common stock. The Company did not repurchase any of its common stock during the quarter ended March 26, 2017.

Since the commencement of the Company’s stock buyback program in September 2001 through March 26, 2017, Nathan’s has purchased a total of 5,127,373 shares of common stock at a cost of approximately $77,303,000 under all of its stock repurchase programs and two modified Dutch Auction tender offers, which includes the shares purchased during the fiscal year ended March 26, 2017.

On February 1, 2016 and March 11, 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 26, 2017, Nathan’s has repurchased 939,742 shares at a cost of $29,640,676 under the sixth stock repurchase plan. At March 26, 2017, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Item 6.	Selected Financial Data.

	Fiscal years ended (1)
	March 26, 2017	March 27, 2016	March 29, 2015	March 30, 2014	March 31, 2013
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales (3)	$71,216	$76,031	$75,520	$65,521	$56,656
License royalties	20,368	19,815	18,011	8,513	8,571
Franchise fees and royalties	5,068	5,044	5,581	5,718	5,842
Total revenues	96,652	100,890	99,112	79,752	71,069

Costs and Expenses:
Cost of sales	52,030	57,998	61,951	53,072	44,874
Restaurant operating expenses	3,386	3,557	3,747	3,142	2,700
Depreciation and amortization	1,297	1,255	1,253	1,157	940
General and administrative expenses	13,659	13,117	12,203	11,460	10,437
Total costs and expenses	70,372	75,927	79,154	68,831	58,951

Income from operations	26,280	24,963	19,958	10,921	12,118

Interest expense	(14,665)	(14,630)	(816)	(135)	(453)
Interest and other income, net	189	151	263	401	474
Insurance gain	-	-	-	2,774	-
Impairment charge long-term investment	-	(100)	-	(400)	-
Income before provision for income taxes	11,804	10,384	19,405	13,561	12,139
Provision for income taxes	4,319	4,288	7,702	5,234	4,671
Net income (3)	$7,485	$6,096	$11,703	$8,327	$7,468

Income per share:
Basic (3)	$1.79	$1.38	$2.61	$1.87	$1.70
Diluted (3)	$1.78	$1.37	$2.55	$1.81	$1.63

Dividends declared per share	$-	$-	$25.00	$-	$-
Dividends declared total	$-	$-	$116,110	$-	$-

Weighted average shares used in computing net income per share
Basic	4,172	4,430	4,486	4,450	4,400
Diluted	4,206	4,463	4,588	4,605	4,588

Balance Sheet Data at End of Fiscal Year:
Working capital	$56,763	$49,779	$61,328	$35,378	$27,525
Total assets	$78,125	$71,549	$84,389	$56,135	$49,662
Long-term debt, net (4)	$131,475	$130,266	$129,140	$-	$-
Stockholders’ (deficit) equity	$(66,491)	$(72,336)	$(59,908)	$43,897	$34,148

Supplemental Non-GAAP information (5):
EBITDA (6)	$27,766	$26,269	$21,474	$14,853	$13,532
Adjusted EBITDA (7)	$28,348	$27,155	$22,497	$13,350	$14,289

Selected Restaurant Operating Data:
Company-owned restaurant sales (3)	$15,042	$16,664	$15,874	$13,231	$13,403

Number of Units Open at End of Fiscal Year:
Company-owned restaurants (8)	5	5	5	5	5
Franchised	279	259	296	324	303

Notes to Selected Financial Data

(1)

Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year. The fiscal years ended March 26, 2017, March 27, 2016, March 29, 2015 and March 30, 2014 were each on the basis of a 52-week reporting period, whereas the fiscal year ended March 31, 2013 was on the basis of a 53-week reporting period.

(2)

See Notes A, B and M of the Consolidated Financial Statements for the fiscal year ended March 26, 2017, for any accounting changes, business combinations or dispositions of business operations that materially affect the comparability of the information reflected in this Item 6.

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

(4)	Represents $135.0 million outstanding debt net of unamortized debt issuance costs of $3,525, $4,734 and $5,860 at March 26, 2017, March 27, 2016 and March 29, 2015, respectively.

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

EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be viewed as alternatives to net income or other measures of financial performance or liquidity in conformity with US GAAP. Additionally, our definitions of EBITDA and Adjusted EBITDA may differ from other companies. Analysis of results and outlook on a non-US GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with US GAAP.

	Fiscal Year (1)
(In thousands)	2017	2016	2015	2014	2013

Net income	7,485	6,096	11,703	8,327	7,468
Interest expense	14,665	14,630	816	135	453
Income taxes	4,319	4,288	7,702	5,234	4,671
Depreciation & amortization	1,297	1,255	1,253	1,157	940
EBITDA	27,766	26,269	21,474	14,853	13,532

Insurance gain	-	-	-	(2,774)	-
Impairment charge long-term investment	-	100	-	400	-
Amortization of bond premium	-	64	164	150	130
Stock-based compensation	582	722	859	721	627
ADJUSTED EBITDA	28,348	27,155	22,497	13,350	14,289

(1) Our fiscal year ends on the last Sunday in March which results in a 52- 53-week year. The fiscal years ended March 26, 2017, March 27, 2016, March 29, 2015 and March 30, 2014 consisted of 52 weeks. The fiscal year ended March 31, 2013 consisted of 53 weeks.

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

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, Restaurant operations consisting of Company-owned restaurants and franchising the Nathan’s restaurant concept (including under the Branded Menu Program) and Product licensing agreements for the sale of Nathan’s products within supermarkets and club stores, the manufacture of certain proprietary spices and the sale of Nathan’s products directly to other foodservice operators. For further information please see Note K - Segment Information in the accompanying financial statements.

The following summary reflects the franchise openings and closings of the Nathan’s franchise system for the fiscal years ended March 26, 2017, March 27, 2016, March 29, 2015, March 30, 2014 and March 31, 2013.

	March 26, 2017	March 27, 2016	March 29, 2015	March 30, 2014	March 31, 2013
Franchised restaurants operating at the beginning of the period	259	296	324	303	299
Franchised restaurants opened during the period	53	56	36	56	40
Franchised restaurants closed during the period	(33)	(93)	(64)	(35)	(36)
Franchised restaurants operating at the end of the period	279	259	296	324	303

At March 26, 2017, our franchise system consisted of 279 Nathan’s franchised units located in 19 states, and 12 foreign countries. We also operate five Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

As described in Risk Factors and other sections in this Annual Report on Form 10-K for the year ended March 26, 2017, our future results could be impacted by many developments. In March 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc. became Nathan’s exclusive licensee to manufacture and sell hot dogs, sausage and corned beef at retail. Our future operating results are substantially depended on our agreement with John Morrell & Co. There are also certain risks associated with engaging John Morrell & Co. as exclusive licensee including whether (i) we can maintain or improve the quality and consistency of our products that is expected by our customers, and (ii) John Morrell & Co. will have a sufficient supply of products available for our customers on a timely basis, as well as the risks described under “Risk Factors - - Our licensing revenue is substantially depended on our agreement with John Morrell & Co. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.”

Our future operating results could be impacted by supply constraints on beef prices and/or increases in beef prices.

On March 10, 2015, we consummated a $135 million offering of Notes and subsequently paid a dividend of $25.00 per share (or approximately $116 million in the aggregate). As we consummated the Notes offering on March 10, 2015, we were only required to accrue interest expense for 20 days during fiscal 2015. In contrast, the full year impact of interest expense on net income has been reflected in our year end results for the periods ended March 27, 2016 and March 26, 2017. Our future results could also be impacted by our interest obligations under the Notes. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of $13.5 million per annum and annual amortization of debt issuance costs of approximately $1,200,000. The Indenture governing the Notes imposes operating and other restrictions on us.

During the fiscal year ending March 26, 2017, we paid interest of $6,750,000 on each September 15, 2016 and March 15, 2017.

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

Nathan’s recognizes franchise royalties on a monthly basis which are generally based upon a percentage of sales made by Nathan’s franchisees, when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee, or until collectability is deemed to be reasonably assured.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets are deemed to have indefinite lives, and accordingly, are not amortized, but are evaluated annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015.

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No impairment charges on long-lived assets were recorded during the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015.

Impairment of Long-Term Investment

We make judgments regarding the future realizability of this investment based upon the financial information provided to us by the investment’s management. We typically rely on management’s assumptions, of future revenues and cash flows based upon the annual business plans presented. If these assumptions differ significantly from actual results, we consider whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other than temporary impairment in value has occurred. We have annually performed our evaluation of whether indicators of impairment existed, and determined that an other-than-temporary impairment has occurred and recorded impairment charges of $100,000 and $400,000 on this investment during the fifty-two week periods ended March 27, 2016 and March 30, 2014, respectively. We have not recognized any further impairment on our long-term investments during the fifty-two week period ended March 26, 2017.

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

The Company elected to early adopt this standard in the quarter ended June 26, 2016. The impact of the early adoption resulted in the Company recording a tax benefit of $659,000 within income tax expense for the fifty-two weeks ended March 26, 2017, related to the excess tax benefit on stock incentive awards that settled during these periods. The Company did not record any tax benefit during the fourth fiscal quarter ended March 26, 2017. Prior to adoption of this guidance, these amounts would have increased additional paid-in capital. These items shall not be factored into the projected annual income tax rate, but will be treated as discrete items when they occur. Accordingly, this new treatment will add additional volatility in the Company’s effective tax rate.

The excess tax benefits for the years ended March 27, 2016 and March 29, 2015 were $228,000 and $4,572,000 respectively which increased additional paid-in-capital.

The Company accounts for forfeitures as they occur. Under the new guidance, excess tax benefits related to employee share-based payments of $659,000 are classified as operating activities in the statement of cash flows for the fifty-two weeks ended March 26, 2017. The Company applied the effect of the guidance to the presentation of excess tax benefits in the statement of cash flows prospectively and no prior periods have been adjusted. The Company did not record any cumulative-effect adjustment to accumulated deficit or net assets as a result of adopting this new accounting standard. The Company also modified its diluted earnings per share calculation by excluding the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the thirteen and fifty-two weeks ended March 26, 2017.

In August 2014, the FASB issued new guidance that requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions exist, management is required to include disclosures enabling users to understand those conditions and management’s plans to alleviate or mitigate those conditions. This new standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 16, 2016. This guidance was effective for the Company beginning in the fourth quarter of fiscal 2017 and did not have a material impact on the Company’s results of operations or financial position.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording income to virtually all industries financial statements, under U.S. GAAP as further amended during 2016. The FASB issued certain updates to the standard, including clarifying reporting revenue between Principle versus Agent and clarification in determining performance obligations and licenses guidance. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

There are two basic transition methods that are available – full retrospective, or modified retrospective transition methods. Early adoption is prohibited. Public companies were originally expected to apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein, which for Nathan’s would have been its first quarter of fiscal 2018, beginning on March 27, 2017. On July 9, 2015, the FASB agreed to delay the standard’s effective date to annual reporting periods beginning after December 15, 2017 which will now be our first quarter (June 2018) of our fiscal year ending March 31, 2019.

The Company does not believe that the standard will impact its recognition of revenue for its Branded Product Program, Company-operated restaurants or its recognition of royalties from its franchised restaurants or retail licenses, which are based on a percentage of sales. Currently, franchise and international development fees are recognized when the Company has performed substantially all initial services required by the agreements, which is generally when the franchisee begins operations. Under the new guidance, these fees may be recognized over the term of the agreements. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet selected a transition method. The Company anticipates assigning internal resources to assist with the evaluation and implementation of the new standard, and will continue to provide updates during fiscal year 2018.

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

In January 2017, the FASB issued a new accounting standard that narrows the definition of a business. The concept is fundamental in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU revised the definition of a business to consist of the following key concepts:

●

A business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants.

●

To be capable of being conducted and managed for the purposes described above, an integrated set of activities and assets requires two essential elements–inputs and a substantive process(es) applied to those inputs.

The amendments are effective prospectively for public business entities for annual reporting periods beginning after December 15, 2017. This standard is required to take effect in Nathan’s first quarter ending (June 2018) of our fiscal year ending March 31, 2019. The Company does not expect this new accounting standard will have a material effect on the Company’s results of operations, cash flows or financial position. Early adoption is permitted when certain criteria are met.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements.

Results of Operations

Fiscal year ended March 26, 2017 compared to fiscal year ended March 27, 2016

Revenues

Total sales were $71,216,000 for the fifty-two weeks ended March 26, 2017 (“fiscal 2017 period”) as compared to $76,031,000 for the fifty-two weeks ended March 27, 2016 (“fiscal 2016 period”). Foodservice sales from the Branded Product Program were $55,960,000 for the fiscal 2017 period as compared to sales of $58,545,000 in the fiscal 2016 period. During the fiscal 2017 period, the volume of business increased by approximately 4.6%. However, as a result of our pricing strategy, which is more closely correlated to the cost of beef which declined by approximately 13.9%, our average selling prices were lowered by approximately 8.2% during the fiscal 2017 period as compared to the fiscal 2016 period. Total Company-owned restaurant sales were $15,042,000 during the fiscal 2017 period compared to $16,664,000 during the fiscal 2016 period due primarily to lower sales at both Coney Island locations. Sales at our Company-owned restaurants were unfavorably affected during the fiscal 2017 period due primarily to unfavorable summer weather conditions, in addition to the rain and unseasonably cool weather during April and May 2016, as compared to weather conditions in 2015. Moreover, sales at our Coney Island locations in the fiscal 2016 period were the highest on record. Direct retail sales also decreased $608,000 during the fiscal 2017 period as compared to the fiscal 2016 period as we began to transition this business into our Branded Product Program during the second quarter of fiscal 2017.

License royalties were $20,368,000 in the fiscal 2017 period as compared to $19,815,000 in the fiscal 2016 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased to $18,424,000 for the fiscal 2017 period as compared to $17,975,000 for the fiscal 2016 period. The increase is due to a 7.3% increase in volume during the fiscal 2017 period as compared to the fiscal 2016 period. The increased volume was partially offset by a 4.0% decline in average selling prices, on which our royalties are calculated, due to competitor pricing pressures experienced early in the second quarter. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $104,000 during the fiscal 2017 period as compared to the fiscal 2016 period.

Franchise fees and royalties were $5,068,000 in the fiscal 2017 period as compared to $5,044,000 in the fiscal 2016 period. Total royalties were $4,290,000 in the fiscal 2017 period as compared to $4,293,000 in the fiscal 2016 period. Royalties earned under the Branded Menu program were $955,000 in the fiscal 2017 period as compared to $1,000,000 in the fiscal 2016 period. This decline was primarily attributable to the full year impact of the K-Mart closures and to declines in our sporting venues during the third quarter of fiscal 2017, including the significant decrease of post season baseball in venues where our products are sold. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales, but are based upon product purchases. Traditional franchise royalties were $3,335,000 in the fiscal 2017 period as compared to $3,293,000 in the fiscal 2016 period. Franchise restaurant sales increased to $74,553,000 in the fiscal 2017 period as compared to $73,276,000 in the fiscal 2016 period primarily due to the impact of new restaurant openings during the previous fiscal year. Comparable domestic franchise sales (consisting of 86 Nathan’s outlets, excluding sales under the Branded Menu Program) were $51,288,000 in the fiscal 2017 period as compared to $53,027,000 in the fiscal 2016 period.

Total franchise fee income was $778,000 in the fiscal 2017 period as compared to $751,000 in the fiscal 2016 period. Domestic franchise fee income was $268,000 in the fiscal 2017 period as compared to $394,000 in the fiscal 2016 period due primarily to the difference in the types of locations opened, and associated fees earned, between the two periods. International franchise fee income was $470,000 in the fiscal 2017 period as compared to $299,000 in the fiscal 2016 period due to the timing of new international development. We also recognized forfeited fees of $40,000 during the fiscal 2017 period and $58,000 during the fiscal 2016 period. During the fiscal 2017 period, 53 new franchised outlets opened, including 20 international locations and 26 Branded Menu Program outlets. During the fiscal 2017 period we opened our first four units in Kyrgyzstan, two units in Kazakhstan and one unit in the Philippines pursuant to new development agreements. Additionally, we opened five units in Russia, four units in Australia, two units in Panama, one unit in Malaysia and one unit in Turkey. During the fiscal 2016 period, 56 new franchised outlets opened, including 25 international locations, and 22 Branded Menu Program outlets. During the fiscal 2016 period we opened our first two units in Panama and Australia pursuant to new development agreements. Additionally, we opened 17 units in Russia, 2 units in Malaysia, one unit in Costa Rica and one unit in the Dominican Republic.

Costs and Expenses

Our cost of sales decreased by $5,968,000 to $52,030,000 in the fiscal 2017 period as compared to $57,998,000 in the fiscal 2016 period. Our gross profit (representing the difference between sales and cost of sales) was $19,186,000 or 26.9% of sales during the fiscal 2017 period as compared to $18,033,000 or 23.7% of sales during the fiscal 2016 period. The margin improvement was primarily due to the lower cost of beef in the Branded Products Program and in the Company-operated restaurants which was partly offset by higher restaurant and labor costs.

Cost of sales in the Branded Product Program decreased by approximately $4,748,000 during the fiscal 2017 period as compared to the fiscal 2016 period, primarily due to the 14.2% decrease in the average cost per pound of our hot dogs partly offset by the higher volume of product sold. During the fiscal 2017 period, we completed our purchase of hot dogs pursuant to an open purchase commitment entered into during the fiscal 2016 period, which reduced our overall cost of hot dogs by approximately 29 BPS. We did not make any purchases during the fiscal 2017 period pursuant to any purchase commitment. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2017 period was $8,418,000 or 56.0% of restaurant sales, as compared to $9,153,000 or 54.9% of restaurant sales in the fiscal 2016 period due primarily to lower revenues and higher labor costs principally associated with the effects of the New York State minimum wage increase, partly offset by lower food and incentive compensation costs at our Company-owned restaurants. We expect that our labor costs going forward will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $3,386,000 in the fiscal 2017 period as compared to $3,557,000 in the fiscal 2016 period. The decrease in restaurant operating costs results primarily from the reduction in percentage rent at our Boardwalk restaurant, lower credit card processing fees, maintenance and related costs at our restaurants and utilities. Despite the recent stability in our utility costs, we continue to be concerned about the volatile market conditions for oil and natural gas.

Depreciation and amortization was $1,297,000 in the fiscal 2017 period compared to $1,255,000 in the fiscal 2016 period.

General and administrative expenses increased $542,000 or 4.2% to $13,659,000 in the fiscal 2017 period as compared to $13,117,000 in the fiscal 2016 period. The increase in general and administrative expenses was primarily attributable to our marketing and promotional activities in commemoration of our 100th anniversary, costs of additional marketing and development personnel and higher proxy and related expenses partly offset by lower incentive compensation.

Other Items

Interest income was $104,000 in the fiscal 2017 period as compared to $52,000 in the fiscal 2016 period.

Other income, which primarily relates to a sublease of a franchised restaurant, was $85,000 in the fiscal 2017 period, as compared to $99,000 in the fiscal 2016 period.

Interest expense of $14,665,000 in the fiscal 2017 period represents interest of $13,456,000 on the Notes and amortization of debt issuance costs of $1,209,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of approximately $13,500,000 per annum and annual amortization of debt issuance costs of approximately $1,200,000.

The Company recognized an, other-than-temporary impairment charge on its long-term investment of $100,000 in the fiscal 2016 period based on management’s assessment of the future recoverability of the investments.

Provision for Income Taxes

In the fiscal 2017 period, the income tax provision was $4,319,000 or 36.6% of earnings before income taxes as compared to $4,288,000 or 41.3% of earnings before income taxes in the fiscal 2016 period. Nathan’s effective tax rate was reduced by 5.6% during the fiscal 2017 period as a result of a discrete tax benefit associated with the stock compensation in connection with the accounting guidance that was adopted by the Company in the first quarter of the fiscal 2017 period. During the fiscal 2017 period, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $63,000, which lowered the effective tax rate by 1.0%. These favorable tax benefits were partially offset by an unfavorable discrete adjustment of a prior years’ tax position which increased Nathan’s effective tax rate during the fiscal 2017 period by 1.0%. During the fiscal 2016 period, Nathan’s resolved certain uncertain tax positions, reducing the associated unrecognized tax benefits, along with the related accrued interest and penalties, by approximately $184,000, which lowered the effective tax rate by 1.8%. Additionally, during the fiscal 2016 period, Nathan’s effective tax rate increased by approximately 1.0% due to limitations associated with its tax exempt investments. Nathan’s effective tax rates without these adjustments would have been 42.1% for the fiscal 2017 period and 40.5% for the fiscal 2016 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $11,000 during fiscal 2018. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 25, 2018 will be in the range of approximately 41.0% to 43.0% excluding the impact of the excess tax benefit associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits.

Fiscal year ended March 27, 2016 compared to fiscal year ended March 29, 2015

Revenues

Total sales were $76,031,000 for the fiscal 2016 period as compared to $75,520,000 for the fifty-two weeks ended March 29, 2015 (“fiscal 2015 period”). Foodservice sales from the Branded Product Program were $58,545,000 for the fiscal 2016 period as compared to sales of $58,948,000 in the fiscal 2015 period. During the fiscal 2016 period, the volume of business increased by approximately 4.6%. Because of a change in pricing strategy, which is more closely correlated to the cost of beef which declined by approximately 11.6%, our average selling prices were lowered by approximately 3.7% during the fiscal 2016 period as compared to the fiscal 2015 period. Total Company-owned restaurant sales increased 5.0% to $16,664,000 during the fiscal 2016 period compared to $15,874,000 during the fiscal 2015 period due primarily to higher sales at both Coney Island locations. Other sales, primarily to Wal-Mart, also increased by $124,000 during the fiscal 2016 period compared to the fiscal 2015 period.

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

With respect to Company-owned restaurants, our cost of sales during the fiscal 2016 period was $9,153,000 or 54.9% of restaurant sales, as compared to $9,072,000 or 57.2% of restaurant sales in the fiscal 2015 period due primarily to the impact of lower food and labor costs . Our average hourly labor costs have increased beginning January 2016 as a result of the new minimum wage legislation in New York State. Since the minimum wage increase took effect, we estimate that restaurant average hourly labor costs have increased by approximately 12.2%. We have recently increased certain selling prices to pass on recent cost of sales increases. However, if we are unable to fully offset these and future increases through pricing and operating efficiencies, our margins and profits will be negatively affected.

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

Off-Balance Sheet Arrangements

At March 26, 2017, Nathan’s did not have any open purchase commitment to purchase hot dogs. At March 27, 2016, Nathan’s had an open purchase commitment to purchase approximately 645,000 pounds of hot dogs. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at March 26, 2017 aggregated $56,915,000, a $6,687,000 increase during the fiscal 2017 period compared to cash and cash equivalents of $50,228,000 at March 27, 2016. Net working capital increased to $56,763,000 from $49,779,000 at March 27, 2016.

On March 10, 2015, the Company completed an offering of $135.0 million aggregate principal amount of Notes. The Company used the net proceeds of the Notes offering to pay a special dividend of $25.00 per share (approximately $116.1 million in the aggregate) to Company stockholders of record and used the remaining net proceeds for general corporate purposes, including working capital.

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

As of March 26, 2017, Nathan’s was in compliance with all covenants associated with the Notes.

The Notes mature on March 15, 2020 and bear interest at a rate of 10.000% per annum, payable semi-annually in cash in arrears on March 15 and September 15 of each year. The Notes are redeemable under certain circumstances.

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

The Notes and the guarantees will be the Company and the guarantors’ senior secured obligations and rank:

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

Cash provided by operations of $10,412,000 in the fiscal 2017 period is primarily attributable to net income of $7,485,000 in addition to other non-cash operating items of $3,901,000, and decreased changes in other operating assets and liabilities of $974,000. Non-cash operating items include $659,000 of excess income tax benefits from stock-based compensation arrangements as a result of the early adoption of guidance addressing how companies account for certain aspects of its share-based payments to employees. Accounts and other receivables increased by $280,000 due primarily to higher receivables from Branded Product sales and license royalties partly offset by repayment of Advertising Fund advances. Prepaid expenses and other current assets decreased by $250,000 due principally to the utilization of prepaid insurance expenses during the fiscal 2017 period and $211,000 prepaid income taxes that were applied to estimated income tax payments for 2016. The decrease in accounts payable, accrued expenses and other current liabilities of $673,000 is primarily due to dividend payments of $250,000 on vested restricted stock, a reduction in accrued payroll and other benefits of $211,000 due primarily to reduced incentive compensation accruals, a reduction in deferred revenue of $39,000 and reduced accounts payable of $78,000.

Cash used in investing activities was $1,128,000 in the fiscal 2017 period in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements and IT initiatives.

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

During the period from October 2001 through March 26, 2017, Nathan’s purchased 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, to date, we have repurchased 3,236,273 shares at a total cost of approximately $70,145,000, reducing the number of shares then-outstanding by 53.8%.

On February 1, 2016 and March 11, 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 26, 2017, Nathan’s has repurchased 939,742 shares at a cost of $29,641,000 under the sixth stock repurchase plan. At March 26, 2017, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 11, 2016, the Company and Mutual Securities, Inc. (“MSI”) entered into an agreement pursuant to which MSI was authorized on the Company’s behalf to purchase up to 175,000 shares of the Company’s common stock, commencing March 21, 2016. This Agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Exchange Act to assist the Company in implementing its stock purchase plan and terminated August 2016.

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

As discussed above, we had cash and cash equivalents at March 26, 2017 aggregating $56,915,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In March 2015, we completed a dividend recapitalization, to return approximately $116,100,000 to our shareholders and we may continue to return capital to our shareholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ended March 26, 2017, we made interest payments of $13,500,000, of which $6,750,000 was paid on each of September 15, 2016 and March 15, 2017.

At March 26, 2017, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of March 26, 2017 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$135,000	$-	$135,000	$-	$-
Employment Agreements	2,753	1,178	1,175	400	-
Dividends Payable	250	125	125	-	-
Operating Leases	12,813	1,645	3,199	2,128	5,841
Gross Cash Contractual Obligations	150,816	2,948	139,499	2,528	5,841
Sublease Income	2,426	327	662	572	865
Net Cash Contractual Obligations	$148,390	$2,621	$138,837	$1,956	$4,976

a)	Represents 10.000% Senior Secured Notes due March 2020.

b)

At March 26, 2017, the Company had unrecognized tax benefits of $167,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $5,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

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

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Brooklyn Guaranty could be called upon in the event of a default by the tenant/franchisee. The Brooklyn Guaranty is limited to 24 months of rent for the first three years of the term. Nathan’s has recorded a liability of $204 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices have remained favorable, and as such, our market price for hot dogs was 13.9% lower than during the fiscal 2016 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2018. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

In March 2010, the Federal government passed legislation to reform the U.S. health care system. As part of the plan, employers will be expected to provide their employees that work more than 30 hours per week with minimum levels of healthcare coverage or incur certain financial penalties. As Nathan’s workforce includes numerous part-time workers that typically are not offered healthcare coverage, we may be forced to expand healthcare coverage or potentially incur new penalties which may increase our health care costs.

New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The future increases will be phased in differently between New York City and the rest of New York State. Effective December 31, 2016, the minimum wage increased to $12.00 and $10.75 in New York City and outside of New York City, respectively.

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

Effective December 1, 2016, changes to the Fair Labor Standards Act took effect, increasing the minimum salary threshold for overtime exemption from $23,660 to $47,476 per annum. Nathan’s performed its evaluation of its workforce and determined that the proposed legislation is not expected to have a significant impact on our results of operations.

Continued increases in labor, food and other operating expenses, including health care, could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, please see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 26, 2017, Nathan’s cash and cash equivalents aggregated $56,915,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $142,000 per annum for each 0.25% change in interest rates.

Borrowings

At March 26 2017, we had $135.0 million of Notes outstanding which are due in March 2020. Upon maturity, we anticipate having to refinance a significant portion of the Notes and such refinancing would be based upon the then-prevailing interest rates. Interest expense on these borrowings would increase or decrease by approximately $338,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 13.9% lower than during the fiscal 2016 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2018. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the fifty-two weeks ended March 26, 2017 would have increased or decreased our cost of sales by approximately $4,584,000.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 26, 2017. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 2013, management believes that Nathan’s maintained effective internal control over financial reporting as of March 26, 2017. The effectiveness of our internal control over financial reporting as of March 26, 2017, has been audited by Grant Thornton LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended March 26, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nathan’s Famous, Inc.

We have audited the internal control over financial reporting of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 26, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 26, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 26, 2017, and our report dated June 9, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

June 9, 2017

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

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2017 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Audit Fees

We were billed by Grant Thornton LLP the aggregate amount of approximately $244,000 in respect of fiscal 2017 and $244,000 in respect of fiscal 2016 for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting as well as the review of our financial statements included in our Forms 10-Q.

Audit-Related Fees

Grant Thornton LLP did not render any audit-related services for fiscal 2017 and 2016 and, accordingly, did not bill for any such services.

Tax Fees

Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2017 and 2016 and, accordingly, did not bill for any such services.

All Other Fees

Grant Thornton LLP did not render any other services for fiscal 2017 and 2016 and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Grant Thornton LLP of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by Grant Thornton LLP during 2017 and 2016.

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

10.8

Guaranty by Nathan’s Famous, Inc. of Agreement of Lease with One-Two Jericho Plaza Owner LLC dated September 11, 2009, (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 27, 2009.)

10.9	***2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2010).
10.10	***Amendment to 2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2012).
10.11	***Amendment to Employment Agreement with Howard M. Lorber, dated November 1, 2012. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 23, 2012.)
10.12	***Restricted Stock Agreement with Howard M. Lorber, dated November 1, 2012. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 23, 2012.)
10.13

***First Amendment to Restricted Stock Agreement with Howard M. Lorber, dated as of October 31, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 27, 2015.)

10.14	**Letter agreement dated December 5, 2012 between Nathan’s Famous Systems, Inc. and John Morrell & Co. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 23, 2012).
10.15	***Restricted Stock Agreement with Eric Gatoff, dated June 4, 2013. (Incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended March 31, 2013.)
10.16

Parity Lien Security Agreement dated as of March 10, 2015, by and among Nathan’s Famous, Inc. and Other Assignors Identified therein and U.S. Bank National Association as Collateral Trustee. (Incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended March 29, 2015.)

10.17	*** Transition Agreement and Release with Wayne Norbitz dated as of June 10, 2015. (Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended March 29, 2015.)
10.18	***Consulting Agreement with Wayne Norbitz dated as of June 10, 2015. (Incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended March 29, 2015.)
10.19	***Amendment to Consulting Agreement with Wayne Norbitz dated as of August 4, 2016 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 26, 2016).
10.20	(1) ***Amendment to Consulting Agreement with Wayne Norbitzy dated as of June 7, 2017
10.21	***2017 Management Incentive Plan for the Fiscal Year ending March 26, 2017 (Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 28, 2016).
10.22	***Nathan’s Famous, Inc. Code Section 162(m) Bonus Plan (Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on July 28, 2016).
10.23

10b5-1 Issuer Repurchase Instructions dated September 9, 2016, between the Company and Mutual Securities, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 13, 2016.)

21	(1) List of Subsidiaries of the Registrant.
23	(1) Consent of Grant Thornton LLP dated June 9, 2017.
31.1	(1) Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	(1) Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	(1) Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1) Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Filed herewith.

**Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

*** Indicates a management plan or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of June, 2017.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of June, 2017.

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
Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nathan’s Famous, Inc.

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 26, 2017 and March 27, 2016, and the related consolidated statements of earnings, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the fifty-two weeks ended March 26, 2017, March 27, 2016, and March 29, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nathan’s Famous, Inc. and subsidiaries as of March 26, 2017 and March 27, 2016, and the results of their operations and their cash flows for each of the fifty-two weeks ended March 26, 2017, March 27, 2016, and March 29, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 26, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

June 9, 2017

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 26, 2017	March 27, 2016
ASSETS
CURRENT ASSETS
Cash	$56,915	$50,228
Accounts and other receivables, net	8,948	8,721
Inventories	579	687
Prepaid expenses and other current assets (Note F)	1,093	1,343
Total current assets	67,535	60,979

Property and equipment, net of accumulated depreciation of $7,522 and $7,190, respectively	8,844	9,013
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	298	109

Total assets	$78,125	$71,549

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,809	$4,887
Accrued expenses and other current liabilities (Note I)	5,865	6,176
Deferred franchise fees	98	137
Total current liabilities	10,772	11,200

Long-term debt, net of unamortized debt issuance costs of $3,525 and $4,734, respectively (Note L)	131,475	130,266
Other liabilities (Note I)	1,555	1,706
Deferred income taxes	814	713

Total liabilities	144,616	143,885

COMMITMENTS AND CONTINGENCIES (Note N)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,303,870 and 9,274,066 shares issued; and 4,176,497 and 4,177,309 shares outstanding at March 26, 2017 and March 27, 2016, respectively	93	93
Additional paid-in capital	60,582	60,950
(Accumulated deficit)	(49,863)	(57,348)
Stockholders’ equity before treasury stock	10,812	3,695
Treasury stock, at cost, 5,127,373 and 5,096,757 shares at March 26, 2017 and March 27, 2016, respectively	(77,303)	(76,031)
Total stockholders’ (deficit)	(66,491)	(72,336)

Total liabilities and stockholders’ (deficit)	$78,125	$71,549

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Two	Fifty-Two	Fifty-Two
	weeks ended	weeks ended	weeks ended
	March 26, 2017	March 27, 2016	March 29, 2015
REVENUES
Sales	$71,216	$76,031	$75,520
License royalties	20,368	19,815	18,011
Franchise fees and royalties	5,068	5,044	5,581
Total revenues	96,652	100,890	99,112

COSTS AND EXPENSES
Cost of sales	52,030	57,998	61,951
Restaurant operating expenses	3,386	3,557	3,747
Depreciation and amortization	1,297	1,255	1,253
General and administrative expenses	13,659	13,117	12,203
Total costs and expenses	70,372	75,927	79,154

Income from operations	26,280	24,963	19,958

Interest expense	(14,665)	(14,630)	(816)
Interest income	104	52	176
Impairment charge – long-term investment (Note G)	-	(100)	-
Other income, net	85	99	87

Income before provision for income taxes	11,804	10,384	19,405
Provision for income taxes	4,319	4,288	7,702
Net income	$7,485	$6,096	$11,703

PER SHARE INFORMATION
Income per share:
Basic	$1.79	$1.38	$2.61
Diluted	$1.78	$1.37	$2.55

Cash dividends declared per share	$-	$-	$25.00

Weighted average shares used in computing income per share:
Basic	4,172,000	4,430,000	4,486,000
Diluted	4,206,000	4,463,000	4,588,000

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fifty-Two	Fifty-Two	Fifty-Two
	weeks ended	weeks ended	weeks ended
	March 26, 2017	March 27, 2016	March 29, 2015

Net income	$7,485	$6,096	$11,703

Other comprehensive loss, net of deferred income taxes:

Unrealized losses on marketable securities	-	-	(102)

Less: Reclassification adjustment for gains included in net income	-	47	-

Other comprehensive loss	-	(47)	(102)

Comprehensive income	$7,485	$6,049	$11,601

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Fifty-two weeks ended March 26, 2017, Fifty-two weeks ended March 27, 2016 and the Fifty-two weeks ended March 29, 2015

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

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Fifty-two weeks ended March 26, 2017, Fifty-two weeks ended March 27, 2016 and the Fifty-two weeks ended March 29, 2015

(in thousands, except share amounts)

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

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Fifty-two weeks ended March 26, 2017, Fifty-two weeks ended March 27, 2016 and the Fifty-two weeks ended March 29, 2015

(in thousands, except share amounts)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 27, 2016	9,274,066	$93	$60,950	$(57,348)	5,096,757	$(76,031)	$(72,336)

Shares issued in connection with share-based compensation plans	29,804	-	44	-	-	-	44

Withholding tax on net share settlement of share-based compensation plans	-	-	(994)	-	-	-	(994)

Repurchase of common stock	-	-	-	-	30,616	(1,272)	(1,272)

Share-based compensation	-	-	582	-	-	-	582

Net income	-	-	-	7,485	-	-	7,485
Balance, March 26, 2017	9,303,870	$93	$60,582	$(49,863)	5,127,373	$(77,303)	$(66,491)

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two	Fifty-Two	Fifty-Two
	weeks ended	weeks ended	weeks ended
	March 26, 2017	March 27, 2016	March 29, 2015
Cash flows from operating activities:
Net income	$7,485	$6,096	$11,703
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,297	1,255	1,253
Amortization of bond premium	-	64	164
Gain on sale of marketable equity securities	-	(26)	-
Gain on sale of property and equipment	-	(18)	-
Amortization of debt issuance costs	1,209	1,185	66
Share-based compensation expense	582	722	859
Income tax benefit on stock option exercises	659	-	-
Provision for doubtful accounts	53	38	23
Impairment charge – long-term investment	-	100	-
Deferred income taxes	101	(13)	111
Changes in operating assets and liabilities:
Accounts and other receivables, net	(280)	740	(2,417)
Insurance proceeds received for business interruption claim	-	-	718
Inventories	108	135	125
Prepaid expenses and other current assets	250	3,189	(1,403)
Other assets	(189)	138	181
Accounts payable, accrued expenses and other current liabilities	(673)	(293)	1,779
Deferred franchise fees	(39)	(141)	44
Other liabilities	(151)	(691)	79

Net cash provided by operating activities	10,412	12,480	13,285

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	-	10,868	8,020
Proceeds from disposal of property and equipment	-	133	-
Purchase of property and equipment	(1,128)	(1,125)	(1,538)
Purchase of available-for-sale securities	-	(3,887)	(4,258)

Net cash (used in) provided by investing activities	(1,128)	5,989	2,224

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	-	135,000
Debt issuance costs	-	(60)	(5,926)
Dividends paid to stockholders	(375)	(375)	(115,110)
Repurchase of treasury stock	(1,272)	(19,231)	(1,916)
Proceeds from the exercise of stock options	44	89	880
Income tax benefit on stock option exercises	-	228	4,572
Payments of withholding tax on net share settlement of share-based compensation plans	(994)	(285)	(3,693)

Net cash (used in) provided by financing activities	(2,597)	(19,634)	13,807

Net increase (decrease) in cash and cash equivalents	6,687	(1,165)	29,316

Cash and cash equivalents, beginning of year	50,228	51,393	22,077

Cash and cash equivalents, end of year	$56,915	$50,228	$51,393

Cash paid during the year for:
Interest	$13,500	$13,688	$-
Income taxes	$4,049	$848	$4,545

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2017, March 27, 2016 and March 29, 2015

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

Nathan’s Famous, Inc. and subsidiaries (collectively the “Company” or “Nathan’s”) has historically operated or franchised a chain of retail fast food restaurants featuring the “Nathan’s World Famous Beef Hot Dog”, crinkle-cut French-fried potatoes and a variety of other menu offerings. Nathan’s has also established a Branded Product Program, which enables foodservice retailers to sell select Nathan’s proprietary products outside of the realm of a traditional franchise relationship. Nathan’s also licenses the manufacture and sale of “Nathan’s Famous” packaged hot dogs, crinkle-cut French fries and a number of other products to a variety of third parties for sale to supermarkets, club stores and grocery stores. The Company is also the owner of the Arthur Treacher’s brand. Arthur Treacher’s main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The Company considers itself to be a brand marketer to the foodservice industry, pursuant to its various business structures. Nathan’s has also pursued co-branding and co-hosting initiatives.

At March 26, 2017, the Company’s restaurant system included five Company-owned units in the New York City metropolitan area and 279 franchised or licensed units, located in 19 states and 12 foreign countries.

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

2.         Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53-week reporting period. The results of operations and cash flows for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015 are on the basis of a 52-week reporting period.

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

5.        Property and Equipment

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

6.        Goodwill and Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,353 in connection with Arthur Treacher’s.

The Company’s goodwill and intangible assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. As of March 26, 2017 and March 27, 2016, the Company performed its required annual impairment test of goodwill and intangible assets and has determined no impairment is deemed to exist.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.        Long-lived Assets

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No long-lived assets were deemed impaired during the fiscal years March 26, 2017, March 27, 2016 and March 29, 2015.

8.        Fair Value of Financial Instruments

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

At March 26, 2017 and March 27, 2016, we did not have any assets or liabilities that were recorded at fair value.

The Company's long-term debt had a face value of $135,000 as of March 26, 2017 and a fair value of $145,125 as of March 26, 2017. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

9.         Start-up Costs

Pre-opening and similar restaurant costs are expensed as incurred.

10.      Revenue Recognition - Branded Product Program

The Company recognizes sales from the Branded Product Program and certain products sold from the Branded Menu Program upon delivery to Nathan’s customers via third party common carrier. Rebates provided to customers are classified as a reduction to sales.

11.      Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash or credit card by the customer, are recognized at the point of sale. Sales are presented net of sales tax.

12.      Revenue Recognition - Franchising Operations

In connection with its franchising operations, the Company receives initial franchise fees, international development fees, royalties, and in certain cases, revenue from sub-leasing restaurant properties to franchisees.

Franchise and international development fees, which are typically received prior to completion of the revenue recognition process, are initially recorded as deferred revenue. Initial franchise fees, which are non-refundable, are recognized as income when substantially all services to be performed by Nathan’s and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations.

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

International development fees are recognized, net of direct expenses, upon the opening of the first restaurant within the territory. In each case, this is when the Company has performed substantially all initial services required by the agreements.

At March 26, 2017 and March 27, 2016, $98 and $137, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015, the Company earned franchise fees of $778, $751 and $1,043, respectively, from new unit openings, transfers, co-branding and forfeitures.

Development fees are non-refundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and shall be recognized, with an appropriate provision for estimated uncollectible amounts, when all material services or conditions to the sale have been substantially performed by the franchisor. If substantial obligations under the development agreement are not dependent on the number of individual franchise locations to be opened, substantial performance shall be determined using the same criteria applicable to an individual franchise, which is generally the opening of the first location pursuant to the development agreement. If substantial performance is dependent on the number of locations, then the development fee is deferred and recognized ratably over the term of the agreement, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 26, 2017 and March 27, 2016, $67 and $129, respectively, of deferred development fee revenue is included in other liabilities in the accompanying consolidated balance sheets.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a summary of franchise openings and closings for the Nathan’s franchise restaurant system for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015:

	March 26	March 27,	March 29,
	2017	2016	2015

Franchised restaurants operating at the beginning of the period	259	296	324

New franchised restaurants opened during the period	53	56	36

Franchised restaurants closed during the period	(33)	(93)	(64)

Franchised restaurants operating at the end of the period	279	259	296

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

13.      Revenue Recognition – License Royalties

The Company earns revenue from royalties on the licensing of the use of its intellectual property in connection with certain products produced and sold by outside vendors. The use of the Company’s intellectual property must be approved by the Company prior to each specific application to ensure proper quality and a consistent image. Revenue from license royalties is generally based on a percentage of sales, subject to certain annual minimum royalties, recognized on a monthly basis when it is earned and deemed collectible.

14.      Business Concentrations and Geographical Information

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 26, 2017, four Branded Product customers represented 21%, 15%, 12% and 8%, of accounts receivable. At March 27, 2016, four Branded Product customers represented 19%, 14%, 9% and 8%, of accounts receivable. One Branded Products customer accounted for 12%, 14% and 17% of total revenue for the years ended March 26, 2017, March 27, 2016 and March 29, 2015, respectively. One retail licensee accounted for 20%, 19% and 17% of the total revenue for the years ended March 26, 2017, March 27, 2016 and March 29, 2015, respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s primary supplier of hot dogs represented 78%, 81% and 83% of product purchases for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015, respectively. The Company’s distributor of products to its Company-owned restaurants represented 5% of product purchases for each of the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015, respectively.

The Company’s revenues for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015 were derived from the following geographic areas:

	March 26, 2017	March 27, 2016	March 29, 2015

Domestic (United States)	$90,466	$95,655	$95,682
Non-domestic	6,186	5,235	3,430
	$96,652	$100,890	$99,112

The Company’s sales for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015 were derived from the following:

	March 26, 2017	March 27, 2016	March 29, 2015

Branded Products	$55,960	$58,545	$58,948
Company-owned restaurants	15,042	16,664	15,874
Other	214	822	698
	$71,216	$76,031	$75,520

15.      Advertising

The Company administers an advertising fund on behalf of its restaurant system to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising fund are based on specified percentages of net sales, generally ranging up to 2%. Company-owned store advertising expense, which is expensed as incurred, was $182, $191 and $175, for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015, respectively, and have been included within restaurant operating expenses in the accompanying consolidated statements of earnings.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

16.      Stock-Based Compensation

At March 26, 2017, the Company had one stock-based compensation plan in effect which is more fully described in Note M.

The cost of all share-based payments, including grants of restricted stock and stock options, is recognized in the financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

17.      Classification of Operating Expenses

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

18.      Income Taxes

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary differences resulting from different treatment of items for tax and financial reporting purposes and income tax benefits from share-based payments, as fully described in Note B.19. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible. Should management determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

19.      Adoption of New Accounting Pronouncements

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

The Company elected to early adopt this standard in the quarter ended June 26, 2016. The impact of the early adoption resulted in the Company recording tax benefits of $659 within income tax expense for the year ended March 26, 2017, related to the excess tax benefit on stock incentive awards that settled during the period. Prior to adoption of this guidance, this amount would have increased additional paid-in capital. These items shall not be factored into the projected annual income tax rate, but will be treated as discrete items when they occur. Accordingly, this new treatment will add additional volatility in the Company’s effective tax rate.

The excess tax benefits for the years ended March 27, 2016 and March 29, 2015 were $228 and $4,572, respectively which increased additional paid-in-capital.

The Company accounts for forfeitures as they occur. Under the new guidance, excess tax benefits related to employee share-based payments of $659 are classified as operating activities in the statement of cash flows for the fifty-two weeks ended March 26, 2017. The Company applied the effect of the guidance to the presentation of excess tax benefits in the statement of cash flows prospectively and no prior periods have been adjusted. The Company did not record any cumulative-effect adjustment to accumulated deficit or net assets as a result of adopting this new accounting standard. The Company also modified its diluted earnings per share calculation by excluding the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the thirteen and fifty-two weeks ended March 26, 2017.

In August 2014, the FASB issued new guidance that requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions exist, management is required to include disclosures enabling users to understand those conditions and management’s plans to alleviate or mitigate those conditions. This new standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 16, 2016. This guidance was effective for the Company beginning in the fourth quarter of fiscal 2017 and did not have a material impact on the Company’s results of operations or financial position.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

20.      New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording income to virtually all industries financial statements, under U.S. GAAP as further amended during 2016. The FASB issued certain updates to the standard, including clarifying reporting revenue between Principle versus Agent and clarification in determining performance obligations and licenses guidance. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

There are two basic transition methods that are available – full retrospective, or modified retrospective transition methods. Early adoption is prohibited. Public companies were originally expected to apply the new standard for annual periods beginning after December 15, 2016, including interim periods therein, which for Nathan’s would have been its first quarter of fiscal 2018, beginning on March 27, 2017. On July 9, 2015, the FASB agreed to delay the standard’s effective date to annual reporting periods beginning after December 15, 2017 which will now be our first quarter (June 2018) of our fiscal year ending March 31, 2019.

The Company does not believe that the standard will impact its recognition of revenue for its Branded Product Program, Company-operated restaurants or its recognition of royalties from its franchised restaurants or retail licenses, which are based on a percentage of sales. Currently, franchise and international development fees are recognized when the Company has performed substantially all initial services required by the agreements, which is generally when the franchisee begins operations. Under the new guidance, these fees may be recognized over the term of the agreements. The Company is currently evaluating the impact of the pending adoption of the new revenue recognition standard on its consolidated financial statements and has not yet selected a transition method. The Company anticipates assigning internal resources to assist with the evaluation and implementation of the new standard, and will continue to provide updates during fiscal year 2018.

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

In January 2017, the FASB issued a new accounting standard that narrows the definition of a business. The concept is fundamental in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU revised the definition of a business to consist of the following key concepts:

●

A business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants.

●

To be capable of being conducted and managed for the purposes described above, an integrated set of activities and assets requires two essential elements–inputs and a substantive process(es) applied to those inputs.

The amendments are effective prospectively for public business entities for annual reporting periods beginning after December 15, 2017. This standard is required to take effect in Nathan’s first quarter ending (June 2018) of our fiscal year ending March 31, 2019. The Company does not expect this new accounting standard will have a material effect on the Company’s results of operations, cash flows or financial position. Early adoption is permitted when certain criteria are met.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015, respectively:

	Net Income			Shares			Net income per share
	2017	2016	2015	2017	2016	2015	2017	2016	2015

Basic EPS
Basic calculation	$7,485	$6,096	$11,703	4,172,000	4,430,000	4,486,000	$1.79	$1.38	$2.61
Effect of dilutive employee stock options	-	-	-	34,000	33,000	102,000	(.01)	(.01)	(.06)

Diluted EPS
Diluted calculation	$7,485	$6,096	$11,703	4,206,000	4,463,000	4,588,000	$1.78	$1.37	$2.55

No options to purchase shares of common stock for the years ended March 26, 2017, March 27, 2016 and March 29, 2015 were excluded from the computation of diluted earnings per share.

NOTE D – MARKETABLE SECURITIES

At March 26, 2017 and March 27, 2016, we did not have any marketable securities.

Proceeds from the sale of available-for-sale securities and the resulting gross realized gains included in the determination of net income are as follows:

	March 27, 2016	March 29, 2015
Available-for-sale securities:
Proceeds	$10,868	$8,020
Gross realized gains	$26	$-

As a result of the sale of all of the marketable securities during the fiscal year ended March 27, 2016, all prior unrealized gains have been realized and are included in net income and reclassified in determining other comprehensive income for the year ended March 27, 2016. The reclassification of unrealized gains for the year ended March 27, 2016 was $47, which was net of taxes of $25.

The change in net unrealized losses on available-for-sale securities for the fiscal year ended March 29, 2015, of $(102), which is net of deferred income taxes, has been included as a component of comprehensive income.

NOTE E - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 26,	March 27,
	2017	2016

Branded product sales	$6,037	$5,689
Franchise and license royalties	2,746	2,592
Other	622	911
	9,405	9,192

Less: allowance for doubtful accounts	457	471

Accounts and other receivables, net	$8,948	$8,721

Accounts receivable are due within 30 days and are stated at amounts due from franchisees, retail licensees and Branded Product Program customers, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are generally considered past due. The Company does not recognize franchise and license royalties that are not deemed to be realizable.

The Company individually reviews each past due account and determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current and expected future ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings. After the Company has used reasonable collection efforts, it writes off accounts receivable through a charge to the allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015 are as follows:

	March 26, 2017	March 27, 2016	March 29, 2015

Beginning balance	$471	$443	$433
Bad debt expense	53	38	23
Accounts written off	(67)	(10)	(13)

Ending balance	$457	$471	$443

NOTE F – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 26,	March 27,
	2017	2016

Income taxes	$-	$211
Insurance	319	488
Other	774	644

Total prepaid expenses and other current assets	$1,093	$1,343

NOTE G – LONG-TERM INVESTMENT

In September 2012, Nathan’s purchased 351,550 shares of Series A Preferred Stock in a privately-owned corporation for $500. Nathan’s investment currently represents a 2.5% equity ownership in the entity and Nathan’s does not have the ability to exercise significant influence over the investee. The shares have voting rights on the same basis as the common shareholders and have certain dividend rights, if declared. Nathan’s accounts for this investment pursuant to the cost method and recognizes dividends distributed by the investee as income to the extent that dividends are distributed from net accumulated earnings of the investee. There were no dividends declared by the investee during the fifty-two week periods ended March 26, 2017 or March 27, 2016. Each reporting period, management reviewed the carrying value of this investment based upon the financial information provided by the investment’s management and considers whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other-than-temporary impairment in value has occurred. We are required to recognize an impairment on the investment if such impairment is considered to be other-than-temporary. At March 27, 2016, we performed our evaluation of whether indicators of impairment existed, and determined that an other-than-temporary impairment has occurred and recorded impairment charges of $100 on this investment during the fifty-two week periods ended March 27, 2016, based on the Company’s expected inability to recover its remaining investment. As of March 26, 2017 and March 27, 2016, the investment has been fully impaired and has no carrying value on the accompanying balance sheets.

NOTE H - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 26,	March 27,
	2017	2016

Land	$1,197	$1,197
Building and improvements	2,119	2,029
Machinery, equipment, furniture and fixtures	5,749	5,698
Leasehold improvements	7,181	7,124
Construction-in-progress	120	155
Total property and equipment	16,366	16,203
Less: accumulated depreciation and amortization	7,522	7,190

Property and equipment, net	$8,844	$9,013

NOTE I – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 26,	March 27,
	2017	2016
Payroll and other benefits	$2,708	$2,919
Accrued rebates	1,050	940
Rent and occupancy costs	215	218
Deferred revenue	723	679
Construction costs	160	183
Interest	463	507
Professional fees	109	101
Income taxes	143	82
Dividend payable	125	375
Other	169	172
Total accrued expenses and other current liabilities	$5,865	$6,176

Other liabilities consist of the following:

	March 26,	March 27,
	2017	2016
Deferred development fees	$67	$129
Reserve for uncertain tax positions (Note J)	366	427
Deferred rental liability	786	893
Dividend payable	125	250
Other	211	7
Total other liabilities	$1,555	$1,706

NOTE J - INCOME TAXES

The income tax provision consists of the following for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015:

	March 26, 2017	March 27, 2016	March 29, 2015
Federal
Current	$3,024	$3,176	$5,992
Deferred	79	(11)	60
Total Federal income tax	3,103	3,165	6,052
State and local
Current	1,195	1,135	1,599
Deferred	21	(12)	51
Total State and local income tax	1,216	1,123	1,650
Total provision for income taxes	$4,319	$4,288	$7,702

The total income tax provision for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015 differs from the amounts computed by applying the United States Federal income tax rate of 34%, 34% and 35%, respectively to income before income taxes as a result of the following:

	March 26, 2017	March 27, 2016	March 29, 2015

Computed “expected” tax expense	$4,013	$3,531	$6,792
State and local income taxes, net of Federal income tax benefit	797	826	1,112
Tax-exempt investment earnings	-	(9)	(63)
Change in uncertain tax positions, net	(11)	(129)	(62)
Nondeductible meals and entertainment and other	61	69	(77)
Nondeductible compensation	118	-	-
Tax benefit share based payments	(659)	-	-
Total provision for income taxes	$4,319	$4,288	$7,702

NOTE J - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 26,	March 27,
	2017	2016
Deferred tax assets
Accrued expenses	$361	$236
Allowance for doubtful accounts	59	62
Deferred revenue	347	393
Deferred stock compensation	224	271
Excess of straight line over actual rent	338	379
Investment	187	151
Other	104	119
Total gross deferred tax assets	$1,620	$1,611

Deferred tax liabilities
Deductible prepaid expense	288	263
Depreciation expense	1,771	1,717
Amortization	374	344
Total gross deferred tax liabilities	2,433	2,324
Net deferred tax (liability)	$(813)	$(713)

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015.

	March 26, 2017	March 27, 2016	March 29, 2015

Unrecognized tax benefits, beginning of year	$208	$266	$283
Decreases of tax positions taken in prior years	(31)	(98)	(64)
Increases based on tax positions taken in current year	41	43	47
Settlements of tax positions taken in prior years	(51)	(3)	-
Unrecognized tax benefits, end of year	$167	$208	$266

NOTE J – INCOME TAXES (continued)

The amount of unrecognized tax benefits at March 26, 2017, March 27, 2016 and March 29, 2015 were $167, $208 and $266, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 26, 2017 and March 27, 2016, the Company had $183 and $200, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015 Nathan’s recognized interest and penalties in the amounts of $29, $34 and $44, respectively. The Company believes that it is reasonably possible that decreases in unrecognized tax benefits of up to $5 may be recorded within the next year.

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

The earliest tax years’ that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2014
New York State	2014
New York City	2014
New Jersey	2013
Pennsylvania	2014

NOTE K – SEGMENT INFORMATION

Nathan’s considers itself to be a brand marketer of the Nathan’s Famous signature products to the foodservice industry pursuant to its various business structures. Nathan’s sells its products directly to consumers through its Restaurant operations segment consisting of Company-operated and franchised restaurants, to distributors that resell our products to the foodservice industry through the Branded Product Program (“BPP”) and by third party manufacturers pursuant to license agreements that sell our products to club stores and grocery stores nationwide. Historically, Nathan’s determined it was comprised of one segment using the management approach whereby the Company’s Chief Operating Decision Maker (“CODM”) responsibility was shared between the CEO and COO and considered itself to be solely in the foodservice segment. As a result of management changes that culminated during fiscal 2017 along with the implementation of a new executive incentive program aligning such compensation solely based on segment results, Nathan’s recognized its reporting structure into three segments to align with the current year organizational changes.  Under our current structure, the Company's Chief Executive Officer has been identified as the CODM.  The CODM evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations.  Certain costs are not allocated to the segments and are reported within Corporate. Prior year information has been presented to reflect the changes.

Revenues from operating segments are from transactions with unaffiliated third parties and do not include any intersegment revenues.

Income from operations attributable to Corporate consists principally of administrative expenses not allocated to the operating segments such as executive management, finance, information technology, legal, insurance, corporate office costs, corporate incentive compensation and compliance costs.

Interest expense, interest income, impairment charge – long-term investment and other income, net are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Corporate assets consist primarily of cash and long-lived assets.

Operating segment information is as follows:

	Fifty-Two	Fifty-Two	Fifty-Two
	weeks ended	weeks ended	weeks ended
	March 26, 2017	March 27, 2016	March 29, 2015
Revenues
Branded Product Program	$56,174	$59,367	$59,646
Product licensing	20,368	19,815	18,011
Restaurant operations	20,110	21,708	21,455
Corporate	-	-	-
Total revenues	$96,652	$100,890	$99,112

Income from operations
Branded Product Program	$10,257	$8,394	$4,497
Product licensing	20,186	19,812	18,000
Restaurant operations	4,101	5,253	5,604
Corporate	(8,264)	(8,496)	(8,143)
Income from operations	$26,280	$24,963	$19,958
Interest expense	(14,665)	(14,630)	(816)
Interest income	104	52	176
Impairment charge – long-term investment (Note G)	-	(100)	-
Other income, net	85	99	87
Income before provision for income taxes	$11,804	$10,384	$19,405

NOTE K – SEGMENT INFORMATION   (continued)

Total assets
Branded Product Program	$7,113	$6,827	$7,802
Product licensing	2,003	1,832	1,822
Restaurant operations	8,740	9,054	9,284
Corporate	60,269	53,836	65,481
Total assets	$78,125	$71,549	$84,389

Depreciation & amortization expense
Branded Product Program	$316	$370	$389
Product licensing	-	-	-
Restaurant operations	762	710	644
Corporate	219	175	220
Total depreciation & amortization expense	$1,297	$1,255	$1,253

NOTE L – LONG-TERM DEBT

Long-term debt consists of the following:

	March 26,	March 27,
	2017	2016

10.000% Senior Secured Notes due 2020	$135,000	$135,000
Less: unamortized debt issuance costs	(3,525)	(4,734)
Long-term debt, net	$131,475	$130,266

On March 10, 2015, the Company completed the issuance of $135,000 of 10.000% Senior Secured Notes due 2020 (“the Notes”) in a Rule 144A transaction. The Notes were issued pursuant to an indenture, dated as of March 10, 2015 (the “Indenture”), by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, a national banking association, as trustee and collateral trustee. The Company used the proceeds to pay a special cash dividend of approximately $116,100 (see Note M.1) with the remaining net proceeds for general corporate purposes, including working capital. Debt issuance costs of approximately $5,985 were incurred which will be amortized into interest expense over the remaining 5-year term of the Notes.

The Notes bear interest at 10.000% per annum, payable semi-annually on March 15th and September 15th with payments of $6,750 and $6,750 paid on September 15, 2016 and March 15, 2017, respectively. The Notes have no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

There are no financial maintenance covenants associated with the Notes. As of March 26, 2017, Nathan’s was in compliance with all covenants associated with the Notes.

NOTE L – LONG-TERM DEBT (continued)

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

NOTE L – LONG-TERM DEBT (continued)

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

NOTE L – LONG-TERM DEBT (continued)

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

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Dividend

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to stockholders of record as of March 20, 2015 of which approximately $115,100 was paid on March 27, 2015 to the stockholders. The Company also accrued $1,000 for the expected dividends payable on unvested shares pursuant to the terms of the restricted stock agreements. As unvested restricted stock grants, the declared dividend will be paid. We have paid $750 of the accrued dividend and estimate that an additional $125 will also be paid during each of our fiscal years ending March 25, 2018 and March 31, 2019. The ex-date for the distribution was March 30, 2015 pursuant to NASDAQ regulations for dividend distributions that are greater than 25% of the Company’s market capitalization.

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

On September 13, 2012, the Company amended the 2010 Plan increasing the number of shares available for issuance by 250,000 shares. Shares to be issued under the 2010 Plan may be made available from authorized but unissued stock, common stock held by the Company in its treasury, or common stock purchased by the Company on the open market or otherwise. The number of shares issuable and the grant, purchase or exercise price of outstanding awards are subject to adjustment in the amount that the Company’s Compensation Committee considers appropriate upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. In the event that the Company issues restricted stock awards pursuant to the 2010 Plan, each share of restricted stock would reduce the amount of available shares for issuance by either 3.2 shares for each share of restricted stock granted or 1 share for each share of restricted stock granted. As of March 26, 2017, there were up to 223,698 shares available to be issued for future option grants or up to 190,218 shares of restricted stock that may be granted under the 2010 Plan.

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

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows:

	March 26, 2017	March 27, 2016	March 29, 2015

Stock options	$150	$181	$318
Restricted stock	432	541	541
	$582	$722	$859

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The tax benefit on stock-based compensation expense was $213, $298 and $350 for the years ended March 26, 2017, March 27, 2016 and March 29, 2015, respectively. As of March 26, 2017, there was $549 of unamortized compensation expense related to stock-based incentive awards. The Company expects to recognize this expense over approximately one year and four months, which represents the weighted average remaining requisite service periods for such awards.

A summary of the status of the Company’s stock options at March 26, 2017, March 27, 2016 and March 29, 2015 and changes during the fiscal years then ended is presented in the tables below:

	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding – beginning of year	124,030	$26.29	142,964	$24.36	279,500	$15.22

Granted	-	-	-	-	50,000	$53.89

Expired	-	-	(3,787)	11.72	-	-

Exercised	(48,285)	11.72	(15,147)	11.72	(235,125)	14.74

Options outstanding - end of year	75,745	$35.58	124,030	$26.29	94,375	$36.90

Options exercisable - end of year	37,873	$35.58	67,221	$18.44	-	$-

Weighted-average fair value of options granted	-	-	-	-	50,000	$11.97

During the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015, options to purchase 48,285, 15,147 and 235,125 shares were exercised which aggregated proceeds of $44, $89 and $880, respectively, to the Company. The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015 was $1,555, $486 and $13,040, respectively.

The following table summarizes information about outstanding stock options at March 26, 2017:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 26, 2017	75,745	$35.58	2.36	$1,899

Options exercisable at March 26, 2017	37,873	$35.58	2.36	$950

Exercise price is $35.576

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Replacement stock options:

March 30, 2015, was the ex-dividend date for the Nathan’s dividend distribution that was paid on March 27, 2015. Pursuant to the mandatory anti-dilution provisions of the option plan, the Company issued replacement options for the unvested stock options that were outstanding as of March 29, 2015. Nathan’s performed its evaluation based on the closing price of its common stock on Friday, March 27, 2015 of $73.56 per share, or $48.56 per share excluding the dividend of $25.00 per share. No other terms or conditions of the outstanding options were modified. The anti-dilution provisions of the original award granted to the 11 optionees were structured to equalize the award’s fair value before and after the modification and as a result there was no resulting incremental fair value after the modification to equalize value.

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

Exercise prices range from $11.72 to $35.576

Restricted stock:

Transactions with respect to restricted stock for the fiscal year ended March 26, 2017 are as follows:

		Weighted-
		Average
		Grant-date Fair value

	Shares	Per share
Unvested restricted stock at March 27, 2016	25,000	$41.59

Granted	-	-

Vested	(15,000)	$36.13

Unvested restricted stock at March 26, 2017	10,000	$49.80

The aggregate fair value of restricted stock vested during the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015 was $736, $683 and $965, respectively.

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

At March 26, 2017, the Company has reserved 7,396,439 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

4.	Stock Repurchase Programs

On September 11, 2015, Nathan’s Board of Directors authorized the commencement of a modified Dutch Auction tender offer to repurchase up to 500,000 shares of its common stock at a price not less than $33.00 nor greater than $36.00 per share. On November 13, 2015, the Pricing Committee authorized the Company to extend the expiration date of the modified Dutch Auction tender offer until 5:00PM EST on December 2, 2015 and increase the price range of the modified Dutch Auction tender offer to a price per share of not less than $41.00 nor greater than $44.00. Based on the final count by American Stock Transfer and Trust Company, the depositary of the tender, 88,672 shares of common stock were tendered and not withdrawn at or below the final purchase price of $44.00 per share. The tender offer was not fully subscribed, and all shares validly tendered and not withdrawn were accepted for purchase. All of such shares purchased in the tender offer were purchased at the same price of $44.00 per share, for a total cost of $4,056, including fees and expenses related to the modified Dutch Auction tender offer.

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

During the period from October 2001 through March 26, 2017, Nathan’s purchased a total of 5,127,373 shares of common stock at a cost of approximately $77,303 pursuant to the various stock repurchase plans previously authorized by the Board of Directors. During the fiscal year ended March 26, 2017, the Company repurchased 30,616 shares of common stock at a cost of $1,272.

On November 9, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 300,000 shares. On February 1, 2016, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 200,000 shares. On March 11, 2016, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 200,000 shares increasing the aggregate authorization under the Sixth Securities Repurchase Program to 1.2 million shares. The Company has repurchased 939,742 shares at a cost of $29,641 under the sixth stock repurchase plan through March 26, 2017.

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

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

As of March 26, 2017, an aggregate of 260,258 shares can still be purchased under Nathan’s existing stock buy-back program.

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

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2018, based on the original terms, and no non-renewal notice has been given.

Pursuant to the agreement, Mr. Gatoff will receive a base salary, currently $500 effective June 1, 2016, and an annual bonus based on his performance measured against the Company’s financial, strategic and operating objectives as determined by the Compensation Committee pursuant to the terms of the 2017 Management Incentive Plan approved by shareholders on September 14, 2016. The Gatoff Employment Agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company. On June 4, 2013, Mr. Gatoff received a grant of 25,000 shares of restricted stock at a fair value of $49.80 per share representing the closing price on the date of grant, subject to vesting as provided in a Restricted Stock Agreement between Mr. Gatoff and the Company. The compensation expense related to this restricted stock award is expected to be $1,245 and will be recognized, commencing of the grant date, over the next five years.

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

On June 10, 2015, the Company and Wayne Norbitz entered into a Transition Agreement (the “Transition Agreement”) relating to the retirement of Mr. Norbitz as President and Chief Operating Officer of the Company. Under the Transition Agreement, Mr. Norbitz continued to serve as President and Chief Operating Officer of the Company through August 7, 2015 at which time he became a Consultant to the Company pursuant to the terms of a one year Consulting Agreement between him and the Company (the “Consulting Agreement”). The Consulting Agreement provides that Mr. Norbitz would receive a consulting fee of $16.3 per month. The Transition Agreement further provided that Mr. Norbitz would receive a severance payment of $289 and under the terms of the Transition Agreement, the Company purchased from Mr. Norbitz 56,933 shares of the Company’s common stock, $.01 par value (the “Common Stock”) at a purchase price of $40.28 which was the closing price of the Common Stock as reported on the Nasdaq Global Market on June 10, 2015.

Effective August 4, 2016, the Company and Wayne Norbitz executed an Amendment to the Consulting Agreement (the “Amendment”), whereas the Term of the Agreement was originally extended to expire August 10, 2017 which has been further extended to expire on December 31, 2017. Pursuant to the terms of the Amendment, Mr. Norbitz shall provide consulting services one (1) day a week, as directed by the Board of Directors of the Company and/or Eric Gatoff, Chief Executive Officer of the Company. The Amendment provides that Mr. Norbitz will receive a consulting fee of $8.1 per month for services rendered.

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

6.	Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015 were $41, $35 and $30, respectively.

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The Company has no plans or intentions to stop participating in the plan as of March 26, 2017 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Contributions to the Union Plan were $10, $8 and $10 for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015, respectively.

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

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

As of March 26, 2017, the Company had non-cancelable operating lease commitments, net of certain sublease rental income, as follows:

	Lease	Sublease	Net lease
	commitments	income	commitments

2018	$1,645	$327	$1,318
2019	1,654	330	1,324
2020	1,545	332	1,213
2021	1,063	309	754
2022	1,065	263	802
Thereafter	5,841	865	4,976

	$12,813	$2,426	$10,387

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,566, $1,628 and $1,617 for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015, respectively. Sublease rental income was $272, $270 and $267 for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015, respectively.

Contingent rental payments on building leases are typically made based on the percentage of gross sales of the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense, which is inclusive of common area maintenance charges, was approximately $457, $517 and $489 for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015, respectively.

At March 26, 2017, the Company leases one site which it in turn subleases to a franchisee, which expires in April 2027 exclusive of renewal options. The Company remains liable for all lease costs when property is subleased to a franchisee.

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

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

3.	Guaranty

On December 1, 2009, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Guaranty”) in connection with its re-franchising of a restaurant located in West Nyack, New York. The Guaranty extended through the fifth Lease Year, as defined in the lease, and shall not exceed an amount equal to the highest amount of the annual minimum rent, percentage rent and any additional rent payable pursuant to the lease and reasonable attorney’s fees and other costs. The Guaranty expired and the Company reversed all previously recorded liabilities in connection with this guaranty as of March 29, 2015. In connection with the Nathan’s Franchise Agreement, Nathan’s also received a personal guaranty from the franchisee for all obligations under the Guaranty. Nathan’s has not been required to make any payments pursuant to the Guaranty.

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Brooklyn Guaranty could be called upon in the event of a default by the tenant/franchisee. The Brooklyn Guaranty is limited to 24 months of rent for the first three years of the term. Nathan’s has recorded a liability of $204 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty. For the remainder of the term, Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees.

NOTE O - RELATED PARTY TRANSACTIONS

A firm to which Mr. Lorber is as an investor (and, prior to January 2012, a consultant), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $26, $19 and $24 for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015, respectively.

NOTE P - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2017

Total revenues	$29,416	$28,013	$19,937	$19,286
Gross profit (a)	5,804	6,402	4,074	2,906
Income from operations	8,824	8,031	4,754	4,671
Net income	3,550	2,507	699	729

Per share information
Net income per share
Basic (b)	$.85	$.60	$.17	$.17
Diluted (b)	$.85	$.60	$.17	$.17

Shares used in computation of net income per share
Basic (b)	4,166,000	4,172,000	4,175,000	4,176,000
Diluted (b)	4,191,000	4,207,000	4,209,000	4,217,000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2016

Total revenues	$30,654	$30,619	$20,564	$19,053
Gross profit (a)	4,785	6,313	3,681	3,254
Income from operations	7,616	8,426	4,435	4,486
Net income	2,310	2,847	432	507

Per share information
Net income per share
Basic (b)	$.50	$.64	$.10	$.12
Diluted (b)	$.50	$.64	$.10	$.12

Shares used in computation of net income per share
Basic (b)	4,584,000	4,432,000	4,408,000	4,297,000
Diluted (b)	4,621,000	4,449,000	4,444,000	4,337,000

(a)	Gross profit represents the difference between sales and cost of sales.
(b)

The sum of the quarters may not equal the full year per share amounts included in the accompanying consolidated statements of earnings due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

NOTE Q - SUBSEQUENT EVENTS

On May 19, 2017, our hot dog manufacturer, John Morrell and Co. announced a voluntary recall of approximately 200,000 pounds of hot dogs, including Nathan’s hot dogs, after a small number of consumers reported seeing visible metal flakes between the hot dogs and the packaging film. The amount represents a miniscule percentage of the billions of pounds of products annually produced by John Morrell and Co. John Morrell and Co. has communicated with their customers and consumers asking anyone that purchased the affected product to discard it and contact John Morrell and Co. for a refund. John Morrell and Co. notified the United States Department of Agriculture which has designated the recall as a Class II Recall.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 26, 2017, March 27, 2016 and March 29, 2015

(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions		Balance at end of period

Fifty-two weeks ended March 26, 2017

Allowance for doubtful accounts - accounts receivable	$471	$53	$-	$(67	) (b)	$457

Fifty-two weeks ended March 27, 2016

Allowance for doubtful accounts - accounts receivable	$443	$38	$-	$(10	) (b)	$471

Fifty-two weeks ended March 29, 2015

Allowance for doubtful accounts - accounts receivable	$433	$23	$-	$(13	) (b)	$443

(a)     Uncollectible marketing fund contributions.

(b)     Uncollectible amounts written off.