Form 10-Q
period 2017-06-25
NATHANS FAMOUS INC
filed 2017-08-04
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2017.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
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

Large accelerated filer	Accelerated filer X
Non-accelerated filer (do not check if a smaller reporting company)
Emerging growth company	Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

At August 4, 2017, an aggregate of 4,179,050 shares of the registrant's common stock, par value of $.01, were outstanding.

1

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 25, 2017 and March 26, 2017

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	June 25, 2017	March 26, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$60,817	$56,915
Accounts and other receivables, net	13,861	8,948
Inventories	725	579
Prepaid expenses and other current assets (Note G)	782	1,093
Total current assets	76,185	67,535

Property and equipment, net of accumulated depreciation of $7,865 and $7,522, respectively	8,680	8,844
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	293	298

Total assets	$86,606	$78,125

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,022	$4,809
Accrued expenses and other current liabilities (Note H)	9,885	5,865
Deferred franchise fees	219	98
Total current liabilities	16,126	10,772

Long-term debt, net of unamortized debt issuance costs of $3,225 and $3,525, respectively (Note N)	131,775	131,475
Other liabilities (Note H)	1,466	1,555
Deferred income taxes	866	814

Total liabilities	150,233	144,616

COMMITMENTS AND CONTINGENCIES (Note O)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,306,423 and 9,303,870 shares issued; and 4,179,050 and 4,176,497 shares outstanding at June 25, 2017 and March 26, 2017, respectively	93	93
Additional paid-in capital	60,524	60,582
(Accumulated deficit)	(46,941)	(49,863)
Stockholders’ equity before treasury stock	13,676	10,812

Treasury stock, at cost, 5,127,373 shares at June 25, 2017 and March 26, 2017	(77,303)	(77,303)
Total stockholders’ (deficit)	(63,627)	(66,491)

Total liabilities and stockholders’ (deficit)	$86,606	$78,125

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 25, 2017 and June 26, 2016

(in thousands, except share and per share amounts)

(Unaudited)

	June 25, 2017	June 26, 2016

REVENUES
Sales	$22,345	$21,262
License royalties	7,401	6,824
Franchise fees and royalties	1,172	1,330
Total revenues	30,918	29,416

COSTS AND EXPENSES
Cost of sales	17,525	15,458
Restaurant operating expenses	904	938
Depreciation and amortization	368	347
General and administrative expenses	3,671	3,849
Total costs and expenses	22,468	20,592

Income from operations	8,450	8,824

Interest expense	(3,663)	(3,676)
Interest income	35	-
Other income, net	21	22

Income before provision for income taxes	4,843	5,170
Provision for income taxes	1,921	1,620
Net income	$2,922	$3,550

PER SHARE INFORMATION
Income per share:
Basic	$.70	$.85
Diluted	$.69	$.85

Weighted average shares used in computing income per share:
Basic	4,177,000	4,166,000
Diluted	4,215,000	4,191,000

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Thirteen weeks ended June 25, 2017

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 26, 2017	9,303,870	$93	$60,582	$(49,863)	5,127,373	$(77,303)	$(66,491)

Shares issued in connection with share-based compensation plans	2,553	-	-				-

Withholding tax on net share settlement of share-based compensation plans			(157)				(157)

Share-based compensation			99				99

Net income	-	-	-	2,922	-	-	2,922
Balance, June 25, 2017	9,306,423	$93	$60,524	$(46,941)	5,127,373	$(77,303)	$(63,627)

The accompanying notes are an integral part of this financial statement.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 25, 2017 and June 26, 2016

(in thousands)

(Unaudited)

	June 25, 2017	June 26, 2016
Cash flows from operating activities:
Net income	$2,922	$3,550
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	368	347
Amortization of debt issuance costs	300	311
Share-based compensation expense	99	173
Income tax benefit on stock option exercises	78	621
Provision for doubtful accounts	16	-
Deferred income taxes	52	171
Changes in operating assets and liabilities:
Accounts and other receivables, net	(4,929)	(4,169)
Inventories	(146)	(103)
Prepaid expenses and other current assets	311	685
Other assets	5	15
Accounts payable, accrued expenses and other current liabilities	5,280	3,614
Deferred franchise fees	121	(50)
Other liabilities	(89)	(220)

Net cash provided by operating activities	4,388	4,945

Cash flows from investing activities:
Purchase of property and equipment	(204)	(277)

Net cash (used in) investing activities	(204)	(277)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	44
Dividends paid to stockholders	(125)	(125)
Payments of withholding tax on net share settlement of share-based compensation plans	(157)	(705)
Repurchase of treasury stock	-	(1,272)

Net cash (used in) financing activities	(282)	(2,058)

Net increase in cash and cash equivalents	3,902	2,610

Cash and cash equivalents, beginning of period	56,915	50,228

Cash and cash equivalents, end of period	$60,817	$52,838

Cash paid during the period for:
Interest	$-	$-
Income taxes paid	$208	$453

The accompanying notes are an integral part of these financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 25, 2017

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 25, 2017 and June 26, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 26, 2017.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2017. There have been no changes to the Company’s significant accounting policies subsequent to March 26, 2017.

NOTE B – ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) updated U.S. accounting guidance to simplify the ways businesses measure inventory. Companies that use the first-in, first-out (FIFO) method or the average cost method will measure inventory at the lower of its cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal, and transportation. Companies will no longer consider replacement cost or net realizable value less a normal profit margin when measuring inventory. The guidance was effective for the Company beginning in the first quarter of fiscal 2018 and did not have a material impact on its results of operations or financial position.

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

The Company does not believe that the standard will impact its recognition of revenue for its Branded Product Program, Company-operated restaurants or its recognition of royalties from its franchised restaurants or retail licenses, which are based on a percentage of sales. The Company is still assessing the impact of decisions reached by the FASB Transition Resource Group in November 2016 on the treatment of minimum guarantees in licensing arrangements, which may affect the timing of the Company’s recognition of royalty revenues. Currently, franchise and international development fees are recognized when the Company has performed substantially all initial services required by the agreements, which is generally when the franchisee begins operations. Under the new guidance, these fees may be recognized over the term of the agreements. The Company plans to adopt this standard in the first quarter of fiscal 2019 using the modified retrospective method. The Company anticipates assigning internal resources to assist with the evaluation and implementation of the new standard, and will continue to provide updates during fiscal year 2018.

In February 2016, the FASB issued a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g. commissions). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. This standard is required to take effect in Nathan’s first quarter (June 2019) of our fiscal year ending March 29, 2020. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company is currently evaluating the standard to determine the impact of the adoption on its consolidated financial statements but expects that the standard will result in a significant increase to its other assets and other liabilities.

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

The amendments are effective prospectively for public business entities for annual reporting periods beginning after December 15, 2017. This standard is required to take effect in Nathan’s first quarter (June 2018) of our fiscal year ending March 31, 2019. The Company does not expect this new accounting standard will have a material effect on the Company’s results of operations, cash flows or financial position. Early adoption is permitted when certain criteria are met.

In January 2017, the FASB issued an update to the accounting guidance to simplify the testing for goodwill impairment. The update removes the requirement to determine the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. A company will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill. The guidance is effective prospectively for public business entities for annual reporting periods beginning after December 15, 2019. This standard is required to take effect in Nathan’s first quarter (June 2020) of our fiscal year ending March 28, 2021. Nathan’s does not expect the adoption of this new guidance to have a material impact on its results of operations or financial position.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen-week periods ended June 25, 2017 and June 26, 2016, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2017	2016	2017	2016	2017	2016
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,922	$3,550	4,177	4,166	$0.70	$0.85
Effect of dilutive employee stock options	-	-	38	25	(0.01)	-
Diluted EPS
Diluted calculation	$2,922	$3,550	4,215	4,191	$0.69	$0.85

There were no options to purchase shares of common stock for the thirteen week periods ended June 25, 2017 and June 26, 2016 that were excluded from the computation of diluted earnings per share.

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

The Company’s long-term debt had a face value of $135,000,000 as of June 25, 2017 and a fair value of $144,112,500 as of June 25, 2017. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period, which we classify as Level 2.

The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 25, 2017, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 25,	March 26,
	2017	2017

Branded product sales	$9,052	$6,037
Franchise and license royalties	3,718	2,746
Other	1,561	622
	14,331	9,405

Less: allowance for doubtful accounts	470	457
Accounts and other receivables, net	$13,861	$8,948

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

Changes in the Company’s allowance for doubtful accounts for the thirteen-week period ended June 25, 2017 and the fiscal year ended March 26, 2017 are as follows (in thousands):

	June 25, 2017	March 26, 2017

Beginning balance	$457	$471
Bad debt expense	16	53
Accounts written off	(3)	(67)
Ending balance	$470	$457

NOTE G – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 25,	March 26,
	2017	2017

Insurance	$309	$319
Other	473	774
Total prepaid expenses and other current assets	$782	$1,093

NOTE H – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 25,	March 26,
	2017	2017
Payroll and other benefits	$1,248	$2,708
Accrued rebates	1,562	1,050
Rent and occupancy costs	227	215
Deferred revenue	447	723
Construction costs	149	160
Interest	3,826	463
Professional fees	132	109
Income taxes	1,937	143
Dividend payable	125	125
Other	232	169
Total accrued expenses and other current liabilities	$9,885	$5,865

Other liabilities consist of the following (in thousands):

	June 25,	March 26,
	2017	2017
Deferred development fees	$119	$67
Reserve for uncertain tax positions	381	366
Deferred rental liability	755	786
Dividend payable	-	125
Other	211	211
Total other liabilities	$1,466	$1,555

NOTE I – SALES

The Company’s sales for the thirteen weeks ended June 25, 2017 and June 26, 2016 are as follows (in thousands):

	Thirteen weeks ended
	June 25, 2017	June 26, 2016

Branded Products	$17,937	$16,254
Company-operated restaurants	4,408	4,843
Other	-	165
Total sales	$22,345	$21,262

NOTE J – INCOME TAXES

The income tax provisions for the thirteen-week periods ended June 25, 2017 and June 26, 2016 reflect effective tax rates of 39.7% and 31.3%, respectively. Nathan’s effective tax rates for the thirteen-week periods ended June 25, 2017 and June 26, 2016 were reduced by 1.6% and 12%, respectively, as a result of the tax benefits associated with stock compensation guidance. For the thirteen-week periods ended June 25, 2017 and June 26, 2016, excess tax benefits of $78,000 and $621,000, respectively, were reflected in the Consolidated Statements of Earnings as a component of the provision for income taxes.

The amount of unrecognized tax benefits at June 25, 2017 was $183,000, all of which would impact Nathan’s effective tax rate, if recognized. As of June 25, 2017, Nathan’s had $192,000 of accrued interest and penalties in connection with unrecognized tax benefits.

During the fiscal year ending March 25, 2018, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $5,000, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 25, 2018 will be in the range of approximately 40.8% to 42.3%, excluding the impact of the excess tax benefit associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

NOTE K – SEGMENT INFORMATION

Nathan’s considers itself to be a brand marketer of the Nathan’s Famous signature products to the foodservice industry pursuant to its various business structures. Nathan’s sells its products directly to consumers through its restaurant system of Company-operated and franchised restaurants, to distributors that resell our products to the foodservice industry through the Branded Product Program (“BPP”) and by third party manufacturers pursuant to license agreements that sell our products to club stores and grocery stores nationwide. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) who evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations. Certain costs are not allocated to the segments and are reported within Corporate.

Branded Product Program – This segment derives revenue principally from the sale of hot dog products either directly to foodservice operators or to various foodservice distributors who resell the products to foodservice operators.

Product licensing – This segment derives revenue, primarily in the form of royalties, from licensing a broad variety of Nathan’s Famous branded products, including our hotdogs, sausage and corned beef products, frozen French fries and additional products through retail grocery channels and club stores throughout the United States.

Restaurant operations – This segment derives revenue from sale of our products at Company-owned and earns fees and royalties from its franchised restaurants.

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

Interest expense, interest income and other income, net are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

NOTE K – SEGMENT INFORMATION (continued)

Operating segment information is as follows (in thousands):

	Thirteen weeks ended
	June 25, 2017	June 26, 2016

Revenues
Branded Product Program	$17,937	$16,419
Product licensing	7,401	6,824
Restaurant operations	5,580	6,173
Corporate	-	-
Total revenues	$30,918	$29,416

Income from operations
Branded Product Program	$2,272	$2,953
Product licensing	7,356	6,778
Restaurant operations	895	1,433
Corporate	(2,073)	(2,340)
Income from operations	$8,450	$8,824
Interest expense	(3,663)	(3,676)
Interest income	35	-
Other income, net	21	22
Income before provision for income taxes	$4,843	$5,170

NOTE L– SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 25, 2017 and June 26, 2016 was $99,000 and $173,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of June 25, 2017, there was $399,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately one year and one month, which represents the weighted average remaining requisite service periods for such awards.

There were no new share-based awards granted during the thirteen-week period ended June 25, 2017.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended
	June 25, 2017	June 26, 2016

Stock options	$38	$38
Restricted stock	61	135
Total compensation cost	$99	$173

Stock options outstanding:

During the fiscal year ended March 29, 2015, the Company granted options to purchase 50,000 shares at an exercise price of $53.89 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a four-year period which commenced August 6, 2015.

In connection with the Company’s special cash dividend, paid on March 27, 2015, to stockholders of record as of March 20, 2015, the Company performed an analysis, pursuant to the anti-dilution provisions of the Company’s 2010 Stock Incentive Plan, and issued replacement options to purchase 75,745 shares at an exercise price of $35.576 for the unvested stock options that were outstanding as of March 29, 2015. Nathan’s performed its evaluation based on the closing price of its common stock on Friday, March 27, 2015 of $73.56 per share, or $48.56 per share excluding the dividend of $25.00 per share. No other terms or conditions of the outstanding options were modified. The anti-dilution provisions of the original award were structured to equalize the award’s fair value before and after the modification.

Transactions with respect to stock options for the thirteen weeks ended June 25, 2017 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at the beginning of the fiscal year (A)	75,745	$35.58	2.36	$1,899

Granted	-	-	-	-

Expired	-	-	-	-

Exercised	-	-	-	-

Options outstanding at June 25, 2017	75,745	$35.58	2.11	$2,214

Options exercisable at June 25, 2017	37,873	$35.58	2.11	$1,107

A- Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s special dividend.

Restricted stock:

Transactions with respect to restricted stock for the thirteen weeks ended June 25, 2017 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 26, 2017	10,000	$49.80

Granted	-	-
Vested	(5,000)	$49.80

Unvested restricted stock at June 25, 2017	5,000	$49.80

NOTE M– STOCKHOLDERS’ EQUITY

1. Dividend

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to stockholders of record as of March 20, 2015 of which approximately $115,100,000 was paid on March 27, 2015 to the stockholders. The Company accrued $1,000,000 for the expected dividends payable on unvested shares pursuant to the terms of the restricted stock agreements. As unvested restricted stock vests, the declared dividend is paid. We have paid $875,000 of the accrued dividend and estimate that the remaining $125,000 will be paid during our fiscal year ending March 31, 2019.

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

At June 25, 2017, the Company has reserved 6,918,971 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

3. Stock Repurchase Programs

During the period from October 2001 through June 25, 2017, Nathan’s purchased 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirteen-week period ended June 25, 2017, we did not repurchase any shares of common stock.

On September 9, 2016, the Company and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “Agreement”) pursuant to which MSI was authorized on the Company’s behalf to purchase up to 100,000 shares of the Company’s common stock, $.01 par value, commencing September 19, 2016. The Agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, to assist the Company in implementing its stock purchase plans.

As of June 25, 2017, an aggregate of 260,258 shares can still be purchased under Nathan’s existing stock buy-back program.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

NOTE N – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 25,	March 26,
	2017	2017

10.000% Senior secured notes due 2020	$135,000	$135,000
Less: unamortized debt issuance costs	(3,225)	(3,525)
Long-term debt, net	$131,775	$131,475

On March 10, 2015, the Company completed the issuance of $135,000,000 of 10.000% Senior Secured Notes due 2020 (“the Notes”) in a Rule 144A transaction. The Notes were issued pursuant to an indenture, dated March 10, 2015 (the “Indenture”), by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, a national banking association, as trustee and collateral trustee. The Company used the proceeds to pay a special cash dividend of approximately $116,100,000 (see Note M.1) with the remaining net proceeds for general corporate purposes, including working capital. Debt issuance costs of approximately $5,985,000 were incurred, which will be amortized into interest expense over the remaining 5-year term of the Notes.

The Notes bear interest at 10.000% per annum, payable semi-annually on March 15th and September 15th. The Notes have no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

There are no financial maintenance covenants associated with the Notes. As of June 25, 2017, Nathan’s was in compliance with all covenants associated with the Notes.

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

NOTE O – COMMITMENTS AND CONTINGENCIES

1. Commitments

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. Nathan’s has recorded a liability of $204,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees.

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

On May 19, 2017, our hot dog manufacturer, John Morrell and Co. announced a voluntary recall of approximately 200,000 pounds of hot dogs, including Nathan's hot dogs, after a small number of consumers reported seeing visible metal flakes between the hot dogs and the packaging film. The amount represents a miniscule percentage of the billions of pounds of products annually produced by John Morrell and Co. John Morrell and Co. has communicated with their customers and consumers asking that anyone that purchased the affected product to discard it and contact John Morrell and Co. for a refund. John Morrell and Co. notified the United States Department of Agriculture which has designated the recall as a Class II Recall.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the affects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during Summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of our supply agreement for hot dogs with John Morrell & Co., the impact of our debt service and repayment obligations under the Notes; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employee” or the impact of our new union contract; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 26, 2017, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At June 25, 2017, our restaurant system consisted of 279 Nathan’s franchised units, including 118 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 19 states, and 12 foreign countries. At June 26, 2016, our restaurant system consisted of 261 Nathan’s franchised units, including 103 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 20 states, and 11 foreign countries.

In addition to plans for expansion through our Branded Product Program, licensing and franchising, Nathan’s continues to seek to co-brand within its restaurant system. Nathan’s is also the owner of the Arthur Treacher’s brand. Currently there are also eight locations operating under our Arthur Treacher’s Branded Menu Program agreement.

As described in our Annual Report on Form 10-K for the year ended March 26, 2017, our future results could be materially impacted by many developments including our dependence on John Morrell & Co. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with John Morrell & Co. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef compared to earlier periods.

On March 10, 2015, we consummated a $135,000,000 offering of 10.000% Senior Secured Notes due 2020 (“the Notes”) and paid a dividend of $25.00 per share (or approximately $116,100,000 in the aggregate). Our future results could also be impacted by our obligations under the Notes. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of $13,500,000 per annum and annual amortization of debt issuance costs of approximately $1,200,000. The impact of interest expense on net income has been reflected in our results for the thirteen week periods ended June 25, 2017 and June 26, 2016. Accordingly, as described below we are also including information relating to EBITDA and Adjusted EBITDA in this Form 10-Q quarterly report.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 26, 2017, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). Except for the adoption discussed in Note B – simplifying the measurement of inventory; there have been no changes to the Company’s significant accounting policies subsequent to March 26, 2017.

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

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA which excludes (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA excluding stock-based compensation that the Company believes will impact the comparability of its results of operations.

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

The following is a reconciliation of Net income to Adjusted EBITDA (in thousands):

	Thirteen weeks ended
	June 25, 2017	June 26, 2016
	(unaudited)

Net income	$2,922	$3,550
Interest expense	3,663	3,676
Income taxes	1,921	1,620
Depreciation and amortization	368	347
EBITDA	8,874	9,193

Stock-based compensation	99	173
Adjusted EBITDA	$8,973	$9,366

Results of Operations

Thirteen weeks ended June 25, 2017 compared to thirteen weeks ended June 26, 2016

Revenues

Total sales increased by 5.1% to $22,345,000 for the thirteen weeks ended June 25, 2017 (“fiscal 2018 period”) as compared to $21,262,000 for the thirteen weeks ended June 26, 2016 (“fiscal 2017 period”). Foodservice sales from the Branded Product Program increased by 10.4% to $17,937,000 for the fiscal 2018 period as compared to sales of $16,254,000 in the fiscal 2017 period. During the fiscal 2018 period, the volume of business increased by approximately 8.3%. Our average selling prices increased by approximately 1.3% as a result of our pricing strategy, which is more closely correlated to the cost of beef which increased by approximately 9.3%, during the fiscal 2018 period as compared to the fiscal 2017 period. Total Company-owned restaurant sales were $4,408,000 during the fiscal 2018 period compared to $4,843,000 during the fiscal 2017 period. Sales at our five Company-owned restaurants were unfavorably affected during the fiscal 2018 period due primarily to unfavorable weather conditions during the fiscal 2018 period. Direct retail sales also decreased by $165,000 during the fiscal 2018 period as compared to the fiscal 2017 period as we transitioned this business into our Branded Product Program during fiscal 2017.

License royalties were $7,401,000 in the fiscal 2018 period as compared to $6,824,000 in the fiscal 2017 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased 8.2% to $6,885,000 for the 2018 fiscal period as compared to $6,362,000 in the fiscal 2017 period. The increase is due to a 4.0% increase in volume during the fiscal 2018 period as compared to the fiscal 2017 period, in addition to a 5.3% increase in average selling prices, on which our royalties are calculated. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $54,000 during the fiscal 2018 period as compared to the fiscal 2017 period.

Franchise fees and royalties were $1,172,000 in the fiscal 2018 period as compared to $1,330,000 in the fiscal 2017 period. Total royalties were $1,112,000 in the fiscal 2018 period as compared to $1,152,000 in the fiscal 2017 period. Royalties earned under the Branded Menu program were $291,000 in the fiscal 2018 period as compared to $262,000 in the fiscal 2017 period due principally to the new carts opened primarily in New York City over the last year. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $821,000 in the fiscal 2018 period as compared to $890,000 in the fiscal 2017 period. Franchise restaurant sales decreased to $18,846,000 in the fiscal 2018 period as compared to $19,830,000 in the fiscal 2017 period primarily due to the decline in comparable domestic sales and the impact of units closed in the previous fiscal year. Comparable domestic franchise sales (consisting of 91 Nathan’s outlets, excluding sales under the Branded Menu Program) were $13,946,000 in the fiscal 2018 period as compared to $14,472,000 in the fiscal 2017 period, a decrease of 3.6%.

At June 25, 2017, 279 domestic and international franchised or Branded Menu Program franchise outlets were operating compared to 261 domestic and international franchised or Branded Menu Program franchise outlets at June 26, 2016. Total franchise fee income was $60,000 in the fiscal 2018 period compared to $178,000 in the fiscal 2017 period. Domestic franchise fee income was $31,000 in the fiscal 2018 period compared to $54,000 in the fiscal 2017 period due primarily to the different types of locations opened, and associated fees earned, between the two periods. International franchise fee income was $29,000 in the fiscal 2018 period compared to $99,000 during the fiscal 2017 period primarily due to the timing of new international development international fees. We also recognized $25,000 in forfeited fees in the fiscal 2017 period. During the fiscal 2018 period, ten new franchised outlets opened including two international locations and seven new Branded Menu Program outlets opened. During the fiscal 2017 period, four new franchised outlets opened and four new Branded Menu Program outlets opened.

Costs and Expenses

Overall, our cost of sales increased by 13.4% to $17,525,000 in the fiscal 2018 period as compared to $15,458,000 in the fiscal 2017 period. Our gross profit (representing the difference between sales and cost of sales) was $4,820,000 or 21.6% of sales during the fiscal 2018 period as compared to $5,804,000 or 27.3% of sales during the fiscal 2017 period. The margin reduction was primarily due to the higher cost of beef in the Branded Product Program and in the Company-operated restaurants in addition to the higher labor costs at the Company-owned restaurants.

Cost of sales in the Branded Product Program increased by approximately $2,280,000 during the fiscal 2018 period as compared to the fiscal 2017 period, primarily due to the 9.3% increase in the average cost per pound of our hot dogs in addition to the higher volume of product sold. During the fiscal 2017 period, we completed our purchase of approximately 662,000 lbs. of hot dogs pursuant to the open purchase commitment, representing approximately 11.3% of volume, which reduced our overall cost of hot dogs by approximately 110 BPS. We did not make any purchases during the fiscal 2018 period pursuant to any purchase commitments. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2018 period was $2,585,000 or 58.6% of restaurant sales, as compared to $2,648,000 or 54.7% of restaurant sales in the fiscal 2017 period due primarily to the impact of lower revenues and higher labor costs principally associated with the effects of the New York State minimum wage increase. We expect that our labor costs going forward will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $904,000 in the fiscal 2018 period as compared to $938,000 in the fiscal 2017 period. The decrease in restaurant operating costs results primarily from lower marketing expenditures.

Depreciation and amortization was $368,000 in the fiscal 2018 period as compared to $347,000 in the fiscal 2017 period.

General and administrative expenses decreased by $178,000 or 4.6% to $3,671,000 in the fiscal 2018 period as compared to $3,849,000 in the fiscal 2017 period. The decrease in general and administrative expenses was primarily attributable to the $207,000 expended on marketing and promotional activities during the fiscal 2017 period in commemoration of our 100th anniversary, partly offset by higher compensation expenses during the fiscal 2018 period.

Other Items

Interest income was $35,000 in the fiscal 2018 period. Nathan’s established its interest bearing money market account during the second quarter of fiscal 2017.

Other income, which primarily relates to a sublease of a franchised restaurant, was $21,000 in the fiscal 2018 period as compared to $22,000 in the fiscal 2017 period.

Interest expense was $3,663,000 in the fiscal 2018 period representing accrued interest of $3,364,000 on the Notes and amortization of debt issuance costs of $299,000 during the same period. Interest expense of $3,676,000 in the fiscal 2017 period represents accrued interest of $3,364,000 on the Notes and amortization of issuance costs of $312,000 during the same period. As a result of the issuance of the Notes, Nathan’s expects to incur interest expense of $13,500,000 per annum and annual amortization of debt issuance costs of approximately $1,200,000.

Provision for Income Taxes

In the fiscal 2018 period, the income tax provision was $1,921,000 or 39.7% of earnings before income taxes as compared to $1,620,000 or 31.3% of income before income taxes in the fiscal 2017 period. Nathan’s recognized excess income tax benefits of $78,000 and $621,000 during the fiscal 2018 and fiscal 2017 periods, respectively, which reduced the effective tax rate by 1.6% and 12.0% respectively, as a result of the tax benefit associated with stock compensation guidance that Nathan’s adopted in the first quarter of fiscal 2017. Nathan’s effective tax rates without these adjustments would have been 41.3% for the fiscal 2018 period and 43.3% for the fiscal 2017 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $11,000 during the remainder of fiscal 2018. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 25, 2018 will be in the range of approximately 40.8% to 42.3% excluding the impact of the excess tax benefits associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits.

Off-Balance Sheet Arrangements

Nathan’s did not have any open purchase commitments for hot dogs outstanding as of June 25, 2017. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at June 25, 2017 aggregated $60,817,000, a $3,902,000 increase during the fiscal 2018 period as compared to cash and cash equivalents of $56,915,000 at March 26, 2017. Net working capital increased to $60,059,000 from $56,763,000 at March 26, 2017.

On March 10, 2015, the Company completed an offering of $135,000,000 aggregate principal amount of the Notes. The Company used the net proceeds of the Notes offering to pay a special dividend of $25.00 per share (approximately $116,100,000 in the aggregate) to Company stockholders of record and used the remaining net proceeds for general corporate purposes, including working capital.

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

As of June 25, 2017, Nathan’s was in compliance with all covenants associated with the Notes.

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

Cash provided by operations of $4,388,000 in the fiscal 2018 period is primarily attributable to net income of $2,922,000 in addition to other non-cash operating items of $913,000, and increased changes in other operating assets and liabilities of $553,000. Non-cash operating items include $78,000 of excess income tax benefits from stock-based compensation arrangements as a result of the accounting for certain aspects of its share-based payments to employees. In the fiscal 2018 period, accounts and other receivables increased by $4,929,000 compared to the fiscal 2017 period due primarily to higher receivables from Branded Product Program sales of $3,015,000, and seasonally higher royalty receivables of $972,000, and increased seasonal advances to the Advertising Fund of $1,004,000. In the fiscal 2018 period, prepaid expenses and other current assets decreased by $311,000 due principally to the utilization of prepaid marketing expense, partly offset by higher property taxes. The increase in accounts payable, accrued expenses and other current liabilities of $5,280,000 is primarily due to increased accrued interest of $3,364,000, accrued income taxes of $1,794,000, higher accounts payable of $1,213,000 arising from seasonally higher product purchases for the Branded Product Program partially offset by a reduction in accrued payroll and other benefits of $1,460,000 due primarily to the payment of prior year incentive compensation. The decrease in other liabilities of $89,000 is primarily due to dividend payments of $125,000 on vested restricted stock, offset by an increase in deferred revenue of $53,000.

Cash used in investing activities was $204,000 in the fiscal 2018 period in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements.

Cash used in financing activities of $282,000 in the fiscal 2018 period relates to the Company’s payment of $157,000 for withholding taxes on the net share vesting of employee restricted stock. Additionally, we paid dividends of $125,000 relating to the previously declared special cash dividend in connection with the vesting of 5,000 shares of the Company’s restricted stock.

During the period from October 2001 through June 25, 2017, Nathan’s purchased 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,236,273 shares at a total cost of approximately $70,145,000, reducing the number of shares then-outstanding by 53.8%.

On February 1, 2016 and March 11, 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 25, 2017, Nathan’s has repurchased 939,742 shares at a cost of $29,641,000 under the sixth stock repurchase plan. At June 25, 2017, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On September 9, 2016, the Company and Mutual Securities, Inc. (“MSI”) entered into an agreement (the “Agreement”) pursuant to which MSI was authorized on the Company’s behalf to purchase up to 100,000 shares of the Company’s common stock, $.01 par value, commencing September 19, 2016. The Agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, to assist the Company in implementing its stock purchase plans.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements and stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at June 25, 2017 aggregating $60,817,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In March 2015, we completed a dividend recapitalization, to return approximately $116,100,000 to our shareholders and we may continue to return capital to our shareholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 25, 2018, we will be required to make interest payments of approximately $13,500,000.

At June 25, 2017, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of June 25, 2017 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$135,000	$-	$135,000	$-	$-
Employment Agreements	1,852	1,002	650	200	-
Dividends Payable	125	125	-	-	-
Operating Leases	12,362	1,647	3,012	2,131	5,572
Gross Cash Contractual Obligations	149,339	2,774	138,662	2,331	5,572
Sublease Income	2,336	328	648	544	816
Net Cash Contractual Obligations	$147,003	$2,446	$138,014	$1,787	$4,756

a)	Represents 10.000% Senior Secured Notes due March 2020.

b)

At June 25, 2017, the Company had unrecognized tax benefits of $183,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $5,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. Nathan’s has recorded a liability of $204,015 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 13.9% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued through June 2017 before beginning to slightly decline. As such, our market price for hot dogs during our fiscal 2018 period was approximately 9.3% higher than the fiscal 2017 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2018. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Most recently, we concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

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

The Company is further studying the impact on the Company’s operations and is developing strategies and tactics, including pricing and potential operating efficiencies, to minimize the effects of these increases and future increases. We have recently increased certain selling prices to pass on recent cost of sales increases. However, if we are unable to fully offset these and future increases through pricing and operating efficiencies, our margins and profits will be negatively affected. We believe that these increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees that operate in New York State. Our business could be negatively impacted if the decrease in margin for our franchisees results in the potential loss of new franchisees or the closing of a significant number of franchised restaurants.

Effective April 1, 2014, the City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees, who work more than 80 hours for the employer. Nathan’s operates three restaurants that have been affected by this new legislation.

Effective December 1, 2016, changes to the Fair Labor Standards Act were to take effect until nationwide implementation was enjoined by a Federal Distict Court. The legislation would have increased the minimum salary threshold for overtime exemption from $23,660 to $47,476 per annum. Nathan’s performed its evaluation of its workforce and determined that the proposed legislation is not expected to have a significant impact on our results of operations.

On May 30, 2017, New York City Mayor Bill de Blasio signed into law the Fair Work Week Legislation package of bills that the city estimates will cover some 65,000 fast food workers by giving them more predictable work schedules. A key component of the the package is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per change, depending on the situation. The legislation is scheduled to take effect on November 27, 2017. Due to Nathan's dependency on weather conditions at our two beach locations during the summer, we are unable to determine the potential impact on our results of operations.

Continued increases in labor, food and other operating expenses, including health care, could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in this Form 10-Q and our Form 10-K for our fiscal year ended March 26, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 25, 2017, Nathan’s cash and cash equivalents aggregated $60,817,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $152,000 per annum for each 0.25% change in interest rates.

Borrowings

At June 25, 2017, we had $135,000,000 of Notes outstanding which are due in March 2020. Upon maturity, we anticipate having to refinance a significant portion of the Notes and such refinancing would be based upon the then-prevailing interest rates. Interest expense on these borrowings would increase or decrease by approximately $338,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 13.9% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued through June 2017 before beginning to slightly decline. As such, our market price for hot dogs during our fiscal 2018 period was approximately 9.3% higher than the fiscal 2017 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2018. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Most recently, we concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 25, 2017 would have increased or decreased our cost of sales by approximately $1,567,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended June 25, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 26, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2017 and its Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders stated that the Company paid Grant Thornton LLP $244,000 for audit fees related to the audit of the Company’s financial statements for the fiscal year ended March 26, 2017. Subsequent to the filing of these documents, the Company and Grant Thornton LLP agreed to increase the audit fee payable to Grant Thornton LLP to $307,000.

Item 6. Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

4.3	Indenture, dated as of March 10, 2015, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated March 10, 2015.)

10.1

Amendment, dated June 7, 2017, to the Consulting Agreement dated as of June 10, 2015, as amended August 4, 2016, by and between Nathan’s Famous, Inc. and Wayne Norbitz. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2017.) (1)

10.2	*2018 Management Incentive Plan for the fiscal year ending March 25, 2018. (1)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 25, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

(1) Indicates a management plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 4, 2017	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

4.3	Indenture, dated as of March 10, 2015, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated March 10, 2015.)

10.1	Amendment, dated June 7, 2017, to the Consulting Agreement dated as of June 10, 2015, as amended August 4, 2016, by and between Nathan’s Famous, Inc. and Wayne Norbitz. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2017.) (1)

10.2	*2018 Management Incentive Plan for the fiscal year ending March 25, 2018. (1)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 25, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.
(1) Indicates a management plan or arrangement.