Form 10-Q
period 2017-09-24
NATHANS FAMOUS INC
filed 2017-11-03
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from to .

Commission file number 001-35692

NATHAN'S FAMOUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of	(I.R.S. Employer
Identification No.)	incorporation or organization)

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

At November 3, 2017, an aggregate of 4,184,549 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 24, 2017 and March 26, 2017

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	Sept. 24, 2017	March 26, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$61,677	$56,915
Accounts and other receivables, net	11,527	8,948
Inventories	604	579
Prepaid expenses and other current assets (Note G)	473	1,093
Total current assets	74,281	67,535

Property and equipment, net of accumulated depreciation of $8,204 and $7,522, respectively	8,466	8,844
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	293	298
Total assets	$84,488	$78,125

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$5,128	$4,809
Accrued expenses and other current liabilities (Note H)	5,184	5,865
Deferred franchise fees	200	98
Total current liabilities	10,512	10,772

Long-term debt, net of unamortized debt issuance costs of $2,926 and $3,525, respectively (Note N)	132,074	131,475
Other liabilities (Note H)	1,455	1,555
Deferred income taxes	854	814

Total liabilities	144,895	144,616

COMMITMENTS AND CONTINGENCIES (Note O)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,311,922 and 9,303,870 shares issued; and 4,184,549 and 4,176,497 shares outstanding at September 24, 2017 and March 26, 2017, respectively	93	93
Additional paid-in capital	60,624	60,582
(Accumulated deficit)	(43,821)	(49,863)
Stockholders’ equity before treasury stock	16,896	10,812
Treasury stock, at cost, 5,127,373 shares at September 24, 2017 and March 26, 2017, respectively	(77,303)	(77,303)
Total stockholders’ (deficit)	(60,407)	(66,491)

Total liabilities and stockholders’ (deficit)	$84,488	$78,125

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and twenty-six weeks ended September 24, 2017 and September 25, 2016

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

REVENUES
Sales	$24,527	$21,891	$46,872	$43,153
License royalties	5,764	4,788	13,165	11,612
Franchise fees and royalties	1,315	1,334	2,487	2,664
Total revenues	31,606	28,013	62,524	57,429

COSTS AND EXPENSES
Cost of sales	18,041	15,489	35,566	30,947
Restaurant operating expenses	1,105	1,078	2,009	2,016
Depreciation and amortization	367	349	735	696
General and administrative expenses	3,359	3,066	7,030	6,915
Total costs and expenses	22,872	19,982	45,340	40,574

Income from operations	8,734	8,031	17,184	16,855

Interest expense	(3,663)	(3,663)	(7,326)	(7,339)
Interest income	35	36	70	36
Other income, net	21	21	42	43

Income before provision for income taxes	5,127	4,425	9,970	9,595
Provision for income taxes	2,007	1,918	3,928	3,538
Net income	$3,120	$2,507	$6,042	$6,057

PER SHARE INFORMATION
Income per share:
Basic	$.75	$.60	$1.45	$1.45
Diluted	$.74	$.60	$1.43	$1.44

Weighted average shares used in computing income per share:
Basic	4,179,000	4,172,000	4,178,000	4,169,000
Diluted	4,212,000	4,207,000	4,213,000	4,199,000

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Twenty-six weeks ended September 24, 2017

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 26, 2017	9,303,870	$93	$60,582	$(49,863)	5,127,373	$(77,303)	$(66,491)

Shares issued in connection with share-based compensation plans	8,052	-	-				-

Withholding tax on net share settlement of share-based compensation plans			(157)				(157)

Share-based compensation			199				199

Net income	-	-	-	6,042	-	-	6,042

Balance, September 24, 2017	9,311,922	$93	$60,624	$(43,821)	5,127,373	$(77,303)	$(60,407)

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 24, 2017 and September 25, 2016

(in thousands)

(Unaudited)

	September 24, 2017	September 25, 2016
Cash flows from operating activities:
Net income	$6,042	$6,057
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	735	696
Amortization of debt issuance costs	599	611
Share-based compensation expense	199	346
Income tax benefit on stock option exercise	194	621
Provision for doubtful accounts	57	21
Deferred income taxes	40	27
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,636)	(403)
Inventories	(25)	180
Prepaid expenses and other current assets	620	894
Other assets	5	15
Accounts payable, accrued expenses and other current liabilities	(431)	(1,401)
Deferred franchise fees	102	(36)
Other liabilities	(100)	(67)

Net cash provided by operating activities	5,401	7,561

Cash flows from investing activities:
Purchase of property and equipment	(357)	(606)

Net cash (used in) investing activities	(357)	(606)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	44
Dividends paid upon vesting of restricted stock	(125)	(125)
Payments of withholding tax on net share settlement of share-based compensation plans	(157)	(705)
Repurchase of treasury stock	-	(1,272)

Net cash (used in) financing activities	(282)	(2,058)

Net increase in cash and cash equivalents	4,762	4,897

Cash and cash equivalents, beginning of period	56,915	50,228

Cash and cash equivalents, end of period	$61,677	$55,125

Cash paid during the period for:
Interest	$6,750	$6,750
Income taxes paid	$3,400	$2,099

The accompanying notes are an integral part of these financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 24, 2017

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 24, 2017 and September 25, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

The Company has assigned internal resources to evaluate and implement the new standard, and will continue to provide updates during fiscal year 2018.  The Company is continuing its evaluation of the impact of the new standard, but currently does not believe that the standard will impact its recognition of revenue for its Company-operated restaurants or its recognition of royalties from its franchised restaurants or retail licenses, which are based on a percentage of sales.  The Company is still assessing the impact of the new standard on revenues from its Branded Product Program as well as decisions reached by the FASB Transition Resource Group in November 2016 on the treatment of minimum guarantees in licensing arrangements, which may affect the timing of the Company’s recognition of royalty revenues. Currently, franchise and international development fees are recognized when the Company has performed substantially all initial services required by the agreements, which is generally when the franchisee begins operations.  Under the new guidance, these fees may be recognized over the term of the agreements. The Company also expects that the adoption of this new guidance may change the reporting of contributions to the advertising fund from franchisees and other third parties and the related advertising fund expenditures, which are currently reported on a net basis in the Consolidated Statements of Earnings and Consolidated Balance Sheets.  The Company expects the new guidance will require these advertising fund contributions and expenditures to be reported on a gross basis in the Consolidated Statement of Earnings.  For the fiscal year ended March 26, 2017, advertising fund contributions from franchisees and other third parties were $2,572,000, and therefore we expect this change may impact our total revenues and expenses.  The Company plans to adopt this standard in the first quarter of fiscal 2019, beginning March 26, 2018, using the modified retrospective method.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 24, 2017 and September 25, 2016, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2017	2016	2017	2016	2017	2016
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,120	$2,507	4,179	4,172	$0.75	$0.60
Effect of dilutive employee stock options	-	-	33	35	(0.01)	-
Diluted EPS
Diluted calculation	$3,120	$2,507	4,212	4,207	$0.74	$0.60

Twenty-six weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2017	2016	2017	2016	2017	2016
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$6,042	$6,057	4,178	4,169	$1.45	$1.45
Effect of dilutive employee stock options	-	-	35	30	(0.02)	(0.01)
Diluted EPS
Diluted calculation	$6,042	$6,057	4,213	4,199	$1.43	$1.44

There were no options to purchase shares of common stock for the thirteen week and twenty-six week periods ended September 24, 2017 and September 25, 2016, respectively that were excluded from the computation of diluted earnings per share.

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

The Company’s long-term debt had a face value of $135,000,000 as of September 24, 2017 and a fair value of $142,088,000 as of September 24, 2017. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 24, 2017, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 24,	March 26,
	2017	2017

Branded product sales	$8,249	$6,037
Franchise and license royalties	2,345	2,746
Other	1,432	622
	12,026	9,405

Less: allowance for doubtful accounts	499	457
Accounts and other receivables, net	$11,527	$8,948

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

Changes in the Company’s allowance for doubtful accounts for the twenty-six week period ended September 24, 2017 and the fiscal year ended March 26, 2017 are as follows (in thousands):

	September 24, 2017	March 26, 2017

Beginning balance	$457	$471
Bad debt expense	57	53
Accounts written off	(15)	(67)
Ending balance	$499	$457

NOTE G – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 24,	March 26,
	2017	2017

Insurance	117	$319
Other	356	774
Total prepaid expenses and other current assets	$473	$1,093

NOTE H – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 24,	March 26,
	2017	2017
Payroll and other benefits	$1,771	$2,708
Accrued rebates	1,271	1,050
Rent and occupancy costs	233	215
Deferred revenue	200	723
Construction costs	106	160
Interest	441	463
Professional fees	70	109
Income taxes	718	143
Dividend payable	125	125
Other	249	169
Total accrued expenses and other current liabilities	$5,184	$5,865

Other liabilities consist of the following (in thousands):

	September 24,	March 26,
	2017	2017
Deferred development fees	$110	$67
Reserve for uncertain tax positions	404	366
Deferred rental liability	729	786
Dividend payable	-	125
Other	212	211
Total other liabilities	$1,455	$1,555

NOTE I – SALES

The Company’s sales for the thirteen and twenty-six weeks ended September 24, 2017 and September 25, 2016 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

Branded products	$18,130	$15,227	$36,067	$31,481
Company-operated restaurants	6,397	6,615	10,805	11,458
Other	-	49	-	214
Total sales	$24,527	$21,891	$46,872	$43,153

NOTE J – INCOME TAXES

The income tax provisions for the twenty-six week periods ended September 24, 2017 and September 25, 2016 reflect effective tax rates of 39.4% and 36.9%, respectively. Nathan’s effective tax rates for the twenty-six week periods ended September 24, 2017 and September 25, 2016 were reduced by 1.9% and 6.4%, respectively, as a result of the tax benefits associated with stock compensation. For the twenty-six week periods ended September 24, 2017 and September 25, 2016, excess tax benefits of $194,000 and $621,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes.

The amount of unrecognized tax benefits at September 24, 2017 was $201,000, all of which would impact Nathan’s effective tax rate, if recognized. As of September 24, 2017, Nathan’s had $208,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

NOTE K – SEGMENT INFORMATION

Nathan’s considers itself to be a brand marketer of the Nathan’s Famous signature products to the foodservice industry pursuant to its various business structures. Nathan’s sells its products directly to consumers through its restaurant system of Company-operated and franchised restaurants, to distributors that resell our products to the foodservice industry through the Branded Product Program (“BPP”) and by third party manufacturers pursuant to license agreements that sell our products to club stores and grocery stores nationwide. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) who evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations. Certain administrative expenses are not allocated to the segments and are reported within Corporate.

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

Restaurant operations – This segment derives revenue from the sale of our products at Company-owned restaurants and earns fees and royalties from its franchised restaurants.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	Sept. 24, 2017	Sept. 25, 2016	Sept. 24, 2017	Sept. 25, 2016

Revenues
Branded Product Program	$18,130	$15,277	$36,067	$31,696
Product licensing	5,764	4,788	13,165	11,612
Restaurant operations	7,712	7,948	13,292	14,121
Corporate	-	-	-	-
Total revenues	$31,606	$28,013	$62,524	$57,429

Income from operations
Branded Product Program	$2,692	$2,496	$4,964	$5,449
Product licensing	5,719	4,743	13,075	11,521
Restaurant operations	2,335	2,602	3,230	4,035
Corporate	(2,012)	(1,810)	(4,085)	(4,150)
Income from operations	$8,734	$8,031	$17,184	$16,855
Interest expense	(3,663)	(3,663)	(7,326)	(7,339)
Interest income	35	36	70	36
Other income, net	21	21	42	43
Income before provision for income taxes	$5,127	$4,425	$9,970	$9,595

NOTE L – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended September 24, 2017 and September 25, 2016 was $100,000 and $173,000, respectively. Total share-based compensation during the twenty-six week periods ended September 24, 2017 and September 25, 2016 was $199,000 and $346,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of September 24, 2017, there was $300,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately ten months, which represents the weighted average remaining requisite service periods for such awards.

There were no new share-based awards granted during the twenty-six week period ended September 24, 2017.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

Stock options	$38	$38	$76	$76
Restricted stock	62	135	123	270
Total compensation cost	$100	$173	$199	$346

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

Transactions with respect to stock options for the twenty-six weeks ended September 24, 2017 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at the beginning of the fiscal year (A)	75,745	$35.58	2.36	$1,899

Granted	-	-	-	-

Expired	-	-	-	-

Exercised	(11,361)	$35.58	-	$379

Options outstanding at September 24, 2017	64,384	$35.58	1.86	$2,306

Options exercisable at September 24, 2017	45,444	$35.58	1.86	$1,628

A-	Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s special dividend.

Restricted stock:

Transactions with respect to restricted stock for the twenty-six weeks ended September 24, 2017 are as follows:

		Weighted-
		Average
		Grant-date
		Fair value
	Shares	Per share
Unvested restricted stock at March 26, 2017	10,000	$49.80

Granted	-	-
Vested	(5,000)	$49.80

Unvested restricted stock at September 24, 2017	5,000	$49.80

NOTE M – STOCKHOLDERS’ EQUITY

1. Dividends

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to stockholders of record as of March 20, 2015 of which approximately $115,100,000 was paid on March 27, 2015 to the stockholders. The Company accrued $1,000,000 for the expected dividends payable on unvested shares pursuant to the terms of the restricted stock agreements. As unvested restricted stock vests, the declared dividend is paid. We have paid $875,000 of the accrued dividend and estimate that the remaining $125,000 (See Note H) will be paid during our fiscal year ending March 31, 2019.

On November 1, 2017 the Board of Directors declared a special cash dividend of $5.00 per share to stockholders of record at the close of business on December 22, 2017 of approximately $20,900,000, payable on January 4, 2018. The Company will also accrue $25,000 for the expected dividend on unvested shares of restricted stock.

2. Common Stock Purchase Rights

On June 5, 2013, Nathan’s adopted a stockholder rights plan (the “2013 Rights Plan”) under which all stockholders of record as of June 17, 2013 received rights to purchase shares of common stock (the “2013 Rights”) and the previously existing “New Rights Plan” was terminated.

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

At September 24, 2017, the Company has reserved 6,271,192 shares of common stock for issuance upon exercise of the 2013 Rights approved by the Board of Directors on June 5, 2013.

3. Stock Repurchase Programs

During the period from October 2001 through September 24, 2017, Nathan’s purchased a total of 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the twenty-six week period ended September 24, 2017, we did not repurchase any shares of common stock.

As of September 24, 2017, an aggregate of 260,258 shares can still be purchased under Nathan’s existing stock buy-back program.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

NOTE N – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 24,	March 26,
	2017	2017

10.000% Senior secured notes due 2020	$135,000	$135,000
Less: unamortized debt issuance costs	(2,926)	(3,525)
Long-term debt, net of issuance costs	$132,074	$131,475

On March 10, 2015, the Company completed the issuance of $135,000,000 of 10.000% Senior Secured Notes due 2020 (“the 2020 Notes”) in a Rule 144A transaction. The 2020 Notes were issued pursuant to an indenture, dated March 10, 2015 (the “Indenture”), by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, a national banking association, as trustee and collateral trustee. The Company used the proceeds to pay a special cash dividend of approximately $116,100,000 (see Note M.1) with the remaining net proceeds for general corporate purposes, including working capital. Debt issuance costs of approximately $5,985,000 were incurred, which were being amortized into interest expense over the remaining 5-year term of the 2020 Notes, or until redeemed.

The 2020 Notes bear interest at 10.000% per annum, payable semi-annually on March 15th and September 15th. An interest payment of $6,750,000 was paid on September 14, 2017. The 2020 Notes have no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

On November 1, 2017, the Company completed the issuance of $150,000,000 of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States in accordance with Regulation S under the Securities Act. Nathan's intends to use the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the 2020 Notes and redeem the 2020 Notes (the "Redemption"), to pay a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record and to use any remaining net proceeds for general corporate purposes, including working capital. Nathan's estimates that the redemption payment in connection with the Redemption will be approximately $144,000,000. Nathan's will also fund the majority of the special dividend through its existing cash. Nathan's has issued a notice of redemption with respect to the full aggregate principal amount of the 2020 Notes. The Redemption will occur on November 16, 2017. On November 1, 2017, the Board of Directors declared the special $5.00 per share cash dividend. The cash dividend is payable on January 4, 2018 to stockholders of record at the close of business on December 22, 2017.

The 2025 Notes will have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

At the time of Redemption, the Company will incur expenses in connection with the refinancing, including a 5% call premium of $6,750,000 along with expensing the unamortized debt issuance costs of approximately, $2,725,000 associated with the 2020 Notes. The Company also expects to incur additional interest expense of approximately $562,500 from the closing of the 2025 Notes offering on November 1, 2017 until the Redemption on November 16, 2017.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are expected to be $4,968,750. The Company expects to reduce its annual interest expense by approximately $3,562,500 per annum.

The terms and conditions of the 2025 Notes are similar to the 2020 Notes as follows:

There are no financial maintenance covenants associated with either the 2020 Notes or the 2025 Notes. As of September 24, 2017, Nathan’s was in compliance with all covenants associated with the 2020 Notes.

The Indenture for both the 2020 Notes and the 2025 Notes contain certain covenants limiting the Company’s ability and the ability of its restricted subsidiaries (as defined in the (Indenture) to, subject to certain exceptions and qualifications: (i) incur additional indebtedness; (ii) pay dividends or make other distributions on, redeem or repurchase, capital stock; (iii) make investments or other restricted payments; (iv) create or incur certain liens; (v) incur restrictions on the payment of dividends or other distributions from its restricted subsidiaries; (vi) enter into certain transactions with affiliates; (vii) sell assets; or (viii) effect a consolidation or merger. Certain Restricted Payments which may be made or indebtedness incurred by Nathan’s or its Restricted Subsidiaries may require compliance with the following financial ratios:

Fixed Charge Coverage Ratio: the ratio of the Consolidated Cash Flow to the Fixed Charges for the relevant period, currently set at 2.0 to 1.0 in the Indenture for both the 2020 Notes and the 2025 Notes. The Fixed Charge Coverage Ratio applies to determining whether additional Restricted Payments may be made, certain additional debt may be incurred and acquisitions may be made.

Priority Secured Leverage Ratio: the ratio of (a) Consolidated Net Debt outstanding as of such date that is secured by a Priority Lien to (b) Consolidated Cash Flow of Nathan’s for the Test Period then most recently ended, in each case with such pro forma adjustments as are appropriate; currently set at 0.40 to 1.00 in the Indenture for both the 2020 Notes and the 2025 Notes.

Secured Leverage Ratio: the ratio of (a) Consolidated Net Debt outstanding as of such date that is secured by a Lien on any property of Nathan’s or any Guarantor to (b) Consolidated Cash Flow of Nathan’s for the Test Period then most recently ended, in each case with such pro forma adjustments as are appropriate. The Secured Leverage Ratio under the Indenture for both the 2020 Notes and the 2025 Notes is 3.75 to 1.00 and applies if Nathan’s wants to incur additional debt on the same terms as the 2020 Notes or 2025 Notes, as the case may be.

The Indenture for the 2020 Notes and the 2025 Notes also contain customary events of default, including, among other things, failure to pay interest, failure to comply with agreements related to the Indenture, failure to pay at maturity or acceleration of other indebtedness, failure to pay certain judgments, and certain events of insolvency or bankruptcy. Generally, if any event of default occurs, the Trustee or the holders of at least 25% in principal amount of the 2020 Notes or the 2025 Notes may declare the respective Notes due and payable by providing notice to the Company. In case of default arising from certain events of bankruptcy or insolvency, the 2020 Notes or 2025 Notes, as the case may be will become immediately due and payable.

The 2025 Notes are general senior secured obligations, are fully and unconditionally guaranteed by substantially all of the Company’s wholly-owned subsidiaries and rank pari passu in right of payment with all of the Company’s existing and future indebtedness that is not subordinated, are senior in right of payment to any of the Company’s existing and future subordinated indebtedness, are structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are effectively junior to all existing and future indebtedness that is secured by assets other than the collateral securing the 2025 Notes.

Pursuant to the terms of a collateral trust agreement, the liens securing the 2025 Notes and the guarantees will be contractually subordinated to the liens securing any future credit facility.

The 2025 Notes and the guarantees will be the Company and the guarantors’ senior secured obligations and will rank:

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

The Company may redeem the 2025 Notes in whole or in part prior to November 1, 2020, at a redemption price of 100% of the principal amount of the 2025 Notes redeemed plus the Applicable Premium as of, plus accrued and unpaid interest. An Applicable Premium is the greater of 1% of the principal amount of the 2025 Notes; or the excess of the present value at such redemption date of (i) the redemption price of the 2025 Notes at November 1, 2020 plus (ii) all required interest payments due on the Notes through November 1, 2020 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over the then outstanding principal amount of the Notes.

Prior to November 1, 2020, if using the net cash proceeds of certain equity offerings, the Company has the option to redeem up to 35% of the aggregate principal amount of the 2025 Notes at a redemption price equal to 106.625% of the principal amount of the 2025 Notes redeemed, plus accrued and unpaid interest and any additional interest.

On or after November 1, 2020, the Company may redeem some or all of the 2025 Notes at a decreasing premium over time, plus accrued and unpaid interest as follows:

YEAR	PERCENTAGE
On or after November 1, 2020 and prior to November 1, 2021	103.313%
On or after November 1, 2021 and prior to November 1, 2022	101.656%
On or after November 1, 2022	100.000%

In certain circumstances involving a change of control, the Company will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s 2025 Notes pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, the Company will be required to offer payment in cash equal to 101% of the aggregate principal amount of 2025 Notes repurchased plus accrued and unpaid interest, to the date of purchase.

If the Company sells certain assets and does not use the net proceeds as required, the Company will be required to use such net proceeds to repurchase the 2025 Notes at 100% of the principal amount thereof, plus accrued and unpaid interest and additional interest penalty, if any, to the date of repurchase.

The 2025 Notes may be traded between qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. We expect to record the 2025 Notes at cost. There are no SEC registration requirements for the 2025 Notes.

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

On May 19, 2017, our hot dog manufacturer, John Morrell and Co. announced a voluntary recall of approximately 200,000 pounds of hot dogs, including Nathan’s hot dogs, after a small number of consumers reported seeing visible metal flakes between the hot dogs and the packaging film. The amount represents a miniscule percentage of the billions of pounds of products annually produced by John Morrell and Co. John Morrell and Co. has communicated with their customers and consumers asking anyone that purchased the affected product to discard it and contact John Morrell and Co. for a refund. John Morrell and Co. notified the United States Department of Agriculture which has designated the recall as a Class II Recall. After reviewing the sales and royalties earned subsequent to this event, management believes that this recall did not have a material impact on the Company’s results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the affects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during Summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of our supply agreement for hot dogs with John Morrell & Co., the impact of our debt service and repayment obligations under the 2025 Notes; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employee” or the impact of our new union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 26, 2017, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At September 24, 2017, our restaurant system consisted of 281 Nathan’s franchised units, including 125 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 19 states, and 12 foreign countries. At September 25, 2016, our restaurant system consisted of 271 Nathan’s franchised units, including 109 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 20 states, and nine foreign countries.

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

On March 10, 2015, we consummated a $135,000,000 offering of 10.000% Senior Secured Notes due 2020 (the “2020 Notes”) and paid a dividend of $25.00 per share (or approximately $116,100,000 in the aggregate). As a result of the issuance of the 2020 Notes, Nathan’s has incurred interest expense of $13,500,000 per annum and annual amortization of debt issuance costs of approximately $1,200,000. Please refer to Note N – Long Term Debt, for the effects of the Company’s refinancing from the preceding consolidated financial statements. The impact of interest expense on net income has been reflected in our results for the thirteen and twenty-six week periods ended September 24, 2017 and September 25, 2016. Accordingly, as described below we are also including information relating to EBITDA and Adjusted EBITDA in this Form 10-Q quarterly report.

On November 1, 2017, the Company completed the issuance of  $150,000,000 of 6.625% Senior Secured Notes due 2025 (the “2025 Notes”) and will use the majority of the proceeds of this offering to redeem the 2020 Notes, pay a portion of the special $5.00 cash dividend and use any remaining proceeds for general corporate purposes, including working capital. Our future results could also be impacted by our obligations under the 2025 Notes.

On November 1, 2017, the Board of Directors declared a special cash dividend of $5.00 per share to stockholders of record at the close of business on December 22, 2017, payable on January 4, 2018. Approximately $19,100,000 of the total dividend will be paid from cash on the balance sheet.

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

The following is a reconciliation of Net income to Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

Net income	$3,120	$2,507	$6,042	$6,057
Interest expense	3,663	3,663	7,326	7,339
Income taxes	2,007	1,918	3,928	3,538
Depreciation and amortization	367	349	735	696
EBITDA	9,157	8,437	18,031	17,630

Stock-based compensation	100	173	199	346
Adjusted EBITDA	$9,257	$8,610	$18,230	$17,976

Results of Operations

Thirteen weeks ended September 24, 2017 compared to thirteen weeks ended September 25, 2016

Revenues

Total sales increased by 12.0% to $24,527,000 for the thirteen weeks ended September 24, 2017 (“second quarter fiscal 2018”) as compared to $21,891,000 for the thirteen weeks ended September 25, 2016 (“second quarter fiscal 2017”). Foodservice sales from the Branded Product Program increased by 19.1% to $18,130,000 for the second quarter fiscal 2018 as compared to sales of $15,227,000 in the second quarter fiscal 2017. During the second quarter fiscal 2018, the volume of business increased by approximately 14.0%. Our average selling prices increased by approximately 6.1% as a result of our pricing strategy, which is more closely correlated to the cost of beef which increased by approximately 8.4%, during the second quarter fiscal 2018 as compared to the second quarter fiscal 2017. Total Company-owned restaurant sales were $6,397,000 during the second quarter fiscal 2018 as compared to $6,615,000 during the second quarter fiscal 2017 due primarily to lower sales at our main Coney Island location resulting from unfavorable summer weekend weather conditions. Direct retail sales also decreased by $49,000 during the second quarter fiscal 2018 as compared to the second quarter fiscal 2017 as we transitioned this business into our Branded Product Program during fiscal 2017.

License royalties increased by 20.4% to $5,764,000 in the second quarter fiscal 2018 as compared to $4,788,000 in the second quarter fiscal 2017. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased 21.5% to $5,288,000 for the second quarter fiscal 2018 as compared to $4,352,000 in the second quarter fiscal 2017. The increase is due to a 15.4% increase in volume during the second quarter fiscal 2018 as compared to the second quarter fiscal 2017, in addition to a 7.9% increase in average selling prices, on which our royalties are calculated. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased $40,000 during the second quarter fiscal 2018 as compared to the second quarter fiscal 2017.

Franchise fees and royalties were $1,315,000 in the second quarter fiscal 2018 as compared to $1,334,000 in the second quarter fiscal 2017. Total royalties were $1,218,000 in the second quarter fiscal 2018 as compared to $1,250,000 in the second quarter fiscal 2017. Royalties earned under the Branded Menu program were $313,000 in the second quarter fiscal 2018 as compared to $289,000 in the second quarter fiscal 2017. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $895,000 in the second quarter fiscal 2018 as compared to $947,000 in the second quarter fiscal 2017. Franchise restaurant sales decreased to $20,295,000 in the second quarter fiscal 2018 as compared to $21,104,000 in the second quarter fiscal 2017 primarily due to the decline in comparable domestic sales and the impact of units closed in the previous fiscal year. Comparable domestic franchise sales (consisting of 93 Nathan’s outlets, excluding sales under the Branded Menu Program) were $15,652,000 in the second quarter fiscal 2018 as compared to $16,020,000 in the second quarter fiscal 2017.

At September 24, 2017, 281 franchised outlets, including domestic, international and Branded Menu Program outlets were operating as compared to 266 franchised outlets, including domestic, international and Branded Menu Program franchise outlets at September 25, 2016. Total franchise fee income was $87,000 in the second quarter fiscal 2018 as compared to $84,000 in the second quarter fiscal 2017. Domestic franchise fee income was $76,000 in the second quarter fiscal 2018 as compared to $33,000 in the second quarter fiscal 2017, due primarily to the difference in the types of locations opened, and associated fees earned, between the two periods. International franchise fee income was $11,000 in the second quarter fiscal 2018 as compared to $51,000 during the second quarter fiscal 2017 primarily due to the timing of new international development fees. We also recognized $10,000 in forfeited fees in the second quarter fiscal 2018. During the second quarter fiscal 2018, 17 new franchised outlets opened, including eight new Branded Menu Program outlets. During the second quarter fiscal 2017, 12 new franchised outlets opened, including seven new Branded Menu Program outlets.

Costs and Expenses

Overall, our cost of sales increased 16.5% to $18,041,000 in the second quarter fiscal 2018 as compared to $15,489,000 in the second quarter fiscal 2017. Our gross profit (representing the difference between sales and cost of sales) was $6,486,000 or 26.4% of sales during the second quarter fiscal 2018 as compared to $6,402,000 or 29.2% of sales during the second quarter fiscal 2017. The margin reduction was primarily due to the higher cost of beef in the Branded Product Program and in the Company-operated restaurants in addition to the higher labor costs at the Company-owned restaurants.

Cost of sales in the Branded Product Program increased by approximately $2,661,000 during the second quarter fiscal 2018 as compared to the second quarter fiscal 2017, primarily due to the 14.0% increase in the volume of product sold and the 8.4% increase in the average cost per pound of our hot dogs. We did not make any purchases during the second quarter fiscal 2018 or second quarter fiscal 2017 pursuant to any purchase commitments. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2018 was $3,180,000 or 49.7% of restaurant sales, as compared to $3,244,000 or 49.0% of restaurant sales in the second quarter fiscal 2017 due primarily to the impact of lower revenues and higher labor costs principally associated with the effects of the New York State minimum wage increase. We expect that our future labor costs will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $1,105,000 in the second quarter fiscal 2018 as compared to $1,078,000 in the second quarter fiscal 2017. The increase in restaurant operating costs results primarily from higher occupancy costs.

Depreciation and amortization was $367,000 in the second quarter fiscal 2018 as compared to $349,000 in the second quarter fiscal 2017.

General and administrative expenses increased by $293,000 or 9.6% to $3,359,000 in the second quarter fiscal 2018 as compared to $3,066,000 in the second quarter fiscal 2017. The increase in general and administrative expenses was primarily attributable to higher compensation expenses during the second quarter fiscal 2018, partly offset by a reduction in marketing and the commemoration of our 100th anniversary during the second quarter fiscal 2017.

Other Items

Interest income was $35,000 in the second quarter fiscal 2018 as compared to $36,000 in the second quarter fiscal 2017. Nathan’s established its interest bearing money market account during the second quarter of fiscal 2017.

Other income, which primarily relates to a sublease of a franchised restaurant, was $21,000 in the second quarter fiscal 2018 as compared to $21,000 in the second quarter fiscal 2017.

Interest expense of $3,663,000 in the second quarter fiscal 2018 represents accrued interest of $3,364,000 on the 2020 Notes and amortization of debt issuance costs of $299,000 during the same period. Interest expense of $3,663,000 in the second quarter fiscal 2017 represents accrued interest of $3,364,000 on the 2020 Notes and amortization of debt issuance costs of $299,000 during the same period. On November 1, 2017, the Company issued the 2025 Notes and will redeem the 2020 Notes on November 16, 2017. At the time of Redemption, the Company will incur expenses in connection with the refinancing, including a 5% call premium of $6,750,000 along with expensing the unamortized debt issuance costs of approximately, $2,725,000 associated with the 2020 Notes. The Company also will incur additional interest expense of approximately $562,500 from the time the closing of the 2025 Notes offering until the time the 2020 Notes are redeemed. As a result of the issuance of the 2025 Notes and the redemption of the 2020 Notes, the Company expects to reduce its annual interest expense by approximately $3,562,500 per annum.

Provision for Income Taxes

In the second quarter fiscal 2018, the income tax provision was $2,007,000 or 39.1% of earnings before income taxes as compared to $1,918,000 or 43.3% of earnings before income taxes in the second quarter fiscal 2017. Nathan’s recognized excess income tax benefits of $116,000 during the second quarter fiscal 2018, which reduced the effective tax rate by 2.3%, as a result of the tax benefit associated with stock compensation guidance that Nathan’s adopted in the first quarter of fiscal 2017. Nathan’s effective tax rate without this adjustment would have been 41.4% for the second quarter fiscal 2018. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $11,000 during the remainder of fiscal 2018. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 25, 2018 will be in the range of approximately 40.8% to 42.3% excluding the impact of the excess tax benefits associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits.

Results of Operations

Twenty-six weeks ended September 24, 2017 compared to twenty-six weeks ended September 25, 2016

Revenues

Total sales increased by 8.6% to $46,872,000 for the twenty-six weeks ended September 24, 2017 (“fiscal 2018 period”) as compared to $43,153,000 for the twenty-six weeks ended September 25, 2016 (“fiscal 2017 period”). Foodservice sales from the Branded Product and Branded Menu Programs increased by 14.6% to $36,067,000 for the fiscal 2018 period as compared to sales of $31,481,000 for the fiscal 2017 period. During the fiscal 2018 period, the volume of business increased by approximately 11.0%. Our average selling prices increased by approximately 3.3% in the fiscal 2018 period as a result of our pricing strategy, which is more closely correlated to the cost of beef which increased by approximately 8.9%, during the fiscal 2018 period as compared to the fiscal 2017 period. Total Company-owned restaurant sales were $10,805,000 during the fiscal 2018 period as compared to $11,458,000 during the fiscal 2017 period due primarily to lower sales at both Coney Island locations. Sales at our Company-owned restaurants were unfavorably affected during the fiscal 2018 period due primarily to unfavorable weather conditions during the fiscal 2018 period. Direct retail sales also decreased by $214,000 during the fiscal 2018 period as compared to the fiscal 2017 period as we began to transition this business into our Branded Product Program during fiscal 2017.

License royalties were $13,165,000 in the fiscal 2018 period as compared to $11,612,000 in the fiscal 2017 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased 13.6% to $12,173,000 for the fiscal 2018 period as compared to $10,714,000 for the fiscal 2017 period. The increase is due to an 8.4% increase in volume during the fiscal 2018 period as compared to the fiscal 2017 period, in addition to a 6.5% increase in average selling prices, on which our royalties are calculated. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $94,000 during the fiscal 2018 period as compared to the fiscal 2017 period.

Franchise fees and royalties were $2,487,000 in the fiscal 2018 period as compared to $2,664,000 in the fiscal 2017 period. Total royalties were $2,330,000 in the fiscal 2018 period as compared to $2,402,000 in the fiscal 2017 period. Royalties earned under the Branded Menu program were $586,000 in the fiscal 2018 period as compared to $537,000 in the fiscal 2017 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales, but are based upon product purchases. Traditional franchise royalties were $1,716,000 in the fiscal 2018 period as compared to $1,837,000 the fiscal 2017 period. Franchise restaurant sales decreased to $39,141,000 in the fiscal 2018 period as compared to $40,934,000 in the fiscal 2017 period primarily due to the decline in comparable domestic sales and the impact of units closed in the previous fiscal year. Comparable domestic franchise sales (consisting of 89 Nathan’s outlets, excluding sales under the Branded Menu Program) were $28,906,000 in the fiscal 2018 period as compared to $29,815,000 in the fiscal 2017 period.

At September 24, 2017, 281 franchised outlets, including domestic, international and Branded Menu Program outlets were operating as compared to 266 franchised outlets, including domestic, international and Branded Menu Program franchise outlets at September 25, 2016. Total franchise fee income was $157,000 in the fiscal 2018 period as compared to $262,000 in the fiscal 2017 period. Domestic franchise fee income was $107,000 in the fiscal 2018 period as compared to $87,000 in the fiscal 2017 period, due primarily to the difference in the types of locations opened, and associated fees earned, between the two periods. International franchise fee income was $40,000 in the fiscal 2018 period as compared to $150,000 in the fiscal 2017 period primarily due to the timing of new international development fees. We also recognized $10,000 and $25,000 in forfeited fees in the fiscal 2018 period and fiscal 2017 period, respectively. During the fiscal 2018 period, 27 new franchised outlets opened, including nine international locations, and 15 Branded Menu Program outlets. During the fiscal 2017 period, 20 new franchised outlets opened, including seven international locations, and 11 Branded Menu Program outlets.

Costs and Expenses

Overall, our cost of sales increased by $4,619,000 to $35,566,000 in the fiscal 2018 period as compared to $30,947,000 in the fiscal 2017 period. Our gross profit (representing the difference between sales and cost of sales) was $11,306,000 or 24.1% of sales during the fiscal 2018 period as compared to $12,206,000 or 28.3% of sales during the fiscal 2017 period. The margin reduction was primarily due to the higher cost of beef in the Branded Product Program and in the Company-operated restaurants in addition to the higher labor costs at the Company-owned restaurants.

Cost of sales in the Branded Product Program increased by approximately $4,941,000 during the fiscal 2018 period as compared to the fiscal 2017 period, primarily due to the 11.0% increase in volume of product sold and the 8.9% increase in the average cost per pound of our hot dogs. During the fiscal 2017 period, we completed our purchase of approximately 662,000 lbs. of hot dogs pursuant to the open purchase commitment, representing approximately 5.9% of volume, which reduced our overall cost of hot dogs by approximately 49 BPS. We did not make any purchases during the fiscal 2018 period pursuant to any purchase commitments. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2018 period was $5,765,000 or 53.4% of restaurant sales, as compared to $5,892,000 or 51.4% of restaurant sales in the fiscal 2017 period due primarily to the impact of lower revenues and higher labor costs principally associated with the effects of the New York State minimum wage increase. We expect that our future labor costs will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $2,009,000 in the fiscal 2018 period as compared to $2,016,000 in the fiscal 2017 period. The decrease in restaurant operating costs results primarily from lower marketing expenditures.

Depreciation and amortization was $735,000 in the fiscal 2018 period as compared to $696,000 in the fiscal 2017 period.

General and administrative expenses increased by $115,000 or 1.7% to $7,030,000 in the fiscal 2018 period as compared to $6,915,000 in the fiscal 2017 period. The increase in general and administrative expenses was primarily attributable to higher compensation expenses during the fiscal 2018 period, partly offset by a reduction in marketing and promotional activities in connection with the commemoration of our 100th anniversary during the fiscal 2017 period.

Other Items

Interest income was $70,000 in the fiscal 2018 period as compared to $36,000 in the fiscal 2017 period. Nathan’s established its interest bearing money market account during the fiscal 2017 period.

Other income, which primarily relates to a sublease of a franchised restaurant, was $42,000 in the fiscal 2018 period as compared to $43,000 in the fiscal 2017 period.

Interest expense of $7,326,000 in the fiscal 2018 period represents accrued interest of $6,727,000 on the 2020 Notes and amortization of debt issuance costs of $599,000 during the same period. Interest expense of $7,339,000 in the fiscal 2017 period represents accrued interest of $6,728,000 on the 2020 Notes and amortization of debt issuance costs of $611,000 during the same period. On November 1, 2017, the Company issued $150.0 million of 2025 Notes and will redeem the 2020 Notes on November 16, 2017. At the time of Redemption, the Company will incur expenses in connection with the refinancing, including a 5% call premium of $6,750,000 along with expensing the unamortized debt issuance costs of approximately, $2,725,000 associated with the 2020 Notes. The Company also will incur additional interest expense of approximately $562,500 from the time the 2025 Notes close until the time the 2020 Notes are redeemed. As a result of the issuance of the 2025 Notes and the redemption of the 2020 Notes, the Company expects to reduce its annual interest expense by approximately $3,562,500 per annum.

Provision for Income Taxes

In the fiscal 2018 period, the income tax provision was $3,928,000 or 39.4% of earnings before income taxes as compared to $3,538,000 or 36.9% of earnings before income taxes in the fiscal 2017 period. Nathan’s recognized excess income tax benefits of $194,000 and $621,000 during the fiscal 2018 and fiscal 2017 periods, respectively, which reduced the effective tax rate by 1.9% and 6.4% respectively, as a result of the tax benefit associated with stock compensation guidance. Nathan’s effective tax rates without these adjustments would have been 41.3% for the fiscal 2018 period and 43.3% for the fiscal 2017 period. Nathan’s estimates that its unrecognized tax benefits including the related accrued interest and penalties could be further reduced by up to $11,000 during the remainder of fiscal 2018. As described under Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 25, 2018 will be in the range of approximately 40.8% to 42.3% excluding the impact of the excess tax benefits associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits.

Off-Balance Sheet Arrangements

Nathan’s did not have any open purchase commitments for hot dogs outstanding as of September 24, 2017. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at September 24, 2017 aggregated $61,677,000, a $4,762,000 increase during the fiscal 2018 period as compared to cash and cash equivalents of $56,915,000 at March 26, 2017. Net working capital increased to $63,769,000 from $56,763,000 at March 26, 2017.

On March 10, 2015, the Company completed the issuance of $135,000,000 of 10.000% Senior Secured Notes due 2020 (“the 2020 Notes”). The 2020 Notes were issued pursuant to an indenture, dated March 10, 2015 (the “Indenture”), by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, a national banking association, as trustee and collateral trustee. Debt issuance costs of approximately $5,985,000 were incurred, which will be amortized into interest expense over the remaining 5-year term of the Notes, or until redeemed.

The 2020 Notes bear interest at 10.000% per annum, payable semi-annually on March 15th and September 15th. An interest payment of $6,750,000 was paid on September 14, 2017. The 2020 Notes have no scheduled principal amortization payments prior to its final maturity on March 10, 2020. As of September 24, 2017, Nathan’s was in compliance with all covenants associated with the 2020 Notes.

On November 1, 2017, the Company completed the issuance of $150.0 million of 6.625% Senior Secured Notes due 2025 (the "2025 Notes"). The 2025 Notes were offered only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States in accordance with Regulation S under the Securities Act.

Nathan's intends to use the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture and redeem the 2020 Notes (the "Redemption"), to pay a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record and to use any remaining net proceeds for general corporate purposes, including working capital. Nathan's estimates that the payment in connection with the Redemption will be approximately $144,000,000. Nathan's will also fund the majority of the special dividend through its existing cash and cash equivalents. Nathan's has issued a notice of redemption with respect to the full aggregate principal amount of the 2020 Notes. The Redemption, will occur on November 16, 2017. On November 1, 2017, the Board of Directors declared the special $5.00 per share cash dividend. The cash dividend is payable on January 4, 2018 to stockholders of record at the close of business on December 22, 2017.

At the time of Redemption, the Company will incur expenses in connection with the refinancing, including a 5% call premium of $6,750,000 along with expensing the unamortized debt issuance costs of approximately, $2,725,000 associated with the 2020 Notes. The Company also expects to incur additional interest expense of approximately $562,500 from the time the offering of the 2025 Notes closed until the time the 2020 Notes are redeemed.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are expected to be $4,968,750. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025. As a result of the issuance of the 2025 Notes and the redemption of the 2020 Notes, the Company expects to reduce its annual interest expense by approximately $3,562,500 per annum.

The Indenture for the 2025 Notes contains certain covenants limiting the Company’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to, subject to certain exceptions and qualifications: (i) incur additional indebtedness; (ii) pay dividends or make other distributions on, redeem or repurchase, capital stock; (iii) make investments or other restricted payments; (iv) create or incur certain liens; (v) incur restrictions on the payment of dividends or other distributions from its restricted subsidiaries; (vi) enter into certain transactions with affiliates; (vii) sell assets; or (viii) effect a consolidation or merger.

The Indenture for the 2025 Notes also contains customary events of default, including, among other things, failure to pay interest, failure to comply with agreements related to the Indenture, failure to pay at maturity or acceleration of other indebtedness, failure to pay certain judgments, and certain events of insolvency or bankruptcy. Generally, if any event of default occurs, the Trustee or the holders of at least 25% in principal amount of the 2025 Notes may declare the 2025 Notes due and payable by providing notice to the Company. In case of default arising from certain events of bankruptcy or insolvency, the Notes will become immediately due and payable.

The 2025 Notes are general senior secured obligations, are fully and unconditionally guaranteed by substantially all of the Company’s wholly-owned subsidiaries and rank pari passu in right of payment with all of the Company’s existing and future indebtedness that is not subordinated, are senior in right of payment to any of the Company’s existing and future subordinated indebtedness, are structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the 2025 Notes, and are effectively junior to all existing and future indebtedness that is secured by assets other than the collateral securing the Notes. Pursuant to the terms of a collateral trust agreement, the liens securing the Notes and the guarantees will be contractually subordinated to the liens securing any future credit facility.

The 2025 Notes and the guarantees will be the Company and the guarantors’ senior secured obligations and will rank:

●	senior in right of payment to all of the Company and the guarantors’ future subordinated indebtedness;

●	effectively senior to all unsecured senior indebtedness to the extent of the value of the collateral securing the Notes and the guarantees;

●	pari passu with all of the Company and the guarantors’ other senior indebtedness;

●	effectively junior to any future credit facility to the extent of the value of the collateral securing any future credit facility and the 2025 Notes and the guarantees and certain other assets;

●

effectively junior to any of the Company and the guarantors’ existing and future indebtedness that is secured by assets other than the collateral securing the Notes and the guarantees to the extent of the value of any such assets; and

●	structurally subordinated to the indebtedness of any of the Company’s current and future subsidiaries that do not guarantee the 2025 Notes.

Cash provided by operations of $5,401,000 in the fiscal 2018 period is primarily attributable to net income of $6,042,000 in addition to other non-cash operating items of $1,824,000, offset by decreases in changes in other operating assets and liabilities of $2,465,000. Non-cash operating items include $194,000 of excess income tax benefits from stock-based compensation arrangements as a result of the accounting for certain aspects of its share-based payments to employees. In the fiscal 2018 period, accounts and other receivables increased by $2,636,000 compared to the fiscal 2017 period due primarily to higher receivables from Branded Product Program sales of $2,212,000, and increased seasonal advances to the Advertising Fund of $862,000. In the fiscal 2018 period, prepaid expenses and other current assets decreased by $620,000 due principally to the utilization of prepaid insurance and marketing expense. The decrease in accounts payable, accrued expenses and other current liabilities of $431,000 is primarily due to a reduction in accrued payroll and other benefits of $937,000 due primarily to the payment of prior year incentive compensation, partly offset by increased accrued income taxes of $575,000 and higher accounts payable of $319,000 arising from seasonally higher product purchases for the Branded Product Program. The decrease in other liabilities of $100,000 is primarily due to dividend payments of $125,000 on vested restricted stock, offset by an increase in deferred revenue of $43,000.

Cash used in investing activities was $357,000 in the fiscal 2018 period in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements.

Cash used in financing activities of $282,000 in the fiscal 2018 period relates to the Company’s payment of $157,000 for withholding taxes on the net share vesting of employee restricted stock. Additionally, we paid dividends of $125,000 relating to the previously declared special cash dividend in connection with the vesting of 5,000 shares of the Company’s restricted stock.

During the period from October 2001 through September 24, 2017, Nathan’s purchased a total of 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, to date, we have repurchased 3,236,273 shares at a total cost of approximately $70,145,000, reducing the number of shares then-outstanding by 53.8%.

On February 1, 2016 and March 11, 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 24, 2017, Nathan’s has repurchased 939,742 shares at a cost of $29,641,000 under the sixth stock repurchase plan. At September 24, 2017, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, our special $5.00 per share cash dividends and any stock repurchases for at least the next 12 months.

As discussed above, we had cash and cash equivalents at September 24, 2017 aggregating $61,677,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In March 2015, we completed a dividend recapitalization, to return approximately $116,100,000 to our shareholders and we may continue to return capital to our shareholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan. We will use a portion of the 2025 Notes and cash on hand to pay a special $5.00 per share cash dividend to our shareholders.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 25, 2018, we will be required to make interest payments of approximately $9,000,000 of which $6,750,000 was paid on September 14, 2017 and $2,250,000 is expected to be paid on November 16, 2017 at the time the 2020 Notes are redeemed.

At September 24, 2017, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of September 24, 2017 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$135,000	$-	$135,000	$-	$-
Employment Agreements	1,401	676	525	200	-
Dividends Payable	125	125	-	-	-
Operating Leases	11,912	1,650	2,825	2,134	5,303
Gross Cash Contractual Obligations	148,438	2,451	138,350	2,334	5,303
Sublease Income	2,251	329	639	509	774
Net Cash Contractual Obligations	$146,187	$2,122	$137,711	$1,825	$4,529

a)	Represents the 2020 Notes. These Notes will be redeemed on November 16, 2017 with the proceeds from the offering of the 2025 Notes.

b)

At September 24, 2017, the Company had unrecognized tax benefits of $201,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $5,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

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

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal year ended March 29, 2015. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the period ended September 25, 2016. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued through June 2017 before beginning to slightly decline. As such, our market price for hot dogs during our fiscal 2018 period was approximately 8.3% higher than the fiscal 2017 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2018. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Most recently, we concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

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

In New York City, the hourly rate of pay will increase to:

$13.50 on Dec. 31, 2017; and $15.00 on Dec. 31, 2018.

The minimum hourly rate of pay for the remainder of New York State will increase to:

$11.75 on Dec. 31, 2017; $12.75 on Dec. 31, 2018; $13.75 on Dec. 31, 2019; $14.50 on Dec. 31, 2020; and $15.00 on July 1, 2021.

All of Nathan’s Company-operated restaurants are within New York State, three of which operate within New York City that have been significantly affected by this new legislation.

The Company is further studying the impact on the Company’s operations and is developing strategies and tactics, including pricing and potential operating efficiencies, to minimize the effects of these increases and future increases. We have recently increased certain selling prices to pass on recent cost of sales increases. However, if we are unable to fully offset these and future increases through pricing and operating efficiencies, our margins and profits will be negatively affected. We believe that these increases in the minimum wage could have a significant financial impact on our financial results and the results of our franchisees that operate in New York State. Our business could be negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of franchised restaurants.

Effective April 1, 2014, the City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees, who work more than 80 hours for the employer. Nathan’s operates three restaurants that have been affected by this legislation.

Effective December 1, 2016, changes to the Fair Labor Standards Act were to take effect until nationwide implementation was enjoined by a Federal District Court. The legislation would have increased the minimum salary threshold for overtime exemption from $23,660 to $47,476 per annum. Nathan’s performed its evaluation of its workforce and determined that the proposed legislation is not expected to have a significant impact on our results of operations.

On May 30, 2017, New York City Mayor Bill de Blasio signed into law the Fair Work Week Legislation package of bills that the city estimates will cover some 65,000 fast food workers by giving them more predictable work schedules. A key component of the package is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per scheduling change, depending on the situation. The legislation is scheduled to take effect on November 27, 2017. Due to Nathan’s dependency on weather conditions at our two beach locations during the summer, we are unable to determine the potential impact on our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 24, 2017, Nathan’s cash and cash equivalents aggregated $61,677,000. Earnings on these cash and cash equivalents would increase or decrease by approximately $154,000 per annum for each 0.25% change in interest rates.

Borrowings

At September 24, 2017, we had $135.0 Million of 2020 Notes outstanding which are due in March 2020. Interest expense on these borrowings would increase or decrease by approximately $338,000 per annum for each 0.25% change in interest rates. On November 1, 2017, the Company issued $150.0 Million of 2025 Notes and will redeem the 2020 Notes on November 16, 2017. As a result of the forgoing, the Company expects to reduce its interest by $3,562,500 per annum. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued through June 2017 before beginning to slightly decline. As such, our market price for hot dogs during our fiscal 2018 period was approximately 8.3% higher than the fiscal 2017 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2018. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Most recently, we concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 24, 2017 would have increased or decreased our cost of sales by approximately $3,165,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 24, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 26, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition, risks disclosed in the Annual Report on Form 10-K and applicable to the 2020 Notes are also applicable to the 2025 Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

See the disclosure relating to the issuance of the 2025 Notes and the redemption of the 2020 Notes contained in the quarterly report on Form 10-Q.

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

4.3

Indenture, dated as of March 10, 2015, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated March 10, 2015.))

4.4

Indenture, dated as of November 1, 2017, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated November 1, 2017.))

10.1	*First Amendment to Licensing and Supply Agreement, dated September 22, 2016 between Nathan’s Famous Systems, Inc. and John Morrell & Company.

10.2	*Second Amendment to Licensing and Supply Agreement, dated June 29, 2017 between Nathan’s Famous Systems, Inc. and John Morrell & Company.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 24, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related note

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 3, 2017	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	By:	/s/ Ronald G. DeVos
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

4.3

Indenture, dated as of March 10, 2015, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated March 10, 2015.))

4.4

Indenture, dated as of November 1, 2017, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated November 1, 2017.))

10.1	*First Amendment to Licensing and Supply Agreement, dated September 22, 2016 between Nathan’s Famous Systems, Inc. and John Morrell & Company.

10.2	*Second Amendment to Licensing and Supply Agreement, dated June 29, 2017 between Nathan’s Famous Systems, Inc. and John Morrell & Company.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 24, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related note

*Filed herewith.

33