Form 10-Q
period 2017-12-24
NATHANS FAMOUS INC
filed 2018-02-02
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2017.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from to .

Commission file number 001-35962

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (do not check if a smaller reporting company)
Emerging growth company ___	Smaller reporting company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

At February 2, 2018 an aggregate of 4,184,549 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 24, 2017 and March 26, 2017

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	December 24, 2017	March 26, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$67,288	$56,915
Accounts and other receivables, net	11,873	8,948
Inventories	406	579
Prepaid expenses and other current assets (Note G)	3,352	1,093
Total current assets	82,919	67,535

Property and equipment, net of accumulated depreciation of $8,525 and $7,522, respectively	8,276	8,844
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	293	298
Total assets	$92,936	$78,125

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,268	$4,809
Accrued expenses and other current liabilities (Note H)	26,644	5,865
Deferred franchise fees	198	98
Total current liabilities	31,110	10,772

Long-term debt, net of unamortized debt issuance costs of $5,374 and $3,525, respectively (Note N)	144,626	131,475
Other liabilities	1,484	1,555
Deferred income taxes	751	814

Total liabilities	177,971	144,616

COMMITMENTS AND CONTINGENCIES (Note O)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,311,922 and 9,303,870 shares issued; and 4,184,549 and 4,176,497 shares outstanding at December 24, 2017 and March 26, 2017, respectively	93	93
Additional paid-in capital	60,723	60,582
(Accumulated deficit)	(68,548)	(49,863)
Stockholders’ (deficit) equity before treasury stock	(7,732)	10,812
Treasury stock, at cost, 5,127,373 shares at December 24, 2017 and March 26, 2017, respectively	(77,303)	(77,303)
Total stockholders’ (deficit)	(85,035)	(66,491)

Total liabilities and stockholders’ (deficit)	$92,936	$78,125

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and thirty-nine weeks ended December 24, 2017 and December 25, 2016

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended				Thirty-nine weeks ended
	December 24, 2017		December 25, 2016		December 24, 2017	December 25, 2016

REVENUES
Sales		$16,767		$14,859	$63,639	$58,012
License royalties		4,228		3,990	17,393	15,602
Franchise fees and royalties		1,088		1,088	3,575	3,752
Total revenues		22,083		19,937	84,607	77,366

COSTS AND EXPENSES
Cost of sales		12,599		10,785	48,165	41,732
Restaurant operating expenses		760		695	2,769	2,711
Depreciation and amortization		320		309	1,055	1,005
General and administrative expenses		3,034		3,394	10,064	10,309
Total costs and expenses		16,713		15,183	62,053	55,757

Income from operations		5,370		4,754	22,554	21,609

Loss on debt extinguishment		(8,872)		-	(8,872)	-
Interest expense		(3,650)		(3,663)	(10,976)	(11,002)
Interest income		44		35	114	71
Other income, net		22		21	64	64

(Loss) income before provision for income taxes		(7,086)		1,147	2,884	10,742
(Benefit) provision for income taxes		(3,307)		448	621	3,986
Net (loss) income		$(3,779)		$699	$2,263	$6,756

PER SHARE INFORMATION
(Loss) income per share:
Basic	$	(0.90)	$	. 17	$.54	$1.62
Diluted		$(0.90)	$	. 17	$.54	$1.61

Weighted average shares used in computing (loss) income per share:
Basic		4,185,000		4,175,000	4,180,000	4,171,000
Diluted		4,185,000		4,209,000	4,219,000	4,202,000

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Thirty-nine weeks ended December 24, 2017

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 26, 2017	9,303,870	$93	$60,582	$(49,863)	5,127,373	$(77,303)	$(66,491)

Shares issued in connection with share-based compensation plans	8,052	-	-	-	-	-	-

Withholding tax on net share settlement of share-based compensation plans	-	-	(157)	-	-	-	(157)

Share-based compensation	-	-	298	-	-	-	298

Cash dividends declared on common stock and restricted stock	-	-	-	(20,948)	-	-	(20,948)

Net income	-	-	-	2,263	-	-	2,263

Balance, December 24, 2017	9,311,922	$93	$60,723	$(68,548)	5,127,373	$(77,303)	$(85,035)

The accompanying notes are an integral part of these financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 24, 2017 and December 25, 2016

(in thousands)

(Unaudited)

	December 24, 2017	December 25, 2016
Cash flows from operating activities:
Net income	$2,263	$6,756
Adjustments to reconcile net income to net cash provided by operating activities
Loss on debt extinguishment	8,872	-
Depreciation and amortization	1,055	1,005
Amortization of debt issuance costs	932	910
Share-based compensation expense	298	482
Income tax benefit on stock option exercises	194	659
Provision for doubtful accounts	42	34
Deferred income taxes	(63)	92
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,967)	(1,523)
Inventories	173	293
Prepaid expenses and other current assets	(2,259)	643
Other assets	5	15
Accounts payable, accrued expenses and other current liabilities	(779)	545
Deferred franchise fees	100	4
Other liabilities	(71)	(142)

Net cash provided by operating activities	7,795	9,773

Cash flows from investing activities:
Purchase of property and equipment	(488)	(1,001)

Net cash (used in) investing activities	(488)	(1,001)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	150,000	-
Cash payments for extinguishment of debt	(135,000)	-
Premium paid on extinguishment of debt	(6,750)	-
Debt issuance costs	(4,902)	-
Proceeds from exercise of stock options	-	44
Dividends paid upon vesting of restricted stock	(125)	(375)
Payments of withholding tax on net share settlement of share-based compensation plans	(157)	(994)
Repurchase of treasury stock	-	(1,272)

Net cash provided by (used in) financing activities	3,066	(2,597)

Net increase in cash	10,373	6,175

Cash, beginning of period	56,915	50,228

Cash, end of period	$67,288	$56,403

Cash paid during the period for:
Interest	$9,038	$6,750
Income taxes paid	$3,447	$2,976

Noncash financing activity:
Dividends declared	$20,948	$-

The accompanying notes are an integral part of these financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 24, 2017

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 24, 2017 and December 25, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

NOTE B– ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) updated U.S. accounting guidance to simplify the ways businesses measure inventory. Companies that use the first-in, first-out (FIFO) method or the average cost method will measure inventory at the lower of its cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal, and transportation. Companies will no longer consider replacement cost or net realizable value less a normal profit margin when measuring inventory. The guidance was effective for the Company beginning in the quarter ended June 25, 2017 and did not have a material impact on its results of operations or financial position.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”. This update addresses eight specific cash flow topics with the objective of reducing the existing diversity in practice for certain aspects under Topic 230. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company elected to early adopt ASU 2016-15 during the quarter ending December 24, 2017. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

The Company has assigned internal resources to evaluate and implement the new standard, and will continue to provide updates during fiscal year 2018. The Company is continuing its evaluation of the impact of the new standard, but currently does not believe that the standard will materially impact its recognition of revenue for its Company-operated restaurants or its recognition of royalties from its franchised restaurants or retail licenses, which are based on a percentage of sales. The Company is still assessing the impact of the new standard on revenues from its Branded Product Program as well as decisions reached by the FASB Transition Resource Group in November 2016 on the treatment of minimum guarantees in licensing arrangements, which may affect the timing of the Company’s recognition of royalty revenues. Currently, franchise and international development fees are recognized when the Company has performed substantially all initial services required by the agreements, which is generally when the franchisee begins operations. Under the new guidance, these fees may be recognized over the term of the agreements. The Company also expects that the adoption of this new guidance may change the reporting of contributions to the advertising fund from franchisees and other third parties and the related advertising fund expenditures, which are currently reported on a net basis in the Consolidated Statements of Earnings and Consolidated Balance Sheets. The Company expects the new guidance will require these advertising fund contributions and expenditures to be reported on a gross basis in the Consolidated Statement of Earnings. For the fiscal year ended March 26, 2017, advertising fund contributions from franchisees and other third parties were $2,572,000, and therefore we expect this change may impact our total revenues and expenses. The Company plans to adopt this standard in the first quarter of fiscal 2019, beginning March 26, 2018, using the modified retrospective method.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 24, 2017 and December 25, 2016, respectively.

Thirteen weeks
					Net (Loss) Income
	Net (Loss) Income		Number of Shares		Per Share
	2017	2016	2017	2016	2017	2016
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$(3,779)	$699	4,185	4,175	$(0.90)	$0.17
Effect of dilutive employee stock options	-	-	-	34	-	-
Diluted EPS
Diluted calculation	$(3,779)	$699	4,185	4,209	$(0.90)	$0.17

Thirty-nine weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2017	2016	2017	2016	2017	2016
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,263	$6,756	4,180	4,171	$0.54	$1.62
Effect of dilutive employee stock options	-	-	39	31	-	(0.01)
Diluted EPS
Diluted calculation	$2,263	$6,756	4,219	4,202	$0.54	$1.61

No options to purchase shares of common stock for the thirty-nine week periods ended December 24, 2017 and December 25, 2016 or for the thirteen week period ended December 25, 2016 were excluded from the computation of diluted earnings per share. For the thirteen week period ended December 24, 2017, 47,000 options to purchase common stock were excluded from the computation of dilutive earnings per share as the effect would be anti-dilutive.

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

The Company’s long-term debt had a face value of $150,000,000 as of December 24, 2017 and a fair value of $155,625,000 as of December 24, 2017. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 24, 2017, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 24,	March 26,
	2017	2017

Branded product sales	$8,726	$6,037
Franchise and license royalties	2,534	2,746
Other	1,093	622
	12,353	9,405

Less: allowance for doubtful accounts	480	457
Accounts and other receivables, net	$11,873	$8,948

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

Changes in the Company’s allowance for doubtful accounts for the thirty-nine week period ended December 24, 2017 and the fiscal year ended March 26, 2017 are as follows (in thousands):

	December 24, 2017	March 26, 2017

Beginning balance	$457	$471
Bad debt expense	42	53
Accounts written off	(19)	(67)
Ending balance	$480	$457

NOTE G – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 24,	March 26,
	2017	2017

Income taxes	$2,751	$-
Insurance	247	319
Other	354	774
Total prepaid expenses and other current assets	$3,352	$1,093

NOTE H – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 24,	March 26,
	2017	2017
Payroll and other benefits	$2,087	$2,708
Accrued rebates	1,245	1,050
Rent and occupancy costs	207	215
Deferred revenue	17	723
Construction costs	70	160
Interest	1,470	463
Professional fees	168	109
Income taxes	33	143
Dividend payable	21,073	125
Other	274	169
Total accrued expenses and other current liabilities	$26,644	$5,865

Other liabilities consist of the following (in thousands):

	December 24,	March 26,
	2017	2017
Deferred development fees	$154	$67
Reserve for uncertain tax positions	419	366
Deferred rental liability	700	786
Dividend payable	-	125
Other	211	211
Total other liabilities	$1,484	$1,555

NOTE I – SALES

The Company’s sales for the thirteen and thirty-nine weeks ended December 24, 2017 and December 25, 2016 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016

Branded Products	$14,674	$12,868	$50,741	$44,349
Company-operated restaurants	2,093	1,991	12,898	13,449
Other	-	-	-	214
Total sales	$16,767	$14,859	$63,639	$58,012

NOTE J – INCOME TAXES

The income tax provisions for the thirty-nine week periods ended December 24, 2017 and December 25, 2016 reflect effective tax rates of 21.5% and 37.1%, respectively. Nathan’s effective tax rates for the thirty-nine week periods ended December 24, 2017 and December 25, 2016 were reduced by 670 BPS and 610 BPS, respectively, as a result of the tax benefits associated with stock compensation. For the thirty-nine week periods ended December 24, 2017 and December 25, 2016, excess tax benefits of $194,000 and $659,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes.

The amount of unrecognized tax benefits at December 24, 2017 was $207,000, all of which would impact Nathan’s effective tax rate, if recognized. As of December 24, 2017, Nathan’s had $212,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

On December 22, 2017, the Enactment Date, President Trump signed the Tax Cuts and Jobs Act (“Act”) into law which among other provisions, permanently reduces the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminates the corporate Alternative Minimum Tax. The new law limits the deduction of business interest, net of interest income, to 30 percent of the adjusted taxable income of the taxpayer in any taxable year. Any amount disallowed under the limitation is treated as business interest paid or accrued in the following year. Disallowed interest will have an indefinite carryforward. The new law also repeals the performance-based exception to the $1.0 million deduction limitation on executive compensation and modifies the definition of “covered employees”. The new law allows businesses to immediately write of the full cost of new equipment.

Pursuant to Staff Accounting Bulletin #118, Nathan’s has determined reasonable estimates to its deferred assets and liabilities and pursuant to ASC 740, Income Taxes, the Company has recognized the effect(s) of the Act on current and deferred income taxes in its financial statements during the quarter ended December 24, 2017. Nathan’s has recorded the following discrete adjustment to its deferred tax liability and unrecognized tax benefits which reduced the provision for income taxes by $436,000 or 1510 BPS during the thirty-nine weeks ended December 24, 2017.

Nathan’s estimates that its blended federal tax rate will be 31% for its fiscal year ending March 25, 2018 and that its annual tax rate for the fiscal year ending March 25, 2018 will be in the range of approximately 40.8% to 43.1%, excluding the impact of the discrete items recorded and excess tax benefit associated with stock compensation. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates. In addition, the ultimate benefit of the Act on Nathan’s is unclear as the lower annual tax rate could be outweighed by the limitation of the deduction of interest expense and other provisions.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	Dec. 24, 2017	Dec. 25, 2016	Dec. 24, 2017	Dec. 25, 2016

Revenues
Branded Product Program	$14,674	$12,868	$50,741	$44,563
Product licensing	4,228	3,990	17,393	15,602
Restaurant operations	3,181	3,079	16,473	17,201
Corporate	-	-	-	-
Total revenues	$22,083	$19,937	$84,607	$77,366

Income from operations
Branded Product Program	$2,924	$2,886	$7,888	$8,336
Product licensing	4,182	3,944	17,257	15,465
Restaurant operations	(21)	48	3,209	4,083
Corporate	(1,715)	(2,124)	(5,800)	(6,275)
Income from operations	$5,370	$4,754	$22,554	$21,609

Loss on debt extinguishment	(8,872)	-	(8,872)	-
Interest expense	(3,650)	(3,663)	(10,976)	(11,002)
Interest income	44	35	114	71
Other income, net	22	21	64	64
(Loss) income before provision for income taxes	$(7,086)	$1,147	$2,884	$10,742

NOTE L – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended December 24, 2017 and December 25, 2016 was $99,000 and $136,000, respectively. Total share-based compensation during the thirty-nine week periods ended December 24, 2017 and December 25, 2016 was $298,000 and $482,000, respectively. Total share-based compensation is included in general and administrative expense in our accompanying Consolidated Statements of Earnings. As of December 24, 2017, there was $200,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately seven months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016

Stock options	$38	$38	$114	$114
Restricted stock	61	98	184	368
Total compensation cost	$99	$136	$298	$482

Stock options outstanding:

There were no new share-based awards granted during the thirty-nine week period ended December 24, 2017.

In connection with the Company’s special cash dividend, paid on January 4, 2018, to stockholders of record as of December 22, 2017, the Company performed an analysis, pursuant to the anti-dilution provisions of the 2010 Plan (the “2010 Plan”), and issued replacement options to purchase 68,498 shares at an exercise price of $33.438 for the unvested stock options outstanding as of the record date of December 22, 2017, cancelling 64,384 shares at an exercise price of $35.58 per share. Nathan’s performed its evaluation based on the closing price of its common stock on December 20, 2017, the day before the stock went ex-dividend, of $83.20 per share, or $78.20 per share excluding the dividend of $5.00 per share. No other terms or conditions of the outstanding options were modified. The anti-dilution provisions of the original award were structured to equalize the award’s fair value before and after the modification.

During the fiscal year ended March 29, 2015, the Company granted options to purchase 50,000 shares at an exercise price of $53.89 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a four-year period commencing August 6, 2015.

In connection with the Company’s special cash dividend, paid on March 27, 2015, to stockholders of record as of March 20, 2015, the Company performed an analysis, pursuant to the anti-dilution provisions of the 2010 Plan, and issued replacement options to purchase 75,745 shares at an exercise price of $35.58 for the unvested stock options outstanding as of March 29, 2015, canceling 50,000 shares at an exercise price of $53.89. Nathan’s performed its evaluation based on the closing price of its common stock on March 27, 2015 of $73.56 per share, or $48.56 per share excluding the dividend of $25.00 per share. No other terms or conditions of the outstanding options were modified. The anti-dilution provisions of the original award were structured to equalize the award’s fair value before and after the modification.

Transactions with respect to stock options for the thirty-nine weeks ended December 24, 2017 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at the beginning of the fiscal year	75,745	$35.58	2.36	$1,899

Granted	-	-	-	-

Replacement options issued (A)	68,498	$33.438	1.61	$3,093

Expired	-	-	-	-

Cancellation of outstanding options (A)	(64,384)	$35.58	1.61	$3,093

Exercised	(11,361)	$35.58	-	379

Options Outstanding at December 24, 2017 (A)	68,498	$33.438	1.61	$3,093

Options exercisable at December 24, 2017 (A)	48,348	$33.438	1.61	$2,183

A-	Represents the effects on outstanding options after giving effect to the replacement options issued in connection with the Company’s special dividend to shareholders of record on December 22, 2017.

Restricted stock:

Transactions with respect to restricted stock for the thirty-nine weeks ended December 24, 2017 are as follows:

	Shares	Weighted- Average Grant-date Fair value Per share
Unvested restricted stock at March 26, 2017	10,000	$49.80

Granted	-	-
Vested	(5,000)	$49.80

Unvested restricted stock at December 24, 2017	5,000	$49.80

NOTE M – STOCKHOLDERS’ EQUITY

1. Dividends

On November 1, 2017, the Company’s Board of Directors declared a special cash dividend of $5.00 per share payable to stockholders of record as of December 22, 2017 of which approximately $20,923,000 was paid on January 4, 2018 to the stockholders. The Company also accrued $25,000 for the expected dividends payable on unvested restricted shares pursuant to the terms of the restricted stock agreement. As unvested restricted stock vests, the declared dividend is paid. We estimate that $25,000 (see Note H) will be paid during our fiscal year ending March 31, 2019.

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to stockholders of record as of March 20, 2015 of which approximately $115,100,000 was paid on March 27, 2015 to the stockholders. The Company accrued $1,000,000 for the expected dividends payable on unvested restricted shares pursuant to the terms of the restricted stock agreements. As unvested restricted stock vests, the declared dividend is paid. We have paid $875,000 of the accrued dividend and estimate that the remaining $125,000 (see Note H) will be paid during our fiscal year ending March 31, 2019.

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

At December 24, 2017, the Company has reserved 5,696,732 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

3. Stock Repurchase Programs

During the period from October 2001 through December 24, 2017, Nathan’s purchased 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirty-nine week period ended December 24, 2017, we did not repurchase any shares of common stock.

As of December 24, 2017, an aggregate of 260,258 shares can still be purchased under Nathan’s existing stock buy-back program.

Purchases may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases to be made under these stock-repurchase plans.

NOTE N – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 24,	March 26,
	2017	2017

6.625% Senior secured notes due 2025	$150,000	-
10.000% Senior secured notes due 2020	-	$135,000
Less: unamortized debt issuance costs	(5,374)	(3,525)
Total long-term debt	$144,626	$131,475

On November 1, 2017, the Company completed the issuance of $150,000,000 of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued pursuant to an indenture, dated November 1, 2017, (the “Indenture”) by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and collateral trustee. The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the 2020 Notes (as hereinafter defined) and redeem the 2020 Notes (the "Redemption"), paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record (see Note M.1), with the remaining net proceeds for general corporate purposes, including working capital. The Company also funded the majority of the special dividend through its existing cash. The Redemption occurred on November 16, 2017. The Company performed the required evaluation of the refinancing and determined that a portion of the Redemption of the 2020 Notes is accounted for as a modification of the debt and a portion as an extinguishment of the debt. In connection with the Redemption, the Company recorded a loss on early extinguishment of debt of $8,872,000 that primarily reflects a portion of the premium paid to redeem the 2020 Notes and the write-off of certain debt issuance costs.

On March 10, 2015, the Company completed the issuance of $135,000,000 of 10.000% Senior Secured Notes due 2020 (“the 2020 Notes”) in a Rule 144A transaction. The 2020 Notes were issued pursuant to an indenture, dated March 10, 2015 by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, a national banking association, as trustee and collateral trustee. The Company used the proceeds to pay a special cash dividend of approximately $116,100,000 (see Note M.1) with the remaining net proceeds for general corporate purposes, including working capital. Debt issuance costs of approximately $5,985,000 were incurred, which were being amortized into interest expense over the remaining 5-year term of the 2020 Notes, or until redeemed.

The 2020 Notes bore interest at 10.000% per annum, payable semi-annually on March 15th and September 15th. An interest payment of $6,750,000 was paid on September 14, 2017. The 2020 Notes had no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

The 2025 Notes will have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

The Company paid a 5% call premium of $6,750,000 associated with the Redemption and incurred debt issuance costs of $4,902,000 in connection with the issuance of the 2025 Notes. The Company also incurred additional interest expense of approximately $562,500 from the closing of the 2025 Notes on November 1, 2017 until the Redemption on November 16, 2017.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are expected to be $4,968,750. The Company expects to reduce its annual cash interest expense by approximately $3,562,500 per annum.

The terms and conditions of the 2025 Notes are as follows:

There are no financial maintenance covenants associated with the 2025 Notes. As of December 24, 2017, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Secured Leverage Ratio: the ratio of (a) Consolidated Net Debt outstanding as of such date that is secured by a Lien on any property of Nathan’s or any Guarantor to (b) Consolidated Cash Flow of Nathan’s for the Test Period then most recently ended, in each case with such pro forma adjustments as are appropriate. The Secured Leverage Ratio under the Indenture is 3.75 to 1.00 and applies if Nathan’s wants to incur additional debt on the same terms as the 2025 Notes.

The Indenture also contains customary events of default, including, among other things, failure to pay interest, failure to comply with agreements related to the Indenture, failure to pay at maturity or acceleration of other indebtedness, failure to pay certain judgments, and certain events of insolvency or bankruptcy. Generally, if any event of default occurs, the Trustee or the holders of at least 25% in principal amount of the 2025 Notes may declare the 2025 Notes due and payable by providing notice to the Company. In case of default arising from certain events of bankruptcy or insolvency, the 2025 Notes, will become immediately due and payable.

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

The 2025 Notes and the guarantees will be the Company and the guarantors’ senior secured obligations and will rank:

●	senior in right of payment to all of the Company and the guarantors’ future subordinated indebtedness;

●	effectively senior to all unsecured senior indebtedness to the extent of the value of the collateral securing the 2025 Notes and the guarantees;

●	pari passu with all of the Company and the guarantors’ other senior indebtedness;

●	effectively junior to any future credit facility to the extent of the value of the collateral securing any future credit facility and the 2025 Notes and the guarantees and certain other assets;

●

effectively junior to any of the Company and the guarantors’ existing and future indebtedness that is secured by assets other than the collateral securing the 2025 Notes and the guarantees to the extent of the value of any such assets; and

●	structurally subordinated to the indebtedness of any of the Company’s current and future subsidiaries that do not guarantee the 2025 Notes.

The Company may redeem the 2025 Notes in whole or in part prior to November 1, 2020, at a redemption price of 100% of the principal amount of the 2025 Notes redeemed plus the Applicable Premium as of, plus accrued and unpaid interest. An Applicable Premium is the greater of 1% of the principal amount of the 2025 Notes; or the excess of the present value at such redemption date of (i) the redemption price of the 2025 Notes at November 1, 2020 plus (ii) all required interest payments due on the 2025 Notes through November 1, 2020 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over the then outstanding principal amount of the 2025 Notes.

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

The 2025 Notes may be traded between qualified institutional buyers pursuant to Rule 144A of the Securities Act. We have recorded the 2025 Notes at cost.

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

On December 6, 2017, the Company amended its employment agreement with Howard M. Lorber. Under the amendment, the term of the employment agreement was extended from December 31, 2017 to December 31, 2022 and the base compensation of Mr. Lorber will be $1,000,000 per annum. All other terms and conditions remained the same.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the affects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during Summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including the impact of our supply agreement for hot dogs with John Morrell & Co., the impact of our debt service and repayment obligations under the 2025 Notes; the impact of the Tax Cuts and Jobs Act (“the Act”); the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including court decisions which could render a franchisor as a “joint employee” or the impact of our new union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 26, 2017, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At December 24, 2017, our restaurant system consisted of 285 units comprised of 280 Nathan’s franchised units, including 124 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 19 states, and 12 foreign countries. At December 25, 2016, our restaurant system consisted of 287 units comprised of 282 Nathan’s franchised units, including 114 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 20 states, and 10 foreign countries.

In addition to plans for expansion through our Branded Product Program, licensing and franchising, Nathan’s continues to seek to co-brand within its restaurant system. Nathan’s is also the owner of the Arthur Treacher’s brand. Currently there are seven locations operating under our Arthur Treacher’s Branded Menu Program agreement.

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

On November 1, 2017, the Company completed the issuance of $150,000,000 of 6.625% Senior Secured Notes due 2025 (the “2025 Notes”) and used the majority of the proceeds of this offering to redeem the 2020 Notes (the “Redemption”), paid a portion of the special $5.00 cash dividend and will use any remaining proceeds for general corporate purposes, including working capital. Our future results could also be impacted by our obligations under the 2025 Notes. As a result of the issuance of the 2025 Notes, Nathan’s expects to incur interest expense of $9,937,500 per annum, reducing its cash interest expense by $3,562,500 per annum. Nathan’s expects to incur annual amortization of debt issuance costs of approximately $685,000. Please refer to Note N – Long Term Debt, for the effects of the Company’s refinancing from the preceding consolidated financial statements. The impact of interest expense on net income has been reflected in our results for the thirteen and thirty-nine week periods ended December 24, 2017 and December 25, 2016.

On March 10, 2015, we consummated a $135,000,000 offering of 10.000% Senior Secured Notes due 2020 (the “2020 Notes”) and paid a dividend of $25.00 per share (or approximately $116,100,000 in the aggregate). As a result of the issuance of the 2020 Notes, Nathan’s incurred interest expense of $13,500,000 per annum and annual amortization of debt issuance costs of approximately $1,200,000.

As described below, we are also including information relating to EBITDA and Adjusted EBITDA in this Form 10-Q quarterly report.

On November 1, 2017, the Board of Directors declared a special cash dividend of $5.00 per share, or $20,923,000 to stockholders of record at the close of business on December 22, 2017, which was paid on January 4, 2018.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 26, 2017, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). Except for the adoption discussed in Note B – simplifying the measurement of inventory and simplifying the elements of cash flow classification; there have been no changes to the Company’s significant accounting policies subsequent to March 26, 2017.

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

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA which excludes (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA excluding loss on early extinguishment of debt and stock-based compensation that the Company believes will impact the comparability of its results of operations.

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

The following is a reconciliation of Net (loss) income to Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016

Net (loss) income	$(3,779)	$699	$2,263	$6,756
Interest expense	3,650	3,663	10,976	11,002
(Benefit) provision for income taxes	(3,307)	448	621	3,986
Depreciation and amortization	320	309	1,055	1,005
EBITDA	(3,116)	5,119	14,915	22,749

Loss on debt extinguishment	8,872	-	8,872	-
Stock-based compensation	99	136	298	482
Adjusted EBITDA	$5,855	$5,255	$24,085	$23,231

Results of Operations

Thirteen weeks ended December 24, 2017 compared to thirteen weeks ended December 25, 2016

Revenues

Total sales increased by 12.8% to $16,767,000 for the thirteen weeks ended December 24, 2017 (“third quarter fiscal 2018”) as compared to $14,859,000 for the thirteen weeks ended December 25, 2016 (“third quarter fiscal 2017”). Foodservice sales from the Branded Product Program increased by 14.0% to $14,674,000 for the third quarter fiscal 2018 as compared to sales of $12,868,000 in the third quarter fiscal 2017. During the third quarter fiscal 2018, the volume of business increased by approximately 10.4%. Our average selling prices increased by approximately 3.0% as a result of our pricing strategy, which is more closely correlated to the cost of beef which increased by approximately 8.0%, during the third quarter fiscal 2018 as compared to the third quarter fiscal 2017. Total Company-owned restaurant sales increased by 5.1% to $2,093,000 during the third quarter fiscal 2018 as compared to $1,991,000 during the third quarter fiscal 2017 due primarily to higher sales at our Coney Island and Yonkers locations attributable to a higher check average of 3.8% and higher customer counts.

License royalties increased 6.0% to $4,228,000 in the third quarter fiscal 2018 as compared to $3,990,000 in the third quarter fiscal 2017. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased $180,000 to $3,680,000 for the third quarter fiscal 2018 as compared to $3,500,000 in the third quarter fiscal 2017. The increase is due to an increase in retail volume during the third quarter fiscal 2018 as compared to the third quarter fiscal 2017, partly offset by lower average selling prices, on which our royalties are calculated. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $58,000 during the third quarter fiscal 2018 as compared to the third quarter fiscal 2017.

Franchise fees and royalties were $1,088,000 in both the third quarter fiscal 2018 and the third quarter fiscal 2017. Total royalties were $963,000 in the third quarter fiscal 2018 as compared to $984,000 in the third quarter fiscal 2017. Royalties earned under the Branded Menu program were $259,000 in the third quarter fiscal 2018 as compared to $214,000 in the third quarter fiscal 2017. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but based upon product purchases. Traditional franchise royalties decreased to $704,000 in the third quarter fiscal 2018 as compared to $770,000 in the third quarter fiscal 2017. Franchise restaurant sales decreased to $15,596,000 in the third quarter fiscal 2018 as compared to $17,184,000 in the third quarter fiscal 2017 primarily due to the decline in comparable domestic sales and the impact of units closed in the previous fiscal year. Comparable domestic franchise sales (consisting of 92 Nathan’s outlets, excluding sales under the Branded Menu Program) were $12,251,000 in the third quarter fiscal 2018 as compared to $12,863,000 in the third quarter fiscal 2017.

At December 24, 2017, 280 franchised outlets, including domestic, international and Branded Menu Program outlets were operating as compared to 282 franchised outlets, including domestic, international and Branded Menu Program outlets at December 25, 2016. Total franchise fee income was $125,000 in the third quarter fiscal 2018 as compared to $104,000 in the third quarter fiscal 2017. Domestic franchise fee income was $33,000 in the third quarter fiscal 2018 as compared to $90,000 in the third quarter fiscal 2017, due primarily to the difference in the types of locations opened, and associated fees earned, between the two periods. International franchise fee income was $92,000 in the third quarter fiscal 2018 as compared to $6,000 during the third quarter fiscal 2017, primarily due to the timing of new international development fees. We also recognized $8,000 in forfeited fees in the third quarter fiscal 2017. During the third quarter fiscal 2018, 8 new franchised outlets opened, including three units in Australia, one unit in the Philippines and two new Branded Menu Program outlets. During the third quarter fiscal 2017, 22 new franchised outlets opened, including nine new Branded Menu Program outlets.

Costs and Expenses

Overall, our cost of sales increased by 16.8% or $1,814,000 to $12,599,000 in the third quarter fiscal 2018, as compared to $10,785,000 in the third quarter fiscal 2017. Our gross profit (representing the difference between sales and cost of sales) was $4,168,000 or 24.9% of sales during the third quarter fiscal 2018 as compared to $4,074,000 or 27.4% of sales during the third quarter fiscal 2017. The margin reduction was primarily due to the higher cost of beef in the Branded Product Program and in the Company-operated restaurants in addition to the higher labor costs at the Company-owned restaurants.

Cost of sales in the Branded Product Program increased by approximately $1,736,000 during the third quarter fiscal 2018 as compared to the third quarter fiscal 2017, primarily due to the 10.4% increase in the volume of product sold and the 8.0% increase in the average cost per pound of our hot dogs. We did not make any purchases during the third quarter fiscal 2018 or third quarter fiscal 2017 pursuant to any purchase commitments. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2018 was $1,434,000 or 68.5% of restaurant sales, as compared to $1,355,000 or 68.1% of restaurant sales in the third quarter fiscal 2017 due primarily to the impact of higher food costs on higher revenues and higher labor costs principally associated with the effects of the New York State minimum wage increase. We expect that our labor costs going forward will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $760,000 in the third quarter fiscal 2018 as compared to $695,000 in the third quarter fiscal 2017. The increase in restaurant operating costs results primarily from higher occupancy costs, insurance and utilities.

Depreciation and amortization was $320,000 in the third quarter fiscal 2018 as compared to $309,000 in the third quarter fiscal 2017.

General and administrative expenses decreased by $360,000 or 10.6% to $3,034,000 in the third quarter fiscal 2018 as compared to $3,394,000 in the third quarter fiscal 2017. The decrease in general and administrative expenses was primarily attributable to lower compensation expenses, the timing of expenses in connection with our fiscal 2018 audit and lower bad debts.

Other Items

On November 1, 2017, the Company completed the issuance of $150,000,000 of the 2025 Notes in a private offering in accordance with Rule 144A under the Securities Act. The 2025 Notes were issued pursuant to the Indenture by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and collateral trustee. The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the 2020 Notes and redeem the 2020 Notes, paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record (see Note M.1), with the remaining net proceeds for general corporate purposes, including working capital. The Redemption occurred on November 16, 2017. The Company performed the required evaluation of the refinancing and determined that a portion of the Redemption of the 2020 Notes is accounted for as a modification of the debt and a portion as an extinguishment of the debt. In connection with the Redemption, the Company recorded a loss on early extinguishment of debt of $8,872,000 that primarily reflects a portion of the premium paid to redeem the 2020 Notes and the write-off of certain debt issuance costs.

Interest expense of $3,650,000 in the third quarter fiscal 2018 represents interest of $1,847,000 on the 2020 Notes, $1,470,000 accrued interest on the 2025 Notes and total amortization of debt issuance costs of $333,000. On November 1, 2017, the Company issued the 2025 Notes and the Redemption occurred on November 16, 2017. The Company incurred additional interest expense of approximately $562,500 from the time the 2025 Notes closed until the Redemption. As a result of the issuance of the 2025 Notes and the Redemption, the Company expects to reduce its annual interest expense by approximately $3,562,500 per annum.

Interest income was $44,000 in the third quarter fiscal 2018 as compared to $35,000 in the third quarter fiscal 2017 due principally to rising interest rates earned on our money market account.

Other income, which primarily relates to a sublease of a franchised restaurant, was $22,000 in the third quarter fiscal 2018 and $21,000 in the third quarter fiscal 2017.

Provision for Income Taxes

In the third quarter fiscal 2018, the income tax benefit was $(3,307,000) or 46.7% of loss before income taxes as compared to the income tax provision of $448,000 or 39.1% of earnings before income taxes in the third quarter fiscal 2017.

Nathan’s effective tax rate for the thirteen week period ended December 25, 2016 was reduced by 330 BPS, as a result of the tax benefits associated with stock compensation. For the thirteen week period ended December 25, 2016, excess tax benefits of $39,000, were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes. Pursuant to Staff Accounting Bulletin #118, Nathan’s has determined reasonable estimates to its deferred assets and liabilities and pursuant to ASC 740, Income Taxes, the Company has recognized the effect(s) of the Act on current and deferred income taxes in its financial statements during the quarter ended December 24, 2017. Nathan’s has recorded the following discrete adjustment to its deferred tax liability and unrecognized tax benefits which reduced the provision for income taxes by $436,000 during the thirteen weeks ended December 24, 2017. As described in Note J to the Consolidated Financial Statements, Nathan’s estimates that its blended federal tax rate will be 31% for its fiscal year ending March 25, 2018 and that its annual tax rate for the fiscal year ending March 25, 2018 will be in the range of approximately 40.8% to 43.1%, excluding the impact of the discrete items recorded and excess tax benefit associated with stock compensation. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates. As of December 24, 2017, Nathan’s had $212,000 of accrued interest and penalties in connection with unrecognized tax benefits. Nathan’s estimates that its unrecognized tax benefits, including the related accrued interest and penalties could be further reduced by up to $5,000 during the remainder of fiscal 2018.

Results of Operations

Thirty-nine weeks ended December 24, 2017 compared to thirty-nine weeks ended December 25, 2016

Revenues

Total sales increased by 9.7% to $63,639,000 for the thirty-nine weeks ended December 24, 2017 (“fiscal 2018 period”) as compared to $58,012,000 for the thirty-nine weeks ended December 25, 2016 (“fiscal 2017 period”). Foodservice sales from the Branded Product Program increased by 14.4% to $50,741,000 for the fiscal 2018 period as compared to sales of $44,349,000 for the fiscal 2017 period. During the fiscal 2018 period, the volume of business increased by approximately 10.9%. Our average selling prices increased by approximately 3.2% in the fiscal 2018 period as a result of our pricing strategy, which is more closely correlated to the cost of beef which increased by approximately 8.6%, during the fiscal 2018 period as compared to the fiscal 2017 period. Total Company-owned restaurant sales were $12,898,000 during the fiscal 2018 period as compared to $13,449,000 during the fiscal 2017 period due primarily to lower sales at both Coney Island locations. Sales at our Company-owned restaurants were unfavorably affected during the fiscal 2018 period due primarily to unfavorable weather conditions. Direct retail sales also decreased by $214,000 during the fiscal 2018 period as compared to the fiscal 2017 period as we began to transition this business into our Branded Product Program during fiscal 2017.

License royalties were $17,393,000 in the fiscal 2018 period as compared to $15,602,000 in the fiscal 2017 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased 11.5% to $15,853,000 for the fiscal 2018 period as compared to $14,214,000 for the fiscal 2017 period. The increase is due to an 8.5% increase in volume during the fiscal 2018 period as compared to the fiscal 2017 period, in addition to a 4.1% increase in average selling prices, on which our royalties are calculated. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $152,000 during the fiscal 2018 period as compared to the fiscal 2017 period.

Franchise fees and royalties were $3,575,000 in the fiscal 2018 period as compared to $3,752,000 in the fiscal 2017 period. Total royalties were $3,293,000 in the fiscal 2018 period as compared to $3,386,000 in the fiscal 2017 period. Royalties earned under the Branded Menu program were $873,000 in the fiscal 2018 period as compared to $779,000 in the fiscal 2017 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales, but are based upon product purchases. Traditional franchise royalties were $2,420,000 in the fiscal 2018 period as compared to $2,607,000 in the fiscal 2017 period. Franchise restaurant sales decreased to $54,737,000 in the fiscal 2018 period as compared to $58,118,000 in the fiscal 2017 period primarily due to the decline in comparable domestic sales and the impact of units closed in the previous fiscal year. Comparable domestic franchise sales (consisting of 89 Nathan’s outlets, excluding sales under the Branded Menu Program) were $40,490,000 in the fiscal 2018 period as compared to $41,709,000 in the fiscal 2017 period.

At December 24, 2017, 280 franchised outlets, including domestic, international and Branded Menu Program outlets were operating as compared to 282 franchised outlets, including domestic, international and Branded Menu Program outlets at December 25, 2016. Total franchise fee income was $282,000 in the fiscal 2018 period as compared to $366,000 in the fiscal 2017 period. Domestic franchise fee income was $140,000 in the fiscal 2018 period as compared to $177,000 in the fiscal 2017 period due primarily to the difference in the types of locations opened, and associated fees earned, between the two periods. International franchise fee income was $132,000 in the fiscal 2018 period as compared to $156,000 in the fiscal 2017 period due to the timing of new international development fees. We also recognized $10,000 and $33,000 in forfeited fees in the fiscal 2018 and fiscal 2017 periods, respectively. During the fiscal 2018 period, 35 new franchised outlets opened, including 13 international locations, and 17 Branded Menu Program outlets. During the fiscal 2017 period, 42 new franchised outlets opened, including 16 international locations, and 20 Branded Menu Program outlets.

Costs and Expenses

Overall, our cost of sales increased by $6,433,000 to $48,165,000 in the fiscal 2018 period as compared to $41,732,000 in the fiscal 2017 period. Our gross profit (representing the difference between sales and cost of sales) was $15,474,000 or 24.3% of sales during the fiscal 2018 period as compared to $16,280,000 or 28.1% of sales during the fiscal 2017 period. The margin decline was primarily due to the higher cost of beef in the Branded Products Program and in the Company-operated restaurants, in addition to the higher labor costs at the Company-owned restaurants.

Cost of sales in the Branded Product Program increased by approximately $6,677,000 during the fiscal 2018 period as compared to the fiscal 2017 period, primarily due to the 10.9% increase in volume of product sold and the 8.6% increase in the average cost per pound of our hot dogs. During the fiscal 2017 period, we completed our purchase of approximately 662,000 lbs. of hot dogs pursuant to the open purchase commitment, representing approximately 4.1% of volume, which reduced our overall cost of hot dogs by approximately 36 BPS. We did not make any purchases during the fiscal 2018 period pursuant to any purchase commitments. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2018 period was $7,199,000 or 55.8% of restaurant sales, as compared to $7,247,000 or 53.9% of restaurant sales in the fiscal 2017 period due primarily to the impact of lower revenues and higher labor costs principally associated with the effects of the New York State minimum wage increase. We expect that our future labor costs will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $2,769,000 in the fiscal 2018 period as compared to $2,711,000 in the fiscal 2017 period. The increase in restaurant operating costs results primarily from higher occupancy and insurance costs.

Depreciation and amortization was $1,055,000 in the fiscal 2018 period as compared to $1,005,000 in the fiscal 2017 period.

General and administrative expenses decreased $245,000 or 2.4% to $10,064,000 in the fiscal 2018 period as compared to $10,309,000 in the fiscal 2017 period. The decrease in general and administrative expenses was primarily attributable to reduced marketing and promotional activities in connection with the commemoration of our 100th anniversary during the fiscal 2017 period, partly offset by higher compensation expenses during the fiscal 2018 period.

Other Items

On November 1, 2017, the Company completed the issuance of $150,000,000 of the 2025 Notes in a private offering in accordance with Rule 144A under the Securities Act. The 2025 Notes were issued pursuant to the Indenture by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and collateral trustee. The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the 2020 Notes and redeem the 2020 Notes, paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record (see Note M.1), with the remaining net proceeds for general corporate purposes, including working capital. The Redemption occurred on November 16, 2017. The Company performed the required evaluation of the refinancing and determined that a portion of the Redemption of the 2020 Notes is accounted for as a modification of the debt and a portion as an extinguishment of the debt. In connection with the Redemption, the Company recorded a loss on early extinguishment of debt of $8,872,000 that primarily reflects a portion of the premium paid to redeem the 2020 Notes and the write-off of certain debt issuance costs.

Interest expense of $10,976,000 in the fiscal 2018 period represents interest of $8,574,000 on the 2020 Notes, $1,470,000 accrued interest on the 2025 Notes and total amortization of debt issuance costs of $932,000. On November 1, 2017, the Company issued the 2025 Notes and the Redemption occurred on November 16, 2017. The Company incurred additional interest expense of approximately $562,500 from the time the 2025 Notes closed until the Redemption. As a result of the issuance of the 2025 Notes and the Redemption, the Company expects to reduce its annual interest expense by approximately $3,562,500 per annum.

Interest income was $114,000 in the fiscal 2018 period as compared to $71,000 in the fiscal 2017 period. Nathan’s established its interest bearing money market account during the fiscal 2017 period.

Other income, which primarily relates to a sublease of a franchised restaurant, was $64,000 in the fiscal 2018 period, as compared to $64,000 in the fiscal 2017 period.

Provision for Income Taxes

The income tax provisions for the thirty-nine week periods ended December 24, 2017 and December 25, 2016 reflect effective tax rates of 21.5% and 37.1%, respectively. Nathan’s effective tax rates for the thirty-nine week periods ended December 24, 2017 and December 25, 2016 were reduced by 670 BPS and 610 BPS, respectively, as a result of the tax benefits associated with stock compensation. For the thirty-nine week periods December 24, 2017 and December 25, 2016, excess tax benefits of $194,000 and $659,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes. The amount of unrecognized tax benefits at December 24, 2017 was $207,000, all of which would impact Nathan’s effective tax rate, if recognized. Pursuant to Staff Accounting Bulletin #118, Nathan’s has determined reasonable estimates to its deferred assets and liabilities and pursuant to ASC 740, Income Taxes, the Company has recognized the effect(s) of the Act on current and deferred income taxes in its financial statements during the quarter ended December 24, 2017. Nathan’s has recorded the following discrete adjustments to its deferred tax liability and unrecognized tax benefits which reduced the provision for income taxes by $436,000 or 1510 BPS during the thirty-nine weeks ended December 24, 2017. As described in Note J to the Consolidated Financial Statements, Nathan’s estimates that its blended federal tax rate will be 31% for its fiscal year ending March 25, 2018 and that its annual tax rate for the fiscal year ending March 25, 2018 will be in the range of approximately 40.8% to 43.1%, excluding the impact of the discrete items recorded and excess tax benefit associated with stock compensation. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates. As of December 24, 2017, Nathan’s had $212,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Off-Balance Sheet Arrangements

Nathan’s did not have any open purchase commitments for hot dogs outstanding as of December 24, 2017. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash at December 24, 2017 aggregated $67,288,000, a $10,373,000 increase during the fiscal 2018 period as compared to cash of $56,915,000 at March 26, 2017. Net working capital decreased to $51,809,000 from $56,763,000 at March 26, 2017, which primarily relates to the special dividend of approximately $20,923,000 payable to the shareholders of record on December 22, 2017 that was paid on January 4, 2018.

On November 1, 2017, the Company issued the 2025 Notes and used the majority of the proceeds for the Redemption, paid a portion of the special $5.00 cash dividend and will use any remaining proceeds for general corporate purposes, including working capital. Our future results could also be impacted by our obligations under the 2025 Notes, as well as the new limitation on the deduction of interest expense under the Act. As a result of the issuance of the 2025 Notes, Nathan’s expects to incur interest expense of $9,937,500 per annum, reducing its cash interest expense by $3,562,500 per annum. Nathan’s expects to incur annual amortization of debt issuance costs of approximately $685,000. Please refer to Note N – Long Term Debt, for the effects of the Company’s refinancing from the preceding consolidated financial statements. The impact of interest expense on net income has been reflected in our results for the thirteen and thirty-nine week periods ended December 24, 2017 and December 25, 2016.

On March 10, 2015, we issued the 2020 Notes and paid a dividend of $25.00 per share (or approximately $116,100,000 in the aggregate). In connection with the 2020 Notes, Nathan’s incurred interest expense of $13,500,000 per annum and annual amortization of debt issuance costs of approximately $1,200,000.

Nathan's used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the 2020 Notes and the Redemption, paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record (see Note M.1) with the remaining net proceeds for general corporate purposes, including working capital. The payment in connection with the Redemption was approximately $144,000,000. Nathan's also funded the majority of the special dividend through its existing cash. The Redemption occurred on November 16, 2017.

The Company paid a 5% call premium of $6,750,000 associated with the Redemption and incurred debt issuance costs of $4,902,000 in connection with the issuance of the 2025 Notes. The Company also incurred additional interest expense of approximately $562,500 from the closing of the 2025 Notes on November 1, 2017 until the Redemption.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are expected to be $4,968,750. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025. As a result of the issuance of the 2025 Notes and the Redemption, the Company expects to reduce its annual interest expense by approximately $3,562,500 per annum.

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

The Indenture for the 2025 Notes also contains customary events of default, including, among other things, failure to pay interest, failure to comply with agreements related to the Indenture, failure to pay at maturity or acceleration of other indebtedness, failure to pay certain judgments, and certain events of insolvency or bankruptcy. Generally, if any event of default occurs, the Trustee or the holders of at least 25% in principal amount of the 2025 Notes may declare the 2025 Notes due and payable by providing notice to the Company. In case of default arising from certain events of bankruptcy or insolvency, the 2025 Notes will become immediately due and payable.

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

The 2025 Notes and the guarantees will be the Company and the guarantors’ senior secured obligations and will rank:

●	senior in right of payment to all of the Company and the guarantors’ future subordinated indebtedness;

●	effectively senior to all unsecured senior indebtedness to the extent of the value of the collateral securing the 2025 Notes and the guarantees;

●	pari passu with all of the Company and the guarantors’ other senior indebtedness;

●	effectively junior to any future credit facility to the extent of the value of the collateral securing any future credit facility and the 2025 Notes and the guarantees and certain other assets;

●

effectively junior to any of the Company and the guarantors’ existing and future indebtedness that is secured by assets other than the collateral securing the 2025 Notes and the guarantees to the extent of the value of any such assets; and

●	structurally subordinated to the indebtedness of any of the Company’s current and future subsidiaries that do not guarantee the 2025 Notes.

Cash provided by operations of $7,795,000 in the fiscal 2018 period is primarily attributable to net income of $2,263,000 in addition to other non-cash operating items of $11,330,000, offset by increases in changes in other operating assets and liabilities of $5,798,000. Non-cash operating items include $194,000 of excess income tax benefits from stock-based compensation arrangements as a result of the accounting for certain aspects of its share-based payments to employees. In the fiscal 2018 period, accounts and other receivables increased by $2,967,000 compared to the fiscal 2017 period due primarily to higher receivables from Branded Product Program sales of $2,489,000 and increased seasonal advances to the Advertising Fund of $593,000, partly offset by lower seasonal license royalties of $358,000. In the fiscal 2018 period, prepaid expenses and other current assets increased by $2,259,000 due principally to prepaid income taxes of $2,751,000 which were deposited prior to the successful debt refinancing. The decrease in accounts payable, accrued expenses and other current liabilities of $779,000 is primarily due to reductions in deferred revenue of $706,000 that was recognized into income during the fiscal 2018 period, accrued payroll and other benefits of $621,000 due primarily to the payment of prior year incentive compensation, lower accounts payable of $541,000 arising primarily from seasonally lower product purchases for the Branded Product Program, which were partly offset by higher accrued interest of $1,007,000 and accrued rebates of $195,000. The decrease in other liabilities of $71,000 is primarily due to dividend payments of $125,000 on vested restricted stock, offset by an increase in the accrual for uncertain tax positions of $53,000. The Company also declared a $5.00 per share special cash dividend to the shareholders of record as of the close of business on December 22, 2017 which was paid on January 4, 2018 in the amount of $20,923,000 which has been presented as a noncash financing activity on the accompanying consolidated statement of cash flows.

Cash used in investing activities was $488,000 in the fiscal 2018 period in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements.

Cash provided by financing activities of $3,066,000 in the fiscal 2018 period relates to the Company’s refinancing of the 2020 Notes. The Company received gross proceeds of $150,000,000 from the sale of 2025 Notes, repaid the 2020 Notes, paid a call premium of $6,750,000 in addition to $4,902,000 of debt issuance costs. The Company also paid $157,000 for withholding taxes on the net share vesting of employee restricted stock and dividends of $125,000 relating to the previously declared special cash dividend in connection with the vesting of 5,000 shares of the Company’s restricted stock.

During the period from October 2001 through December 24, 2017, Nathan’s purchased 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,236,273 shares at a total cost of approximately $70,145,000, reducing the number of shares then-outstanding by 53.8%.

On February 1, 2016 and March 11, 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 24, 2017, Nathan’s has repurchased 939,742 shares at a cost of $29,641,000 under the sixth stock repurchase plan. At December 24, 2017, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Management believes that available cash, marketable securities and cash generated from operations should provide sufficient capital to finance our operations, and satisfy our debt service requirements, for at least the next 12 months.

As discussed above, we had cash at December 24, 2017 aggregating $67,288,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we successfully refinanced $135.0 million 10.000% Notes due 2020 with $150.0 million 6.625% Notes due 2025 and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. We may continue to return capital to our shareholders through stock repurchases or cash dividends, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. We are not required to make interest payments during the remainder of our fiscal year ending March 25, 2018. Pursuant to the Indenture, we will be required to make semi-annual interest payments of $4,968,750 on May 1, 2018 and November 1, 2018.

At December 24, 2017, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of December 24, 2017 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$150,000	$-	$-	$-	$150,000
Employment Agreements	6,700	1,100	2,000	2,000	1,600
Dividends Payable	21,073	21,073	-	-	-
Operating Leases	11,540	1,652	2,717	2,137	5,034
Gross Cash Contractual Obligations	189,313	23,825	4,717	4,137	156,634
Sublease Income	2,175	329	640	474	732
Net Cash Contractual Obligations	$187,138	$23,496	$4,077	$3,663	$155,902

a)	Represents the Notes due 2025.

b)

At December 24, 2017, the Company had unrecognized tax benefits of $207,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $5,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

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

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal year ended March 29, 2015. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the period ended September 25, 2016. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued through June 2017 before beginning to slightly decline until July which is when the costs stabilized for the balance of 2017 at approximately 10% higher than the last six months of 2016. As such, our market price for hot dogs during our fiscal 2018 period was approximately 8.2% higher than the fiscal 2017 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2018. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Most recently, we concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

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

New York State recently passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase will be phased in differently between New York City and the rest of New York State. Effective December 31, 2017, the minimum wage increased to $13.50 and $11.75 in New York City and outside of New York City, respectively.

In New York City, the hourly rate of pay will increase to $15.00 on Dec. 31, 2018.

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

On May 30, 2017, New York City Mayor Bill de Blasio signed into law the Fair Work Week Legislation package of bills that the city estimates will cover some 65,000 fast food workers by giving them more predictable work schedules effective November 27, 2017. A key component of the package is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per scheduling change depending on the situation. Due to Nathan’s dependency on weather conditions at our two beach locations during the summer, we are unable to determine the potential impact on our results of operations, which could be material. We have estimated that the daily penalty could amount to as much as $10,000 per day during the height of the summer season for these two restaurants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash

We have historically invested our cash in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 24, 2017, Nathan’s cash aggregated $67,288,000. Earnings on this cash would increase or decrease by approximately $168,000 per annum for each 0.25% change in interest rates.

Borrowings

At December 24, 2017, we had $150.0 Million of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our commodity costs for beef have been especially volatile since fiscal 2004. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued through June 2017 before beginning to slightly decline until July which is when the costs stabilized for the balance of 2017 at approximately 10% higher than the last six months of 2016. As such, our market price for hot dogs during our fiscal 2018 period was approximately 8.2% higher than the fiscal 2017 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2018. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. During fiscal 2017, we concluded a purchase commitment for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 24, 2017 would have increased or decreased our cost of sales by approximately $4,303,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 24, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 6, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

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

10.1	**Amendment, dated as of December 6, 2017 to the Employment Agreement dated as of December 15, 2016, as amended November 1, 2012 between Howard M. Lorber and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K dated December 12, 2017.)

10.2	*Parity Lien Security Agreement, dated November 1, 2017, by and among Nathan's Famous, Inc. and The Other Assignors Identified Herein and U.S. Bank National Association, as Collateral Trustee.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 24, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

** Indicates a management plan or amendment.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 2, 2018	By:	/s/ Eric Gatoff
Eric Gatoff Chief Executive Officer (Principal Executive Officer)

Date: February 2, 2018	By:	/s/ Ronald G. DeVos
Ronald G. DeVos Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 6, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

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

10.1	**Amendment, dated as of December 6, 2017 to the Employment Agreement dated as of December 15, 2016, as amended November 1, 2012 between Howard M. Lorber and Nathan’s Famous, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K dated December 12, 2017.)

10.2	*Parity Lien Security Agreement, dated November 1, 2013, by and among Nathan's Famous, Inc. and The Other Assignors Identified Herein and U.S. Bank National Association, as Collateral Trustee.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 24, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

** Indicates a management plan or amendment.