Form 10-K
period 2018-03-25
NATHANS FAMOUS INC
filed 2018-06-08
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___	(Do not check if a smaller reporting company)
Smaller reporting company ___
Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No    X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 24, 2017 - was approximately $200,215,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

As of June 5, 2018, there were outstanding 4,187,539 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes”, “expects”, “projects”, “may”, “would”, “should”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this Form 10-K are based upon information available to us on the date of this Form 10-K.

Item 1.	Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treacher’s Corp. References to the fiscal 2018 period mean the fiscal year ended March 25, 2018 and references to the fiscal 2017 period mean the fiscal year ended March 26, 2017. In addition, references to the 2025 Notes or the 2025 Senior Secured Notes refer to the $150,000,000 6.625% Senior Secured Notes due 2025 and references to the 2020 Notes or the 2020 Senior Secured Notes refer to the $135,000,000 10.000% Senior Secured Notes which were repaid in full on November 15, 2017.

We are a leading branded licensor, wholesaler and retailer of products marketed under our Nathan’s Famous brand, including our popular Nathan’s World Famous Beef Hot Dogs. What began as a nickel hot dog stand on Coney Island in 1916 has evolved into a highly recognized brand throughout the United States and the world. Our innovative business model seeks to maximize the points of distribution for and the consumption of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and our other products across a wide-range of grocery retail and foodservice formats. Our products are currently marketed for sale in approximately 58,000 locations, including supermarkets, mass merchandisers and club stores, selected foodservice locations and our Company-owned and franchised restaurants throughout the United States and in sixteen foreign territories and countries. The Company considers itself to be in the foodservice industry, and has pursued co-branding initiatives within other foodservice environments. Our major channels of distribution are as follows:

●

Our licensing program contracts with certain third parties to manufacture, distribute, market and sell a broad variety of Nathan’s Famous branded products including our hot dogs, sausage and corned beef products, frozen French fries and additional products through retail grocery channels and club stores throughout the United States. As of March 25, 2018, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 43,000 supermarkets, mass merchandisers and club stores including Kroger, Publix, ShopRite, Walmart, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We earn revenue through royalties on products sold by our licensees.

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

We also own, through our subsidiary NF Treacher’s Corp., the Arthur Treacher’s brand and trademarks. We use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. Currently, we operate seven Arthur Treacher’s BMP locations.

Our brand is widely recognized by virtue of our long history and broad geographic footprint, which allows us to enjoy high consumer awareness in the United States and abroad and the ability to grow in markets and channels where the brand is known but has not yet achieved optimal market penetration. We believe that our highly visible brand and reputation for high quality products have allowed us to expand our food offerings beyond our signature hot dogs and command a price premium across our portfolio of products. Over time, we have expanded menu options so that our Company-owned restaurants and franchisees can supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices. We have also developed a portfolio of licensed products for sale at retail and grocery locations. We seek to maintain the same quality standard with each of our supplemental menu items and licensed products as we do with our core hot dog and French fries menu. We intend to continue to leverage our highly recognized global brand and iconic products to introduce new products into our existing distribution network, open new points of distribution and grow our overall sales. We believe that there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

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

●	expanding our licensing programs for packaged Nathan’s Famous products through new product introductions and geographic expansion; and

●	continuing to profitably operate our iconic Company-owned restaurants, and opportunistically invest in Company-owned restaurant expansion.

As a result of our efforts to expand the Nathan’s Famous brand, as of March 25, 2018:

●	our Nathan’s Famous restaurant system consisted of 276 franchised units and five Company-owned units (including one seasonal unit) located in 20 states and 12 foreign countries;

●

our Nathan’s Famous Branded Product Program distributes our Nathan’s World Famous Beef Hot Dogs throughout all 50 states, the District of Columbia, Puerto Rico, Canada, the US Virgin Islands, Guam and Mexico;

●	Nathan’s Famous packaged hot dogs and other products were offered for sale within approximately 43,000 supermarkets and club stores in all 50 states.

Our revenues are generated primarily from sales of products sold through our Branded Product Program and within our Company-owned restaurants, as well as royalties from our retail licensing activities and the royalties, fees and other sums we earn from our restaurant franchising activities.

We plan to expand the scope and market penetration of our Branded Product Program, further develop the restaurant operations of existing Nathan’s Famous franchised and Company-owned outlets, open new Nathan’s Famous franchised outlets in traditional or captive market environments and expand the Nathan’s Famous retail licensing programs. We also plan to further expand our international presence through our franchise, and retail licensing programs. We may also selectively consider opening new Company-owned restaurants.

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

Restaurant Operations

Currently, our restaurant operations are comprised of 281 Nathan’s Famous restaurants, which have been co-branded with Arthur Treacher’s and Kenny Rogers Roasters menu items in 35 and 16 units, respectively.

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

Franchise Operations

At March 25, 2018, our Nathan’s franchise system, including our Branded Menu Program, consisted of 276 units operating in 20 states and 12 foreign countries.

Our franchise system includes among its 142 franchisees such well-known companies as HMS Host, Compass Group USA, Inc., Gourmet Dining Services, Inc., CulinArt, National Amusements, Inc., Hershey Entertainment & Resorts Company, and Bruster’s Real Ice Cream. We continue to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During the fiscal 2018 period, no single franchisee accounted for over 10% of our consolidated revenue. At March 25, 2018, HMS Host operated 13 franchised outlets, including two units at airports, 10 units within highway travel plazas and one unit within a mall. Additionally, at March 25, 2018, (i) HMS Host operated 48 locations featuring Nathan’s products pursuant to our Branded Product Program, (ii) 35 mobile carts were operating in New York, NY, and (iii) 16 Bruster’s Real Ice Cream shops and four Kmart locations were selling Nathan’s products under our Branded Menu Program.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us to be applied on a system-wide basis. We regularly monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal 2018 period, franchisees opened 40 new Nathan’s Famous franchised units in the United States (including 19 Branded Menu Program units), and 16 units internationally.

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

As of March 25, 2018, the Nathan’s Branded Menu Program was comprised of 122 outlets, which included 35 units operated by Move Systems, Inc. in New York, NY and 16 Nathan’s Famous Branded Products within Bruster’s Real Ice Cream shops, a premium ice cream franchisor headquartered in western Pennsylvania and four locations operating within K-Mart.

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

As of March 25, 2018, Arthur Treacher’s, as a co-brand, was included within 35 Nathan’s Famous restaurants. Our primary intention was to continue including co-branded Arthur Treacher’s operations within our Nathan’s Famous restaurants and explore alternative distribution channels for Arthur Treacher’s products. We may seek to expand the opportunity for an Arthur Treacher’s Branded Menu Program in the future. Currently we operate seven Arthur Treacher’s BMP locations.

Kenny Rogers Roasters

We have the right to use the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the Nathan’s Famous restaurants existing at April 23, 2008, where the Kenny Rogers products had already been introduced. As of March 25, 2018, the Kenny Rogers brand was being sold within 16 Nathan’s restaurants.

Company-owned Nathan’s Restaurant Operations

As of March 25, 2018, we operated five Company-owned Nathan’s units, including one seasonal location, in New York. Since 2012, we have invested significantly in our Company-owned restaurants. In March 2012, we relocated our seasonal Coney Island Boardwalk restaurant to a more prominent location. Our Coney Island flagship location was rebuilt and re-opened on May 20, 2013 after suffering severe damage as a result of Superstorm Sandy on October 29, 2012. Our Yonkers location was down-sized, relocated and re-opened on November 18, 2013 pursuant to its new lease, and our Oceanside restaurant was also relocated and downsized and re-opened on March 25, 2015. Four of our Company-owned restaurants range in size from approximately 2,650 square feet to 10,000 square feet and have seating to accommodate between 60 and 125 customers. These restaurants are open seven days a week on a year-round basis and are designed to appeal to consumers of all ages. We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards. We have entered into an agreement to sell the Company-owned restaurant, including the real estate, in Bay Ridge, Brooklyn, NY in July 2018, which we expect to continue operating through September 2018, before it ceases operations.

Three of our Company-owned restaurants have contemporary service areas, seating, signage, and general decor. Our Coney Island restaurant, which first opened in 1916, remains unique in its presentation and operations.

Our Company-owned restaurants typically carry a broader selection of menu items than our franchise restaurants and generally attain sales levels higher than the average of our newer franchise restaurants. The non-core menu items at the Company-owned restaurants, tend to have lower margins than the core menu.

International Development

As of March 25, 2018, Nathan’s Famous franchisees operated 53 units in 12 foreign countries. During the fiscal 2018 period we opened 16 new units internationally, including our first three units in Latvia pursuant to a new development agreement. Additionally, we opened four units in Russia, three units each in Kazakhstan and Australia, and one unit each in Malaysia, Philippines and Dominican Republic, pursuant to existing development agreements.

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

Following is a summary of our international operations for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016: See Item 1A-“Risk Factors.”

	March 25,	March 26,	March 27,
	2018	2017	2016
Total revenue	$6,540,000	$6,186,000	$5,235,000
Gross profit (a)	$2,264,000	$2,591,000	$1,655,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 25, 2018 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Arizona	-	1	1
California	-	1	1
Connecticut	-	4	4
Florida	-	20	20
Georgia	-	8	8
Illinois	-	1	1
Indiana	-	1	1
Kentucky	-	2	2
Maryland	-	3	3
Massachusetts	-	7	7
Missouri	-	1	1
Nevada	-	11	11
New Jersey	-	29	29
New York	5	109	114
North Carolina	-	2	2
Ohio	-	3	3
Pennsylvania	-	11	11
Rhode Island	-	2	2
South Carolina	-	6	6
Texas	-	1	1
Domestic Subtotal	5	223	228

International Locations	Company	Franchise (1)	Total (1)

Australia	-	9	9
Dominican Republic	-	6	6
Egypt	-	1	1
Jamaica	-	2	2
Kazakhstan	-	4	4
Kyrgyzstan	-	5	5
Latvia	-	2	2
Malaysia	-	4	4
Panama	-	4	4
Philippines	-	2	2
Russia	-	13	13
Turkey	-	1	1
International Subtotal	-	53	53
Grand Total	5	276	281

(1)	Amounts include 122 units operated pursuant to our Nathan’s and Arthur Treacher’s Branded Menu Programs. Units operating pursuant to our Branded Product Program are excluded.

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

As of March 25, 2018, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico. During the fiscal 2018 period, we continued to open many new locations offering Nathan’s branded products. Today, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s, Hot Dog On A Stick, Johnny Rockets, national movie theater chains such as Regal Entertainment and National Amusements, casino hotels such as Foxwoods Casino in Connecticut, the Grand Casino in Minnesota and convenience store chains such as Race Trac, Holiday Station stores, and the Cinemex movie chain in Mexico. The Branded Products Program also distributes product in professional sports arenas with Nathan’s World Famous Beef Hot Dogs now being served in stadiums and arenas that host the New York Yankees, New York Mets, Brooklyn Nets, New York Islanders, Dallas Cowboys, Miami Marlins, Washington Nationals and Colorado Rockies.

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

Expansion Program

We expect that our retail licensing program will continue to grow centered around our licensing program with John Morrell & Co. John Morrell & Co. brings superior sales and marketing resources to our brand through its national scale, broad distribution platform, strong retail relationships and research and development infrastructure capable of developing and introducing attractive new products. As a result of our partnership with John Morrell & Co., we expect Nathan’s Famous products to further penetrate the grocery, mass merchandising and club channels by expanding points of distribution in targeted, underpenetrated regions and through the development of new products. John Morrell & Co. expects to leverage this relationship with continued full-scale marketing efforts, both inside and outside of stores, highlighted by exciting customer events and brand representation and support at numerous Hot Dog Eating Contest Qualifying Events. Nathan’s through its relationship with John Morrell & Co. has been named the official hot dog of Major League Baseball for the 2017 and 2018 seasons. Additionally, John Morrell & Co. will continue its mobile marketing tour throughout 2018, whereby merchandising trucks will visit numerous supermarkets and community events throughout the country, and select Hot Dog Eating Contests to bring the Nathan’s / Coney Island experience to new markets, emphasizing our relationship with Major League Baseball.

We expect to continue the growth of our Branded Product Program through the addition of new points of sale. We believe that the flexible design of the Branded Product Program makes it well-suited for sales to all segments of the broad foodservice industry. We intend to keep targeting sales to a broad line of food distributors, which we believe complements our continuing focus on sales to various foodservice retailers. We continue to believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

We will seek to market our franchise restaurant program to large, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

We also expect to continue opening Nathan’s Famous franchised units individually and on a co-branded basis, expanding product distribution through various means such as branded products and retail licensing arrangements, developing master franchising programs in foreign countries and including our Arthur Treacher’s signature products both within our restaurant system and as a separate Branded Menu Program. We may selectively consider opening new Company-owned Nathan’s units on an opportunistic basis. We may consider new opportunities in both traditional and captive market settings.

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

Licensing Program

Pursuant to an Agreement expiring in March 2032, John Morrell & Co., a subsidiary of Smithfield Foods, Inc., has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The Agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties of at least $10 million in the first year of the term and which minimum guaranteed royalties increase annually throughout the term. Nathan’s earned royalties of approximately $19,445,000 in fiscal 2018 and $17,073,000 in fiscal 2017 representing 18.7% and 17.7% of total revenues, respectively. We believe our future operating results will continue to be substantially impacted by the terms and conditions of the agreement with John Morrell & Co., but there can be no assurance thereof (See Item 1A - “Risk Factors”). Since 2002, John Morrell & Co. has licensed from us the right to manufacture and sell branded hot dogs and sausages to selected foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,388,000 and $1,351,000 during the fiscal 2018 period and fiscal 2017 period, respectively.  The majority of these royalties were earned from one account.  As of March 25, 2018, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 43,000 supermarkets, mass merchandisers and club stores including Kroger, Publix, ShopRite, Walmart, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned from this agreement were approximately 90.5% of our fiscal 2018 period license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties. During fiscal 2018 and fiscal 2017, we earned $1,062,000 and $870,000, respectively, from this license. Through this agreement, we control the manufacture of all Nathan’s hot dogs.

During fiscal 2018, our licensee Lamb Weston, Inc., continued to produce and distribute Nathan’s Famous frozen French fries and onion rings for retail sale pursuant to a license agreement. These products were distributed within 37 states, primarily on the East Coast and in the South-West and West Coast during fiscal 2018. During fiscal 2018 and 2017, we earned royalties of $518,000 and $482,000, respectively, under this agreement. For the contract year ended in July 2017, we earned royalties of $128,000 in excess of the annual minimum. Lamb Weston, Inc. continues to seek to further expand its market penetration in the Eastern United States and in the Mid-West. Lamb Weston, Inc. exercised its third option to extend the license agreement through July 2023, pursuant to which the minimum royalties will increase 4% annually.

During fiscal 2018, we continued to license the right to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores. Royalties earned under this agreement were approximately $227,000 during fiscal 2018 and $231,000 during fiscal 2017.

We also have licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” or “Arthur Treacher’s” name for the manufacture and sale of various products including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned from all of these products were approximately $319,000 during fiscal 2018 and $311,000 during fiscal 2017.

We have a license agreement, which currently expires on December 31, 2019, with Inventure Foods, Inc. for the manufacture and sale of Nathan’s branded potato chips and other salty snack products. Royalties earned under this agreement were approximately $60,000 during fiscal 2018 and $50,000 during fiscal 2017.

Provisions and Supplies

Nathan’s World Famous Beef Hot Dogs are primarily manufactured by John Morrell & Co. for sale by our Branded Product Program, our restaurant system, and at retail. John Morrell & Co. and other hot dog manufacturers supply the hot dogs for our Company-operated and franchise-operated restaurants. All hot dogs are manufactured in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”). Saratoga Specialties produces Nathan’s proprietary spice formulations and we have, in the past, engaged Newly Weds Foods, Inc. as an alternative source of supply. Our frozen crinkle-cut French fries have been produced exclusively by Lamb Weston, Inc. McCain Foods USA is a secondary source of supply of our frozen French fries for our restaurant system. During fiscal 2018, McCain Foods USA provided approximately 18.5% of our frozen crinkle-cut French fries. Most other Company provisions are purchased from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high quality items at competitive prices.

We currently utilize a cooperative distribution system pursuant to an agreement with UniPro Foodservice, Inc., the Multi-Unit Group, which is comprised of institutional food and non-food distributors organized to procure, distribute and market food service and non-food merchandise for the distribution needs of our domestic restaurant system. Our former distribution agreement with US Foodservice, Inc. was due to expire on July 31, 2018. This new arrangement allows for more flexibility in expanding into new markets throughout the U.S., as well as proves to be more cost efficient for our current franchisees. The strategic distribution partners under this new agreement include: DiCarlo Distributors, Inc., Tapia Brothers Co., Cheney Brothers, Inc., Feesers, Inc., Lipari Foods, LLC and Chain Distribution Services LLC. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Vistar / PFG, McLane and DOT Foods.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, the Branded Menu Program, within supermarkets and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we have further penetrated the markets that we serve and have also entered new markets. We also derive further brand recognition from the Nathan’s Famous Hot Dog Eating Contests. In 2017, we hosted 19 regional contests at a variety of high profile locations such as New York New York Hotel and Casino, Las Vegas, NV, and Citi Field, Queens, NY, as well as within the cities of Boston, MA, Nashville, TN, San Antonio and Fort Worth, TX, St. Louis, MO, Charlotte, NC, Syracuse, NY, Norfolk, VA and Washington, DC. In 2018, we are again holding contests at the Great American Ballpark, Cincinnati, OH, Busch Stadium, St Louis, MO and Dutch Wonderland, Lancaster, PA and other cities across the U.S. Our first 2018 regional contest took place in Florida on March 31st. In total we will host 15 regional contests. These regional contests culminate on July 4th as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” We also have a women’s-only Hot Dog Eating Contest at Coney Island which includes the top finishing female competitor from each qualifying regional contest. The regional contests typically garner significant amounts of local publicity and the national championship contest that is held on July 4th generates significant brand exposure across major broadcast and cable networks nationally. The national championship contest has been aired nationally on ESPN since 2004.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further brand recognition. In addition to the branded signage opportunity, Nathan’s sells its Nathan’s World Famous Beef Hot Dog and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s Famous trade-dressed concession stands and as menu items that are served in suites and throughout seating areas. Nathans’ current sports sponsorships include:

●	Professional Baseball: Yankee Stadium – New York Yankees, Citi Field – New York Mets; Marlins Park – Miami Marlins; Nationals Park – Washington Nationals; Coors Field – Colorado Rockies; and

●	Professional Basketball and Hockey: The Barclays Center – Brooklyn Nets and NY Islanders; the Nassau Veteran’s Memorial Coliseum; and

●	Professional Football: AT&T Stadium – Dallas Cowboys.

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

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.0% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund must be expended on local programs approved by us as to form, content and method of dissemination. Certain franchisees, including those operating pursuant to our Branded Menu Program were not obligated to contribute to the advertising fund during fiscal 2018. Vendors that supply products to the Company and our restaurant system also contribute to the advertising fund based upon purchases made by our franchisees and at Company-owned restaurants.

Throughout fiscal 2018, Nathan’s primary restaurant marketing emphasis focused on local store marketing campaigns featuring a value-oriented strategy supplemented with promotional “Limited Time Offers.” We anticipate that near-term marketing efforts for Nathan’s will continue to emphasize local store marketing activities.

Nathan’s marketing efforts include the use of free-standing inserts with coupons in Sunday newspapers. During fiscal 2018 and fiscal 2017, our marketing activities continued with the use of free-standing inserts and use of a localized newsprint campaigns. These newsprint campaigns typically reach more than eight million homes per insertion in the area surrounding approximately 100 Nathan’s company-owned and franchised restaurants. These programs usually feature discounted offers that are designed to attract customers to our restaurants. We monitor the results of these campaigns and have committed to additional campaigns in fiscal 2019.

We continue to market to and broaden Nathan’s brand exposure with the younger generation. The goal is to increase brand awareness and seek to make the brand relevant with younger customers via social media platforms.

The objective of our Branded Product Program has historically been to seek to provide our foodservice operator customers with value-added, high quality products supported with meaningful point of sale materials and other forms of operational support.

During fiscal 2018, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national industry trade shows, and regional, local distributor trade events. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests. Most of the sales of new restaurant franchises to franchisees are achieved through the direct effort of Company personnel. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During the fiscal year ending March 31, 2019 (“fiscal 2019”), we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We are currently continuing the process of upgrading our social media platforms by enhancing our corporate website and Facebook page and expanding the use of Twitter.

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

Employees

At March 25, 2018, we had 205 employees, 43 of whom were corporate management and administrative employees, 25 of whom were restaurant managers and 137 of whom were hourly full-time and part-time foodservice employees. We generally employ approximately 300-400 seasonal employees during the summer months. Foodservice employees at three Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2020. Employees at a fourth location are represented by the same union pursuant to a different agreement that expires November 30, 2019. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 44 years.

We provide a training program for managers and assistant managers of our Company-owned and new franchised restaurants. Hourly food workers are trained on site by managers and crew trainers following Company practices and procedures outlined in our operating manuals.

Trademarks

We hold trademark and/or service mark registrations for NATHAN’S, NATHAN’S FAMOUS, NATHAN’S FAMOUS and design, NATHAN’S and Coney Island design, SINCE 1916 NATHAN’S FAMOUS and design, THE ORIGINAL SINCE 1916 NATHAN’S FAMOUS and design, SINCE 1916 NATHAN’S FAMOUS THIS IS THE ORIGINAL, THE ORIGINAL NATHAN’S FAMOUS, THE ORIGINAL NATHANS FAMOUS 100TH ANNIVERSARY and design in color, and NATHAN’S FAMOUS EXPRESS within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in 80 international jurisdictions, including Canada and China. We also hold various related marks, FRANKSTERS, FROM A HOT DOG TO AN INTERNATIONAL HABIT, MORE THAN JUST THE BEST HOT DOG! and design, and Mr. Frankie design, for restaurant services and some food items.

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

Our retail licensing program for the sale of packaged foods within supermarkets competes primarily on the basis of reputation, flavor, quality and price. In most cases, we compete against other nationally-recognized brands that may have significantly greater resources than those at our disposal.

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

               We earned license royalties from John Morrell of approximately $19,445,000 in fiscal 2018 and approximately $17,073,000 in fiscal 2017 representing 18.7% and 17.7% of total revenues, respectively. As a result of our agreement with John Morrell, we expect that most of our license revenues will be earned from John Morrell for the foreseeable future. In addition, the increase in our adjusted EBITDA from $28.3 million in fiscal 2017 to $29.1 million in fiscal 2018 was primarily the result of an increase in license royalties earned from John Morrell. While our agreement with John Morrell expires in 2032, John Morrell’s BPP business is weighted towards one high volume user who has not sold product pursuant to a formal agreement. Accordingly, in the event that (i) John Morrell or its customers experience financial difficulties, (ii) there is a disruption or termination of the John Morrell Agreement or (iii) there is a significant decrease in our revenue from John Morrell, it would have a material adverse effect on our business, results of operations and financial condition.

A significant amount of our Branded Product Program (“BPP”) revenue is from a small number of BPP accounts. The loss of any one or more of those BPP accounts could harm our profitability and operating results.

For the fiscal 2018 period, approximately 79% of our BPP business is from seven accounts, including one account representing approximately 32% of the BPP business, with which we have relatively short-term contracts. In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations and financial condition.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors beyond our control. For several years prior to June 2015, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased. Since June 2015, beef prices have significantly declined. Accordingly, the market price of hot dogs during the fiscal 2016 period was approximately 7.1% lower than the period ended March 27, 2015 and was approximately 17.1% lower during the fiscal 2017 period than the fiscal 2016 period. The market price for hot dogs during our fiscal 2018 period was approximately 6.9% higher than the fiscal 2017 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2019. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. If the price of beef or other food products that we use in our operations significantly increases, particularly in the BPP, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease and such decrease in operating margins could have a material adverse effect on our business, results of operations or financial condition.

John Morrell currently has three manufacturing facilities producing different Nathan’s products and a long-term significant interruption of a primary facility could potentially disrupt our operations.

John Morrell currently has three manufacturing facilities producing different Nathan’s products. A temporary closure of any of the three plants could potentially cause a temporary disruption to our source of supply, potentially causing some or all of certain shipments to customers to be delayed. A longer-term significant interruption at any of these production facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis while John Morrell determines how to make up for any lost production capabilities, during which time we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect our business, results of operations and financial condition. Furthermore, a supply disruption or other events such as the discovery in May 2017 that a limited number of packages of Nathan’s hot dogs had visible metal flakes between the hot dogs and the packaging film might affect our brand in the eyes of consumers and the retail trade, which damage might negatively impact our overall business in general, which could result in a material adverse effect on our business, results of operations or financial condition.

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

A significant portion of our earnings has come from royalties paid by our product licensees such as John Morrell & Co., Saratoga Food Specialties, Inc., a wholly-owned subsidiary of John Morrell & Co., Lamb Weston, Inc., and Perfection Foods. Although our agreements with these licensees contain numerous controls and safeguards, and we monitor the operations of our product licensees, our licensees are independent contractors, and their employees are not our employees. Accordingly, we cannot necessarily control the performance of our licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture our products for retail distribution and our foodservice businesses, timely delivery of the licensed products, market the licensed products and assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming in the quality, quantity and/or timely delivery of a licensed product is likely to be attributed by consumers to an entire brand’s reputation, potentially adversely affecting our business, results of operations and financial condition. In addition, a licensee’s failure to effectively market the licensed products may result in decreased sales, which would adversely affect our business, results of operations and financial condition. Also, to the extent that the terms and conditions of any of these license agreements change or we change any of our product licensees, our business, results of operations and financial condition could be materially affected.

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

Recent changes to minimum wage rates have increased our labor costs.

We must comply with the Fair Labor Standards Act and various federal and state laws governing minimum wages.  Increases in the minimum wage and labor regulations have increased our labor costs.  New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide which over a period of time will increase the minimum wage to $15.00 per hour. The first increase from this law took effect beginning December 31, 2015 and will be fully phased in by December 31, 2018 in New York City, where we operate three Company-owned restaurants and by December 31, 2021 throughout the rest of New York State which impacts the labor costs at our two remaining Company-owned restaurants and our franchised restaurants that operate in New York State. The impact of the New York minimum wage increases on our business amounted to a 12.3% average salary increase in 2016 and approximately an 11.0% average salary increase in 2017 for our employees that were affected.  We also expect that the increases that took effect on December 31, 2017 will increase the hourly wage by 11.4% for the employees that are affected in 2018. In addition, the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Additionally, as a result, we anticipate that our labor costs will continue to increase.  If we are unable to pass on these higher costs through price increases, our margins and profitability as well as the profitability and margins of our franchisees will be adversely impacted which could have a material adverse effect on our business, results of operations or financial condition. Our business could be further negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of existing franchised restaurants.

Increases in labor costs due to new regulations or labor shortages could slow our growth or harm our business.

In addition to minimum wage increases, in the past several years, state and local governments have enacted legislation which had increased labor costs. For instance, effective November 27, 2017, the City of New York enacted Fair Work Week Legislation. A key component of this legislation is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per scheduling change, depending on the situation. Due to Nathan’s dependency on weather conditions at our two Coney Island locations during the summer, we are unable to determine the potential impact on our results of operations, which could be material. We have estimated that the daily penalty could amount to as much as $10,000 per day during the height of the summer season for these two restaurants. Continued increases in our labor costs as a result of this or other new legislation could have a material adverse effect on our business, financial condition and results of operations.

Moreover, our success depends in part upon our ability and the ability of our franchisees to continue to attract, motivate and retain regional, operational and restaurant general managers with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we or our franchisees are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to achieve sustained high service levels, our business and our growth could be adversely affected. Competition for these employees could require the payment of higher wages that could result in higher labor costs.

Changes in the U.S. healthcare system could increase our cost of doing business.

In March 2010, the federal government passed new legislation to reform the U.S. health care system. As part of the plan, employers are expected to provide their employees with minimum levels of healthcare coverage or incur certain financial penalties. Our workforce includes numerous part-time workers, which may increase our health care costs and expose us to certain excise taxes, in the event that healthcare is offered to less than 95% of our full-time employees, as defined by the legislation. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Continued increases in health care costs could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins. Increased health care costs could have a material adverse effect on our business, financial condition and results of operations.

Changes in economic, market and other conditions could adversely affect us and our franchisees, and thereby our operating results.

The quick-service restaurant business is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, higher costs for each of food, labor, benefits and utilities, the availability and cost of suitable sites, fluctuating insurance rates, state and local regulations and licensing requirements, legal claims, and the availability of an adequate number of qualified management and hourly employees also affect restaurant operations and administrative expenses. Our ability and our franchisees’ ability to finance new restaurant development, to make improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds.

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

Events reported in the media, or incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to our brand’s reputation and affect sales and profitability. Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick-service restaurant business and could in the future affect our business as well. Our brand’s reputation is an important asset to the business; as a result, anything that damages our brand’s reputation could immediately and severely hurt system-wide sales and, accordingly, revenue and profits. If customers become ill from food-borne illnesses or food tampering, we could also be forced to temporarily close some, or all, restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect system sales on a local, regional or system-wide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of our Company-owned restaurants or our franchisees’ restaurants, could materially harm our business, results of operations and financial condition.

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

There has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that allow individuals to access a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our business and products may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms could also be used for dissemination of trade secret information, compromising valuable Company assets. In sum, the dissemination of information online, regardless of its accuracy, could harm our business, financial condition, results of operations and prospects.

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

As of March 25, 2018, we and our franchisees (including units operated pursuant to our BMP) operated Nathan’s restaurants in 20 states and 12 foreign countries. As of March 25, 2018, the highest concentration of operating units was in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our results of operations in the future.

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

Cyberattacks and breaches could cause operational disruptions, fraud or theft of sensitive information.

Aspects of our operations are reliant upon internet-based activities, such as ordering supplies and back-office functions such as accounting and transaction processing, making payments and accepting credit card  payments in our restaurants , processing payroll and other administrative functions, etc.  For instance, if we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired.  In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

We also use third-party vendors.  While we select third-party vendors carefully, we do not control their actions.  Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyberattacks and security breaches at a vendor could adversely affect our ability to deliver products and services to conduct our business.

Although we have taken measures to protect our technology systems and infrastructure, including continuously working to install new, and upgrade our existing information technology systems and provide employee training around phishing, malware and other cyber risks, there can be no assurance that we will be successful and fully protected  against cyber risks and security breaches.  A security breach could result in operational disruptions, theft or fraud, or exposure of sensitive information to unauthorized parties. Such events could result in additional costs related to operational inefficiencies, or damages, claims or fines.

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

On July 29, 2014, the General Counsel of the National Labor Relations Board (NLRB) issued a statement announcing that McDonald’s USA LLC might be charged with being jointly liable for labor and wage violations by its franchisees. Subsequently on December 19, 2014, the General Counsel issued complaints alleging that McDonald’s USA LLC was a “joint employer” with its franchisees at certain franchised locations, under certain fact patterns. McDonald’s USA LLC and its franchisees are currently in administrative litigation with the NLRB. However, in March 2018, the NLRB announced a proposed settlement of that complaint. If the parties do not ultimately settle and the NLRB’s general counsel were to prevail in the administrative proceedings (as well as in related appeals in federal courts that will ensue), against McDonald’s USA LLC, then depending upon the facts charged in that case, the “joint employment” principle may be extended more broadly to franchisors other than McDonald’s, USA LLC (such as Nathan’s). If that took place, then we also might be held partly liable in cases of alleged overtime, wage, or union-organizing violations by our franchisees. Similar to the NLRB’s action, there have been private lawsuits in which parties have alleged that a franchisor and its franchisee “jointly employ” the franchisee’s staff, that the franchisor is responsible for the franchisees’ staff (under theories of apparent agency, ostensible agency, or actual agency), or otherwise. Among other things, a determination that Nathan's and its franchisees are joint employers of one or more franchisees’ staff may make it easier to organize our franchisees’ staff into unions, provide the staff and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a Nathan’s franchised restaurant. A decrease in profitability or the closing of a significant number of franchised restaurants could significantly impact our business (as well as our franchisees’ businesses), and we may also be significantly impacted if the NLRB or a private party successfully brought an action against our company alleging that we are a “joint employer” of our franchisees’ staffs.

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

The PPACA further permits the United States Food and Drug Administration (the “FDA”) to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans fat content. The FDA nutritional labeling rules require establishments to post calorie counts on all menu items, calorie boards and drive-thru displays throughout the United States. Businesses affected by the new regulations had one year to comply. Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming.

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

While we recently approved a quarterly dividend policy, there can be no assurance as to the declaration of future dividends or the amount of such dividend.

We paid our shareholders a special $25.00 per share dividend in 2015 and a special $5.00 per share dividend in January 2018. On May 31, 2018, Nathans’ Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. The initial $0.25 per share dividend was declared on June 8, 2018 and will be paid on Friday June 22, 2018 to shareholders of record at the close of business on June 18, 2018.  Our declaration and payment of future cash dividends  are subject to the final determination  by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 170 of the Delaware General  Business Corporation Law, (ii) the dividend complies with the terms of the Indenture, and (iii) the payment of dividends remains in our best interests, which determination will be based on a number of factors, including the impact of changing laws and regulations, economic conditions, our results of operations and/or financial condition, capital resources, the ability to satisfy financial covenants and other factors considered relevant by the Board of Directors. There can be no assurance our Board of Directors will approve the payment of cash dividends in the future or the amount of a cash dividend. Any discontinuance of the payment of a dividend or changes to the amount of a dividend compared to prior dividends could cause our stock price to decline.

The Tax Cuts and Jobs Act of 2017 may increase the after-tax cost of our outstanding indebtedness.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) limits our interest expense deduction on our Notes to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, beginning in 2018, a portion of our interest expense in future years may not be deductible, which may increase the after tax cost of any new debt financings as well as the refinancing of our existing debt. We are currently analyzing the impact of the nondeductible interest on our operations and capital structure.

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

Our net income and cash results could be impacted by the closing of the sale of our Company-owned restaurant, including the real estate, in Bay Ridge, Brooklyn, New York.

We have entered into an Agreement of Sale to sell our Company-owned restaurant, including the real estate, in Bay Ridge, Brooklyn, New York.  We have received an aggregate of $1.2 million deposit in connection with entering into the Agreement of Sale and an amendment thereto and proceeds for the sale are estimated to be $12.25 million. Such consideration would contribute significantly to our net income for the period in which the closing occurs as well our cash.  While the Agreement of Sale, as amended, contemplates a closing in the second quarter of fiscal 2019, the Agreement of Sale initially contemplated a closing in the first quarter of fiscal 2019 and there can be no assurance that the closing of the Agreement of Sale will occur in the second quarter of fiscal 2019 or at all.  If the Agreement of Sale does not close, we will not receive the expected increase to our net income and cash.

Risks Related to the Notes

We have a substantial amount of indebtedness.

We have significant indebtedness and debt service obligations. As of March 25, 2018, we had total outstanding indebtedness of $150 million which is due in 2025. In addition, subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Notes and our other debt.

As of March 25, 2018, we had $150.0 million of indebtedness under the Notes. Our substantial indebtedness could have important consequences to you. For example, it could:

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

We may be able to incur substantial additional indebtedness, including additional Notes and other secured indebtedness, in the future. Although the indenture governing the Notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we face would intensify and we may not be able to meet all our debt obligations, including the repayment of the Notes. In addition, the indenture governing the Notes does not prevent us from incurring obligations that do not constitute indebtedness under the indenture.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. As such, we may not be able to generate sufficient cash to service the Notes or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make payments on the Notes, to fund planned capital expenditures and to maintain sufficient working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

The indenture governing the Notes imposes, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to:

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

Changes in respect of the debt ratings of our Notes may materially and adversely affect the availability, the cost and the terms and conditions of our debt.

Our Notes have been publicly rated by Moody’s Investors Service, Inc., or Moody’s, and Standard & Poor’s Rating Services, or S&P, independent rating agencies. In addition, future debt instruments may be publicly rated. These debt ratings may affect our ability to raise debt. Any future downgrading of the Notes or our other debt by Moody’s or S&P may affect the cost and terms and conditions of our financings and could adversely affect the value and trading of the Notes.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices consist of approximately 9,300 square feet of leased space in Jericho, NY. The lease commenced on January 1, 2010, has a ten (10) year term, with a five (5) year renewal right. We also own a regional office building consisting of approximately 9,500 square feet in Fort Lauderdale, Florida. We currently own one restaurant property consisting of a 2,650 square foot Nathan’s restaurant at 86th Street in Brooklyn, NY, located on a 25,000 square foot lot. We have entered into an agreement to sell this restaurant, including the real estate, in July 2018, which we expect to continue operating through September 2018, before it ceases operations.

At March 25, 2018, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk	Brooklyn, NY	November 2019 (a)	3,800
Long Beach Road	Oceanside, NY	April 2030	4,100
Central Park Avenue	Yonkers, NY	December 2023	3,500

(a)	Seasonal satellite location.

(b)	At March 25, 2018, in addition to the leases listed above, we were the sub-lessor of one property to a franchisee located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,592,000 in fiscal 2018.

Item 3.	Legal Proceedings.

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

Common Stock Prices

Our common stock is quoted on the NASDAQ Global Market (“Nasdaq”) under the symbol “NATH.” The following table sets forth the high and low closing sales prices per share for the periods indicated:

	High	Low
Fiscal year ended March 25, 2018
First quarter	$71.80	$61.30
Second quarter	71.40	54.95
Third quarter	100.05	72.00
Fourth quarter	78.60	61.15

Fiscal year ended March 26, 2017
First quarter	$46.86	$40.85
Second quarter	51.37	42.08
Third quarter	65.00	48.00
Fourth quarter	66.10	57.80

At June 5, 2018, the closing price per share for our common stock, as reported by Nasdaq, was $87.95.

Performance Graph

The graph below represents the Company’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Restaurant Index. The graph tracks the performance of a $100 investment in our common stock and in each of our indexes (with the reinvestment of all dividends).

Dividend Policy

Historically, Nathan’s has not paid or declared any regular dividends on our common stock since our initial public offering in 1993. However, we have paid two Special Dividends, a $5.00 per share Special Dividend in January 2018 and a $25.00 per share Special Dividend in March 2015.  On May 31, 2018, Nathans’ Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. The initial $0.25 per share dividend was declared on June 8, 2018 and will be paid on June 22, 2018 to shareholders of record at the close of business on June 18, 2018. Our ability to pay future dividends is limited by the terms of the indenture with US Bank National Association, as trustee and collateral trustee. It has been the Board of Directors’ policy to return capital to our shareholders primarily through the purchase of stock pursuant to our stock buyback programs. In addition to the terms of the indenture, the payment of any cash dividends in the future will be dependent upon our earnings and financial requirements and there can be no assurance that we will declare and pay any dividends subsequent to the June 22, 2018 dividend.

Shareholders

As of June 5, 2018, we had approximately 446 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the fiscal year ended March 25, 2018.

Since the commencement of the Company’s stock buyback program in September 2001 through March 25, 2018, Nathan’s has purchased a total of 5,127,373 shares of common stock at a cost of approximately $77,303,000 under all of its stock repurchase programs and two modified Dutch Auction tender offers.

On March 11, 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase by the Company of up to 1,200,000 shares of common stock. As of March 25, 2018, Nathan’s had repurchased 939,742 shares at a cost of $29,640,676 under the sixth stock repurchase plan. At March 25, 2018, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Item 6.	Selected Financial Data.

	Fiscal years ended (1)
	March 25, 2018	March 26, 2017	March 27, 2016	March 29, 2015	March 30, 2014
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales (2)	$76,708	$70,820	$75,590	$75,057	$65,106
License royalties	23,020	20,368	19,815	18,011	8,513
Franchise fees and royalties	4,473	5,068	5,044	5,581	5,718
Total revenues	104,201	96,256	100,449	98,649	79,337

Costs and Expenses:
Cost of sales	58,752	51,634	57,557	61,488	52,657
Restaurant operating expenses	3,506	3,386	3,557	3,747	3,142
Depreciation and amortization	1,352	1,297	1,255	1,253	1,157
General and administrative expenses	13,491	13,659	13,117	12,203	11,460
Total costs and expenses	77,101	69,976	75,486	78,691	68,416

Income from operations	27,100	26,280	24,963	19,958	10,921

Interest expense	(13,591)	(14,665)	(14,630)	(816)	(135)
Loss on debt extinguishment (Note L)	(8,872)	-	-	-	-
Impairment charge long-lived assets	(790)	-	-	-	-
Interest and other income, net	265	189	151	263	401
Impairment charge long-term investment	-	-	(100)	-	(400)
Insurance gain	-	-	-	-	2,774
Income before provision for income taxes	4,112	11,804	10,384	19,405	13,561
Provision for income taxes	1,482	4,319	4,288	7,702	5,234
Net income (2)	$2,630	$7,485	$6,096	$11,703	$8,327

Income per share:
Basic (2)	$0.63	$1.79	$1.38	$2.61	$1.87
Diluted (2)	$0.62	$1.78	$1.37	$2.55	$1.81

Dividends paid per share	$5.00	$-	$-	$25.00	$-
Dividends paid	$20,948	$-	$-	$116,110	$-

Weighted average shares used in computing net income per share
Basic	4,181	4,172	4,430	4,486	4,450
Diluted	4,221	4,206	4,463	4,588	4,605

Balance Sheet Data at End of Fiscal Year:
Working capital	$53,702	$56,763	$49,779	$61,328	$35,378
Total assets	$80,091	$78,125	$71,549	$84,389	$56,135
Long-term debt, net (3)	$144,758	$131,475	$130,266	$129,140	$-
Stockholders’ (deficit) equity	$(84,568)	$(66,491)	$(72,336)	$(59,908)	$43,897

Supplemental Non-GAAP information (4):

EBITDA (5)	$19,055	$27,766	$26,269	$21,474	$14,853
Adjusted EBITDA (6)	$29,115	$28,348	$27,155	$22,497	$13,350

Selected Restaurant Operating Data:
Company-owned restaurant sales (2)(3)	$14,085	$14,646	$16,222	$15,412	$12,816

Number of Units Open at End of Fiscal Year:
Company-owned restaurants	5	5	5	5	5
Franchised	276	279	259	296	324

Notes to Selected Financial Data

(1)

Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year. The fiscal years ended March 25, 2018, March 26, 2017, March 27, 2016, March 29, 2015 and March 30, 2014 were each on the basis of a 52-week reporting period.

(2)

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

(3)

Represents $150.0 million outstanding debt net of unamortized debt issuance costs of $5,242 at March 25, 2018 and $135.0 million outstanding debt net of unamortized debt issuance costs of $3,525, $4,734 and $5,860 at March 26, 2017, March 27, 2016 and March 29, 2015, respectively.

(4)

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

(5)	EBITDA represents net income adjusted for the reversal of (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense.

(6)

Adjusted EBITDA represents EBITDA adjusted for the reversal of (i) share-based compensation; (ii) amortization of bond premium on available-for-sale investments; (iii) insurance gain in fiscal 2014, (iv) loss on debt extinguishment, and (v) impairment charges on long-lived assets in fiscal 2018 and long-term investment in fiscal 2016 and 2014.

Reconciliation of GAAP and Non-GAAP Measures

The following is provided to supplement certain Non-GAAP financial measures discussed in the Selected Financial Data presented above.

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA excluding (i) loss on debt extinguishment, (ii) impairment charge on long-lived assets, (iii) share-based compensation; (iv) amortization of bond premium on the Company’s available-for sale investments; (v) insurance gain and (vi) impairment charge on long-term investment that the Company believes will impact the comparability of its results of operations.

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

	Fiscal Year (1)
(In thousands)	2018	2017	2016	2015	2014

Net income	2,630	7,485	6,096	11,703	8,327
Interest expense	13,591	14,665	14,630	816	135
Income taxes	1,482	4,319	4,288	7,702	5,234
Depreciation & amortization	1,352	1,297	1,255	1,253	1,157
EBITDA	19,055	27,766	26,269	21,474	14,853

Loss on debt extinguishment	8,872	-	-	-	-
Impairment charge long-lived assets	790	-	-	-	-
Share-based compensation	398	582	722	859	721
Impairment charge long-term investment	-	-	100	-	400
Amortization of bond premium	-	-	64	164	150
Insurance gain	-	-	-	-	(2,774)
ADJUSTED EBITDA	29,115	28,348	27,155	22,497	13,350

(1) Our fiscal year ends on the last Sunday in March which results in a 52- 53-week year. The fiscal years ended March 25, 2018, March 26, 2017, March 27, 2016, March 29, 2015 and March 30, 2014 consisted of 52 weeks.

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

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, restaurant operations consisting of Company-owned restaurants and franchising the Nathan’s restaurant concept (including under the Branded Menu Program) and product licensing agreements for the sale of Nathan’s products within supermarkets and club stores, the manufacture of certain proprietary spices and the sale of Nathan’s products directly to other foodservice operators. For further information, please see Note K – Segment Information in the accompanying financial statements.

The following summary reflects the franchise openings and closings of the Nathan’s franchise system for the fiscal years ended March 25, 2018, March 26, 2017, March 27, 2016, March 29, 2015, and March 30, 2014.

	March 25, 2018	March 26, 2017	March 27, 2016	March 29, 2015	March 30, 2014
Franchised restaurants operating at the beginning of the period	279	259	296	324	303
Franchised restaurants opened during the period	40	53	56	36	56
Franchised restaurants closed during the period	(43)	(33)	(93)	(64)	(35)
Franchised restaurants operating at the end of the period	276	279	259	296	324

At March 25, 2018, our franchise system consisted of 276 Nathan’s franchised units located in 20 states, and 12 foreign countries. We also operate five Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

As described in Risk Factors and other sections in this Annual Report on Form 10-K for the year ended March 25, 2018, our future results could be impacted by many developments. In March 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc. became Nathan’s exclusive licensee to manufacture and sell hot dogs, sausage and corned beef at retail. Our future operating results are substantially dependent on our agreement with John Morrell & Co. There are also certain risks associated with engaging John Morrell & Co. as exclusive licensee including whether (i) we can maintain or improve the quality and consistency of our products that is expected by our customers, and (ii) John Morrell & Co. will have a sufficient supply of products available for our customers on a timely basis, as well as the risks described under “Risk Factors - - Our licensing revenue is substantially dependent on our agreement with John Morrell & Co. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.”

Our future operating results could be impacted by supply constraints on beef prices and/or increases in beef prices.

On November 1, 2017, the Company completed the issuance of $150.0 million of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued pursuant to an indenture, dated November 1, 2017, (the “Indenture”) by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and collateral trustee. The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the indenture relating to the 2020 Notes (as hereinafter defined) and redeem the 2020 Notes (the "Redemption"), paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record (see Note M.1 of the Notes to Consolidated Financial Statements), with the remaining net proceeds for general corporate purposes, including working capital. The Company also funded the majority of the special dividend through its existing cash. The Redemption occurred on November 16, 2017. The Company performed the required evaluation of the refinancing and determined that a portion of the Redemption of the 2020 Notes is accounted for as a modification of the debt and a portion as an extinguishment of the debt. In connection with the Redemption, the Company recorded a loss on early extinguishment of debt of $8,872,000 that primarily reflects a portion of the premium paid to redeem the 2020 Notes and the write-off of certain debt issuance costs.

On March 10, 2015, the Company completed the issuance of $135.0 million of 10.000% Senior Secured Notes due 2020 (“the 2020 Notes”) in a Rule 144A transaction. The 2020 Notes were issued pursuant to an indenture, dated March 10, 2015, by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, a national banking association, as trustee and collateral trustee. Debt issuance costs of approximately $5,985,000 were incurred, which were being amortized into interest expense over the remaining 5-year term of the 2020 Notes, or until redeemed.

Our future results could also be impacted by our interest obligations under the 2025 Notes. As a result of the issuance of the 2025 Notes, Nathan’s expects to incur interest expense of $9,937,500 per annum and annual amortization of debt issuance costs of approximately $690,000. The Indenture governing the Notes imposes operating and other restrictions on us.

During the fiscal year ended March 25, 2018, we paid interest of $6,750,000 on September 15, 2017 for the 2020 Notes and paid interest of $2,287,500 in connection with the satisfaction of the 2020 Notes.

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

Beginning in the first quarter Fiscal 2019, Nathan’s will adopt ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which changes the way in which franchise fees are recognized. ASC 606 requires franchise and development fees to be earned ratably over the term of the agreement. (See “New Accounting Pronouncements Not Yet Adopted” and Note B.21 of the Notes to Consolidated Financial Statements for further discussion on the impact on Nathan’s.)

Franchise and area development fees, which are typically received prior to completion of the revenue recognition process, are recorded as deferred revenue. Initial franchise fees, which are non-refundable, have historically been recognized as income when substantially all services to be performed by Nathan’s and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the franchised restaurant commences operations. The following services are typically provided by Nathan’s prior to the opening of a franchised restaurant:

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

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and has historically been recognized, with an appropriate provision for estimated uncollectible amounts, when all material services or conditions to the sale have been substantially performed by the franchisor. If substantial obligations under the development agreement are not dependent on the number of individual franchise locations to be opened, substantial performance shall be determined using the same criteria applicable to an individual franchise, which is generally the opening of the first location pursuant to the development agreement. If substantial performance was dependent on the number of locations, then the development fee is deferred and was recognized ratably over the term of the agreement, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled.

Nathan’s recognizes franchise royalties on a monthly basis which are generally based upon a percentage of sales made by Nathan’s franchisees, when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee, or until collectability is deemed to be reasonably assured.

Nathan’s recognizes royalty revenue from its Branded Menu Program either upon its sale of hot dogs or royalty income when it has been determined that other qualifying products have been sold by the manufacturer to Nathan’s Branded Menu Program franchisees or based upon product purchased by these franchisees.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets are deemed to have indefinite lives, and accordingly, are not amortized, but are evaluated annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Each reporting period, management reviews the carrying value of its investments based upon the financial information provided by the investment’s management and considers whether indicators of an other-than-temporary impairment exists.  If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other-than-temporary impairment in value has occurred.  We are required to recognize an impairment on the investment if such impairment is considered to be other-than temporary.

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset.  If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset.  The Company generally measures fair value by considering discounted estimated future cash flows from such asset. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations.  At March 25, 2018, we performed our annual impairment evaluation and recorded an impairment charge of $790,000 to write down the value of the long-lived assets at one of our restaurants.  No long-lived assets were deemed impaired during the fiscal years ended March 26, 2017 and March 27, 2016.

Impairment of Long-Term Investment

We make judgments regarding the future realizability of this investment based upon the financial information provided to us by the investment’s management. We typically rely on management’s assumptions, of future revenues and cash flows based upon the annual business plans presented. If these assumptions differ significantly from actual results, we consider whether indicators of impairment exist. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other than temporary impairment in value has occurred. We have annually performed our evaluation of whether indicators of impairment existed, and determined that an other-than-temporary impairment has occurred and recorded impairment charges of $100,000 and $400,000 on this investment during the fifty-two week periods ended March 27, 2016 and March 30, 2014, respectively. We have not recognized any further impairment on our long-term investments during the fifty-two week period ended March 25, 2018.

Stock-Based Compensation

As discussed in Note M.2 of the Notes to Consolidated Financial Statements, we have one active share-based compensation plan that provides stock options and restricted stock awards for certain employees and non-employee directors to acquire shares of our common stock. We consider the following factors in determining the value of stock-based compensation:

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a new accounting standard ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, that attempts to establish a uniform basis for recording revenue to virtually all industries’ financial statements. The revenue standard’s core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. Additionally, the new guidance requires enhanced disclosure to help financial statement users better understand the nature, amount, timing and uncertainty of the revenue recorded.

Public companies were originally expected to apply the new standard for annual periods beginning after December 15, 2016. However, the FASB agreed to delay the standard’s effective date to annual reporting periods beginning after December 15, 2017. The Company will adopt the standard commencing our first quarter (June 2018) of our fiscal year ending March 31, 2019.

There are two basic transition methods that are available – full retrospective, or modified retrospective transition methods. We will adopt the standards using the modified retrospective approach.

The Company has determined that this standard will not impact the recognition of revenue for its Company-owned restaurants, the revenues from its Branded Product Program or its recognition of royalties from its franchised restaurants or retail licenses, which are based on a percentage of sales.

The new standard will change how the Company records initial restaurant fees from franchisees, renewal fees and international development fees. Through March 25, 2018, we recognized these fees in full when the related services have been provided, which was when a store opened or when renewal options become effective. We also recorded international development fees, net of direct expenses, upon the completion of all of Nathan’s obligations, typically upon the opening of the first unit in the respective country.

The standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation would then be recognized as the performance obligations are satisfied. The services we provide related to upfront fees we receive from franchisees do not contain separate and distinct performance obligations from the franchise right and as of March 26, 2018, initial restaurant fees, renewal fees and international development fees shall be recognized over the term of the respective agreement.

Upon adoption, we expect to record deferred revenue for the unamortized portion of fees received on behalf of the then operating franchise agreements of $2,735,000, net deferred tax assets of $731,000 and a cumulative effect adjustment to increase accumulated deficit by approximately $2,004,000 on our Consolidated Balance Sheet.

The adoption of the new guidance will also change the reporting of advertising fund contributions from franchisees and the related advertising fund expenditures, which are not currently included in the Consolidated Statements of Earnings, but are reported on the Consolidated Balance Sheet. The new guidance requires these advertising fund contributions and expenditures to be reported on a gross basis in the Consolidated Statements of Earnings, which will impact our total revenues and expenses although we do not expect a material impact on net income as the fund is managed such that revenues and expenses are generally offsetting over the year. If the new guidance had been in effect during fiscal 2018, consolidated revenues would have increased by approximately $2,500,000.

We are finalizing the impact of the standards on our disclosures of the Company’s revenues. Further, we are currently implementing internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

In February 2016, the FASB issued a new accounting standard on leases.  The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases.  The lease liability will be measured at the present value of the lease payments over the lease term.  The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g. commissions).  The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods.  This standard is required to take effect in Nathan’s first quarter (June 2019) of our fiscal year ending March 29, 2020.  The adoption currently requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented.  In March 2018, the FASB has tentatively approved an exposure draft which provides an alternative transition method of adoption that permits the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. The Company is currently evaluating the transition methods of the standard to determine the impact of the adoption on its consolidated financial statements but expects that the standard will result in a significant increase to its other assets and other liabilities.

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

The amendment is effective prospectively for public business entities for annual reporting periods beginning after December 15, 2017. This standard is required to take effect in Nathan’s first quarter ending (June 2018) of our fiscal year ending March 31, 2019. The Company does not expect this new accounting standard will have a material effect on the Company’s results of operations, cash flows or financial position. Early adoption is permitted when certain criteria are met.

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

Results of Operations

Fiscal year ended March 25, 2018 compared to fiscal year ended March 26, 2017

Revenues

Total sales were $76,708,000 for the fifty-two weeks ended March 25, 2018 (“fiscal 2018 period”) as compared to $70,820,000 for the fifty-two weeks ended March 26, 2017 (“fiscal 2017 period”). Foodservice sales from the Branded Product Program were $62,623,000 for the fiscal 2018 period as compared to sales of $55,960,000 in the fiscal 2017 period. During the fiscal 2018 period, the volume of business increased by approximately 9.4%. As result of our pricing strategy, which is more closely correlated to the cost of beef which increased by approximately 7.2%, our average selling prices were higher by approximately 1.8% during the fiscal 2018 period as compared to the fiscal 2017 period. Total Company-owned restaurant sales were $14,085,000 during the fiscal 2018 period compared to $14,646,000 during the fiscal 2017 period due primarily to lower sales at our Coney Island location. Sales at our Company-owned restaurants were unfavorably affected during the fiscal 2018 period due primarily to unfavorable summer weather conditions. Direct retail sales also decreased $214,000 during the fiscal 2018 period as compared to the fiscal 2017 period as we transitioned this business into our Branded Product Program during the second quarter of fiscal 2017.

License royalties were $23,020,000 in the fiscal 2018 period as compared to $20,368,000 in the fiscal 2017 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club, increased to $20,833,000 for the fiscal 2018 period as compared to $18,424,000 for the fiscal 2017 period. The increase is due to a 9.3% increase in volume during the fiscal 2018 period as compared to the fiscal 2017 period. Average selling prices, on which our royalties are calculated, increased by 4.5% due to pricing increases during the fourth quarter. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $243,000 during the fiscal 2018 period as compared to the fiscal 2017 period.

Franchise fees and royalties were $4,473,000 in the fiscal 2018 period as compared to $5,068,000 in the fiscal 2017 period. Total royalties were $4,138,000 in the fiscal 2018 period as compared to $4,290,000 in the fiscal 2017 period. Royalties earned under the Branded Menu program were $1,008,000 in the fiscal 2018 period as compared to $955,000 in the fiscal 2017 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales, but are based upon product purchases. Traditional franchise royalties were $3,130,000 in the fiscal 2018 period as compared to $3,335,000 in the fiscal 2017 period. Franchise restaurant sales decreased to $69,838,000 in the fiscal 2018 period as compared to $74,553,000 in the fiscal 2017 period primarily due to the impact of units closed in the previous year, and a 1.5% decline in comparable domestic sales. Comparable domestic franchise sales (consisting of 86 Nathan’s outlets, excluding sales under the Branded Menu Program) were $50,496,000 in the fiscal 2018 period as compared to $51,274,000 in the fiscal 2017 period.

At March 25, 2018, 276 franchised outlets, including domestic, international and Branded Menu Program outlets were operating as compared to 279 franchised outlets, including domestic, international and Branded Menu Program outlets at March 26, 2017. Total franchise fee income was $335,000 in the fiscal 2018 period as compared to $778,000 in the fiscal 2017 period. Domestic franchise fee income decreased to $155,000 in the fiscal 2018 period as compared to $268,000 in the fiscal 2017 period due primarily to the difference in the types of locations opened, and associated fees earned, between the two periods. International franchise fee income decreased to $133,000 in the fiscal 2018 period as compared to $470,000 in the fiscal 2017 period due to the timing of new international development. We also recognized $47,000 and $40,000 in forfeited fees in the fiscal 2018 and fiscal 2017 periods, respectively. During the fiscal 2018 period, 40 new franchised outlets opened, including 16 international locations, and 19 Branded Menu Program outlets. During the fiscal 2017 period, 53 new franchised outlets opened, including 20 international locations, and 26 Branded Menu Program outlets.

Costs and Expenses

Overall, our cost of sales increased by $7,118,000 to $58,752,000 in the fiscal 2018 period as compared to $51,634,000 in the fiscal 2017 period. Our gross profit (representing the difference between sales and cost of sales) was $17,956,000 or 23.4% of sales during the fiscal 2018 period as compared to $19,186,000 or 27.1% of sales during the fiscal 2017 period. The margin decline was primarily due to the higher cost of beef in the Branded Products Program and in the Company-operated restaurants, in addition to the higher labor costs at the Company-owned restaurants.

Cost of sales in the Branded Product Program increased by approximately $7,306,000 during the fiscal 2018 period as compared to the fiscal 2017 period, primarily due to the 9.4% increase in volume of product sold and the 7.2% increase in the average cost per pound of our hot dogs. During the fiscal 2017 period, we completed our purchase of approximately 662,000 lbs. of hot dogs pursuant to the open purchase commitment, representing approximately 3.2% of volume, which reduced our overall cost of hot dogs by approximately 36 BPS. We did not make any purchases during the fiscal 2018 period pursuant to any purchase commitment. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2018 period was $8,030,000 or 57% of restaurant sales, as compared to $8,022,000 or 54.8% of restaurant sales in the fiscal 2017 period due primarily to lower revenues and higher labor costs principally associated with the effects of the New York State minimum wage increase. We expect that our future labor costs will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State, as well as other new labor regulations and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $3,506,000 in the fiscal 2018 period as compared to $3,386,000 in the fiscal 2017 period. The increase in restaurant operating costs results primarily from higher occupancy, insurance and other costs.

Depreciation and amortization was $1,352,000 in the fiscal 2018 period compared to $1,297,000 in the fiscal 2017 period.

General and administrative expenses decreased $168,000 or 1.2% to $13,491,000 in the fiscal 2018 period as compared to $13,659,000 in the fiscal 2017 period. The decrease in general and administrative expenses was primarily attributable to reduced marketing and promotional activities in connection with the commemoration of our 100th anniversary during the fiscal 2017 period, partly offset by higher marketing expenses for our Branded Product Program and professional fees during the fiscal 2018 period.

Other Items

On November 1, 2017, the Company completed the issuance of $150,000,000 of the 2025 Notes. The 2025 Notes were issued pursuant to the Indenture by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and collateral trustee. The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the 2020 Notes and the Redemption, paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record (see Note M.1), with the remaining net proceeds for general corporate purposes, including working capital. The Redemption occurred on November 16, 2017. The Company performed the required evaluation of the refinancing and determined that a portion of the Redemption of the 2020 Notes is accounted for as a modification of the debt and a portion as an extinguishment of the debt. In connection with the Redemption, the Company recorded a loss on early extinguishment of debt of $8,872,000 that primarily reflects a portion of the premium paid to redeem the 2020 Notes and the write-off of certain debt issuance costs.

Interest expense of $13,591,000 in the fiscal 2018 period represents interest of $8,574,000 on the 2020 Notes, $3,948,000 accrued interest on the 2025 Notes and total amortization of debt issuance costs of $1,069,000. On November 1, 2017, the Company issued the 2025 Notes and the Redemption occurred on November 16, 2017. The Company incurred additional interest expense of approximately $562,500 from the time the 2025 Notes closed until the Redemption. As a result of the issuance of the 2025 Notes and the Redemption, the Company expects to reduce its annual interest expense by approximately $4,068,000 per annum.

Impairment charge – long-lived assets of $790,000 in the fiscal 2018 period represents write-down of one restaurant based upon the Company’s evaluation of its ability to recover its investment from future cash flows.

Interest income was $166,000 in the fiscal 2018 period as compared to $104,000 in the fiscal 2017 period. Nathan’s established its interest bearing money market account during fiscal 2017 period.

Other income, which primarily relates to a sublease of a franchised restaurant, was $99,000 in the fiscal 2018 period, as compared to $85,000 in the fiscal 2017 period.

Provision for Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, which reduced corporate income tax rates to 21% effective January 1, 2018. Nathan’s has determined that its blended federal income tax rate for fiscal 2018 will be 31%. Fiscal year taxpayers are required to determine their final tax rate by prorating the federal tax rate prior to enactment and prorating the new rate for the balance of the fiscal year to determine the blended federal tax rate for the fiscal year.

The income tax provision for the fifty-two week periods ended March 25, 2018 and March 26, 2017 reflect effective tax rates of 36.0% and 36.6%, respectively. Nathan’s effective tax rate for the fifty-two week periods ended March 25, 2018 and March 26, 2017 were reduced by 4.2% and 5.6%, respectively, as a result of the tax benefits associated with stock compensation. For the fifty-two weeks ended March 25, 2018, excess tax benefits of $173,000 were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes. The amount of unrecognized tax benefits at March 25, 2018 was $263,000, all of which would impact Nathan’s effective tax rate, if recognized. Nathan’s has determined reasonable estimates to its deferred assets and liabilities and pursuant to ASC 740, Income Taxes, the Company has recognized the effect(s) of the Act on current and deferred income taxes in its financial statements during the fiscal period ended March 25, 2018. Nathan’s has completed its analysis and review of the Act and recorded the following discrete adjustment to its deferred tax liability and unrecognized tax benefits which reduced the provision for income taxes by $245,000 or by 6.0% during the fiscal year-end March 25, 2018. As described in Note J to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2019 will be in the range of approximately 27.0% to 30.0%, excluding the impact of the discrete items recorded and excess tax benefit associated with stock compensation. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates. As of March 25, 2018, Nathan’s had $214,000 of accrued interest and penalties in connection with unrecognized tax benefits. Nathan’s estimates that its unrecognized tax benefit including accrued interest and penalties could be further reduced by up to $6,000.

Fiscal year ended March 26, 2017 compared to fiscal year ended March 27, 2016

Revenues

Total sales were $70,820,000 for the fifty-two weeks ended March 26, 2017 (“fiscal 2017 period”) as compared to $75,590,000 for the fifty-two weeks ended March 27, 2016 (“fiscal 2016 period”). Foodservice sales from the Branded Product Program were $55,960,000 for the fiscal 2017 period as compared to sales of $58,545,000 in the fiscal 2016 period. During the fiscal 2017 period, the volume of business increased by approximately 4.6%. However, as a result of our pricing strategy, which is more closely correlated to the cost of beef which declined by approximately 13.9%, our average selling prices were lowered by approximately 8.2% during the fiscal 2017 period as compared to the fiscal 2016 period. Total Company-owned restaurant sales were $14,646,000 during the fiscal 2017 period compared to $16,222,000 during the fiscal 2016 period due primarily to lower sales at both Coney Island locations. Sales at our Company-owned restaurants were unfavorably affected during the fiscal 2017 period due primarily to unfavorable summer weather conditions, in addition to the rain and unseasonably cool weather during April and May 2016, as compared to weather conditions in 2015. Moreover, sales at our Coney Island locations in the fiscal 2016 period were the highest on record. Direct retail sales also decreased $608,000 during the fiscal 2017 period as compared to the fiscal 2016 period as we began to transition this business into our Branded Product Program during the second quarter of fiscal 2017.

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

Costs and Expenses

Our cost of sales decreased by $5,923,000 to $51,634,000 in the fiscal 2017 period as compared to $57,557,000 in the fiscal 2016 period. Our gross profit (representing the difference between sales and cost of sales) was $19,186,000 or 27.1% of sales during the fiscal 2017 period as compared to $18,033,000 or 23.9% of sales during the fiscal 2016 period. The margin improvement was primarily due to the lower cost of beef in the Branded Products Program and in the Company-operated restaurants which was partly offset by higher restaurant and labor costs.

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

With respect to Company-owned restaurants, our cost of sales during the fiscal 2017 period was $8,022,000 or 57.0% of restaurant sales, as compared to $8,712,000 or 53.7% of restaurant sales in the fiscal 2016 period due primarily to lower revenues and higher labor costs principally associated with the effects of the New York State minimum wage increase, partly offset by lower food and incentive compensation costs at our Company-owned restaurants. We expect that our labor costs going forward will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State and any increase in food costs from higher commodity costs.

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

Interest expense of $14,665,000 in the fiscal 2017 period represents interest of $13,456,000 on the 2020 Notes and amortization of debt issuance costs of $1,209,000 during the same period. As a result of the issuance of the 2020 Notes, Nathan’s expects to incur interest expense of approximately $13,500,000 per annum and annual amortization of debt issuance costs of approximately $1,200,000.

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

Off-Balance Sheet Arrangements

At March 25, 2018 and March 26, 2017, Nathan’s did not have any open purchase commitment to purchase hot dogs. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash at March 25, 2018 aggregated $57,339,000, a $424,000 increase during the fiscal 2018 period compared to cash of $56,915,000 at March 26, 2017. Net working capital decreased to $53,702,000 from $56,763,000 at March 26, 2017, which primarily relates to the special dividend of approximately $20,923,000 that was paid to shareholders on January 4, 2018.

On November 1, 2017, the Company issued the 2025 Notes and used the majority of the proceeds for the Redemption, paid a portion of the special $5.00 cash dividend and will use any remaining proceeds for general corporate purposes, including working capital. Our future results could also be impacted by our obligations under the 2025 Notes, as well as the new limitation on the deduction of interest expense under the Tax Act. As a result of the issuance of the 2025 Notes, Nathan’s expects to incur interest expense of $9,937,500 per annum, reducing its debt service requirements by $4,068,000 per annum. Nathan’s expects to incur annual amortization of debt issuance costs of approximately $690,000. Please refer to Note L – Long Term Debt of the Notes to the Consolidated Financial Statements, for the effects of the Company’s refinancing from the preceding consolidated financial statements.

On March 10, 2015, we issued the 2020 Notes and paid a dividend of $25.00 per share (or approximately $116,100,000 in the aggregate). In connection with the 2020 Notes, Nathan’s incurred interest expense of $13,500,000 per annum and annual amortization of debt issuance costs of approximately $1,200,000.

Nathan's used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the Redemption on November 16, 2017, paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record (see Note M.1) with the remaining net proceeds for general corporate purposes, including working capital. The payment in connection with the Redemption was approximately $144,000,000. Nathan's also funded the majority of the special dividend through its existing cash.

The Company paid a 5% call premium of $6,750,000 associated with the Redemption and incurred debt issuance costs of $4,908,000 in connection with the issuance of the 2025 Notes. The Company also incurred additional interest expense of approximately $562,500 from the closing of the 2025 Notes on November 1, 2017 until the Redemption.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are expected to be $4,968,750. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025. As a result of the issuance of the 2025 Notes and the Redemption, the Company expects to reduce its debt service requirements by approximately $4,068,000 per annum.

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

As of March 25, 2018, Nathan’s was in compliance with all covenants associated with the Notes.

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

Cash provided by operations of $18,862,000 in the fiscal 2018 period is primarily attributable to net income of $2,630,000 in addition to other non-cash operating items of $12,176,000, and increases in changes in other operating assets and liabilities of $4,056,000. Non-cash operating items include loss on debt extinguishment of $8,872,000, depreciation and amortization of $1,352,000, amortization of debt issuance costs of $1,069,000, impairment charge – long-lived assets of $790,000 and $173,000 of excess income tax benefits from stock-based compensation arrangements as a result of the accounting for certain aspects of its share-based payments to employees. In the fiscal 2018 period, accounts and other receivables increased by $1,588,000 compared to the fiscal 2017 period due primarily to higher receivables from Branded Product Program sales of $1,567,000. In the fiscal 2018 period, prepaid expenses and other current assets increased by $1,780,000 due principally to prepaid income taxes of $1,624,000 which were deposited prior to the successful debt refinancing. The increase in accounts payable, accrued expenses and other current liabilities of $7,091,000 is primarily due to increased accrued interest of $3,485,000 due to the change in timing of the semi-annual payment from March 15th to May 1st. Additionally, trade accounts payable increased by $1,756,000 and we received a deposit of $1,201,000 toward the sale of a restaurant.

Cash used in investing activities was $550,000 in the fiscal 2018 period primarily in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements.

Cash used in financing activities of $17,888,000 in the fiscal 2018 period relates primarily to the special $5.00 per share dividend the Company paid to its shareholders on January 4, 2018, totaling $20,948,000. In connection with Nathan’s refinancing of the 2020 Notes, the Company received gross proceeds of $150,000,000 from the sale of 2025 Notes, repaid the 2020 Notes, and paid a call premium of $6,750,000 in addition to $4,908,000 of debt issuance costs. The Company also paid $157,000 for withholding taxes on the net share vesting of employee restricted stock and dividends of $125,000 relating to the previously declared special cash dividend in connection with the vesting of 5,000 shares of the Company’s restricted stock.

During the period from October 2001 through March 25, 2018, Nathan’s purchased 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 25, 2008, to date, we have repurchased 3,236,273 shares at a total cost of approximately $70,145,000, reducing the number of shares then-outstanding by 53.8%.

On March 11, 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 25, 2018, Nathan’s has repurchased 939,742 shares at a cost of $29,641,000 under the sixth stock repurchase plan. At March 25, 2018, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Management believes that available cash, and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, for at least the next 12 months.

As discussed above, we had cash at March 25, 2018 aggregating $57,339,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements.  In November 2017, we successfully refinanced $135.0 million 10.000% Notes due 2020 with $150.0 million 6.625% Notes due 2025 and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, Nathans’ Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. The initial $0.25 dividend was declared on June 8, 2018 and will be paid on June 22, 2018 to shareholders of record at the close of business on June 18, 2018. Our ability to pay future dividends is limited by the terms of the Indenture with US Bank National Association, as trustee and collateral trustee. In addition to the terms of the Indenture, the payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.  We may also return capital to our shareholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

Prior to the end of fiscal 2018, we entered into an agreement to sell a Company-owned restaurant located in Bay Ridge, Brooklyn, NY. We have received a $1.2 million non-refundable deposit. We anticipate that the transaction will close during the second quarter of fiscal 2019. Pre-tax gross proceeds are estimated at $12.25 million. Equipment of $610,000 related to this sale has been classified as assets held for sale in our Consolidated Balance Sheet at March 25, 2018.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. Pursuant to the Indenture, we are required to make semi-annual interest payments of $4,968,750 on May 1st, which payment was made, and November 1st.

At March 25, 2018, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of March 25, 2018 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$150,000	$-	$-	$-	$150,000
Employment Agreements	6,925	1,200	2,375	2,000	1,350
Dividends Payable	150	150	-	-	-
Operating Leases	11,399	1,654	2,658	2,195	4,892
Gross Cash Contractual Obligations	168,474	3,004	5,033	4,195	156,242
Sublease Income	2,099	330	641	438	690
Net Cash Contractual Obligations	$166,375	$2,674	$4,392	$3,757	$155,552

a)	Represents the principal due on the 2025 Notes, but does not include interest expense.

b)

At March 25, 2018, the Company had unrecognized tax benefits of $263,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $3,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

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

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued increasing through June 2017 before beginning to slightly decline until July which is when the costs stabilized through March 2018 at approximately 10% higher than the same period of the fiscal 2017 period. As such, the market price for hot dogs during our fiscal 2018 period was approximately 6.9% higher than the fiscal 2017 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2019. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

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

The minimum hourly rate of pay for the remainder of New York State will increase to $12.75 on Dec. 31, 2018; $13.75 on Dec. 31, 2019; $14.50 on Dec. 31, 2020; and $15.00 on July 1, 2021.

All of Nathan’s Company-operated restaurants are within New York State, three of which operate within New York City that have been affected by this legislation.

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

Effective April 1, 2014, the City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees, who work more than 80 hours for the employer. Nathan’s currently operates three restaurants that have been affected by this new legislation.

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

Effective November 27, 2017, the City of New York Fair Work Week Legislation package of bills took effect that the city estimates will cover some 65,000 fast food workers by giving them more predictable work schedules. A key component of the package is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per scheduling change, depending on the situation. Due to Nathan’s dependency on weather conditions at our two beach locations during the summer, we are unable to determine the potential impact on our results of operations, which could be material. We have estimated that the daily penalty could amount to as much as $10,000 per day during the height of the summer season for these two restaurants.

We believe the increases in the minimum wage and other changes in employment laws could have a significant financial impact on our financial results and the results of our franchisees that operate in New York State. Our business could be negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of franchised restaurants.

Continued increases in labor, food and other operating expenses, including health care, could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, please see the discussions in “Forward-Looking Statements”, “Risk Factors”, and “Notes to Consolidated Financial Statements” in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 25, 2018, Nathan’s cash aggregated $57,339,000. Earnings on this cash would increase or decrease by approximately $143,000 per annum for each 0.25% change in interest rates.

Borrowings

At March 25, 2018, we had $150.0 million of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued increasing through June 2017 before beginning to slightly decline until July which is when the costs stabilized through March 2018 at approximately 10% higher than the same period of the fiscal 2017 period. As such, the market price for hot dogs during our fiscal 2018 period was approximately 6.9% higher than the fiscal 2017 period. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2019. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound which we purchased between February and May 2016. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the year ended March 25, 2018 would have increased or decreased our cost of sales by approximately $5,290,000.

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

None.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 25, 2018. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 2013, management believes that Nathan’s maintained effective internal control over financial reporting as of March 25, 2018. The effectiveness of our internal control over financial reporting as of March 25, 2018, has been audited by Grant Thornton LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 25, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in this Annual Report on Form 10-K, the Company’s Board of Directors has declared a $0.25 per share dividend payable on June 22, 2018 to shareholders of record at the close of business on June 18, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nathan’s Famous, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 25, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 25, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the fifty-two weeks ended March 25, 2018, and our report dated June 8, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

New York, New York

June 8, 2018

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

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

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2018 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Audit Fees

We were billed by Grant Thornton LLP the aggregate amount of approximately $465,000 in respect of fiscal 2018 and $244,000 in respect of fiscal 2017 for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting as well as the review of our financial statements included in our Forms 10-Q. The fiscal 2018 amount includes billings by Grant Thornton LLP of approximately $120,000 for fees for the professional services rendered for the review of interim financial information in connection with the issuance of their comfort letter in conjunction with the private placement of the Company’s Senior Secured Notes.

Audit-Related Fees

Grant Thornton LLP did not render any audit-related services for fiscal 2018 and 2017 and, accordingly, did not bill for any such services.

Tax Fees

Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2018 and 2017 and, accordingly, did not bill for any such services.

All Other Fees

Grant Thornton LLP did not render any other services for fiscal 2018 and 2017 and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Grant Thornton LLP of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by Grant Thornton LLP during 2018 and 2017.

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

4.3

Indenture, dated as of November 1, 2017, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated November 1, 2017.)

10.1	Leases for premises at Coney Island, New York, as follows: (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease, dated November 22, 1967, between Nathan’s Realty Associates and the Company.
b) Lease, dated November 22, 1967, between Ida’s Realty Associates and the Company.
10.2	Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)
10.3	Intentionally omitted.
10.4	***Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2006.)
10.5	***Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 15, 2006.)
10.6	***Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 27, 2010.)
10.7

Agreement of Lease between One-Two Jericho Plaza Owner LLC and Nathan’s Famous Services, Inc. dated September 11, 2009, (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 27, 2009.)

10.8

Guaranty by Nathan’s Famous, Inc. of Agreement of Lease with One-Two Jericho Plaza Owner LLC dated September 11, 2009, (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 27, 2009).

10.9	***2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2010).
10.10	***Amendment to 2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2012).
10.11	***Amendment to Employment Agreement with Howard M. Lorber, dated November 1, 2012. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 23, 2012).
10.12

***Amendment Number 2, dated December 7, 2017 to Employment Agreement with Howard M. Lorber (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated December 6, 2017).

10.13	**Letter agreement dated December 5, 2012 between Nathan’s Famous Systems, Inc. and John Morrell & Co. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 23, 2012).
10.14

First Amendment to Licensing and Supply Agreement, dated September 22, 2016 between Nathan’s Famous Systems, Inc. and John Morrell & Company (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 24, 2017).

10.15

Second Amendment to Licensing and Supply Agreement, dated June 29, 2017 between Nathan’s Famous Systems, Inc. and John Morrell & Company (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 24, 2017).

10.16	***Restricted Stock Agreement with Eric Gatoff, dated June 4, 2013. (Incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended March 31, 2013.)
10.17

Parity Lien Security Agreement dated as of November 1, 2017, by and among Nathan’s Famous, Inc. and Other Assignors Identified therein and U.S. Bank National Association as Collateral Trustee. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 24, 2017.)

10.18	***2018 Management Incentive Plan for the Fiscal Year ending March 25, 2018 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 25, 2017).
10.19	***Nathan’s Famous, Inc. Code Section 162(m) Bonus Plan (Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on July 28, 2016).
10.20	(1) Agreement of Sale between Nathan’s Famous Operating Corp. and 660 86 LLC dated September 8, 2017.
10.21	(1) Amendment to Agreement of Sale between Nathan’s Famous Operating Corp. and 660 86 LLC dated March 6, 2018.
21	(1) List of Subsidiaries of the Registrant.
23	(1) Consent of Grant Thornton LLP dated June 8, 2018.
31.1	(1) Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	(1) Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	(1) Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1) Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Filed herewith.

**Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

*** Indicates a management plan or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of June, 2018.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of June, 2018.

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
Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nathan’s Famous, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 25, 2018 and March 26, 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ (deficit), and cash flows for each of the fifty-two weeks ended March 25, 2018, March 26, 2017 and March 27, 2016, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 25, 2018 and March 26, 2017, and the results of its operations and its cash flows for each of the fifty-two weeks ended March 25, 2018, March 26, 2017, and March 27, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 25, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 8, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

New York, New York

June 8, 2018

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 25, 2018	March 26, 2017
ASSETS
CURRENT ASSETS
Cash	$57,339	$56,915
Accounts and other receivables, net	10,502	8,948
Inventories	384	579
Prepaid expenses and other current assets (Note F)	2,873	1,093
Assets held for sale (Note G)	610	-
Total current assets	71,708	67,535

Property and equipment, net of accumulated depreciation of $8,264 and $7,522, respectively	6,642	8,844
Goodwill	95	95
Intangible asset	1,353	1,353
Other assets	293	298

Total assets	$80,091	$78,125

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,565	$4,809
Accrued expenses and other current liabilities (Note I)	11,248	5,865
Deferred franchise fees	193	98
Total current liabilities	18,006	10,772

Long-term debt, net of unamortized debt issuance costs of $5,242 and $3,525, respectively (Note L)	144,758	131,475
Other liabilities (Note I)	1,593	1,555
Deferred income taxes	302	814

Total liabilities	164,659	144,616

COMMITMENTS AND CONTINGENCIES (Note N)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,311,922 and 9,303,870 shares issued; and 4,184,549 and 4,176,497 shares outstanding at March 25, 2018 and March 26, 2017, respectively	93	93
Additional paid-in capital	60,823	60,582
(Accumulated deficit)	(68,181)	(49,863)
Stockholders’ (deficit) equity before treasury stock	(7,265)	10,812
Treasury stock, at cost, 5,127,373 shares at March 25, 2018 and March 26, 2017	(77,303)	(77,303)
Total stockholders’ (deficit)	(84,568)	(66,491)

Total liabilities and stockholders’ (deficit)	$80,091	$78,125

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Two	Fifty-Two	Fifty-Two
	weeks ended	weeks ended	weeks ended
	March 25, 2018	March 26, 2017	March 27, 2016
REVENUES
Sales	$76,708	$70,820	$75,590
License royalties	23,020	20,368	19,815
Franchise fees and royalties	4,473	5,068	5,044
Total revenues	104,201	96,256	100,449

COSTS AND EXPENSES
Cost of sales	58,752	51,634	57,557
Restaurant operating expenses	3,506	3,386	3,557
Depreciation and amortization	1,352	1,297	1,255
General and administrative expenses	13,491	13,659	13,117
Total costs and expenses	77,101	69,976	75,486

Income from operations	27,100	26,280	24,963

Interest expense	(13,591)	(14,665)	(14,630)
Loss on debt extinguishment (Note L)	(8,872)	-	-
Impairment charge – long-lived assets (Note B)	(790)	-	-
Impairment charge – long-term investment	-	-	(100)
Interest income	166	104	52
Other income, net	99	85	99

Income before provision for income taxes	4,112	11,804	10,384
Provision for income taxes	1,482	4,319	4,288
Net income	$2,630	$7,485	$6,096

PER SHARE INFORMATION
Income per share:
Basic	$0.63	$1.79	$1.38
Diluted	$0.62	$1.78	$1.37

Weighted average shares used in computing income per share:
Basic	4,181,000	4,172,000	4,430,000
Diluted	4,221,000	4,206,000	4,463,000

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fifty-Two	Fifty-Two	Fifty-Two
	weeks ended	weeks ended	weeks ended
	March 25, 2018	March 26, 2017	March 27, 2016

Net income	$2,630	$7,485	$6,096

Other comprehensive loss, net of deferred income taxes:

Less: Reclassification adjustment for gains included in net income	-	-	47

Other comprehensive loss	-	-	(47)

Comprehensive income	$2,630	$7,485	$6,049

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

Fifty-two weeks ended March 25, 2018, Fifty-two weeks ended March 26, 2017 and the Fifty-two weeks ended March 27, 2016

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

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

Fifty-two weeks ended March 25, 2018, Fifty-two weeks ended March 26, 2017 and the Fifty-two weeks ended March 27, 2016

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

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

Fifty-two weeks ended March 25, 2018, Fifty-two weeks ended March 26, 2017 and the Fifty-two weeks ended March 27, 2016

(in thousands, except share amounts)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 26, 2017	9,303,870	$93	$60,582	$(49,863)	5,127,373	$(77,303)	$(66,491)

Shares issued in connection with share-based compensation plans	8,052	-	-	-	-	-	-

Withholding tax on net share settlement of share-based compensation plans	-	-	(157)	-	-	-	(157)

Dividends on common stock	-	-	-	(20,948)	-	-	(20,948)

Share-based compensation	-	-	398	-	-	-	398

Net income	-	-	-	2,630	-	-	2,630
Balance, March 25, 2018	9,311,922	$93	$60,823	$(68,181)	5,127,373	$(77,303)	$(84,568)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two	Fifty-Two	Fifty-Two
	weeks ended	weeks ended	weeks ended
	March 25, 2018	March 26, 2017	March 27, 2016
Cash flows from operating activities:
Net income	$2,630	$7,485	$6,096
Adjustments to reconcile net income to net cash provided by operating activities
Loss on debt extinguishment	8,872	-	-
Depreciation and amortization	1,352	1,297	1,255
Amortization of bond premium	-	-	64
Gain on sale of marketable equity securities	-	-	(26)
Gain on sale of property and equipment	-	-	(18)
Amortization of debt issuance costs	1,069	1,209	1,185
Share-based compensation expense	398	582	722
Income tax benefit on stock option exercises	173	659	-
Provision for doubtful accounts	34	53	38
Impairment charge – long lived assets	790	-	-
Impairment charge – long-term investment	-	-	100
Deferred income taxes	(512)	101	(13)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,588)	(280)	740
Inventories	195	108	135
Prepaid expenses and other current assets	(1,780)	250	3,189
Other assets	5	(189)	138
Accounts payable, accrued expenses and other current liabilities	7,091	(673)	(293)
Deferred franchise fees	95	(39)	(141)
Other liabilities	38	(151)	(691)

Net cash provided by operating activities	18,862	10,412	12,480

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	-	-	10,868
Proceeds from disposal of property and equipment	13	-	133
Purchase of property and equipment	(563)	(1,128)	(1,125)
Purchase of available-for-sale securities	-	-	(3,887)

Net cash (used in) provided by investing activities	(550)	(1,128)	5,989

Cash flows from financing activities:
Proceeds from issuance of long-term debt	150,000	-	-
Cash payments for extinguishment of debt	(135,000)	-	-
Premium paid on extinguishment of debt	(6,750)	-	-
Debt issuance costs	(4,908)	-	(60)
Dividends paid to stockholders	(21,073)	(375)	(375)
Repurchase of treasury stock	-	(1,272)	(19,231)
Proceeds from the exercise of stock options	-	44	89
Income tax benefit on stock option exercises	-	-	228
Payments of withholding tax on net share settlement of share-based compensation plans	(157)	(994)	(285)

Net cash (used in) financing activities	(17,888)	(2,597)	(19,634)

Net increase (decrease) in cash	424	6,687	(1,165)

Cash, beginning of year	56,915	50,228	51,393

Cash, end of year	$57,339	$56,915	$50,228

Cash paid during the year for:
Interest	$9,038	$13,500	$13,688
Income taxes	$3,584	$4,049	$848

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 25, 2018, March 26, 2017 and March 27, 2016

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

Nathan’s Famous, Inc. and subsidiaries (collectively the “Company” or “Nathan’s”) has historically operated or franchised a chain of retail fast food restaurants featuring the “Nathan’s World Famous Beef Hot Dog”, crinkle-cut French-fried potatoes and a variety of other menu offerings. Nathan’s has also established a Branded Product Program, which enables foodservice retailers to sell select Nathan’s proprietary products outside of the realm of a traditional franchise relationship. Nathan’s also licenses the manufacture and sale of “Nathan’s Famous” packaged hot dogs, crinkle-cut French fries and a number of other products to a variety of third parties for sale to supermarkets, club stores and grocery stores. The Company is also the owner of the Arthur Treacher’s brand. Arthur Treacher’s main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The Company considers itself to be a brand marketer of its products to the foodservice and retail industries, pursuant to its various business structures. Nathan’s has also pursued co-branding and co-hosting initiatives.

At March 25, 2018, the Company’s restaurant system included five Company-owned units in the New York City metropolitan area and 276 franchised or licensed units, located in 20 states and 12 foreign countries.

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

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53-week reporting period. The results of operations and cash flows for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016 are on the basis of a 52-week reporting period.

3.	Reclassifications

We have reclassified certain items in the Consolidated Statements of Earnings for prior periods to be comparable with the classification for the fiscal year ended March 25, 2018. These reclassifications had no effect on previously reported net income.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

5.	Inventories

Inventories, which are stated at the lower of cost or net realizable value, consist primarily of food items and supplies. Cost is determined using the first-in, first-out method.

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

Building and improvements (in years)	5	–	25
Machinery, equipment, furniture and fixtures (in years)	3	–	15
Leasehold improvements (in years)	5	–	20

7.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,353 in connection with Arthur Treacher’s.

The Company’s goodwill and intangible assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. As of March 25, 2018 and March 26, 2017, the Company performed its required annual impairment test of goodwill and intangible assets and has determined no impairment is deemed to exist.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8.	Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Each reporting period, management reviews the carrying value of its investments based upon the financial information provided by the investment’s management and considers whether indicators of an other-than-temporary impairment exists. If an impairment indicator exists, management evaluates the fair value of its investment to determine if an, other-than-temporary impairment in value has occurred. We are required to recognize an impairment on the investment if such impairment is considered to be other-than-temporary.

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset.  If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset.  The Company generally measures fair value by considering discounted estimated future cash flows from such asset. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations.  At March 25, 2018, we performed our annual impairment evaluation and recorded an impairment charge of $790 to write down the value of the long-lived assets at one of our restaurants. No long-lived assets were deemed impaired during the fiscal years March 26, 2017 and March 27, 2016.

9.	Fair Value of Financial Instruments

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

At March 25, 2018 and March 26, 2017, we did not have any assets or liabilities that were recorded at fair value.

The Company’s long-term debt had a face value of $150,000 as of March 25, 2018 and a fair value of $150,750 as of March 25, 2018. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

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

10.	Start-up Costs

Pre-opening and similar restaurant costs are expensed as incurred.

11.	Revenue Recognition - Branded Product Program

The Company recognizes sales from the Branded Product Program and certain products sold from the Branded Menu Program upon delivery to Nathan’s customers via third party common carrier. Rebates provided to customers are classified as a reduction to sales.

12.	Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash or credit card by the customer, are recognized at the point of sale. Sales are presented net of sales tax.

13.	Revenue Recognition - Franchising Operations

In connection with its franchising operations, the Company receives initial franchise fees, international development fees, royalties, and in certain cases, revenue from sub-leasing restaurant properties to franchisees.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At March 25, 2018 and March 26, 2017, $193 and $98, respectively, of deferred franchise fees are included in the accompanying consolidated balance sheets. For the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016, the Company earned franchise fees of $334, $778 and $751, respectively, from new unit openings, transfers, co-branding and forfeitures.

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

If substantial obligations under the development agreement are not dependent on the number of individual franchise locations to be opened, substantial performance shall be determined using the same criteria applicable to an individual franchise, which is generally the opening of the first location pursuant to the development agreement. If substantial performance is dependent on the number of locations, then the development fee is deferred and recognized ratably over the term of the agreement, as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. At March 25, 2018 and March 26, 2017, $238 and $67, respectively, of deferred development fee revenue is included in other liabilities in the accompanying consolidated balance sheets.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a summary of franchise openings and closings for the Nathan’s franchise restaurant system for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016:

	March 25,	March 26,	March 27,
	2018	2017	2016

Franchised restaurants operating at the beginning of the period	279	259	296

New franchised restaurants opened during the period	40	53	56

Franchised restaurants closed during the period	(43)	(33)	(93)

Franchised restaurants operating at the end of the period	276	279	259

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

(See Note B.21 for further discussion about the future impact of the new revenue recognition accounting standard.)

14.	Revenue Recognition – License Royalties

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

15.	Business Concentrations and Geographical Information

At March 25, 2018 and March 26, 2017 the Company maintained cash balances which are in excess of Federal government insurance limits. The Company does not believe that it is exposed to any significant risk on these balances.

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 25, 2018, three Branded Product customers represented 41%, 20% and 8%, of accounts receivable. At March 26, 2017, four Branded Product customers represented 21%, 15%, 12% and 8%, of accounts receivable. One Branded Products customer accounted for 19%, 12% and 14% of total revenue for the years ended March 25, 2018, March 26, 2017 and March 27, 2016, respectively. One retail licensee accounted for 21%, 20% and 19% of the total revenue for the years ended March 25, 2018, March 26, 2017 and March 27, 2016, respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s primary supplier of hot dogs represented 92%, 91% and 90% of product purchases for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016, respectively. The Company’s distributor of products to its Company-owned restaurants represented 4%, 5% and 5% of product purchases for each of the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016, respectively.

The Company’s revenues for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016 were derived from the following geographic areas:

	March 25, 2018	March 26, 2017	March 27, 2016

Domestic (United States)	$97,661	$90,070	$95,214
Non-domestic	6,540	6,186	5,235
	$104,201	$96,256	$100,449

The Company’s sales for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016 were derived from the following:

	March 25, 2018	March 26, 2017	March 27, 2016

Branded Products	$62,623	$55,960	$58,545
Company-owned restaurants	14,085	14,646	16,222
Other	-	214	823
	$76,708	$70,820	$75,590

16.	Advertising

The Company administers an advertising fund on behalf of its restaurant system to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising fund are based on specified percentages of net sales, generally ranging up to 2%. Company-owned store advertising expense, which is expensed as incurred, was $117, $182 and $191, for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016, respectively, and have been included within restaurant operating expenses in the accompanying Consolidated Statements of Earnings.

(See Note B.21 for further discussion about the future impact of the new revenue recognition accounting standard.)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

17.	Stock-Based Compensation

At March 25, 2018, the Company had one stock-based compensation plan in effect which is more fully described in Note M.2.

The cost of all share-based payments, including grants of restricted stock and stock options, is recognized in the financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

18.	Classification of Operating Expenses

Cost of sales consists of the following:

○	The cost of food and other products sold by Company-operated restaurants, through the Branded Product Program and through other distribution channels.
○	The cost of labor and associated costs of in-store restaurant management and crew.
○	The cost of paper products used in Company-operated restaurants.
○	Other direct costs such as fulfillment, commissions, freight and samples.

Restaurant operating expenses consist of the following:

○	Occupancy costs of Company-operated restaurants.
○	Utility costs of Company-operated restaurants.
○	Repair and maintenance expenses of Company-operated restaurant facilities.
○	Marketing and advertising expenses done locally and contributions to advertising funds for Company-operated restaurants.
○	Insurance costs directly related to Company-operated restaurants.

19.	Income Taxes

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary differences resulting from different treatment of items for tax and financial reporting purposes and income tax benefits from share-based payments. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible. Should management determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

See Note J for a further discussion of our income taxes.

20.	Adoption of New Accounting Pronouncements

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

21.	New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a new accounting standard ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, that attempts to establish a uniform basis for recording revenue to virtually all industries’ financial statements. The revenue standard’s core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. Additionally, the new guidance requires enhanced disclosure to help financial statement users better understand the nature, amount, timing and uncertainty of the revenue recorded.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Public companies were originally expected to apply the new standard for annual periods beginning after December 15, 2016. However, the FASB agreed to delay the standard’s effective date to annual reporting periods beginning after December 15, 2017. The Company will adopt the standard commencing our first quarter (June 2018) of our fiscal year ending March 31, 2019.

There are two basic transition methods that are available – full retrospective, or modified retrospective transition methods. We will adopt the standards using the modified retrospective approach.

The Company has determined that this standard will not impact the recognition of revenue for its Company-owned restaurants, the revenues from its Branded Product Program or its recognition of royalties from its franchised restaurants or retail licenses, which are based on a percentage of sales.

The new standard will change how the Company records initial restaurant fees from franchisees, renewal fees and international development fees. Through March 25, 2018, we recognized these fees in full when the related services have been provided, which was when a store opened or when renewal options become effective. We also recorded international development fees, net of direct expenses, upon the completion of all of Nathan’s obligations, typically upon the opening of the first unit in the respective country.

The standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation would then be recognized as the performance obligations are satisfied. The services we provide related to upfront fees we receive from franchisees do not contain separate and distinct performance obligations from the franchise right and as of March 26, 2018, initial restaurant fees, renewal fees and international development fees shall be recognized over the term of the respective agreement. The Company does not incur significant upfront costs to obtain new domestic franchises.

Upon adoption, we expect to record deferred revenue for the unamortized portion of fees received on behalf of the then operating franchise agreements of $2,735, net deferred tax assets of $731 and a cumulative effect adjustment to increase accumulated deficit by approximately $2,004 on our Consolidated Balance Sheet.

The adoption of the new guidance will also change the reporting of advertising fund contributions from franchisees and the related advertising fund expenditures, which are not currently included in the Consolidated Statements of Earnings, but are reported on the Consolidated Balance Sheet. The new guidance requires these advertising fund contributions and expenditures to be reported on a gross basis in the Consolidated Statements of Earnings, which will impact our total revenues and expenses although we do not expect a material impact on net income as the fund is managed such that revenues and expenses are generally offsetting over the year. If the new guidance had been in effect during fiscal 2018, consolidated revenues would have increased by approximately $2,500.

We are finalizing the impact of the standards on our disclosures of the Company’s revenues. Further, we are currently implementing internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

In February 2016, the FASB issued a new accounting standard on leases.  The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases.  The lease liability will be measured at the present value of the lease payments over the lease term.  The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g. commissions).  The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods.  This standard is required to take effect in Nathan’s first quarter (June 2019) of our fiscal year ending March 29, 2020.  The adoption currently requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented.  In March 2018, the FASB has tentatively approved an exposure draft which provides an alternative transition method of adoption that permits the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. The Company is currently evaluating the transition methods of the standard to determine the impact of the adoption on its consolidated financial statements but expects that the standard will result in a significant increase to its other assets and other liabilities.

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

The amendment is effective prospectively for public business entities for annual reporting periods beginning after December 15, 2017. This standard is required to take effect in Nathan’s first quarter ending (June 2018) of our fiscal year ending March 31, 2019. The Company does not expect this new accounting standard will have a material effect on the Company’s results of operations, cash flows or financial position. Early adoption is permitted when certain criteria are met.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016, respectively:

	Net Income			Shares			Net income per share
	2018	2017	2016	2018	2017	2016	2018	2017	2016

Basic EPS
Basic calculation	$2,630	$7,485	$6,096	4,181,000	4,172,000	4,430,000	$0.63	$1.79	$1.38
Effect of dilutive
employee stock options	-	-	-	40,000	34,000	33,000	(.01)	(.01)	(.01)

Diluted EPS
Diluted calculation	$2,630	$7,485	$6,096	4,221,000	4,206,000	4,463,000	$0.62	$1.78	$1.37

No options to purchase shares of common stock for the years ended March 25, 2018, March 26, 2017 and March 27, 2016 were excluded from the computation of diluted earnings per share.

NOTE D – MARKETABLE SECURITIES

At March 25, 2018 and March 26, 2017, we did not have any marketable securities.

At March 27, 2016, proceeds from the sale of available-for-sale securities and the resulting gross realized gains included in the determination of net income were as follows:

March 27, 2016
Available-for-sale securities:
Proceeds	$10,868
Gross realized gains	$26

As a result of the sale of all of the marketable securities during the fiscal year ended March 27, 2016, all prior unrealized gains have been realized and are included in net income and reclassified in determining other comprehensive income for the year ended March 27, 2016. The reclassification of unrealized gains for the year ended March 27, 2016 was $47, which was net of taxes of $25.

NOTE E - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 25,	March 26,
	2018	2017

Branded product sales	$7,604	$6,037
Franchise and license royalties	2,767	2,746
Other	599	622
	10,970	9,405

Less: allowance for doubtful accounts	468	457

Accounts and other receivables, net	$10,502	$8,948

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

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016 are as follows:

	March 25, 2018	March 26, 2017	March 27, 2016

Beginning balance	$457	$471	$443
Bad debt expense	34	53	38
Accounts written off	(23)	(67)	(10)

Ending balance	$468	$457	$471

NOTE F – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 25,	March 26,
	2018	2017

Income taxes	$1,624	$-
Insurance	266	319
Other	983	774

Total prepaid expenses and other current assets	$2,873	$1,093

NOTE G – ASSETS HELD FOR SALE

Prior to the end of fiscal 2018, we entered into an agreement to sell a Company-owned restaurant located in Bay Ridge, Brooklyn, NY for $12,250. We have received a $1,201 non-refundable deposit and anticipate that the transaction will close during the second quarter of fiscal 2019. Property and equipment of $610 related to this sale has been classified as assets held for sale in our Consolidated Balance Sheet at March 25, 2018.

NOTE H - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 25,	March 26,
	2018	2017

Land	$835	$1,197
Building and improvements	2,035	2,119
Machinery, equipment, furniture and fixtures	5,450	5,749
Leasehold improvements	6,578	7,181
Construction-in-progress	8	120
Total property and equipment	14,906	16,366
Less: accumulated depreciation and amortization	8,264	7,522

Property and equipment, net	$6,642	$8,844

NOTE I – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 25,	March 26,
	2018	2017
Payroll and other benefits	$2,733	$2,708
Accrued rebates	1,541	1,050
Rent and occupancy costs	200	215
Deferred revenue	780	723
Construction costs	68	160
Interest	3,948	463
Professional fees	157	109
Sales, use and other taxes	80	143
Dividend payable	150	125
Deposit payable	1,201	-
Other	390	169
Total accrued expenses and other current liabilities	$11,248	$5,865

Other liabilities consist of the following:

	March 25,	March 26,
	2018	2017
Deferred development fees	$238	$67
Reserve for uncertain tax positions (Note J)	467	366
Deferred rental liability	677	786
Dividend payable	-	125
Other	211	211
Total other liabilities	$1,593	$1,555

NOTE J - INCOME TAXES

The income tax provision consists of the following for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016:

	March 25, 2018	March 26, 2017	March 27, 2016
Federal
Current	$1,077	$3,024	$3,176
Deferred	(474)	79	(11)
Total Federal income tax	603	3,103	3,165
State and local
Current	917	1,195	1,135
Deferred	(38)	21	(12)
Total State and local income tax	879	1,216	1,123
Total provision for income taxes	$1,482	$4,319	$4,288

NOTE J - INCOME TAXES (continued)

On December 22, 2017, the Enactment Date, President Trump signed the Tax Cuts and Jobs Act (“Act”) into law which among other provisions, permanently reduces the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminates the corporate Alternative Minimum Tax. The new law limits the deduction of business interest, net of interest income, to 30 percent of the adjusted taxable income of the taxpayer in any taxable year. Any amount disallowed under the limitation is treated as business interest paid or accrued in the following year. Disallowed interest will have an indefinite carryforward. The new law also repeals the performance-based exception to the $1.0 million deduction limitation on executive compensation and modifies the definition of “covered employees”. Additionally, the new law allows businesses to immediate expensing of the full cost of new equipment.

Nathan’s has determined reasonable estimates to its deferred assets and liabilities and pursuant to ASC 740, Income Taxes, the Company has recognized the effect(s) of the Act on current and deferred income taxes in its consolidated financial statements for the fiscal year ended March 25, 2018. Nathan’s has completed its analysis and review of the Act and recorded the following discrete adjustment to its deferred tax liability and unrecognized tax benefits which reduced the provision for income taxes by $245 during the fiscal year ended March 25, 2018.

Nathan’s has determined that its blended federal tax rate will be 31%. Fiscal year taxpayers are required to determine their final tax rate by prorating the federal tax rate prior to enactment and prorating the new rate for the balance of the fiscal year to determine the blended federal tax rate for the fiscal year.

The total income tax provision for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016 differs from the amounts computed by applying the United States Federal income tax rate of 31%, 34% and 34%, respectively to income before income taxes as a result of the following:

	March 25, 2018	March 26, 2017	March 27, 2016

Computed “expected” tax expense	$1,275	$4,013	$3,531
State and local income taxes, net of Federal income tax benefit	506	797	826
Change in uncertain tax positions, net	98	(11)	(129)
Nondeductible meals and entertainment and other	21	61	60
Nondeductible compensation	-	118	-
Tax reform act	(245)	-	-
Tax benefit share based payments	(173)	(659)	-
Total provision for income taxes	$1,482	$4,319	$4,288

NOTE J - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 25,	March 26,
	2018	2017
Deferred tax assets
Accrued expenses	$310	$361
Allowance for doubtful accounts	40	59
Deferred revenue	291	347
Deferred stock compensation	166	224
Excess of straight line over actual rent	194	338
Investment	123	187
Other	97	104
Total deferred tax assets	$1,221	$1,620

Deferred tax liabilities
Deductible prepaid expense	280	288
Depreciation expense	882	1,771
Amortization	361	374
Total deferred tax liabilities	1,523	2,433
Net deferred tax (liability)	$(302)	$(813)

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. Based upon these considerations, management believes that it is more likely than not that the Company will realize the benefit of its deferred tax asset.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016.

	March 25, 2018	March 26, 2017	March 27, 2016

Unrecognized tax benefits, beginning of year	$167	$208	$266
Decreases of tax positions taken in prior years	(2)	(31)	(98)
Increases based on tax positions taken in current year	98	41	43
Settlements of tax positions taken in prior years	-	(51)	(3)
Unrecognized tax benefits, end of year	$263	$167	$208

The amount of unrecognized tax benefits at March 25, 2018, March 26, 2017 and March 27, 2016 were $263, $167 and $208, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 25, 2018 and March 26, 2017, the Company had $214 and $183, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016 Nathan’s recognized interest and penalties in the amounts of $31, $29 and $34, respectively. During the fiscal year ending March 31, 2019, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $3, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

NOTE J - INCOME TAXES (continued)

In January 2018, Nathan’s received notification from the State of Virginia that it was seeking to review Nathan’s tax returns for the period April 2014 through March 2017. The review is ongoing.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2019 will be in the range of approximately 27.0% to 30.0% excluding the impact of the discrete items recorded and excess tax benefit associated with stock compensation. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates. In addition, the ultimate benefit of the Act on Nathan’s is unclear as the lower annual tax rate could be outweighed by the limitation of the deduction of interest expense and other provisions.

The earliest tax years’ that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2015
New York State	2015
New York City	2015
New Jersey	2014
Pennsylvania	2015
Virginia	2015

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

Loss on debt extinguishment, interest expense, interest income, impairment charge and other income, net are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Corporate assets consist primarily of cash and long-lived assets.

NOTE K – SEGMENT INFORMATION   (continued)

Operating segment information is as follows:

	Fifty-Two	Fifty-Two	Fifty-Two
	weeks ended	weeks ended	weeks ended
	March 25, 2018	March 26, 2017	March 27, 2016

Revenues
Branded Product Program	$62,623	$56,174	$59,367
Product licensing	23,020	20,368	19,815
Restaurant operations	18,558	19,714	21,267
Corporate	-	-	-
Total revenues	$104,201	$96,256	$100,449

Income from operations
Branded Product Program	$9,469	$10,257	$8,394
Product licensing	22,838	20,186	19,812
Restaurant operations	2,730	4,101	5,253
Corporate	(7,937)	(8,264)	(8,496)
Income from operations	$27,100	$26,280	$24,963
Interest expense	(13,591)	(14,665)	(14,630)
Loss on debt extinguishment (Note L)	(8,872)	-	-
Impairment charge – long lived assets (Note B)	(790)	-	-
Impairment charge – long-term investment	-	-	(100)
Interest income	166	104	52
Other income, net	99	85	99
Income before provision for income taxes	$4,112	$11,804	$10,384

Total assets
Branded Product Program	$8,174	$7,113	$6,827
Product licensing	2,269	2,003	1,832
Restaurant operations	7,537	8,740	9,054
Corporate	62,111	60,269	53,836
Total assets	$80,091	$78,125	$71,549

Depreciation & amortization expense
Branded Product Program	$298	$316	$370
Product licensing	-	-	-
Restaurant operations	786	762	710
Corporate	268	219	175
Total depreciation & amortization expense	$1,352	$1,297	$1,255

NOTE L – LONG-TERM DEBT

Long-term debt consists of the following:

	March 25,	March 26,
	2018	2017

6.625% Senior Secured Notes due 2025	$150,000	-
10.000% Senior Secured Notes due 2020	-	$135,000
Less: unamortized debt issuance costs	(5,242)	(3,525)
Long-term debt, net	$144,758	$131,475

On November 1, 2017, the Company completed the issuance of $150,000 of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued pursuant to an indenture, dated November 1, 2017, (the “Indenture”) by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and collateral trustee. The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the 2020 Notes (as hereinafter defined) and redeem the 2020 Notes (the "Redemption"), paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record (see Note M.1), with the remaining net proceeds for general corporate purposes, including working capital. The Company also funded the majority of the special dividend through its existing cash. The Redemption occurred on November 16, 2017. The Company performed the required evaluation of the refinancing and determined that a portion of the Redemption of the 2020 Notes is accounted for as a modification of the debt and a portion as an extinguishment of the debt. In connection with the Redemption, the Company recorded a loss on early extinguishment of debt of $8,872 that primarily reflected a portion of the premium paid to redeem the 2020 Notes and the write-off of certain debt issuance costs.

On March 10, 2015, the Company completed the issuance of $135,000 of 10.000% Senior Secured Notes due 2020 (“the 2020 Notes”) in a Rule 144A transaction. The 2020 Notes were issued pursuant to an indenture, dated March 10, 2015, by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, a national banking association, as trustee and collateral trustee. The Company used the proceeds to pay a special cash dividend of approximately $116,100 (see Note M.1) with the remaining net proceeds for general corporate purposes, including working capital. Debt issuance costs of approximately $5,985 were incurred, which were being amortized into interest expense over the remaining 5-year term of the 2020 Notes, or until redeemed.

The 2020 Notes bore interest at 10.000% per annum, payable semi-annually on March 15th and September 15th. An interest payment of $6,750 was paid on September 14, 2017. The 2020 Notes had no scheduled principal amortization payments prior to its final maturity on March 10, 2020.

The 2025 Notes will have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

The Company paid a 5% call premium of $6,750 associated with the Redemption and incurred debt issuance costs of $4,908 in connection with the issuance of the 2025 Notes. The Company also incurred additional interest expense of approximately $563 from the closing of the 2025 Notes on November 1, 2017 until the Redemption on November 16, 2017.

NOTE L – LONG-TERM DEBT (continued)

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The Company made its initial payment on May 1, 2018. Semi-annual interest payments are expected to be $4,969. The Company expects to reduce its annual debt service requirements by approximately $4,068 per annum.

The terms and conditions of the 2025 Notes are as follows:

There are no financial maintenance covenants associated with the 2025 Notes. As of March 25, 2018, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

NOTE L– LONG-TERM DEBT (continued)

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

NOTE L – LONG-TERM DEBT (continued)

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

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Dividends

On May 31, 2018, Nathans’ Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. The initial $0.25 per share dividend was declared on June 8, 2018 and will be paid on June 22, 2018 to shareholders of record at the close of business on June 18, 2018. Our ability to pay future dividends is limited by the terms of the Indenture with US Bank National Association, as trustee and collateral trustee. In addition to the terms of the Indenture, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

On November 1, 2017, the Company’s Board of Directors declared a special cash dividend of $5.00 per share payable to stockholders of record as of December 22, 2017 of which approximately $20,923 was paid on January 4, 2018 to the stockholders. The Company also accrued $25 for the expected dividends payable on unvested restricted shares pursuant to the terms of the restricted stock agreement. As unvested restricted stock vests, the declared dividend is paid. We estimate that $25 will be paid during our fiscal year ending March 31, 2019.

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to stockholders of record as of March 20, 2015 of which approximately $115,100 was paid on March 27, 2015 to the stockholders. The Company accrued $1,000 for the expected dividends payable on unvested restricted shares pursuant to the terms of the restricted stock agreements. As unvested restricted stock vests, the declared dividend is paid. We have paid $875 of the accrued dividend and estimate that the remaining $125 will be paid during our fiscal year ending March 31, 2019.

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

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

On September 13, 2012, the Company amended the 2010 Plan increasing the number of shares available for issuance by 250,000 shares. Shares to be issued under the 2010 Plan may be made available from authorized but unissued stock, common stock held by the Company in its treasury, or common stock purchased by the Company on the open market or otherwise. The number of shares issuable and the grant, purchase or exercise price of outstanding awards are subject to adjustment in the amount that the Company’s Compensation Committee considers appropriate upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. In the event that the Company issues restricted stock awards pursuant to the 2010 Plan, each share of restricted stock would reduce the amount of available shares for issuance by either 3.2 shares for each share of restricted stock granted or 1 share for each share of restricted stock granted. As of March 25, 2018, there were up to 219,584 shares available to be issued for future option grants or up to 188,933 shares of restricted stock that may be granted under the 2010 Plan.

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

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows:

	March 25, 2018	March 26, 2017	March 27, 2016

Stock options	$150	$150	$181
Restricted stock	248	432	541
	$398	$582	$722

The tax benefit on stock-based compensation expense was $144, $213 and $298 for the years ended March 25, 2018, March 26, 2017 and March 27, 2016, respectively. As of March 25, 2018, there was $100 of unamortized compensation expense related to stock-based incentive awards. The Company expects to recognize this expense over approximately four months, which represents the weighted average remaining requisite service periods for such awards.

No options were granted during the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016.

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

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

A summary of the status of the Company’s stock options at March 25, 2018, March 26, 2017 and March 27, 2016 and changes during the fiscal years then ended is presented in the tables below:

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding – beginning of year	75,745	$35.58	124,030	$26.29	142,964	$24.36

Granted	-	-	-	-	-	-

Replacement options issued (A)	68,498	$33.44

Expired	-	-	-	-	(3,787)	11.72

Cancellation of outstanding options (A)	(64,384)	$35.58

Exercised	(11,361)	35.58	(48,285)	11.72	(15,147)	11.72

Options outstanding - end of year	68,498	$33.438	75,745	$35.58	124,030	$26.29

Options exercisable - end of year	48,348	$33.438	37,873	$35.58	67,221	$18.44

A – Represents the effects on outstanding options after giving to the replacement options issued in connection with the Company’s special dividend to the shareholders of record on December 22, 2017.

During the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016, options to purchase 11,361, 48,285 and 15,147 shares were exercised which aggregated proceeds of $-0- (due to net settlement), $44 and $89, respectively, to the Company. The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016 was $379, $1,555 and $486, respectively.

The following table summarizes information about outstanding stock options at March 25, 2018:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 25, 2018	68,498	$33.438	1.36	$2,648

Options exercisable at March 25, 2018	48,348	$33.438	1.36	$1,869

Exercise price is $33.438

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Restricted stock:

Transactions with respect to restricted stock for the fiscal year ended March 25, 2018 are as follows:

		Weighted-
		Average
		Grant-date Fair value

	Shares	Per share
Unvested restricted stock at March 26, 2017	10,000	$49.80

Granted	-	-

Vested	(5,000)	$49.80

Unvested restricted stock at March 25, 2018	5,000	$49.80

The aggregate fair value of restricted stock vested during the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016 was $321, $736 and $683, respectively.

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

At March 25, 2018, the Company has reserved 6,210,307 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

4.	Stock Repurchase Programs

During the period from October 2001 through March 25, 2018, Nathan’s purchased 5,127,373 shares of common stock at a cost of approximately $77,303 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the fiscal year ended March 25, 2018, we did not repurchase any shares of common stock.

On November 9, 2009, Nathan’s Board of Directors authorized its sixth stock repurchase plan for the purchase of up to 500,000 shares of its common stock on behalf of the Company. On February 1, 2011, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 300,000 shares. On February 1, 2016, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 200,000 shares. On March 11, 2016, Nathan’s Board of Directors increased the authorization to purchase its common stock by an additional 200,000 shares increasing the aggregate authorization under the Sixth Securities Repurchase Program to 1.2 million shares. The Company has repurchased 939,742 shares at a cost of $29,641 under the sixth stock repurchase plan through March 25, 2018.

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

On September 9, 2016, the Company and MSI entered into an agreement pursuant to which MSI was authorized on the Company’s behalf to purchase up to 100,000 shares of the Company’s common stock, $.01 par value, commencing September 19, 2016. This Agreement was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, to assist the Company in implementing its stock purchase plans and terminated September 9, 2017.

As of March 25, 2018, an aggregate of 260,258 shares can still be purchased under Nathan’s existing stock buy-back program.

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

In connection with the foregoing, the Company entered into an employment agreement with each of Messrs. Lorber (as amended, the “Lorber Employment Agreement”) and Gatoff (as amended, the “Gatoff Employment Agreement”). Under the terms of the Lorber Employment Agreement, Mr. Lorber will serve as Executive Chairman of the Board from January 1, 2007 until December 31, 2012, unless his employment is terminated in accordance with the terms of the Lorber Employment Agreement. On November 1, 2012, the Company amended its employment agreement with Mr. Lorber, extending the term of the employment agreement to December 31, 2017 and increasing the base compensation of Mr. Lorber to $600 per annum. In addition, Mr. Lorber received a grant of 50,000 shares of restricted stock subject to vesting as provided in a Restricted Stock Agreement between Mr. Lorber and the Company. Mr. Lorber will not receive a contractually-required bonus. On December 6, 2017, the Company amended its employment agreement with Mr. Lorber, extending the term of the employment agreement from December 31, 2017 to December 31, 2022 and increasing the base compensation of Mr. Lorber to $1,000 per annum. The Lorber Employment Agreement provides for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200 per year in exchange for his agreement to provide no less than 15 days of consulting services per year, provided, Mr. Lorber is not required to provide more than 50 days of consulting services per year.

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

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2019, based on the original terms, and no non-renewal notice has been given.

Pursuant to the agreement, Mr. Gatoff will receive a base salary, currently $500 effective June 1, 2016, and an annual bonus based on his performance measured against the Company’s financial, strategic and operating objectives as determined by the Compensation Committee pursuant to the terms of the 2018 Management Incentive Plan approved by shareholders on September 13, 2017. The Gatoff Employment Agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company. On June 4, 2013, Mr. Gatoff received a grant of 25,000 shares of restricted stock at a fair value of $49.80 per share representing the closing price on the date of grant, subject to vesting as provided in a Restricted Stock Agreement between Mr. Gatoff and the Company. The compensation expense related to this restricted stock award is expected to be $1,245 and will be recognized, commencing of the grant date, over the next five years.

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

On June 10, 2015, the Company and Wayne Norbitz entered into a Transition Agreement (the “Transition Agreement”) relating to the retirement of Mr. Norbitz as President and Chief Operating Officer of the Company. Under the Transition Agreement, Mr. Norbitz continued to serve as President and Chief Operating Officer of the Company through August 7, 2015 at which time he became a Consultant to the Company pursuant to the terms of a one year Consulting Agreement between him and the Company (the “Consulting Agreement”). The Consulting Agreement provided that Mr. Norbitz would receive a consulting fee of $16.3 per month. The Transition Agreement further provided that Mr. Norbitz would receive a severance payment of $289 and under the terms of the Transition Agreement, the Company purchased from Mr. Norbitz 56,933 shares of the Company’s common stock, $.01 par value (the “Common Stock”) at a purchase price of $40.28 which was the closing price of the Common Stock as reported on the Nasdaq Global Market on June 10, 2015.

Effective August 4, 2016, the Company and Wayne Norbitz executed an Amendment to the Consulting Agreement (the “Amendment”), whereas the Term of the Agreement was originally extended to expire August 10, 2017, which has been further extended to expire on December 31, 2017. Pursuant to the terms of the Amendment, Mr. Norbitz shall provide consulting services one (1) day a week, as directed by the Board of Directors of the Company and/or Eric Gatoff, Chief Executive Officer of the Company. The Amendment provided that Mr. Norbitz will receive a consulting fee of $8.1 per month for services rendered.

Effective December 31, 2017, the Consulting Agreement between the Company and Wayne Norbitz expired and no extension was initiated.

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

6.	Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016 were $40, $41 and $35, respectively.

NOTE M – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects: (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The most recent estimate of our potential withdrawal liability is $441 as of March 25, 2018. The Company has no plans or intentions to stop participating in the plan as of March 25, 2018 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Any adjustment for withdrawal liability will be recorded only when it is probable that a liability exists and can be reasonably estimated, in accordance with U.S. GAAP. Contributions to the Union Plan were $12, $10 and $8 for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016, respectively.

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

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

As of March 25, 2018, the Company had non-cancelable operating lease commitments, net of certain sublease rental income, as follows:

	Lease	Sublease	Net lease
	commitments	income	commitments

2019	$1,654	$330	$1,324
2020	1,569	332	1,237
2021	1,089	309	780
2022	1,092	263	829
2023	1,103	175	928
Thereafter	4,892	690	4,202

	$11,399	$2,099	$9,300

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,591, $1,566 and $1,628 for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016, respectively. Sublease rental income was $274, $272 and $270 for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016, respectively.

Contingent rental payments on building leases are typically made based on the percentage of gross sales of the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense, which is inclusive of common area maintenance charges, was approximately $478, $457 and $517 for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016, respectively.

At March 25, 2018, the Company leases one site which it in turn subleases to a franchisee, which expires in April 2027 exclusive of renewal options. The Company remains liable for all lease costs when property is subleased to a franchisee.

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

NOTE O - RELATED PARTY TRANSACTIONS

A firm to which Mr. Lorber is as an investor (and, prior to January 2012, a consultant), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $36, $26 and $19 for the fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016, respectively.

NOTE P - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2018

Total revenues	$30,803	$31,471	$22,021	$19,906
Gross profit (a)	4,820	6,486	4,168	2,482
Income from operations	8,450	8,734	5,370	4,546
Net income (loss)	2,922	3,120	(3,779)	367

Per share information
Net income (loss) per share
Basic (b)	$.70	$.75	$(.90)	$.09
Diluted (b)	$.69	$.74	$(.90)	$.09

Shares used in computation of net income (loss) per share
Basic (b)	4,177,000	4,179,000	4,185,000	4,185,000
Diluted (b)	4,215,000	4,212,000	4,185,000	4,228,000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2017

Total revenues	$29,280	$27,871	$19,873	$19,232
Gross profit (a)	5,804	6,402	4,074	2,906
Income from operations	8,824	8,031	4,754	4,671
Net income	3,550	2,507	699	729

Per share information
Net income per share
Basic (b)	$.85	$.60	$.17	$.17
Diluted (b)	$.85	$.60	$.17	$.17

Shares used in computation of net income per share
Basic (b)	4,166,000	4,172,000	4,175,000	4,176,000
Diluted (b)	4,191,000	4,207,000	4,209,000	4,217,000

(a)	Gross profit represents the difference between sales and cost of sales.
(b)

The sum of the quarters may not equal the full year per share amounts included in the accompanying consolidated statements of earnings due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 25, 2018, March 26, 2017 and March 27, 2016

(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E

Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions		Balance at end of period

Fifty-two weeks ended March 25, 2018

Allowance for doubtful accounts - accounts receivable	$457	$34	$-	$(23	) (a)	$468

Fifty-two weeks ended March 26, 2017

Allowance for doubtful accounts - accounts receivable	$471	$53	$-	$(67	) (a)	$457

Fifty-two weeks ended March 27, 2016

Allowance for doubtful accounts - accounts receivable	$443	$38	$-	$(10	) (a)	$471

(a)	Uncollectible amounts written off.