Form 10-Q
period 2018-06-24
NATHANS FAMOUS INC
filed 2018-08-03
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2018.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from to .

Commission File No. 001-35962

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

Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

At August 3, 2018, an aggregate of 4,187,539 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 24, 2018 and March 25, 2018

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	June 24, 2018	March 25, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$53,018	$57,339
Accounts and other receivables, net (Note F)	15,619	10,502
Inventories	607	384
Prepaid expenses and other current assets (Note G)	888	2,873
Assets held for sale (Note H)	1,610	610
Total current assets	71,742	71,708

Property and equipment, net of accumulated depreciation of $7,967 and $8,264, respectively	5,435	6,642
Goodwill	95	95
Intangible asset	1,353	1,353
Deferred income taxes	450	-
Other assets	345	293

Total assets	$79,420	$80,091

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,066	$6,565
Accrued expenses and other current liabilities (Note I)	6,786	11,248
Deferred franchise fees	568	193
Total current liabilities	13,420	18,006

Long-term debt, net of unamortized debt issuance costs of $5,069 and $5,242, respectively (Note O)	144,931	144,758
Other liabilities (Note I)	1,352	1,355
Deferred franchise fees	2,634	238
Deferred income taxes	-	302

Total liabilities	162,337	164,659

COMMITMENTS AND CONTINGENCIES (Note P)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,314,912 and 9,311,922 shares issued; and 4,187,539 and 4,184,549 shares outstanding at June 24, 2018 and March 25, 2018, respectively	93	93
Additional paid-in capital	60,730	60,823
(Accumulated deficit)	(66,437)	(68,181)
Stockholders’ deficit before treasury stock	(5,614)	(7,265)

Treasury stock, at cost, 5,127,373 shares at June 24, 2018 and March 25, 2018	(77,303)	(77,303)
Total stockholders’ (deficit)	(82,917)	(84,568)

Total liabilities and stockholders’ (deficit)	$79,420	$80,091

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 24, 2018 and June 25, 2017

(in thousands, except per share amounts)

(Unaudited)

	June 24, 2018	June 25, 2017

REVENUES
Sales	$20,471	$22,230
License royalties	8,098	7,401
Franchise fees and royalties	1,104	1,172
Advertising fund revenue (Note B)	495	-
Total revenues	30,168	30,803

COSTS AND EXPENSES
Cost of sales	15,446	17,410
Restaurant operating expenses	910	904
Depreciation and amortization	345	368
General and administrative expenses	3,885	3,671
Advertising fund expense (Note B)	495	-
Total costs and expenses	21,081	22,353

Income from operations	9,087	8,450

Interest expense	(2,650)	(3,663)
Interest income	61	35
Other income, net	21	21

Income before provision for income taxes	6,519	4,843
Provision for income taxes	1,724	1,921
Net income	$4,795	$2,922

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,185	4,177
Diluted	4,226	4,215

Income per share:
Basic	$1.15	$.70
Diluted	$1.13	$.69

Dividends declared per share	$.25	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Thirteen weeks ended June 24, 2018

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 25, 2018	9,311,922	$93	$60,823	$(68,181)	5,127,373	$(77,303)	$(84,568)

Cumulative effect of the adoption of ASC 606	-	-	-	(2,004)	-	-	(2,004)

Shares issued in connection with share-based compensation plans	2,990	-	-	-	-	-	-

Withholding tax on net share settlement of share-based compensation plans	-	-	(174)	-	-	-	(174)

Dividends on common stock	-	-	-	(1,047)	-	-	(1,047)

Share-based compensation	-	-	81	-	-	-	81

Net income	-	-	-	4,795	-	-	4,795
Balance, June 24, 2018	9,314,912	$93	$60,730	$(66,437)	5,127,373	$(77,303)	$(82,917)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 24, 2018 and June 25, 2017

(in thousands)

(Unaudited)

	June 24, 2018	June 25, 2017
Cash flows from operating activities:
Net income	$4,795	$2,922
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	345	368
Amortization of debt issuance costs	173	300
Share-based compensation expense	81	99
Income tax benefit on stock option exercises	63	78
Provision for doubtful accounts	14	16
Deferred income taxes	(21)	52
Changes in operating assets and liabilities:
Accounts and other receivables, net	(5,131)	(4,929)
Inventories	(223)	(146)
Prepaid expenses and other current assets	1,985	311
Other assets	(52)	5
Accounts payable, accrued expenses and other current liabilities	(4,874)	5,280
Deferred franchise fees	36	121
Other liabilities	(3)	(89)

Net cash (used in) provided by operating activities	(2,812)	4,388

Cash flows from investing activities:
Purchase of property and equipment	(138)	(204)

Net cash (used in) investing activities	(138)	(204)

Cash flows from financing activities:
Dividends paid to stockholders	(1,197)	(125)
Payments of withholding tax on net share settlement of share-based compensation plans	(174)	(157)

Net cash (used in) financing activities	(1,371)	(282)

Net (decrease) increase in cash	(4,321)	3,902

Cash, beginning of period	57,339	56,915

Cash, end of period	$53,018	$60,817

Cash paid during the period for:
Interest	$4,968	$-
Income taxes paid	$60	$208

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 24, 2018

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 24, 2018 and June 25, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. We have reclassified certain prior period items in the Consolidated Balance Sheet as of March 25, 2018 and Statement of Earnings for the thirteen week period ended June 25, 2017 to be comparable with the classifications as of and for the thirteen week period ended June 24, 2018.  These reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ deficit or net income. Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 25, 2018.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2018.

During the first quarter ended June 24, 2018, the Company adopted Accounting Standards Codification 606, “Revenue Recognition – Revenue from Contracts with Customers” (“ASC 606”). There have been no other significant changes to the Company’s significant accounting policies subsequent to March 25, 2018.

NOTE B – ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Revenue recognition

In May 2014, the FASB issued guidance codified in ASC 606 which amends the guidance in former ASC 605, “Revenue Recognition.” The core principle of the standard is to recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. The standard also requires additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

This adoption of the new standard did not impact the Company’s recognition of sales from Company-operated restaurants as those sales are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax. The standard also did not impact the recognition of sales from its Branded Product Program or its recognition of royalty income earned from its franchised restaurants or retail licenses, which are based on a percent of sales and recognized at the time the underlying sales occur.

The details of the significant changes in revenue recognition and quantitative impact of the changes are discussed below.

Franchise fees and international development fees

Under previous revenue recognition guidance, franchise fees were recognized as income when substantially all services to be performed by Nathan’s and conditions relating to the sale of the franchise had been performed or satisfied, which generally occurred when the franchised restaurant commenced operations.

Under previous revenue recognition guidance, international development fees were recognized as income, net of direct expenses, upon the opening of the first restaurant within the territory.

Under the new guidance, the standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. The services that we provide related to upfront fees we receive from franchisees do not contain separate and distinct performance obligations from the franchise right and as of March 26, 2018, initial restaurant franchise fees, renewal fees, transfer fees, and international development fees shall be recognized over the term of the respective agreement.

National advertising fund

The Company maintains a national advertising fund (the “Advertising Fund”) established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants. Previously, the revenue, expenses and cash flows of the Advertising Fund were reported on the Company’s Consolidated Balance Sheets and not included in the Company’s Consolidated Statements of Earnings and Statements of Cash Flows because the contributions to the Advertising Fund were designated for specific purposes and the Company acted as an agent, in substance, with regard to these contributions as a result of industry-specific guidance.

Under the new guidance, which superseded the previous industry-specific guidance, the revenue, expenses and cash flows of the Advertising Fund are fully consolidated into the Company’s Consolidated Statements of Earnings and Statements of Cash Flows.

While this treatment will impact the gross amount of reported advertising fund revenue and related expenses, the impact is expected to be an offsetting increase to both revenue and expense with no impact to income from operations or net income because the Company attempts to manage the Advertising Fund to breakeven over the course of the fiscal year. However, any surplus or deficit in the Advertising Fund will impact income from operations and net income.

The Company applied the new guidance using the modified retrospective method, whereby the cumulative effect of initially adopting the guidance was recognized as an adjustment to the opening balance of accumulated deficit at March 26, 2018 in the amount of $2,004,000, net of tax. Therefore, the results of operations from the comparative period have not been adjusted and continue to be reported under the previous revenue recognition guidance.

Impacts on Consolidated Financial Statements

The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the thirteen weeks ended June 24, 2018 (in thousands):

		Adjustments
	As Reported	Franchise Fees	Balance Sheet Reclassifications	Balances Without Adoption
Condensed Consolidated Balance Sheet
Deferred income taxes	450	(731)	281	-
Total assets	79,420	(731)	281	78,970
Accrued expenses and other current liabilities	6,786	6	-	6,792
Deferred franchise fees	568	(360)	-	208
Total current liabilities	13,420	(354)	-	13,066
Other liabilities	1,352	(96)	-	1,256
Deferred income taxes	-	-	281	281
Deferred franchise fees	2,634	(2,303)	-	331
Total liabilities	162,337	(2,753)	281	159,865
(Accumulated deficit)	(66,437)	2,022	-	(64,415)
Stockholders’ deficit before treasury stock	(5,614)	2,022	-	(3,592)
Total stockholders’ (deficit)	(82,917)	2,022	-	(80,895)
Total liabilities and stockholders’ (deficit)	79,420	(731)	281	78,970

Condensed Consolidated Statement of Earnings
Franchise fees and royalties	1,104	(72)	-	1,032
Advertising fund revenue	495	-	(495)	-
Total revenues	30,168	(72)	(495)	29,601
General and administrative expenses	3,885	(96)	-	3,789
Advertising fund expense	495	-	(495)	-
Total costs and expenses	21,081	(96)	(495)	20,490
Income from operations	9,087	24	-	9,111
Income before provision for income taxes	6,519	24	-	6,543
Provision for income taxes	1,724	6	-	1,730
Net income	4,795	18	-	4,813

		Adjustments
	As Reported	Franchise Fees	Advertising Fund	Balances Without Adoption
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	4,795	18	-	4,813
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	(4,874)	6	-	(4,868)
Deferred franchise fees	36	72	-	108
Other liabilities	(3)	(96)	-	(99)
Net cash (used in) operating activities	(2,812)	-	-	(2,812)
Net cash (used in) investing activities	(138)	-	-	(138)
Net cash (used in) financing activities	(1,371)	-	-	(1,371)
Net (decrease) in cash	(4,321)	-	-	(4,321)

Contract balances

The following table provides information about receivables and contract liabilities (Deferred franchise fees) from contracts with customers (in thousands):

June 24, 2018
Receivables, which are included in “Accounts and other receivable, net” (a)	$250
Deferred franchise fees (b)	$2,769

(a)	Represent contract receivable related to a funding commitment to the Advertising Fund.
(b)	Deferred franchise fees of $360 and $2,409 are included in Deferred franchise fees - Current and Long Term, respectively.

Significant changes in Deferred franchise fees are as follows (in thousands):

Thirteen Weeks Ended
June 24, 2018
Deferred franchise fees at beginning of period (a)	$3,139
Revenue recognized during the period	(107)
New deferrals due to cash received and other	170
Deferred franchise fees at end of period	$3,202

(a)	Includes the cumulative effect of adopting ASC 606 of $2,735.

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year
2019 (a)	$271
2020	356
2021	347
2022	336
2023	300
Thereafter	1,592
Total	$3,202

(a) Represents franchise fees expected to be recognized for the remainder of the 2019 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $107 of franchise fee revenue recognized for the thirteen weeks ended June 24, 2018.

We have applied the optional exemption, as provided for under ASC 606, which allows us not to disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

NOTE C – NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In February 2016, the FASB issued a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g. commissions). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. This standard is required to take effect in Nathan’s first quarter (June 2019) of our fiscal year ending March 29, 2020. The adoption currently requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. The Company is beginning its evaluation of the transition methods of the standard to determine the impact of the adoption on its consolidated financial statements but expects that the standard will result in a significant increase to its other assets and other liabilities.

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

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen-week periods ended June 24, 2018 and June 25, 2017, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2018	2017	2018	2017	2018	2017
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$4,795	$2,922	4,185	4,177	$1.15	$0.70
Effect of dilutive employee stock options	-	-	41	38	(0.02)	(0.01)
Diluted EPS
Diluted calculation	$4,795	$2,922	4,226	4,215	$1.13	$0.69

There were no options to purchase shares of common stock for the thirteen week periods ended June 24, 2018 and June 25, 2017 excluded from the computation of diluted earnings per share.

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

The Company’s long-term debt had a face value of $150,000,000 as of June 24, 2018 and a fair value of $151,125,000 as of June 24, 2018. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period, which we classify as Level 2.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 24, 2018, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 24,	March 25,
	2018	2018

Branded product sales	$9,981	$7,604
Franchise and license royalties	4,475	2,767
Other	1,714	599
	16,170	10,970

Less: allowance for doubtful accounts	551	468
Accounts and other receivables, net	$15,619	$10,502

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

Changes in the Company’s allowance for doubtful accounts for the thirteen-week period ended June 24, 2018 and the fiscal year ended March 25, 2018 are as follows (in thousands):

	June 24, 2018	March 25, 2018

Beginning balance	$468	$457
Reclassification to conform with ASC 606	77	-
Bad debt expense	14	34
Accounts written off	(8)	(23)
Ending balance	$551	$468

NOTE G – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 24,	March 25,
	2018	2018

Income taxes	$-	$1,624
Insurance	249	266
Other	639	983
Total prepaid expenses and other current assets	$888	$2,873

NOTE H – ASSETS HELD FOR SALE

Prior to the end of fiscal 2018, we entered into an agreement to sell a Company-owned restaurant located in Bay Ridge, Brooklyn, NY for $12,250,000. At June 24, 2018, we have received a $1,201,000 non-refundable deposit toward the sale of this restaurant which was included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet. The sale was expected to close during the second quarter of fiscal 2019. Effective July 15, 2018, we amended the Agreement of Sale to extend the closing date until October 2018 and received an additional down-payment of $1,000,000 and a $175,000 extension fee. Property and equipment of $601,000 and $610,000 related to this sale has been classified as Assets held for sale in our Consolidated Balance Sheets at June 24, 2018 and March 25, 2018, respectively.

Effective June 15, 2018, we entered into an agreement to sell the Company-owned regional office building located in Fort Lauderdale, FL for $1,450,000. Our escrow agent has received deposits of $145,000 and it is anticipated that the transaction will close during the second quarter of fiscal 2019. Property and equipment of $1,009,000 related to this sale has been classified as Assets held for sale in our Consolidated Balance Sheet at June 24, 2018.

NOTE I – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 24,	March 25,
	2018	2018
Payroll and other benefits	$1,329	$2,733
Accrued rebates	1,352	1,541
Rent and occupancy costs	294	200
Deferred revenue	472	780
Construction costs	58	68
Interest	1,457	3,948
Professional fees	178	157
Sales, use and other taxes	263	80
Dividend payable	-	150
Deposit payable	1,201	1,201
Other	182	390
Total accrued expenses and other current liabilities	$6,786	$11,248

Other liabilities consist of the following (in thousands):

	June 24,	March 25,
	2018	2018
Reserve for uncertain tax positions	$491	$467
Deferred rental liability	650	677
Other	211	211
Total other liabilities	$1,352	$1,355

NOTE J – REVENUES

The Company’s disaggregated revenues for the thirteen weeks ended June 24, 2018 and June 25, 2017 are as follows (in thousands):

	Thirteen weeks ended
	June 24, 2018	June 25, 2017 (1)

Branded Products	$16,445	$17,937
Company-operated restaurants	4,026	4,293
Total sales	20,471	22,230

License royalties	8,098	7,401

Royalties	997	1,112
Franchise fees	107	60
Total franchise fees and royalties	1,104	1,172

Advertising fund revenue	495	-

Total revenues	$30,168	$30,803

(1) As disclosed in Note B, prior period amounts have not been adjusted under the modified retrospective method of adoption of ASC 606.

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen Weeks Ended
	June 24, 2018	June 25, 2017

United States	$28,856	$28,864
International	1,312	1,939
	$30,168	$30,803

NOTE K – INCOME TAXES

On December 22, 2017, the Tax Act was enacted which among other provisions, permanently reduces the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminates the corporate Alternative Minimum Tax. The Tax Act limits the deduction of business interest, net of interest income, to 30 percent of the adjusted taxable income of the taxpayer in any taxable year. Any amount disallowed under the limitation is treated as business interest paid or accrued in the following year. Disallowed interest will have an indefinite carryforward. The Tax Act also repeals the performance-based exception to the $1.0 million deduction limitation on executive compensation and modifies the definition of “covered employees”. Additionally, the new law intended to allow businesses to immediately expense the full cost of new equipment. However, the law as written does not currently permit restaurant companies to take advantage of the laws’ intention.

The income tax provisions for the thirteen-week periods ended June 24, 2018 and June 25, 2017 reflect effective tax rates of 26.4% and 39.7%, respectively. The majority of the decline in the Company’s tax rate is due to the reduction in our Federal income tax rate from 34% to 21% pursuant to the Tax Act. Nathan’s effective tax rates for the thirteen-week periods ended June 24, 2018 and June 25, 2017 were reduced by 1.0% and 1.6%, respectively, as a result of the tax benefits associated with stock compensation. For the thirteen-week periods ended June 24, 2018 and June 25, 2017, excess tax benefits of $63,000 and $78,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes.

The amount of unrecognized tax benefits at June 24, 2018 was $281,000, all of which would impact Nathan’s effective tax rate, if recognized. As of June 24, 2018, Nathan’s had $226,000 of accrued interest and penalties in connection with unrecognized tax benefits.

In January 2018, Nathan’s received notification from the State of Virginia that it was seeking to review Nathan’s tax returns for the period April 2014 through March 2017. The review has been completed, Nathan’s has accepted the findings and expects to settle the matter in the second quarter fiscal 2019. The ongoing effects of the review have been factored into the Company’s effective tax rate for fiscal 2019.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2019 will be in the range of approximately 27.0% to 30.0% excluding the impact of any discrete items recorded and excess tax benefit associated with stock compensation. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates. In addition, the ultimate benefit of the Tax Act on Nathan’s is unclear as the lower annual tax rate could be outweighed by the limitation of the deduction of interest expense and other provisions.

NOTE L – SEGMENT INFORMATION

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

Restaurant operations – This segment derives revenue from sale of our products at Company-owned restaurants and earns fees and royalties from its franchised restaurants.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended
	June 24, 2018	June 25, 2017

Revenues
Branded Product Program	$16,445	$17,937
Product licensing	8,098	7,401
Restaurant operations	5,130	5,465
Corporate (1)	495	-
Total revenues	$30,168	$30,803

Income from operations
Branded Product Program	$2,531	$2,272
Product licensing	8,053	7,356
Restaurant operations	750	895
Corporate	(2,247)	(2,073)
Income from operations	$9,087	$8,450
Interest expense	(2,650)	(3,663)
Interest income	61	35
Other income, net	21	21
Income before provision for income taxes	$6,519	$4,843

(1)	Represents advertising fund revenue

NOTE M– SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 24, 2018 and June 25, 2017 was $81,000 and $99,000, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of June 24, 2018, there was $19,000 of unamortized compensation expenses related to share-based incentive awards. We expect to recognize this expense over approximately two months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended
	June 24, 2018	June 25, 2017

Stock options	$38	$38
Restricted stock	43	61
Total compensation cost	$81	$99

Stock options outstanding:

During the fiscal year ended March 29, 2015, the Company granted options to purchase 50,000 shares at an exercise price of $53.89 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a four-year period which commenced August 6, 2015 and contained anti-dilution rights that were structured to equalize the award’s fair value before and after the modification.

There were no new share-based awards granted during the thirteen week period ended June 24, 2018.

In connection with the Company’s special cash dividend, paid on January 4, 2018, to stockholders of record as of December 22, 2017, the Company performed an analysis, pursuant to the anti-dilution provisions of the 2010 Stock Incentive Plan, as amended (the “2010 Plan”), and issued replacement options to purchase 68,498 shares at an exercise price of $33.438 for the unvested stock options outstanding as of the record date of December 22, 2017, canceling 64,384 shares at an exercise price of $35.58 per share. Nathan’s performed its evaluation based on the closing price of its common stock on December 20, 2017, the day before the stock went ex-dividend, of $83.20 per share, or $78.20 per share excluding the dividend of $5.00 per share. No other terms or conditions of the outstanding options were modified.

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

Transactions with respect to stock options for the thirteen weeks ended June 24, 2018 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 25, 2018 fiscal year (A)	68,498	$33.438	1.36	$2,648
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at June 24, 2018	68,498	$33.438	1.12	$4,207

Options exercisable at June 24, 2018	48,348	$33.438	1.12	$2,969

A-	Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s 2015 and 2017 special dividends.

Restricted stock:

Transactions with respect to restricted stock for the thirteen weeks ended June 24, 2018 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 25, 2018	5,000	$49.80
Granted	-	-
Vested	(5,000)	$49.80
Unvested restricted stock at June 24, 2018	-	$-

NOTE N– STOCKHOLDERS’ EQUITY

1. Dividends

On May 31, 2018, Nathan’s Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. The initial $0.25 per share dividend was declared on June 8, 2018 and paid on June 22, 2018 to shareholders of record at the close of business on June 18, 2018.

Effective August 3, 2018, the Board declared its quarterly cash dividend of $0.25 per share payable on September 21, 2018 to shareholders of record as of the close of business on September 10, 2018. Our ability to pay future dividends is limited by the terms of the Indenture, dated November 1, 2017, between the Company, certain of its wholly-owned subsidiaries, as guarantors and U.S. Bank National Association, as trustee and collateral trustee (the “Indenture”). In addition, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

On November 1, 2017, the Company’s Board of Directors declared a special cash dividend of $5.00 per share payable to stockholders of record as of December 22, 2017 of which approximately $20,923,000 was paid on January 4, 2018 to the stockholders. The Company also accrued $25,000 for the expected dividends payable on unvested restricted shares pursuant to the terms of the restricted stock agreement. As unvested restricted stock vests, the declared dividend is paid. The Company paid this $25,000 during the thirteen weeks ended June 24, 2018.

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to stockholders of record as of March 20, 2015 of which approximately $115,100,000 was paid on March 27, 2015 to the stockholders. The Company accrued $1,000,000 for the expected dividends payable on unvested shares pursuant to the terms of the restricted stock agreements. As unvested restricted stock vests, the declared dividend is paid. As of March 25, 2018 we had paid $875,000 of the accrued dividend and the remaining $125,000 was paid during the thirteen weeks ended June 24, 2018.

2. Common Stock Purchase Rights

On June 5, 2013, Nathan’s adopted a new stockholder rights plan (the “2013 Rights Plan”) under which all stockholders of record as of June 17, 2013 received rights to purchase shares of common stock (the “2013 Rights”) and the previously existing Rights Plan was terminated.

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

The Company’s Board of Directors may redeem the 2013 Rights prior to the time they are triggered. Upon adoption of the 2013 Rights Plan, the Company initially reserved 10,188,600 shares of common stock for issuance upon exercise of the 2013 Rights. The 2013 Rights were scheduled to expire on June 17, 2018 unless earlier redeemed or exchanged by the Company.

On June 14, 2018, the Company and American Stock Transfer and Trust Company, LLC, the Rights Agent, amended the 2013 Rights Plan. The Amendment postpones the expiration date to September 30, 2018.

At June 24, 2018, the Company has reserved 4,718,630 shares of common stock for issuance upon exercise of the Common Stock Purchase Rights approved by the Board of Directors on June 5, 2013.

3. Stock Repurchase Programs

During the period from October 2001 through June 24, 2018, Nathan’s purchased 5,127,373 shares of common stock at a cost of approximately $77,303,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirteen-week period ended June 24, 2018, we did not repurchase any shares of common stock.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 24, 2018, Nathan’s had repurchased 939,742 shares at a cost of $29,641,000 under the sixth stock repurchase plan. At June 24, 2018, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE O – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 24,	March 25,
	2018	2018

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(5,069)	(5,242)
Long-term debt, net	$144,931	$144,758

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued pursuant to the Indenture. The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the 10.000% Senior Secured Notes due 2020 and redeem the 2020 Notes (the "Redemption"), paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record, with the remaining net proceeds for general corporate purposes, including working capital. The Company also funded the majority of the special dividend of $5.00 per share through its existing cash. The Redemption occurred on November 16, 2017.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The Company made its initial interest payment of $4,968,750 on May 1, 2018.

The 2025 Notes will have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

The terms and conditions of the 2025 Notes are as follows:

There are no financial maintenance covenants associated with the 2025 Notes. As of June 24, 2018, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

The 2025 Notes and the guarantees are the Company and the guarantors’ senior secured obligations and will rank:

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

The Company may redeem the 2025 Notes in whole or in part prior to November 1, 2020, at a redemption price of 100% of the principal amount of the 2025 Notes redeemed plus the Applicable Premium, plus accrued and unpaid interest. An Applicable Premium is the greater of 1% of the principal amount of the 2025 Notes; or the excess of the present value at such redemption date of (i) the redemption price of the 2025 Notes at November 1, 2020 plus (ii) all required interest payments due on the 2025 Notes through November 1, 2020 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over the then outstanding principal amount of the 2025 Notes.

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

NOTE P – COMMITMENTS AND CONTINGENCIES

1. Commitments

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. Nathan’s has recorded a liability of $204,000 as a component of Other liabilities on the accompanying Consolidated Balance Sheets, in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the affects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during Summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative business conditions or tariffs; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependant on our agreement with John Morrell & Co., the impact of our debt service and repayment obligations under the 2025 Notes; the impact of the Tax Cuts and Jobs Act (“the Tax Act”); the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including court decisions which could render a franchisor as a “joint employee” or the impact of our new union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 25, 2018, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, licensing agreements for the sale of Nathan’s products within supermarkets and club stores, the sale of Nathan’s products directly to other foodservice operators and the manufacture of certain proprietary spices by third parties and franchising the Nathan’s restaurant concept (including the Branded Menu Program). See Note B of these Consolidated Financial Statements for information related to the Company’s adoption of ASC 606 effective March 26, 2018.

At June 24, 2018, our restaurant system consisted of 271 Nathan’s franchised units, including 122 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 20 states, and 12 foreign countries. At June 25, 2017, our restaurant system consisted of 279 Nathan’s franchised units, including 118 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 19 states, and 12 foreign countries.

In addition to plans for expansion through our Branded Product Program, licensing and franchising, Nathan’s continues to seek to co-brand within its restaurant system. Nathan’s is the owner of the Arthur Treacher’s brand. Currently there are also seven locations operating under our Arthur Treacher’s Branded Menu Program agreement.

As described in our Annual Report on Form 10-K for the year ended March 25, 2018, our future results could be materially impacted by many developments including our dependence on John Morrell & Co. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with John Morrell & Co. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef compared to earlier periods in addition to the potential impact that the recently imposed tariff’s may have on the business.

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the “2025 Notes”) and used the majority of the proceeds of this offering to redeem the 2020 Notes (the “Redemption”), paid a portion of the special $5.00 cash dividend and used any remaining proceeds for general corporate purposes, including working capital. Our future results could also be impacted by our obligations under the 2025 Notes. As a result of the issuance of the 2025 Notes, Nathan’s expects to incur interest expense of $9,937,500 per annum, reducing its cash interest expense by $3,562,500 per annum as compared to our annual interest requirements under the 2020 Notes. Nathan’s expects to incur annual amortization of debt issuance costs of approximately $685,000 through March 15, 2020. The impact of interest expense resulting from the refinancing on net income has been reflected in our results for the thirteen week period ended June 24, 2018 and June 25, 2017.

As described below, we are also including information relating to EBITDA and Adjusted EBITDA in the Form 10-Q quarterly report.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 25, 2018, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). As discussed in Note B, the Company adopted ASC 606, “Revenue Recognition – Revenue from Contracts with Customers.” There have been no other significant changes to the Company’s accounting policies subsequent to March 25, 2018.

Adoption of New Accounting Pronouncements

Please refer to Note B of the preceding consolidated financial statements for our discussion of the Adoption of the New Accounting Pronouncement.

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

The following is a reconciliation of Net income to Adjusted EBITDA (in thousands):

	Thirteen weeks ended
	June 24, 2018	June 25, 2017
	(unaudited)

Net income	$4,795	$2,922
Interest expense	2,650	3,663
Provision for income taxes	1,724	1,921
Depreciation and amortization	345	368
EBITDA	9,514	8,874

Stock-based compensation	81	99
Adjusted EBITDA	$9,595	$8,973

Results of Operations

Thirteen weeks ended June 24, 2018 compared to thirteen weeks ended June 25, 2017

Revenues

Total sales decreased by 7.9% to $20,471,000 for the thirteen weeks ended June 24, 2018 (“fiscal 2019 period”) as compared to $22,230,000 for the thirteen weeks ended June 25, 2017 (“fiscal 2018 period”). Foodservice sales from the Branded Product Program decreased by 8.3% to $16,445,000 for the fiscal 2019 period as compared to sales of $17,937,000 in the fiscal 2018 period. Our average selling prices decreased by approximately 5.0% as a result of our pricing strategy, which is more closely correlated to the cost of beef which decreased by approximately 8.5%, during the fiscal 2019 period as compared to the fiscal 2018 period. During the fiscal 2019 period, the volume of business decreased by approximately 4.1%. During the fiscal 2018 period, we added a new distributor to our distribution network that increased our sales during implementation of the new distributor. Total Company-owned restaurant sales were $4,026,000 during the fiscal 2019 period compared to $4,293,000 during the fiscal 2018 period due to lower sales at our Coney Island locations principally during April 2018 when the weather was exceptionally unfavorable in the Northeastern United States.

License royalties were $8,098,000 in the fiscal 2019 period as compared to $7,401,000 in the fiscal 2018 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail increased 12.2% to $7,298,000 for the 2019 fiscal period as compared to $6,502,000 in the fiscal 2018 period. The increase is due to an 8.5% increase in volume during the fiscal 2019 period as compared to the fiscal 2018 period, in addition to an increase in average selling prices of approximately 4.0%, on which our royalties are calculated. Beginning in fiscal 2019, we agreed to reduce royalties earned on the foodservice business with John Morrell & Co., substantially on sales of hot dogs to Sam’s Club, in an attempt to secure additional business, which reduced royalties by $143,000 as compared to the fiscal 2018 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $44,000 during the fiscal 2019 period as compared to the fiscal 2018 period.

Franchise fees and royalties were $1,104,000 in the fiscal 2019 period as compared to $1,172,000 in the fiscal 2018 period. Total royalties were $997,000 in the fiscal 2019 period as compared to $1,112,000 in the fiscal 2018 period. Royalties earned under the Branded Menu program were $219,000 in the fiscal 2019 period as compared to $291,000 in the fiscal 2018 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $778,000 in the fiscal 2019 period as compared to $821,000 in the fiscal 2018 period. Franchise restaurant sales decreased to $17,372,000 in the fiscal 2019 period as compared to $18,846,000 in the fiscal 2018 period primarily due to the impact of units closed in the previous fiscal year partially offset by a 1.4% increase in comparable domestic sales. Comparable domestic franchise sales (consisting of 95 Nathan’s outlets, excluding sales under the Branded Menu Program) were $14,496,000 in the fiscal 2019 period as compared to $14,302,000 in the fiscal 2018 period.

At the beginning of the fiscal 2019 period we adopted ASC 606. Footnote B in the accompanying Consolidated Financial Statements provides a full explanation of this new accounting standard. Beginning in fiscal 2019, the most significant component of this new standard will affect the timing that Nathan’s will recognize franchise fees. Franchise fee income will now be recorded into income on a prorated basis over the term of the franchise agreement as compared to previously recording the full franchise fee into income upon the opening of a new restaurant.

At June 24, 2018, 271 domestic and international franchised or Branded Menu Program franchise outlets were operating compared to 279 domestic and international franchised or Branded Menu Program franchise outlets at June 25, 2017. Total franchise fee income was $107,000 in the fiscal 2019 period compared to $60,000 in the fiscal 2018 period. Domestic franchise fee income was $40,000 in the fiscal 2019 period compared to $31,000 in the fiscal 2018 period. International franchise fee income, including cancellation fees, was $67,000 in the fiscal 2019 period compared to $29,000 during the fiscal 2018 period. During the fiscal 2019 period, domestic and international franchise fees would have been $5,000 and $31,000, respectively, under the previous revenue recognition guidance. During the fiscal 2019 period, four new franchised outlets opened including two international locations and one new Branded Menu Program outlet opened. During the fiscal 2018 period, ten new franchised outlets opened including two international locations and seven new Branded Menu Program outlets opened.

Advertising fund revenue, after eliminating Company contributions, was $495,000 during the fiscal 2019 period. Pursuant to the adoption of ASC 606, income and expenses of the Advertising Fund are required to be included as components of the Company’s Statements of Earnings and Cash Flows. Nathan’s manages its Advertising Fund with the expectation that inflows and outflows will be offsetting and has also recorded a separate Advertising fund expense. Prior to the adoption of ASC 606, the activities of the Advertising Fund were reported within the Consolidated Balance Sheet.

Costs and Expenses

Overall, our cost of sales decreased by 11.3% to $15,446,000 in the fiscal 2019 period as compared to $17,410,000 in the fiscal 2018 period. Our gross profit (representing the difference between sales and cost of sales) increased to $5,025,000 or 24.5% of sales during the fiscal 2019 period as compared to $4,820,000 or 21.6% of sales during the fiscal 2018 period. The margin improvement was primarily due to the lower cost of beef in the Branded Product Program and in the Company-operated restaurants partly offset due to the higher labor costs at the Company-owned restaurants due to the annual increases in the New York minimum wages and other labor regulations.

Cost of sales in the Branded Product Program decreased by approximately $1,798,000 during the fiscal 2019 period as compared to the fiscal 2018 period, primarily due to the 8.5% decrease in the average cost per pound of our hot dogs and the 4.1% decrease in the volume of product sold discussed above. We did not make any purchase commitments of beef during the fiscal 2019 and 2018 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2019 period was $2,304,000 or 57.2% of restaurant sales, as compared to $2,470,000 or 57.5% of restaurant sales in the fiscal 2018 period as a decrease in beef costs was partially offset by the impact of higher labor costs principally associated with the effects of the New York State minimum wage increase. We expect that our labor costs going forward will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State, other labor regulations and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $910,000 in the fiscal 2019 period as compared to $904,000 in the fiscal 2018 period. The increase in restaurant operating costs results primarily from higher occupancy costs, insurance and utilities.

Depreciation and amortization was $345,000 in the fiscal 2019 period as compared to $368,000 in the fiscal 2018 period.

General and administrative expenses increased by $214,000 or 5.8% to $3,885,000 in the fiscal 2019 period as compared to $3,671,000 in the fiscal 2018 period. The increase in general and administrative expenses was primarily attributable to higher professional fees. In addition to incurring professional fees of approximately $38,000 to implement ASC 606, we were also required to expense approximately $96,000 of legal fees as a result of the adoption of ASC 606, which would have previously been offset against franchise fee revenue. We also incurred higher legal fees in connection with the potential sales of two Company-owned properties.

Advertising fund expense was $495,000 during the fiscal 2019 period. Pursuant to the adoption of ASC 606, revenue and expenses of the Advertising Fund are required to be included as components of the Company’s Statements of Earnings and Cash Flows. Nathan’s manages its Advertising Fund with the expectation that inflows and outflows will be offsetting. Prior to the adoption of ASC 606, the activities of the Advertising Fund were reported within the Consolidated Balance Sheet.

Other Items

Interest expense of $2,650,000 in the fiscal 2019 period represented accrued interest of $2,477,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $173,000. Interest expense of $3,663,000 in the fiscal 2018 period represented accrued interest of $3,363,000 on the 2020 Notes at 10.000% per annum and amortization of debt issuance costs of $300,000.

Interest income was $61,000 for the fiscal 2019 period as compared to $35,000 in the fiscal 2018 period.

Other income, which primarily relates to a sublease of a franchised restaurant, was $21,000 in the fiscal 2019 and fiscal 2018 periods.

Provision for Income Taxes

On December 22, 2017, the Enactment Date, President Donald Trump signed the Tax Cuts and Jobs Act (“Tax Act”) into law which among other provisions, permanently reduces the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminates the corporate Alternative Minimum Tax. The Tax Act limits the deduction of business interest, net of interest income, to 30 percent of the adjusted taxable income of the taxpayer in any taxable year. Any amount disallowed under the limitation is treated as business interest paid or accrued in the following year. Disallowed interest will have an indefinite carryforward. The Tax Act also repeals the performance-based exception to the $1.0 million deduction limitation on executive compensation and modifies the definition of “covered employees”. Additionally, the Tax Act is intended to allow businesses to immediately expense the full cost of new equipment. However, the law as written, does not currently permit restaurant companies to take advantage of the laws’ intention.

The income tax provision for the thirteen week periods ended June 24, 2018 and June 25, 2017 reflect effective tax rates of 26.4% and 39.7%, respectively. The majority of the decline in the Company’s tax rate is due to the reduction in our Federal income tax rate from 34% to 21% pursuant to the Tax Act. Nathan’s effective tax rate for the thirteen week periods ended June 24, 2018 and June 25, 2017 were reduced by 1.0% and 1.6%, respectively, as a result of the tax benefits associated with stock compensation. For the thirteen weeks ended June 24, 2018, excess tax benefits of $63,000 were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes. Nathan’s effective tax rates without these adjustments would have been 27.4% for the fiscal 2019 period and 41.3% for the fiscal 2018 period. As described under Note K to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2019 will be in the range of approximately 27.0% to 30.0% excluding the impact of the excess tax benefits associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits.

Off-Balance Sheet Arrangements

Nathan’s did not have any open purchase commitments for hot dogs outstanding as of June 24, 2018. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash at June 24, 2018 aggregated $53,018,000, a $4,321,000 decrease during the fiscal 2019 period as compared to cash of $57,339,000 at March 25, 2018. This decrease is primarily attributable to our first interest payment of $4,968,750 on the 2025 Notes on May 1, 2018 and the payment of $1,047,000 pursuant to a quarterly dividend as described below. Net working capital increased to $58,322,000 from $53,702,000 at March 25, 2018.

In November 2017, the Company refinanced its then-outstanding 2020 Notes totaling $135.0 million at 10.000% per annum by issuing $150.0 million 2025 Notes at 6.625% per annum. Please refer to Note O – Long Term Debt in the accompanying Consolidated Financial Statements, for the effects of the Company’s refinancing from the preceding consolidated financial statements.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are expected to be $4,968,750. During the thirteen week period ended June 24, 2018, we paid interest of $4,968,750 on May 1, 2018 for the 2025 Notes. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

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

As of June 24, 2018, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Cash used in operations of $2,812,000 in the fiscal 2019 period is primarily attributable to net income of $4,795,000 in addition to other non-cash operating items of $655,000, offset by changes in other operating assets and liabilities of $8,262,000. Non-cash operating items include $63,000 of excess income tax benefits from stock-based compensation arrangements as a result of the accounting for certain aspects of its share-based payments to employees. In the fiscal 2019 period, accounts and other receivables increased by $5,131,000 compared to the fiscal 2018 period due primarily to higher receivables from Branded Product Program sales of $2,377,000, higher seasonal license royalties of $1,581,000 and increased seasonal advances to the Advertising Fund of $795,000. In the fiscal 2019 period, prepaid expenses and other current assets decreased by $1,985,000 due principally to the reduction of prepaid income taxes of $1,624,000 which were deposited in fiscal 2018, prior to the successful debt refinancing that have been applied to current year earnings. The decrease in accounts payable, accrued expenses and other current liabilities of $4,874,000 is primarily due the reduction in accrued interest of $2,491,000 due to the May 1, 2018 payment of accrued interest on the 2025 Notes, a reduction of accrued payroll and other benefits of $1,404,000 due primarily to the payment of prior year incentive compensation, and reductions in deferred revenue of $308,000 and accrued rebates of $700,000.

Cash used in investing activities was $138,000 in the fiscal 2019 period in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements.

Cash used in financing activities of $1,371,000 in the fiscal 2019 period relates primarily to the payment of the Company’s regular $0.25 per share cash dividend of $1,047,000. The Company also paid $174,000 for withholding taxes on the net share vesting of employee restricted stock and dividends of $150,000 relating to the previously declared special cash dividend in connection with the vesting of 5,000 shares of the Company’s restricted stock.

During the period from October 2001 through June 24, 2018, Nathan’s purchased 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,236,273 shares at a total cost of approximately $70,145,000, reducing the number of shares then-outstanding by 53.8%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 24, 2018, Nathan’s has repurchased 939,742 shares at a cost of $29,641,000 under the sixth stock repurchase plan. At June 24, 2018, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Management believes that available cash, and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements and stock repurchases for at least the next 12 months.

As discussed above, we had cash at June 24, 2018 aggregating $53,018,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced $135,000,000 10.000% Notes due 2020 with $150,000,000 6.625% Notes due 2025 and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, Nathans’ Board of Directors (the “Board”) authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. The initial $0.25 dividend was declared on June 8, 2018 and paid on June 22, 2018 to shareholders of record at the close of business on June 18, 2018.

Effective August 3, 2018, the Board declared its quarterly cash dividend of $0.25 per share payable on September 21, 2018 to shareholders of record as of the close of business on September 10, 2018. Our ability to pay future dividends is limited by the terms of the Indenture with US Bank National Association, as trustee and collateral trustee. In addition, the payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements. We may also return capital to our shareholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 31, 2019, we will be required to make interest payments of $9,937,500, of which $4,968,750 has been made.

At June 24, 2018, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of June 24, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Cash Contractual Obligations
Long term debt (a)	$150,000	$-	$-	$-	$150,000
Employment Agreements	6,100	1,500	2,250	1,750	600
Operating Leases	10,943	1,658	2,471	2,198	4,616
Gross Cash Contractual Obligations	167,043	3,158	4,721	3,948	155,216
Sublease Income	1,835	287	498	403	647
Net Cash Contractual Obligations	$165,208	$2,871	$4,223	$3,545	$154,569

a)	Represents the Notes due 2025.

At June 24, 2018, the Company had unrecognized tax benefits of $281,000.

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

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal year ended March 29, 2015. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued increasing through June 2017 before beginning to slightly decline until July which is when the costs stabilized through March 2018 at approximately 10% higher than the same period of the fiscal 2017 period. Since April 2018 our commodity cost for hot dogs has been stable. As such, our market price for hot dogs during our fiscal 2019 period was approximately 8.5% lower than the fiscal 2018 period.

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

New York State enacted legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase will be phased in differently between New York City and the rest of New York State. Effective December 31, 2017, the minimum wage increased to $13.50 and $11.75 in New York City and outside of New York City, respectively.

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

Effective November 27, 2017, the City of New York Fair Work Legislation package of bills took effect that the city estimates will cover some 65,000 fast food workers by giving them more predictable work schedules. A key component of the package is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per change, depending on the situation. Due to Nathan’s dependency on weather conditions at our two beach locations during the summer, we are unable to determine the potential impact on our results of operations, which could be material. We have estimated that the daily penalty could amount to as much as $10,000 per day during the height of the summer season for these two restaurants.

Continued increases in labor, food and other operating expenses, including health care, could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

We believe that these increases in the minimum wage and other labor regulations could have a significant financial impact on our financial results and the results of our franchisees that operate in New York State. Our business could be negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of franchised restaurants.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 25, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash

We have historically invested our cash in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 24, 2018, Nathan’s cash aggregated $53,018,000. Earnings on this cash would increase or decrease by approximately $133,000 per annum for each 0.25% change in interest rates.

Borrowings

At June 24, 2018, we had $150,000,000 of Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal year ended March 29, 2015. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued increasing through June 2017 before beginning to slightly decline until July which is when the costs stabilized through March 2018 at approximately 10% higher than the same period of the fiscal 2017 period. Since April 2018 our commodity cost for hot dogs has been stable. As such, our market price for hot dogs during our fiscal 2019 period was approximately 8.5% lower than the fiscal 2018 period.

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

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 24, 2018 would have increased or decreased our cost of sales by approximately $1,376,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 24, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 25, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective August 3, 2018, the Board declared its quarterly cash dividend of $0.25 per share payable on September 21, 2018 to shareholders of record as of the close of business on September 10, 2018.

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

4.3

Amendment No. 1 to Rights Agreement dated as of June 14, 2018, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated June 14, 2018.)

4.4

Indenture, dated as of November 1, 2017, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated November 1, 2017.)

10.1	*2019 Management Incentive Plan for the fiscal year ending March 31, 2019. (1)

10.2	*Amendment to Agreement of Sale between Nathan’s Famous Operating Corp. and 660 86 LLC dated July 15, 2018.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 24, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

(1) Indicates a management plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 3, 2018	By: /s/ Eric Gatoff Eric Gatoff Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2018	By: /s/ Ronald G. DeVos Ronald G. DeVos Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2

Rights Agreement, dated as of June 5, 2013, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, which includes form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase as Exhibit B. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report filed on Form 8-K dated June 11, 2013.)

4.3

Amendment No. 1 to Rights Agreement dated as of June 14, 2018, between Nathan’s Famous, Inc. and American Stock Transfer and Trust Company, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated June 14, 2018.)

4.4

Indenture, dated as of November 1, 2017, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated November 1, 2017.)

10.1	*2019 Management Incentive Plan for the fiscal year ending March 31, 2019. (1)

10.2	*Amendment to Agreement of Sale between Nathan’s Famous Operating Corp. and 660 86 LLC dated July 15, 2018.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 24, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

  (1) Indicates a management plan or arrangement.