Form 10-Q
period 2018-09-23
NATHANS FAMOUS INC
filed 2018-11-02
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2018.

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

_______________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer _____	Accelerated filer _____
Non-accelerated filer _____
Smaller reporting company X	Emerging growth company _____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

At November 2, 2018, an aggregate of 4,191,569 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 23, 2018 and March 25, 2018

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	September 23, 2018	March 25, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$66,154	$57,339
Accounts and other receivables, net (Note F)	10,720	10,502
Inventories	552	384
Prepaid expenses and other current assets (Note G)	523	2,873
Assets held for sale (Note H)	593	610
Total current assets	78,542	71,708

Property and equipment, net of accumulated depreciation of $8,295 and $8,264, respectively	5,202	6,642
Goodwill	95	95
Intangible asset	1,353	1,353
Deferred income taxes	406	-
Long term contractual accounts receivable	440	-
Other assets	343	293

Total assets	$86,381	$80,091

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,654	$6,565
Accrued expenses and other current liabilities (Note I)	11,040	11,248
Deferred franchise fees	559	193
Total current liabilities	16,253	18,006

Long-term debt, net of unamortized debt issuance costs of $4,896 and $5,242, respectively (Note O)	145,104	144,758
Other liabilities (Note I)	1,303	1,355
Deferred franchise fees	3,044	238
Deferred income taxes	-	302

Total liabilities	165,704	164,659

COMMITMENTS AND CONTINGENCIES (Note P)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,318,942 and 9,311,922 shares issued; and 4,191,569 and 4,184,549 shares outstanding at September 23, 2018 and March 25, 2018, respectively	93	93
Additional paid-in capital	60,887	60,823
(Accumulated deficit)	(63,000)	(68,181)
Stockholders’ (deficit) before treasury stock	(2,020)	(7,265)

Treasury stock, at cost, 5,127,373 shares at September 23, 2018 and March 25, 2018	(77,303)	(77,303)
Total stockholders’ (deficit)	(79,323)	(84,568)

Total liabilities and stockholders’ (deficit)	$86,381	$80,091

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and Twenty-six weeks ended September 23, 2018 and September 24, 2017

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 23, 2018	September 24, 2017	September 23, 2018	September 24, 2017

REVENUES
Sales	$21,573	$24,392	$42,044	$46,622
License royalties	5,746	5,764	13,844	13,165
Franchise fees and royalties	1,239	1,315	2,343	2,487
Advertising fund revenue (Note B)	772	-	1,267	-
Total revenues	29,330	31,471	59,498	62,274

COSTS AND EXPENSES
Cost of sales	15,160	17,906	30,606	35,316
Restaurant operating expenses	1,141	1,105	2,051	2,009
Depreciation and amortization	339	367	684	735
General and administrative expenses	3,438	3,359	7,323	7,030
Advertising fund expense (Note B)	772	-	1,267	-
Total costs and expenses	20,850	22,737	41,931	45,090

Income from operations	8,480	8,734	17,567	17,184

Interest expense	(2,651)	(3,663)	(5,301)	(7,326)
Interest income	115	35	176	70
Other income, net	519	21	540	42

Income before provision for income taxes	6,463	5,127	12,982	9,970
Provision for income taxes	1,979	2,007	3,703	3,928
Net income	$4,484	$3,120	$9,279	$6,042

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,188,000	4,179,000	4,187,000	4,178,000
Diluted	4,231,000	4,212,000	4,229,000	4,213,000

Income per share:
Basic	$1.07	$.75	$2.22	$1.45
Diluted	$1.06	$.74	$2.19	$1.43

Dividends declared per share	$.25	$-	$.50	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Twenty-six weeks ended September 23, 2018

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 25, 2018	9,311,922	$93	$60,823	$(68,181)	5,127,373	$(77,303)	$(84,568)

Cumulative effect of the adoption of ASC 606	-	-	-	(2,004)	-	-	(2,004)

Shares issued in connection with share-based compensation plans	7,020	-	134	-	-	-	134

Withholding tax on net share settlement of share-based compensation plans	-	-	(174)	-	-	-	(174)

Dividends on common stock	-	-	-	(2,094)	-	-	(2,094)

Share-based compensation	-	-	104	-	-	-	104

Net income	-	-	-	9,279	-	-	9,279
Balance, September 23, 2018	9,318,942	$93	$60,887	$(63,000)	5,127,373	$(77,303)	$(79,323)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 23, 2018 and September 24, 2017

(in thousands)

(Unaudited)

	September 23, 2018	September 24, 2017
Cash flows from operating activities:
Net income	$9,279	$6,042
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	684	735
Gain on sale of property and equipment	(323)	-
Amortization of debt issuance costs	346	599
Share-based compensation expense	104	199
Income tax benefit on stock option exercises	46	194
Provision for doubtful accounts	92	57
Deferred income taxes	23	40
Changes in operating assets and liabilities:
Accounts and other receivables, net	(310)	(2,636)
Inventories	(168)	(25)
Prepaid expenses and other current assets	2,350	620
Long term contractual accounts receivable	(440)	-
Other assets	(50)	5
Accounts payable, accrued expenses and other current liabilities	(2,015)	(431)
Deferred franchise fees - current	366	102
Deferred franchise fees – long term	71	-
Other liabilities	(52)	(100)

Net cash provided by operating activities	10,003	5,401

Cash flows from investing activities:
Proceeds from disposal of property and equipment	1,330	-
Purchase of property and equipment	(234)	(357)

Net cash provided by (used in) investing activities	1,096	(357)

Cash flows from financing activities:
Proceeds from exercise of stock options	134	-
Dividends paid to stockholders	(2,244)	(125)
Payments of withholding tax on net share settlement of share-based compensation plans	(174)	(157)

Net cash (used in) financing activities	(2,284)	(282)

Net increase in cash	8,815	4,762

Cash, beginning of period	57,339	56,915

Cash, end of period	$66,154	$61,677

Cash paid during the period for:
Interest	$4,968	$6,750
Income taxes paid	$1,319	$3,400

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 23, 2018

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 23, 2018 and September 24, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. We have reclassified certain prior period items in the Consolidated Balance Sheet as of March 25, 2018 and the Statement of Earnings for the thirteen and twenty-six week periods ended September 24, 2017 to be comparable with the classifications as of and for the thirteen and twenty-six week periods ended September 23, 2018. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ deficit or net income. Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 25, 2018.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2018.

Effective March 26, 2018, the Company adopted Accounting Standards Codification 606, “Revenue Recognition – Revenue from Contracts with Customers” (“ASC 606”). There have been no other significant changes to the Company’s significant accounting policies subsequent to March 25, 2018.

NOTE B – ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 606 which amends the guidance in former ASC 605, “Revenue Recognition.” The core principle of the standard is to recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. The standard also requires additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

Under the new guidance, which supersedes the previous industry-specific guidance, the revenue, expenses and cash flows of the Advertising Fund are fully consolidated into the Company’s Consolidated Statements of Earnings and Statements of Cash Flows.

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

Impacts on Consolidated Financial Statements

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended September 23, 2018 (in thousands):

		Adjustments
	As Reported	Franchise Fees	Balance Sheet Reclassifications	Balances Without Adoption
Condensed Consolidated Balance Sheet
September 23, 2018
Deferred income taxes	406	(731)	325	-
Total assets	86,381	(731)	325	85,975
Accrued expenses and other current liabilities	11,040	(112)	-	10,928
Deferred franchise fees	559	(378)	14	195
Total current liabilities	16,253	(490)	14	15,777
Deferred income taxes	-	-	325	325
Deferred franchise fees	3,044	(2,219)	(14)	811
Total liabilities	165,704	(2,709)	325	163,320
(Accumulated deficit)	(63,000)	1,978	-	(61,022)
Stockholders’ (deficit) before treasury stock	(2,020)	1,978	-	(42)
Total stockholders’ (deficit)	(79,323)	1,978	-	(77,345)
Total liabilities and stockholders’ (deficit)	86,381	(731)	325	85,975

		Adjustments
	As Reported	Franchise Fees	Balance Sheet Reclassifications	Balances Without Adoption
Condensed Consolidated Statement of Earnings
Thirteen weeks ended September 23, 2018
Franchise fees and royalties	1,239	(66)	-	1,173
Advertising fund revenue	772	-	(772)	-
Total revenues	29,330	(66)	(772)	28,492
General and administrative expenses	3,438	(2)	-	3,436
Advertising fund expense	772	-	(772)	-
Total costs and expenses	20,850	(2)	(772)	20,076
Income from operations	8,480	(64)	-	8,416
Income before provision for income taxes	6,463	(64)	-	6,399
Provision for income taxes	1,979	(20)	-	1,959
Net income	4,484	(44)	-	4,440

Condensed Consolidated Statement of Earnings
Twenty-six weeks ended September 23, 2018
Franchise fees and royalties	2,343	(138)	-	2,205
Advertising fund revenue	1,267	-	(1,267)	-
Total revenues	59,498	(138)	(1,267)	58,093
General and administrative expenses	7,323	(98)	-	7,225
Advertising fund expense	1,267	-	(1,267)	-
Total costs and expenses	41,931	(98)	(1,267)	40,566
Income from operations	17,567	(40)	-	17,527
Income before provision for income taxes	12,982	(40)	-	12,942
Provision for income taxes	3,703	(14)	-	3,689
Net income	9,279	(26)	-	9,253

		Adjustments
	As Reported	Franchise Fees	Advertising Fund	Balances Without Adoption
Condensed Consolidated Statement of Cash Flows
Twenty-six weeks ended September 23, 2018
Cash flows from operating activities:
Net income	9,279	(26)	-	9,253
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	(2,015)	(112)	-	(2,127)
Deferred franchise fees	437	138	-	575
Net cash provided by operating activities	10,003	-	-	10,003
Net cash provided by investing activities	1,096	-	-	1,096
Net cash (used in) financing activities	(2,284)	-	-	(2,284)
Net increase in cash	8,815	-	-	8,815

Contract balances

The following table provides information about receivables and contract liabilities (Deferred franchise fees) from contracts with customers (in thousands):

September 23, 2018
Receivables (a)	$480
Deferred franchise fees (b)	$3,183

(a)	Receivables of $40 and $440 are included in Accounts and other receivables, net and Long term contractual accounts receivable, respectively.
(b)	Deferred franchise fees of $364 and $2,819 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in Deferred franchise fees are as follows (in thousands):

Twenty-six Weeks Ended
September 23, 2018
Deferred franchise fees at beginning of period (a)	$3,139
Additions to deferred revenue	706
Revenue recognized during the period	(242)
Deferred franchise fees at end of period	$3,603

(a)      Includes the cumulative effect of adopting ASC 606 of $2,735.

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2019 (a)	$163
2020	337
2021	329
2022	318
2023	282
Thereafter	2,174
Total	$3,603

(a) Represents franchise fees expected to be recognized for the remainder of the 2019 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $242 of franchise fee revenue recognized for the twenty-six weeks ended September 23, 2018.

We have applied the optional exemption, as provided for under ASC 606, which allows us not to disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

NOTE C – NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees.  The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods.  The standard is required to take effect in Nathan’s first quarter (June 2019) of our fiscal year ending March 29, 2020.  The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months.  The guidance requires either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements. The new guidance also provides several practical expedients and policies that companies may elect under either transition method. We currently expect to apply the alternative transition method and elect the package of practical expedients under which we will not reassess the classification of our existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. We do not expect to elect the practical expedient that permits a reassessment of lease terms for existing leases and are continuing to evaluate other practical expedients and elections specified in the new guidance. As of September 23, 2018, there were $10,492,000 in future minimum rental payments for operating leases that are not currently recorded on our balance sheet; therefore, we expect this new guidance will have a material impact on our consolidated balance sheets and related disclosures.  We do not expect the adoption of this guidance to have a material impact on our consolidated statements of earnings and statement of cash flows.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 23, 2018 and September 24, 2017, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2018	2017	2018	2017	2018	2017
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$4,484	$3,120	4,188	4,179	$1.07	$0.75
Effect of dilutive employee stock options	-	-	43	33	(0.01)	(0.01)
Diluted EPS
Diluted calculation	$4,484	$3,120	4,231	4,212	$1.06	$0.74

Twenty-six weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2018	2017	2018	2017	2018	2017
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$9,279	$6,042	4,187	4,178	$2.22	$1.45
Effect of dilutive employee stock options	-	-	42	35	(0.03)	(0.02)
Diluted EPS
Diluted calculation	$9,279	$6,042	4,229	4,213	$2.19	$1.43

There were no options to purchase shares of common stock for the thirteen and twenty-six week periods ended September 23, 2018 and September 24, 2017 excluded from the computation of diluted earnings per share.

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

The Company’s long-term debt had a face value of $150,000,000 as of September 23, 2018 and a fair value of $150,375,000 as of September 23, 2018. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period, which we classify as Level 2.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 23, 2018, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 23,	March 25,
	2018	2018

Branded product sales	$7,760	$7,604
Franchise and license royalties	2,099	2,767
Other	1,489	599
	11,348	10,970

Less: allowance for doubtful accounts	628	468
Accounts and other receivables, net	$10,720	$10,502

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

Changes in the Company’s allowance for doubtful accounts for the twenty-six week period ended September 23, 2018 and the fiscal year ended March 25, 2018 are as follows (in thousands):

	September 23, 2018	March 25, 2018

Beginning balance	$468	$457
Reclassification to conform with ASC 606	77	-
Bad debt expense	92	34
Accounts written off	(9)	(23)
Ending balance	$628	$468

NOTE G – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 23,	March 25,
	2018	2018

Income taxes	$-	$1,624
Insurance	110	266
Other	413	983
Total prepaid expenses and other current assets	$523	$2,873

NOTE H – ASSETS HELD FOR SALE

Prior to the end of fiscal 2018, we entered into an agreement to sell a Company-owned restaurant located in Bay Ridge, Brooklyn, NY for $12,250,000.  At September 23, 2018, we had received a $2,201,000 non-refundable deposit toward the sale of this restaurant which was included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet. The sale was expected to close during the second quarter of fiscal 2019.  Effective July 15, 2018, we amended the Agreement of Sale to extend the closing date until October 2018 and received an additional down-payment of $1,000,000 and a $175,000 fee to extend the closing date by three months. Property and equipment of $593,000 and $610,000 related to this sale has been classified as Assets held for sale in our Consolidated Balance Sheets at September 23, 2018 and March 25, 2018, respectively.  The sale was completed on October 23, 2018.

On August 9, 2018, the Company completed the sale of its regional office building located in Fort Lauderdale, Florida for proceeds of $1,330,000 and recorded a gain of $323,000, which represented the excess of the proceeds, less costs to sell, over the carrying value on that date. The gain was recorded in Other income, net in the Company’s Consolidated Statement of Earnings during the thirteen weeks ended September 23, 2018.

NOTE I – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 23,	March 25,
	2018	2018
Payroll and other benefits	$1,960	$2,733
Accrued rebates	1,255	1,541
Rent and occupancy costs	213	200
Deferred revenue	209	780
Construction costs	58	68
Interest	3,934	3,948
Professional fees	84	157
Sales, use and other taxes	941	80
Dividend payable	-	150
Deposit payable	2,201	1,201
Other	185	390
Total accrued expenses and other current liabilities	$11,040	$11,248

Other liabilities consist of the following (in thousands):

	September 23,	March 25,
	2018	2018
Reserve for uncertain tax positions	$467	$467
Deferred rental liability	625	677
Other	211	211
Total other liabilities	$1,303	$1,355

NOTE J – REVENUES

The Company’s disaggregated revenues for the thirteen and twenty-six weeks ended September 23, 2018 and September 24, 2017 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 23, 2018	September 24, 2017 (1)	September 23, 2018	September 24, 2017 (1)

Branded Products	$15,410	$18,130	$31,855	$36,067
Company-operated restaurants	6,163	6,262	10,189	10,555
Total sales	21,573	24,392	42,044	46,622

License royalties	5,746	5,764	13,844	13,165

Royalties	1,104	1,218	2,101	2,330
Franchise fees	135	97	242	157
Total franchise fees and royalties	1,239	1,315	2,343	2,487

Advertising fund revenue	772	-	1,267	-

Total revenues	$29,330	$31,471	$59,498	$62,274

(1) As disclosed in Note B, prior period amounts have not been adjusted under the modified retrospective method of adoption of ASC 606.

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 23, 2018	September 24, 2017	September 23, 2018	September 24, 2017

United States	$28,620	$29,779	$57,476	$58,643
International	710	1,692	2,022	3,631
Total revenues	$29,330	$31,471	$59,498	$62,274

NOTE K – INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted which among other provisions, permanently reduces the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminates the corporate Alternative Minimum Tax.  The Tax Act limits the deduction of business interest, net of interest income, to 30 percent of the adjusted taxable income of the taxpayer in any taxable year.  Any amount disallowed under the limitation is treated as business interest paid or accrued in the following year.  Disallowed interest will have an indefinite carryforward.  The Tax Act also repeals the performance-based exception to the $1.0 million deduction limitation on executive compensation and modifies the definition of “covered employees”. Additionally, the Tax Act intended to allow businesses to immediately expense the full cost of new equipment. However, the law as written does not currently permit restaurant companies to take advantage of the laws’ intention.

The income tax provisions for the twenty-six week periods ended September 23, 2018 and September 24, 2017 reflect effective tax rates of 28.5% and 39.4%, respectively. The majority of the decline in the Company’s tax rate is due to the reduction in our Federal income tax rate from 34% to 21% pursuant to the Tax Act. Nathan’s effective tax rates for the twenty-six week periods ended September 23, 2018 and September 24, 2017 were reduced by 0.4% and 1.9%, respectively, as a result of the tax benefits associated with stock compensation. For the twenty-six week periods ended September 23, 2018 and September 24, 2017, excess tax benefits of $46,000 and $194,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes.

The amount of unrecognized tax benefits at September 23, 2018 was $250,000, all of which would impact Nathan’s effective tax rate, if recognized. As of September 23, 2018, Nathan’s had $238,000 of accrued interest and penalties in connection with unrecognized tax benefits.

In January 2018, Nathan’s received notification from the State of Virginia that it was seeking to review Nathan’s tax returns for the period April 2014 through March 2017. The review has been completed; Nathan’s has accepted the findings and settled the matter in the second quarter fiscal 2019. The effects of the review have been factored into the Company’s effective tax rate for fiscal 2019.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2019 will be in the range of approximately 27.0% to 30.0% excluding the impact of any discrete items recorded and excess tax benefit associated with stock compensation. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates. In addition, the ultimate benefit of the Tax Act on Nathan’s is unclear as the lower annual tax rate could be outweighed by deduction limitations and other provisions included in further guidance and regulations.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	Sept. 23, 2018	Sept. 24, 2017	Sept. 23, 2018	Sept. 24, 2017

Revenues
Branded Product Program	$15,410	$18,130	$31,855	$36,067
Product licensing	5,746	5,764	13,844	13,165
Restaurant operations	7,402	7,577	12,532	13,042
Corporate (1)	772	-	1,267	-
Total revenues	$29,330	$31,471	$59,498	$62,274

Income from operations
Branded Product Program	$2,730	$2,692	$5,261	$4,964
Product licensing	5,700	5,719	13,753	13,075
Restaurant operations	2,095	2,335	2,845	3,230
Corporate	(2,045)	(2,012)	(4,292)	(4,085)
Income from operations	$8,480	$8,734	$17,567	$17,184
Interest expense	(2,651)	(3,663)	(5,301)	(7,326)
Interest income	115	35	176	70
Other income, net	519	21	540	42
Income before provision for income taxes	$6,463	$5,127	$12,982	$9,970

(1)	Represents advertising fund revenue

NOTE M– SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended September 23, 2018 and September 24, 2017 was $23,000 and $100,000, respectively. Total share-based compensation during the twenty-six week periods ended September 23, 2018 and September 24, 2017 was $104,000 and $199,000, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of September 23, 2018, there was $342,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately thirty-six months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	Sept. 23, 2018	Sept. 24, 2017	Sept. 23, 2018	Sept. 24, 2017

Stock options	$22	$38	$60	$76
Restricted stock	1	62	44	123
Total compensation cost	$23	$100	$104	$199

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

During the twenty-six week period ended September 23, 2018, the Company granted options to purchase 10,000 shares at an exercise price of $89.90 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a three year period commencing September 12, 2018.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirteen weeks and twenty-six weeks ended September 23, 2018, are as follows:

Weighted-average option fair values	$25.6314
Expected life (years)	4.5
Interest rate	2.87%
Volatility	32.57%
Dividend yield	1.11%

The expected dividend yield is based on historical and projected dividend yields. The Company expects volatility based primarily on historical monthly price changes of the Company’s stock equal to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on expected employment termination behavior.

Transactions with respect to stock options for the twenty-six weeks ended September 23, 2018 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 25, 2018 fiscal year (A)	68,498	$33.438	1.36	$2,648
Granted	10,000	89.900	4.97	-
Exercised	(4,030)	33.438	-	224
Options outstanding at September 23, 2018	74,468	$41.020	1.42	$3,430

Options exercisable at September 23, 2018	64,468	$33.438	0.87	$3,430

A-	Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s 2015 and 2017 special dividends.

Restricted stock:

Transactions with respect to restricted stock for the twenty-six weeks ended September 23, 2018 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 25, 2018	5,000	$49.80
Granted	1,000	89.90
Vested	(5,000)	(49.80)
Unvested restricted stock at September 23, 2018	1,000	$89.90

During the twenty-six week period ended September 23, 2018, the Company granted 1,000 shares of restricted stock at a fair value of $89.90 per share representing the closing price on the date of the grant, which will be fully vested three years from the date of grant. The restrictions on the shares lapse ratably over a three-year period on the annual anniversary of the date of grant. The compensation expense related to this restricted stock award is expected to be $89,900 and will be recognized, commencing on the grant date, over three years.

NOTE N– STOCKHOLDERS’ EQUITY

1. Dividends

On May 31, 2018, Nathan’s Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. The initial $0.25 per share dividend was declared on June 8, 2018 and paid on June 22, 2018 to stockholders of record at the close of business on June 18, 2018. Effective August 3, 2018, the Board declared its quarterly cash dividend of $0.25 per share which was paid on September 21, 2018 to stockholders of record at the close of business on September 10, 2018. Through September 23, 2018, we have paid $2,094,000 of regular dividends.

Effective November 2, 2018, the Board of Directors declared its quarterly cash dividend of $0.25 per share payable on December 14, 2018 to stockholders of record at the close of business on December 3, 2018. Our ability to pay future dividends is limited by the terms of the Indenture, dated November 1, 2017, between the Company, certain of its wholly-owned subsidiaries, as guarantors and U.S. Bank National Association, as trustee and collateral trustee (the “Indenture”). In addition, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

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

On June 14, 2018, the Company and American Stock Transfer and Trust Company, LLC, the Rights Agent, amended the 2013 Rights Plan. The Amendment postponed the expiration date to September 30, 2018, at which time it terminated.

At September 23, 2018, the Company had reserved 5,165,171 shares of common stock for issuance upon exercise of the 2013 Rights.  On September 30, 2018, the Rights Plan terminated.

3. Stock Repurchase Programs

During the period from October 2001 through September 23, 2018, Nathan’s purchased 5,127,373 shares of common stock at a cost of approximately $77,303,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the twenty-six week period ended September 23, 2018, we did not repurchase any shares of common stock.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 23, 2018, Nathan’s had repurchased 939,742 shares at a cost of $29,641,000 under the sixth stock repurchase plan. At September 23, 2018, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE O – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 23,	March 25,
	2018	2018

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(4,896)	(5,242)
Long-term debt, net	$145,104	$144,758

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

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The Company made its required semi-annual interest payments of $4,968,750 on May 1, 2018 and November 1, 2018.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

The terms and conditions of the 2025 Notes are as follows:

There are no financial maintenance covenants associated with the 2025 Notes. As of September 23, 2018, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with John Morrell & Co., economic, weather (including the effects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during Summer months), and changes in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative, business conditions or tariffs; the collectibility of receivables; changes in consumer tastes; the impact of our debt service and repayment obligations under the 2025 Notes; the impact of the Tax Cuts and Jobs Act (“Tax Act”); the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including court decisions which could render a franchisor as a “joint employee” or the impact of our new union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli;  as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 25, 2018, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At September 23, 2018, our restaurant system consisted of 265 Nathan’s franchised units, including 121 Branded Menu units, and five Company-owned units (including one seasonal unit), one of which was sold subsequent to September 23, 2018, located in 22 states, and 12 foreign countries. At September 24, 2017, our restaurant system consisted of 281 Nathan’s franchised units, including 125 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 19 states, and 12 foreign countries.

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

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the “2025 Notes”) and used the majority of the proceeds of this offering to redeem the 2020 Notes (the “Redemption”), paid a portion of the special $5.00 cash dividend and used any remaining proceeds for general corporate purposes, including working capital. Our future results could also be impacted by our obligations under the 2025 Notes. As a result of the issuance of the 2025 Notes, Nathan’s expects to incur interest expense of $9,937,500 per annum, reducing its cash interest expense by $3,562,500 per annum as compared to our annual interest requirements under the 2020 Notes. Nathan’s expects to incur annual amortization of debt issuance costs of approximately $691,000 through November 1, 2025. The impact of interest expense resulting from the refinancing on net income has been reflected in our results for the thirteen and twenty-six week periods ended September 23, 2018 and September 24, 2017.

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

The following is a reconciliation of Net income to Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 23, 2018	September 24, 2017	September 23, 2018	September 24, 2017
	(unaudited)		(unaudited)

Net income	$4,484	$3,120	$9,279	$6,042
Interest expense	2,651	3,663	5,301	7,326
Provision for income taxes	1,979	2,007	3,703	3,928
Depreciation and amortization	339	367	684	735
EBITDA	9,453	9,157	18,967	18,031

Stock-based compensation	23	100	104	199
Adjusted EBITDA	$9,476	$9,257	$19,071	$18,230

Results of Operations

Thirteen weeks ended September 23, 2018 compared to thirteen weeks ended September 24, 2017

Revenues

Total sales decreased by 11.6% to $21,573,000 for the thirteen weeks ended September 23, 2018 (“second quarter fiscal 2019”) as compared to $24,392,000 for the thirteen weeks ended September 24, 2017 (“second quarter fiscal 2018”). Foodservice sales from the Branded Product Program decreased by 15.0% to $15,410,000 for the second quarter fiscal 2019 as compared to sales of $18,130,000 in the second quarter fiscal 2018. Our average selling prices decreased by approximately 9.2% as a result of our pricing strategy, which is more closely correlated to the cost of beef which decreased by approximately 11.5%, during the second quarter fiscal 2019 as compared to the second quarter fiscal 2018. During the second quarter fiscal 2019, the volume of business decreased by approximately 8.6%. During the fiscal 2018 period, we added a new distributor to our distribution network that increased our sales during implementation of the new distributor. In addition to the additional business realized, this distributor temporarily provided distribution to a number of significant contract accounts, further increasing their fiscal 2018 purchases. During fiscal 2019, distribution reverted to our traditional methodology, which reduced their inventory purchases from us. We estimate that excluding the effects of the re-distributors’ purchases in both years, we estimate that customer shipments, decreased by approximately 2.3% during the second quarter fiscal 2019. Total Company-owned restaurant sales were $6,163,000 during the second quarter fiscal 2019 compared to $6,262,000 during the second quarter fiscal 2018 due to lower sales at our Coney Island Boardwalk location principally due to the unfavorable weather conditions during the summer months.

License royalties were $5,746,000 in the second quarter fiscal 2019 as compared to $5,764,000 in the second quarter fiscal 2018. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail were $5,257,000 for the second quarter fiscal 2019 as compared to $5,288,000 in the second quarter fiscal 2018. The decrease is due to a 3.7% decrease in volume during the second quarter fiscal 2019 as compared to the second quarter fiscal 2018, in addition to a decrease in average selling prices of approximately 1.7%, on which our royalties are calculated. We also earned $98,000 from John Morrell & Co. from new products, other than hot dogs, during the second quarter fiscal 2019. Beginning in fiscal 2019, we agreed to reduce the royalty rate earned on the foodservice business with John Morrell & Co., on sales of hot dogs to Sam’s Club, in an attempt to secure additional business. As a result of these actions, we secured additional business which increased royalties by $120,000 as compared to the second quarter fiscal 2018. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $13,000 during the second quarter fiscal 2019 as compared to the second quarter fiscal 2018.

Franchise fees and royalties were $1,239,000 in the second quarter fiscal 2019 as compared to $1,315,000 in the second quarter fiscal 2018. Total royalties were $1,104,000 in the second quarter fiscal 2019 as compared to $1,218,000 in the second quarter fiscal 2018. Royalties earned under the Branded Menu program were $253,000 in the second quarter fiscal 2019 as compared to $313,000 in the second quarter fiscal 2018. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $841,000 in the second quarter fiscal 2019 as compared to $895,000 in the second quarter fiscal 2018. Franchise restaurant sales decreased to $18,559,000 in the second quarter fiscal 2019 as compared to $20,295,000 in the second quarter fiscal 2018 primarily due to the impact of units closed in the previous fiscal year in addition to a 2.6% decline in comparable domestic sales. Comparable domestic franchise sales (consisting of 93 Nathan’s outlets, excluding sales under the Branded Menu Program) were $15,478,000 in the second quarter fiscal 2019 as compared to $15,895,000 in the second quarter fiscal 2018.

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

At September 23, 2018, 265 domestic and international franchised or Branded Menu Program franchise outlets were operating compared to 281 domestic and international franchised or Branded Menu Program franchise outlets at September 24, 2017. Total franchise fee income, including cancellations, was $135,000 in the second quarter fiscal 2019 compared to $97,000 in the second quarter fiscal 2018. Domestic franchise fee income was $39,000 in the second quarter fiscal 2019 compared to $76,000 in the second quarter fiscal 2018. International franchise fee income was $34,000 in the second quarter fiscal 2019 compared to $11,000 during the second quarter fiscal 2018. During the second quarter fiscal 2019, total franchise fees would have been $69,000 under the previous revenue recognition guidance. During the second quarter fiscal 2019, five new franchised outlets opened, including three new Branded Menu Program outlets. During the second quarter fiscal 2018, 17 new franchised outlets opened, including eight new Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $772,000 during the second quarter fiscal 2019 period. Pursuant to the adoption of ASC 606, income and expenses of the Advertising Fund are required to be included as components of the Company’s Statements of Earnings and Cash Flows. Nathan’s manages its Advertising Fund with the expectation that inflows and outflows will be offsetting and has also recorded a separate Advertising fund expense. Prior to the adoption of ASC 606, the activities of the Advertising Fund were reported within the Consolidated Balance Sheet.

Costs and Expenses

Overall, our cost of sales decreased by 15.3% to $15,160,000 in the second quarter fiscal 2019 as compared to $17,906,000 in the second quarter fiscal 2018. Our gross profit (representing the difference between sales and cost of sales) decreased to $6,413,000 or 29.7% of sales during the second quarter fiscal 2019 as compared to $6,486,000 or 26.6% of sales during the fiscal 2018 period. The margin improvement was primarily due to the lower cost of beef in the Branded Product Program and in the Company-operated restaurants partly offset due to the higher labor costs at the Company-owned restaurants due to the annual increases in the New York minimum wages and other labor regulations.

Cost of sales in the Branded Product Program decreased by approximately $2,832,000 during the second quarter fiscal 2019 period as compared to the second quarter fiscal 2018 period, primarily due to the 11.5% decrease in the average cost per pound of our hot dogs and the 8.6% decrease in the volume of product sold discussed above. We did not make any purchase commitments of beef during the fiscal 2019 and 2018 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2019 was $3,131,000 or 50.8% of restaurant sales, as compared to $3,045,000 or 48.6% of restaurant sales in the second quarter fiscal 2018 primarily due to the impact of higher labor costs principally associated with the effects of the New York State minimum wage increase. Lower beef costs were offset by higher seafood and other food costs during the second quarter fiscal 2019. We expect that our labor costs going forward will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State, other labor regulations and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $1,141,000 in the second quarter fiscal 2019 as compared to $1,105,000 in the second quarter fiscal 2018. The increase in restaurant operating costs results primarily from higher home delivery costs, insurance and maintenance.

Depreciation and amortization was $339,000 in the second quarter fiscal 2019 as compared to $367,000 in the second quarter fiscal 2018.

General and administrative expenses increased by $79,000 or 2.4% to $3,438,000 in the second quarter fiscal 2019 as compared to $3,359,000 in the second quarter fiscal 2018. The increase in general and administrative expenses was primarily attributable to higher compensation and marketing costs, partly offset by lower professional fees and lower occupancy costs after selling the Florida office.

Advertising fund expense was $772,000 during the second quarter fiscal 2019. Pursuant to the adoption of ASC 606, revenue and expenses of the Advertising Fund are required to be included as components of the Company’s Statements of Earnings and Cash Flows. Nathan’s manages its Advertising Fund with the expectation that inflows and outflows will be offsetting. Prior to the adoption of ASC 606, the activities of the Advertising Fund were reported within the Consolidated Balance Sheet.

Other Items

Interest expense of $2,651,000 in the second quarter fiscal 2019 represented accrued interest of $2,478,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $173,000. Interest expense of $3,663,000 in the second quarter fiscal 2018 represented accrued interest of $3,364,000 on the 2020 Notes and amortization of debt issuance costs of $299,000.

Interest income was $115,000 for the second quarter fiscal 2019 as compared to $35,000 in the second quarter fiscal 2018.

Other income primarily relates to a gain on the sale of our Florida office of $323,000, a fee of $175,000 to extend the closing date of the sale of our restaurant located in Bay Ridge, Brooklyn, NY by three months and sublease income from a franchised restaurant which was $21,000 in each of the second quarter fiscal 2019 and second quarter fiscal 2018.

Provision for Income Taxes

On December 22, 2017, the Tax Act was enacted which among other provisions, permanently reduces the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminates the corporate Alternative Minimum Tax.  The Tax Act limits the deduction of business interest, net of interest income, to 30 percent of the adjusted taxable income of the taxpayer in any taxable year.  Any amount disallowed under the limitation is treated as business interest paid or accrued in the following year.  Disallowed interest will have an indefinite carryforward.  The Tax Act also repeals the performance-based exception to the $1.0 million deduction limitation on executive compensation and modifies the definition of “covered employees”. Additionally, the Tax Act intended to allow businesses to immediately expense the full cost of new equipment. However, the law as written does not currently permit restaurant companies to take advantage of the laws’ intention.

The income tax provision for the thirteen week periods ended September 23, 2018 and September 24, 2017 reflect effective tax rates of 30.6% and 39.1%, respectively.  The majority of the decline in the Company’s tax rate is due to the reduction in our Federal income tax rate from 34% to 21% pursuant to the Tax Act.  Nathan’s effective tax rate for the thirteen week period ended September 24, 2017 was reduced by 2.3%, respectively, as a result of the tax benefits associated with stock compensation. Nathan’s effective tax rate without this adjustment would have been 41.4% for the second quarter fiscal 2018.  As described under Note K to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2019 will be in the range of approximately 27.0% to 30.0% excluding the impact of the excess tax benefits associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits.

The amount of unrecognized tax benefits at September 23, 2018 was $250,000, all of which would impact Nathan’s effective tax rate, if recognized. As of September 23, 2018, Nathan’s had $238,000 of accrued interest and penalties in connection with unrecognized tax benefits.

In January 2018, Nathan’s received notification from the State of Virginia that it was seeking to review Nathan’s tax returns for the period April 2014 through March 2017. The review has been completed; Nathan’s has accepted the findings and settled the matter in the second quarter fiscal 2019. The effects of the review have been factored into the Company’s effective tax rate for fiscal 2019.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2019 will be in the range of approximately 27.0% to 30.0% excluding the impact of any discrete items recorded and excess tax benefit associated with stock compensation. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates. In addition, the ultimate benefit of the Tax Act on Nathan’s is unclear as the lower annual tax rate could be outweighed by deduction limitations and other provisions included in further guidance and regulations.

Results of Operations

Twenty-six weeks ended September 23, 2018 compared to twenty-six weeks ended September 24, 2017

Revenues

Total sales decreased by 9.8% to $42,044,000 for the twenty-six weeks ended September 23, 2018 (“fiscal 2019 period”) as compared to $46,622,000 for the twenty-six weeks ended September 24, 2017 (“fiscal 2018 period”). Foodservice sales from the Branded Product Program decreased by 11.7% to $31,855,000 for the fiscal 2019 period as compared to sales of $36,067,000 in the fiscal 2018 period. Our average selling prices decreased by approximately 7.2% as a result of our pricing strategy, which is more closely correlated to the cost of beef which decreased by approximately 10.0%, during the fiscal 2019 period as compared to the fiscal 2018 period. During the fiscal 2019 period, the volume of business decreased by approximately 6.3%. During the fiscal 2018 period, we added a new distributor to our distribution network that increased our sales during implementation of the new distributor. In addition to the additional business realized, this distributor temporarily provided distribution to a number of significant contract accounts, further increasing their fiscal 2018 purchases. During fiscal 2019, distribution reverted to our traditional methodology, which reduced their inventory purchases from us. We estimate that excluding the effects of the re-distributors’ purchases in both years, we estimate that customer shipments, increased by approximately 2.8% during the fiscal 2019 period.  Total Company-owned restaurant sales were $10,189,000 during the fiscal 2019 period compared to $10,555,000 during the fiscal 2018 period due to lower sales at our Coney Island locations principally during April 2018 and during the summer of 2018 when the weather was exceptionally unfavorable in the Northeastern United States.

License royalties were $13,844,000 in the fiscal 2019 period as compared to $13,165,000 in the fiscal 2018 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail increased 5.1% to $12,795,000 for the 2019 fiscal period as compared to $12,173,000 in the fiscal 2018 period. The increase is due to a 3.4% increase in volume during the fiscal 2019 period as compared to the fiscal 2018 period, in addition to an increase in average selling prices of approximately 1.6%, on which our royalties are calculated. Beginning in fiscal 2019, we agreed to reduce the royalty rate earned on the foodservice business with John Morrell & Co., substantially on sales of hot dogs to Sam’s Club, in an attempt to secure additional business. Overall, we earned reduced royalties of $23,000 as compared to the fiscal 2018 period. We also earned $98,000 from John Morrell & Co. from new products, other than hotdogs, during the fiscal 2019 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $57,000 during the fiscal 2019 period as compared to the fiscal 2018 period.

Franchise fees and royalties were $2,343,000 in the fiscal 2019 period as compared to $2,487,000 in the fiscal 2018 period. Total royalties were $2,101,000 in the fiscal 2019 period as compared to $2,330,000 in the fiscal 2018 period. Royalties earned under the Branded Menu program were $465,000 in the fiscal 2019 period as compared to $586,000 in the fiscal 2018 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $1,619,000 in the fiscal 2019 period as compared to $1,716,000 in the fiscal 2018 period. Franchise restaurant sales decreased to $35,932,000 in the fiscal 2019 period as compared to $39,141,000 in the fiscal 2018 period primarily due to the impact of units closed in the previous fiscal year and a 0.6% decrease in comparable domestic sales. Comparable domestic franchise sales (consisting of 89 Nathan’s outlets, excluding sales under the Branded Menu Program) were $29,674,000 in the fiscal 2019 period as compared to $29,854,000 in the fiscal 2018 period.

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

At September 23, 2018, 265 domestic and international franchised or Branded Menu Program franchise outlets were operating compared to 281 domestic and international franchised or Branded Menu Program franchise outlets at September 24, 2017. Total franchise fee income, including cancellations, was $242,000 in the fiscal 2019 period compared to $157,000 in the fiscal 2018 period. Domestic franchise fee income was $79,000 in the fiscal 2019 period compared to $107,000 in the fiscal 2018 period. International franchise fee income was $121,000 in the fiscal 2019 period compared to $40,000 during the fiscal 2018 period. Cancellation fees, were $42,000 in the fiscal 2019 period compared to $10,000 during the fiscal 2018 period. During the fiscal 2019 period, total franchise fees would have been $104,000, under the previous revenue recognition guidance. During the fiscal 2019 period, nine new franchised outlets opened including two international locations and four new Branded Menu Program outlets opened. During the fiscal 2018 period, 27 new franchised outlets opened including nine international locations and 15 new Branded Menu Program outlets opened.

Advertising fund revenue, after eliminating Company contributions, was $1,267,000 during the fiscal 2019 period. Pursuant to the adoption of ASC 606, income and expenses of the Advertising Fund are required to be included as components of the Company’s Statements of Earnings and Cash Flows. Nathan’s manages its Advertising Fund with the expectation that inflows and outflows will be offsetting and has also recorded a separate Advertising fund expense. Prior to the adoption of ASC 606, the activities of the Advertising Fund were reported within the Consolidated Balance Sheet.

Costs and Expenses

Overall, our cost of sales decreased by 13.3% to $30,606,000 in the fiscal 2019 period as compared to $35,316,000 in the fiscal 2018 period. Our gross profit (representing the difference between sales and cost of sales) increased to $11,438,000 or 27.2% of sales during the fiscal 2019 period as compared to $11,306,000 or 24.3% of sales during the fiscal 2018 period. The margin improvement was primarily due to the lower cost of beef in the Branded Product Program and in the Company-operated restaurants partly offset due to the higher labor costs at the Company-owned restaurants due to the annual increases in the New York minimum wages and other labor regulations.

Cost of sales in the Branded Product Program decreased by approximately $4,630,000 during the fiscal 2019 period as compared to the fiscal 2018 period, primarily due to the 10.0% decrease in the average cost per pound of our hot dogs and the 6.3% decrease in the volume of product sold discussed above. We did not make any purchase commitments of beef during the fiscal 2019 and 2018 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2019 period was $5,435,000 or 53.3% of restaurant sales, as compared to $5,515,000 or 52.3% of restaurant sales in the fiscal 2018 period primarily due to the impact of higher labor costs principally associated with the effects of the New York State minimum wage increase. Lower beef costs were offset by higher seafood and other food costs during the second quarter fiscal 2019. We expect that our labor costs going forward will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State, other labor regulations and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $2,051,000 in the fiscal 2019 period as compared to $2,009,000 in the fiscal 2018 period. The increase in restaurant operating costs results primarily from higher home delivery costs, occupancy costs, insurance and maintenance.

Depreciation and amortization was $684,000 in the fiscal 2019 period as compared to $735,000 in the fiscal 2018 period as a result of lower capital spending.

General and administrative expenses increased by $293,000 or 4.2% to $7,323,000 in the fiscal 2019 period as compared to $7,030,000 in the fiscal 2018 period. The increase in general and administrative expenses was primarily attributable to higher marketing expenses and professional fees. We incurred professional fees of approximately $38,000 to implement ASC 606 and we were also required to expense approximately $98,000 of legal fees as a result of the adoption of ASC 606, which would have previously been offset against franchise fee revenue. We also incurred higher legal fees in connection with the sale of two Company-owned properties.

Advertising fund expense was $1,267,000 during the fiscal 2019 period. Pursuant to the adoption of ASC 606, revenue and expenses of the Advertising Fund are required to be included as components of the Company’s Statements of Earnings and Cash Flows. Nathan’s manages its Advertising Fund with the expectation that inflows and outflows will be offsetting. Prior to the adoption of ASC 606, the activities of the Advertising Fund were reported within the Consolidated Balance Sheet.

Other Items

Interest expense of $5,301,000 in the fiscal 2019 period represented accrued interest of $4,955,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $346,000. Interest expense of $7,326,000 in the fiscal 2018 period represented accrued interest of $6,727,000 on the 2020 Notes and amortization of debt issuance costs of $599,000.

Interest income was $176,000 for the fiscal 2019 period as compared to $70,000 in the fiscal 2018 period.

Other income primarily relates to a gain on the sale of our Florida office of $323,000, a fee of $175,000 to extend the closing date of the sale of our restaurant located in Bay Ridge, Brooklyn, NY by three months and sublease income from a franchised restaurant which was $42,000 in each of the fiscal 2019 and fiscal 2018 periods.

Provision for Income Taxes

On December 22, 2017, the Tax Act was enacted which among other provisions, permanently reduces the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminates the corporate Alternative Minimum Tax.  The Tax Act limits the deduction of business interest, net of interest income, to 30 percent of the adjusted taxable income of the taxpayer in any taxable year.  Any amount disallowed under the limitation is treated as business interest paid or accrued in the following year.  Disallowed interest will have an indefinite carryforward.  The Tax Act also repeals the performance-based exception to the $1.0 million deduction limitation on executive compensation and modifies the definition of “covered employees”. Additionally, the Tax Act intended to allow businesses to immediately expense the full cost of new equipment. However, the law as written does not currently permit restaurant companies to take advantage of the laws’ intention.

The income tax provisions for the twenty-six week periods ended September 23, 2018 and September 24, 2017 reflect effective tax rates of 28.5% and 39.4%, respectively. The majority of the decline in the Company’s tax rate is due to the reduction in our Federal income tax rate from 34% to 21% pursuant to the Tax Act. Nathan’s effective tax rates for the twenty-six week periods ended September 23, 2018 and September 24, 2017 were reduced by 0.4% and 1.9%, respectively, as a result of the tax benefits associated with stock compensation. For the twenty-six week periods ended September 23, 2018 and September 24, 2017, excess tax benefits of $46,000 and $194,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes. As described under Note K to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2019 will be in the range of approximately 27.0% to 30.0% excluding the impact of the excess tax benefits associated with stock compensation and the potential impact of any reduction to the Company’s unrecognized tax benefits.

The amount of unrecognized tax benefits at September 23, 2018 was $250,000, all of which would impact Nathan’s effective tax rate, if recognized. As of September 23, 2018, Nathan’s had $238,000 of accrued interest and penalties in connection with unrecognized tax benefits.

In January 2018, Nathan’s received notification from the State of Virginia that it was seeking to review Nathan’s tax returns for the period April 2014 through March 2017. The review has been completed; Nathan’s has accepted the findings and settled the matter in the second quarter fiscal 2019. The effects of the review have been factored into the Company’s effective tax rate for fiscal 2019.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2019 will be in the range of approximately 27.0% to 30.0% excluding the impact of any discrete items recorded and excess tax benefit associated with stock compensation. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates. In addition, the ultimate benefit of the Tax Act on Nathan’s is unclear as the lower annual tax rate could be outweighed by deduction limitations and other provisions included in further guidance and regulations.

Off-Balance Sheet Arrangements

Nathan’s did not have any open purchase commitments for hot dogs outstanding as of September 23, 2018. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash at September 23, 2018 aggregated $66,154,000, increasing by $8,815,000 during the fiscal 2019 period as compared to cash of $57,339,000 at March 25, 2018. Net working capital increased to $62,289,000 from $53,702,000 at March 25, 2018. On November 1, 2018, we paid our second semi-annual interest payment of $4,968,750 for fiscal 2019. We expect to pay our third quarter dividend on December 14, 2018.

In November 2017, the Company refinanced its then-outstanding 2020 Notes totaling $135.0 million at 10.000% per annum by issuing $150.0 million 2025 Notes at 6.625% per annum. Please refer to Note O – Long Term Debt in the accompanying Consolidated Financial Statements, for the effects of the Company’s refinancing from the preceding consolidated financial statements.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are $4,968,750. During the twenty-six week period ended September 23, 2018, we paid interest of $4,968,750 on May 1, 2018 for the 2025 Notes. On November 1, 2018, we paid our second semi-annual interest payment of $4,968,750. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

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

As of September 23, 2018, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Cash provided by operations of $10,003,000 in the fiscal 2019 period is primarily attributable to net income of $9,279,000 in addition to other non-cash operating items of $972,000, offset by changes in other operating assets and liabilities of $248,000. Non-cash operating activities consist principally of $684,000 depreciation and amortization, $346,000 amortization of debt issuance costs and share-based compensation of $104,000. Non-cash operating items also include $46,000 of excess income tax benefits from stock-based compensation arrangements as a result of the accounting for certain aspects of its share-based payments to employees, all of which were partially offset by the gain on the sale of our Florida office of $323,000. In the fiscal 2019 period, accounts and other receivables increased by $310,000 compared to the fiscal 2018 period due primarily to increased seasonal advances to the Advertising Fund of $858,000 and higher receivables from Branded Product Program sales of $156,000, offset by lower license royalties of $668,000. In the fiscal 2019 period, prepaid expenses and other current assets decreased by $2,350,000 due principally to the reduction of prepaid income taxes of $1,624,000 which were deposited in fiscal 2018, prior to the successful debt refinancing that have been applied to current year earnings. The decrease in accounts payable, accrued expenses and other current liabilities of $2,015,000 is primarily due the reduction in accounts payable of $1,911,000 due principally to seasonal fluctuations, a reduction of accrued payroll and other benefits of $773,000 due primarily to the payment of prior year incentive compensation, and reductions in deferred revenue of $571,000 and accrued rebates of $286,000 partly offset by the receipt of an additional deposit of $1,000,000 toward the sale of our restaurant located in Bay Ridge, Brooklyn, NY and higher taxes payable of $861,000.

Cash provided by investing activities was $1,096,000 in the fiscal 2019 period primarily represents proceeds received from the sale of our regional Florida office of $1,330,000 which was partially offset by capital expenditures incurred for our Branded Product Program and select restaurant improvements of $234,000. On October 23, 2018, we completed the sale of a company-owned restaurant in Bay Ridge, NY and received $9,245,000, net of previously received deposits and expenses.

Cash used in financing activities of $2,284,000 in the fiscal 2019 period relates primarily to the payments of the Company’s regular $0.25 per share cash dividend of $2,094,000. The Company also paid $174,000 for withholding taxes on the net share vesting of employee restricted stock and dividends of $150,000 relating to the previously declared special cash dividend in connection with the vesting of 5,000 shares of the Company’s restricted stock. The Company also received $134,000 of proceeds from the exercise of stock options.

During the period from October 2001 through September 23, 2018, Nathan’s purchased 5,127,373 shares of its common stock at a cost of approximately $77,303,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,236,273 shares at a total cost of approximately $70,145,000, reducing the number of shares then-outstanding by 53.8%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 23, 2018, Nathan’s has repurchased 939,742 shares at a cost of $29,641,000 under the sixth stock repurchase plan. At September 23, 2018, there were 260,258 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Management believes that available cash, and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements and stock repurchases for at least the next 12 months.

As discussed above, we had cash at September 23, 2018 aggregating $66,154,000.  Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced $135,000,000 10.000% Notes due 2020 with $150,000,000 6.625% Notes due 2025 and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, Nathans’ Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. Through September 23, 2018, we have declared and paid two quarterly dividend distributions totaling $2,094,000.

Effective November 2, 2018, the Board declared its third quarterly cash dividend of $0.25 per share which is payable on December 14, 2018 to stockholders of record as of the close of business on December 3, 2018.  Our ability to pay future dividends is limited by the terms of the Indenture with US Bank National Association, as trustee and collateral trustee. In addition, the payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements. We may also return capital to our stockholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 31, 2019, we will be required to make interest payments of $9,937,500, all of which have been made as of November 1, 2018.

At September 23, 2018, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of September 23, 2018 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$150,000	$-	$-	$-	$150,000
Employment Agreements	5,975	1,500	2,125	1,750	600
Operating Leases	10,492	1,668	2,282	2,201	4,341
Gross Cash Contractual Obligations	166,467	3,168	4,407	3,951	154,941
Sublease Income	1,744	266	490	383	605
Net Cash Contractual Obligations	$164,723	$2,902	$3,917	$3,568	$154,336

a)	Represents the 2025 Notes.

b)	At September 23, 2018, the Company had unrecognized tax benefits of $250,000.

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

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal year ended March 29, 2015. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued increasing through June 2017 before beginning to slightly decline until July which is when the costs stabilized through March 2018 at approximately 10% higher than the same period of the fiscal 2017 period. Since April 2018 our commodity cost for hot dogs had been stable before beginning to decline in September 2018. As such, our market price for hot dogs during our fiscal 2019 period was approximately 10.0% lower than the fiscal 2018 period.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Cash

We have historically invested our cash in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 23, 2018, Nathan’s cash aggregated $66,154,000. Earnings on this cash would increase or decrease by approximately $165,000 per annum for each 0.25% change in interest rates.

Borrowings

At September 23, 2018, we had $150,000,000 of 2025 Notes outstanding which are due in November 2025.  Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates.  We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal year ended March 29, 2015. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued increasing through June 2017 before beginning to slightly decline until July which is when the costs stabilized through March 2018 at approximately 10% higher than the same period of the fiscal 2017 period. Since April 2018 our commodity cost for hot dogs has been stable before beginning to decline in September 2018. As such, our market price for hot dogs during our fiscal 2019 period was approximately 10.0% lower than the fiscal 2018 period.

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

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 23, 2018 would have increased or decreased our cost of sales by approximately $2,699,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 23, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

As described under Note N – Stockholder’s Equity to the Company’s Consolidated Financial Statements, the Company’s 2013 Rights Plan terminated on September 30, 2018.

Effective November 2, 2018, the Board declared its quarterly cash dividend of $0.25 per share which is payable on December 14, 2018 to shareholders of record as of the close of business on December 3, 2018.

Item 6. Exhibits.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Indenture, dated as of November 1, 2017, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated November 1, 2017.)

10.1

Amendment to Agreement of Sale between Nathan’s Famous Operating Corp. and 660 86 LLC dated July 15, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 24, 2018.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 23, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 2, 2018	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index.

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)

3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)

3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)

4.2	Indenture, dated as of November 1, 2017, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated November 1, 2017.)

10.1	Amendment to Agreement of Sale between Nathan’s Famous Operating Corp. and 660 86 LLC dated July 15, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 24, 2018.)

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 23, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

 ;